Form 10-Q
period 2012-06-30
NorthStar Healthcare Income, Inc.
filed 2012-09-20
CIK 1503707

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File Number: 333-170802

NORTHSTAR HEALTHCARE INCOME, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	27-3663988 (IRS Employer Identification No.)

399 Park Avenue, 18th Floor New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)

(212) 547-2600
(Registrant's Telephone Number, Including Area Code)

        Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒ (The registrant has only been required to file such reports for 45 days.)

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        The Company has one class of common stock, par value $0.01 per share, 22,223 shares outstanding as of September 19, 2012.

NORTHSTAR HEALTHCARE INCOME, INC.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "estimate," "believe," "could," "predict," "continue," "future," or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and loan and security activities. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

  •
  our ability to successfully raise capital in our offering;

  •
  our dependence on the resources and personnel of our advisor and our sponsor;

  •
  the performance of our advisor and our sponsor;

  •
  our lack of operating history and the limited operating history of our dealer manager;

  •
  our liquidity and access to capital;

  •
  our ability to make distributions to our stockholders, including from sources other than cash flow from operations;

  •
  the lack of a public trading market for our shares;

  •
  the effect of economic conditions on our borrowers, operators and residents;

  •
  availability of opportunities to acquire, including our advisor's ability to source and close on, debt, equity and security investments in the healthcare real estate sector;

  •
  changes in our business or investment strategy;

  •
  changes in the value of our portfolio;

  •
  environmental compliance costs and liabilities;

  •
  any failure in our advisor's due diligence to identify all relevant facts in our underwriting process or otherwise;

  •
  rates of default or decreased recovery rates on our target investments;

  •
  borrower, operator or resident defaults and bankruptcy;

  •
  the degree and nature of our competition;

  •
  illiquidity of properties in our portfolio;

  •
  the effectiveness of our risk management systems;

  •
  failure to maintain effective internal controls;

  •
  regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

  •
  legislative and regulatory changes, including changes to laws governing the taxation of a real estate investment trust, or REIT;

  •
  our ability to qualify and maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

  •
  the loss of our exemption from registration under the Investment Company Act of 1940, as amended;

  •
  general volatility in capital markets;

  •
  effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

  •
  the impact of any conflicts arising among us and our sponsor;

  •
  the adequacy of our cash reserves and working capital;

  •
  the timing of cash flows, if any, from our portfolio; and

  •
  other risks associated with investing in our targeted investments, including changes in our industry, interest rates, the securities markets, the general economy or the finance and real estate markets specifically.

        The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

        Factors that could have a material adverse effect on our operations and future prospects are set forth in the "Risk Factors" section of our Registration Statement on Form S-11 (File No. 333-170802). The factors set forth in this Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Cash	$202,007	$202,007

Total assets	$202,007	$202,007

Equity
NorthStar Healthcare Income, Inc. Stockholder's Equity
Common stock, $0.01 par value; 200,000 shares authorized, 22,223 shares issued and outstanding at June 30, 2012 and December 31, 2011	$222	$222
Additional paid-in capital	199,785	199,785

Total NorthStar Healthcare Income, Inc. stockholder's equity	200,007	200,007
Non-controlling interests	2,000	2,000

Total equity	$202,007	$202,007

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
			Additional Paid-in Capital	Total Company's Stockholder's Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2010	22,223	$222	$199,785	$200,007	$2,000	$202,007

Balance, December 31, 2011	22,223	$222	$199,785	$200,007	$2,000	$202,007

Balance, June 30, 2012 (unaudited)	22,223	$222	$199,785	$200,007	$2,000	$202,007

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Formation and Organization

        NorthStar Healthcare Income, Inc. (the "Company") was formed on October 5, 2010 as a Maryland corporation and intends to qualify as a real estate investment trust ("REIT") beginning with the taxable year ending December 31 of the year in which the Company satisfies the minimum offering requirement. The Company was organized primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate ("CRE") debt and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector. The Company is externally managed by NorthStar Healthcare Income Advisor, LLC (the "Advisor") and has no employees. As of June 30, 2012, the Company had not begun operations.

        Substantially all of the Company's business will be conducted through NorthStar Healthcare Income Operating Partnership, LP, the Company's operating partnership (the "OP"). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar Healthcare Income OP Holdings, LLC (the "Special Unit Holder"). The Advisor has invested $1,000 in the OP in exchange for common units and the Special Unit Holder has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the "Special Units"), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2012 and December 31, 2011. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from the continuous public offering to the OP as a capital contribution.

        The Company's charter authorizes the issuance of up to 200,000 shares of common stock with a par value of $0.01 per share. The Company's board of directors is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. On October 12, 2010, the Company sold 22,223 shares of common stock to NRFC Sub-REIT Corp., a wholly-owned subsidiary of NorthStar Realty Finance Corp. (the "Sponsor"), for an aggregate purchase price of $200,007.

        On November 24, 2010, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock in a continuous, public offering, of which 100,000,000 shares can be offered pursuant to the Company's primary offering (the "Primary Offering") and 10,526,315 shares can be offered pursuant to the Company's distribution reinvestment plan (the "DRP"), and are herein collectively referred to as the Offering. The SEC declared the Company's registration statement effective on August 7, 2012 and the Company retained NorthStar Realty Securities, LLC (the "Dealer Manager"), a wholly-owned subsidiary of the Sponsor, to serve as the dealer manager of the Primary Offering. The Dealer Manager will be responsible for marketing the Company's shares being offered pursuant to the Primary Offering. As described above, the Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of debt and equity investments in the healthcare real estate sector.

        As of June 30, 2012, the Company had not begun offering shares in its Offering and neither the Company nor the OP had acquired or contracted to make any investments. Also as of June 30, 2012, the Advisor had not identified any investments in which there is a reasonable probability that the Company or the OP will invest.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying unaudited consolidated interim financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. The Company did not have operations for the three and six months ended June 30, 2012 and 2011, and therefore does not present consolidated statements of operations or consolidated statements of cash flows for the applicable periods. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position have been included and are of a normal and recurring nature.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiary, which is majority-owned and controlled by the Company. There were no intercompany balances as of June 30, 2012 and December 31, 2011.

Estimates

        The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Real Estate Debt Investments

        CRE debt investments are intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which will approximate fair value.

Operating Real Estate

        Acquisitions of properties will be accounted for at historical cost less accumulated depreciation. The Company will follow the purchase method of accounting for acquisitions, where the purchase price of real estate is allocated to tangible assets such as land, building, tenant improvements and other identified intangibles. Costs directly related to acquisitions deemed to be business combinations will be expensed. Ordinary repairs and maintenance will be expensed as incurred. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. Real estate will be depreciated using the straight-line method over the estimated useful lives of the assets.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Real Estate Securities

        CRE securities will be classified as available for sale on the acquisition date, which will be carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in the Company's consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gains (losses) on investments and other in the Company's consolidated statements of operations.

Revenue Recognition

Real Estate Debt Investments

        Interest income will be recognized on an accrual basis and any related discount, premium, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in the Company's consolidated statements of operations.

Operating Real Estate

        Rental income from operating real estate will be derived from leasing of space to various healthcare operators. The leases will generally be for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases.

        Resident fee revenue from healthcare properties utilizing a taxable REIT subsidiary ("TRS") structure will be recorded when services are rendered and will include resident room and care charges and other resident charges.

Real Estate Securities

        Interest income will be recognized using the effective interest method with any purchased premium or discount accreted through earnings based upon expected cash flows through the expected maturity date of the security. Changes to expected cash flows may result in a change to the yield which will then be used prospectively to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans will be considered impaired when based on current information and events it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company will be required in this analysis. The Company will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

will be based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to the provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.

        Income recognition will be suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments will be applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest will be recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan will be written off when it is no longer realizable and/or legally discharged.

Operating Real Estate

        The Company's real estate investments will be reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of the Company's real estate may be impaired or that the carrying value may not be recoverable. A property's value will be considered impaired if the estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, the Company will consider U.S. macroeconomic factors, including real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property. Allowances for doubtful accounts for operator/resident receivables will be established based on periodic review of aged receivables resulting from estimated losses due to the inability of operators/residents to make required rent and other payments contractually due. Additionally, the Company will establish, on a current basis, an allowance for future operator/resident credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.

Real Estate Securities

        CRE securities for which the fair value option is not elected will be periodically evaluated for other-than-temporary impairment ("OTTI"). CRE securities for which the fair value option is elected will not be evaluated for OTTI as changes in fair value will be recorded in the Company's consolidated statements of operations. Realized losses on such securities will be reclassified to realized gains (losses) on investments and other as losses occur.

Cash

        The Company places its cash with high credit quality institutions to limit credit risk. There are currently no restrictions on the use of the Company's cash.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Fair Value Measurement

        The Company will follow fair value guidance in accordance with U.S. GAAP to account for its financial instruments. The Company will categorize its financial instruments based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

        Financial assets and liabilities recorded on the consolidated balance sheets will be categorized based on the inputs to the valuation techniques as follows:

Level 1. Quoted prices for identical assets or liabilities in an active market.
Level 2. Financial assets and liabilities whose values are based on the following:
a)	Quoted prices for similar assets or liabilities in active markets.
b)	Quoted prices for identical or similar assets or liabilities in non-active markets.
c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability.
d)	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.
Level 3. Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

        U.S. GAAP also requires disclosure of fair value for all financial instruments. As of June 30, 2012 and December 31, 2011, the Company's only financial instrument was cash and its fair value was estimated to approximate its carrying amount.

Organization and Offering Costs

        The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company are initially being paid by the Advisor or its affiliates on behalf of the Company. These organization and offering costs include all expenses (other than selling commissions and the dealer manager fee) to be paid by the Company in connection with the formation of the Company and the qualification and registration of the Offering, and the marketing and distribution of shares. The Company anticipates that, pursuant to an advisory agreement with the Advisor, the Company will be obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Company will not be obligated to reimburse the Advisor to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by the Company exceed 15% of

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

gross proceeds from the Primary Offering. When recorded by the Company, organization costs will be expensed as incurred and offering costs, which include selling commissions and dealer manager fees, will be recorded as a reduction to equity. In the event the minimum amount of $2,000,000 of gross offering proceeds is not raised from persons not affiliated with the Company or the Advisor, the Company will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs.

Equity-Based Compensation

        The Company has adopted a long-term incentive plan which it uses to attract and retain qualified officers, directors and employees and currently intends to issue awards only to its independent directors under its long-term incentive plan. The Company will account for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, will be amortized to compensation expense over the award's vesting period on a straight-line basis. Equity-based compensation will be classified within general and administrative expenses in the consolidated statements of operations.

Income Taxes

        The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such, commencing with the taxable year in which the Company satisfies the minimum offering requirement. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company's annual REIT taxable income to its stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance U.S. GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company's net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

        Because the Company intends to be taxed as a REIT, it may not directly operate healthcare facilities. For certain of the Company's healthcare properties the Company will utilize the TRS structure authorized by the REIT Investment Diversification and Empowerment Act. Under this structure, the Company will lease certain properties to the TRS and the TRS will enter into management contracts, with an "eligible independent contractor," for the operation of such properties.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Pronouncements

        In May 2011, the Financial Accounting Standards Board issued an accounting update to amend existing guidance concerning fair value measurements and disclosures. The update is intended to achieve common fair value measurements and disclosure requirements under U.S. GAAP and International Financial Reporting Standards and is effective in the first interim or annual period beginning after December 15, 2011. The adoption did not have a material impact on the consolidated financial statements.

3. Related Party Arrangements

NorthStar Healthcare Income Advisor, LLC

        Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. For such services, the Advisor will receive fees and compensation from the Company.

Organization and Offering Costs

        The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and the dealer manager fee, to exceed $15 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the independent directors determine are not fair and commercially reasonable to the Company. As of June 30, 2012 and December 31, 2011, the Advisor has incurred $1,889,716 and $1,471,651, respectively, of organization and operating costs on behalf of the Company. Organization and operating costs incurred by the Advisor are not recorded on the consolidated balance sheets of the Company because such costs are not a liability of the Company until the minimum amount of $2,000,000 in gross offering proceeds is raised, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of gross proceeds of the Primary Offering.

Operating Costs

        The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. Indirect includes the Company's allocable share of costs incurred by the Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee, asset management fee or disposition fee. The Company will reimburse the Advisor for operating costs (including the asset management fee) at

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Related Party Arrangements (Continued)

the end of the four preceding fiscal quarters not to exceed the greater of: (i) 2% of its average invested assets; or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company's independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company will calculate the expense reimbursement quarterly based upon the trailing twelve-month period.

Advisory Fees

Asset Management Fee

        The Company will pay the Advisor a monthly asset management fee equal to one-twelfth of 1% of the sum of the principal amount funded or allocated for CRE debt originated and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on the Company's debt and security investments (or the Company's proportionate share thereof in the case of debt or equity investments made through a joint venture).

Asset Acquisition Fee

        The Advisor, or its affiliates, will also receive an acquisition fee equal to 1% of the principal amount funded or allocated by the Company to originate or acquire CRE debt, including acquisition expenses and any financing attributable to the investment (or the Company's proportionate share thereof in the case of a debt investment made through a joint venture), and 2.25% of each real estate property acquired by the Company, including acquisition expenses and any financing attributable to the investment (or the Company's proportionate share thereof in the case of an equity investment made through a joint venture). The Company will not pay an acquisition fee for the acquisition of securities. Acquisition fees incurred to the Advisor related to the origination or acquisition of CRE debt will be amortized to interest income over the life of the investment using the effective interest method and will be included in CRE debt investments, net on the consolidated balance sheets. Acquisition fees incurred related to equity investments will generally be expensed as incurred.

Asset Disposition Fee

        The Advisor, or its affiliates, will receive a disposition fee equal to 1% of the contract sales price of each CRE debt investment sold and 2% of the contract sales price of each property sold. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of CRE debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1% of the principal amount of the loan prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. Disposition fees incurred to the Advisor related to CRE debt will be amortized to interest income over the life of the investment using the effective interest method and will be included in CRE debt investments, net on the consolidated balance sheets.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Related Party Arrangements (Continued)

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

        Pursuant to a dealer manager agreement, the Dealer Manager will receive selling commissions of up to 7% of gross offering proceeds from the Primary Offering, all of which will be reallowed to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee of 3% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the DRP.

Distribution Support Agreement

        Pursuant to a distribution support agreement, the Sponsor has agreed to purchase up to an aggregate of $10,000,000 in shares of the Company's common stock in certain circumstances in order to provide additional cash to pay distributions, if necessary.

4. Stockholder's Equity

Common Stock

        On October 12, 2010, the Company sold 22,223 shares of common stock to NRFC Sub-REIT Corp. for an aggregate purchase price of $200,007. As of June 30, 2012 and December 31, 2011, the Company had 22,223 shares outstanding.

Distribution Reinvestment Plan

        The Company has adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company's common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at the estimated value per share of the Company's common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its organization and offering stage. The organization and offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offerings, and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The Company's board of directors may amend or terminate the DRP for any reason upon ten-days' notice to participants.

Share Repurchase Program

        The Company has adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability, if the disability is deemed qualifying by the Company's board of directors, in its sole discretion, and after receiving written notice

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Stockholder's Equity (Continued)

from the stockholder. The Company is not obligated to repurchase shares under this share repurchase program.

5. Non-controlling Interests

        The Advisor has invested $1,000 in the OP in exchange for common units and the Special Unit Holder has invested $1,000 in the OP and has been issued Special Units, which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2012 and December 31, 2011.

6. Equity-Based Compensation

        The Company has adopted a long-term incentive plan which it uses to attract and retain qualified officers, directors and employees. The Company's long-term incentive plan offers these individuals an opportunity to participate in its growth through awards in the form of, or based on, its common stock. The Company currently intends to issue awards only to its independent directors under its long-term incentive plan.

        The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents, limited partnership interests in the Company's operating partnership, other stock-based awards and cash-based awards to directors of the Company. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10% of the outstanding shares of the Company's common stock on the date of grant of any such stock options. Any stock options and stock appreciation rights granted under the long-term incentive plan will have an exercise price or base price that is not less than the fair value of the Company's common stock on the date of grant.

        The Company's board of directors, or a committee of the board, administers the long-term incentive plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals.

        Each of the Company's independent directors will be granted 5,000 shares of restricted stock upon the Company raising the minimum amount of $2,000,000 of gross offering proceeds from persons not affiliated with the Company or its Advisor.

7. Subsequent Events

        On July 27, 2012, the Company's board of directors authorized the increase of common shares the Company may issue from 200,000 to 400,000,000 and authorized the Company to issue 50,000,000 preferred shares.

        On July 31, 2012, the Company entered into the advisory agreement with the Advisor, the dealer manager agreement with the Dealer Manager and the distribution support agreement with the Sponsor.

        The SEC declared the Company's registration statement effective on August 7, 2012 and the Company retained the Dealer Manager to serve as the dealer manager of the Primary Offering.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1 of this report. References to "we," "us," or "our" refer to NorthStar Healthcare Income, Inc. and its subsidiaries (collectively, our Company) unless context specifically requires otherwise.

Introduction

        We were formed on October 5, 2010 as a Maryland corporation and intend to qualify as a real estate investment trust, or REIT, beginning with the taxable year ending December 31 of the year in which we satisfy the minimum offering requirement. We are organized to primarily originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients. We may also originate and acquire debt and equity investments in facilities that rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities. In addition, we may acquire healthcare-related securities. We are externally managed by NorthStar Healthcare Income Advisor, LLC, our Advisor, and have no employees. As of June 30, 2012, we had not begun operations.

        Substantially all of our business will be conducted through NorthStar Healthcare Income Operating Partnership, LP, or our OP. We are the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar Healthcare Income OP Holdings, LLC, or the Special Unit Holder. The Advisor has invested $1,000 in the OP in exchange for common units and the Special Unit Holder has invested $1,000 in the OP and has been issued a separate class of limited partnership units, which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2012 and December 31, 2011. As we accept subscriptions for shares, we will transfer substantially all of the net proceeds from the continuous public offering to the OP as a capital contribution.

        On November 24, 2010, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or the SEC, to offer a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock in a continuous, public offering, of which 100,000,000 shares can be offered pursuant to our primary offering, or our Primary Offering, and 10,526,315 shares could be offered pursuant to our distribution reinvestment plan, or our DRP, and are herein collectively referred to as our Offering. The SEC declared our registration statement effective on August 7, 2012 and we retained NorthStar Realty Securities, LLC, or our Dealer Manager, to serve as the dealer manager of our Primary Offering. Our Dealer Manager will be responsible for marketing our shares being offered pursuant to our Primary Offering. As described above, we intend to use substantially all of the net proceeds from our Offering to primarily originate, acquire and asset manage a diversified portfolio of debt and equity investments in healthcare real estate with a focus on the mid-acuity senior housing sector.

        As of June 30, 2012, we had not begun offering shares in our Offering and neither we nor our OP had acquired or contracted to make any investments. Also as of June 30, 2012, our Advisor had not identified any investments in which there is a reasonable probability that we or our OP will invest.

        Our primary business lines will be as follows:

  •
  Commercial Real Estate Debt—Primarily will include first mortgage loans and the remainder will be subordinate mortgages, mezzanine loans, preferred equity investments and participations in such loans.

  •
  Equity Investments—Primarily will include equity investments in properties in the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities and may also include medical office buildings and rehabilitation facilities.

  •
  Healthcare-Related Securities—Primarily will include commercial mortgage-backed securities, or CMBS, and may include other related securities, backed primarily by loans secured by healthcare properties.

        We believe that these businesses are complementary to each other due to the overlapping sources of investment opportunities and common reliance on healthcare real estate fundamentals.

        We will generate revenue from interest income, rental income and resident fees. Interest income will be generated from our debt and security investments. Our interest income will primarily be derived through the difference between revenues and the cost at which we are able to finance our investments. Rental income will be generated from our operating real estate for the leasing of space to various types of healthcare operators. The leases will be for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases. Resident fee revenue from healthcare properties utilizing a taxable REIT subsidiary, or TRS, structure will be recorded when services are rendered and will include resident room and care charges and other resident charges.

        We will conduct our operations so as to qualify as a REIT for federal income tax purposes.

        The following describes the major CRE asset classes in which we will invest and continue to actively manage to maximize stockholder value and to preserve our capital.

Real Estate Debt

        Our CRE debt business will be focused on originating, acquiring and asset managing CRE debt investments secured by healthcare properties primarily including first mortgage loans, with the remainder being subordinate mortgages, mezzanine loans, preferred equity investments and participations in such loans. We will emphasize direct origination of our debt investments as this allows us a greater degree of control in structuring and allows us to maintain a more direct relationship with our borrowers and provides us an opportunity to earn origination and other fees.

Equity Investments

        Our equity investments business will be focused on acquiring equity investments in healthcare properties, with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients. We may also acquire equity investments in facilities that rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities.

Real Estate Securities

        Our healthcare-related securities business will be focused on investing in and asset managing healthcare-related securities, primarily including CMBS and may include other related securities, backed primarily by loans secured by healthcare properties. We expect that this asset class will be less than 10% of our total portfolio.

Outlook and Recent Trends

Real Estate Finance Markets

        In the first half of 2011, liquidity began to return to the commercial real estate finance markets and capital started to become available to the stronger sponsors. Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $30 billion in non-agency CMBS issuance that were completed in 2011. Credit started to contract in mid-2011 as the European debt woes began to unfold resulting in severe market volatility.

        Global financial markets continue to be strained in 2012 and we expect that the commercial real estate finance markets will continue to be volatile in the near term due to anemic U.S. economic growth, continued high levels of unemployment and global market instability, along with the risk of maturing CRE debt that will have difficulties being refinanced. It is currently estimated that $1.3 trillion of CRE debt will mature in the next three years and $2.1 trillion will mature through 2017. We anticipate that many of these loans will not be able to be refinanced, exacerbating growth and potentially leading to contracting credit. With that, capital markets continue to make slow gains toward recovery. Through June 30, 2012, there have been $18 billion in non-agency CMBS issuance and many industry experts are predicting approximately $35 billion total non-agency CMBS issuance for 2012.

        Virtually all commercial real estate property types were adversely impacted by the credit crisis, including core property types such as hotel, retail, office, industrial and multifamily properties. Healthcare-related property types were also negatively impacted, although not as much as other property types. Land, condominium and other commercial property types were more severely impacted. Despite the difficult U.S. and global economic conditions, investor interest has been returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and especially in certain asset types such as apartments. In 2012 and going forward, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because we will not be otherwise distracted by legacy portfolio issues.

Healthcare Real Estate Finance Markets

        The healthcare real estate finance markets tend to attract new equity and debt capital more slowly than more traditional commercial real estate property types because of significant barriers to entry for new investors or lenders to healthcare property owners. Investing in and lending to the healthcare real estate sector requires an in-depth understanding of the healthcare regulatory environment and the specialized nature of healthcare facility operations. While these supply constraints may create opportunities for attractive investments in the healthcare property sector, they may also provide challenges to us when seeking financing on attractive terms for our senior housing or other healthcare properties in our portfolio.

Healthcare Fundamentals

        We believe owners and operators of senior housing facilities and other healthcare properties are benefitting from demographic trends, specifically the aging of the U.S. population and the increasing demand for inpatient, outpatient and physician-based healthcare services. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. As healthcare costs increase, insurers, individuals and the government are pursuing the lowest cost providers of healthcare. Senior housing facilities, such as assisted living and skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than in higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings, provide treatment to patients in more cost effective settings. Recent regulatory changes have created incentives for long-term acute-care hospitals and in-patient rehabilitation facilities to minimize patient lengths of stay and placed limits on the type of patient that can be admitted to these facilities, thereby increasing the demand for senior housing facilities. The growth in total demand for healthcare, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system.

        Despite the barriers and constraints to investing in the healthcare real estate sector, the demographics and other market dynamics are resulting in the sector becoming more attractive to investors, as demonstrated by the $28 billion of mergers and acquisition activity over the past two years.

Our Strategy

        Our primary business objectives are to originate and acquire real estate-related investments in healthcare real estate with a focus on the mid-acuity senior housing sector in order to pay attractive and consistent cash distributions and to preserve, protect and return capital to our stockholders. We believe that our Advisor has a platform that derives a competitive advantage from the combination of extensive healthcare industry relationships and significant healthcare CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. In addition, our Advisor's management team includes a team of experienced healthcare real estate professionals. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on CRE fundamentals and ability to apply similar asset management skills to maximize value and to protect capital.

        We expect to use the net proceeds from our continuous, public offering of a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock, which we herein refer to as our Offering, and proceeds from other financing sources to carry out our primary business objectives of originating, acquiring and asset managing a diversified portfolio of debt and equity investments in healthcare real estate.

Critical Accounting Policies

        Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because we believe that understanding these policies is critical to understanding and evaluating our reported financial results. Additionally, these policies may involve significant management judgment and assumptions, or require estimates about matters that are inherently uncertain. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate Debt Investments

        CRE debt investments are intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which will approximate fair value.

Operating Real Estate

        Acquisitions of properties will be accounted for at historical cost less accumulated depreciation. We will follow the purchase method of accounting for acquisitions, where the purchase price of real estate is allocated to tangible assets such as land, building, tenant improvements and other identified intangibles. Costs directly related to acquisitions deemed to be business combinations will be expensed. Ordinary repairs and maintenance will be expensed as incurred. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. Real estate will be depreciated using the straight-line method over the estimated useful lives of the assets.

Real Estate Securities

        All of our CRE securities will be classified as available for sale on the acquisition date, which will be carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gains (losses) on investments and other in our consolidated statements of operations.

Revenue Recognition

Real Estate Debt Investments

        Interest income will be recognized on an accrual basis and any related discount, premium, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in our consolidated statements of operations.

Operating Real Estate

        Rental income from operating real estate will be derived from leasing of space to various healthcare operators. The leases will generally be for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid monthly in installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases.

        Resident fee revenue from healthcare properties utilizing a TRS structure will be recorded when services are rendered and will include resident room and care charges and other resident charges.

Real Estate Securities

        Interest income will be recognized using the effective interest method with any purchased premium or discount accreted through earnings based upon expected cash flows through the expected maturity date of the security. Changes to expected cash flows may result in a change to the yield which will then be used prospectively to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans will be considered impaired when based on current information and events it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment by us will be required in this analysis. We will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to the provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.

        Income recognition will be suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments will be applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest will be recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan will be written off when it is no longer realizable and/or legally discharged.

Operating Real Estate

        Our real estate investments will be reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our real estate may be impaired or that the carrying value may not be recoverable. A property's value will be considered impaired if the estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, we will consider U.S. macroeconomic factors, including real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property. Allowances for doubtful accounts for operator/resident receivables will be established based on periodic review of aged receivables resulting from estimated losses due to the inability of operators/residents to make required rent and other payments contractually due. Additionally, we will establish, on a current basis, an allowance for future operator/resident credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.

Real Estate Securities

        CRE securities for which the fair value option is not elected will be periodically evaluated for other-than-temporary impairment, or OTTI. CRE securities for which the fair value option is elected will not be evaluated for OTTI as changes in fair value will be recorded in our consolidated statements of operations. Realized losses on such securities will be reclassified to realized gains (losses) on investments and other as losses occur.

Results of Operations

        We were formed on October 5, 2010 and as of June 30, 2012 had not commenced operations. We will not commence significant operations until we have raised the minimum offering amount of $2,000,000 from persons who are not affiliated with us or our Advisor and until we have made investments with the net proceeds from our Offering.

Liquidity and Capital Resources

        We will be dependent upon the net proceeds from our Offering to conduct our operations. We will obtain the capital required to primarily originate, acquire and asset manage a diversified portfolio of debt and equity investments in healthcare real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2012, we have not made any investments and our total assets consist of $202,007 in cash.

        We will not sell any shares in our Offering unless we raise a minimum of $2,000,000 in gross offering proceeds from persons who are not affiliated with us or our Advisor. If we are unable to raise substantially more funds in our Offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

        We currently have no outstanding borrowings and no commitments from any lender to provide us with financing. Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter precludes us from borrowing in excess of 75% of the aggregate cost of our investments before deducting loan loss reserves, other non-cash reserves and depreciation. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our board of directors, including a majority of our independent directors, and disclosed to our stockholders in our next quarterly filing with the justification for the excess.

        In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Dealer Manager and our Advisor for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor to the extent that selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. The advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors.

        We intend to elect to be taxed as a REIT and to operate as a REIT commencing with our taxable year ending December 31 of the year in which we satisfy the minimum offering requirement. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow from operations or other sources, we intend to authorize and declare daily distributions and pay distributions on a monthly basis. We have not established a minimum distribution level.

Off Balance Sheet Arrangements

        We have no off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Arrangements

        Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. For such services, our Advisor will receive fees and compensation from us.

        Our Advisor and certain affiliates of our Advisor are entitled to receive reimbursement for costs paid on behalf of us in connection with our Offering. We will be obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from our Primary Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and the dealer manager fee, to exceed $15 million, or 1.5% of the total proceeds available to be raised from our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us. As of June 30, 2012 and December 31, 2011, our Advisor has incurred $1,889,716 and $1,471,651, respectively, of organization and operating costs on our behalf. Organization and operating costs incurred by our Advisor are not recorded on our consolidated balance sheets because such costs are not a liability of ours until the minimum amount of $2,000,000 in gross offering proceeds is raised, and such costs will only become a liability of ours to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of gross proceeds of our Primary Offering.

        Our Advisor and certain affiliates of our Advisor are entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect includes our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee, asset management fee or disposition fee. We will reimburse our Advisor for operating costs (including the asset management fee) at the end of the four preceding fiscal quarters not to exceed the greater of: (i) 2% of our average invested assets; or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We will calculate the expense reimbursement quarterly based upon the trailing twelve-month period.

        We will pay our Advisor a monthly asset management fee equal to one-twelfth of 1% of the sum of the principal amount funded or allocated for CRE debt originated and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on our debt and security investments (or our proportionate share thereof in the case of debt or equity investments made through a joint venture).

        Our Advisor, or its affiliates, will also receive an acquisition fee equal to 1% of the principal amount funded or allocated by us to originate or acquire CRE debt, including acquisition expenses and any financing attributable to the investment (or our proportionate share thereof in the case of a debt investment made through a joint venture), and 2.25% of each real estate property acquired by us, including acquisition expenses and any financing attributable to the investment (or our proportionate share thereof in the case of an equity investment made through a joint venture). We will not pay an acquisition fee for the acquisition of securities. Acquisition fees incurred to our Advisor related to the origination or acquisition of CRE debt will be amortized to interest income over the life of the investment using the effective interest method and will be included in CRE debt investments, net on the consolidated balance sheets. Acquisition fees incurred related to equity investments will be expensed as incurred.

        Our Advisor, or its affiliates, will receive a disposition fee equal to 1% of the contract sales price of each CRE debt investment sold and 2% of the contract sales price of each property sold. We will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of CRE debt unless there is a corresponding fee paid by our borrower, in which case the disposition fee will be the lesser of: (i) 1% of the principal amount of the loan prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property. Disposition fees incurred to our Advisor related to CRE debt will be amortized to interest income over the life of the investment using the effective interest method and will be included in CRE debt investments, net on the consolidated balance sheets.

        Pursuant to a dealer manager agreement, our Dealer Manager will receive selling commissions of up to 7% of gross offering proceeds from our Primary Offering, all of which will be reallowed to participating broker-dealers. In addition, we will pay our Dealer Manager a dealer manager fee of 3% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under our DRP.

        Pursuant to a distribution support agreement, our Sponsor has agreed to purchase up to an aggregate of $10,000,000 in shares of our common stock in certain circumstances in order to provide additional cash to pay distributions, if necessary.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition and refinancing of our healthcare-related debt and equity investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on income and cash flows and to lower overall borrowing costs. We may utilize a variety of financial instruments, including interest rate caps, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. We will not enter into derivative or interest rate transactions for speculative purposes.

        As of June 30, 2012, our only asset was cash, which was held in a non-interest bearing account, so any change in interest rates would have no impact on our earnings.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

Part II. Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

        During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

        On August 7, 2012, our registration statement on Form S-11 (File No. 333-170802), covering our Offering of up to 110,526,315 shares of common stock, of which 100,000,000 shares of common stock would be offered pursuant to our Primary Offering and 10,526,315 shares of common stock would be offered pursuant to our DRP, was declared effective under the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering up to 100,000,000 shares of common stock at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers, and 10,526,315 shares of common stock pursuant to our DRP at an aggregate offering price of $100 million, or $9.50 per share. As of June 30, 2012, our Advisor has incurred organization and offering costs on our behalf of $1,889,716. These costs are not recorded in our consolidated financial statements as of June 30, 2012 because such costs are not a liability of ours until the minimum amount of $2,000,000 in gross offering proceeds is raised, and such costs will only become a liability of ours to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of gross offering proceeds raised from our Primary Offering.

        We have adopted a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability, if the disability is deemed qualifying by our board of directors, in its sole discretion, and after receiving written notice from the stockholder. We are not obligated to repurchase shares under this share repurchase program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share repurchase program to: (i) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our share repurchase program at any time upon ten days' notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days' prior written notice. In addition, our share repurchase program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.

        As of June 30, 2012, we had not sold any common shares in our Offering and we had not repurchased any shares pursuant to our share repurchase program.

Item 6.    Exhibits

Exhibit Number		Description of Exhibit
3.1		Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

3.2		Third Amended and Restated Bylaws of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.1		Amended and Restated Advisory Agreement (filed as Exhibit 10.1 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.2		Amended and Restated Escrow Agreement (filed as Exhibit 10.2 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.3		Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.4		NorthStar Healthcare Income, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.5		NorthStar Healthcare Income, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.6		Form of Restricted Stock Award (filed as Exhibit 10.6 to Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.7		Amended and Restated Distribution Support Agreement (filed as Exhibit 10.7 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.8		Form of Indemnification Agreement (filed as Exhibit 10.8 to Pre-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description of Exhibit
101	**	The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; and (ii) Consolidated Statements of Equity as of June 30, 2012 (unaudited) and December 31, 2011; and (iii) Notes to Consolidated Financial Statements (unaudited)

*
Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date: September 20, 2012	By:	/s/ DANIEL R. GILBERT
		Name:	Daniel R. Gilbert
		Title:	Chief Executive Officer
	By:	/s/ DEBRA A. HESS
		Name:	Debra A. Hess
		Title:	Chief Financial Officer