Form 10-Q
period 2012-09-30
NorthStar Healthcare Income, Inc.
filed 2012-11-13
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

        Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

        The Company has one class of common stock, par value $0.01 per share, 22,223 shares outstanding as of November 12, 2012.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Cash	$202,007	$202,007

Total assets	$202,007	$202,007

Equity
NorthStar Healthcare Income, Inc. Stockholder's Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized as of September 30, 2012 and no shares authorized as of December 31, 2011, no shares issued and outstanding at September 30, 2012 and December 31, 2011	$—	$—
Common stock, $0.01 par value; 400,000,000 shares authorized as of September 30, 2012 and 200,000 shares authorized as of December 31, 2011, 22,223 shares issued and outstanding at September 30, 2012 and December 31, 2011	222	222
Additional paid-in capital	199,785	199,785

Total NorthStar Healthcare Income, Inc. stockholder's equity	200,007	200,007
Non-controlling interests	2,000	2,000

Total equity	$202,007	$202,007

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock			Total Company's Stockholder's Equity
			Additional Paid-in Capital		Non- controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2010	22,223	$222	$199,785	$200,007	$2,000	$202,007

Balance, December 31, 2011	22,223	$222	$199,785	$200,007	$2,000	$202,007

Balance, September 30, 2012 (unaudited)	22,223	$222	$199,785	$200,007	$2,000	$202,007

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Formation and Organization

        NorthStar Healthcare Income, Inc. (the "Company") was formed on October 5, 2010 as a Maryland corporation and intends to qualify as a real estate investment trust ("REIT") beginning with the taxable year ending December 31 of the year in which the Company satisfies the minimum offering requirement. The Company was organized primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate ("CRE") debt and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector. The Company is externally managed by NorthStar Healthcare Income Advisor, LLC (the "Advisor") and has no employees. As of September 30, 2012, the Company had not begun operations.

        Substantially all of the Company's business will be conducted through NorthStar Healthcare Income Operating Partnership, LP, the Company's operating partnership (the "OP"). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar Healthcare Income OP Holdings, LLC (the "Special Unit Holder"). The Advisor has invested $1,000 in the OP in exchange for common units and the Special Unit Holder has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the "Special Units"), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2012 and December 31, 2011. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from the continuous public offering to the OP as a capital contribution.

        The Company's charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and 50,000,000 shares of preferred stock with a par value of $0.01 per share. The Company's board of directors is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. On October 12, 2010, the Company sold 22,223 shares of common stock to NRFC Sub-REIT Corp., a wholly-owned subsidiary of NorthStar Realty Finance Corp. (the "Sponsor"), for an aggregate purchase price of $0.2 million.

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

        As of September 30, 2012, the Company had not sold any shares in its Offering and neither the Company nor the OP had acquired or contracted to make any investments. Also as of September 30, 2012, the Advisor had not identified any investments in which there is a reasonable probability that the Company or the OP will invest.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying unaudited consolidated interim financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. The Company did not have operations for the three and nine months ended September 30, 2012 and 2011, and therefore does not present consolidated statements of operations or consolidated statements of cash flows for the applicable periods. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position have been included and are of a normal and recurring nature.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiary, which is majority-owned and controlled by the Company. There were no intercompany balances as of September 30, 2012 and December 31, 2011.

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

Real Estate Securities

        Interest income will be recognized using the effective interest method with any purchased premium or discount accreted through earnings based upon expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to the yield which will then be applied prospectively or retrospectively to recognize interest income.

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

        U.S. GAAP also requires disclosure of fair value for all financial instruments. As of September 30, 2012 and December 31, 2011, the Company's only financial instrument was cash and its fair value was estimated to approximate its carrying amount.

Organization and Offering Costs

        The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company are initially being paid by the Advisor or its affiliates on behalf of the Company. These organization and offering costs include all expenses (other than selling commissions and the dealer manager fee) to be paid by the Company in connection with the formation of the Company and the qualification and registration of the Offering, and the marketing and distribution of shares. The Company anticipates that, pursuant to an advisory agreement with the Advisor, the Company will be obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Company will not be obligated to reimburse the Advisor to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by the Company exceed 15% of

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

gross proceeds from the Primary Offering. When recorded by the Company, organization costs will be expensed as incurred and offering costs, which include selling commissions and dealer manager fees, will be recorded as a reduction to equity. In the event the minimum amount of $2.0 million of gross offering proceeds is not raised from persons not affiliated with the Company or the Advisor, the Company will have no obligation to reimburse the Advisor, the Dealer Manager or their affiliates for any organization and offering costs.

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

Organization and Offering Costs

        The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and the dealer manager fee, to exceed $15 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the independent directors determine are not fair and commercially reasonable to the Company. As of September 30, 2012 and December 31, 2011, the Advisor has incurred $2.2 million and $1.5 million, respectively, of organization and offering costs on behalf of the Company. Organization and offering costs incurred by the Advisor are not recorded on the consolidated balance sheets of the Company because such costs are not a liability of the Company until the minimum amount of $2.0 million in gross offering proceeds is raised, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of gross proceeds of the Primary Offering.

Operating Costs

        The Advisor and certain affiliates of the Advisor are entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. Indirect includes the Company's allocable share of costs incurred by the Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee, asset management fee or disposition fee. The Company will reimburse the Advisor quarterly for operating costs (including the asset management

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Related Party Arrangements (Continued)

fee) based upon a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2% of its average invested assets; or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of the Company's assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company's independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company will calculate the expense reimbursement quarterly based upon the trailing twelve-month period.

Advisory Fees

Asset Management Fee

        The Company will pay the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1% of the sum of the principal amount funded or allocated for CRE debt originated and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on the Company's debt and security investments (or the Company's proportionate share thereof in the case of debt or equity investments made through a joint venture).

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

Asset Disposition Fee

        For substantial assistance in connection with the sale of investments, the Advisor, or its affiliates, will receive a disposition fee equal to 1% of the contract sales price of each CRE debt investment sold and 2% of the contract sales price of each property sold. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of CRE debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1% of the principal amount of the loan prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. Disposition fees incurred to the Advisor on CRE debt investments will be amortized to interest income over the life of the investment using the effective interest method and will be included in CRE debt investments, net on the consolidated balance sheets.

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

Distribution Support Agreement

        Pursuant to a distribution support agreement, the Sponsor has agreed to purchase up to an aggregate of $10.0 million in shares of the Company's common stock in certain circumstances in order to provide additional cash to pay distributions, if necessary.

4. Stockholder's Equity

Common Stock

        On October 12, 2010, the Company sold 22,223 shares of common stock to NRFC Sub-REIT Corp. for an aggregate purchase price of $0.2 million. As of September 30, 2012 and December 31, 2011, the Company had 22,223 common shares outstanding.

        On July 27, 2012, the Company's board of directors authorized the increase of common shares the Company may issue from 200,000 to 400,000,000.

Preferred Stock

        On July 27, 2012, the Company's board of directors authorized the Company to issue 50,000,000 preferred shares. As of September 30, 2012 and December 31, 2011, the Company had no preferred shares outstanding.

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

5. Non-controlling Interests

        The Advisor has invested $1,000 in the OP in exchange for common units and the Special Unit Holder has invested $1,000 in the OP and has been issued Special Units, which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

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

        Each of the Company's independent directors will be granted 5,000 shares of restricted stock upon the Company raising the minimum amount of $2.0 million of gross offering proceeds from persons not affiliated with the Company or its Advisor.

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

Introduction

        We were formed on October 5, 2010 as a Maryland corporation and intend to qualify as a real estate investment trust, or REIT, beginning with the taxable year ending December 31 of the year in which we satisfy the minimum offering requirement. We are organized to primarily originate, acquire and asset manage a diversified portfolio of commercial real estate, or CRE, debt and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients. We may also originate and acquire debt and equity investments in facilities that rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities. In addition, we may acquire healthcare-related securities. We are externally managed by NorthStar Healthcare Income Advisor, LLC, our Advisor, and have no employees. As of September 30, 2012, we had not begun operations.

        Substantially all of our business will be conducted through NorthStar Healthcare Income Operating Partnership, LP, or our OP. We are the sole general partner of our OP. The initial limited partners of our OP are our Advisor and NorthStar Healthcare Income OP Holdings, LLC, or the Special Unit Holder. Our Advisor has invested $1,000 in our OP in exchange for common units and the Special Unit Holder has invested $1,000 in our OP and has been issued a separate class of limited partnership units, which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2012 and December 31, 2011. As we accept subscriptions for shares, we will transfer substantially all of the net proceeds from the continuous public offering to our OP as a capital contribution.

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

        As of September 30, 2012, we had not sold any shares in our Offering and neither we nor our OP had acquired or contracted to make any investments. Also as of September 30, 2012, our Advisor had not identified any investments in which there is a reasonable probability that we or our OP will invest.

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

        Global financial markets continue to be strained in 2012 and we expect that the commercial real estate finance markets will continue to be volatile in the near term due to anemic U.S. economic growth, continued high levels of unemployment and global market instability, along with the risk of maturing CRE debt that will have difficulties being refinanced. There was a coordinated effort to stimulate growth by several of the world's largest central banks through massive injections of stimulus in the financial markets in September 2012 which will also have the likely impact of keeping rates low for the near and intermediate term.

        It is currently estimated that $1.3 trillion of CRE debt will mature in the next three years and $2.1 trillion will mature through 2017. While there is increased demand among lenders to provide such financing, we still anticipate that many of these loans will not be able to be refinanced, exacerbating growth and potentially leading to contracting credit. The capital markets are opening up as evidenced by recent CMBS financing transactions. The recent stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Through September 30, 2012, there have been $31 billion in non-agency CMBS issuance. We expect the second half of 2012 to be better than the first half. Originally $35 billion of total non-agency CMBS issuance was projected for 2012 and now many industry experts are predicting that to be $40 to $45 billion.

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

        Despite the barriers and constraints to investing in the senior housing real estate sector, the demographics and other market dynamics are resulting in the sector becoming more attractive to investors. Merger and acquisition activity in the senior housing real estate market is currently robust and we expect it to remain so into the near term.

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

Real Estate Securities

        Interest income will be recognized using the effective interest method with any purchased premium or discount accreted through earnings based upon expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to the yield which will then be applied prospectively or retrospectively to recognize interest income.

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

Results of Operations

        We were formed on October 5, 2010 and as of September 30, 2012 had not commenced operations. We will not commence significant operations until we have raised the minimum offering amount of $2 million from persons who are not affiliated with us or our Advisor and until we have made investments with the net proceeds from our Offering.

Liquidity and Capital Resources

        We will be dependent upon the net proceeds from our Offering to conduct our operations. We will obtain the capital required to primarily originate, acquire and asset manage a diversified portfolio of debt and equity investments in healthcare real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2012, we have not made any investments and our total assets consist of $0.2 million in cash.

        We will not sell any shares in our Offering unless we raise a minimum of $2 million in gross offering proceeds from persons who are not affiliated with us or our Advisor. If we are unable to raise substantially more funds in our Offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

        We currently have no outstanding borrowings and no commitments from any lender to provide us with financing. Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our board of directors, including a majority of our independent directors, and disclosed to our stockholders in our next quarterly filing with the justification for the excess. An approximation of this leverage calculation is 75% of the cost of our investments and cash.

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

Off Balance Sheet Arrangements

        We currently have no off balance sheet arrangements.

Related Party Arrangements

        Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. For such services, our Advisor will receive fees and compensation from us.

        Our Advisor and certain affiliates of our Advisor are entitled to receive reimbursement for costs paid on behalf of us in connection with our Offering. We will be obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from our Primary Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and the dealer manager fee, to exceed $15 million, or 1.5% of the total proceeds available to be raised from our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us. As of September 30, 2012 and December 31, 2011, our Advisor has incurred $2.2 million and $1.5 million, respectively, of organization and offering costs on our behalf. Organization and offering costs incurred by our Advisor are not recorded on our consolidated balance sheets because such costs are not a liability of ours until the minimum amount of $2 million in gross offering proceeds is raised, and such costs will only become a liability of ours to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of gross proceeds of our Primary Offering.

        Our Advisor and certain affiliates of our Advisor are entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect includes our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee, asset management fee or disposition fee. We will reimburse our Advisor quarterly for operating costs (including the asset management fee) based upon a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2% of our average invested assets; or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We will calculate the expense reimbursement quarterly based upon the trailing twelve-month period.

        We will pay our Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1% of the sum of the principal amount funded or allocated for CRE debt originated and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on our debt and security investments (or our proportionate share thereof in the case of debt or equity investments made through a joint venture).

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

        For substantial assistance in connection with the sale of investments, our Advisor, or its affiliates, will receive a disposition fee equal to 1% of the contract sales price of each CRE debt investment sold and 2% of the contract sales price of each property sold. We will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of CRE debt unless there is a corresponding fee paid by our borrower, in which case the disposition fee will be the lesser of: (i) 1% of the principal amount of the loan prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property.

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

        Pursuant to a distribution support agreement, our Sponsor has agreed to purchase up to an aggregate of $10 million in shares of our common stock in certain circumstances in order to provide additional cash to pay distributions, if necessary.

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

        As of September 30, 2012, our only asset was cash, which was held in a non-interest bearing account, so any change in interest rates would have no impact on our earnings.

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

        On August 7, 2012, our registration statement on Form S-11 (File No. 333-170802), covering our Offering of up to 110,526,315 shares of common stock, of which 100,000,000 shares of common stock would be offered pursuant to our Primary Offering and 10,526,315 shares of common stock would be offered pursuant to our DRP, was declared effective under the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering up to 100,000,000 shares of common stock at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers, and 10,526,315 shares of common stock pursuant to our DRP at an aggregate offering price of $100 million, or $9.50 per share. As of September 30, 2012, our Advisor has incurred organization and offering costs on our behalf of $2.2 million. These costs are not recorded in our consolidated financial statements as of September 30, 2012 because such costs are not a liability of ours until the minimum amount of $2 million in gross offering proceeds is raised, and such costs will only become a liability of ours to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of gross offering proceeds raised from our Primary Offering.

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

        As of September 30, 2012, we had not sold any common shares in our Offering and we had not repurchased any shares pursuant to our share repurchase program.

Item 6.    Exhibits

Exhibit Number		Description of Exhibit
3.1		Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

3.2	*	Certificate of Correction of the Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc.

3.3		Third Amended and Restated Bylaws of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.1		Amended and Restated Advisory Agreement (filed as Exhibit 10.1 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.2	*	Amended and Restated Escrow Agreement

10.3		Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.4	*	First Amendment to Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership L.P.

10.5		NorthStar Healthcare Income, Inc. Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.6		NorthStar Healthcare Income, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.7		Form of Restricted Stock Award (filed as Exhibit 10.6 to Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.8		Amended and Restated Distribution Support Agreement (filed as Exhibit 10.7 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.9		Form of Indemnification Agreement (filed as Exhibit 10.8 to Pre-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description of Exhibit
32.2	*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	**	The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011; and (ii) Consolidated Statements of Equity as of September 30, 2012 (unaudited) and December 31, 2011; and (iii) Notes to Consolidated Financial Statements (unaudited)

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

NorthStar Healthcare Income, Inc.
Date: November 13, 2012	By:	/s/ DANIEL R. GILBERT
		Name:	Daniel R. Gilbert
		Title:	Chief Executive Officer
	By:	/s/ DEBRA A. HESS
		Name:	Debra A. Hess
		Title:	Chief Financial Officer