Form 10-K
period 2012-12-31
NorthStar Healthcare Income, Inc.
filed 2013-03-15
CIK 1503707

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Common Stock, $0.01 par value per share

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         There is no established trading market for the registrant's common stock, and therefore the aggregate market value of the registrant's common stock held by non-affiliates cannot be determined.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         The Company has one class of common stock, par value $0.01 per share, 259,446 shares outstanding as of March 14, 2013.

NORTHSTAR HEALTHCARE INCOME, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "predict," "continue," "future," or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

  •
  adverse economic conditions and the impact on the real estate industry including healthcare real estate;

  •
  our ability to successfully complete a continuous, public offering;

  •
  our ability to deploy capital quickly and successfully;

  •
  access to debt capital;

  •
  our liquidity;

  •
  our use of leverage;

  •
  our ability to make distributions to our stockholders;

  •
  the effect of paying distributions to our stockholders from sources other than cash flow from operations;

  •
  the performance of our advisor and our sponsor;

  •
  our dependence on the resources and personnel of our advisor and sponsor, including our advisor's ability to source and close on investment opportunities on our behalf;

  •
  the lack of a public trading market for our shares;

  •
  our lack of operating history and the limited operating history of us and our dealer manager;

  •
  the affect of economic conditions on the valuations of our investments;

  •
  our ability to source and close on attractive investment opportunities;

  •
  the performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as cash generated from these investments;

  •
  the impact of economic conditions on the borrowers of the debt we originate and the mortgage loans underlying the healthcare-related commercial mortgage-backed securities, or CMBS, in which we invest;

  •
  availability of opportunities to acquire, including our advisor's ability to source and close on, debt, equity and securities investments in the healthcare real estate sector;

  •
  any failure in our advisor's due diligence to identify all relevant facts in our underwriting process or otherwise;

  •
  operator or borrower defaults or bankruptcy;

  •
  illiquidity of properties in our portfolio;

  •
  environmental compliance costs and liabilities;

  •
  effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

  •
  competition for investment opportunities;

  •
  regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

  •
  the impact of any conflicts arising among us and our sponsor and its affiliates;

  •
  changes in laws or regulations governing various aspects of our business and non-traded real estate investment trusts, or REITs generally;

  •
  the loss of our exemption from the definition of an "investment company" under the Investment Company Act of 1940, as amended;

  •
  the effectiveness of our portfolio management systems;

  •
  failure to maintain effective internal controls; and

  •
  compliance with the rules governing REITs.

        The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

        Factors that could have a material adverse effect on our operations and future prospects are set forth in "Risk Factors" in this Annual Report on Form 10-K beginning on page 10. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I

Item 1.    Business

        References to "we," "us" or "our" refer to NorthStar Healthcare Income, Inc. and its subsidiary, in all cases acting through its external advisor, unless context specifically requires otherwise.

Overview

        NorthStar Healthcare Income, Inc. was formed in October 2010 primarily to originate, acquire and asset manage a diversified portfolio of debt and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients. In addition, we may acquire healthcare-related securities.

        We are externally managed by NorthStar Healthcare Income Advisor, LLC, or our Advisor, and have no employees. Our Advisor uses the investment and other professionals of NorthStar Realty Finance Corp., or our Sponsor, to manage our business. Our Sponsor is a diversified commercial real estate investment and asset management company with $7.4 billion in assets under management as of December 31, 2012. Our Sponsor is publicly traded on the New York Stock Exchange and was formed in October 2003.

        Our primary business objectives are to originate and acquire healthcare real estate investments with a focus on the mid-acuity senior housing sector in order to produce attractive risk-adjusted returns and generate stable cash flows for distribution to our stockholders. We will also seek to realize growth in value of our investments by timing their sale to maximize value. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships and market leading healthcare real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on commercial real estate fundamentals and ability to apply similar underwriting and portfolio management skills as we seek to maximize stockholder value and to protect our capital.

        On November 24, 2010, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or the SEC, to offer a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock in a continuous, public offering, of which 100,000,000 shares can be offered pursuant to our primary offering, or our Primary Offering, and 10,526,315 shares can be offered pursuant to our distribution reinvestment plan, or our DRP, and are herein collectively referred to as our Offering. The SEC declared our registration statement effective on August 7, 2012 and we retained NorthStar Realty Securities, LLC, or our Dealer Manager, and a wholly-owned subsidiary of our Sponsor, to serve as the dealer manager of our Primary Offering. Our Dealer Manager will be responsible for marketing our shares being offered pursuant to our Primary Offering.

        As of December 31, 2012, we had not sold any shares in our Offering nor have we acquired or contracted to make any investments. Also as of December 31, 2012, our Advisor had not identified any investments in which there is a reasonable probability that we will invest.

        On February 11, 2013, we satisfied the minimum offering amount in our Primary Offering as a result of the purchase of $2.0 million in shares of common stock by an affiliate of our Sponsor at $9.00 per share. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" for further details.

        We intend to employ leverage as a part of our investment strategy. We may pursue a variety of financing arrangements such as mortgage notes, credit facilities, securitized financing transactions and other term borrowings.

        We intend to qualify as a real estate investment trust, or REIT, beginning with the taxable year ending December 31 of the year in which we satisfy the minimum offering requirement.

Our Investments

        The following describes the major healthcare real estate asset classes in which we will invest and actively manage to maximize stockholder value and to preserve our capital.

Real Estate Debt

        Our real estate debt business will be focused on originating, acquiring and asset managing debt investments secured by healthcare properties with a focus on the mid-acuity senior housing sector primarily including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. We will emphasize direct origination of our debt investments as this allows us a greater degree of control in structuring the investments and allows us to maintain a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity to earn origination and other fees.

Equity Investments

        Our equity investments business will be focused on acquiring healthcare properties or interests in healthcare properties, with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities that have an emphasis on private pay patients. We may also acquire equity investments in facilities that rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities.

Real Estate Securities

        Our healthcare-related securities business will be focused on investing in and asset managing healthcare-related securities, primarily including CMBS and may include other healthcare-related securities, backed primarily by loans secured by a variety of healthcare properties. We expect that this asset class will be less than 10% of our total portfolio.

Financing Strategy

        We intend to use asset-level financing as part of our strategy and we will seek to match fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our Advisor is responsible for managing such refinancing and interest rate risk on our behalf. We intend to pursue a variety of financing arrangements such as mortgage notes, credit facilities, securitized financing transactions and other term borrowings.

        Although we have a limitation on the maximum leverage for our portfolio, which is expected to approximate 75% of the aggregate cost of our investments before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of those assets. We will utilize leverage for the sole purpose of financing our investments and diversifying our equity and we will not employ leverage to speculate on changes in interest rates.

Portfolio Management

        Credit risk management is the ability of our Advisor to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income. Our Advisor will maintain a comprehensive portfolio management process that will generally include day-to-day oversight by its portfolio management team, weekly management meetings and an exhaustive quarterly credit review process. These processes will be designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor's review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified by these credit reviews. During the quarterly credit reviews, or more frequently if necessary, investments may be put on highly-monitored status and identified for possible provision for loan losses, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our capital from the investment. Our Advisor will utilize an experienced portfolio management team that will monitor those factors on our behalf.

        Each of our debt investments, while primarily backed by healthcare real estate collateral, will be unique and will require customized portfolio management strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number or type of collateral, macro and local market conditions impacting the supply/demand, cash flow and collateral and the financial condition of our borrowers and their willingness to support our collateral. Further, many of our debt investments will be considered transitional in nature because the borrower may have a business plan to re-position, re-develop or otherwise lease-up the property in order to improve the collateral. At the time of origination, the underlying property may not be sufficient to support current debt service payments. As a result, we will expect to generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures during the period that the borrower is implementing the approved business plan. We also expect to require the borrower, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason.

Independent Director's Review of Our Policies

        As required by our charter, our independent directors have reviewed our policies, including but not limited to our policies regarding investments, leverage, conflicts of interest and investment allocation, and determined that they are in the best interests of our stockholders. Our key policies that provide the basis for such determination are summarized herein.

Regulation

        We are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

  •
  regulate our public disclosures, reporting obligations and capital raising activity;

  •
  require compliance with applicable REIT rules;

  •
  regulate healthcare operators, including those in the senior housing sector that may be our borrowers or operators, with respect to licensure, certification for participation in government programs and relationships with physicians and other referral sources;

  •
  establish loan servicing standards;

  •
  regulate credit granting activities;

  •
  require disclosures to customers;

  •
  govern secured transactions; and

  •
  set collection, taking title to collateral, repossession and claims-handling procedures and other trade practices.

        Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to loans.

        We expect that the majority of our senior housing facilities will be private pay facilities, meaning that a portion of the payment will come from sources other than Medicare and Medicaid. However, in some cases, payment may come from Medicare and Medicaid. The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly and certain disabled persons. The Medicaid program is a joint federal/state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind or disabled individuals and members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative regulations and rulings, interpretation and discretion that may affect payments made to providers under these programs. The amounts of Medicare and Medicaid program payments received by our operators can be changed by legislative or regulatory actions and by determinations made by fiscal intermediaries, medicare administrative contractors and other payment agents acting on behalf of the programs. Healthcare, including the senior housing sector, remains a dynamic, evolving industry subject to a wide variety of regulations and legislation. The Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, could significantly impact the delivery of and reimbursement for healthcare services in the United States. Our senior housing facilities and the operators of the facilities underlying our healthcare real estate debt or equity investments could be materially affected by legislation affecting the senior housing sector. For more information, refer to Item 1A. "Risk Factors—Risks Related to the Healthcare Industry and Our Investments in Mid-Acuity Senior Housing and Other Healthcare Properties."

        We believe that we are not, and intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely on current interpretations of the staff of the SEC, in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we utilize refer to Item 1A. "Risk Factors—Maintenance of our Investment Company Act exemption imposes limits on our operations." Further, we intend to continue to operate our business consistent with our original business strategy which we believe will not require our Advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act.

        We intend to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ending December 31, 2013. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and expect to operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes.

        In the judgment of management, while we may incur significant expense complying with the various regulations to which we are subject, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.

Competition

        We will compete, primarily on the basis of price, available capital, knowledge of the industry and flexibility of financing structure, with real estate partnerships, other REITs and other lenders (including, but not limited to, banks and insurance companies) in the acquisition and financing of healthcare real estate assets. Among the factors adversely affecting our ability to compete will be the following:

  •
  we may have less knowledge than our competitors of certain markets in which we seek to purchase, develop or finance facilities;

  •
  many of our competitors have greater financial and operational resources than we have; and

  •
  our competitors or other entities may determine to pursue a strategy similar to ours.

        To the extent that we experience vacancies in our healthcare real estate, we will compete on a local and regional basis with operators of properties that provide comparable services. Our senior housing facilities will compete for operators and staff based on quality of care, reputation, physical appearance of properties, services offered, family preference, physicians, staff and price. They will compete with independent operators as well as companies managing multiple properties, some of which may be larger and have greater resources than our operators. Some of these properties are operated for profit while others are owned by governmental agencies or tax-exempt, non-profit organizations.

Employees

        As of December 31, 2012, we have no employees. Our Advisor or its affiliates will provide management, acquisition, advisory and certain administrative services for us.

Corporate Governance and Internet Address

        We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors, or our Board, consists of a majority of independent directors. The Audit Committee of our Board is composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of ethics, which delineate our standards for our officers and directors.

        Our internet address is www.northstarreit.com/healthcare. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of ethics, corporate governance guidelines and our Audit Committee charter. Within the time period required by the rules of the SEC, we will post on our website any amendment to our code of ethics as defined in the code.

Item 1A.    Risk Factors

        The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flows and liquidity could be materially adversely affected.

Risks Related to Our Business

The commercial real estate finance industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.

        Our business and operations are dependent on the commercial real estate finance and healthcare industries generally, which in turn is dependent upon broad economic conditions in the United States and abroad. The U.S. economy, including the healthcare real estate industry, continues to be challenged. Despite some positive momentum for employment and housing, economic challenges and political gridlock, as well as uncertainty surrounding future tax policy and the ability of the United States to appropriately manage its budget deficits and outstanding debt are weighing on the markets. The inability to appropriately manage the federal budget and address other areas of uncertainty, among other things, could have a negative impact on the U.S. economy which in turn could impact the commercial real estate industry generally and our business and operations specifically. Additionally, disruptions in the global economy, whether as a result of the Euro-zone debt crisis, regional conflict or otherwise, may also have a negative impact on the commercial real estate and healthcare real estate markets domestically. Adverse conditions in the commercial real estate finance and healthcare industries could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new debt and acquire other investments and otherwise negatively impacting our operations.

Challenging economic and financial market conditions could significantly reduce the amount of income we earn on our investments and further reduce the value of our investments.

        Challenging economic and financial market conditions may result in delinquencies, non-performing assets and taking title to collateral and a decrease in the value of the property or other collateral which secures our investments, all of which could adversely affect our results of operations. We may incur substantial loan losses and need to establish significant provision for loan losses even with respect to loans that are performing in accordance with their contractual terms and consequently do not constitute non-performing loans. Loan defaults result in a decrease in interest income and may require the establishment of, or an increase in, provision for loan losses. The decrease in interest income resulting from a loan default may continue for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal amount, accrued interest and default interest due on a defaulted loan. Legal proceedings, which may include taking title to collateral and bankruptcy proceedings, are expensive and time consuming and may not result in the recovery of our principal. The decrease in interest income and the costs involved in pursuing our legal remedies will reduce the amount of cash available to meet our expenses and adversely impact our liquidity and operating results.

        We intend to primarily originate, acquire and asset manage a diversified portfolio of debt and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector. As a result of the economic and market conditions, the value of collateral securing any of our investments could decrease below the outstanding principal amount of such investment. In addition, revenue on the properties and other assets underlying any investments we may make could decrease, making it more difficult for borrowers and operators to meet their payment obligations to us. Each of these factors would increase the likelihood of default and taking title to collateral, which would likely have a negative impact on the value of our portfolio.

        More generally, the risks arising from the current financial market and economic conditions are applicable to all of the investments we may make, including our debt investments, whether mortgage, subordinate or bridge loans or direct senior housing and other healthcare real estate investments, the performance of which depends on the performance of operator to which the property is leased, whose business may be adversely impacted by these conditions. They also apply to the debt and equity securities of companies that have investment objectives similar to ours.

        These conditions, or similar conditions that may exist in the future, may materially adversely affect our business, financial condition and results of operations, and our ability to make distributions to our stockholders. Among other potential consequences, the recent economic slowdown may materially adversely affect:

  •
  our ability to borrow on terms and conditions that we find acceptable, or at all, which could reduce our ability to pursue origination and acquisition opportunities and refinance existing borrowings, reduce our returns from our origination and acquisition activities and increase our future interest expense;

  •
  the financial condition of our operators, which may result in defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

  •
  the value of our healthcare real estate and the ability of our borrowers, and, in certain circumstances our ability to dispose of these assets at attractive prices or to obtain financing collateralized by these assets; and

  •
  the value and liquidity of our long-term and short-term investments and cash deposits, including as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors.

Risks Related to Our Investments

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.

        Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will likely reduce our level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our debt investments if the economy weakens and property values decline. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of a default because the value of our collateral may be insufficient to cover our cost. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our investments as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

We will be subject to significant competition and we may not be able to compete successfully for investments.

        We will be subject to significant competition for the acquisition of mid-acuity senior housing and other real estate-related investments in healthcare real estate from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2012 and expect that to continue into 2013. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.

We may change our investment strategy without stockholder consent and make riskier investments.

        We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from and possibly riskier than the investments described in this Annual Report on Form 10-K. A change in our investment strategy may increase our exposure to interest rate and commercial real estate market fluctuations.

We have no established investment criteria limiting the geographic concentration of our investments in debt or senior housing and other healthcare properties. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

        Certain of our investments may be secured by a single property or properties in one geographic location and all or a substantial portion of our senior housing and other healthcare investments may be located in the same geographic location. These investments may carry the risks associated with significant geographical concentration. The likelihood of our investments being secured by a single or multiple properties in one geographic location is greater towards the earlier periods of our Offering until we have raised significant proceeds and made a number of investments. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions, a natural disaster, or civil disruptions in a geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral or healthcare property portfolio.

We may not be effective originating and managing our investments.

        We expect to originate and generally manage our investments. Our origination capabilities depend on our ability to leverage our relationships in the market and deploy capital to borrowers and operators that hold properties meeting our underwriting standards. Managing these investments will require significant resources, adherence to internal policies and attention to detail. Managing investments may also require significant judgment and, despite our expectations, we may make decisions that result in losses. If we are unable to successfully originate investments on favorable terms, or at all, and if we are ineffective in managing those investments, our business, financial condition and results of operations could be materially adversely affected.

The debt we originate and invest in and the mortgage loans underlying the healthcare-related securities we invest in could be subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.

        Our debt investments will be secured by healthcare real estate and will be subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by healthcare real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower's business plan, the borrower's ability to repay the loan may be impaired. Net operating income of a property can be affected by, each of the following factors, among other things:

  •
  macroeconomic and regional or local economic conditions;

  •
  operator mix;

  •
  success of operator businesses;

  •
  property management decisions;

  •
  property location and condition;

  •
  property operating costs, including insurance premiums, real estate taxes and maintenance costs;

  •
  competition from comparable types of properties;

  •
  changes in governmental rules, regulations and fiscal policies, including environmental legislation;

  •
  changes in laws that increase operating expenses or limit rents that may be charged;

  •
  any need to address environmental contamination at the property;

  •
  the occurrence of any uninsured casualty at the property;

  •
  changes in national, international and/or specific industry segments;

  •
  declines in regional or local real estate values;

  •
  branding, marketing and operational strategies;

  •
  declines in regional or local rental or occupancy rates;

  •
  increases in interest rates;

  •
  changes in public and private reimbursement rates;

  •
  natural disasters;

  •
  social unrest and civil disturbances;

  •
  terrorism; and

  •
  increases in costs associated with leasing, renovation and/or construction.

        Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.

        Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

  •
  If the value of real property or other assets securing our debt deteriorates.  We expect that our debt and healthcare-related securities investments will generally be directly or indirectly secured by a lien on real property. The occurrence of a default on a debt investment could result in our taking title to collateral. We will not know whether the value of the properties ultimately securing our debt and ultimately securing the mortgage loans underlying our securities will remain at the levels existing on the dates of origination of the underlying debt and the dates of origination of the mortgage loans ultimately securing our securities, as applicable. If the value of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related debt. In this manner, real estate values could impact the value of our debt and securities investments. Our equity investments (investments in real property) may be similarly affected by real estate property values. Therefore, our debt, equity and securities investments will be subject to the risks typically associated with real estate. The majority of our debt investments will be fully or substantially non-recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves, if any) collateralizing the debt. For this purpose, we consider debt made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse. We may sometimes also originate debt that is secured by equity interests in the borrowing entities or by investing directly in the owner of the property. There can be no assurance that the value of the assets securing our debt investments will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and as a result of the recent economic recession. Mezzanine loans are subject to the additional risk that senior lenders may be directly secured by the real estate assets of the borrowing entity, whereas the mezzanine loans may be secured by ownership interests in the borrower.

  •
  If a borrower or guarantor defaults on recourse obligations under a debt investment.  We may sometimes obtain personal or corporate guarantees, which are not secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or "bad boy" events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. As a result of challenging economic and market conditions, many borrowers and guarantors faced, and continue to face, financial difficulties and were unable, and may continue to be unable, to comply with their financial covenants. If the economy does not strengthen or deteriorates further, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our debt and related guarantees.

  •
  Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business.  Before making a loan to a borrower, we will assess the strength and skills of an entity's management and other factors that we believe are material to the performance of the investment. This underwriting process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

  •
  In the event of a default or bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our debt.  If a borrower defaults on our debt and the mortgaged real estate or other borrower assets collateralizing our debt are insufficient to satisfy our debt, we may suffer a loss of principal or interest. In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower or the assets of the borrower may not be sufficient to satisfy our debt. In addition, our debt investments may be subordinate to other debt of the borrower. If a borrower defaults on our debt or on debt senior to our debt or in the event of a borrower bankruptcy, our debt will be satisfied only after the senior debt, if any. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant monetary costs and delays associated with the process of taking title to collateral. Borrower bankruptcies and litigation has increased appreciably as a result of the recent economic recession, which will require us to spend significant amounts of money and devote significant senior management resources in order to protect our interests. If the economic markets do not continue to improve, we will experience such costs and delays.

  •
  In the event provisions of our debt agreements are adjudicated to be unenforceable.  Our rights and obligations with respect to our debt investments will be governed by loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement or related documentation are unenforceable, such as a loan prepayment provision or the provisions protecting our security interest in the underlying collateral.

Delays in liquidating defaulted debt investments could reduce our investment returns.

        If there are defaults under the agreements securing the collateral of our debt investments, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers will often resist when we seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to, lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for example, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to take title to collateral or to realize the obligation secured by the property by obtaining a deficiency judgment.

        In the event of any default under our debt investments and in the mortgage loans underlying our healthcare-related securities, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. Certain states in which the collateral securing our debt and securities investments is located may have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the remedies on such collateral to satisfy the obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender's realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to take title to collateral or to realize the obligation secured by the property by obtaining a deficiency judgment.

Our borrowers may be unable to achieve their business plans due to the challenging U.S. and global economic conditions, which could cause incremental stress to our debt investments.

        Some debt investments may be made to borrowers who have business plans to improve occupancy and cash flows that have not been accomplished. The high level of unemployment and slow economic growth, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and create obstacles for borrowers attempting to achieve their business plans. If our borrowers are unable to achieve their business plans, our related debt investments could go into default and severely impact our liquidity and operating results.

We may be subject to risks associated with future advance or capital expenditure obligations, such as declining real estate values and operating performance.

        Our debt investments may require us to advance future funds. We may also need to fund capital expenditures and other significant expenses for our owned real estate. Future funding obligations subject us to significant risks such as that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower and operators may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay our debt due. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments.

We may be unable to restructure our investments in a manner that we believe maximizes value, particularly if we are one of multiple creditors in large capital structures.

        In order to maximize value we may be more likely to extend and work out an investment, rather than pursue other remedies such as taking title to collateral. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group or other applicable parties. These multiple creditor situations tend to be associated with larger loans. If we are one of a group of lenders, we may be a lender on a subordinated basis, and may not independently control the decision making. Consequently, we may be unable to restructure an investment in a manner that we believe would maximize value. Restructuring an investment may ultimately result in us receiving less than had we not restructured the investment.

Debt restructurings may reduce our net interest income.

        Although the commercial real estate market has improved, the U.S. economy and financial markets continue to be challenged. As a result, our borrowers may be at increased risk of default and we or a third party may need to restructure loans if our borrowers are unable to meet their obligations to us and we believe restructuring is the best way to maximize value. In order to preserve long-term value, we may determine to lower the interest rate on loans in connection with a restructuring, which will have an adverse impact on our net interest income. We may also determine to extend the maturity and make other concessions with the goal of increasing overall value, however, there is no assurance that the results of our restructurings will be favorable to us. We may lose some or all of our investment even if we restructure in an effort to increase value.

Our debt investments may be funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.

        Given we expect that many debt investments will be transitional in nature, we would generally require borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flows increase sufficiently to cover debt service costs. We also expect to generally require the borrower to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise extension options under the loan. Despite low interest rates and improving real estate fundamentals, we expect that in the future our borrowers may still have difficulty servicing our debt investments. Many of our borrowers may only be able to meet their obligations to us because of the reserves we expect to set up at the origination of the loans. We expect that in the future, many of the reserves will run out and some of our borrowers will have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flow.

The properties underlying certain of our debt investments may not generate sufficient operating cash flow to support debt service payments which may pose a heightened risk of loss.

        We may originate debt investments in which the operating cash flow generated from the underlying property is insufficient to support current debt service payments. In such cases, the borrower will typically plan to re-position, re-develop or otherwise lease-up the property in accordance with an established business plan that we evaluated during our underwriting of the investment. We expect to generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures during the period that the borrower is implementing the approved business plan. Despite our expectations, the applicable borrowers may not effectively implement their business plans because of cost over-runs, slower than anticipated leasing and other factors that negatively affect healthcare real estate generally as described more specifically elsewhere in these risk factors. As a result, the subject properties may never generate sufficient cash flow to support debt service payments. The interest and other reserves established at origination of the debt investment may be insufficient to support debt service payments and/or capital expenditures while the borrower is implementing the business plan. Investments in these assets generally entail more significant risk than investments in assets that are currently generating sufficient cash flow to support debt service. We may suffer significant losses with respect to these investments which would negatively impact our operating performance and our ability to make distributions to our stockholders.

Our debt and securities investments may be adversely affected by changes in credit spreads.

        Our debt and securities investments may be subject to changes in credit spreads. When credit spreads widen, the economic value of our investments decrease. Even though investments may be performing in accordance with its terms and the underlying collateral has not changed, the economic value of the investment may be negatively impacted by any further credit spread widening.

Provision for loan losses are difficult to estimate, particularly in a challenging economic environment.

        Our provision for loan losses will be evaluated on a quarterly basis. Our determination of provision for loan losses will require us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. While commercial real estate fundamentals have improved, the U.S. economy and financial markets remain challenged. Our estimates and judgments will be based on a number of factors, including projected cash flows from the collateral securing our debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and, therefore, our results of operations and financial condition could be severely impacted.

With respect to commercial properties, options and other purchase rights may affect value or hinder recovery in the event of taking title to collateral.

        A borrower under certain of our debt investments may give its operators or another person a right of first refusal or an option to purchase all or a portion of the related collateral. These rights may impede our ability to sell the related collateral if we take title or may adversely affect the value or marketability of the collateral. We may also determine to give our operators a right of first refusal or similar option, which could negatively affect the residual value of the property.

Both our borrowers' and operators' forms of entities may cause special risks or hinder our recovery.

        Most of the borrowers for our debt investments and our operators in the healthcare real estate that we may own, as well as borrowers underlying our healthcare-related securities, will most likely be legal entities rather than individuals. The obligations these entities would owe us are typically non-recourse so we can only look to our collateral, and at times, the assets of the entity may not be sufficient to recover our investment. As a result, our risk of loss may be greater than for originators of loans made to or leases with individuals. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our borrowers or operators, or a general partner or managing member of that borrower or operator, may impair our ability to enforce our rights and remedies under the related mortgage or the terms of the lease agreement, respectively.

The subordinate debt we originate and invest in may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.

        We intend to originate, structure and acquire subordinate debt investments secured primarily by commercial properties, which may include subordinate mortgage loans, mezzanine loans and participations in such loans and preferred equity interests in borrowers who own such properties. These types of investments could constitute a significant portion of our portfolio and may involve a higher degree of risk than the type of assets that we expect will constitute the majority of our debt investments, namely first mortgage loans secured by real property. These investments may be subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we may originate and invest in could be particularly difficult, time consuming and costly to workout because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.

Many of our investments may be illiquid and we may not be able to vary our portfolio in response to further changes in economic and other conditions, which may result in losses to us.

        Many of our investments may be illiquid. As a result, our ability to sell investments in response to changes in economic and other conditions, could be limited, even at distressed prices. The Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition is in the best interests of our stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.

We may make investments in assets with lower credit quality, which will increase our risk of losses.

        Our healthcare-related securities may have explicit ratings assigned by at least one of the major rating agencies. However, we may invest in unrated healthcare-related securities, enter into leases with unrated operators or participate in subordinate, unrated or distressed mortgage loans. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downtown, prices of lower credit quality investments and healthcare-related securities may decline. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. We have not established and do not currently plan to establish any investment criteria to limit our exposure to these risks for future investments.

Investments in non-conforming or non-investment grade rated debt or healthcare-related securities involve greater risk of loss.

        Some of our investments may not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans or securities, the borrowers' credit history, the properties' underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and may adversely affect the value of our common stock.

Floating-rate debt, which is often associated with transitional assets, may entail greater risks of default to us than fixed-rate debt.

        Floating-rate loans are often, but not always, associated with transitional properties as opposed to those with highly stabilized cash flows. Floating-rate debt may have higher delinquency rates than fixed-rate loans. Borrowers with floating-rate loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed rate in effect during the initial period of the loan to the rate calculated in accordance with the applicable index and margin. Increases in a borrower's monthly payment, as a result of an increase in prevailing market interest rates may make it more difficult for the borrowers with floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.

We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.

        Our debt investments may include loans made to operators to construct prospective projects, which may include ground-up construction or repositioning an existing asset. The primary risks to us of construction loans are the potential for cost overruns, the operator's failing to meet a project delivery schedule and the inability of an operator to sell or refinance the project at completion in accordance with its business plan and repay our debt. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our debt if the operator is unable to sell the project or refinance our debt investment.

Investments that are not insured involve greater risk of loss than insured investments.

        We may originate and acquire uninsured loans and assets as part of our investment strategy. Unlike agency residential mortgages, the debt we may invest may not be insured by any quasi-governmental body or similar third party. Our debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans, preferred equity interests and participations in such loans as well as healthcare-related securities. While holding such interests, we will be subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. To the extent we suffer such losses with respect to our uninsured investments, the value of our company and the value of our common stock may be adversely affected.

Insurance may not cover all potential losses on debt investments which may impair our securities and harm the value of our assets.

        We will generally require that each of the borrowers under our debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We will also generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the mortgaged property, which might impair our securities and decrease the value of the property.

Our debt, the mortgage loans underlying our healthcare-related securities and equity investments will be subject to the risks typically associated with real estate.

        Our debt and healthcare-related securities investments will generally be directly or indirectly secured by a lien on real property. The occurrence of a default on a debt investment could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our debt and ultimately securing the mortgage loans underlying our securities will remain at the levels existing on the dates of origination of these underlying mortgage loans and the dates of origination of the loans ultimately securing our securities, as applicable. If the values of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related loans. In this manner, real estate values could impact the values of our debt and securities investments. Our equity investments in senior housing and other healthcare properties may be similarly affected by real estate property values. Therefore, our debt, equity and securities investments will be subject to the risks typically associated with real estate, including:

  •
  national, international, state and local economic conditions;

  •
  real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

  •
  the perceptions of the quality, convenience, attractiveness and safety of the properties;

  •
  competition from comparable properties;

  •
  the occupancy rate of, and the rental rates charged at, the properties;

  •
  the ability to collect on a timely basis all rent;

  •
  the effects of any bankruptcies or insolvencies;

  •
  the expense of re-leasing space;

  •
  changes in interest rates and in the availability, cost and terms of mortgage financing;

  •
  unknown liens being placed on the properties;

  •
  bad acts of third parties;

  •
  the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

  •
  the impact of present or future environmental legislation and compliance with environmental laws, including costs of remediation and liabilities associated with environmental conditions affecting properties;

  •
  cost of compliance with the Americans with Disabilities Act of 1990, or ADA;

  •
  adverse changes in governmental rules and fiscal policies;

  •
  civil unrest;

  •
  acts of nature, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses);

  •
  the potential for uninsured or underinsured property losses;

  •
  adverse changes in state and local laws, including zoning laws; and

  •
  other factors which are beyond our control.

        The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties.

        These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans, as well as on the value and the return that we can realize from assets we originate and acquire.

We will be exposed to environmental liabilities with respect to properties to which we take title.

        In the course of our business, we may initially own title or subsequently take title to real estate, and, if we do own or take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We may obtain only limited warranties when we purchase a property, which will increase the risk that we may lose some or all of our invested capital in the property or rental income from the property which, in turn, could materially adversely affect our business, financial condition and results from operations and our ability to pay distributions to our stockholders.

        The seller of a property often sells such property in an "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, the related real estate purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Despite our efforts, we may fail to uncover all material risks during our diligence process, The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property if an issue should arise that decreases the value of that property and is not covered by the limited warranties. If any of these results occur, it may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The bankruptcy, insolvency or financial deterioration of any of our operators could significantly delay our ability to collect unpaid rents or require us to find new operators.

        If our operators are unable to comply with the terms of their agreements with us, we may be forced to modify the agreements in ways that are unfavorable to us. Alternatively, the failure of an operator to perform under an agreement could require us to declare a default, repossess the property, find a suitable replacement operator or sell the property. There is no assurance that we would be able to lease a property or enter into a management agreement with respect to such property on substantially equivalent or better terms than the prior agreements, or at all, find another operator, successfully reposition the property for other uses or sell the property on terms that are favorable to us.

        Because our leases with our operators will generally be net leases, we will depend on our operators not only for rental income, but also to pay insurance, taxes, utilities, maintenance and repair and other operating expenses in connection with the leased facilities. If any of our agreements with our operators expire or are terminated, we could be responsible for all of the operating expenses for that property until it is re-leased or until the property is sold. If we experience a significant number of un-leased properties, our operating expenses could increase significantly. Any significant increase in our operating costs may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the value of their common stock.

        Any bankruptcy filing by or relating to one of our operators could bar all efforts by us to collect pre-bankruptcy debts from that operator or seize its property and may require us to find new operators. An operator's bankruptcy could also delay our efforts to collect past due balances, including unpaid rents, and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock. Furthermore, dealing with an operator's bankruptcy or other default may divert management's attention and cause us to incur substantial legal and other costs.

        Our intent to engage in sale-leaseback transactions involves special risks stemming from the potential characterization of such transactions in bankruptcy proceedings. It is possible that a bankruptcy court could re-characterize a sale and leaseback transaction as a secured lending transaction. If a transaction were re-characterized as a secured lending transaction, we would not be treated as the owner of the property, but might have certain additional rights as a secured creditor.

Because real estate investments are relatively illiquid, our ability to promptly sell properties in our portfolio is limited.

        The real estate market is affected by many factors that are beyond our control, such as general economic conditions, availability of financing, interest rates and supply and demand that are beyond our control. Transfers of operations of healthcare properties are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. To the extent we are unable to sell any property for its book value or at all, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our earnings.

        We may be required to expend cash to correct defects or to make improvements before a property can be sold. We cannot assure that we will have cash available to correct those defects or to make those improvements. We may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of financing that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition and results of operations and our ability to make cash distributions to our stockholders.

We may become responsible for capital improvements. To the extent such capital improvements to the senior housing facilities which are subject to lease or management agreements with our operators are not undertaken, the ability of our operators to manage our facilities effectively and on favorable terms may be affected, which in turn could materially adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.

        To the extent capital improvements to the senior housing facilities which are subject to lease or management agreements with our operators are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the facility may decline, which would negatively impact the overall value of the affected senior housing facility. We may be forced to incur unexpected significant expense to maintain facilities that are net leased to third parties. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Compliance with ADA, Fair Housing Act and fire, safety and other regulations may require us, our borrowers or our operators to make unanticipated expenditures which could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Our properties are required to comply with the ADA, which generally requires that buildings be made accessible to people with disabilities. We must also comply with the Fair Housing Act, which prohibits us and our operators from discriminating against individuals on certain bases in any of our practices if it would cause such individuals to face barriers in gaining residency in any of our facilities. In addition, our properties are required to operate in compliance with applicable fire and safety regulations, building codes and other land use regulations and licensing or certification requirements as they may be adopted by governmental agencies and bodies from time-to-time. We may be required to make substantial costs to comply with those requirements. Changes in labor and other laws could also negatively impact us, our borrowers and our operators. For example, changes to labor-related statutes or regulations could significantly impact the cost of labor in the workforce, which would increase the costs faced by our borrowers and operators and increase their likelihood of default.

As an owner of real property, which we acquire directly or through taking title to collateral, we may be exposed to environmental liabilities.

        Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property, such as us and our operators, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of an operator at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our operators' ability to sell or lease real estate, or to borrow using the real estate as collateral. We, or our operators, as owner or operator of a site, may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our operators' liability could exceed the value of the property. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect our or our operators' ability to attract additional residents, ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.

        The scope of the indemnifications our operators will agree to provide us may be limited. For instance, some of our agreements with our operators may not require them to indemnify us for environmental liabilities arising before the operator took possession of the premises. Further, we cannot assure our stockholders that any such operator would be able to fulfill its indemnification obligations. If we were deemed liable for any such environmental liabilities and were unable to seek recovery against our operator, our business, financial condition and results of operations could be materially and adversely affected.

        Furthermore, we may invest in real estate, or mortgage loans secured by real estate, with environmental problems that materially impair the value of the real estate. Even as a lender, if we take title to collateral with environmental problems or if other circumstances arise, we could be subject to environmental liability. There are substantial risks associated with such an investment.

Uninsured losses or losses in excess of our operators' insurance coverage could adversely affect our business, financial position and results of operations and our ability to make distributions to our stockholders.

        We expect that our leases will require our operators to maintain comprehensive general liability, fire, flood, earthquake, boiler and machinery, nursing home or long-term care professional liability and extended coverage insurance with respect to our properties with policy specifications, limits and deductibles set forth in the leases or other written agreements between us and the operator. However, our properties may be adversely affected by casualty losses which exceed insurance coverages and reserves. Should an uninsured loss occur, we could lose both our investment in, and anticipated profits and cash flows from, the property. Even if it were practicable to restore the damage caused by a major casualty, the operations of the affected property would likely be suspended for a considerable period of time. In the event of any substantial loss affecting a property, disputes over insurance claims could arise.

If we enter into joint ventures, our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.

        We may enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

  •
  that our co-venturer or partner in an investment could become insolvent or bankrupt;

  •
  that such co-venturer or partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals; or

  •
  that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

        Any of the above might subject us to liabilities and thus reduce our returns on our investment with that co-venturer or partner. In addition, disagreements or disputes between us and our co-venturer or partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.

We may invest in healthcare-related securities, including CMBS and other subordinate securities, which entail certain heightened risks.

        We may invest in a variety of healthcare-related securities, including CMBS that are subordinate securities subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS and other healthcare-related securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty. Furthermore, if the rental and leasing markets deteriorate, including by decreasing occupancy rates and decreasing market rental rates, it could reduce cash flow from the mortgage loan pools underlying our CMBS investments. The market for healthcare-related securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.

        Additionally, healthcare-related securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Special risks are presented by hospitals, nursing homes, hospitality properties and certain other healthcare property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related loans, particularly if the current economic environment continues to deteriorate. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying collateral. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to healthcare-related securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover a portion or all of our investment.

The healthcare-related securities, including CMBS, in which we may invest, are subject to the risks of the debt capital markets as a whole and risks of the securitization process.

        The value of securities may change due to shifts in the market's perception of issuers and regulatory or tax changes adversely affecting the debt market as a whole. Due to our potential investment in subordinate securities, we may also be subject to several risks created through the securitized financing transaction process. Subordinate CMBS, for example, are paid only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the payment on our subordinate CMBS will not be fully paid, if paid at all. Subordinate securities are also subject to greater credit risk than those securities that are senior and more highly rated.

Any credit ratings assigned to our investments will be subject to ongoing surveillance and revisions and we cannot assure that those ratings will not be downgraded.

        Some of our investments may be rated by at least one of the major rating agencies. Any credit ratings on our investments, or operators occupying our investments, will be subject to ongoing surveillance by credit rating agencies, and we cannot assure that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which could adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of third parties to satisfy their debt service obligations to us.

We may not control the special servicing of the mortgage loans or other debt underlying the healthcare-related securities in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interest.

        Overall control over the special servicing of the mortgage loans or other debt underlying the healthcare-related securities in which we may invest may be held by a directing certificate holder which is typically appointed by the holders of the most subordinate class of such security then outstanding. We ordinarily will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interest.

With respect to certain mortgage loans and other debt included in the healthcare-related securities in which we may invest, the collateral that secures the mortgage loan or other debt underlying the healthcare-related securities may also secure one or more related mortgage loans or other debt that are not in the securitized pool, which may conflict with our interest.

        Certain mortgage loans or other debt included in the healthcare-related securities in which we may invest may be part of a loan combination or split loan structure that includes one or more additional cross-collateralized mortgage loans (senior, subordinate or pari passu and not included in the securitized pool) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination or split loan structure may be granted various rights and powers that affect the mortgage loan in that loan combination or split loan structure, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate holder (without cause). These rights could adversely affect our position.

Market conditions may cause uncertainty in valuing our securities.

        Market volatility may make the valuation process pertaining to certain of our assets extremely difficult, particularly our CMBS assets for which there was limited market activity. Our estimate of the value of these investments will be primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. Although the current market environment has improved with new CMBS issuance and increased secondary trading, there continues to be uncertainty in the CMBS market. Our estimate of fair value, which is based on the notion of orderly market transactions, requires significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flows and other relevant market and security-specific data as appropriate. Our estimates could be wrong and there is a heightened risk of this during challenging and volatile market environments. The amount that we could obtain if we were forced to liquidate our securities investments into the current market could be materially different than management's best estimate of fair value.

We have no established investment criteria limiting the size of each investment we make. If we have an investment that represents a material percentage of our assets, and that investment experiences a loss, the value of our stockholders' investment in us would be significantly diminished.

        We are not limited in the size of any single investment we may make and certain of our investments may represent a significant percentage of our assets. This concentration risk will always exist, however, it is particularly heightened during our early stages, before we have raised significant capital and invested across a diverse portfolio of assets. We may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase our asset concentration risk. Should we experience a loss on a portion or all of an investment that represents a significant percentage of our assets, this event would have a material adverse effect on our business and financial condition, which would result in the value of our stockholders' investment in us being diminished.

We are dependent on investments in a single industry, making our profitability more vulnerable to a downturn or slowdown in that sector than if we were targeting investments in multiple industries.

        We expect to concentrate our investments within the mid-acuity senior housing sector of the healthcare real estate industry. As a result, we will be subject to risks inherent to investments in this sector of the healthcare real estate industry. A downturn or slowdown in the senior housing sector or the healthcare real estate industry generally would have a greater adverse impact on our business than if we were targeting investments in multiple industries or sectors of the healthcare real estate industry. Specifically, any downturn in the senior housing sector or the healthcare real estate industry could negatively impact the ability of our operators to make loan or lease payments to us as well as their ability to maintain rental and occupancy rates, which could adversely affect our business, financial condition and results of operations as well as our ability to make distributions to our stockholders.

Our investments in securities, which may include preferred and common equity, will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

        Our investments in securities, which may include preferred and common equity, will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments discussed in this Annual Report on Form 10-K. Issuers that are finance companies are subject to the inherent risks associated with structured financing investments also discussed in this report. Furthermore, securities, including preferred and common equity, may involve greater risk of loss than secured financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in securities, including preferred and common equity, are subject to risks of: (i) limited liquidity in the secondary trading market; (ii) substantial market price volatility resulting from changes in prevailing interest rates; (iii) subordination to the prior claims of banks and other senior lenders to the issuer; (iv) the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets; (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding securities, including preferred and common equity, and the ability of the issuers thereof to make principal, interest and distribution payments to us.

We may change our targeted investments and investment guidelines without stockholder consent.

        Our Board may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders.

Declines in the fair value of our investments may adversely affect our periodically reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to our stockholders.

        Our securities investments will be classified for accounting purposes as "available-for-sale." These securities will be carried at estimated fair value and temporary changes in the fair value of those assets will generally be directly charged or credited to equity with no impact in our statements of operations. If we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize the appropriate loss on that security in our statements of operations, which will reduce our earnings in the period recognized.

        A decline in the fair value of our assets may adversely affect us particularly in instances where we have borrowed money based on the fair value of those assets. If the fair value of those assets declines, the lender may require us to post additional collateral to support the asset. If we were unable to post the additional collateral, our lenders may refuse to continue to lend to us or reduce the amounts they are willing to lend to us. Additionally, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to our stockholders.

        Further, lenders may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.

        The fair value of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.

Some of our investments will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.

        Some of our investments, such as our healthcare-related securities, will be recorded at fair value but will have limited liquidity or will not be publicly traded. The fair value of these securities and potentially other investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

We will depend on borrowers and operators for a substantial portion of our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such borrowers and operators.

        The success of our origination or acquisition of investments in the healthcare real estate industry significantly depends on the financial stability of the borrowers and operators underlying such investments. The inability of a single major borrower or operator, or a number of smaller borrowers or operators, to meet their payment obligations could result in reduced revenue or losses.

If we overestimate the value or income-producing ability or incorrectly price the risks of our investments, we may experience losses.

        Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We will value our potential investments based on yields and risks, taking into account estimated future losses on the loans and the property included in the securitization's pools or select equity investments, and the estimated impact of these losses on expected future cash flows and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

The leases on the properties underlying our real estate debt investments or on the lease or management agreements related to our senior housing or other healthcare properties may not be renewed on favorable terms.

        The properties underlying the healthcare real estate debt we originate or acquire and our portfolio of senior housing and other healthcare properties could be negatively impacted by weak economic conditions and weak rental markets. Upon expiration or earlier termination of leases or management agreements on these properties, the space may not be relet, or if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to operators) may be less favorable than current lease terms. In addition, weak economic conditions may reduce an operators' ability to make rent payments under their leases. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by these properties. Additionally, if market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases or management agreements renew at lower rates. If the leases or management agreements for these properties cannot be renewed for all or substantially all of the space at these properties or if the rental rates upon such renewal or reletting are significantly lower than expected, the value of our investments may be adversely affected.

Our lease or management transactions may not result in fair market rates over time.

        We expect substantially all of our rental and fee income to come from lease or management transactions, which may have longer terms or renewal options that specify maximum rate increases than standard arrangements. If we do not accurately judge the potential for increases in market rates, rental and fee increases under the terms may fail to result in fair market rates over time. Further, we may have no ability to terminate our lease or management transactions or adjust the rent and fees to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not enter into such lease or management agreements.

We may invest in collateralized debt obligation, or CDO, notes and such investments involve significant risks.

        We may invest in CDO notes which are multiple class securities secured by pools of assets, such as CMBS, mortgage loans, subordinate mortgage and mezzanine loans and REIT debt. Like typical securitization structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the CDO bonds. Like CMBS, CDO notes are affected by payments, defaults, delinquencies and losses on the underlying loans or securities. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS where repayment of principal allows for redemption of bonds sequentially. To the extent we may invest in the equity securities of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior securities and its expenses. However, there may be little or no income or principal available to the holders of CDO equity securities if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity class of a CDO could decrease substantially. In addition, the equity securities of CDOs are generally illiquid and often must be held by a REIT and because they represent a leveraged investment in the CDO's assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

Risks Related to Our Financing Strategy

We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.

        We will require significant outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the healthcare real estate industry has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the credit crisis and, despite some improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.

We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.

        Our general financing strategy will include the use of "match-funded" structures. This means that we will seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.

Our performance can be negatively affected by fluctuations in interest rates and shifts in the yield curve may cause losses.

        Our financial performance will be influenced by changes in interest rates, in particular, as such changes may affect our securities, floating-rate borrowings and debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or "yield curves," will affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire securities, originate or acquire debt at attractive prices and enter into hedging transactions. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

        Interest rate changes may also impact our net book value as our securities and any hedge derivatives will be marked to market each quarter. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.

        Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our securities and therefore their value. For example, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market, and vice versa. This would have similar effects on our securities portfolio and our financial position and operations to a change in interest rates generally.

        Our interest rate risk sensitive assets, liabilities and related derivative positions will generally be held for non-trading purposes.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets or LIBOR capped floating rate assets would or may not change, which would adversely affect our profitability.

        Our operating results will depend in large part on differences between the income from our assets, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and fair value of our assets. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to our stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

        We may enter into interest rate swap, cap or floor agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rate levels, the type of investments held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

  •
  interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

  •
  available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

  •
  the duration of the hedge may not match the duration of the related liability or asset;

  •
  our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

  •
  the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

  •
  the counterparties with which we may trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position;

  •
  the party owing money in the hedging transaction may default on its obligation to pay; and

  •
  we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

        Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

        The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no regulatory or statutory requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure our stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We expect to use leverage in connection with our investments, which increases the risk of loss associated with our investments.

        We expect to finance the origination and acquisition of a portion of our investments with mortgage notes, credit facilities and other term borrowings which may include repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss by increasing the size of our portfolio and augmenting the impact of broad based adverse market events. Our ability to execute this strategy will depend on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain financing on favorable terms or, with respect to our investments, on terms that will parallel the maturities of the debt originated or acquired, if we are able to obtain financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, for our operations and for future business opportunities. We may also seek securitized financing transactions with respect to some of our investments but we may be unable to do so on favorable terms, if at all. If alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the earnings that we can derive from the assets we originate or acquire.

        Short-term borrowing through repurchase agreements, credit facilities and other borrowings may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the fair value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. These facilities may be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

        When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies, and our ability to incur additional borrowings. Financing agreements that we may enter into may contain covenants that limit our ability to further incur borrowings, restrict distributions to our stockholders or that prohibit us from discontinuing insurance coverage or replacing our Advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions to our stockholders.

We have broad authority to utilize leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of our stockholders' investment.

        Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our net assets, which is generally expected to approximate 75% of the aggregate cost of our investments, before deducting loan loss reserves, other non-cash reserves and depreciation. Further, we can incur financings in excess of this limitation with the approval of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders' investment.

We may be unable to obtain financing required to originate or acquire investments as contemplated in our business plan, which could compel us to restructure or abandon a particular origination or acquisition and harm our ability to make distributions to our stockholders.

        We expect to fund a portion of our investments with financing. We cannot assure our stockholders that financing will be available on acceptable terms, if at all, and may be required to use a greater proportion of the net proceeds from our Offering to make originations or acquisitions, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. Challenges in the credit and financial markets have reduced the availability of financing. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. Any failure to obtain financing could have a material adverse effect on the continued development or growth of the target business and harm our ability to make distributions to our stockholders.

Risks Related to Our Company

The loss of or the inability to obtain key investment professionals at our Sponsor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders' investments.

        Our success depends to a significant degree upon the contributions of key personnel, such as Messrs. Hamamoto, Gilbert and Tomasso, among others, each of whom would be difficult to replace. While these individuals have employment agreements with our Sponsor, neither we nor our Advisor have employment agreements with these individuals. We cannot assure our stockholders that Messrs. Hamamoto, Gilbert and Tomasso will continue to be associated with our Sponsor in the future. If any of these persons were to cease their association with us or our Sponsor, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates' ability to retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.

Any adverse changes in our Sponsor's financial health, the public perception of our Sponsor, or our relationship with our Sponsor or its affiliates could hinder our operating performance and the return on our stockholders' investment.

        We have engaged our Advisor to manage our operations and our investments in healthcare real estate. Our Advisor has no employees and utilizes our Sponsor's personnel to perform services on its behalf for us. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Sponsor and its affiliates as well as our Sponsor's investment professionals in the identification and origination or acquisition of investments, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities.

        Because our Sponsor is publicly-traded, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor could result in an adverse effect on fundraising in our Offering and our ability to acquire assets and obtain financing from third parties on favorable terms. In addition, our Sponsor has committed to purchase an aggregate of $10 million of shares of our common stock (which includes the $2 million of shares our Sponsor purchased to satisfy the minimum offering amount) during the two-year period following commencement of our Offering under certain circumstances in which our cash distributions exceed our modified funds from operations, or MFFO, in order to provide additional cash to support distributions to stockholders. Our Sponsor has no obligation to extend the distribution support agreement and may determine not to do so. If our Sponsor cannot satisfy this commitment to us, or in the event that a NorthStar affiliate no longer serves as our Advisor, which would result in the termination of our Sponsor's share purchase commitment, we would not have this source of capital available to us and our ability to pay distributions to stockholders would be adversely impacted. Any adverse changes in our Sponsor's financial condition or our relationship with our Sponsor or Advisor and related affiliates could hinder our ability to successfully manage our operations and our portfolio of investments.

Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.

        Our Advisor utilizes our Sponsor's personnel to perform services on its behalf for us and we rely on such personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources after our Offering, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources.

We do not own the NorthStar name, but were granted a license by our Sponsor to use the NorthStar name. Use of the name by other parties or the termination of our license may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Pursuant to our advisory agreement, we were granted a non-exclusive, royalty-free license to use the name "NorthStar." Under this license, we have a right to use the "NorthStar" name as long as our Advisor continues to advise us. Our Sponsor will retain the right to continue using the "NorthStar" name. We will be unable to preclude our Sponsor from licensing or transferring the ownership of the "NorthStar" name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to the goodwill associated with our name that may occur as a result of the activities of our Sponsor or others related to the use of our name. Furthermore, in the event the license is terminated, we will be required to change our name and cease using the "NorthStar" name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

        While our Sponsor has incurred substantial costs and devoted significant resources to support our business, as of the date we file this Annual Report on Form 10-K, our Sponsor has only invested $2.2 million in us through the purchase by its subsidiary of 244,446 shares of our common stock. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our organization and offering costs, our Sponsor will have limited exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

Our Advisor's platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure from our Advisor.

        While we believe our Advisor's platform for operating our business is highly scalable and can support significant growth without substantial new investment in personnel and infrastructure, we may be wrong in that assessment. If our business grows substantially, our Advisor may need to make significant new investment in personnel and infrastructure to support that growth. Our Advisor may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations.

If our Advisor's portfolio management systems are ineffective, we may be exposed to material unanticipated losses.

        We will refine our portfolio management techniques, strategies and assessment methods. However, our portfolio management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our portfolio management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk-adjusted returns and could result in losses. Refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" for additional details regarding portfolio management.

We will be highly dependent on information systems and systems failures could significantly disrupt our business.

        As a healthcare real estate company, our business will be highly dependent on communications and information systems, including systems provided by third parties for which we have no control. Any failure or interruption of our systems, whether as a result of human error or otherwise, could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance.

The use of estimates and valuations may be different from actual results, which could have a material effect on our consolidated financial statements.

        We may make various estimates that affect reported amounts and disclosures. Broadly, those estimates may be used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability. Market volatility may make it difficult to determine the fair value for certain of our assets. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets, the price we ultimately realize will depend on the demand and liquidity in the market at that time for that particular type of asset and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our consolidated financial statements.

Our distribution policy is subject to change.

        Our Board expects to determine an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this Annual Report on Form 10-K, as well as other factors that our Board may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution.

We may not be able to make distributions in the future.

        Our ability to generate income and to make distributions may be adversely affected by the risks described in this Annual Report on Form 10-K and any document we file with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. All distributions will be made at the discretion of our Board, subject to applicable law, and will depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our Board may deem relevant from time-to-time. We may not be able to make distributions in the future.

Our ability to pay distributions is limited by the requirements of Maryland law.

        Our future ability to pay distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.

Our stockholders' interest in us will be diluted if we issue additional shares, which could reduce the overall value of our stockholders' investment.

        Potential investors in our Offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Our Board may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After our stockholders' purchase in our Offering, our Board may elect to: (i) sell additional shares in our Offering or future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) require our Sponsor to purchase shares pursuant to the distribution support agreement; (v) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (vi) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests after our stockholders' purchase in our Offering, our stockholders' percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, our stockholders may also experience dilution in the book value and fair value of their shares.

Our charter permits our Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

        Our Board may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our Board could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Additionally, our Board may amend our charter to increase the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

        Limited partners in our operating partnership have the right to vote on certain amendments to the partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interests.

        In addition, NorthStar Healthcare Income OP Holdings, as the holder of special units, or the special unit holder, in our operating partnership may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership's assets; or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The holder of the special units will only become entitled to the compensation after our stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to our stockholders to the extent such return exceeds 6.75%.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.

        Our Board determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, our stockholders have a right to vote only on limited matters. Our Board's broad discretion in setting policies and our stockholders' inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Our stockholders are limited in their ability to sell their shares of common stock pursuant to our share repurchase program, or our Share Repurchase Program. Our stockholders may not be able to sell any of their shares of common stock back to us, and if they do sell their shares, they may not receive the price they paid upon subscription.

        Our Share Repurchase Program may provide our stockholders with an opportunity to have their shares of common stock repurchased by us after our stockholders have held them for one year. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our Share Repurchase Program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently intend to limit the number of shares to be repurchased during any calendar year to no more than: (i) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional cash as may be borrowed or reserved for that purpose by our Board. In addition, our Board reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate our Share Repurchase Program at any time upon ten-days' notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten business days prior written notice. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of our Share Repurchase Program and our stockholders may not be able to sell any of their shares of common stock back to us pursuant to our Share Repurchase Program. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to our Share Repurchase Program, they may not receive the same price they paid for any shares of our common stock being repurchased.

The terms of our Share Repurchase Program require us to repurchase shares at a price ranging from 92.5% to 100% of our Offering price until we establish an estimated value per share. If the actual net asset value, or NAV, of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.

        The terms of our Share Repurchase Program require us to repurchase shares at a price ranging from 92.5% to 100% of our Offering price, until we establish an estimated value per share. Because the offering price of our shares was established on an arbitrary basis and bears no relationship to the book or NAV per share, the offering price per share may reflect a significant premium to the actual NAV per share. In that event, the price at which we repurchase our shares might also reflect a premium to NAV. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.

The price of our shares in our Offering was not established on an independent basis; the actual value of our stockholders' investments may be substantially less than what they pay. Until 18 months after we have completed our offering stage, we expect to use the price paid to acquire a share in our Offering as the estimated value of our shares. Even when determining the estimated value of our shares from and after 18 months after completion of our offering stage, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.

        We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any independent valuation, the offering price may not be indicative of the proceeds that our stockholders would receive upon liquidation. Further, the offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker-dealers.

        We intend to have our Advisor prepare an annual report of the estimated value of our shares and to include this information in our Annual Reports on Form 10-K. Until 18 months after we have completed our offering stage, our Advisor has indicated that it intends to use the price paid to acquire a share in our Offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares. This approach to valuing our shares may bear little relationship and will likely exceed what our stockholders might receive for their shares if they tried to sell them or if we liquidated our portfolio. We will consider our offering stage complete when we are no longer publicly offering equity securities in a continuous offering, whether through our current Offering or follow on public offerings. If our Board determines that it is in our best interest, we may conduct follow on offerings upon the termination of our current public Offering. Our charter does not restrict our ability to conduct offerings in the future.

        Our price per share of $10.00 represents the price at which most investors will purchase shares in our Primary Offering; however this price and any subsequent estimated value is likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for the shares at this time; (ii) the price does not reflect, and will not reflect the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our Offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments; including how the current conditions in the finance and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

        When determining the estimated value of our shares from and after 18 months after completion of our offering stage (or for whatever period may be required by applicable rules and regulations), our Advisor or another firm we choose for that purpose will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. We do not currently anticipate obtaining appraisals or valuations for our investments and, accordingly, the estimates should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

Because our Dealer Manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings. The absence of an independent due diligence review increases the risks and uncertainty our stockholders face.

        Our Dealer Manager is one of our affiliates. While third parties are expected to perform due diligence on us when considering entering into selling agreements with our Dealer Manager, because our Dealer Manager is an affiliate, its due diligence review and investigation of us for our Offering cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of our Offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by the Financial Industry Regulatory Authority, Inc., or FINRA, and the SEC. We could also become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-traded REITs. As a result, we may be unable to raise substantial funds which will limit the number and type of investments we may make and our ability to diversify our assets.

        Our securities, like other non-traded REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations such as FINRA adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.

        In March 2009, the Enforcement Division of FINRA commenced a review of broker-dealer sale and promotion activities of non-traded REITs and in connection with the review, requested information from broker-dealers with respect to sales practices. Subsequent to that review, FINRA has announced that it had filed a complaint against a broker-dealer firm, charging it with soliciting investors to purchase shares in a non-traded REIT without conducting a reasonable investigation to determine whether it was suitable for those investors, and with providing misleading information on its website regarding distributions to investors. The disciplinary proceedings were settled in October 2012. Although the broker-dealer firm neither admitted nor denied the charges, the terms of the settlement required the broker-dealer firm to, among other things, pay approximately $12 million in restitution to certain investors and, in consultation with an independent consultant, make changes to its supervisory systems and training programs relating to the marketing of non-traded REITs. A principal of the broker-dealer firm was also fined and suspended from the securities industry for practices related to marketing non-traded REITs.

        The above-referenced proceedings have resulted in increased regulatory scrutiny from the SEC regarding non-traded REITs. Furthermore, in 2011, FINRA issued Regulatory Notice 11-44, which FINRA revised in 2012 with its issuance of Regulatory Notice 12-14. This notice contained proposals that, if implemented without modification, may significantly affect the manner in which non-traded REITs, such as our company, raise capital. The proposals contained in Regulatory Notices 11-44 and 12-14 may cause a reduction in capital raised by non-traded REITs, which may cause a negative impact on our ability to achieve our business plan and to successfully complete our Offering.

        As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded REITs, and accordingly we may face increased difficulties in raising capital in our Offering. Should we be unable to raise substantial funds in our Offering, the number and type of investments we may make will be curtailed, and we may be unable to achieve the desired diversification of our investments. This could result in a reduction in the returns achieved on those investments as a result of a smaller capital base limiting our future investments. It also subjects us to the risks of any one investment, and as a result our returns may be more volatile and our stockholders' capital could be at increased risk. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive and distracting our management.

Payment of fees to our Advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.

        Our Advisor and its affiliates will perform services for us in connection with the selection, acquisition, origination, management and administration of our future investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our stockholders' investment and will reduce the value of cash available for investment or distribution to our stockholders. We may increase the compensation we pay to our Advisor subject to approval by our Board and other limitations in our charter, which would further dilute our stockholders' investment and the amount of cash available for investment or distribution to our stockholders. Depending primarily upon the number of shares we sell in our Offering and assuming a $10.00 purchase price for shares sold in our Primary Offering and a $9.50 purchase price for shares sold under our DRP, we estimate that we will use 85.3% to 87.8% of our gross proceeds, and possibly less, for investments and the repurchase of shares of our common stock under our Share Repurchase Program.

        We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first receiving agreed-upon investment returns, affiliates of our Advisor could also receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. Given our Advisor's familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our Advisor. Such an internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether our stockholders received the returns on which we have conditioned other incentive compensation.

        Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our future portfolio would be less than the purchase price of the shares in our Offering. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

We have no prior operating history and the prior performance of our Sponsor or other real estate investment vehicles sponsored by our Sponsor may not predict our future results.

        We are a recently formed company and have no operating history. As of December 31, 2012, we have not made any investments. Since we do not have an operating history, our stockholders will have no basis upon which to evaluate our ability to achieve our investment objectives and our stockholders should not assume that our performance will be similar to the past performance of our Sponsor or other real estate investment vehicles sponsored by our Sponsor. Our lack of an operating history significantly increases the risk and uncertainty our stockholders face in making an investment in our shares.

No public trading market for our shares currently exists, and as a result, it will be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, our stockholders will likely sell them at a substantial discount to the public offering price.

        Our charter does not require our Board to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to our stockholders. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted by our Board, which may inhibit large investors from purchasing our stockholders' shares. We have adopted a Share Repurchase Program that may enable stockholders to sell their shares to us in limited circumstances. Share repurchases will be made at the sole discretion of our Board. In its sole discretion, our Board could amend, suspend or terminate our Share Repurchase Program upon ten-days prior written notice to our stockholders except that changes in the number of shares that can be redeemed during any calendar year will only take effect upon ten-business days prior written notice. Further, our Share Repurchase Program includes numerous restrictions that would limit our stockholders' ability to sell their shares. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, our stockholders would likely have to sell them at a substantial discount to their public offering price. It is also likely that our stockholders' shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, our stockholders should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.

Our Offering is a blind pool offering and our stockholders will not have the opportunity to evaluate a significant portion of our investments before we make them, which is subsequent to the date our stockholders subscribe for shares, which makes an investment in our shares more speculative.

        Because we have not yet acquired or identified any of the investments that we may originate or acquire, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any future investments that we may make. We intend to use a majority of the proceeds of our Offering, after the payment of fees and expenses, for investment in debt, equity and healthcare-related securities. While we expect that a majority of our debt investments will consist of first mortgage loans and the remainder will be subordinated loans, mezzanine loans, preferred equity investments and participations in such loans, the actual allocation between these asset classes cannot be determined at this time and could vary significantly. Our equity investments will focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients. We could also acquire facilities that are entirely or significantly dependent on government funding. We also cannot predict our actual allocation of assets under management at this time because such allocation will also be dependent, in part, upon the amount of financing we are able to obtain, if any, with respect to each asset class in which we invest. However, because our stockholders will be unable to evaluate the economic merit of assets before we invest in them, our stockholders will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. Furthermore, our Board will have broad discretion in implementing policies regarding borrower creditworthiness and our stockholders will not have the opportunity to evaluate potential borrowers. These factors increase the speculative nature of an investment in our shares.

Our Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our stockholders' investment.

        We rely upon our Advisor, which utilizes our Sponsor's investment professionals, including Messrs. Hamamoto and Gilbert to identify suitable investments. Our Sponsor and other NorthStar entities also rely on Messrs. Hamamoto and Gilbert for investment opportunities. Our Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we may hold the proceeds from our Offering in an interest-bearing account or invest the proceeds in short-term assets. Our Advisor's management team may acquire assets where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. Our Sponsor's investment professionals, who perform services for us on behalf of our Advisor, face competing demands upon their time, including in instances when we have capital ready for investment, consequently and we may face delays in execution. Further, the more money we raise in our Offering, the more difficult it will be to invest our net Offering proceeds promptly and on attractive terms. Therefore, the large size of our Offering increases the risk of delays in investing our net Offering proceeds. Delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor and our future operators.

        Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor in the origination and acquisition of our investments, including the determination of any financing arrangements, as well as the performance of the future operators of our debt investments. In addition, we will rely on our operators to manage the day-to-day operations of our senior housing and other healthcare facilities in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the facilities under their operational control in a manner so as not to jeopardize their operating license or regulatory statutes. Our stockholders must rely entirely on the management abilities of our Advisor, the operators that our Advisor selects, the oversight of our Board, along with those of our future operators. Additionally, we and our Sponsor have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Sponsor's investment professionals, who are utilized by our Advisor, might encounter in allocating investment opportunities among us, our Sponsor and any affiliates of our Sponsor, however, there is no assurance that the investment allocation policy will successfully eliminate the impact of any such conflicts. If our Advisor performs poorly and as a result is unable to originate and acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to our stockholders at presently contemplated levels, if at all. Similarly, if our future operators perform poorly, we may be unable to realize all cash flows associated with our real estate debt investments.

If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and our stockholders' overall return may be reduced.

        Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor has agreed to purchase up to $10 million of shares of our common stock at $9.00 per share (which includes the $2 million of shares our Sponsor purchased to satisfy the minimum offering amount) to provide additional cash to support distributions to our stockholders. The sale of these shares would result in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our NAV may be negatively impacted and our stockholders' overall return may be reduced.

If we raise substantial Offering proceeds in a short period of time, we may not be able to invest all of our Offering proceeds promptly, which may cause our distributions and our stockholders' investment returns to be lower than they otherwise would be.

        The more shares we sell in our Offering, the greater our challenge will be to invest all of our net Offering proceeds. The large size of our Offering increases the risk of delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of our Offering may be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to our stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the healthcare real estate industry we seek to originate or acquire. Therefore, delays we encounter in the selection, due diligence and origination or acquisition of investments would likely limit our ability to pay distributions to our stockholders and lower their overall returns.

If we only raise the minimum offering amount or are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of our stockholders' investment in us will fluctuate with the performance of the specific assets we acquire.

        Our Offering is being made on a "best efforts" basis, meaning that our Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares of our common stock in our Offering. As a result, the amount of proceeds we raise in our Offering may be substantially less than the amount we would need to create a diversified portfolio of investments. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset's performance on the overall performance of our portfolio increases. Further, we will have certain fixed operating expenses, including certain expenses as a public reporting company, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to our stockholders.

Because we are dependent upon our Advisor and its affiliates to conduct our operations and we are also dependent upon our Dealer Manager and its affiliates to raise capital, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on our stockholders' investment.

        We are dependent on our Advisor and its affiliates to manage our operations and our portfolio and we are also dependent upon our Dealer Manager and its affiliates to raise capital. Our Advisor depends upon the fees and other compensation or reimbursement of costs that it receives from us in connection with the origination, acquisition, management and sale of assets to conduct its operations. Our Dealer Manager also depends upon the fees that it receives from us in connection with our Offering. Any adverse changes in the financial condition of our Advisor or its affiliates or our relationship with our Dealer Manager or its affiliates could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.

Our Dealer Manager has a limited operating history and our ability to implement our investment strategy is dependent, in part, upon the ability of our Dealer Manager to successfully conduct our Offering, which makes an investment in us more speculative.

        We have retained our Dealer Manager to conduct our Offering and this is the second offering for which it has served as a Dealer Manager. The success of our Offering, and our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. The network of broker-dealers that our Dealer Manager develops to sell our shares may sell shares of competing REIT products, including some products with areas of focus nearly identical to ours, which they may choose to emphasize to their clients. If our Dealer Manager is not successful in establishing, operating and managing an active, broad network of broker-dealers, our ability to raise proceeds through our Offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders' and our recovery against them if they negligently cause us to incur losses.

        Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that: (i) no director shall be liable to us or our stockholders for monetary damages (provided that such director satisfies certain applicable criteria); (ii) we will generally indemnify non independent directors for losses unless they are negligent or engage in misconduct; and (iii) we will generally indemnify independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders' and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.

If we do not successfully implement a liquidity transaction, our stockholders may have to hold their investments for an indefinite period.

        Our charter does not require our Board to pursue a transaction providing liquidity to our stockholders. If our Board does determine to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and our stockholders may, for an indefinite period of time, be unable to convert our stockholders' shares to cash easily, if at all, and could suffer losses on their investment in our shares.

If we internalize our management functions, our stockholders' interests in us could be diluted and we could incur other significant costs associated with being self-managed.

        Our Board may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Advisor's assets and/or to directly employ the personnel of our Sponsor that our Advisor utilizes to perform services on its behalf for us. Pursuant to our advisory agreement, we may not pay consideration to acquire our Advisor unless all of the consideration is payable in shares of our common stock and held in escrow by a third party and not released to our Advisor (or an affiliate thereof) until certain conditions are met. In addition, once released by the escrow agent, the shares our Advisor receives as consideration for an internalization transaction may not be traded for a period of 180 days commencing on the date they are released by the escrow agent. The payment of such consideration could result in dilution of the interests of our stockholders and could reduce the net income and MFFO attributable to our common stock.

        Additionally, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor under our advisory agreement, our additional direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters that will be borne by our Advisor. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, as well as incur the compensation and benefits costs of our officers and other employees and consultants that will be paid by our Advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and MFFO and may further dilute our stockholders' investments. We cannot reasonably estimate the amount of fees to our Advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income and MFFO would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to our stockholders and the value of our shares.

        Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest and cash available to pay distributions.

        If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become employees of our Advisor but may instead remain employees of our Sponsor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management's attention could be diverted from most effectively managing our investments.

We met the minimum offering requirements for our Offering with funds from our Sponsor which is not an indication of broader demand for our stock.

        Our Sponsor or one of its affiliates purchased shares of our common stock in order to satisfy our $2 million minimum offering amount. As such, the satisfaction of the minimum offering amount should not be viewed as an indication of success of our Offering and it may not result in our raising sufficient funds to have a diversified portfolio.

We depend on third-party contractors and vendors and our results of operations and the success of our Offering could suffer if our third-party contractors and vendors fail to perform or if we fail to manage them properly.

        We use third-party contractors and vendors including, but not limited to, our external legal counsel, auditors, research firms, property managers, appraisers, insurance brokers, environmental engineering consultants, construction consultants, financial printers, proxy solicitation firms and transfer agent. If our third-party contractors and vendors fail to successfully perform the tasks for which they have been engaged to complete, either as a result of their own negligence or fault, or due to our failure to properly supervise any such contractors or vendors, we could incur liabilities as a result and our results of operations and financial condition could be negatively impacted.

Risks Related to Conflicts of Interest

The fees we pay to affiliates in connection with our Offering and in connection with the origination, acquisition and management of our investments, including to our Advisor, were not determined on an arm's length basis; therefore, we do not have the benefit of arm's length negotiations of the type normally conducted between unrelated parties.

        The fees to be paid to our Advisor, our Dealer Manager and other affiliates for services they provide for us were not determined on an arm's length basis. As a result, the fees have been determined without the benefit of arm's length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

Our organizational documents do not prevent us from selling assets to affiliates or from paying our Advisor a disposition fee related to such a sale.

        If we sell an asset to an affiliate, our organizational documents would not prohibit us from paying our Advisor a disposition fee. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than an affiliate. Our charter only requires that a majority of our Board, including a majority of our independent directors not otherwise interested in the transaction determine that an affiliated party transaction is fair and reasonable and on terms and conditions no less favorable than those available from unaffiliated third parties. It does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a sale of our assets to an affiliate. As a result, our Advisor may earn a disposition fee despite the transaction not being the most favorable to us or our stockholders.

Our executive officers and our Sponsor's key professionals will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.

        Our executive officers and our Sponsor's key professionals, who are utilized by our Advisor to perform services on our behalf, are also officers, directors, managers and key professionals of our Sponsor, our Dealer Manager and other affiliated NorthStar entities. Our Advisor and its affiliates will receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Sponsor who will perform services for our Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

  •
  the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our advisory agreement and our dealer manager agreement;

  •
  public offerings of equity by us, which entitle our Dealer Manager to dealer manager fees and will likely entitle our Advisor to increased acquisition fees and asset management fees;

  •
  originations and acquisitions of investments, which entitle our Advisor to acquisition fees and asset management fees and, in the case of acquisitions of investments from other NorthStar entities, might entitle affiliates of our Advisor to disposition fees in connection with services for the seller;

  •
  sales of investments, which entitle our Advisor to disposition fees;

  •
  borrowings to originate or acquire debt or healthcare-related securities investments, which borrowings will increase the acquisition fees and asset management fees payable to our Advisor;

  •
  whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the special unit holder to have its interest in our operating partnership redeemed;

  •
  whether we seek approval to internalize our management, which may entail acquiring assets from our Sponsor (such as office space, furnishings and technology costs) and employing our Sponsor's professionals performing services for us on behalf of our Advisor for consideration that would be negotiated at that time and may result in these investment professionals receiving more compensation from us than they currently receive from our Sponsor; and

  •
  whether and when we seek to sell our company or its assets, which would entitle the special unit holder to a subordinated distribution.

        The fees our Advisor receives in connection with transactions involving the origination or acquisition of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Sponsor's key professionals performing services on behalf of our Advisor to recommend riskier transactions to us. Additionally, after the termination of our Primary Offering, our Advisor has agreed to reimburse us to the extent total organization and offering costs borne by us exceed 15% of the gross proceeds raised in our Primary Offering. As a result, our Advisor may decide to extend our Offering to avoid or delay the reimbursement of these expenses.

Our Sponsor's professionals acting on behalf of our Advisor will face competing demands relating to their time and this may cause our operations and our stockholders' investment to suffer.

        Our Advisor has no employees and relies on, among others, our Sponsor's executive officers to perform services for us on behalf of our Advisor, including Messrs. Hamamoto, Gilbert and Lieberman and Ms. Hess for the day-to-day operation of our business. Messrs. Hamamoto, Gilbert and Lieberman and Ms. Hess are also executive officers of our Sponsor and other NorthStar entities. As a result of their interests in other NorthStar entities and the fact that they engage in and they will continue to engage in other business activities on behalf of themselves and others, these individuals will face conflicts of interest in allocating their time among us, our Sponsor and other NorthStar entities and other business activities in which they are involved. These conflicts of interest could result in less effective execution on our business plan as well as declines in the returns on our investments and the value of our stockholders' investment.

Our executive officers and our Sponsor's key investment professionals who perform services for us on behalf of our Advisor face conflicts of interest related to their positions and interests in our Advisor and its affiliates, including our Dealer Manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

        Our executive officers and our Sponsor's key investment professionals who perform services for us on behalf of our Advisor are also executive officers, directors, managers and key investment professionals of our Sponsor, our Dealer Manager and other affiliated NorthStar entities. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and our stockholders. In addition, our Sponsor may grant equity interests in our Advisor and the special unit holder, to certain management personnel performing services for our Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Sponsor will face conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders' overall investment.

        Our investment strategy is very similar to that of our Sponsor and other investment vehicles sponsored by our Sponsor, including NorthStar Real Estate Income Trust, Inc., or NorthStar Income, and NorthStar Real Estate Income II, Inc., or NorthStar Income II, and therefore many investment opportunities that are suitable for us may also be suitable for our Sponsor and other NorthStar entities. When our Sponsor's investment professionals direct an investment opportunity to our Sponsor, its affiliates or the investment vehicles it sponsors and us, they, in their sole discretion, will offer the opportunity to the entity for which the investment opportunity is most suitable in accordance with the investment allocation policy adopted by our Board. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Sponsor's investment professionals may consider include, among other things, the following:

  •
  investment objectives, strategy and criteria;

  •
  cash requirements;

  •
  effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

  •
  leverage policy and the availability of financing for the investment by each entity;

  •
  anticipated cash flow of the asset to be acquired;

  •
  income tax effects of the purchase;

  •
  the size of the investment;

  •
  the amount of funds available;

  •
  cost of capital;

  •
  risk return profiles;

  •
  targeted distribution rates;

  •
  anticipated future pipeline of suitable investments;

  •
  the expected holding period of the investment and the remaining term of the NorthStar entity, if applicable; and

  •
  affiliate and/or related party considerations.

        If, after consideration of the relevant factors, our Sponsor determines that an investment is equally suitable for itself or another NorthStar entity, including us, the investment will be allocated among each of the applicable NorthStar entities, including us, on a rotating basis. If, after an investment has been allocated to us or another NorthStar entity, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Sponsor's investment professionals, more appropriate for another NorthStar entity to fund the investment, our Sponsor may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Sponsor may determine to allow more than one investment vehicle, including us, to co-invest in a particular investment.

        There is no assurance this policy will remain in place during the entire period we are seeking investment opportunities. In addition, our Sponsor may sponsor additional investment vehicles in the future and, in connection with the creation of such investment vehicles, may revise these allocation procedures. The result of a revision to the allocation procedures may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by our Sponsor, thereby reducing the number of investment opportunities available to us.

        The decision of how any potential investment should be allocated among us, our Sponsor and other NorthStar entities for which such investment may be suitable may, in many cases, be a matter of subjective judgment which will be made by our Sponsor. Our stockholders may not agree with the determination. Our right to participate in the investment allocation process described above will terminate once we have fully invested the proceeds of our Offering or if we are no longer advised by an affiliate of our Sponsor.

Our Dealer Manager may distribute future NorthStar-sponsored programs during our Offering, our Dealer Manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.

        Our Dealer Manager does and may in the future act as the dealer manager for other NorthStar entities, such as NorthStar Income, which is currently in the process of offering shares, and NorthStar Income II, which is currently in the process of registering its public offering with the SEC. In addition, future NorthStar-sponsored programs may seek to raise capital through public offerings conducted concurrently with our Offering. Our Dealer Manager could also act as the dealer manager of offerings not sponsored by our Sponsor. As a result, our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

Risks Related to the Healthcare Industry and Our Investments in Mid-Acuity Senior Housing and Other Healthcare Properties

The healthcare industry is heavily regulated. New laws or regulations such as the healthcare reform law and related regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our operators to make rent payments to us.

        The healthcare industry is heavily regulated by federal, state and local governmental bodies. Healthcare operators, including those in the senior housing sector, generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our operators to make lease payments to us and our ability to make distributions to our stockholders.

        Many of our targeted properties and their operators may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the operator. These events could materially adversely affect our operators' ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our development of facilities or the operations of our operators.

        In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our operators' abilities to make rent payments to us.

        In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Comprehensive healthcare reform legislation could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to stockholders.

        On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 which in part modified the Patient Protection and Affordable Care Act. Together, the two laws serve as the primary vehicle for comprehensive healthcare reform in the United States and are becoming effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The healthcare reform legislation includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the healthcare reform legislation expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our operators may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our operators' ability to participate in federal health programs may be adversely affected. In addition, the healthcare reform legislation contains new initiatives to strengthen post-acute care services and promote relationships between acute and post-acute care providers. If our operators fail to strengthen or maintain their relationships with acute care providers, the operators' revenues could decline which could ultimately have an impact on their ability to pay rent. Moreover, there may be other aspects of the healthcare reform legislation for which regulations have not yet been adopted. All of these provisions of the healthcare reform legislation including those that have yet to be adopted, could materially and adversely affect our operators, and therefore our business, financial condition, results of operations and ability to pay distributions to our stockholders.

Some operators of our targeted mid-acuity senior housing and other healthcare facilities are subject to fraud and abuse laws, the violation of which by an operator may jeopardize the operator's ability to make rent payments to us.

        There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain operators may also be subject to these fraud and abuse laws.

        These laws include, but are not limited to:

  •
  the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral or recommendation for ordering of any item or service reimbursed by Medicare or Medicaid;

  •
  the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship;

  •
  the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and

  •
  the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.

        Each of these laws includes criminal and civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our operators could jeopardize that operator's ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Economic downturns, weakness in the housing and equity markets, lowered consumer confidence and other events could adversely affect the ability of seniors to afford the entrance fees or monthly resident fees for the healthcare facilities we seek to acquire and, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Costs to seniors associated with independent and assisted living services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities will be located typically will be able to afford to pay the entrance fees and monthly resident fees for the mid-acuity type senior housing facilities we seek to acquire. Economic downturns, softness in the housing market, lower levels of consumer confidence, reductions or declining growth of government entitlement programs (such as social security benefits), stock market volatility, changes in demographics and other events could adversely affect the ability of seniors to afford the entrance fees or monthly resident fees for senior housing facilities. If our operators are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other services provided by the operators at the mid-acuity senior housing facilities we seek to acquire, our occupancy rates could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition and our ability to make distributions to our stockholders.

The inability of seniors to sell real estate may delay their moving into our facilities which could materially adversely affect our occupancy rates and our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        The recent economic challenges have negatively affected the U.S. housing market, with certain geographic areas experiencing more acute deterioration than others. Downturns in the U.S. housing market could adversely affect the ability (or perceived ability) of seniors to afford entrance fees and monthly resident fees at the mid-acuity senior housing facilities we seek to acquire, as potential residents frequently use the proceeds from the sale of their homes to cover the costs of these fees. Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into our facilities or finance their stays at our facilities. This could cause the amount of our revenues generated by private payment sources to decline The U.S. housing market has recently demonstrated signs of recovery. However, the uncertainty over the federal budget deficit, political gridlock and many other factors continue to weigh heavily on the markets and the economy. If the housing market does not improve or again experiences declines, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

        The slowdown in the U.S. economy has negatively affected state budgets, which may put pressure on states to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment, declines in family incomes and eligibility expansions authorized by the healthcare reform law. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under the federal Medicare program, state Medicaid programs and other healthcare-related programs. Potential reductions in reimbursements under these programs could negatively impact the ability of our operators and their ability to meet their obligations to us.

Possible changes in the acuity profile of our residents as well as payor mix and payment methodologies may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        The sources and amounts of our revenues from our healthcare property portfolio will be determined by a number of factors, including licensed bed capacity, occupancy, the acuity profile of residents and the rate of reimbursement. Changes in the acuity profile of the residents as well as payor mix among private pay, Medicare and Medicaid may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Because of the unique and specific improvements required for healthcare properties, including private pay senior housing facilities, we may be required to incur substantial renovation costs to make certain of our properties suitable for other operators, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

        Healthcare properties, including private pay senior housing facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times operator-specific. A new or replacement operator may require different features in a property, depending on that operator's particular operations. If a current operator is unable to pay rent and vacates a property, we may incur substantial costs to modify a property for a new operator, or for multiple operators with varying infrastructure requirements, before we are able to release the space. Consequently, our healthcare properties may not be suitable for lease to other operators or for alternative uses without significant costs or renovations, which costs may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

If our operators fail to maintain a positive reputation and cultivate new or maintain existing relationships with residents in the markets in which they operate, our operators' occupancy percentage, payor mix and resident rates may deteriorate which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        We intend to build relationships with several key operators, which will make us extremely dependent on those select operators. The ability of our operators to improve the overall occupancy percentage, payor mix and resident rates at our senior housing and other healthcare facilities, depends on our operators' reputation in the communities they serve and our operators' ability to successfully market our facilities to potential residents. A large part of our operators' marketing and sales effort will be directed towards cultivating and maintaining relationships with key community organizations that work with seniors, physicians and other healthcare providers in the communities where our facilities are located, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If our operators are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, occupancy rates at our facilities could decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may not be able to compete effectively in those markets where overbuilding exists and our inability to compete in those markets may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Overbuilding in the senior housing segment in the late 1990s reduced occupancy and revenue rates at senior housing facilities. This, combined with unsustainable levels of borrowings, forced several operators into bankruptcy. The occurrence of another period of overbuilding could adversely affect our future occupancy and resident fee rates, which in turn could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our operators may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.

        Our operators may be subject to claims that their services have resulted in resident injury or other adverse effects. The insurance coverage maintained by our operators, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and litigation may not, in certain cases, be available to our operators due to state law prohibitions or limitations of availability. As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. From time-to-time, there may also be increases in government investigations of long-term care providers, particularly in the area of Medicare/Medicaid fraud and abuse and resident care, as well as increases in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or government investigation, whether currently asserted or arising in the future, could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a healthcare operator's financial condition. If a healthcare operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a healthcare operator is required to pay uninsured punitive damages, or if a healthcare operator is subject to an uninsurable government enforcement action, the healthcare operator could be exposed to substantial additional liabilities, which could result in its bankruptcy or insolvency or have a material adverse effect on the healthcare operator's business and its ability to meet its obligations to us.

        Moreover, advocacy groups that monitor the quality of care at healthcare facilities have sued healthcare operators and called upon state and federal legislators to enhance their oversight of trends in healthcare facility ownership and quality of care. In response, the healthcare reform law imposes additional reporting requirements and responsibilities for healthcare operators. Patients have also sued healthcare operators and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. Even if the plaintiffs are not successful in obtaining the awards, the allegations may have an adverse effect on our reputation and may be detrimental to future operations. This litigation and potential future litigation has materially increased the costs incurred by our operators for monitoring and reporting quality of care compliance. Furthermore, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Compliance with the requirements in the healthcare reform law could increase costs as well. Increased costs could limit our operators' ability to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs. To the extent we are required to remove or replace an operator, our revenue from the affected property could be reduced or eliminated for an extended period of time.

Delays in our operators' collection of their accounts receivable could adversely affect their cash flows and financial condition and their ability to meet their obligations to us.

        Prompt billing and collection are important factors in the liquidity of our operators. Billing and collection of accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by non-government payors. The inability of our operators to bill and collect on a timely basis pursuant to these regulations and rules or pursuant to any other programs, federal, state or otherwise, could subject them to payment delays that could negatively impact their cash flows and ultimately their financial condition and their ability to meet their obligations to us.

We will face significant and increasing competition for the acquisition of senior housing and other healthcare properties which may impede our ability to make acquisitions or may increase the cost of these acquisitions which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        We will compete with many other businesses engaged in real estate investment activities for the acquisition of mid-acuity senior housing and other healthcare properties, including local, regional and national operators and acquirers and developers of healthcare real estate. The competition for senior housing and other healthcare properties may significantly increase the price we might pay for a facility or property we seek to acquire and our competitors may succeed in acquiring those facilities or properties themselves. In addition, operators with whom we attempt to do business may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition may result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for healthcare properties, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially adversely affected.

Adverse trends in healthcare provider operations may negatively affect lease revenues and our ability to make distributions to our stockholders.

        The healthcare industry, including the senior housing sector, is currently experiencing:

  •
  changes in the demand for and methods of delivering healthcare services;

  •
  changes in third-party reimbursement policies;

  •
  significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

  •
  continued pressure by private and governmental payors to reduce payments to providers of services; and

  •
  increased scrutiny of billing, referral and other practices by federal and state authorities.

        These factors may adversely affect the economic performance of some or all of our targeted senior housing and other healthcare-property operators and, in turn, our lease revenues and our ability to make distributions to our stockholders.

Reimbursement rates from third-party payors have been reduced in the past and could be reduced again in the future, which would materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Our ability to generate revenue and profit influences the underlying value of our mid-acuity senior housing facilities. With respect to our skilled nursing facilities primarily, these revenues are generally derived from reimbursements paid to our operators. Sources of reimbursements include Medicare, state Medicaid programs, private insurance carriers, healthcare service plans, health maintenance organizations, preferred provider arrangements, self-insured employers and the patients themselves. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to a facility's charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, or the implementation of other measures to reduce reimbursements, have in the past, and could in the future, result in a substantial reduction in our operators' revenues and, therefore, our operators' ability to pay rent. Additionally, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. The recently enacted healthcare reform law and regulatory changes could impose further limitations on government and private payments to healthcare providers. The Patient Protection and Affordable Care Act requires annual Medicare provider payment updates, including for skilled nursing facilities, to be reduced by a productivity adjustment based on economy-wide productivity. In 2012, CMS reduced overall Medicare payments to skilled nursing facilities by 11% and changed payment and reporting requirements for therapy services. Under the Budget Control Act of 2011, the enforcement mechanism has been triggered so that the U.S. President is required to issue a sequestration order each year for across-the-board federal spending cuts applicable to fiscal years 2013 to 2021. Medicare provider payments are subject to this sequestration. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Moreover, owners and operators of senior housing facilities continue to experience pressures from private payors attempting to control healthcare costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. We cannot assure our stockholders that adequate reimbursement levels will continue to be available. We also cannot accurately predict the percentage of revenue that will be generated from our facilities as a result of private pay or government funded reimbursements. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The Employee Free Choice Act could substantially increase the cost of doing business by increasing wage and benefit costs.

        A number of members of the legislative and executive branches of the federal government have stated that they support the Employee Free Choice Act, which, if enacted, would discontinue the current practice of having an open process where both the union and the employer are permitted to educate employees regarding the pros and cons of joining a union before having an election by secret ballot. Under the Employee Free Choice Act, the employees would only hear the union's side of the argument before making a commitment to join the union. The Employee Free Choice Act would permit unions to quietly collect employee signatures supporting the union without notifying the employer and permitting the employer to explain its views before a final decision is made by the employees. Once a union has collected signatures from a majority of the employees, the employer would have to recognize, and bargain with, the union. If the employer and the union fail to reach agreement on a collective bargaining contract within a certain number of days, both sides would be forced to submit their respective proposals to binding arbitration and a federal arbitrator would be permitted to create an employment contract binding on the employer. If the Employee Free Choice Act is enacted, a number of the senior housing facilities we will own or seek to acquire could become unionized.

        Generally, unionized senior housing employees are subject to a number of work rules which increase expenses and decrease operating margins at unionized facilities. We believe that the unionization of senior housing employees may result in a significant decline in profitability and property value, which could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

Subsidiaries of ours may enter into management contracts with third party independent contractors to manage one or more of our healthcare real estate facilities. Such an arrangement could cause us to assume additional operational risks and could also subject us to additional regulation and liability.

        The 2008 REIT Investment Diversification and Empowerment Act, or RIDEA, permits REITs, such as us, to lease healthcare facilities that we own or partially own to a taxable REIT subsidiary, or TRS, provided that our TRS hires an independent qualifying management company to operate the facility. This structure would allow us to earn income as a landlord under the lease with our TRS and we can also directly benefit from the cash flow generated by the operation of the facility by owning all or a portion of our TRS. Under the RIDEA lease structure, the independent qualifying management company would receive a management fee from our TRS for operating the facility as an independent contractor. As the owner of the facility contracting out operational responsibility, we may be assuming more of the operational risk relative to other structures since we would be leasing our facility to our own partially or wholly owned subsidiary rather than a third party operator. Our income would be more dependent on occupancy rates, the rates charged to residents and the ability to control operating expenses. Our TRS, and hence we, will be responsible for any operating deficits incurred by the facility.

        The operator, which would be our TRS if we utilize a RIDEA lease structure, of a healthcare facility is generally required to be the holder of the applicable healthcare license, which could subject our TRS, and us (through our ownership interest in our TRS) to various regulatory laws. Most states regulate and inspect healthcare facility operations, construction and the safety of the physical environment. In the event that one or more of our healthcare real estate facilities are out of compliance with the relevant laws, a state may impose upon our TRS (if it is the holder of the healthcare license), penalties such as administrative sanctions, including possibility the termination of government funding (i.e. Medicare or Medicaid), civil monetary penalties and licensure sanctions such as suspension or termination and in certain instances, criminal penalties. Additionally, if our TRS is the holder of the healthcare license, it could have exposure to professional liability claims arising out of an alleged breach of the applicable standard of care rules.

Risks Related to Regulatory Matters and Our REIT Tax Status

We will be subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.

        We and our subsidiaries will be subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the

SEC, FINRA, the Internal Revenue Service, or the IRS, and other federal, state and local governmental bodies and agencies and state blue sky laws. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We will also have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We will also establish internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. While we have designed policies to appropriately operate our business, these internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.

The direct or indirect effects of the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.

        In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective in July 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

        Neither we, nor our operating partnership, nor any of the subsidiaries of our operating partnership intend to register as an investment company under the Investment Company Act. We intend to make investments and conduct our operations so that we are not required to register as an investment company. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

  •
  limitations on capital structure;

  •
  restrictions on specified investments;

  •
  prohibitions on transactions with affiliates; and

  •
  compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

        Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term "investment securities," among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exception from the definition of "investment company" in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

        We must monitor our holdings and those of our operating partnership to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Through our operating partnership's wholly-owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate.

        Most of these subsidiaries will rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exemption generally requires that at least 55% of a subsidiary's portfolio be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC Guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.

        We may in the future organize special purpose subsidiaries of the operating partnership that will borrow under or participate in government sponsored incentive programs. We expect that some of these subsidiaries will rely on Section 3(c)(7) for their Investment Company Act exemption and, therefore, our operating partnership's interest in each of these subsidiaries would constitute an "investment security" for purposes of determining whether the operating partnership passes the 40% test. Also, we may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur.

The loss of our Investment Company Act exemption could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the market price of our common stock.

        On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act, such as us, should continue to be allowed to rely on such an exemption from registration. If the SEC takes action with respect to this exemption, these changes could mean that certain of our subsidiaries could no longer rely on the Section 3(c)(5)(C) exemption, and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exemption from registration as an investment company.

        If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i.) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii.) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

Our Advisor is not registered and intends not to register as an investment adviser under the Investment Advisers Act, which could impact the types of investments that it recommends we make and cause us not to invest in opportunities that meet our investment criteria. If our Advisor is required to register, it could also hinder our operating performance and negatively impact our stockholders' return on their investment.

        Our Advisor is not currently required to register as an investment adviser under the Investment Advisers Act. Furthermore, we believe if our Advisor manages our business consistent with the strategy adopted by our Board, our Advisor will not be required to register under the Investment Advisers Act even as a result of changes to the Investment Advisers Act implemented by the Dodd-Frank Act, which became effective in July 2011. Given the changes instituted by the Dodd-Frank Act, an investment adviser can be required to register with the SEC as an investment adviser if it has regulatory assets under management in excess of relevant statutory thresholds (or meets other statutory requirements), even if it manages only a single client. Whether an adviser has sufficient regulatory assets under management to require registration depends on the nature of the assets it manages. In calculating regulatory assets under management, our Advisor must include the value of each "securities portfolio" it manages. If our investments were to constitute a "securities portfolio" under the Investment Advisers Act, then our Advisor would be required to register. Specifically, our Advisor believes that our assets will not constitute a securities portfolio so long as a majority of our assets consist of loans we originate, real estate and cash and that our assets do not currently constitute a securities portfolio. Since we do not believe our assets will constitute a securities portfolio, we do not believe we have any regulatory assets under management, and therefore do not need to register. Our Advisor intends to manage our investments, consistent with our strategy, so that they will continue to not constitute a securities portfolio in the future. In so doing, it is possible that our Advisor could determine not to seek and recommend certain real estate debt and real estate securities available on the secondary market that we might otherwise consider. In such a scenario, we may not invest in opportunities that could improve our operating performance and positively impact our stockholders' return on their investment. If our Board determines to modify our strategy in such a way as to make it likely that our Advisor would be required to register under the Investment Advisers Act and our Advisor were required to register, it could also negatively impact our business because our Advisor would have to devote significant additional management time to such effort and would incur substantially greater costs to manage its business. This additional management time could distract our Advisor from managing our business and our Advisor may also seek reimbursement of such additional costs from us, which could decrease our stockholders' return on their investment in us.

If our stockholders fail to meet the fiduciary and other standards under the Employment Retirement Income Security Act, or ERISA, or the Internal Revenue Code as a result of an investment in our stock, our stockholders could be subject to criminal and civil penalties.

        Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of the ERISA, including pension or profit sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal Revenue Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as "Benefit Plans"). If our stockholders are investing the assets of any Benefit Plan, our stockholders should satisfy themselves that:

  •
  their investment is consistent with the fiduciary obligations under ERISA and the Internal Revenue Code or any other applicable governing authority in the case of a government plan;

  •
  their investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan's investment policy;

  •
  their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable and other applicable provisions of ERISA and the Internal Revenue Code;

  •
  their investment will not impair the liquidity of the Benefit Plan;

  •
  their investment will not produce unrelated business taxable income for the Benefit Plan;

  •
  our stockholders will be able to value the assets of the Benefit Plan annually in accordance with the applicable provisions of ERISA and the Internal Revenue Code; and

  •
  their investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

        Fiduciaries may be held personally liable under ERISA for losses as a result of failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary of the Benefit Plan who authorized or directed the investment may be subject to imposition of excise taxes with respect to the amount invested and an IRA investing in our shares may lose its tax-exempt status.

        Governmental plans, church plans and foreign plans that are not subject to ERISA or the prohibited transaction rules of the Internal Revenue Code, may be subject to similar restrictions under other laws. A plan fiduciary making an investment in our shares on behalf of such a plan should satisfy themselves that an investment in our shares satisfies both applicable law and is permitted by the governing plan documents.

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of us.

        Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

  •
  "business combination" provisions that, subject to limitations, prohibit certain business combinations between an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

  •
  "control share" provisions that provide that holders of "control shares" of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of issued and outstanding "control shares") have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

        Pursuant to the Maryland Business Combination Act, our Board has by resolution opted out of these provisions. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.

Our charter includes an anti-takeover provision that may discourage a person from launching a mini-tender offer for our shares.

        Our charter provides that any tender offer made by a person, including any "mini-tender" offer, must comply with most provisions of Regulation 14D of the Exchange Act. A "mini-tender offer" is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least 15 business days before initiating the tender offer. If the offeror does not comply with these requirements, our company will have the right to redeem the offeror's shares, including any shares acquired in the tender offer. In addition, the noncomplying offeror shall be responsible for all of our company's expenses in connection with that offeror's noncompliance. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent our stockholders from receiving a premium price for their shares in such a transaction.

Our failure to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to our stockholders.

        We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.

        Alston & Bird LLP has rendered an opinion to us that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year beginning with the date that we have satisfied the minimum offering requirements and issued shares of common stock in our Offering and ending December 31 of such year. This opinion is based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. Alston & Bird LLP will not review our compliance with our REIT qualification on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents the legal judgment of Alston & Bird LLP based on the law in effect as of the date of the opinion. The opinion of Alston & Bird LLP is not binding on the IRS or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

        We intend to elect to be taxed as a REIT commencing with the taxable year ending December 31, 2013. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to quality as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates. Losing our REIT status would reduce our net income available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow or liquidate some investments in order to pay the applicable tax. Furthermore, if we fail to qualify as a REIT in any taxable year after we elect REIT status, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.

Complying with REIT requirements may force us to borrow funds to make distributions to our stockholders or otherwise depend on external sources of capital to fund such distributions.

        To qualify as a REIT, we will be required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We anticipate that distributions generally will be taxable as ordinary income, although a portion of such distributions may be designated by us as long-term capital gain to the extent attributable to capital gain income recognized by us, or may constitute a return of capital to the extent that such distribution exceeds our earnings and profits as determined for tax purposes.

        From time-to-time, we may generate taxable income greater than our net income (loss) in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, due to among other things, amortization of capitalized purchase premiums, fair value adjustments and reserves. In addition, our taxable income may be greater than our cash flow available for distribution to our stockholders as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for example, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).

        If we do not have other funds available in the situations described in the preceding paragraphs, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.

        Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including our current and potential future earnings and cash distributions.

We could fail to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans and repurchase agreements.

        We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our future assets or transactions, our REIT qualification could be jeopardized. For example, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in Revenue Procedure 2003-65, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. While we expect that our mezzanine loans will typically not meet all of the requirements for reliance on this safe harbor, we expect to invest in mezzanine loans in a manner that we believe will enable us to satisfy the REIT gross income and asset tests. In addition, we may enter into sale and repurchase agreements under which we may nominally sell certain of our mortgage assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for federal income tax purposes as the owner of the mortgage assets that are the subject of any such sale and repurchase agreement notwithstanding that we transferred record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to qualify as a REIT could be adversely affected. Even if the IRS were to disagree with one or more of our interpretations and we were treated as having failed to satisfy one of the REIT qualification requirements, we could maintain our REIT qualification if our failure was excused under certain statutory savings provisions. However, there can be no guarantee that we would be entitled to benefit from those statutory savings provisions if we failed to satisfy one of the REIT qualification requirements, and even if we were entitled to benefit from those statutory savings provisions, we could be required to pay a penalty tax.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

        The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may originate or acquire mezzanine loans that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, in which case, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

        Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

  •
  In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

  •
  We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

  •
  If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

  •
  If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% "prohibited transaction" tax.

  •
  Any TRS of ours will be subject to federal corporate income tax on its income and non-arm's length transactions between us and any TRS, for example, excessive rents charged to a TRS could be subject to a 100% tax.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

        If our stockholders participate in our DRP, our stockholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use cash from other sources to pay its tax liability on the value of the shares of common stock received.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

        To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the source of income requirements for qualifying as a REIT.

        We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs.

        If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Our acquisition of debt or healthcare-related securities instruments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt instruments.

        We may acquire debt or securities instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a "market discount" for federal income tax purposes. If these debt or securities instruments provide for "payment-in-kind" we may recognize "original issue discount", or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute "significant modifications" under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be "publicly-traded" for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be "publicly-traded" for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.

        In general, we will be required to accrue OID on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.

        In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.

        In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our stockholders' investment. In the event in-kind distributions are made, our stockholders' tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to our stockholders during such year.

Complying with REIT requirements may limit our ability to hedge effectively.

        The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. Additionally, our gross income from qualifying hedges constitutes non-qualifying income for purposes of the 75% gross income test. Consequently, our gross income from qualifying hedges along with other sources of non-qualifying income for purposes of the 75% gross income test, cannot exceed 25% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.

Liquidation of assets may jeopardize our REIT qualification.

        To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.

Legislative or regulatory tax changes could adversely affect us or our stockholders.

        At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or our stockholders.

The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.

        A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than property that we took title to for which the REIT makes an election, but including loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitized financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure our stockholders that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.

        It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities may be subject to a corporate income tax.

The formation of any TRS lessees may increase our overall tax liability and transactions between us and any TRS lessee must be conducted on arm's-length terms to not be subject to a 100% penalty tax on certain items of income or deduction.

        We may form a TRS lessee to lease our senior housing facilities that are "qualified health care properties." Our TRS lessee will be subject to federal and state income tax on its taxable income, which will consist of the revenues from the senior housing facilities leased by the TRS lessee, net of the operating expenses for such properties and rent payments to us. Accordingly, the ownership of our TRS lessee will allow us to participate in the operating income from our properties leased to our TRS lessee on an after-tax basis in addition to receiving rent, that operating income will be subject to federal and state income tax. The after-tax net income of the TRS lessee is available for distribution to us. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. We will scrutinize all of our transactions with any TRS lessee to ensure that they are entered into on arm's-length terms, however, there can be no assurance that we will be able to comply to avoid application of the 100% excise tax.

If our TRS lessee failed to qualify as a TRS or the facility operators engaged by our TRS lessee do not qualify as "eligible independent contractors," we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our stockholders.

        Rent paid by a lessee that is a "related party operator" of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We may lease certain of our senior housing facilities to our TRS lessee. So long as our TRS lessee qualifies as a TRS, it will not be treated as a "related party operator" with respect to our properties that are managed by an independent facility operator that qualifies as an "eligible independent contractor." We expect that our TRS lessee will qualify to be treated as a TRS for federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of a TRS for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying our TRS lessee from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and a portion of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes.

        Additionally, if the operators engaged by our TRS lessee do not qualify as "eligible independent contractors," we would fail to qualify as a REIT. Each of the operators that enter into a management contract with our TRS lessee must qualify as an "eligible independent contractor" under the REIT rules in order for the rent paid to us by our TRS lessee to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor, an operator must not own, directly or indirectly, more than 35% of our outstanding stock and no person or group of persons can own more than 35% of our outstanding stock and the ownership interests of the operator, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex. Although we intend to monitor ownership of our stock by our operators and their owners, there can be no assurance that these ownership levels will not be exceeded.

Our ability to lease certain of the senior housing facilities we acquire to our TRS lessee will be limited by the ability of those senior housing facilities to qualify as "qualified health care properties" and the ability of those operators to qualify as "eligible independent contractors."

        We may lease certain of the senior housing facilities we acquire and that constitute "qualified health care properties" to our TRS lessee, which would contract with operators to manage the health care operations at those facilities. Our ability to utilize this TRS lessee structure may be limited by the ability of those senior housing facilities to qualify as "qualified health care properties" and the ability of the operators who we engage to manage the "qualified health care properties" to qualify as "eligible independent contractors."

        A "qualified health care property" includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facility. Some of the properties that we will acquire may not be treated as "qualified health care properties." To the extent a property does not constitute a "qualified health care property," we will be unable to utilize the TRS lessee structure with respect to that property.

        In order to qualify as an "eligible independent contractor," among other requirements, an operator (or any related person) must be actively engaged in the trade or business of operating "qualified health care properties" for persons who are not related to us or our TRS lessee. Consequently, if an operator (or a related person) from whom we acquire a "qualified health care property" does not operate sufficient "qualified health care properties" for third parties, the operator will not qualify as an "eligible independent contractor." Under this scenario, we would either be required to contract with another third party operator who qualifies as an "eligible independent contractor," which could serve as a disincentive for the current operator to sell the property to us, or we would be unable to lease the property to our TRS lessee.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

        Our charter, with certain exceptions, authorizes our Board to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of our outstanding shares of common stock or more than 9.8% in value or number, whichever is more restrictive, of the aggregate of our outstanding shares of common stock, unless exempted by our Board. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our shares of common stock.

Our qualification as a REIT could be jeopardized as a result of our interest in joint ventures or investment funds.

        We may in the future acquire limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we are able to qualify for a statutory REIT "savings" provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

REIT distribution requirements could adversely affect our ability to execute our business plan.

        We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose) in order to qualify as a REIT. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to our stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Our leases must be respected as true leases for federal income tax purposes.

        To qualify as a REIT, we must satisfy two gross income tests each year, under which specified percentages of our gross income must be qualifying income, such as "rents from real property." In order for rent on a lease to qualify as "rents from real property" for purposes of the gross income tests, the lease must be respected as a true lease for federal income tax purposes. If the IRS were to recharacterize our sale-leasebacks as financing arrangements or loans or were to recharacterize other leases as service contracts, joint ventures or some other type of arrangement, we could fail to qualify as a REIT.

To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and may reduce our stockholders' overall return.

        To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders' investment.

Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

        The maximum tax rate for "qualified dividends" paid by corporations to individuals is 20%. Distributions paid by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient (subject to a maximum rate of 39.6%), rather than the preferential rate applicable to qualified dividends. The more favorable rates applicable to regular corporate distributions could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified distributions, which could adversely affect the value of the stock of REITs, including our common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        None.

Item 3.    Legal Proceedings

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        We are currently offering shares of our common stock pursuant to an effective registration statement at a price of $10.00 per share in our "best efforts" Primary Offering and a $9.50 purchase price for shares sold under our DRP. There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our Board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our Board does not have a stated term for evaluating a listing on a national securities exchange as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders.

        In order for members of the FINRA and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares of common stock. For these purposes, the estimated value of our shares shall be deemed to be $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that we are currently conducting a continuous, public offering of our common stock at the price of $10.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).

Stockholders

        As of March 14, 2013, we had four stockholders of record.

Distribution Reinvestment Plan

        We adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The initial purchase price per share under our DRP will be $9.50. Once we establish an estimated value per share, shares issued pursuant to our DRP will be priced at the estimated value per share of our common stock, as determined by our Advisor or another firm chosen for that purpose. We expect to establish an estimated value per share within 18 months after the completion of our offering stage. The offering stage will be considered complete when we are no longer publicly offering equity securities whether through our Offering or follow-on public offerings. No selling commissions or dealer manager fees will be paid on shares sold under our DRP. Our Board may amend or terminate the DRP for any reason upon ten-days' notice to participants.

        As of December 31, 2012, we had not sold any shares pursuant to our DRP.

Share Repurchase Program

        We adopted a Share Repurchase Program that may enable stockholders to sell their shares to us in limited circumstances. As of December 31, 2012, we had not repurchased any shares pursuant to our Share Repurchase Program.

Use of Proceeds from Registered Securities

        On August 7, 2012, our registration statement on Form S-11 (File No. 333-170802), covering our Offering of up to 110,526,315 shares of common stock, of which 100,000,000 shares of common stock would be offered pursuant to our Primary Offering and 10,526,315 shares of common stock would be offered pursuant to our DRP, was declared effective under the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering up to 100,000,000 shares of common stock at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers, and 10,526,315 shares of common stock pursuant to our DRP at an aggregate offering price of $100 million, or $9.50 per share. During the period covered by this Annual Report on Form 10-K, we did not sell any equity securities that were not registered under the Securities Act.

        On February 11, 2013, we satisfied the minimum offering amount in our Primary Offering as a result of the purchase of $2.0 million in shares of common stock by an affiliate of our Sponsor at $9.00 per share. Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" for further details.

Item 6.    Selected Financial Data

        The information below should be read in conjunction with "Forward-Looking Statements" on page 3, Part I, Item 1A. "Risk Factors," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto included in Item 8. "Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

	December 31,
	2012	2011
Balance Sheet Data:
Assets
Cash	$202,007	$202,007
Total assets	202,007	202,007
Equity
Stockholder's equity	200,007	200,007
Non-controlling interests	2,000	2,000
Total equity	202,007	202,007

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. "Financial Statements and Supplementary Data" and risk factors included in Part I, Item 1A "Risk Factors" of this report. References to "we," "us," or "our" refer to NorthStar Healthcare Income, Inc. and its subsidiary (collectively, our Company) unless context specifically requires otherwise.

Introduction

        We are an externally managed company that was formed in October 2010 primarily to originate, acquire and asset manage a diversified portfolio of debt and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients. We may also originate and acquire debt and equity investments in facilities that rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities. In addition, we may acquire healthcare-related securities. As of December 31, 2012, we had not begun operations.

        Our primary business lines will be as follows:

  •
  Real Estate Debt—Our debt business will be focused on originating, acquiring and asset managing debt investments and will primarily include first mortgage loans and the remainder will be subordinate mortgages, mezzanine loans, preferred equity investments and participations in such loans.

  •
  Equity Investments—Our equity business will primarily include equity investments in properties in the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients and may also include medical office buildings and rehabilitation facilities.

  •
  Healthcare-Related Securities—Our securities business will be focused on investing in and asset managing healthcare-related securities primarily consisting of CMBS and may include other related securities, backed primarily by loans secured by healthcare properties.

        We believe that these businesses are complementary to each other due to the overlapping sources of investment opportunities and common reliance on healthcare real estate fundamentals.

        We intend to conduct our operations so as to qualify as a REIT for federal income tax purposes.

Sources of Operating Revenues and Cash Flows

        We will generate revenue from net interest income, rental income and resident fees. Interest income will be generated from our debt and healthcare-related securities investments. Our interest income will primarily be derived through the difference between revenues and the cost at which we are able to finance our investments. Rental income will be generated from our operating real estate for the leasing of space to various types of healthcare operators. The leases will be for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases. Resident fee revenue from healthcare properties utilizing a TRS structure will be recorded when services are rendered and will include resident room and care charges and other resident charges.

Profitability and Performance Metrics

        We will calculate Funds from Operations and MFFO to evaluate the profitability and performance of our business.

Outlook and Recent Trends

Real Estate Finance Markets

        Liquidity began to return to the commercial real estate finance markets and capital started to become available to the stronger sponsors in 2011 and 2012 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for debt is the approximately $30 billion and $45 billion in non-agency CMBS issuance that was completed in 2011 and 2012, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. To stimulate growth, several of the world's largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which should also have the likely impact of keeping interest rates low for the near and intermediate term.

        We expect the commercial real estate markets will continue to improve in 2013, but headwinds still remain due to the uncertainty of the current economic and political climate, including budget deficits, tax policy, gridlock and other matters and their impact to the U.S. economy. We would expect the foregoing, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced to continue to cause periodic volatility in the market for some time. It is currently estimated that $1.3 trillion of commercial real estate debt will mature in the next three years and $2.1 trillion will mature through 2017. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, exacerbating growth and potentially leading to contracting credit. The capital markets are opening up as evidenced by recent CMBS financing transactions. The recent stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Many industry experts are predicting $50 to $65 billion of non-agency CMBS issuance in 2013.

        Virtually all commercial real estate property types were adversely impacted by the credit crisis, including core property types such as hotel, retail, office, industrial and multifamily properties. Healthcare property types were also negatively impacted, although not as much as other property types. Land, condominium and other commercial property types were more severely impacted. Investor interest is returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and especially in certain asset types such as apartments. The degree to which commercial real estate values improve or erode in 2013 and going forward, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because we will not be otherwise distracted dealing with legacy portfolio issues and our originations and acquisitions of investments will reflect valuations that have already adjusted to post-recession pricing.

        Due to these market dynamics and our Advisor's expertise and industry relationships, we continue to see a robust pipeline of investment opportunities that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.

Healthcare Real Estate Finance Markets

        The healthcare real estate finance markets tend to attract new equity and debt capital more slowly than more traditional commercial real estate property types because of significant barriers to entry for new investors or lenders to healthcare property owners. Investing in and lending to the healthcare real estate sector requires an in-depth understanding of the specialized nature of healthcare facility operations and the healthcare regulatory environment. While these supply constraints may create opportunities for attractive investments in the healthcare property sector, they may also provide challenges to us when seeking financing on attractive terms for our senior housing or other healthcare properties in our portfolio.

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

        Despite the barriers and constraints to investing in the senior housing sector, the demographics and other market dynamics are resulting in the sector becoming more attractive to investors. Merger and acquisition activity in the senior housing real estate market is currently robust and we expect it to remain so into the near term.

Our Strategy

        Our primary business objectives are to originate and acquire healthcare-related real estate investments with a focus on the mid-acuity senior housing sector in order to produce attractive risk-adjusted returns and generate stable cash flows for distribution to our stockholders. We will also seek to realize growth in the value of our investments by timing their sale to maximize value. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships and market leading healthcare real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on commercial real estate fundamentals and ability to apply similar underwriting and portfolio management skills as we seek to maximize stockholder value and to protect our capital.

        We expect to use the net proceeds from our continuous, public offering of a maximum of 110,526,315 shares of common stock and proceeds from other financing sources to carry out our primary business objectives of originating, acquiring and asset managing a diversified portfolio of debt and equity investments in healthcare real estate.

Portfolio Management

        A description of our Advisor's portfolio management activities is described in detail in Part I, Item 1. "Business—Portfolio Management."

Critical Accounting Policies

Real Estate Debt Investments

        Debt investments are generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. Debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which will approximate fair value.

Operating Real Estate

        Operating real estate will be accounted for at historical cost less accumulated depreciation. Costs directly related to acquisitions deemed to be business combinations will be expensed. Ordinary repairs and maintenance will be expensed as incurred. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. Real estate will be depreciated using the straight-line method over the estimated useful lives of the assets. We will follow the purchase method of accounting for operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant improvements and other identified intangibles.

Real Estate Securities

        We will classify our securities investments as available for sale on the acquisition date, which will be carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gains (losses) on investments and other in our consolidated statements of operations.

Revenue Recognition

Real Estate Debt Investments

        Interest income will be recognized on an accrual basis and any related discount, premium, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in our consolidated statements of operations.

Operating Real Estate

        Rental and escalation income from operating real estate will be derived from leasing of space to various healthcare operators. The leases will generally be for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases will be included in unbilled rent receivable in the consolidated balance sheets. Escalation income represents revenue from operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue will be accrued in the same periods as the expenses are incurred.

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

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans will be considered impaired when based on current information and events it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management will be required in this analysis. We will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.

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

Operating Real Estate

        Our real estate investments will be reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our real estate may be impaired or that the carrying value may not be recoverable. A property's value will be considered impaired if management's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, management will consider U.S. macroeconomic factors, including real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property. Allowances for doubtful accounts for operator/resident receivables will be established based on periodic review of aged receivables resulting from estimated losses due to the inability of operators/residents to make required rent and other payments contractually due. Additionally, we will establish, on a current basis, an allowance for future operator/resident credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.

Real Estate Securities

        Securities for which the fair value option is not elected will be evaluated quarterly for other-than-temporary impairment, or OTTI. Securities for which the fair value option is elected will not be evaluated for OTTI as changes in fair value will be recorded in our consolidated statements of operations. Realized losses on such securities will be reclassified to realized gains (losses) on investments and other as losses occur.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board issued an accounting update to amend existing guidance concerning fair value measurements and disclosures. The update is intended to achieve common fair value measurements and disclosure requirements under U.S. GAAP and International Financial Reporting Standards and is effective in the first interim or annual period beginning after December 15, 2011. We adopted this accounting update in the second quarter 2012 and the required disclosures have been incorporated into Note 2 of our consolidated financial statements. The adoption did not have a material impact on our consolidated financial statements.

Results of Operations

        We were formed on October 5, 2010 and as of December 31, 2012 had not commenced operations. We will not commence significant operations until we have raised the minimum offering amount of $2 million.

Liquidity and Capital Resources

        We will be dependent upon the net proceeds from our Offering to conduct our operations. We will obtain the capital required to primarily originate, acquire and asset manage a diversified portfolio of debt and equity investments in healthcare real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2012, we have not made any investments and our total assets consist of $0.2 million in cash.

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

        We currently have no outstanding borrowings and no commitments from any lender to provide us with financing. Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors, and disclosed to our stockholders in our next quarterly filing with the justification for the excess. An approximation of this leverage calculation is 75% of the cost of our investments and cash.

        In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions, dealer manager fees and payments to our Dealer Manager and our Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. We have an advisory agreement with our Advisor. Our advisory agreement has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our Board including a majority of our independent directors.

        We intend to elect to be taxed as a REIT and to operate as a REIT beginning with the taxable year ending December 31, 2013. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our Board may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board deems relevant. Provided we have sufficient available cash flow from operations or other sources, we intend to authorize and declare daily distributions and pay distributions on a monthly basis expected to begin in the first full quarter after in which we make our first investment. We have not established a minimum distribution level.

Off Balance Sheet Arrangements

        We currently have no off balance sheet arrangements.

Related Party Arrangements

NorthStar Healthcare Income Advisor, LLC

        Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. For such services, to the extent permitted by law and regulations, our Advisor will receive fees and reimbursements from us. Below is a description of the fees and reimbursements that will be incurred to our Advisor.

Organization and Offering Costs

        Our Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on our behalf in connection with our Offering. We will be obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from our Primary Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us. As of December 31, 2012 and 2011, our Advisor has incurred $2.1 million and $1.4 million, respectively, of organization and offering costs on our behalf. Organization and offering costs incurred by our Advisor are not recorded on our consolidated balance sheets because such costs are not a liability of ours until the minimum amount of $2 million in gross offering proceeds is raised, and such costs will only become a liability of ours to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds of our Primary Offering.

Operating Costs

        Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect includes our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee, asset management fee or disposition fee. We will reimburse our Advisor quarterly for operating costs (including the asset management fee) based upon a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2% of our average invested assets; or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period, or the 2%/25% Guidelines. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We will calculate the expense reimbursement quarterly based upon the trailing twelve-month period. As of December 31, 2012 and 2011, our Advisor has incurred $0.3 million and $0.1 million, respectively, of operating costs on our behalf. Operating costs incurred by our Advisor are not recorded in a consolidated statement of operations because under the 2%/25% Guidelines there is no allocation of operating costs until we have net income or invested assets.

Advisory Fees

Asset Management Fee

        We will pay our Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the amount funded or allocated for investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).

Asset Acquisition Fee

        Our Advisor, or its affiliates, will also receive an acquisition fee equal to 1.0% of the amount funded or allocated by us to originate or acquire investments including acquisition expenses and any financing attributable to the investment (or our proportionate share thereof in the case of an investment made through a joint venture) except with respect to real estate property and 2.25% of each real estate property acquired by us, including acquisition expenses and any financing attributable to an equity investment (or our proportionate share thereof in the case of an equity investment made through a joint venture). Acquisition fees paid to our Advisor related to the origination or acquisition of debt will be included in debt investments, net on our consolidated balance sheets and will be amortized to interest income over the life of the investment using the effective interest method. Acquisition fees incurred related to equity investments will generally be expensed as incurred.

Asset Disposition Fee

        For substantial assistance in connection with the sale of investments, our Advisor, or its affiliates, will receive a disposition fee equal to 1.0% of the contract sales price of each debt investment sold and 2.0% of the contract sales price of each property sold. We will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the loan or debt-related investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property. Disposition fees incurred to our Advisor on debt investments will be included in debt investments, net on our consolidated balance sheets and will be amortized to interest income over the life of the investment using the effective interest method.

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

        Pursuant to a dealer manager agreement, we will pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which will be reallowed to participating broker-dealers. In addition, we will pay our Dealer Manager a dealer manager fee of 3.0% of gross proceeds from our Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fees will be paid for sales under our DRP.

Sponsor Distribution Support Agreement

        Pursuant to a distribution support agreement, our Sponsor has committed to purchase up to an aggregate of $10 million in shares of our common stock in certain circumstances in order to provide additional cash to pay distributions, if necessary.

Recent Developments

Satisfaction of Minimum Offering Amount

        On February 11, 2013, we satisfied the minimum offering amount in our Primary Offering as a result of the purchase of $2.0 million in shares of common stock by an affiliate of our Sponsor at $9.00 per share (reflecting that no selling commissions or dealer manager fees were paid). On February 11, 2013, following the authorization of our Board, our escrow agent released all of our Offering proceeds in the escrow account. We have special escrow provisions for Ohio and Tennessee residents, which have not been satisfied as of March 15, 2013. Our Primary Offering is expected to terminate on or before August 7, 2014, unless extended by our Board as permitted under applicable law and regulations.

        Additionally, in connection with the purchase of shares in our Primary Offering by an affiliate of our Sponsor, our Sponsor has informed us that neither our Sponsor nor its affiliate intends to sell any of the shares acquired that enabled us to satisfy the minimum offering requirement to any person or entity, other than to a subsidiary, parent company or company under common control with our Sponsor, for so long as we are externally managed and advised by our Advisor or another affiliate of our Sponsor. On February 11, 2013, in connection with the satisfaction of the minimum offering amount in our Primary Offering, we automatically granted to each of our independent directors 5,000 shares of restricted common stock.

Second Amended and Restated Distribution Support Agreement

        On February 4, 2013, we entered into a Second Amended and Restated Distribution Support Agreement by and between us and our Sponsor, pursuant to which our Sponsor's maximum commitment to purchase shares under the agreement has been modified to include any purchases made by our Sponsor and its subsidiaries to satisfy the minimum offering amount.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition and refinancing of our healthcare debt and equity investment portfolio and operations. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on income and cash flows and to lower overall borrowing costs. We may utilize a variety of financial instruments, including interest rate caps, floors and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. We will not enter into derivative or interest rate transactions for speculative purposes.

        As of December 31, 2012, our only asset was cash, which was held in a non-interest bearing account, so any change in interest rates would have no impact on our earnings.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements of NorthStar Healthcare Income, Inc. and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm's report thereon are included in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholder
NorthStar Healthcare Income, Inc.

        We have audited the accompanying consolidated balance sheets of NorthStar Healthcare Income, Inc. (a Maryland corporation) and subsidiary (the "Company") as of December 31, 2012 and 2011 and the related consolidated statements of equity as of December 31, 2012, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Healthcare Income, Inc. and subsidiary as of December 31, 2012 and 2011, and its equity as of December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
March 15, 2013

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Cash	$202,007	$202,007

Total assets	$202,007	$202,007

Equity
NorthStar Healthcare Income, Inc. Stockholder's Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized as of December 31, 2012 and no shares authorized as of December 31, 2011, no shares issued and outstanding as of December 31, 2012 and 2011	$—	$—
Common stock, $0.01 par value; 400,000,000 shares authorized as of December 31, 2012 and 200,000 shares authorized as of December 31, 2011, 22,223 shares issued and outstanding as of December 31, 2012 and 2011	222	222
Additional paid-in capital	199,785	199,785

Total NorthStar Healthcare Income, Inc. stockholder's equity	200,007	200,007
Non-controlling interests	2,000	2,000

Total equity	$202,007	$202,007

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
			Additional Paid-in Capital	Total Company's Stockholder's Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2010	22,223	$222	$199,785	$200,007	$2,000	$202,007

Balance, December 31, 2011	22,223	$222	$199,785	$200,007	$2,000	$202,007

Balance, December 31, 2012	22,223	$222	$199,785	$200,007	$2,000	$202,007

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Organization

        NorthStar Healthcare Income, Inc. (the "Company") was formed on October 5, 2010 as a Maryland corporation and intends to qualify as a real estate investment trust ("REIT") beginning with the taxable year ending December 31, 2013. The Company was organized primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate debt and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which the Company defines as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients. The Company is externally managed by NorthStar Healthcare Income Advisor, LLC (the "Advisor") and has no employees. As of December 31, 2012, the Company had not begun operations.

        Substantially all business will be conducted through NorthStar Healthcare Income Operating Partnership, LP, the operating partnership (the "OP"). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar Healthcare Income OP Holdings, LLC (the "Special Unit Holder"). The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder invested $1,000 in the OP and has been issued a separate class of limited partnership units (the "Special Units"), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of December 31, 2012 and 2011. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from its continuous, public offering to the OP as a capital contribution.

        The Company's charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and 50,000,000 shares of preferred stock with a par value of $0.01 per share. The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. On October 12, 2010, the Company sold 22,223 shares of common stock to NRFC Sub-REIT Corp., a wholly-owned subsidiary of NorthStar Realty Finance Corp. (the "Sponsor"), for an aggregate purchase price of $0.2 million.

        On November 24, 2010, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock in a continuous, public offering, of which 100,000,000 shares can be offered pursuant to the primary offering (the "Primary Offering") and 10,526,315 shares can be offered pursuant to the distribution reinvestment plan (the "DRP"), and are herein collectively referred to as the Offering. The SEC declared the Company's registration statement effective on August 7, 2012 and the Company retained NorthStar Realty Securities, LLC (the "Dealer Manager"), a wholly-owned subsidiary of the Sponsor, to serve as the dealer manager of the Primary Offering. The Dealer Manager will be responsible for marketing the shares being offered pursuant to the Primary Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of debt and equity investments in the healthcare real estate sector.

        As of December 31, 2012, the Company had not sold any shares in its Offering and neither the Company nor the OP had acquired or contracted to make any investments. Also as of December 31, 2012, the Advisor had not identified any investments in which there is a reasonable probability that the Company or the OP will invest.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies

Basis of Accounting

        The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The Company did not have operations for the years ended December 31, 2012 and 2011 and for the period from October 5, 2010 (inception) to December 31, 2010, and therefore does not present consolidated statements of operations or consolidated statements of cash flows for the applicable periods. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position have been included and are of a normal and recurring nature.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiary, which is wholly-owned and controlled by the Company. There were no intercompany balances as of December 31, 2012 and 2011.

Estimates

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.

Cash

        The Company considers all highly-liquid investments with a remaining maturity date of three months or less to be cash. Cash may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions and, to date, the Company has not experienced any losses on cash.

Real Estate Debt Investments

        Debt investments are generally intended to be held to maturity and, accordingly, will be carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. Debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve, if deemed appropriate, which will approximate fair value.

Operating Real Estate

        Operating real estate will be accounted for at historical cost less accumulated depreciation. Costs directly related to acquisitions deemed to be business combinations will be expensed. Ordinary repairs and maintenance will be expensed as incurred. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. Real estate will be depreciated using the straight-line method over the estimated useful lives of the assets. The Company will follow the purchase method of accounting for operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant improvements and other identified intangibles.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Real Estate Securities

        The Company will classify its securities investments as available for sale on the acquisition date, which will be carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations.

Revenue Recognition

Real Estate Debt Investments

        Interest income will be recognized on an accrual basis and any related discount, premium, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in the consolidated statements of operations.

Operating Real Estate

        Rental and escalation income from operating real estate will be derived from leasing of space to various healthcare operators. The leases will generally be for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases will be included in unbilled rent receivable in the consolidated balance sheets. Escalation income represents revenue from operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue will be accrued in the same periods as the expenses are incurred.

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

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans will be considered impaired when based on current information and events it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company will assess the credit quality of the portfolio and adequacy of loan loss

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company will be required in this analysis. The Company will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.

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

Operating Real Estate

        The Company's real estate investments will be reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of the Company's real estate may be impaired or that the carrying value may not be recoverable. A property's value will be considered impaired if the Company's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, the Company will consider U.S. macroeconomic factors, including real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property. Allowances for doubtful accounts for operator/resident receivables will be established based on periodic review of aged receivables resulting from estimated losses due to the inability of operators/residents to make required rent and other payments contractually due. Additionally, the Company will establish, on a current basis, an allowance for future operator/resident credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.

Real Estate Securities

        Securities for which the fair value option is not elected will be evaluated quarterly for other-than-temporary impairment ("OTTI"). Securities for which the fair value option is elected will not be evaluated for OTTI as changes in fair value will be recorded in the consolidated statements of operations. Realized losses on such securities will be reclassified to realized gains (losses) on investments and other as losses occur.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Financial assets and liabilities recorded at fair value on the consolidated balance sheets will be categorized based on the inputs to the valuation techniques as follows:

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

        U.S. GAAP also requires disclosure of fair value for all financial instruments. As of December 31, 2012 and 2011, the Company's only financial instrument was cash and its fair value was estimated to approximate its carrying amount.

Organization and Offering Costs

        The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company anticipates that, pursuant to an advisory agreement with the Advisor, the Company will be obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs to exceed $15 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. When recorded by the Company, organization costs will be expensed as incurred and offering costs, which include selling commissions and dealer manager fees, will be recorded as a reduction to equity.

Equity-Based Compensation

        The Company has adopted a long-term incentive plan (the "Plan"), which it uses to attract and retain qualified officers, directors and employees and currently intends to issue awards only to its independent directors under the Plan. The Company will account for its equity-based compensation

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, will be amortized to compensation expense over the award's vesting period on a straight-line basis. Equity-based compensation will be classified within general and administrative expense in the consolidated statements of operations.

Income Taxes

        The Company intends to elect to be taxed as a REIT and to comply with the related provisions under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 2013. Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. The Company may also be subject to certain state, local and franchise taxes. If the Company fails to meet these requirements, it will be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that it will satisfy all of the criteria to maintain the Company's REIT qualification. However, there can be no assurance that these criteria will continue to be met.

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

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board issued an accounting update to amend existing guidance concerning fair value measurements and disclosures. The update is intended to achieve common fair value measurements and disclosure requirements under U.S. GAAP and International Financial Reporting Standards and is effective in the first interim or annual period beginning after December 15, 2011. The Company adopted this accounting update in the second quarter 2012. The adoption did not have a material impact on the consolidated financial statements.

3. Related Party Arrangements

NorthStar Healthcare Income Advisor, LLC

        Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company's affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. For such services, to the extent permitted by law and regulations, the Advisor will receive fees and reimbursements from the Company. Below is a description of the fees and reimbursements that will be incurred to the Advisor.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Related Party Arrangements (Continued)

Organization and Offering Costs

        The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the Company's independent directors determine are not fair and commercially reasonable to the Company. As of December 31, 2012 and 2011, the Advisor has incurred $2.1 million and $1.4 million, respectively, of organization and offering costs on behalf of the Company. Organization and offering costs incurred by the Advisor are not recorded on the consolidated balance sheets of the Company because such costs are not a liability of the Company until the minimum amount of $2.0 million in gross offering proceeds is raised, and such costs will only become a liability of the Company to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds of the Primary Offering.

Operating Costs

        The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. Indirect includes the Company's allocable share of costs incurred by the Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee, asset management fee or disposition fee. The Company will reimburse the Advisor quarterly for operating costs (including the asset management fee) based upon a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2% of its average invested assets; or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period, or the 2%/25% Guidelines. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company's independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company will calculate the expense reimbursement quarterly based upon the trailing twelve-month period. As of December 31, 2012 and 2011, the Advisor has incurred $0.3 million and $0.1 million, respectively, of operating costs on behalf of the Company. Operating costs incurred by the Advisor are not recorded in a consolidated statement of operations because under the 2%/25% Guidelines there is no allocation of operating costs until the Company has net income or invested assets.

Advisory Fees

Asset Management Fee

        The Company will pay the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the amount funded or allocated for investments, including expenses

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Related Party Arrangements (Continued)

and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).

Asset Acquisition Fee

        The Advisor, or its affiliates, will also receive an acquisition fee equal to 1.0% of the amount funded or allocated by the Company to originate or acquire investments including acquisition expenses and any financing attributable to the investment (or the proportionate share thereof in the case of an investment made through a joint venture) except with respect to real estate property and 2.25% of each real estate property acquired by the Company, including acquisition expenses and any financing attributable to an equity investment (or the proportionate share thereof in the case of an equity investment made through a joint venture). Acquisition fees paid to the Advisor related to the origination or acquisition of debt will be included in debt investments, net on the consolidated balance sheets and will be amortized to interest income over the life of the investment using the effective interest method. Acquisition fees incurred related to equity investments will generally be expensed as incurred.

Asset Disposition Fee

        For substantial assistance in connection with the sale of investments, the Advisor, or its affiliates, will receive a disposition fee equal to 1.0% of the contract sales price of each debt investment sold and 2.0% of the contract sales price of each property sold. The Company will not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the loan or debt-related investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property. Disposition fees incurred to the Advisor on debt investments will be included in debt investments, net on the consolidated balance sheets and will be amortized to interest income over the life of the investment using the effective interest method.

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

        Pursuant to a dealer manager agreement, the Company will pay the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which will be reallowed to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee of 3.0% of gross proceeds from the Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fees will be paid for sales under the DRP.

Sponsor Distribution Support Agreement

        Pursuant to a distribution support agreement, the Sponsor has committed to purchase up to an aggregate of $10.0 million in shares of the Company's common stock in certain circumstances in order to provide additional cash to pay distributions, if necessary.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Stockholder's Equity

Common Stock

        On October 12, 2010, the Company sold 22,223 shares of common stock to NRFC Sub-REIT Corp. for an aggregate purchase price of $0.2 million. As of December 31, 2012 and 2011, the Company had 22,223 common shares outstanding.

        On July 27, 2012, the Company's board of directors authorized the increase of common shares the Company may issue from 200,000 to 400,000,000.

Preferred Stock

        On July 27, 2012, the Company's board of directors authorized the Company to issue 50,000,000 preferred shares. As of December 31, 2012 and 2011, the Company had no preferred shares outstanding.

Distribution Reinvestment Plan

        The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company's common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at the estimated value per share of the Company's common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share after the completion of its organization and offering stage. The organization and offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offerings, and has not done so for 18 months. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon ten-days' notice to participants.

Share Repurchase Program

        The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances. The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder's death or qualifying disability, if the disability is deemed qualifying by the board of directors of the Company, in its sole discretion, and after receiving written notice from the stockholder. The Company is not obligated to repurchase shares under this share repurchase program.

5. Non-controlling Interests

        The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder invested $1,000 in the OP and has been issued Special Units, which are collectively recorded as non-controlling interests on the consolidated balance sheets as of December 31, 2012 and 2011.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Equity-Based Compensation

        The Company adopted the Plan which it uses to attract and retain qualified directors. The Plan offers these individuals an opportunity to participate in its growth through awards in the form of, or based on, its common stock. The Company currently intends to issue awards only to its independent directors under the Plan.

        The Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents, limited partnership interests in the OP, other stock-based awards and cash-based awards to directors of the Company. Stock options granted under the Plan will not exceed an amount equal to 10% of the outstanding shares of the Company's common stock on the date of grant of any such stock options. Any stock options and stock appreciation rights granted under the Plan will have an exercise price or base price that is not less than the fair value of the Company's common stock on the date of grant.

        The board of directors of the Company, or a committee of the board of directors, administers the Plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grants, vesting or settlement of awards may be subject to the attainment of one or more performance goals.

        Each of the Company's independent directors will automatically be granted 5,000 shares of restricted common stock upon the Company raising the minimum amount of $2.0 million of gross proceeds.

7. Subsequent Events

Satisfaction of Minimum Offering Amount

        On February 11, 2013, the Company satisfied the minimum offering amount in its Primary Offering as a result of the purchase of $2.0 million in shares of common stock by an affiliate of the Company's Sponsor at $9.00 per share (reflecting that no selling commissions or dealer manager fees were paid). On February 11, 2013, following the authorization of the Company's board of directors, the Company's escrow agent released all of the offering proceeds in the escrow account. The Company has special escrow provisions for Ohio and Tennessee residents, which have not been satisfied as of March 15, 2013. The Company's Primary Offering is expected to terminate on or before August 7, 2014, unless extended by the Company's board of directors as permitted under applicable law and regulations.

        Additionally, in connection with the purchase of shares in the Primary Offering by an affiliate of the Sponsor, the Sponsor has informed the Company that neither the Sponsor nor its affiliate intends to sell any of the shares acquired that enabled the Company to satisfy the minimum offering requirement to any person or entity, other than to a subsidiary, parent company or company under common control with the Sponsor, for so long as the Company is externally managed and advised by the Advisor or another affiliate of the Sponsor. On February 11, 2013, in connection with the Company satisfying the minimum offering amount in its Primary Offering, the Company automatically granted to each of its independent directors 5,000 shares of restricted common stock.

Second Amended and Restated Distribution Support Agreement

        On February 4, 2013, the Company entered into a Second Amended and Restated Distribution Support Agreement by and between the Company and the Sponsor, pursuant to which the Sponsor's maximum commitment to purchase shares under the agreement has been modified to include any purchases made by the Sponsor and its subsidiaries to satisfy the minimum offering amount.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the 1934 Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting, and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

        Not applicable.

 PART III

Item 10.    Directors, Executive Officer and Corporate Governance

General

        Our Board presently consists of four members: Messrs. David T. Hamamoto, Daniel J. Altobello, Gregory A. Samay and Jack F. Smith, Jr. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. Set forth below are each director's name and age as of the date of this Annual Report on Form 10-K and his principal occupation, business history and public company directorships held during the past five years. Each of our directors currently serves on our Board and was initially appointed to our Board on June 22, 2011, with the exception of Mr. Hamamoto, who has served as one of our directors since January 2013.

Current Directors

Name	Age
David T. Hamamoto	53
Daniel J. Altobello	72
Gregory A. Samay	54
Jack F. Smith, Jr.	61

        David T. Hamamoto.    David T. Hamamoto is our Chairman of the Board. Mr. Hamamoto has served as Chairman of the Board of our Sponsor, NorthStar Realty Finance Corp., since October 2007 and Chief Executive Officer of our Sponsor since October 2004. Mr. Hamamoto has also served as Chairman of NorthStar Income since February 2009 and served as its Chief Executive Officer from February 2009 until January 2013. Mr. Hamamoto has also served as Chairman of NorthStar Income II which is currently seeking registration with the SEC since December 2012. In July 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp., the predecessor to our Sponsor, for which he served as Co-Chief Executive Officer until October 2004. From 1983 to 1997, Mr. Hamamoto worked for Goldman, Sachs & Co. where he was co-head of the Real Estate Principal Investment Area and general partner of the firm between 1994 and 1997. During Mr. Hamamoto's tenure at Goldman, Sachs & Co., he initiated the firm's effort to build a real estate principal investment business under the auspices of the Whitehall Funds. Mr. Hamamoto served as Executive Chairman from March 2011 until November 2012, and as Chairman, from February 2006 until March 2011, of the Board of Directors of Morgans Hotel Group Co., a public global hotel management and ownership company focused on the boutique sector. Mr. Hamamoto holds a Bachelor of Science from Stanford University in Palo Alto, California and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania in Philadelphia, Pennsylvania.

        Our Board believes that Mr. Hamamoto's broad experience in the real estate investment and finance industries and his service as Chairman and Chief Executive Officer of our Sponsor supports his appointment to our Board.

        Daniel J. Altobello.    Daniel J. Altobello has been one of our independent directors and a member of our audit committee since June 2011. Since October 2000, Mr. Altobello, as the Chairman of Altobello Family LP, has been a private investor investing in public securities, gas and oil, mutual funds and private equity ventures. From September 1995 until October 2000, Mr. Altobello was the Chairman of Onex Food Services, Inc., a subsidiary of private equity investor Onex Corp., where he was responsible for board meetings and special client relations. From December 1989 to September 1995, Mr. Altobello served as Chairman, President and Chief Executive Officer of Caterair International Corporation, an in-flight food service provider that was acquired by Onex Food Services, Inc. in September 1995. From November 1979 to December 1989, he held various managerial positions with the food service management and in-flight catering divisions of Marriott Corporation (NYSE: MAR), including Executive Vice President of Marriott Corporation and President of Marriott Airport Operations Group. Mr. Altobello began his management career at Georgetown University as Vice President of Administration Services. Mr. Altobello is a member of the boards of directors of Arlington Asset Investment Corp. (NYSE: AI), a principal investment firm that invests in mortgage-related and other assets, DiamondRock Hospitality Company (NYSE: DRH), a lodging focused real estate company, Mesa Air Group, Inc., a regional airline and MamaMancini's Holdings, Inc., a wholesale food manufacturer. Mr. Altobello also served on the advisory board of Hidden Creek Partners until February 2013. Mr. Altobello is a trustee of Loyola Foundation, Inc. Mr. Altobello holds a Bachelor of Arts in English from Georgetown University in Washington, D.C. and Master of Business Administration from Loyola University in Baltimore, Maryland.

        Our Board believes that Mr. Altobello's notable business and leadership experience in the area of corporate governance as a result of his tenure on numerous boards of directors support his appointment to our Board.

        Gregory A. Samay.    Gregory A. Samay has been one of our independent directors and a member of our audit committee since June 2011. Mr. Samay has served as an Investment Officer for the Fairfax County Employees' Retirement System, a $3 billion public pension system since July 2011. Mr. Samay served as Executive Director and Chief Investment Officer for Arlington County Employees' Retirement System, a $1.3 billion public pension plan, from August 2005 to September 2010. Mr. Samay served as Assistant Treasurer for YUM! Brands, Inc. (NYSE: YUM), a quick service restaurant company, from 2003 to 2005. From 1998 to 2002, he served as Vice President and Treasurer of Charles E. Smith Residential Realty, Inc., a publicly-traded REIT that merged with Archstone Communities of Denver in 2001 to form Archstone-Smith Trust, a publicly-traded REIT until acquired by Tishman Speyer and Lehman Brothers Holdings Inc. in October 2007. Mr. Samay served as Senior Manager, Capital Markets and Investments, for MCI Corporation from 1996 to 1998. From 1987 to 1996, he held various positions, progressing from Senior Financial Advisor—Corporate Treasury to Assistant Treasurer—Corporate Treasury, for COMSAT Corporation, a global telecommunications company. Mr. Samay holds a Bachelor of Science in Engineering from Pennsylvania State University in University Park, Pennsylvania and a Master of Business Administration from the Darden School of Business, University of Virginia in Charlottesville, Virginia.

        Our Board believes that Mr. Samay's experience directing investments for a large pension fund and serving in various capacities for public REITs supports his appointment to our Board.

        Jack F. Smith, Jr.    Jack F. Smith, Jr. has been one of our independent directors and the chairman and financial expert of our audit committee since June 2011. Mr. Smith is also a member of the board of directors and chairman of the audit committee of NorthStar Income, a position he has held since January 2010. Mr. Smith was a partner with Deloitte & Touche LLP from June 1984 until August 2009. He served as the head of the firm's real estate industry practice for Atlanta, Georgia and the Southeast from June 1996 to June 2007. Mr. Smith began his career as an accountant with Deloitte & Touche LLP in 1973, where his responsibilities included audits, due diligence on acquisitions and mergers, business and accounting advice and assistance in problem resolution. During the course of his career, Mr. Smith has served clients of varying sizes in many different industries, including public and private REITs, real estate developers, merchant builders, real estate investment funds, real estate operating companies and hotels. Mr. Smith is a member of the American Diabetes Association Leadership Council of Georgia, the Tennessee Technological University College of Business Foundation, the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants. Mr. Smith holds a Bachelor of Science in Accounting from Tennessee Technological University in Cookeville, Tennessee and a Master of Business Administration from Emory University in Atlanta, Georgia.

        Our Board believes that Mr. Smith's 25 years of experience as a partner with Deloitte & Touche LLP and his service as the head of the firm's real estate industry practice in Atlanta and the Southeast supports his appointment to our Board.

Executive Officers

        Our executive officers are appointed annually by our Board and serve at the discretion of our Board. Set forth below is information, as of the date of this Annual Report on Form 10-K, regarding our current executive officers:

Name	Age	Position
Daniel R. Gilbert	43	Chief Executive Officer
Donald C. Tomasso	67	President
Douglas W. Bath	42	Chief Investment Officer
Debra A. Hess	48	Chief Financial Officer and Treasurer
Ronald J. Jeanneault	45	Executive Vice President and Head of Asset Management
Ronald J. Lieberman	43	Executive Vice President, General Counsel and Secretary

        Daniel R. Gilbert is NorthStar Healthcare's Chief Executive Officer and is responsible for the vision, strategy and overall guidance of the Company. Mr. Gilbert also serves as Chief Investment and Operating Officer of our Sponsor, as the Chief Executive Officer of NorthStar Realty Asset Management, LLC, the holding company for our Sponsor's asset management business and as Chief Executive Officer and President of NorthStar Income, our other public non-traded REIT. Previously, Mr. Gilbert also served as our Chief Investment Officer from our inception until March 2012. Mr. Gilbert has further served as President of NorthStar Income II since December 2012 and as Chief Executive Officer since January 2013. In addition, Mr. Gilbert has served as an Executive Officer of our Sponsor since October 2004 and served as an Executive Vice President and Managing Director of Mezzanine Lending of NorthStar Capital Investment Corp., our Sponsor's predecessor company. Prior to that role, Mr. Gilbert was with Merrill Lynch & Co. in its Global Principal Investments and Commercial Real Estate Department and prior to joining Merrill Lynch, held accounting and legal-related positions at Prudential Securities Incorporated. Mr. Gilbert holds a Bachelor of Arts degree from Union College in Schenectady, New York.

        Donald C. Tomasso has been our President and President of our Advisor since October 2010. Since January 2010, Mr. Tomasso has also served as President of an entity through which our Sponsor has operated its healthcare business. Mr. Tomasso was a Senior Advisor to Wakefield Capital Management, Inc., the managing member of Wakefield Capital, LLC, the predecessor to an entity through which our Sponsor has operated its healthcare business, between June 2006 and September 2008 and became Executive Vice Chairman of Wakefield Capital Management, Inc. in September 2008, a position he held until December 2009. Since April 2000, he has also been Chairman and co-owner of Metro Offices, Inc., a provider of workplace real estate solutions for entrepreneurs. From September 2001 to September 2006, Mr. Tomasso was a member of the board of directors of MQ Associates, Inc., the parent of MedQuest, Inc., a diagnostic imaging company previously controlled by CCMP Capital Partners, LLC (formerly JP Morgan Partners). In March 2005, Mr. Tomasso assumed the role of Interim Chairman and CEO of MQ Associates, Inc. prior to its sale. From January 2001 to April 2004, Mr. Tomasso was a member of the board of directors of Medical Office Properties Inc., a private REIT focused on the acquisition and development of senior housing and medical office buildings. From May 1991 to September 1998, Mr. Tomasso was President of Manor Care Health Services, Inc. (NYSE: HCR), one of the country's largest providers of assisted living facilities, memory care facilities, skilled nursing care, senior support and ancillary services. Between January 1976 and January 1991, Mr. Tomasso held a number of executive management and real estate-related positions at the Marriott Corporation (NYSE: MAR), a global leader in the hospitality real estate sector. Since September 2006,

Mr. Tomasso has served as a member of the board of directors, Development Committee Chairman of Washington College in Chestertown, Maryland. Since October 1997, he has served as a member of the Dean's Advisory Board of the Lebow College of Business at Drexel University in Philadelphia, Pennsylvania. Mr. Tomasso holds a Bachelor of Science in Commerce and Engineering, a Master of Science in Environmental Engineering and a Master of Business Administration in Finance, all from Drexel University in Philadelphia, Pennsylvania.

        Douglas W. Bath has been our Chief Investment Officer and Chief Investment Officer of our Advisor since February 2012. Since February 2012, Mr. Bath has also served as Chief Investment Officer of an entity through which our Sponsor has operated its healthcare business. From February 2009 to February 2012, Mr. Bath was Vice President and Group Head, Healthcare Finance for Walker & Dunlop, Inc., a NYSE-traded provider of commercial real estate financial services. Mr. Bath created and led the Senior Housing and Hospital lending division and grew its loan portfolio to $1.3 billion in 2011. From June 2006 to November 2008, Mr. Bath was Senior Vice President with Sunrise Senior Living, Inc., or Sunrise, an NYSE-listed senior care provider serving nearly 40,000 residents in communities in the United States, Canada and the United Kingdom, where he oversaw development and recapitalization initiatives and guided asset management activities of Sunrise's 448 facilities across 76 distinct portfolios and 36 equity investment companies. From April 2005 to June 2006, Mr. Bath was Vice President at JP Morgan, where he led its senior housing initiatives and played a key role in raising and managing a $700 million equity fund. From August 2003 to April 2005, he was Senior Vice President of Sunrise and was responsible for development and recapitalization joint venture transactions. Previously, Mr. Bath served in various capacities in the investment group at Sunrise, where he transitioned from the operations department at Sunrise after beginning his career at Sunrise in 1995. Over the course of his career, Mr. Bath has been involved in over $6.5 billion of senior housing transactions. Mr. Bath holds a Bachelor of Arts from Virginia Polytechnic Institute and State University in Blacksburg, Virginia and a Master of Business Administration from the University of Pittsburgh in Pittsburgh, Pennsylvania.

        Debra A. Hess has been our Chief Financial Officer and Treasurer and Chief Financial Officer and Treasurer of our Advisor since October 2011. Ms. Hess currently serves as our Sponsor's Chief Financial Officer, a position she has held since July 2011. Ms. Hess has also served as Chief Financial Officer and Treasurer of NorthStar Income since October 2011. Ms. Hess has further served as Chief Financial Officer and Treasurer of NorthStar Income II since December 2012. Ms. Hess has significant financial, accounting and compliance experience at public companies. Ms. Hess most recently served as Chief Financial Officer and Compliance Officer of H/2 Capital Partners, where she was employed from August 2008 to June 2011. From March 2003 to July 2008, Ms. Hess was a managing director at Fortress Investment Group, where she also served as Chief Financial Officer of Newcastle Investment Corp., a Fortress portfolio company and a NYSE-listed alternative investment manager. From 1993 to 2003, Ms. Hess served in various positions at Goldman, Sachs & Co., including as Vice President in Goldman Sachs's Principal Finance Group and as a Manager of Financial Reporting in Goldman Sach's Finance Division. Prior to 1993, Ms. Hess was employed by Chemical Banking Corporation in the corporate credit policy group and by Arthur Andersen & Company as a supervisory senior auditor. Ms. Hess holds a Bachelor of Science in Accounting from the University of Connecticut in Storrs, Connecticut and a Master of Business Administration in Finance from New York University in New York, New York.

        Ronald J. Jeanneault has been our Executive Vice President and Head of Asset Management and Executive Vice President and Head of Asset Management of our Advisor since March 2012. Since March 2012, Mr. Jeanneault has also served as Executive Vice President and Head of Asset Management of an entity through which our Sponsor has operated its healthcare business. From June 1999 until January 2012, Mr. Jeanneault served in various positions at Sunrise, including Senior Vice President and Co-Head of Operations, Vice President of Facilities, Capital Planning, Design Division

and Development. From July 1994 to June 1999, Mr. Jeanneault was the Director of Residential and Outpatient Programs for the Kennedy Krieger Institute at the Johns Hopkins Medical Institutions. Prior to 1994, Mr. Jeanneault spent four years with New Medico Health System, a private and for profit post-acute provider of brain injury rehabilitation services.

        Ronald J. Lieberman has been our General Counsel and Secretary and General Counsel and Secretary of our Advisor since April 2011 and has also served as an Executive Vice President since January 2013. Mr. Lieberman currently serves as our Sponsor's Executive Vice President, General Counsel and Secretary. Mr. Lieberman served as our Sponsor's General Counsel since April 2011, an Executive Vice President since April 2012 and as Assistant Secretary from April 2011 until January 2013. Mr. Lieberman has also served as General Counsel and Secretary of NorthStar Income since October 2011 and as an Executive Vice President since January 2013. Mr. Lieberman has further served as General Counsel and Secretary of NorthStar Income II since December 2012 and as an Executive Vice President since March 2013. Prior to joining NorthStar, Mr. Lieberman was a partner in the Real Estate Capital Markets practice at the law firm of Hunton & Williams LLP. Mr. Lieberman practiced at Hunton & Williams from September 2000 until March 2011 where he advised numerous REITs, including mortgage REITs and specialized in capital markets transactions, mergers and acquisitions, securities law compliance, corporate governance and other board advisory matters. Prior to joining Hunton & Williams, Mr. Lieberman was the associate general counsel at Entrade, Inc., during which time Entrade was a public company listed on the NYSE. Mr. Lieberman began his legal career at Skadden, Arps, Slate, Meagher and Flom LLP. Mr. Lieberman holds a Bachelor of Arts, Master of Business Administration and Juris Doctor, each from the University of Michigan in Ann Arbor, Michigan.

Corporate Governance Profile

        We are committed to good corporate governance practices and, as such, we have adopted our formal code of ethics discussed below to enhance our effectiveness.

Code of Ethics

        We have adopted a code of ethics relating to the conduct of our business by our Chief Executive Officer, Chief Financial Officer, Treasurer and other Senior Financial Officers and our Board. We intend to maintain high standards of honest and ethical business practices and compliance with all laws and regulations applicable to our business. Specifically, among other things, our code of ethics prohibits providing gifts, meals or anything of value to government officials or employees or members of their families without prior approval from the General Counsel. Our code of ethics is available on our website at www.northstarreit.com/healthcare under the heading "Investor Relations—Corporate Governance" and is also available without charge to stockholders upon written request to: NorthStar Healthcare Income, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel. Within the time period required by the rules of the SEC, we will post on our website any amendment to, or waiver from, our code of ethics.

Our Audit Committee

        Our Board has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee's primary function is to assist our Board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process.

        Our Audit Committee acts under a written charter adopted by our Board that sets forth the committee's responsibilities and duties, as well as requirements for the committee's composition and meetings. Under our Audit Committee charter, our Audit Committee will always be comprised solely of independent directors. A copy of our Audit Committee charter is available on our website at www.northstarreit.com/healthcare under the heading "Investor Relations—Corporate Governance" and is also available without charge to stockholders upon written request to: NorthStar Healthcare Income, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.

        Our Audit Committee held three meetings in 2012. Each director then serving attended at least 75% of the aggregate number of meetings of our Audit Committee. Our Board has determined that each member of our Audit Committee is independent within the meaning of the applicable SEC rules. Even though our shares are not listed on the NYSE, our Board has also determined that all of the independent members of our Board are independent under the NYSE rules. The members of our Audit Committee are Messrs. Altobello, Samay and Smith. Our Board has determined that director Mr. Smith, who chairs our Audit Committee, is an "audit committee financial expert," as that term is defined by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

        Our executive officers, directors and greater than 10% stockholders are not currently subject to the beneficial ownership reporting requirement pursuant to Section 16(a) of the Exchange Act, and therefore no reports were filed in 2012 pursuant to Section 16(a).

Item 11.    Executive Compensation

        We currently have no employees. Our day-to-day management functions are performed by our Advisor and related affiliates. Our executive officers are all employees of our Sponsor or its affiliates and are utilized by our Advisor to provide management, acquisition, advisory and certain administrative services for us. We do not pay any of these individuals for serving in their respective positions. See "Certain Relationships and Related Transactions" below for a discussion of fees paid to our Advisor and other affiliated companies.

Compensation Committee Interlocks and Insider Participation

        We currently do not have a compensation committee of our Board because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be discussed pursuant to SEC regulations.

Director Compensation

Independent Directors

        Each of our independent directors is paid an annual director's fee of $65,000. The independent director who serves as our Audit Committee chairperson is paid an additional fee of $10,000 per year. Directors who are our officers, including the chairman of our Board, do not receive compensation as directors. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our Board.

        Pursuant to our independent director's compensation plan, which operates as a sub-plan of our long-term incentive plan, we automatically granted to each of our independent directors 5,000 shares of restricted common stock in connection with us satisfying the minimum offering requirement of our Offering. We will also automatically grant to any person who becomes an independent director 5,000 shares of restricted common stock on the date such independent director is appointed or elected to our Board. In addition, on the date following an independent director's re-election to our Board, he or she will receive 2,500 shares of restricted common stock. To the extent we decide not to hold an annual meeting, our Board may determine to make this grant on the date the independent director would have been re-elected to our Board. The restricted common stock will generally vest quarterly over four years; provided, however, that the restricted common stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director's service as a director due to his or her death or disability; or (ii) a change in our control. We reserve the right to modify the nature of the equity grant to our directors from restricted common stock to other forms of stock-based incentive awards, such as units in our operating partnership structured as profit interests.

Director Compensation for 2012

        The following table provides information concerning the compensation of our independent directors for 2012.

Name	Fees Earned or Paid in Cash(1)	Stock Awards	Total
Daniel J. Altobello	$65,000	$—	$65,000
Gregory A. Samay	65,000	—	65,000
Jack F. Smith	75,000	—	75,000

Total	$205,000	$—	$205,000

(1)
Amounts include annual cash retainers. Fees paid to directors are currently incurred by our Advisor on our behalf and are classified as operating costs. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Party Arrangements" for further details.

        In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our Board.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth, as of March 14, 2013, the total number and the percentage of shares of our common stock beneficially owned by:

  •
  each of our directors and each nominee for director;

  •
  each of our named executive officers; and

  •
  all of our directors and executive officers as a group.

        The following table also sets forth how many shares of our common stock are beneficially owned by each person known to us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock. The percentages of common stock beneficially owned are based on 259,446 shares of our common stock outstanding as of March 14, 2013.

Name and Address of Beneficial Owner(1)(2)	Amount	Percentage
NRFC Sub-REIT Corp.	244,446	94.21%
Directors and Executive Officers
David T. Hamamoto	—	—
Jonathan T. Albro(3)	5,000	1.93%
Charles W. Schoenherr(3)	5,000	1.93%
Jack F. Smith(3)	5,000	1.93%
Daniel R. Gilbert	—	—
Douglas W. Bath	—	—
Debra A. Hess	—	—
Ronald J. Jeanneault	—	—
Ronald J. Lieberman	—	—
Donald C. Tomasso	—	—

All directors and officers as a group	15,000	5.79%

(1)
Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares (i) "voting power," which includes the power to vote or to direct the voting of such security; or (ii) "investment power," which includes the power to dispose of or direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(2)
The address of NRFC Sub-REIT Corp. and each of the directors and executive officers is 399 Park Avenue, 18th Floor, New York, NY 10022.

(3)
The compensation associated with the restricted common stock issued to the directors was based on the "friends and family" offering price of $9.00 per share.

Equity Compensation Plan Information

        The following table summarizes information, as of December 31, 2012, relating to our equity compensation plans pursuant to which grants of securities may be made from time-to-time. Refer to "Note 6. Equity-Based Compensation" of Item 8. "Financial Statements and Supplementary Data" for additional information surrounding our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Stockholders(1)	—	—	2,000,000
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A

Total	—	—	2,000,000

(1)
NorthStar Healthcare Income, Inc. Long-Term Incentive Plan, or the Long-Term Incentive Plan. The maximum allowed to be issued under the Long-Term Incentive Plan, excluding the initial grant to the independent directors, is 5% of the outstanding shares of the Company's common stock on the date of the grant.

Item 13.    Certain Relationships and Related Transactions and Director Independence

          The following describes all transactions and currently proposed transactions between us and any related person since January 1, 2012 and such related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

  Ownership Interests

          On October 12, 2010, NRF Sub-REIT Corp., a wholly-owned subsidiary of our Sponsor, purchased 22,223 shares of common stock for $0.2 million and was admitted as our initial stockholder and on February 11, 2013 purchased an additional 222,223 shares of common stock for $2.0 million. On October 12, 2010, we formed our operating partnership. On October 12, 2010, we, our Advisor and the Special Unit Holder, an affiliate of our Advisor, made initial capital contributions to our operating partnership of $0.2 million, $1,000 and $1,000, respectively. We used the proceeds from our sale of stock to our initial stockholder to make our capital contribution to our operating partnership.

          The Special Unit Holder's ownership interest in our operating partnership entitles it to a subordinated participation interest in addition to its right to subordinated participation with other limited partners in distributions to limited partners. The subordinated participation interest entitles our Advisor to receive a cash distribution in the event of: (i) the listing of our common stock, including any shares purchased by our Sponsor and its subsidiaries to satisfy the minimum offering amounts, on a national securities exchange; or (ii) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that the Special Unit Holder would have been entitled to receive had our operating partnership disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption, provided that our stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus an 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. If the event triggering the redemption is: (i) a listing of our shares on a national securities exchange, the enterprise valuation will be calculated based on the average share price of our shares for a specified period; or (ii) an underwritten public offering, the enterprise value will be based on the valuation of the shares as determined by the initial public offering price in such offering. If the triggering event is the termination or non-renewal of the advisory agreement other than for cause, the enterprise valuation will be calculated based on an appraisal of our assets.

          To date, we have not paid any distributions to our Advisor pursuant to its subordinated participation interest.

          Pursuant to a distribution support agreement, our Sponsor has committed to purchase up to an aggregate of $10.0 million in shares of our common stock in certain circumstances in order to provide, among other matters, additional cash to pay distributions, if necessary. As of December 31, 2012, our Sponsor has not purchased any shares of our common stock under such agreement. Subsequent to December 31, 2012, the distribution support agreement was amended to include any purchases made by our Sponsor to satisfy the minimum offering amount in our Primary Offering.

          On February 11, 2013, we satisfied the minimum offering amount in our Primary Offering as a result of the purchase of $2.0 million in shares of common stock by an affiliate of our Sponsor at $9.00 per share (reflecting that no selling commissions or dealer manager fees were paid). On February 11, 2013, following the authorization of our Board, our escrow agent released all of our Offering proceeds in the escrow account. We have special escrow provisions for Ohio and Tennessee residents, which have not been satisfied as of March 15, 2013.

  Advisor

          Our Advisor provides management, acquisition, advisory and certain administrative services for us, subject to oversight by our Board. Our Advisor was formed on October 5, 2010 and is a wholly-owned subsidiary of our Sponsor. All of our officers are officers of our Advisor and our Sponsor.

          We will pay our Advisor the following pursuant to an advisory agreement:

  •
  We will pay our Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the principal amount funded or allocated for investments originated or acquired and the cost of all other investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture). For the year ended December 31, 2012, we did not incur any asset management fees to our Advisor.

  •
  We will pay our Advisor, or its affiliates, an acquisition fee equal to 1.0% of the principal amount funded or allocated by us to originate or acquire investments, except with respect to real estate property, including acquisition expenses and any financing attributable to the investment (or our proportionate share thereof in the case of a debt investment made through a joint venture), and 2.25% of each real estate property acquired by us, including acquisition expenses and any financing attributable to the investment (or our proportionate share thereof in the case of an equity investment made through a joint venture). For the year ended December 31, 2012, we did not incur any acquisition fees to our Advisor.

  •
  We will reimburse our Advisor, or its affiliates, for costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from our Primary Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15 million, or 1.5% of the total proceeds available to be raised from our Primary Offering. We will not reimburse our Advisor for any organization and offering costs that the independent directors determine are not fair and commercially reasonable to us. As of December 31, 2012 and 2011, our Advisor has incurred $2.1 million and $1.4 million, respectively, of organization and offering costs on behalf of us. For the year ended December 31, 2012, we did not reimburse any organization and offering costs to our Advisor.

  •
  We will reimburse our Advisor, or its affiliates, for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect includes our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee, asset management fee or disposition fee. We will reimburse our Advisor quarterly for operating costs (including the asset management fee) based upon a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2% of our average invested assets; or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of our assets for that period, or the 2%/25% Guidelines. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We will calculate the expense reimbursement quarterly based upon the trailing twelve-month period. As of December 31, 2012 and 2011, our Advisor has incurred $0.3 million and $0.1 million, respectively, of operating costs on our behalf. For the year ended December 31, 2012, we did not reimburse any operating costs to our Advisor.

  •
  We will reimburse our Advisor for actual costs incurred in connection with the selection, origination or acquisition of an investment, whether or not originated or acquired.

        Through December 31, 2012, we have not paid any advisory fees or other fees to our Advisor.

        Our average invested assets for any specified period are equal to the average of the aggregate book value of our assets invested, directly or indirectly, in equity interests in real estate and loans before reserves for depreciation or loan losses or other similar non-cash reserves, computed by taking the average of such values at the end of each month during such period. Our net income for any specified period is equal to our total revenues applicable to such period, less the total expenses applicable to such period excluding additions to reserves for depreciation, loan losses or other similar non-cash reserves; provided, however, net income for purposes of calculating total operating expenses pursuant to the 2%/25% Guidelines shall exclude the gain from the sale of our assets.

        Within 60 days after the end of any expense year for which total operating expenses exceed the 2%/25% Guidelines, we will send our stockholders a written disclosure, together with an explanation of the factors the independent directors considered in arriving at the conclusion that the excess expenses were justified. For the year ended December 31, 2012, we did not incur any operating expenses per the 2%/25% Guidelines.

Dealer Manager

        Our Dealer Manager is a licensed broker-dealer registered with FINRA.

        As the dealer manager for our Offering, our Dealer Manager is entitled to certain dealer manager fees, selling commissions and reimbursements relating to our Offering. Our dealer manager agreement with our Dealer Manager provides for the following compensation:

  •
  Selling Commissions—7.0% of gross proceeds from the sale of our shares in our Primary Offering, all of which are reallowed to participating broker-dealers. For the year ended December 31, 2012, we did not incur any selling commissions to our Dealer Manager.

  •
  Dealer Manager Fee—3.0% of gross proceeds from the sale of our shares in our Primary Offering, a portion of which may be reallowed to participating broker-dealers. For the year ended December 31, 2012, we did not incur any dealer manager fees to our Dealer Manager.

Borrowing Policies

        We may not make any loans to our Sponsor, directors, our Advisor or any of their affiliates nor may we borrow money from our Sponsor, directors, our Advisor or any of their affiliates.

Policies Governing Related Person Transactions

        In order to reduce or eliminate certain potential conflicts of interest, our charter and our advisory agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our Sponsor, our Advisor, our directors or their respective affiliates. The types of transactions covered by these policies include the compensation paid to our Advisor, decisions to renew our advisory agreement, acquisitions or leases of assets, mortgages and other types of loans and any other transaction in which our Sponsor, Advisor or any of our directors have an interest, reimbursement of operating expenses in excess of the 2%/25% Guidelines, issuances of options and warrants and repurchase of shares. Under the restrictions, these transactions, if permitted, must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction.

        In addition to the provisions in our charter restricting related-party transactions, our Board has adopted the following policies prohibiting us from entering into certain types of transactions with our directors, our Advisor, our Sponsor or any of their affiliates in order to further reduce the potential for conflicts inherent in transactions with affiliates. Pursuant to these conflicts of interest policies, we will not sell or lease any investments to, or acquire or lease any investments from, our directors, our Advisor, our Sponsor or any of their affiliates. We may, however, purchase an investment from our Sponsor or its affiliate in the event that our Sponsor or its affiliate initially acquires an investment that is suitable for us at a time when we are unable to do so, with the intention of providing us the opportunity to acquire the investment at a later date when we are able to acquire the investment. As required by our charter, we will not purchase investments from our Sponsor or its affiliate in these circumstances without a determination by a majority of our Board (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to our Sponsor or its affiliate. In addition, pursuant to these conflicts of interest policies, we will neither make any loans to our directors, our Sponsor, our Advisor or any of their affiliates nor borrow money from our directors, our Sponsor, our Advisor or any of their affiliates. We will not amend these policies unless a majority of our Board (including a majority of the independent directors) approves the amendment following a determination that the amendment is in the best interests of our stockholders.

        We have also adopted a code of ethics that applies to each of our officers and directors and each of the officers, managers, principals and real estate professionals of our Sponsor and our Advisor, whom we refer to as covered persons. Our code of ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our Sponsor, our Advisor and their affiliates. Our Audit Committee shall have the sole discretion to approve any deviation or waiver from or amendments to this Code and any such waiver must be promptly disclosed to stockholders. A copy of our code of ethics is available on our website at www.northstarreit.com/healthcare under the heading "Investor Relations—Corporate Governance" and is also available without charge to stockholders upon written request to: NorthStar Healthcare Income, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.

Director Independence

        Although our shares are not listed on the NYSE or any other national securities exchange, our Board has affirmatively determined at a meeting held on March 7, 2013, that all of the members of our Board, except Mr. Hamamoto, were independent under the NYSE rules. In determining director independence, our Board reviewed, among other things, whether any transactions or relationships exist currently or, existed since our incorporation, between each director and the Company and its subsidiaries, affiliates and equity investors or independent auditors. In particular, our Board reviewed current or recent business transactions or relationships or other personal relationships between each director and the Company, including such director's immediate family and companies owned or controlled by the director or with which the director was affiliated. The purpose of this review was to determine whether any such transactions or relationships failed to meet any of the objective tests promulgated by the NYSE for determining independence or were otherwise sufficiently material as to be inconsistent with a determination that the director is independent. Our Board also examined whether there were any transactions or relationships between each director and members of our senior management or our affiliates.

        In addition, we have determined that all of the members of our Board, except Mr. Hamamoto, are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.'s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, which we refer to as the NASAA Guidelines. Mr. Albert Tylis, our former Chairman of the Board, was not deemed independent under NYSE rules and our charter. Our charter is available on our website at www.northstarreit.com/healthcare under the heading "Investor Relations—Corporate Governance."

Item 14.    Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

        Aggregate fees for professional services rendered for us by Grant Thornton LLP for the years ended December 31, 2012 and 2011 and for the period from October 5, 2010 (inception) to December 31, 2010 were as follows:

	Years Ended December 31,		Period from October 5, 2010 (inception) to December 31, 2010
Type of Fee	2012	2011
Audit	$53,550	$76,280	$—
Audit-related	—	—	—
Tax	—	—	—
Other	—	—	—

Total	$53,550	$76,280	$—

        Fees for audit services for the years ended December 31, 2012 and 2011 and for the period from October 5, 2010 (inception) to December 31, 2010 include fees associated with the annual audits for such years, including the quarterly review of the Form 10-Qs for the three month periods ended June 30, 2012 and September 30, 2012, the examination of our Annual Report on Form 10-K and for other attest services, including issuance of consents and review of our registration statements on Form S-11 and other documents filed by us with the SEC. Fees for audit services are currently incurred by our Advisor on our behalf and are classified as offering or operating costs. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Party Arrangements" for further details.

Audit Committee Pre-Approval Policy

        In accordance with applicable laws and regulations, our Audit Committee will review and pre-approve any audit and non-audit services to be performed by Grant Thornton LLP to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. Our Audit Committee will annually review and pre-approve all audit, audit-related, tax and all other services that are performed by the Company's independent registered public accounting firm. The Audit Committee approved all of the services listed in the table above. In some cases our Audit Committee will pre-approve the provision of a particular category or group of services for up to a year, subject to a specified budget.

PART IV

Item 15.    Exhibits

(a)
1.  Consolidated Financial Statements are included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Equity as of December 31, 2012, 2011 and 2010
Notes to the Consolidated Financial Statements
(a)
3.  Exhibit Index:

Description of Exhibit
3.1	Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

3.2	Certificate of Correction of the Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q filed on November 13, 2012 and incorporated herein by reference)

3.3	Third Amended and Restated Bylaws of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.1	Amended and Restated Advisory Agreement (filed as Exhibit 10.1 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.2	Amended and Restated Escrow Agreement (filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed on November 13, 2012 and incorporated herein by reference)

10.3	Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.4	First Amendment to Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q filed on November 13, 2012 and incorporated herein by reference)

10.5	NorthStar Healthcare Income, Inc. Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company's current report on Form 8-K filed on February 4, 2013 and incorporated herein by reference)

10.6	NorthStar Healthcare Income, Inc. Independent Directors Compensation Plan (filed as Exhibit 10.3 to the Company's current report on Form 8-K filed on February 4, 2013 and incorporated herein by reference)

10.7	Form of Restricted Stock Award (filed as Exhibit 10.6 to Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.8	Amended and Restated Distribution Support Agreement (filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on February 4, 2013 and incorporated herein by reference)

Description of Exhibit
10.9		Form of Indemnification Agreement (filed as Exhibit 10.8 to Pre-Effective Amendment No. 6 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

21.1	*	Significant Subsidiaries of NorthStar Healthcare Income, Inc.

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	**	The following materials from the NorthStar Healthcare Income, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Equity as of December 31, 2012, 2011 and 2010; and (iii) Notes to Consolidated Financial Statements

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2013.

NorthStar Healthcare Income, Inc.
By:	/s/ DANIEL R. GILBERT
	Name:	Daniel R. Gilbert
	Title:	Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Gilbert, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL R. GILBERT Daniel R. Gilbert	Chief Executive Officer (Principal Executive Officer)	March 15, 2013
/s/ DEBRA A. HESS Debra A. Hess	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2013
/s/ DAVID T. HAMAMOTO David T. Hamamoto	Chairman of the Board	March 15, 2013
/s/ DANIEL J. ALTOBELLO Daniel J. Altobello	Director	March 15, 2013
/s/ GREGORY A. SAMAY Gregory A. Samay	Director	March 15, 2013
/s/ JACK F. SMITH, JR. Jack F. Smith, Jr.	Director	March 15, 2013

SUPPLEMENTAL INFORMATION

        No proxy statement has been sent to the registrant's stockholders. If a proxy statement is delivered to more than ten of the registrant's stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the Commission at that time. The registrant will deliver to its stockholders a copy of this Annual Report on Form 10-K.