Form 10-Q
period 2013-03-31
NorthStar Healthcare Income, Inc.
filed 2013-05-15
CIK 1503707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission File Number: 333-170802

NORTHSTAR HEALTHCARE INCOME, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	27-3663988
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

399 Park Avenue, 18th Floor, New York, NY 10022

(Address of Principal Executive Offices, Including Zip Code)

(212) 547-2600

(Registrant’s Telephone Number, Including Area Code)

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

The Company has one class of common stock, par value $0.01 per share, 299,724 shares outstanding as of May 14, 2013.

NORTHSTAR HEALTHCARE INCOME, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “predict,” “continue,” “future,” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the real estate industry including, healthcare real estate;
•	our ability to successfully complete a continuous, public offering;
•	our ability to deploy capital quickly and successfully;
•	access to debt capital;
•	our liquidity;
•	our use of leverage;
•	our ability to make distributions to our stockholders;
•	the effect of paying distributions to our stockholders from sources other than cash flow from operations;
•	the performance of our advisor and our sponsor;
•	our dependence on the resources and personnel of our advisor and sponsor, including our advisor’s ability to source and close on investment opportunities on our behalf;
•	the lack of a public trading market for our shares;
•	our lack of operating history and the limited operating history of us and our dealer manager;
•	the effect of economic conditions on the valuations of our investments;
•	our ability to source and close on attractive investment opportunities;
•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash generated from these investments;
•	the impact of economic conditions on the borrowers of the debt we originate and the mortgage loans underlying the healthcare-related commercial mortgage-backed securities, or CMBS, in which we invest;
•	availability of opportunities to acquire, including our advisor’s ability to source and close on, debt, equity and securities investments in the healthcare real estate sector;
•	any failure in our advisor’s due diligence to identify all relevant facts in our underwriting process or otherwise;
•	operator or borrower defaults or bankruptcy;
•	illiquidity of properties in our portfolio;
•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;
•	competition for investment opportunities;
•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;
•	the impact of any conflicts arising among us and our sponsor and its affiliates;
•	changes in laws or regulations governing various aspects of our business and non-traded real estate investment trusts, or REITs, generally, including, but not limited to, changes implemented by the Financial Industry Regulatory Authority;
•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;
•	the effectiveness of our portfolio management systems;
•	failure to maintain effective internal controls; and
•	compliance with the rules governing REITs.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The factors set forth in our filings with the SEC, including the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Cash	$2,247,014	$202,007
Total assets	$2,247,014	$202,007

Liabilities
Due to related party	$30,750	$—
Total liabilities	30,750	—

Equity
NorthStar Healthcare Income, Inc. Stockholders' Equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 264,446 and 22,223 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	2,644	222
Additional paid-in capital	2,217,708	199,785
Retained earnings (accumulated deficit)	(6,083)	—
Total NorthStar Healthcare Income, Inc. stockholders' equity	2,214,269	200,007
Non-controlling interests	1,995	2,000
Total equity	2,216,264	202,007
Total liabilities and equity	$2,247,014	$202,007

 See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2013

Expenses
General and administrative expenses	$6,088
Total expenses	6,088

Net income (loss)	(6,088)
Less: net (income) loss attributable to non-controlling interests	5
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(6,083)

Net income (loss) per share of common stock, basic	$(0.04)
Weighted average number of shares of common stock outstanding	151,656

See accompanying notes to consolidated financial statements.

6

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

Three Months Ended March 31, 2013

Net income (loss)	$(6,088)

Comprehensive income (loss)	(6,088)
Less: Comprehensive (income) loss attributable to
non-controlling interests	5
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc.	$(6,083)

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company's Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount

Balance, December 31, 2011	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007

Balance, December 31, 2012	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007

Net proceeds from issuance of common stock (see Note 3)	227,223	$2,272	$2,013,522	$—	$2,015,794	$—	$2,015,794
Issuance and amortization of equity-based compensation	15,000	150	4,401	—	4,551	—	4,551
Net income (loss)	—	—	—	(6,083)	(6,083)	(5)	(6,088)
Balance, March 31, 2013 (unaudited)	264,446	$2,644	$2,217,708	$(6,083)	$2,214,269	$1,995	$2,216,264

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Three Months Ended
March 31, 2013

Cash flows from operating activities:
Net income (loss)	$(6,088)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization of equity-based compensation	4,551
Changes in assets and liabilities:
Due to related party	1,537
Net cash provided by (used in) operating activities	—

Cash flows from financing activities:
Net proceeds from issuance of common stock, related party	2,000,007
Net proceeds from issuance of common stock	45,000
Net cash provided by (used in) financing activities	2,045,007

Net increase (decrease) in cash	2,045,007
Cash, beginning of period	202,007
Cash, end of period	$2,247,014

Supplemental disclosure of non-cash financing activities:
Accrued cost of capital (see Note 3)	$29,213

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Formation and Organization

NorthStar Healthcare Income, Inc. (the “Company”) was formed on October 5, 2010 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2013. The Company was organized primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate debt and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which the Company defines as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients. The Company is externally managed by NorthStar Healthcare Income Advisor, LLC (the “Advisor”) and has no employees. The Advisor uses the investment professionals of NorthStar Realty Finance Corp. (the “Sponsor”) to manage the business. The Sponsor is a diversified commercial real estate investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003.

Substantially all business is conducted through NorthStar Healthcare Income Operating Partnership, LP, the operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are the Advisor and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”). The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2013 and December 31, 2012. As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds from its continuous, public offering to the OP as a capital contribution.

The Company’s charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and 50,000,000 shares of preferred stock with a par value of $0.01 per share. The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. On October 12, 2010, the Company sold 22,223 shares of common stock to NRFC Sub-REIT Corp. (“Sub-REIT”) a wholly-owned subsidiary of the Sponsor, for an aggregate purchase price of $0.2 million. On February 11, 2013, the Company commenced operations by satisfying the minimum offering amount in its primary offering (the “Primary Offering”) as a result of Sub-REIT purchasing an additional 222,223 shares of common stock for an aggregate purchase price of $2.0 million.

On November 24, 2010, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a minimum of 200,000 shares and a maximum of 110,526,315 shares of common stock in a continuous, public offering, of which 100,000,000 shares are being offered pursuant to the Primary Offering and 10,526,315 shares are being offered pursuant to the distribution reinvestment plan (the “DRP”) and are herein collectively referred to as the Offering. The Company has the right to reallocate shares between the Primary Offering and the DRP. The SEC declared the Company’s registration statement effective on August 7, 2012 and the Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), a wholly-owned subsidiary of the Sponsor, to serve as the dealer manager of the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering. The Company intends to use substantially all of the net proceeds from the Offering to invest in a diverse portfolio of debt and equity investments in the healthcare real estate sector.

As of March 31, 2013, the Company had not acquired any investments. As of April 5, 2013, the Company has acquired one investment (see Note 7 for further discussion).

2.   Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated interim financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly,

certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly-owned and controlled by the Company. There were no intercompany balances as of March 31, 2013 and December 31, 2012.

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

Operating Real Estate

Operating real estate will be accounted for at historical cost less accumulated depreciation. Costs directly related to an acquisition deemed to be a business combination will be expensed. Ordinary repairs and maintenance will be expensed as incurred. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. Real estate will be depreciated using the straight-line method over the estimated useful lives of the assets. The Company will follow the purchase method of accounting for operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant improvements and other identified intangibles.

Real Estate Securities

The Company will classify its securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities investments, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.

Revenue Recognition

Real Estate Debt Investments

Interest income will be recognized on an accrual basis and any related discount, premium, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in the consolidated statements of operations.

Operating Real Estate

Rental and escalation income from operating real estate will be derived from leasing of space to various healthcare operators. The leases will generally be for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases will be included in unbilled rent receivable on the consolidated balance sheets. Escalation income represents revenue from operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue will be accrued in the same period as the expenses are incurred.

Resident fee revenue from healthcare properties utilizing a taxable REIT subsidiary structure will be recorded when services are rendered and will include resident room and care charges and other resident charges.

Real Estate Securities

Interest income will be recognized using the effective interest method with any premium or discount amortized or accreted through earnings based upon expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to the yield which will then be applied prospectively or retrospectively to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

Loans will be considered impaired when based on current information and events it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company will be required in this analysis. The Company will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based upon projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition will be suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments will be applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest will be recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan will be written off when it is no longer realizable and/or legally discharged.

Operating Real Estate

The Company’s real estate investments will be reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of the real estate may be impaired or that its carrying value may not be recoverable. A property's value will be considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flows generated by the property is less than the carrying value. In conducting this review, the Company will consider U.S. macroeconomic factors, real estate and healthcare sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying value of the property over the estimated fair value.

Allowances for doubtful accounts for operator/resident receivables will be established based on periodic review of aged receivables resulting from estimated losses due to the inability of operators/residents to make required rent and other payments contractually due. Additionally, the Company will establish, on a current basis, an allowance for future operator/resident credit losses on unbilled rent receivable based upon an evaluation of the collectability of such amounts.

Real Estate Securities

Securities for which the fair value option is not elected will be evaluated quarterly for other-than-temporary impairment (“OTTI”). Securities for which the fair value option is elected will not be evaluated for OTTI as changes in fair value will be recorded in the consolidated statements of operations. Realized losses on such securities will be reclassified to realized gain (loss) on investments and other as losses occur.

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

U.S. GAAP also requires disclosure of fair value for all financial instruments. As of March 31, 2013 and December 31, 2012, the Company’s only financial instrument was cash and its fair value was estimated to approximate its carrying amount.

Organization and Offering Costs

The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company anticipates that, pursuant to an advisory agreement with the Advisor, the Company will be obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are recorded as a reduction to equity.

Equity-Based Compensation

The Company has adopted a long-term incentive plan (the “Plan”), which it uses to attract and retain qualified officers, directors and employees and currently intends to issue awards only to its independent directors under the Plan. The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, are amortized to compensation expense over the award’s vesting period on a straight-line basis. Equity-based compensation is classified within general and administrative expense in the consolidated statement of operations.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to other comprehensive income (“OCI”) by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. The Company adopted the provisions of the update and it did not have a material impact on its consolidated financial statements.

3.   Related Party Arrangements

NorthStar Healthcare Income Advisor, LLC

Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. For such services, to the extent permitted by law and regulations, the Advisor will receive fees and reimbursements from the Company. Below is a description of the fees and reimbursements that will be incurred to the Advisor.

Organization and Offering Costs

The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company. As of March 31, 2013 and December 31, 2012, the Advisor incurred $2.3 million and $2.1 million, respectively, of organization and offering costs on behalf of the Company. Organization and offering costs incurred by the Advisor are recorded by the Company to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from the Primary Offering. The Company records organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. For the three months ended March 31, 2013, the Company incurred $30,750 of organization and offering costs.

Operating Costs

The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. Indirect includes the Company’s allocable share of costs incurred by the Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee, asset management fee or disposition fee. The Company will reimburse the Advisor quarterly for operating costs (including the asset management fee) based upon a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “2%/25% Guidelines”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company will calculate the expense reimbursement quarterly based upon the trailing twelve-month period. As of March 31, 2013 and December 31, 2012, the Advisor has incurred $0.3 million of operating costs on behalf of the Company. Operating costs incurred by the Advisor are not recorded in the consolidated statement of operations because under the 2%/25% Guidelines, there is no allocation of operating costs until the Company has net income or invested assets.

Advisory Fees

Asset Management Fee

The Advisor, or its affiliates, will also receive a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the amount funded or allocated for investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).

Asset Acquisition Fee

The Advisor, or its affiliates, will also receive an acquisition fee equal to 1.0% of the amount funded or allocated by the Company to originate or acquire investments, including acquisition expenses and any financing attributable to the investment (or the proportionate share thereof in the case of an investment made through a joint venture) except with respect to real estate property and 2.25% of each real estate property acquired by the Company, including acquisition expenses and any financing attributable to an equity investment (or the proportionate share thereof in the case of an equity investment made through a joint venture). Acquisition fees paid to the Advisor related to the origination or acquisition of debt investments will be included in debt investments, net on the consolidated balance sheets and will be amortized to interest income over the life of the investment using the effective interest method. Acquisition fees incurred related to equity investments will generally be expensed as incurred.

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

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

Pursuant to a dealer manager agreement, the Company will pay the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which will be reallowed to participating broker-dealers. In addition, the Company will pay the Dealer Manager a dealer manager fee of 3.0% of gross proceeds from the Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fees will be paid for sales under the DRP. As of March 31, 2013, the Company incurred $5,000 in selling commissions and dealer manager fees, which are recorded as a cost of capital in the consolidated statements of equity.

Sponsor Distribution Support Agreement

Pursuant to a Second Amended and Restated Distribution Support Agreement (the "Distribution Support Agreement"), the Sponsor has committed to purchase up to an aggregate of $10.0 million in shares of the Company's common stock in certain circumstances in order to provide additional cash to pay distributions, if necessary (which includes $2.0 million in shares purchased by an affiliate of the Sponsor to satisfy the minimum offering requirements). For the three month ended March 31, 2013, the Sponsor purchased 222,223 shares of the Company's common stock for $2.0 million.

4. Stockholders’ Equity

Common Stock

On October 12, 2010, the Company sold 22,223 shares of common stock to Sub-REIT for an aggregate purchase price of $0.2 million. On February 11, 2013, in connection with the Company satisfying the minimum offering requirement, Sub-REIT purchased an additional 222,223 shares of common stock for an aggregate purchase price of $2.0 million under the Distribution Support Agreement. For the three months ended March 31, 2013, the Company sold 5,000 shares of common stock to a third party. As of March 31, 2013 and December 31, 2012, the Company had 264,446 and 22,223 common shares outstanding, respectively.

On July 27, 2012, the Company’s board of directors authorized the increase of common shares the Company may issue from 200,000 to 400,000,000.

Preferred Stock

On July 27, 2012, the Company’s board of directors authorized the Company to issue 50,000,000 preferred shares. As of March 31, 2013 and December 31, 2012, the Company had no preferred shares outstanding.

Distribution Reinvestment Plan

The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share under the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its organization and offering stage. The organization and offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offering. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon ten-days’ notice to participants.

Share Repurchase Program

The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability, if the disability is deemed qualifying by the board of directors of the Company, in its sole discretion, and after receiving written notice from the stockholder. The Company is not obligated to repurchase shares under the Share Repurchase Program.

5. Non-controlling Interests

The Advisor invested $1,000 in the OP in exchange for common units and the Special Unit Holder invested $1,000 in the OP and has been issued Special Units, which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

6. Equity-Based Compensation

The Company adopted the Plan, which it uses to attract and retain qualified directors, officers, employees, if any and consultants. The Plan offers these individuals an opportunity to participate in its growth through awards in the form of, or based on, its common stock. The Company currently intends to issue awards only to its independent directors under the Plan.

The Plan authorizes the granting of restricted stock, stock options, restricted or deferred stock units, performance awards, limited partnership interests in the OP and other stock-based awards to directors of the Company. Equity awards granted under the Plan will not exceed an amount equal to 5% of the outstanding shares of the Company’s common stock on the date of grant. Any stock options granted under the Plan will have an exercise price or base price that is not less than the fair value of the Company’s common stock on the date of grant.

The board of directors of the Company, or a committee of the board of directors, administers the Plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grants, vesting or settlement of awards may be subject to the attainment of one or more performance goals.

On February 11, 2013, the Company’s independent directors were automatically granted 5,000 shares of restricted common stock as the Company raised the minimum amount of $2.0 million of gross proceeds.

7. Subsequent Events

Investment

On April 5, 2013, the Company, through a subsidiary, purchased a $2.0 million pari passu participation interest (the “Participation”) in an $11.25 million senior loan (the “Senior Loan”).  The Company will purchase additional amounts of the Senior Loan, from time to time, as additional capital is raised, increasing the size of the Participation until the Company owns the entire Senior Loan. The Senior Loan was originated on February 15, 2013 by an affiliate of the Company’s Sponsor and was purchased at the Sponsor’s cost basis. The Senior Loan is secured by a 112-unit mixed independent living, assisted living and memory care facility located in Madera, California (the “Property”). The Property is situated in the middle of a 40-acre upscale single family home and multi-use area and is also located three-miles from the Madera Community Hospital.  The Property is managed by an experienced operator who manages 47 properties, 33 of which are in California. The Senior Loan bears interest at a floating rate of 7.0% over one-month LIBOR, but at no point shall the LIBOR rate be less than 1.0%, resulting in a minimum interest rate of 8.0% per annum. The Company will earn a fee equal to 1.0% of the outstanding principal amount at the time of repayment.

The initial term of the Senior Loan is 36 months, with two one-year extension options available to the borrower, subject to the satisfaction of certain performance tests and the borrower paying a fee equal to 0.50% of the amount being extended for each extension option. The Senior Loan may be prepaid after the first 21 months, provided the borrower pays the remaining interest due on the amount prepaid through month 24. Thereafter, the Senior Loan may be prepaid in whole or in part without penalty.

Distributions

On April 5, 2013, for the period from April 5, 2013, the date of the Company’s first investment, through June 30, 2013, the board of directors of the Company approved a daily cash distribution of $0.000184932 per share per day of common stock. Distributions are paid in cumulative amounts to the stockholders of record entitled to receive such distribution on the first business day of the month. Distributions for the period from April 5, 2013 to April 30, 2013 were paid on May 1, 2013. The distributions for May and June 2013 will be paid on June 3, 2013 and July 1, 2013, respectively.

On May 9, 2013, the board of directors of the Company approved a daily cash distribution of $0.000184932 per share per day of common stock for each of the three months ended September 30, 2013. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distributions on August 1, 2013, September 2, 2013 and October 1, 2013.

Offering Proceeds

For the period from April 1, 2013 through May 13, 2013, the Company sold 35,278 shares of common stock pursuant to its Offering generating gross proceeds of $350,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this report. References to “we,” “us,” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries unless the context specifically requires otherwise.

Introduction

We are an externally managed company that was formed in October 2010 primarily to originate, acquire and asset manage a diversified portfolio of debt and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients. We may also originate and acquire debt and equity investments in facilities that rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities. In addition, we may acquire healthcare-related securities. We are externally managed by NorthStar Healthcare Income Advisor, LLC, or our Advisor, an affiliate of NorthStar Realty Finance Corp., or our Sponsor and have no employees. On February 11, 2013 we commenced operations upon us satisfying the $2 million minimum offering requirement.

Our primary business lines will be as follows:

•	Real Estate Debt – Our debt business will be focused on originating, acquiring and asset managing debt investments and will primarily include first mortgage loans and the remainder will be subordinate mortgages, mezzanine loans, preferred equity investments and participations in such loans.

•	Equity Investments – Our equity business will primarily include equity investments backed by properties in the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients and may also include medical office buildings and rehabilitation facilities.

•	Healthcare-Related Securities – Our securities business will be focused on investing in and asset managing healthcare-related securities primarily consisting of commercial mortgage-backed securities, or CMBS, and may include other related securities, backed primarily by loans secured by healthcare properties.

We retained NorthStar Realty Securities, LLC, or our Dealer Manager, a wholly-owned subsidiary of the Sponsor, to serve as the dealer manager of the primary offering, or our Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering. To date, the Dealer Manager, has executed selling agreements for us with broker-dealers covering more than 3,900 registered representatives.

We believe that these businesses are complementary to each other due to the overlapping sources of investment opportunities and common reliance on healthcare real estate fundamentals.

We intend to conduct our operations so as to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

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

Profitability and Performance Metrics

We will calculate Funds from Operations and Modified Funds from Operations to evaluate the profitability and performance of our business.

Outlook and Recent Trends

Real Estate Markets

Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for debt is the approximately $45 billion and $22 billion in non-agency CMBS issuance that was completed in 2012 and the first quarter 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. To stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which should also have the likely impact of keeping interest rates low for the near and intermediate term.

We expect the commercial real estate markets will continue to improve in 2013, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, tax policy, gridlock and other matters and their impact to the U.S. economy. We would expect that this dynamic, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced to continue to cause periodic volatility in the market for some time. It is currently estimated that approximately $1.0 trillion of commercial real estate debt will mature in the next three years and $1.9 trillion will mature through 2017. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, inhibiting growth and potentially leading to contracting credit. The capital markets are opening up as evidenced by recent securitization financing transactions. The stimulus in the United States helps to increase demand for new CMBS, even though current new issue is still well below historic levels. Many industry experts are predicting approximately $70 billion of non-agency CMBS issuance in 2013, which does not include any healthcare-related CMBS issuance.

Virtually all commercial real estate property types were adversely impacted by the credit crisis, while others such as land, condominium and other commercial property types were more severely impacted. Healthcare property types were also negatively impacted, although not as much as other property types. The degree to which commercial real estate values improve in 2013 in the markets in which our real estate collateral will be located will impact the performance of our asset base and the related level of loan loss reserve.

Due to these market dynamics and our Advisor’s expertise and industry relationships, we continue to see a robust pipeline of investment opportunities in the healthcare real estate sector that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.

Healthcare Real Estate Markets

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

Healthcare Fundamentals

We believe owners and operators of senior housing facilities and other healthcare properties are benefitting from demographic trends, specifically the aging of the U.S. population and the increasing demand for inpatient, outpatient and physician-based healthcare services. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. As healthcare costs increase, insurers, individuals and the government are pursuing lower cost options for healthcare. Senior housing facilities, such as assisted living and skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than in higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings, provide treatment to patients in more cost effective settings. Recent regulatory changes have created incentives for long-term acute-care hospitals and in-patient rehabilitation facilities to minimize patient lengths of stay and placed limits on the type of patient that can be admitted to these facilities, thereby increasing the demand for senior housing facilities. The growth in total demand for healthcare, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system.

Despite the barriers and constraints to investing in the senior housing sector, the demographics and other market dynamics are resulting in the sector becoming more attractive to investors. Merger and acquisition activity in the senior housing real estate market is currently robust and we expect it to remain so into the near term.

Our Strategy

Our primary business objectives are to originate and acquire healthcare-related debt and real estate investments with a focus on the mid-acuity senior housing sector in order to produce attractive risk-adjusted returns and generate stable cash flows for distribution to our stockholders. We will also seek to realize growth in the value of our equity investments by timing their sale to maximize value. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships and market leading healthcare real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on commercial real estate fundamentals and ability to apply similar asset management skills maximize value and to protect capital.

We expect to use the net proceeds from our continuous, public offering of a maximum of 110,526,315 shares of common stock and proceeds from other financing sources to carry out our primary business objectives of originating, acquiring and asset managing a diversified portfolio of debt and equity investments in healthcare real estate.

Portfolio Management

A description of our Advisor’s portfolio management activities is described in detail in Part I, Item 1. “Business – Portfolio Management” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Operating Real Estate

Operating real estate will be accounted for at historical cost less accumulated depreciation. Costs directly related an acquisition deemed to be a business combination will be expensed. Ordinary repairs and maintenance will be expensed as incurred. Major replacements and betterments which improve or extend the life of the asset will be capitalized and depreciated over their useful life. Real estate will be depreciated using the straight-line method over the estimated useful lives of the assets. We will follow the purchase method of accounting for operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant improvements and other identified intangibles.

Real Estate Securities

We will classify our securities investments as available for sale on the acquisition date, which will be carried at fair value. Unrealized gains (losses) will be reported as a component of accumulated other comprehensive income (loss) in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities investments, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations.

Revenue Recognition

Real Estate Debt Investments

Interest income will be recognized on an accrual basis and any related discount, premium, origination costs and fees will be amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in our consolidated statements of operations.

Operating Real Estate

Rental and escalation income from operating real estate will be derived from leasing of space to various healthcare operators. The leases will generally be for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases will be recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases will be included in unbilled rent receivable on our consolidated balance sheets. Escalation income represents revenue from operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue will be accrued in the same period as the expenses are incurred.

Resident fee revenue from healthcare properties utilizing a TRS structure will be recorded when services are rendered and will include resident room and care charges and other resident charges.

Real Estate Securities

Interest income will be recognized using the effective interest method with any premium or discount amortized or accreted through earnings based upon expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to the yield which will then be applied prospectively or retrospectively to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

Loans will be considered impaired when based on current information and events it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We will assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management will be required in this analysis. We will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination will be based upon projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve will be recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan will be maintained at a level that is determined to be adequate by management to absorb probable losses.

Income recognition will be suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments will be applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest will be recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan will be written off when it is no longer realizable and/or legally discharged.

Operating Real Estate

Our real estate investments will be reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our real estate may be impaired or that its carrying value may not be recoverable. A property's value will be considered impaired if management’s estimate of the aggregate expected future undiscounted cash flows generated by the property is less than the carrying value. In conducting this review, management will consider U.S. macroeconomic factors, real estate and healthcare sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying value of the property over the estimated fair value.

Allowances for doubtful accounts for operator/resident receivables will be established based on periodic review of aged receivables resulting from estimated losses due to the inability of operators/residents to make required rent and other payments contractually due. Additionally, we will establish, on a current basis, an allowance for future operator/resident credit losses on unbilled rent receivable based upon an evaluation of the collectability of such amounts.

Real Estate Securities

Securities for which the fair value option is not elected will be evaluated quarterly for other-than-temporary impairment, or OTTI. Securities for which the fair value option is elected will not be evaluated for OTTI as changes in fair value will be recorded in our consolidated statements of operations. Realized losses on such securities will be reclassified to realized gain (loss) on investments and other as losses occur.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to other comprehensive income, or OCI by component on the face of the statement of operations or in the notes to our consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. We adopted the provisions of the update and it did not have a material impact on our consolidated financial statements.

Results of Operations

We were formed on October 5, 2010. On February 11, 2013, we commenced operations upon us satisfying the $2 million minimum offering requirement.

Liquidity and Capital Resources

We will be dependent upon the net proceeds from our Offering to conduct our operations. We will obtain the capital required to primarily originate, acquire and asset manage a diversified portfolio of debt and equity investments in healthcare real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. On April 5, 2013, we acquired one investment and at the same time declared distributions from such date through June 30, 2013 (see Recent Developments).

If we are unable to raise substantially more funds in our Offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed direct and indirect operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We currently have no outstanding borrowings and no commitments from any lender to provide us with financing. Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our stockholders. An approximation of this leverage calculation is 75% of the cost of our investments and cash.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions, dealer manager fees and payments to our Dealer Manager and our Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. We have entered into an advisory agreement with our Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, or Board, including a majority of our independent directors.

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

Organization and Offering Costs

Our Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on our behalf in connection with our Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from our Primary Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us. As of March 31, 2013 and December 31, 2012, our Advisor incurred $2.3 million and $2.1 million, respectively, of organization and offering costs on our behalf. Organization and offering costs incurred by our Advisor are recorded by us to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from the Primary Offering. We record organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. For the three months ended March 31, 2013, we incurred $30,750 of organization and offering costs.

Operating Costs

Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect includes our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee, asset management fee or disposition fee. We will reimburse our Advisor quarterly for operating costs (including the asset management fee) based upon a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2% of our average invested assets; or (ii) 25% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period, or the 2%/25% Guidelines. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We will calculate the expense reimbursement quarterly based upon the trailing twelve-month period. As of March 31, 2013 and December 31, 2012, our Advisor has incurred $0.3 million of operating costs on our behalf. Operating costs incurred by our Advisor are not recorded in our consolidated statement of operations because under the 2%/25% Guidelines, there is no allocation of operating costs until we have net income or invested assets.

Advisory Fees

Asset Management Fee

Our Advisor, or its affiliates, will also receive a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the amount funded or allocated for investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).

Asset Acquisition Fee

Our Advisor, or its affiliates, will also receive an acquisition fee equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition expenses and any financing attributable to the investment (or our proportionate share thereof in the case of an investment made through a joint venture) except with respect to real estate property and 2.25% of each real estate property acquired by us, including acquisition expenses and any financing attributable to an equity investment (or our proportionate share thereof in the case of an equity investment made through a joint venture). Acquisition fees paid to our Advisor related to the origination or acquisition of debt investments will be included in debt investments, net on our consolidated balance sheets and will be amortized to interest income over the life of the investment using the effective interest method. Acquisition fees incurred related to equity investments will generally be expensed as incurred.

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

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

Pursuant to a dealer manager agreement, we will pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which will be reallowed to participating broker-dealers. In addition, we will pay our Dealer Manager a dealer manager fee of 3.0% of gross proceeds from our Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fees will be paid for sales under our DRP. As of March 31, 2013, we incurred $5,000 in selling commissions and dealer manager fees, which are recorded as a cost of capital in our consolidated statements of equity.

Sponsor Distribution Support Agreement

Pursuant to a Second Amended and Restated Distribution Support Agreement or our Distribution Support Agreement, our Sponsor has committed to purchase up to an aggregate of $10 million in shares of our common stock in certain circumstances in order to provide additional cash to pay distributions, if necessary (which includes $2 million in shares purchased by an affiliate of our Sponsor to satisfy the minimum offering requirements). For the three month ended March 31, 2013, the Sponsor purchased 222,223 shares of the Company's common stock for $2 million.

Recent Developments

Investment

On April 5, 2013, we, through a subsidiary, purchased a $2.0 million pari passu participation interest, or the Participation, in an $11.25 million senior loan, or the Senior Loan.  We will purchase additional amounts of the Senior Loan, from time to time, as additional capital is raised, increasing the size of the Participation until we own the entire Senior Loan. The Senior Loan was originated on February 15, 2013 by an affiliate of our Sponsor and was purchased at the Sponsor’s cost basis.  The Senior Loan is secured by a 112-unit mixed independent living, assisted living and memory care facility located in Madera, California, or the Property. The Property is situated in the middle of a 40-acre upscale single family home and multi-use area and is also located three-miles from the Madera Community Hospital.  The Property is managed by an experienced operator who manages 47 properties, 33 of which are in California.

The Senior Loan bears interest at a floating rate of 7.0% over one-month LIBOR, but at no point shall the LIBOR rate be less than 1.0%, resulting in a minimum interest rate of 8.0% per annum. We will earn a fee equal to 1.0% of the outstanding principal amount at the time of repayment. The initial term of the Senior Loan is 36 months, with two one-year extension options available to the borrower, subject to the satisfaction of certain performance tests and the borrower paying a fee equal to 0.50% of the amount being extended for each extension option. The Senior Loan may be prepaid after the first 21 months, provided the borrower pays the remaining interest due on the amount prepaid through month 24. Thereafter, the Senior Loan may be prepaid in whole or in part without penalty.

Distributions

On April 5, 2013, for the period from April 5, 2013, the date of our first investment, through June 30, 2013, our Board approved a daily cash distribution of $0.000184932 per share per day of common stock. Distributions are paid in cumulative amounts to the stockholders of record entitled to receive such distribution on the first business day of the month. Distributions for the period from April 5, 2013 to April 30, 2013 were paid on May 1, 2013. The distributions for May and June 2013 will be paid on June 3, 2013 and July 1, 2013, respectively.

On May 9, 2013, our Board approved a daily cash distribution of $0.000184932 per share per day of common stock for each of the three months ended September 30, 2013. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distributions on August 1, 2013, September 2, 2013 and October 1, 2013.

Offering Proceeds

For the period from April 1, 2013 through May 13, 2013, we sold 35,278 shares of common stock pursuant to our Offering generating gross proceeds of $350,000.

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

As of March 31, 2013, our only asset was cash, which was held in a non-interest bearing account, so any change in interest rates would have no impact on our earnings.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, (as required under Rules 13a-15(b) and 15d-15(b) as amended, or the Exchange Act), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On August 7, 2012, our registration statement on Form S-11 (File No. 333-170802), covering our Offering of up to 110,526,315 shares of common stock, of which 100,000,000 shares of common stock would be offered pursuant to our Primary Offering and 10,526,315 shares of common stock would be offered pursuant to our DRP, was declared effective under the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering up to 100,000,000 shares of common stock at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers, and 10,526,315 shares of common stock pursuant to our DRP at an aggregate offering price of $100 million, or $9.50 per share. As of March 31, 2013, our Advisor has incurred organization and offering costs on our behalf of $2.3 million. These costs are recorded by us to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from the Primary Offering. We record organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. For the three months ended March 31, 2013, we incurred $30,750 of organization and offering costs.

As of March 31, 2013, we sold 227,223 shares of common stock and raised gross proceeds of $2,050,007 in connection with our Offering.

As of March 31, 2013, we incurred $3,500 in selling commissions, $1,500 in dealer manager fees and $29,213 of other offering costs in connection with the issuance and distribution of our registered securities.

We have adopted a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability, if the disability is deemed qualifying by our Board, in its sole discretion, and after receiving written notice from the stockholder. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our Board may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our Board; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or disability of a stockholder. Our Board may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.

As of March 31, 2013, we had not repurchased any shares pursuant to our Share Repurchase Program.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)
3.2	Certificate of Correction of the Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc.
3.3	Third Amended and Restated Bylaws of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)
10.1	NorthStar Healthcare Income, Inc. Amended and Restated Long-Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference)
10.2	NorthStar Healthcare Income, Inc. Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed on February 4, 2013 and incorporated herein by reference)
10.3	Second Amended and Restated Distribution Support Agreement (filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on February 4, 2013 and incorporated herein by reference)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statement of Operations (unaudited) for the three months ended March 31, 2013; (iii) Consolidated Statement of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2013; (iv) Consolidated Statements of Equity as of March 31, 2013 (unaudited) and December 31, 2012; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013; and (vi) Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date: May 15, 2013	By:	/s/ DANIEL R. GILBERT
		Name:	Daniel R. Gilbert
		Title:	Chief Executive Officer
	By:	/s/ DEBRA A. HESS
		Name:	Debra A. Hess
		Title:	Chief Financial Officer

