Form 10-Q
period 2013-06-30
NorthStar Healthcare Income, Inc.
filed 2013-08-09
CIK 1503707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The Company has one class of common stock, par value $0.01 per share, 550,025 shares outstanding as of August 8, 2013.

NORTHSTAR HEALTHCARE INCOME, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the real estate industry, including healthcare real estate;
•	our ability to successfully complete a continuous, public offering;
•	our ability to deploy capital quickly and successfully;
•	access to debt capital at rates that will allow us to meet our target returns;
•	our liquidity;
•	our use of leverage;
•	our ability to make distributions to our stockholders;
•	the effect of paying distributions to our stockholders from sources other than cash flow from operations;
•	the performance of our advisor and our sponsor;
•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor’s ability to source and close on investment opportunities on our behalf;
•	the lack of a public trading market for our shares;
•	our lack of operating history and the limited operating history of our dealer manager;
•	the effect of economic conditions on the valuation of our investments;
•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash generated from these investments;
•	the impact of economic conditions on the borrowers of the debt we originate and acquire and the mortgage loans underlying the healthcare-related commercial mortgage-backed securities, or CMBS, in which we invest;
•	availability of opportunities to acquire, including our advisor’s ability to source and close on, debt, equity and securities investments in the healthcare real estate sector;
•	any failure in our advisor’s due diligence to identify all relevant facts in our underwriting process or otherwise;
•	operator or borrower defaults or bankruptcy;
•	illiquidity of properties in our portfolio;
•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;
•	competition for investment opportunities;
•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;
•	the impact of any conflicts arising among us and our sponsor and its affiliates;
•	changes in laws or regulations governing various aspects of our business and non-traded real estate investment trusts, or REITs, generally, including, but not limited to, changes implemented by the Financial Industry Regulatory Authority;
•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;
•	the effectiveness of our portfolio management systems;
•	failure to maintain effective internal controls; and
•	compliance with the rules governing REITs.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors”. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information

Item 1. Financial Statements

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012

Assets
Cash	$214,843	$202,007
Restricted cash	25,103	—
Real estate debt investments, net (refer to Note 4)	2,500,000	—
Receivables, net	32,036	—
Prepaid expense	29,208	—
Total assets	$2,801,190	$202,007

Liabilities
Due to related party	$9,738	$—
Escrow deposits payable	25,103	—
Distribution payable	43,764	—
Total liabilities	78,605	—

Equity
NorthStar Healthcare Income, Inc. Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 323,768 and 22,223 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	3,238	222
Additional paid-in capital	2,751,087	199,785
Retained earnings (accumulated deficit)	(33,752)	—
Total NorthStar Healthcare Income, Inc. stockholders' equity	2,720,573	200,007
Non-controlling interests	2,012	2,000
Total equity	2,722,585	202,007
Total liabilities and equity	$2,801,190	$202,007

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	June 30, 2013
	Three Months Ended	Six Months Ended
Revenues
Interest income	$39,000	$39,000
Total revenue	39,000	39,000

Expenses
General and administrative expenses	$15,135	$21,223
Advisory fees-related party	4,819	4,819
Total expenses	19,954	26,042

Net income (loss)	19,046	12,958
Less: net (income) loss attributable to non-controlling interests	(17)	(12)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$19,029	$12,946
Net income (loss) per share of common stock, basic/diluted	$0.07	$0.06
Weighted average number of shares of common stock outstanding, basic/diluted	289,110	220,763
Distributions declared per share of common stock	$0.16	$0.16

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	June 30, 2013
	Three Months Ended	Six Months Ended

Net income (loss)	$19,046	$12,958

Comprehensive income (loss)	19,046	12,958
Less: Comprehensive (income) loss attributable to
non-controlling interests	(17)	(12)
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc.	$19,029	$12,946

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional	Retained Earnings	Total Company's	Non-
	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders' Equity	controlling Interests	Total Equity

Balance as of December 31, 2011	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007

Balance as of December 31, 2012	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007

Net proceeds from issuance of common stock (refer to Note 4)	286,540	$2,866	$2,538,413	$—	$2,541,279	$—	$2,541,279
Issuance and amortization of equity-based compensation	15,000	150	12,838	—	12,988	—	12,988
Distributions declared	—	—	—	(46,698)	(46,698)	—	(46,698)
Proceeds from distribution reinvestment plan	5	—	51	—	51	—	51
Net income (loss)	—	—	—	12,946	12,946	12	12,958
Balance as of June 30, 2013 (unaudited)	323,768	$3,238	$2,751,087	$(33,752)	$2,720,573	$2,012	$2,722,585

 See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended
June 30, 2013

Cash flows from operating activities:
Net income (loss)	$12,958
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization of equity-based compensation	12,988
Changes in assets and liabilities:
Receivables, net	(12,236)
Prepaid expense	(29,208)
Due to related party	6,860
Net cash provided by (used in) operating activities	(8,638)

Cash flows from investing activities:
Acquisition of real estate debt investments	(2,500,000)
Net cash provided by (used in) investing activities	(2,500,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock, related party	1,972,151
Net proceeds from issuance of common stock	552,206
Distributions paid on common stock	(2,934)
Proceeds from distribution reinvestment plan	51
Net cash provided by (used in) financing activities	2,521,474

Net increase (decrease) in cash	12,836
Cash - beginning of period	202,007
Cash - end of period	$214,843

Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 4)	$5,078
Subscriptions receivable, gross	22,000
Escrow deposits payable related to real estate debt investments	25,103
Distribution payable	43,764

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Business and Organization

NorthStar Healthcare Income, Inc. (the “Company”) was formed on October 5, 2010 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2013. The Company was formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate debt and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which the Company defines as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients. The Company is externally managed by NorthStar Healthcare Income Advisor, LLC (the “Advisor”), and has no employees. The Advisor uses the investment professionals of NorthStar Realty Finance Corp. (the “Sponsor”) to manage the business. The Sponsor is a diversified commercial real estate investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003.

Substantially all business is conducted through NorthStar Healthcare Income Operating Partnership, LP, (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The initial limited partners of the Operating Partnership are the Advisor and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”). The Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2013 and December 31, 2012. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of June 30, 2013, the Company’s limited partnership interest in the Operating Partnership was 93.14%.

The Company’s charter authorizes the issuance of up to 400,000,000 shares of common stock with a par value of $0.01 per share and up to 50,000,000 shares of preferred stock with a par value of $0.01 per share. The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

On October 12, 2010, the Company issued 22,223 shares of common stock to a subsidiary of the Sponsor for $0.2 million. On August 7, 2012, the Company’s registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 110,526,315 shares of common stock in a continuous, public offering, of which up to 100,000,000 shares are being offered pursuant to the primary offering (the “Primary Offering”) and up to 10,526,315 shares pursuant to the distribution reinvestment plan (the “DRP”) and are herein collectively referred to as the Offering was declared effective. At that time, the Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), a subsidiary of the Sponsor, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering. The board of directors of the Company have the right to reallocate shares between the Primary Offering and the DRP.

On February 11, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of the Sponsor purchasing an additional 222,223 shares of common stock for $2.0 million. From inception through August 8, 2013, the Company raised gross proceeds of $4.9 million from the Offering.

2.   Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries, which are majority owned or otherwise controlled by the Company. There were no intercompany balances as of June 30, 2013 and December 31, 2012.

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.

Real Estate Debt Investments

Debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value.

Operating Real Estate

Operating real estate is accounted for at historical cost less accumulated depreciation. Costs directly related to an acquisition deemed to be a business combination are expensed. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Real estate is depreciated using the straight-line method over the estimated useful lives of the assets. The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangibles such as land, building, tenant improvements and other identified intangibles.

Real Estate Securities

The Company classifies its securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income (loss) (“OCI”) in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.

Revenue Recognition

Real Estate Debt Investments

Interest income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in the consolidated statements of operations. The amortization of a premium or accretion of a discount is discontinued if such loan is reclassified to held for sale.

Operating Real Estate

Rental and escalation income from operating real estate is derived from leasing of space to various healthcare operators.

The leases are generally for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the consolidated balance sheets. Escalation income represents revenue from operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.

Resident fee revenue from healthcare properties utilizing a taxable REIT subsidiary structure is recorded when services are rendered and includes resident room and care charges and other resident charges.

Real Estate Securities

Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively (for high-credit quality securities) or prospectively for all other securities to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

Loans are considered impaired when based on current information and events it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of June 30, 2013, the Company did not have any impaired real estate debt investments.

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Operating Real Estate

The Company’s real estate investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of the real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flows generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate and healthcare sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value.

Allowances for doubtful accounts for operator/resident receivables are established based on a periodic review of aged receivables resulting from estimated losses due to the inability of operators/residents to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future operator/resident credit losses on unbilled rent receivable based upon an evaluation of the collectability of such amounts.

Real Estate Securities

Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.

Securities for which the fair value option is not elected are evaluated for OTTI quarterly. When the fair value of securities is less than its amortized cost, the security is considered impaired. If the Company either intends to sell an impaired security or it is more-likely-than-not that the Company will be required to sell an impaired security prior to its anticipated recovery, then the Company must recognize OTTI through a charge to the consolidated statements of operations equal to the difference between amortized cost and fair value at the measurement date. If the Company does not intend to sell an impaired security and it is not more-likely-than-not that it would be required to sell an impaired security prior to its recovery, then the Company must evaluate the security for any impairment. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings.

Other

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a complete discussion of the Company’s significant accounting policies.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. The Company adopted the provisions of the update and it did not have a material impact on the consolidated financial statements.

3.   Real Estate Debt Investments

The following table presents the Company’s real estate debt investments as of June 30, 2013:

Asset Type:	Number	Maturity Date	Extended Maturity Date	Principal Amount (1)	Carrying Amount	Spread over LIBOR(2)	Unleveraged Current Yield
First mortgage loan	1	Mar-16	Mar-18	$2,500,000	$2,500,000	7.00%	8.08%

(1)	Represents a pari passu participation interest in an $11.25 million first mortgage loan. The Company will purchase additional amounts as additional capital is raised.
(2)	Subject to a fixed minimum LIBOR rate of 1.0%, resulting in a minimum interest rate of 8.0% per annum.

4.   Related Party Arrangements

NorthStar Healthcare Income Advisor, LLC

Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. For such services, to the extent permitted by law and regulations, the Advisor receives fees and reimbursements from the Company. Below is a description and table of the fees and reimbursements incurred to the Advisor.

Organization and Offering Costs

The Advisor, or its affiliates, is entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company expects to continue to incur organization and offering costs in connection with the DRP beyond the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company.

The Company records organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs are recorded in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.

Operating Costs

The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. Indirect operating costs include the Company’s allocable share of costs incurred by the Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee or disposition fee. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.

Advisory Fees

Asset Management Fee

The Advisor, or its affiliates, receives a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the amount funded or allocated for investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).

Acquisition Fee

The Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by the Company to originate or acquire investments, including acquisition expenses and any financing attributable to the investment (or the proportionate share thereof in the case of an investment made through a joint venture) except with respect to real estate property and 2.25% of each real estate property acquired by the Company, including acquisition expenses and any financing attributable to an equity investment (or the proportionate share thereof in the case of an equity investment made through a joint venture). Acquisition fees paid to the Advisor related to the origination or acquisition of debt investments are included in debt investments, net on the consolidated balance sheets and are amortized to interest income over the life of the investment using the effective interest method. Acquisition fees incurred related to equity investments will generally be expensed as incurred.

Disposition Fee

For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, receives disposition fees equal to 1.0% of the contract sales price of each debt investment sold and 2.0% of the contract sales price of each property sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a debt investment, the Company will pay a disposition fee upon the sale of such property. Disposition fees incurred to the Advisor on debt investments are included in debt investments, net on the consolidated balance sheets and are amortized to interest income over the life of the investment using the effective interest method.

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

Pursuant to a dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which are reallowed to participating broker-dealers. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Primary Offering, a portion of which is reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.

Summary of Fees and Reimbursements

The following table presents the fees and reimbursements incurred to the Advisor for the three and six months ended June 30, 2013 and the due to related party as of June 30, 2013:

		June 30, 2013
Type of Fee or Reimbursement	Financial Statement Location	Three Months Ended	Six Months Ended	Due to related party as of June 30, 2013
Organization and offering costs
Organization (1)	General and administrative expenses	$440	$1,978	$152
Offering (1)	Cost of capital (2)	8,365	37,578	2,878
Operating costs (3)	General and administrative expenses	6,014	6,014	—
Advisory fees
Asset management	Advisory fees-related party	4,819	4,819	1,708
Acquisition (4)	Real estate debt investments, net / Advisory fees-related party	25,000	25,000	5,000
Disposition (4)	Real estate debt investments, net	—	—	—
Selling commissions / Dealer manager fees	Cost of capital (2)	53,152	58,152	—
Total				$9,738

(1)	As of June 30, 2013, the Advisor incurred unreimbursed organization and offering costs on behalf of the Company and $2.4 million is still allocable.
(2)	Cost of capital is included in net proceeds from issuance of common stock in the consolidated statements of equity.
(3)	As of June 30, 2013, the Advisor incurred unreimbursed operating costs on behalf of the Company and $0.5 million is still allocable.
(4)	Acquisition/disposition fees incurred to the Advisor related to debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. The Advisor may determine to defer fees or seek reimbursement, subject to compliance with applicable policies.

Sponsor Purchase of Common Stock

Pursuant to a Second Amended and Restated Distribution Support Agreement (the “Distribution Support Agreement”), the Sponsor committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association) to provide additional funds to support distributions to stockholders. The Sponsor purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment.

Purchase of First Mortgage Loan

In April 2013, the Company entered into a participation agreement with the Sponsor to acquire an $11.25 million first mortgage loan. In the second quarter 2013, the Company purchased a $2.5 million pari passu participation interest and will purchase additional amounts, from time to time, as additional capital is raised until the Company owns the entire loan.

5. Stockholders’ Equity

Common Stock

On October 12, 2010, the Company issued 22,223 shares of common stock to the Sponsor for $0.2 million. On February 11, 2013, the Sponsor purchased an additional 222,223 shares of common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement. From inception through June 30, 2013, the Company issued 286,540 shares of common stock generating gross proceeds from the Primary Offering of $2.6 million.

Distribution Reinvestment Plan

The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offering. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend or terminate the DRP for any reason upon ten-days’ notice to participants. For the six months ended June 30, 2013, the Company issued five shares representing an immaterial amount of gross offering proceeds pursuant to the DRP.

Distributions

Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.00184932 per share. The Company declared distributions for April, May and June 2013 of $12,715, $16,624 and $17,359, respectively. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued. As of June 30, 2013, the Company recorded a distribution payable of $43,764, of which $36,873 was payable to our Sponsor.

Share Repurchase Program

The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability, if the disability is deemed qualifying by the board of directors of the Company in its sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements.

6. Non-controlling Interests

Operating Partnership

Non-controlling interests represent the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) allocated to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2013 was an immaterial amount.

7. Equity-Based Compensation

The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Each of the Company’s three independent directors received 5,000 shares of restricted stock in connection with the commencement of operations on February 11, 2013. For the three and six months ended June 30, 2013, the Company recognized $8,438 and $12,988, of equity-based compensation expense, respectively, related to the issuance of restricted stock, which was recorded in general and administrative expenses in the consolidated statements of operations.

8.   Fair Value

Fair Value Measurement

The fair value of financial instruments is based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

Fair Value of Financial Instruments

U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments was determined by the Company, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.

The following table presents the principal amount, carrying value and fair value of certain financial assets as of June 30, 2013:

	Principal Amount	Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$2,500,000	$2,500,000	$2,500,000

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying amounts.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of the reporting date. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Real Estate Debt Investments

For debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment but not to exceed principal amount. Prices were calculated assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. This fair value measurement of debt is generally based on unobservable inputs and, as such, is classified as Level 3 of the fair value hierarchy.

9. Subsequent Events

Distributions

On August 7, 2013, the board of directors of the Company approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended December 31, 2013. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on November 1, 2013, December 2, 2013 and January 2, 2014.

Offering Proceeds

For the period from July 1, 2013 through August 8, 2013, the Company issued 226,257 shares of common stock pursuant to its Offering generating gross proceeds of $2.3 million.

Sponsor Purchase of Common Stock

On August 7, 2013, the Company’s board of directors approved the sale of 3,069 shares of the Company’s common stock to the Sponsor pursuant to the Distribution Support Agreement. In connection with this commitment and including the Sponsor’s purchase of shares approved on August 7, 2013, the Sponsor will have purchased 225,292 shares for $2.0 million.

Advisory Agreement

Effective August 7, 2013, the advisory agreement, among the Company, the Operating Partnership, the Advisor and the Sponsor was renewed through August 7, 2014 upon terms identical to those in effect through August 7, 2013. Pursuant to the agreement, the Advisor will continue to perform day-to-day operational and administrative services for the Company, including services relating to current public offering, asset management, acquisitions and investor relations.

Additional Participation in First Mortgage Loan

On August 2, 2013, the Company purchased an additional $0.8 million pari passu participation interest, increasing its total participation in the first mortgage loan to $3.3 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “we,” “us,” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries unless the context specifically requires otherwise.

Introduction

We are an externally managed company formed to originate, acquire and asset manage a diversified portfolio of debt and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients. We may also originate and acquire debt and equity investments in facilities that rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities. In addition, we may acquire healthcare-related securities. We are externally managed by NorthStar Healthcare Income Advisor, LLC, or our Advisor, an affiliate of NorthStar Realty Finance Corp., or our Sponsor, and have no employees. Our Sponsor is a diversified commercial real estate investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003. On February 11, 2013, we commenced operations upon us satisfying the $2.0 million minimum offering requirement.

Our primary business lines are as follows:

•	Real Estate Debt – Our debt business is focused on originating, acquiring and asset managing debt investments including first mortgage loans, subordinate mortgages, mezzanine loans, preferred equity investments and participations in such loans.

•	Equity Investments – Our equity business primarily includes equity investments backed by properties in the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients and may also include medical office buildings and rehabilitation facilities.

•	Healthcare-Related Securities – Our securities business is focused on investing in and asset managing healthcare-related securities primarily consisting of commercial mortgage-backed securities, or CMBS, and may include other related securities, backed primarily by loans secured by healthcare properties.

We believe that these businesses are complementary to each other due to the overlapping sources of investment opportunities and common reliance on healthcare real estate fundamentals.

We are offering up to 100,000,000 shares pursuant to the primary offering, or our Primary Offering, and up to 10,526,315 shares pursuant to the distribution reinvestment plan, or our DRP, and are herein collectively referred to as our Offering. We retained NorthStar Realty Securities, LLC, or our Dealer Manager, a subsidiary of the Sponsor, to serve as the dealer manager for the Primary Offering. Our Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering. To date, our Dealer Manager, has executed selling agreements for us with broker-dealers covering more than 46,000 registered representatives.

We intend to conduct our operations so as to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Our Investments

In the second quarter 2013, we acquired a $2.5 million pari passu participation interest in an $11.25 million first mortgage loan, or the Senior Loan, originated by our Sponsor.  On August 2, 2013, we purchased an additional $0.8 million pari passu participation interest, increasing our total participation in the Senior Loan to $3.3 million. We will purchase additional amounts of the Senior Loan, from time to time, as additional capital is raised, increasing the size of our investment until we own the entire Senior Loan.  The Senior Loan bears interest at LIBOR plus 7.0%, with a 1.0% LIBOR floor.

Sources of Operating Revenues and Cash Flows

We generate revenue from net interest income, rental income and resident fees. Interest income is generated from our debt and healthcare-related securities investments. Our interest income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. Rental income is generated from our operating real estate for the leasing of space to various types of healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. Resident fee revenue from healthcare properties utilizing a taxable REIT subsidiary, or TRS, structure is recorded when services are rendered and includes resident room and care charges and other resident charges.

Profitability and Performance Metrics

We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see “Non GAAP Financial Measures Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.

Outlook and Recent Trends

Real Estate Markets

Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for debt is the approximately $45 billion and $40 billion in non-agency CMBS issuance that was completed in 2012 and the first half of 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. To stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. More recently, the Federal Reserve signaled it may begin to taper its stimulus efforts in late 2013 which has resulted in, and may continue in the future result in, an increase in interest rates on U.S. government bonds and interest rates more generally.

We expect the commercial real estate markets will continue to improve in 2013, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, tax policy, gridlock, Federal Reserve policy on stimulus and other matters and their impact to the U.S. economy. We would expect that this dynamic, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, to continue to cause periodic volatility in the market for some time. It is currently estimated that approximately $1.0 trillion of commercial real estate debt will mature in the next three years and $1.9 trillion will mature through 2017. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.

The capital markets began opening up for our Sponsor and its affiliates in 2012 as evidenced by a securitization financing transaction completed by them in November 2012. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Industry experts are predicting approximately $70 billion of non-agency CMBS issuance in 2013, which does not include any healthcare-related issuance, although recent volatility in the credit markets may impact this.

Virtually all commercial real estate property types were adversely impacted by the credit crisis, while others such as land, condominium and other commercial property types were more severely impacted. Healthcare property types were also negatively impacted, although not as much as other property types. The degree to which commercial real estate values improve in 2013 in the markets in which our real estate collateral is located will impact the performance of our asset base and the related level of loan loss reserve. Rising interest rates should be a leading indicator that the economy is improving and in turn support continued improvement in real estate fundamentals.

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

Healthcare Fundamentals

We believe owners and operators of senior housing facilities and other healthcare properties are benefitting from demographic trends, specifically the aging of the U.S. population and the increasing demand for inpatient, outpatient and physician-based healthcare services. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. As healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare. Senior housing facilities, such as assisted living and skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than in higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings, provide treatment to patients in more cost effective settings. Recent regulatory changes have created incentives for long-term acute-care hospitals and in-patient rehabilitation facilities to minimize patient lengths of stay and placed limits on the type of patient that can be admitted to these facilities, thereby increasing the demand for senior housing facilities. The growth in total demand for healthcare, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system. We continually monitor Federal and state reimbursement programs and assess any impact that changes in reimbursement levels or the timing of payments may have on the ability of our operators to make payment obligations to us.

Despite the barriers and constraints to investing in the senior housing sector, the demographics and other market dynamics are resulting in the sector becoming more attractive to investors. Merger and acquisition activity in the senior housing real estate market is currently robust and we expect it to remain so into the near term.

Our Strategy

Our primary business objectives are to originate and acquire a diversified portfolio of healthcare-related debt and equity investments with a focus on the mid-acuity senior housing sector that we expect will generate attractive risk-adjusted returns and stable cash flow for distribution and provide downside protection to our stockholders. We will also seek to realize growth in the value of our equity investments by timing their sale to maximize value. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships and market leading healthcare real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on healthcare real estate fundamentals and ability to apply similar asset management skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives.

Portfolio Management

A description of our Advisor’s portfolio management activities is described in detail in Part I, Item 1. “Business – Portfolio Management” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Critical Accounting Policies

Real Estate Debt Investments

Debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value.

Operating Real Estate

Operating real estate is accounted for at historical cost less accumulated depreciation. Costs directly related to an acquisition deemed to be a business combination are expensed. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Real estate is depreciated using the straight-line method over the estimated useful lives of the assets. We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant improvements and other identified intangibles.

Real Estate Securities

We classify our securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income (loss), or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations.

Revenue Recognition

Real Estate Debt Investments

Interest income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in our consolidated statements of operations. The amortization of a premium or accretion of a discount is discontinued if such loan is reclassified to held for sale.

Operating Real Estate

Rental and escalation income from operating real estate is derived from leasing of space to various healthcare operators. The leases are generally for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on our consolidated balance sheets. Escalation income represents revenue from operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.

Resident fee revenue from healthcare properties utilizing a TRS structure is recorded when services are rendered and includes resident room and care charges and other resident charges.

Real Estate Securities

Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively (for high-credit quality securities) or prospectively for all other securities to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

Loans are considered impaired when based on current information and events it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of June 30, 2013, we did not have any impaired real estate debt investments.

Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Operating Real Estate

Our real estate investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flows generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate and healthcare sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value.

Allowances for doubtful accounts for operator/resident receivables are established based on a periodic review of aged receivables resulting from estimated losses due to the inability of operators/residents to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.

Real Estate Securities

Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.

Securities for which the fair value option is not elected are evaluated for OTTI quarterly. When the fair value of securities is less than its amortized cost, the security is considered impaired. If we either intend to sell an impaired security or it is more-likely-than-not that we will be required to sell an impaired security prior to its anticipated recovery, then we must recognize OTTI through a charge to our consolidated statements of operations equal to the difference between amortized cost and fair value at the measurement date. If we do not intend to sell an impaired security and it is not more-likely-than-not that we would be required to sell an impaired security prior to its recovery, then we must evaluate the security for any impairment. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings.

Other

Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a complete discussion of our critical accounting policies.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. We adopted the provisions of the update and it did not have a material impact on our consolidated financial statements.

Results of Operations

On February 11, 2013, we commenced operations and subsequently made an investment in the Senior Loan. For the three and six months ended June 30, 2013, we earned interest income and incurred advisory fees and general and administrative expenses. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business.

Liquidity and Capital Resources

We are dependent upon the net proceeds from our Offering to conduct our operations. We will obtain the capital required to primarily originate, acquire and asset manage a diversified portfolio of debt and equity investments in healthcare real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations.

If we are unable to raise substantially more funds in our Offering than the minimum offering requirement, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

We currently have no outstanding borrowings and no commitments from any lender to provide us with financing. Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50.0% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by our independent directors. An approximation of this leverage calculation is 75.0% of the cost of our investments and cash.

In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Dealer Manager and our Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15.0% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. We entered into an advisory agreement with our Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors.

We intend to elect to be taxed as a REIT and to operate as a REIT beginning with the taxable year ending December 31, 2013. To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our stockholders of at least 90.0% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow from operations or other sources, we intend to authorize and declare daily distributions and pay distributions on a monthly basis.

Cash Flows

Six Months Ended June 30, 2013

Net cash used in operating activities was $8,638 related to interest income generated from the Senior Loan offset by fees paid to our Advisor for the acquisition and management of our new investment and other general and administrative expenses related to our business.

Net cash used in investing activities was $2.5 million related to the purchase of the Senior Loan.

Net cash provided by financing activities was $2.5 million related to the net proceeds from the issuance of common stock through our Offering, offset by the distributions paid on our common stock.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements.

Related Party Arrangements

NorthStar Healthcare Income Advisor, LLC

Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursements from us. Below is a description and table of the fees and reimbursements incurred to our Advisor.

Organization and Offering Costs

Our Advisor, or its affiliates, is entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from our Primary Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from our Primary Offering. We expect to continue to incur organization and offering costs in connection with our DRP beyond our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us.

We record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs are recorded in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.

Operating Costs

Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect operating costs include our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee or disposition fee. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.

Advisory Fees

Asset Management Fee

Our Advisor, or its affiliates, receives a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the amount funded or allocated for investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).

Acquisition Fee

Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition expenses and any financing attributable to the investment (or our proportionate share thereof in the case of an investment made through a joint venture) except with respect to real estate property and 2.25% of each real estate property acquired by us, including acquisition expenses and any financing attributable to an equity investment (or our proportionate share thereof in the case of an equity investment made through a joint venture). Acquisition fees paid to our Advisor related to the origination or acquisition of debt investments are included in debt investments, net on our consolidated balance sheets and are amortized to interest income over the life of the investment using the effective interest method. Acquisition fees incurred related to equity investments will generally be expensed as incurred.

Disposition Fee

For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives disposition fees equal to 1.0% of the contract sales price of each debt investment sold and 2.0% of the contract sales price of each property sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a debt investment, we will pay a disposition fee upon the sale of such property. Disposition fees incurred to our Advisor on debt investments are included in debt investments, net on our consolidated balance sheets and are amortized to interest income over the life of the investment using the effective interest method.

NorthStar Realty Securities, LLC

Selling Commissions and Dealer Manager Fees

Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which is reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP.

Summary of Fees and Reimbursements

The following table presents the fees and reimbursements incurred to our Advisor for the three and six months ended

June 30, 2013 and the due to related party as of June 30, 2013:

		June 30, 2013
Type of Fee or Reimbursement	Financial Statement Location	Three Months Ended	Six Months Ended	Due to related party as of June 30, 2013
Organization and offering costs
Organization (1)	General and administrative expenses	$440	$1,978	$152
Offering (1)	Cost of capital (2)	8,365	37,578	2,878
Operating costs (3)	General and administrative expenses	6,014	6,014	—
Advisory fees
Asset management	Advisory fees-related party	4,819	4,819	1,708
Acquisition (4)	Real estate debt investments, net / Advisory fees-related party	25,000	25,000	5,000
Disposition (4)	Real estate debt investments, net	—	—	—
Selling commissions / Dealer manager fees	Cost of capital (2)	53,152	58,152	—
Total				$9,738

(1)	As of June 30, 2013, our Advisor incurred unreimbursed organization and offering costs on behalf of us and $2.4 million is still allocable.
(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.
(3)	As of June 30, 2013, our Advisor incurred unreimbursed operating costs on behalf of us and $0.5 million is still allocable.
(4)	Acquisition/disposition fees incurred to our Advisor related to debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Our Advisor may determine to defer fees or seek reimbursement, subject to compliance with applicable policies.

Sponsor Purchase of Common Stock

Pursuant to a Second Amended and Restated Distribution Support Agreement, or our Distribution Support Agreement, our Sponsor committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. Our Sponsor purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment.

Purchase of First Mortgage Loan

In April 2013, we entered into a participation agreement with our Sponsor to acquire the Senior Loan. In the second quarter 2013, we purchased a $2.5 million pari passu participation interest and will purchase additional amounts, from time to time, as additional capital is raised until we own the entire loan.

Recent Developments

Distributions

On August 7, 2013, our board of directors approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended December 31, 2013. The distribution will be paid in cumulative amounts to the stockholders of record entitled to receive such distribution on November 1, 2013, December 2, 2013 and January 2, 2014.

Offering Proceeds

For the period from July 1, 2013 through August 8, 2013, we issued 226,257 shares of common stock pursuant to our Offering generating gross proceeds of $2.3 million.

Sponsor Purchase of Common Stock

On August 7, 2013, our board of directors approved the sale of 3,069 shares of our common stock to our Sponsor pursuant to our Distribution Support Agreement. In connection with this commitment and including our Sponsor’s purchase of shares approved on August 7, 2013, our Sponsor will have purchased 225,292 shares for $2.0 million.

Advisory Agreement

Effective August 7, 2013, the advisory agreement, among us, our Operating Partnership, our Advisor and our Sponsor was renewed through August 7, 2014 upon terms identical to those in effect through August 7, 2013. Pursuant to the agreement, our Advisor will continue to perform day-to-day operational and administrative services for us, including services relating to current public offering, asset management, acquisitions and investor relations.

Additional Participation in First Mortgage Loan

On August 2, 2013, we purchased an additional $0.8 million pari passu participation interest, increasing our total participation in the Senior Loan to $3.3 million.

Amendment to Bylaws

On August 7, 2013, our board of directors amended and restated our Bylaws to add a provision designating the Circuit Court for Baltimore City, Maryland, as the exclusive forum for derivative lawsuits brought on our behalf, actions for breach of fiduciary duty, actions pursuant to the general corporation law of the State of Maryland and actions asserting claims governed by the internal affairs doctrine, unless we consent to the selection of an alternative forum. The Amended and Restated Bylaws are filed as Exhibit 3.3 to this report and this summary is qualified in its entirety by reference to the Fourth Amended and Restated Bylaws.

Inflation

Virtually all of our assets are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates and/or changes in inflation rates.

Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for additional details.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

We believe that FFO and MFFO, both of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (calculated in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated/uncombined partnerships and joint ventures. We believe FFO, a non-GAAP measure, is an appropriate measure of the operating performance of a REIT and of us in particular.

Changes in the accounting and reporting rules under U.S. GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO.  For instance, the accounting treatment for acquisition fees related to business combinations has changed from being capitalized to being expensed. Additionally, publicly registered, non-traded REITs are typically different from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their initial public offering have been fully invested and when we seek to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition and development stage, albeit at a substantially lower pace.

Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore, included in the computation of net income (loss) and income (loss) from operations, both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, almost always, we earn origination fees from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.

Due to certain of the unique features of publicly-registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs.  Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us.

The origination and acquisition of debt investments and the corresponding acquisition fees paid to our Advisor (and any offsetting origination fees received from our borrowers) associated with such activity is a key operating feature of our business plan that results in generating income and cash flow in order to make distributions to our stockholders. Therefore, the exclusion for acquisition fees may be of limited value in calculating operating performance because acquisition fees affect our overall long-term operating performance and may be recurring in nature as part of net income (loss) and income (loss) from operations over our life.

MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP.

We compute MFFO in accordance with the definition established by the IPA. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO excludes from FFO the following items:

•	acquisition fees and expenses;
•	non-cash amounts related to straight-line rent and the amortization of above or below market and in-place intangible lease assets and liabilities (which are adjusted in order to reflect such payments from an accrual basis of accounting under U.S. GAAP to a cash basis of accounting);
•	amortization of a premium and accretion of a discount on debt investments;
•	non-recurring impairment of real estate-related investments;
•	realized gains (losses) from the early extinguishment of debt;
•	realized gains (losses) on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our business;
•	unrealized gains (losses) from fair value adjustments on real estate securities, including commercial mortgage-backed securities and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;
•	unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;
•	adjustments related to contingent purchase price obligations; and
•	adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.

Certain of the above adjustments are also made to reconcile net income (loss) to net cash provided by (used in) operating activities, such as for the amortization of a premium and accretion of a discount on debt and securities investments, amortization of fees, any unrealized gains (losses) on derivatives, securities or other investments, as well as other adjustments.

MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting the expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. Due to our limited life, any loan loss reserves recorded may be difficult to recover.

We believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and investors in assessing our future operating performance once our organization and offering, and acquisition and development stages are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-traded REITs, including if we were to extend our acquisition and development stage or if we determined not to pursue an exit strategy.

However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on investments originated or acquired at a premium or discount, respectively, are not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions are not reported in MFFO, even though such realized gains (losses) could affect our operating performance and cash available for distribution. Investors should note that any cash gains generated from the sale of investments would generally be used to fund new investments.

Neither FFO nor MFFO is equivalent to net income (loss) or cash generated from operating activities determined in accordance with U.S. GAAP and should not be construed to be more relevant or accurate than the U.S. GAAP methodology in evaluating our operating performance. Neither FFO nor MFFO are necessarily indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Furthermore, neither FFO nor MFFO should be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to our common stockholders:

	June 30, 2013
	Three Months Ended	Six Months Ended
Funds from Operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$19,029	$12,946
Funds from Operations	$19,029	$12,946

Modified Funds from Operations
Funds from Operations	$19,029	$12,946
Modified Funds from Operations	$19,029	$12,946

Distributions Declared and Paid

We generally pay distributions on a monthly basis based on daily record dates. We declared distributions for April, May and June 2013 of $12,715, $16,624 and $17,359, respectively. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued. For the three months ended June 30, 2013, distributions declared exceeded cash flow used in operations by $55,336. Distributions paid for the three months ended June 30, 2013 were funded with our Offering proceeds, including proceeds received from the sale of shares to our Sponsor. For the three months ended June 30, 2013, distributions declared exceeded FFO by $27,669.

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

Interest Rate Risk

Our debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR, and typically reprice every 30 days based on LIBOR in effect at the time. Currently, all our floating-rate debt investments have a fixed minimum LIBOR rate. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.

Credit Spread Risk

The value of our fixed and floating-rate investments also change with market credit spreads. This means that when market-demanded risk premium, or credit spread, increases, the value of our fixed and floating-rate assets decrease and vice versa. Fixed-rate assets are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate debt and securities investments are valued based on a market credit spread over the applicable LIBOR. Demand for a higher yield on investments results in higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or “tighten,” the value of these assets should increase.

Credit Risk

Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2013, our debt investment represented all of our of interest income.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

Part II. Other Information

Item 1A.  Risk Factors

There are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 15, 2013, except as noted below.

If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and your overall return may be reduced.

Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. While we anticipate over the long-term being able to generate sufficient cash flow from operations to fully cover our distributions until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. We declared distributions of $46,698 for the period from April 5, 2013 through June 30, 2013. For the three months ended June 30, 2013, our cash flow used in operations was $8,638. Distributions paid for the three months ended June 30, 2013 were funded with our Offering proceeds, including proceeds received from the sale of shares to our Sponsor. Pursuant to a Distribution Support Agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor committed to purchase up to $10.0 million in shares of our common stock at $9.00 per share to provide additional cash to support distributions to our stockholders. Our Sponsor satisfied the minimum offering requirement and purchased 222,223 shares of our common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. The sale of shares results in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and your overall return may be reduced.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On August 7, 2012, our registration statement on Form S-11 (File No. 333-170802), covering our Offering of up to 110,526,315 shares of common stock, of which up to 100,000,000 shares of common stock would initially be offered pursuant to our Primary Offering and up to 10,526,315 shares of common stock would initially be offered pursuant to our DRP, was declared effective under the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager for our Offering. We are offering up to 100,000,000 shares of common stock at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers, and up to 10,526,315 shares of common stock pursuant to our DRP at an aggregate offering price of $100.0 million, or $9.50 per share. As of June 30, 2013, our Advisor has incurred organization and offering costs on our behalf of $2.5 million. These costs are recorded by us to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from our Primary Offering. We record organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. For the six months ended June 30, 2013, we incurred $39,556 of organization and offering costs.

As of June 30, 2013, we incurred $39,690 in selling commissions, $18,462 in dealer manager fees and $37,578 of other offering costs in connection with the issuance and distribution of our registered securities.

As of June 30, 2013, we issued 286,545 shares of common stock and raised gross proceeds of $2.6 million in connection with our Offering. From the commencement of our Offering through June 30, 2013, the net proceeds to us after deducting the total expenses incurred described above, were $2.5 million. From the commencement of our Offering through June 30, 2013, we used proceeds of $2.5 million to purchase a real estate debt investment and $25,000 to pay our Advisor an acquisition fee.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We adopted our share repurchase program, or our Share Repurchase Program, effective August 7, 2013, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability, if the disability is deemed qualifying by our board of directors, in their sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market.

As of June 30, 2013, we had not repurchased any shares pursuant to our Share Repurchase Program.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)
3.2	Certificate of Correction of the Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference)
3.3*	Fourth Amended and Restated Bylaws of NorthStar Healthcare Income, Inc.
10.1	Mortgage Participation Agreement, dated as April 5, 2013, by and between NRFC Cedar Creek Holdings LLC, as Noteholder, NRFC Cedar Creek Holdings, LLC, as Participation A-1 Holder, and NS Healthcare Loan Holdings, LLC (filed as Exhibit 10.10 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)
10.2*	First Amendment to Mortgage Participation Agreement, dated as June 28, 2013, by and between NRFC Cedar Creek Holdings LLC, as Noteholder, NRFC Cedar Creek Holdings, LLC, as Participation A-1 Holder, and NS Healthcare Loan Holdings, LLC, as Participation A-2 Holder
10.3*	Second Amendment to Mortgage Participation Agreement, dated as August 2, 2013, by and between NRFC Cedar Creek Holdings LLC, as Noteholder, NRFC Cedar Creek Holdings, LLC, as Participation A-1 Holder, and NS Healthcare Loan Holdings, LLC, as Participation A-2 Holder
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2013; (iv) Consolidated Statements of Equity as of June 30, 2013 (unaudited) and December 31, 2012; (v) Consolidated Statement of Cash Flows (unaudited) for the six months ended June 30, 2013; and (vi) Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date: August 9, 2013	By:	/s/ DANIEL R. GILBERT
		Name:	Daniel R. Gilbert
		Title:	Chief Executive Officer
	By:	/s/ DEBRA A. HESS
		Name:	Debra A. Hess
		Title:	Chief Financial Officer

