Form 10-Q
period 2013-09-30
NorthStar Healthcare Income, Inc.
filed 2013-11-14
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The Company has one class of common stock, par value $0.01 per share, 6,549,868 shares outstanding as of November 11, 2013.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue," "future" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the real estate industry, including healthcare real estate;

•	our ability to successfully complete a continuous, public offering;

•	our ability to deploy capital quickly and successfully;

•	access to debt capital at rates that will allow us to meet our target returns;

•	our liquidity;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the performance of our advisor and our sponsor;

•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor's ability to source and close on attractive investment opportunities on our behalf;

•	our advisor's ability to attract and retain sufficient personnel to support our growth and operations;

•	the lack of a public trading market for our shares;

•	our limited operating history;

•	the effect of economic conditions on the valuation of our investments;

•	in order to maximize our investment opportunities, our sponsor may, from time to time, purchase assets identified on our behalf;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•	the impact of a loss on our initial investments prior to the time we hold a diversified portfolio of investments, which could be severe;

•
the impact of economic conditions on the borrowers of the debt we originate and acquire and the mortgage loans underlying the healthcare-related commercial mortgage-backed securities in which we invest;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	availability of opportunities to acquire, including our advisor's ability to source and close on debt, equity and securities investments in the healthcare real estate sector;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor's due diligence to identify all relevant facts in our underwriting process or otherwise;

•	tenant/operator or borrower defaults or bankruptcy;

•	illiquidity of properties in our portfolio;

•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

•	the impact of any conflicts arising among us and our sponsor and its affiliates;

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
The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading "Risk Factors." The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Cash	$5,595,255	$202,007
Restricted cash	114,987	—
Real estate debt investments, net	11,250,000	—
Receivables, net	549,184	—
Total assets	$17,509,426	$202,007

Liabilities
Due to related party	$93,213	$—
Escrow deposits payable	114,987	—
Distribution payable	81,551	—
Total liabilities	289,751	—

Equity
NorthStar Healthcare Income, Inc. Stockholders' Equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 1,969,302 and 22,223 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	19,693	222
Additional paid-in capital	17,319,726	199,785
Retained earnings (accumulated deficit)	(121,794)	—
Total NorthStar Healthcare Income, Inc. stockholders' equity	17,217,625	200,007
Non-controlling interests	2,050	2,000
Total equity	17,219,675	202,007
Total liabilities and equity	$17,509,426	$202,007

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	September 30, 2013
	Three Months Ended	Nine Months Ended
Revenues
Interest income	$105,556	$144,556
Total revenue	105,556	144,556
Expenses
General and administrative expenses	40,025	61,248
Advisory fees-related party	13,006	17,825
Total expenses	53,031	79,073
Net income (loss)	52,525	65,483
Less: net (income) loss attributable to non-controlling interests	(38)	(50)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$52,487	$65,433
Net income (loss) per share of common stock, basic/diluted	$0.06	$0.15
Weighted average number of shares of common stock outstanding, basic/diluted	851,868	433,443
Distributions declared per share of common stock	$0.17	$0.33

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	September 30, 2013
	Three Months Ended	Nine Months Ended
Net income (loss)	$52,525	$65,483
Comprehensive income (loss)	52,525	65,483
Less: Comprehensive (income) loss attributable to non-controlling interests	(38)	(50)
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc.	$52,487	$65,433

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings(Accumulated Deficit)	Total Company's Stockholders' Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2011	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007

Balance as of December 31, 2012	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007

Net proceeds from issuance of common stock (refer to Note 4)	1,930,479	$19,305	$17,083,481	$—	$17,102,786	$—	$17,102,786
Issuance and amortization of equity-based compensation	15,000	150	21,276	—	21,426	—	21,426
Distributions declared	—	—	—	(187,227)	(187,227)	—	(187,227)
Proceeds from distribution reinvestment plan	1,600	16	15,184	—	15,200	—	15,200
Net income (loss)	—	—	—	65,433	65,433	50	65,483
Balance as of September 30, 2013 (unaudited)	1,969,302	$19,693	$17,319,726	$(121,794)	$17,217,625	$2,050	$17,219,675

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net income (loss)	$65,483
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of equity-based compensation	21,426
Changes in assets and liabilities:
Receivables, net	(54,777)
Due to related party	11,668
Net cash provided by (used in) operating activities	43,800

Cash flows from investing activities:
Acquisition of real estate debt investments (refer to Note 4)	(11,250,000)
Net cash provided by (used in) investing activities	(11,250,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock, related party	1,998,731
Net proceeds from issuance of common stock	14,691,193
Distributions paid on common stock	(105,676)
Proceeds from distribution reinvestment plan	15,200
Net cash provided by (used in) financing activities	16,599,448

Net increase (decrease) in cash	5,393,248
Cash - beginning of period	202,007
Cash - end of period	$5,595,255

Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 4)	$136,480
Subscriptions receivable, gross	549,342
Escrow deposits related to real estate debt investments	114,987
Distribution payable	81,551

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Healthcare Income, Inc. (the "Company") was formed on October 5, 2010 as a Maryland corporation and intends to qualify as a real estate investment trust ("REIT") beginning with the taxable year ending December 31, 2013. The Company was formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate debt, securities and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which the Company defines as assisted living, memory care, skilled nursing and independent living facilities that have an emphasis on private pay patients. The Company is externally managed by NorthStar Healthcare Income Advisor, LLC (the "Advisor") and has no employees. The Advisor uses the investment professionals of NorthStar Realty Finance Corp. (the "Sponsor") to manage the business. The Sponsor is a diversified commercial real estate investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003.

Substantially all business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. The initial limited partners of the Operating Partnership are the Advisor and NorthStar Healthcare Income OP Holdings, LLC (the "Special Unit Holder"). The Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the "Special Units"), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2013 and December 31, 2012. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of September 30, 2013, the Company's limited partnership interest in the Operating Partnership was 98.87%.

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

On October 12, 2010, as part of formation, the Company issued 22,223 shares of common stock to the Sponsor for $0.2 million (the "Initial Shares"). On August 7, 2012, the Company's registration statement on Form S-11 with the Securities and Exchange Commission (the "SEC") to offer a maximum of 110,526,315 shares of common stock, excluding the Initial Shares, in a continuous, public offering, of which up to 100,000,000 shares are being offered pursuant to the primary offering (the "Primary Offering") and up to 10,526,315 shares are being offered pursuant to the distribution reinvestment plan (the "DRP") and are herein collectively referred to as the Offering, was declared effective. At that time, the Company retained NorthStar Realty Securities, LLC (the "Dealer Manager"), a subsidiary of the Sponsor, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering. The board of directors of the Company has the right to reallocate shares between the Primary Offering and the DRP.

On February 11, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of the Sponsor purchasing an additional 222,223 shares of common stock for $2.0 million. From inception through November 11, 2013, the Company raised total gross proceeds of $64.9 million.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries which are generally majority owned or otherwise controlled by the Company. There were no intercompany balances as of September 30, 2013 and December 31, 2012.

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

Real Estate Securities

The Company classifies its securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income (loss) ("OCI") in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.

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

Operating Real Estate

Rental and escalation income from operating real estate is derived from leasing of space to various healthcare operators. The leases are generally for fixed terms of varying length and provide for annual rentals to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in unbilled rent receivable on the consolidated balance sheets. Escalation income represents revenue from operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property, as applicable. This revenue is accrued in the same period as the expenses are incurred.

Resident fee revenue from healthcare properties utilizing a taxable REIT subsidiary structure is recorded when services are rendered and includes resident room and care charges and other resident charges.

Real Estate Securities

Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of September 30, 2013, the Company did not have any impaired real estate debt investments.

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

Operating Real Estate

The Company's real estate investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of the real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company's estimate of the aggregate expected future undiscounted cash flows generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate and healthcare sector conditions, asset and operator specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value.

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

Real Estate Securities

Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment ("OTTI") as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.

Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.

Other

Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for complete disclosure of the Company's significant accounting policies.

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
The following table presents real estate debt investments, all of which have been originated by the Sponsor on behalf of the Company, as of September 30, 2013:

Asset Type:	Number of Investments	Maturity Date	Extended Maturity Date	Principal Amount	Carrying Amount	Spread over LIBOR(1)	Unleveraged Current Yield
First mortgage loan	1	Mar-16	Mar-18	$11,250,000	$11,250,000	7.00%	8.08%
__________________________

(1)	Subject to a fixed minimum LIBOR rate of 1.0%.

4.	Related Party Arrangements
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

Operating Costs

The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. Indirect operating costs include the Company's allocable share of costs incurred by the Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company's independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
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
Acquisition Fee
The Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by the Company to originate or acquire investments, including acquisition expenses and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture) except with respect to real estate property and 2.25% of each real estate property acquired by the Company, including acquisition expenses and any financing attributable to an equity investment (or the proportionate share thereof in the case of an equity investment made through a joint venture). An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each debt investment sold and 2.0% of the contract sales price of each property sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee incurred to the Advisor on debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.

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

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three and nine months ended September 30, 2013 and the due to related party as of September 30, 2013:

		September 30, 2013		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	Three Months Ended	Nine Months Ended	September 30, 2013
Organization and offering costs
Organization (1)	General and administrative expenses	$12,313	$14,291	$4,293
Offering (1)	Cost of capital (2)	233,940	271,518	81,545
Operating costs (3)	General and administrative expenses	18,661	24,675	—
Advisory fees
Asset management	Advisory fees-related party	13,006	17,825	7,375
Acquisition (4)	Real estate debt investments, net	87,500	112,500	—
Disposition (4)	Real estate debt investments, net	—	—	—
Selling commissions / Dealer manager fees	Cost of capital (2)	1,621,388	1,679,540	—
Total				$93,213
___________________________

(1)	As of September 30, 2013, the Advisor incurred unreimbursed organization and offering costs on behalf of the Company and $2.7 million is still allocable.

(2)	Cost of capital is included in net proceeds from issuance of common stock in the consolidated statements of equity.

(3)	As of September 30, 2013, the Advisor incurred unreimbursed operating costs on behalf of the Company and $2.9 million is still allocable.

(4)
Acquisition/disposition fees incurred to the Advisor related to debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. The Advisor may determine to defer fees or seek reimbursement.

Sponsor Purchase of Common Stock
Pursuant to the distribution support agreement (the "Distribution Support Agreement"), the Sponsor committed to purchase up to an aggregate of $10.0 million in shares of the Company's common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association) to provide additional funds to support distributions to stockholders. In February 2013, the Sponsor purchased 222,223 shares of the Company's common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. Excluding the Sponsor's purchase of shares to satisfy the minimum offering requirement, the Sponsor purchased 3,069 shares of the Company's common stock for $27,618 for the three and nine months ended September 30, 2013.
Purchase of First Mortgage Loan
In April 2013, the Company entered into a participation agreement with the Sponsor to acquire an $11.3 million first mortgage loan at cost over time as the Company raised capital. As of September 30, 2013, the Company purchased the entire $11.3 million first mortgage loan from the Sponsor.

5.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the "Plan"), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Each of the Company's three independent directors received 5,000 shares of restricted stock in connection with the commencement of operations on February 11, 2013. The restricted stock generally vests over four years, provided, however, that the restricted stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director's service as a director due to his or her death or disability; or (ii) a change in control of the Company.
For the three and nine months ended September 30, 2013, the Company recognized $8,438 and $21,426 of equity-based compensation expense, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

6.	Stockholders' Equity
Common Stock

For the nine months ended September 30, 2013, the Company issued 1.9 million shares of common stock generating gross proceeds of $19.1 million.

Distribution Reinvestment Plan

The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company's common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company's common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offering. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days' notice to participants. For the nine months ended September 30, 2013, the Company issued 1,600 shares totaling $15,200 of gross offering proceeds pursuant to the DRP.

Distributions

Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.00184932 per share, which is equivalent to an annual distribution rate of 6.75%. The Company declared distributions for July, August and September 2013 of $19,706, $39,272 and $81,551, respectively. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.

Share Repurchase Program

The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the "Share Repurchase Program"). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder's death or disability, if the disability is deemed qualifying by the board of directors of the Company in its sole discretion, and after receiving written notice from the stockholder or the stockholder's estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. As of September 30, 2013, the Company had not repurchased any shares pursuant to the Share Repurchase Program.

7.	Non-controlling Interests
Operating Partnership
Non-controlling interests represent the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners' ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2013 was an immaterial amount.

8.	Fair Value
 Fair Value Measurement
The fair value of financial instruments is categorized based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
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
 Fair Value of Financial Instruments
U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.
The following table presents the principal amount, carrying value and fair value of certain financial assets as of September 30, 2013:

	Principal Amount	Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$11,250,000	$11,250,000	$11,250,000
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Real Estate Debt Investments
For debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment but not to exceed principal amount. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. These fair value measurements of debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.

9.	Subsequent Events
Distributions
On November 7, 2013, the board of directors of the Company approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended March 31, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.

Offering Proceeds
For the period from October 1, 2013 through November 11, 2013, the Company issued 4.6 million shares of common stock pursuant to its Offering generating gross proceeds of $45.7 million.
Sponsor Purchase of Common Stock
On November 7, 2013, the Company's board of directors approved the sale of 8,099 shares of the Company's common stock to the Sponsor pursuant to the Distribution Support Agreement. In connection with this approval and including the shares purchased to satisfy the minimum offering requirement, the Sponsor will have purchased 233,391 shares for $2.1 million.
Credit Facility
On November 13, 2013, the Company, through its Operating Partnership, entered into a corporate credit facility agreement with KeyBank National Association, which may provide up to $100.0 million to finance real estate investments and first mortgage loans secured by healthcare real estate (the “Facility”). The initial amount of the Facility is $25.0 million and is subject to increases in accordance with the governing documents. The Facility provides advances up to 65.0%, depending upon the type and characteristics of the individual asset. Facility advances accrue interest at per annum rates of 2.75% to 3.25% above the relevant benchmark, based on the aggregate portfolio leverage.  The initial maturity date of the Facility is November 13, 2016, with a one-year extension at the Company's option, subject to satisfaction of certain conditions. During the initial and extended term, the Facility acts as a revolving credit facility that can be paid down as assets are repaid or sold and re-drawn for new investments.
The Company is required to maintain: (i) a minimum of $2.5 million or $5.0 million in unrestricted cash, depending on its consolidated total assets; and (ii) a tangible net worth equal to the lesser of (a) $25.0 million, subject to increases equal to 80.0% of aggregate net proceeds from the Offering and (b) $250.0 million. The Company is also required to raise a minimum of $20.0 million in additional Offering proceeds per calendar quarter until $150.0 million of total net Offering proceeds have been raised and to maintain (i) a ratio of modified funds from operations, as adjusted, to fixed charges of not less than 1.4x during the first year after the initial borrowing on the Facility, subject to annual increases, and (ii) a ratio of total borrowings to total assets of not greater than 65.0% prior to December 2014 and 60.0% thereafter. In addition, the properties pledged to the Facility must maintain an aggregate minimum occupancy rate. In connection with the Facility, the Company entered into an unconditional guaranty of payment and performance, under which the Company agreed to guaranty the obligations under the Facility.
As of November 13, 2013, the Company had no borrowings outstanding under the Facility. The summary of the Facility and related guaranty described above is qualified in its entirety by reference to the credit facility and guaranty, which are filed as Exhibits 10.4 and 10.5, respectively, to this Form 10-Q.
New Investments
In October 2013, the Company acquired the following equity investments (dollars in millions):

Investment	State	Property Type	Purchase Price (2)
Kansas City Portfolio	KS	Memory Care/Assisted Living	$15.6
Peregrine Portfolio (1)	CT/NY	Memory Care/Assisted Living	14.2
Total			$29.8
___________________________

(1)	Upon acquisition of a memory care facility for $11.1 million, the Company assumed an existing mortgage note payable of $7.8 million at one-month LIBOR plus 2.75% and maturing on June 1, 2018.

(2)	Includes transaction and other costs.
Independent Directors' Share Grants
On November 7, 2013, pursuant to the Plan, the Company granted 2,500 shares of restricted stock at $9.00 per share to each of the Company's three independent directors. The stock will generally vest over four years.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1. "Financial Statements" of this report. References to "we," "us," or "our" refer to NorthStar Healthcare Income, Inc. and its subsidiaries unless the context specifically requires otherwise.

Introduction

We are an externally managed company formed to originate, acquire and asset manage a diversified portfolio of debt, securities and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients. We may also originate and acquire debt and equity investments in facilities that rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities. In addition, we may acquire healthcare-related securities. We are externally managed by NorthStar Healthcare Income Advisor, LLC, or our Advisor, who is an affiliate of NorthStar Realty Finance Corp., or our Sponsor, and we have no employees. Our Sponsor is a diversified commercial real estate investment and asset management company publicly traded on the New York Stock Exchange and was formed in October 2003. On February 11, 2013, we commenced operations upon our satisfying the $2.0 million minimum offering requirement.

Our primary business lines are as follows:

•
Real Estate Debt – Our debt business is focused on originating, acquiring and asset managing debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.

•
Equity Investments – Our equity business primarily includes equity investments backed by properties in the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities that have an emphasis on private pay patients and may also include medical office buildings and rehabilitation facilities.

•
Healthcare-Related Securities – Our securities business is focused on investing in and asset managing healthcare-related securities primarily consisting of commercial mortgage-backed securities, or CMBS, and may include other related securities backed primarily by loans secured by healthcare properties.

We believe that these businesses are complementary to each other due to overlapping sources of investment opportunities and common reliance on healthcare real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.

We are offering up to 100,000,000 shares pursuant to the primary offering, or our Primary Offering, and up to 10,526,315 shares pursuant to the distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering. We retained NorthStar Realty Securities, LLC, or our Dealer Manager, a subsidiary of our Sponsor, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing the shares being offered pursuant to our Primary Offering. To date, our Dealer Manager has executed selling agreements for us with broker-dealers covering more than 48,800 registered representatives. From inception through November 11, 2013, we raised gross proceeds of $64.9 million.

We conduct our operations so as to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Our Investments

As of September 30, 2013, we owned an $11.3 million first mortgage loan, or the Senior Loan, which bears interest at LIBOR plus 7.0%, with a 1.0% LIBOR floor.

Sources of Operating Revenues and Cash Flows

We generate revenue from net interest income, rental income and resident fees. Interest income is generated from our debt and healthcare-related securities investments. Our interest income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also seek to acquire investments which generate attractive returns without any leverage. Rental income is generated from our operating real estate for the leasing of space to various types of healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. Resident fee revenue from healthcare properties utilizing a taxable REIT subsidiary, or TRS, structure is recorded when services are rendered and includes resident room and care charges and other resident charges.

Profitability and Performance Metrics

We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see "Non GAAP Financial Measures Funds from Operations and Modified Funds from Operations" for a description of these metrics), to evaluate the profitability and performance of our business.

Outlook and Recent Trends

Real Estate Markets

Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for debt is the approximately $45.0 billion and $57.0 billion in non-agency CMBS issuance that was completed in 2012 and the nine months ended September 30, 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. To stimulate growth, several of the world's largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on when the Federal Reserve may begin to taper its stimulus efforts and this potential for change in policy led to and may continue in the future result in an increase in interest rates on U.S. government bonds and interest rates more generally.

The commercial real estate markets continue to improve in 2013, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, debt ceiling, gridlock, Federal Reserve policy on stimulus and other matters and their impact to the U.S. economy. We would expect that this dynamic, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, to continue to cause periodic volatility in the market for some time. It is currently estimated that approximately $1.0 trillion of commercial real estate debt will mature in the next three years and $1.9 trillion will mature through 2017. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.

The capital markets began opening up for our Sponsor and its affiliates in 2012 as evidenced by their first securitization financing transaction completed by them in November 2012. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Industry experts are predicting approximately $77.0 billion of non-agency CMBS issuance in 2013, which does not include any healthcare-related issuance.

Virtually all commercial real estate property types were adversely impacted by the credit crisis, while others such as land, condominium and other commercial property types were more severely impacted. Healthcare property types were also negatively impacted, although not as much as other property types. The degree to which commercial real estate values improve going forward, companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because we will not be otherwise distracted dealing with legacy portfolio issues. In addition, our originations and acquisitions of debt, securities and equity investments will reflect valuations that have already adjusted to post-recession pricing. Rising interest rates should be a leading indicator that the economy is improving and in turn support continued improvement in real estate fundamentals.

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

Healthcare Fundamentals

We believe owners and operators of senior housing facilities and other healthcare properties are benefiting from demographic trends, specifically the aging of the U.S. population and the increasing demand for inpatient, outpatient and physician-based healthcare services. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. As healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare. Senior housing facilities, such as assisted living and skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than in higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings, provide treatment to patients in more cost effective settings. Recent regulatory changes have created incentives for long-term acute-care hospitals and in-patient rehabilitation facilities to minimize patient lengths of stay and placed limits on the type of patient that can be admitted to these facilities, thereby increasing the demand for senior housing facilities. The growth in total demand for healthcare, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system. We continually monitor Federal and state reimbursement programs and assess any impact that changes in reimbursement levels or the timing of payments may have on the ability of our operators to make payment obligations to us.

Despite the barriers and constraints to investing in the senior housing sector, the demographics and other market dynamics are resulting in the sector becoming more attractive to investors. Merger and acquisition activity in the senior housing real estate market is currently robust and we expect it to remain so into the near term.

Our Strategy

Our primary business objectives are to originate and acquire a diversified portfolio of healthcare-related debt and equity investments, with a focus on the mid-acuity senior housing sector that we expect will generate attractive risk-adjusted returns, stable cash flow for distribution and provide downside protection to our stockholders. We will also seek to realize growth in the value of our equity investments by timing their sale to maximize value. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships, market leading real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We believe that our business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar asset management skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring healthcare real estate-related investments.

Financing Strategy

We use investment-level financing as part of our strategy and we seek to match fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our Advisor is responsible for managing such refinancing and interest rate risk on our behalf. We pursue a variety of financing arrangements such as securitization financing transactions, credit facilities and other term borrowings. While we will continue to seek and we prefer long-term, non-recourse, non mark-to-market financing, we may also utilize financing that includes recourse as this is typical for the healthcare market. Although we have a limitation on the maximum leverage for our portfolio, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of those assets. We utilize leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates.

Portfolio Management

A description of our Advisor's portfolio management activities is described in detail in Part I, Item 1. "Business – Portfolio Management" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various healthcare operators. The leases are generally for fixed terms of varying length and provide for annual rentals to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in unbilled rent receivable on our consolidated balance sheets. Escalation income represents revenue from operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property, as applicable. This revenue is accrued in the same period as the expenses are incurred.

Resident fee revenue from healthcare properties utilizing a TRS structure is recorded when services are rendered and includes resident room and care charges and other resident charges.
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income.
Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. As of September 30, 2013, we did not have any impaired real estate debt investments.

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
Operating Real Estate
 Our real estate investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate expected future undiscounted cash flows generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate and healthcare sector conditions, asset and operator specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value.

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

Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
Other
Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for complete disclosure of our critical accounting policies.
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

Results of Operations

On February 11, 2013, we commenced operations and subsequently made an investment in the Senior Loan. For the three and nine months ended September 30, 2013, we earned interest income and incurred advisory fees and general and administrative expenses. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business.

Liquidity and Capital Resources

We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from our Offering, cash flow provided by operations, net proceeds from asset repayments and sales, borrowings under credit facilities, other term borrowings and securitization financing transactions.

We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to primarily originate, acquire and asset manage a diversified portfolio of debt and equity investments in healthcare real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2013, we made one investment and have $5.6 million in cash.

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

Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50.0% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75.0% of the cost of our investments and cash.

In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Dealer Manager and our Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15.0% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. We entered into an advisory agreement with our Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. Effective August 7, 2013, the advisory agreement was renewed for one year to August 7, 2014.

We intend to elect to be taxed as a REIT and to operate as a REIT beginning with the taxable year ending December 31, 2013. To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our stockholders of at least 90.0% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow provided by operations or other sources, we intend to authorize and declare daily distributions and pay distributions on a monthly basis.

Cash Flows
Nine Months Ended September 30, 2013

Net cash provided by operating activities was $43,800 related to interest income generated from the Senior Loan offset by fees paid to our Advisor for the acquisition and management of our new investment and other general and administrative expenses related to our business.

Net cash used in investing activities was $11.3 million related to the purchase of the Senior Loan.

Net cash provided by financing activities was $16.6 million related to the net proceeds from the issuance of common stock through our Offering, offset by the distributions paid on our common stock.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have no off-balance sheet arrangements.

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

Operating Costs

Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect operating costs include our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.

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

Acquisition Fee

Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition expenses and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture) except with respect to real estate property and 2.25% of each real estate property acquired by us, including acquisition expenses and any financing attributable to an equity investment (or our proportionate share thereof in the case of an equity investment made through a joint venture). An acquisition fee paid to our Advisor related to the origination or acquisition of debt investments is included in debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.

Disposition Fee

For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each debt investment sold and 2.0% of the contract sales price of each property sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee incurred to our Advisor on debt investments is included in debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.

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

Summary of Fees and Reimbursements

The following table presents the fees and reimbursements incurred to our Advisor for the three and nine months ended September 30, 2013 and the due to related party as of September 30, 2013:

		September 30, 2013		Due to related party as of
Type of Fee or Reimbursement	Financial Statement Location	Three Months Ended	Nine Months Ended	September 30, 2013
Organization and offering costs
Organization (1)	General and administrative expenses	$12,313	$14,291	$4,293
Offering (1)	Cost of capital (2)	233,940	271,518	81,545
Operating costs (3)	General and administrative expenses	18,661	24,675	—
Advisory fees
Asset management	Advisory fees-related party	13,006	17,825	7,375
Acquisition (4)	Real estate debt investments, net	87,500	112,500	—
Disposition (4)	Real estate debt investments, net	—	—	—
Selling commissions / Dealer manager fees	Cost of capital (2)	1,621,388	1,679,540	—
Total				$93,213
_________________________________

(1)	As of September 30, 2013, our Advisor incurred unreimbursed organization and offering costs on our behalf and $2.7 million is still allocable.

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(3)	As of September 30, 2013, our Advisor incurred unreimbursed operating costs on our behalf and $2.9 million is still allocable.

(4)
Acquisition/disposition fees incurred to our Advisor related to debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Our Advisor may determine to defer fees or seek reimbursement.

Sponsor Purchase of Common Stock

Pursuant to our distribution support agreement, or our Distribution Support Agreement, our Sponsor committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In February 2013, our Sponsor purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. Excluding our Sponsor's purchase of shares to satisfy the minimum offering requirement, our Sponsor purchased 3,069 shares of our common stock for $27,618 for the three and nine months ended September 30, 2013.

Purchase of First Mortgage Loan

In April 2013, we entered into a participation agreement with our Sponsor to acquire the Senior Loan at cost over time as we raised capital. As of September 30, 2013, we purchased the entire $11.3 million Senior Loan from our Sponsor.

Recent Developments
Distributions
On November 7, 2013, our board of directors approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended March 31, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
 Offering Proceeds
For the period from October 1, 2013 through November 11, 2013, we issued 4.6 million shares of common stock pursuant to our Offering generating gross proceeds of $45.7 million.
Sponsor Purchase of Common Stock
On November 7, 2013, our board of directors approved the sale of 8,099 shares of our common stock to our Sponsor pursuant to our Distribution Support Agreement. In connection with this approval and including the shares purchased to satisfy our minimum offering requirement, our Sponsor will have purchased 233,391 shares for $2.1 million.

Credit Facility
On November 13, 2013, we, through our operating partnership, entered into a corporate credit facility agreement with KeyBank National Association, which may provide up to $100.0 million to finance real estate investments and first mortgage loans secured by healthcare real estate, or our Facility. The initial amount of our Facility is $25.0 million and is subject to increases in accordance with the governing documents. Our Facility provides advances up to 65.0%, depending upon the type and characteristics of the individual asset. Facility advances accrue interest at per annum rates of 2.75% to 3.25% above the relevant benchmark, based on the aggregate portfolio leverage.  The initial maturity date of our Facility is November 13, 2016, with a one-year extension at our option, subject to satisfaction of certain conditions. During the initial and extended term, our Facility acts as a revolving credit facility that can be paid down as assets are repaid or sold and re-drawn for new investments.
We are required to maintain: (i) a minimum of $2.5 million or $5.0 million in unrestricted cash, depending on our consolidated total assets; and (ii) a tangible net worth equal to the lesser of (a) $25.0 million, subject to increases equal to 80.0% of aggregate net proceeds from our Offering and (b) $250.0 million. We are also required to raise a minimum of $20.0 million in additional Offering proceeds per calendar quarter until $150.0 million of total net Offering proceeds have been raised and to maintain (i) a ratio of MFFO, as adjusted, to fixed charges of not less than 1.4x during the first year after the initial borrowing on our Facility, subject to annual increases, and (ii) a ratio of total borrowings to total assets of not greater than 65.0% prior to December 2014 and 60.0% thereafter. In addition, the properties pledged to our Facility must maintain an aggregate minimum occupancy rate. In connection with our Facility, we entered into an unconditional guaranty of payment and performance, under which we agreed to guaranty the obligations under our Facility.
As of November 13, 2013, we had no borrowings outstanding under our Facility. The summary of our Facility and related guaranty described above is qualified in its entirety by reference to the credit facility and guaranty, which are filed as Exhibits 10.4 and 10.5, respectively, to our Form 10-Q.
New Investments
In October 2013, we acquired the following equity investments (dollars in millions):

Investment	State	Property Type	Purchase Price (2)
Kansas City Portfolio	KS	Memory Care/Assisted Living	$15.6
Peregrine Portfolio (1)	CT/NY	Memory Care/Assisted Living	14.2
Total			$29.8
___________________________

(1)	Upon acquisition of a memory care facility for $11.1 million, we assumed an existing mortgage note payable of $7.8 million at one-month LIBOR plus 2.75% and maturing on June 1, 2018.

(2)	Includes transaction and other costs.
Independent Directors' Share Grants
On November 7, 2013, pursuant to our independent directors compensation plan, we granted 2,500 shares of restricted stock at $9.00 per share to each of our three independent directors. The stock will generally vest over four years.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates.
Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for additional details.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO, both of which are a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.

Changes in the accounting and reporting rules under U.S. GAAP that have been put into effect since the establishment of NAREIT's definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO.  For instance, the accounting treatment for acquisition fees related to business combinations has changed from being capitalized to being expensed. Additionally, publicly registered, non-traded REITs are typically different from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their initial public offering have been fully invested and when they may seek to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition and development stage, albeit at a substantially lower pace.
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
We believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and investors in assessing our future operating performance once our organization and offering and acquisition and development stages are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-traded REITs, including if we were to extend our acquisition and development stage or if we determined not to pursue an exit strategy.
However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions are not reported in MFFO, even though such realized gains (losses) could affect our operating performance and cash available for distribution. Investors should note that any cash gains generated from the sale of investments would generally be used to fund new investments.
Neither FFO nor MFFO is equivalent to net income (loss) or cash flow provided by operating activities determined in accordance with U.S. GAAP and should not be construed to be more relevant or accurate than the U.S. GAAP methodology in evaluating our operating performance. Neither FFO nor MFFO is necessarily indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Furthermore, neither FFO nor MFFO should be considered as an alternative to net income (loss) as an indicator of our operating performance.
For the three and nine months ended September 30, 2013, net income attributable to our common stockholders was $52,487 and $65,433, respectively, and no adjustments were necessary in calculating FFO and MFFO for the respective periods.
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. We declared distributions for the period from April 5, 2013 through September 30, 2013 of $140,529. For the respective period, we paid distributions at an annualized distribution rate of 6.75% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued. For the period from April 5, 2013 through September 30, 2013, distributions declared exceeded cash flow provided by operations by $143,427. Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. As a result, future distributions declared and paid may exceed cash flow provided by operations. Distributions paid for the period from April 5, 2013 through September 30, 2013 were funded with our Offering proceeds, including proceeds received from the sale of shares to our Sponsor. For the respective period, distributions declared exceeded FFO by $121,794.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are primarily subject to interest rate risk and credit risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions are held for investment and not for trading purposes.

Interest Rate Risk
Changes in interest rates affect our net interest income, which is the difference between the income earned on our investments and the interest expense incurred in connection with our borrowings and derivatives, if any.
Our debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, all of our floating-rate debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.

Credit Spread Risk
The value of our fixed and floating-rate investments also changes with market credit spreads. This means that when market-demanded risk premium, or credit spread, increases, the value of our fixed and floating-rate assets decrease and vice versa. Fixed-rate assets are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate debt and securities investments are valued based on a market credit spread over the applicable LIBOR. Demand for a higher yield on investments results in higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or "tighten," the value of these assets should increase.

Credit Risk
Credit risk in our debt and securities investments relates to each individual borrower's ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor's comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2013, our debt investment represented all of our interest income.

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

If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. While we anticipate over the long-term being able to generate sufficient cash flow from operations to fully cover our distributions until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. We began generating cash flow from operations on April 5, 2013, the date of our first investment. For the period from April 5, 2013 through September 30, 2013, we declared distributions of $187,227 compared to cash provided by operations of $43,800. The remaining $143,427, or 76.6%, excluding the September distribution declared of $81,551, was paid using proceeds from our Offering, including proceeds received from the sale of shares to our Sponsor. The September 2013 distribution declared will be paid using proceeds from our Offering on October 1, 2013.
Pursuant to our Distribution Support Agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor committed to purchase up to $10.0 million in shares of our common stock at $9.00 per share to provide additional cash to support distributions to our stockholders. Our Sponsor purchased 222,223 shares of our common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. Excluding our Sponsor's purchase of shares to satisfy the minimum offering requirement, our Sponsor purchased an additional 3,069 shares of our common stock for $27,618 for the three and nine months ended September 30, 2013. The sale of shares results in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Borrowings could adversely affect our operating results, may require us to sell properties and could adversely affect our ability to make or sustain distributions to our stockholders.

From time to time, we may borrow on our facility to finance future activities. In November 2013, we obtained a corporate credit facility, which we refer to as our Facility. Our Facility contains affirmative and negative covenants, initially provides for up to $25.0 million to finance our activities and also provides for potential availability of up to $100.0 million upon satisfaction of certain conditions. We may borrow under our Facility to finance acquisitions of properties or origination of borrowings, as well as other limited purposes. Borrowings under our Facility and our other existing and future borrowings subject us to many risks, including the risks that:

•
our Facility is full recourse to us and we may enter into additional recourse borrowings in the future which obligate us to pay these borrowings even if the underlying collateral is insufficient to cover such recourse borrowings;

•	our cash flow from operations will be insufficient to make required payments of principal and interest;

•	our borrowings may increase our vulnerability to adverse economic and industry conditions;

•
we may be required to dedicate a substantial portion of our cash flow from operations to payment of our borrowings, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes;

•
we may increase the percentage of distributions sourced from the proceeds of our continuous public offering or our DRP as cash flow from operations available for distribution to our stockholders reduces due to payments on our borrowings;

•
we will be subject to restrictive covenants that require us to satisfy and remain in compliance with certain financial requirements or that impose limitations on the type or extent of activities we conduct; and

•	the terms of our borrowings may limit our ability to make distributions to our stockholders.

If we do not have sufficient funds to repay our borrowings at maturity, it may be necessary to refinance these borrowings through additional borrowings or private or public offerings of debt or equity securities and we may be unable to do so on favorable terms or at all. If we are unable to refinance our borrowings or raise additional equity on acceptable terms, we may be forced to dispose of all or a substantial number of investments on disadvantageous terms, resulting in significant losses. To the extent we cannot meet any future borrowing obligations, we will risk losing some or all of our investments that may be pledged under our Facility.

Compliance with covenants in our Facility and other borrowings may limit our ability to operate our business and impair our ability to make distributions to our stockholders.

The terms of our Facility and other borrowings may require us to comply with certain financial and other covenants, including covenants that:

•	require us to maintain a minimum debt service coverage ratio, level of tangible net worth and level of liquidity;

•	require us to raise a certain amount of net proceeds from our continuous public offering;

•	limit our ability to make certain investments;

•	prevent us from incurring total borrowings in excess of a percentage of our total asset value;

•
prohibit us from making distributions to our stockholders in excess of the greater of the regular declared dividends payable to our stockholders and the minimum distributions required under the Code to enable us to qualify and continue to qualify as a REIT for U.S. federal income tax purposes and prohibit us from making any distributions to stockholders upon an acceleration of an event of default;

•	require us to adhere to certain concentration limitations and performance metrics of assets comprising the collateral pool securing our Facility; and

•	limit our ability to engage in a change in control transaction without causing the amounts outstanding under our Facility to become immediately due and payable without the consent of our lender.

These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenues. If we fail to comply with any of these requirements, then the related borrowings could become immediately due and payable. We cannot assure you that we could pay all of our borrowings if they became due or that we could continue in that instance to make distributions to our stockholders and maintain our REIT qualification.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended, or Securities Act.
Use of Proceeds from Registered Securities

On August 7, 2012, our registration statement on Form S-11 (File No. 333-170802), covering our Offering of up to 110,526,315 shares of common stock, of which up to 100,000,000 shares of common stock would initially be offered pursuant to our Primary Offering and up to 10,526,315 shares of common stock would initially be offered pursuant to our DRP, was declared effective under the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering up to 100,000,000 shares of common stock at an aggregate offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers, and up to 10,526,315 shares of common stock pursuant to our DRP at an aggregate offering price of $100.0 million, or $9.50 per share. As of September 30, 2013, our Advisor incurred organization and offering costs on our behalf of $2.7 million. These costs are recorded by us to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from our Primary Offering. We record organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. For the nine months ended September 30, 2013, we incurred $0.3 million of organization and offering costs.

As of September 30, 2013, we incurred $1.2 million in selling commissions, $0.5 million in dealer manager fees and $0.3 million of other offering costs in connection with the issuance and distribution of our registered securities.

As of September 30, 2013, we issued 1.9 million shares of common stock and raised gross proceeds of $19.1 million in connection with our Offering. From the commencement of our Offering through September 30, 2013, the net proceeds to us after deducting the total expenses incurred described above, were $17.1 million. From the commencement of our Offering through September 30, 2013, we used proceeds of $11.1 million to purchase a real estate debt investment and $0.1 million to pay our Advisor an acquisition fee.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We adopted our share repurchase program, or our Share Repurchase Program, effective August 7, 2013, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder's death or disability, if the disability is deemed qualifying by our board of directors, in their sole discretion, and after receiving written notice from the stockholder or the stockholder's estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days' notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days' prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. For the nine months ended September 30, 2013, there were no unfulfilled repurchase requests.
 As of September 30, 2013, we had not repurchased any shares pursuant to our Share Repurchase Program.

Item 5.	Other Information

(a)The information under the heading “Credit Facility” in Note 9 (Subsequent Events) to our unaudited consolidated financial statements included in Part I of this Form 10-Q is hereby incorporated by reference into this Item 5 of Part II of this Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 7 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

3.2
Certificate of Correction of the Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference)

3.3
Fourth Amended and Restated Bylaws of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and incorporated herein by reference)

10.1
Second Amendment to Mortgage Participation Agreement, dated as of August 2, 2013, by and between NRFC Cedar Creek Holdings LLC, as Noteholder, NRFC Cedar Creek Holdings, LLC, as Participation A-1 Holder, and NS Healthcare Loan Holdings, LLC, as Participation A-2 Holder (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and incorporated herein by reference)

10.2
Third Amendment to Mortgage Participation Agreement, dated as of August 16, 2013, by and between NRFC Cedar Creek Holdings LLC, as Noteholder, NRFC Cedar Creek Holdings, LLC, as Participation A-1 Holder, and NS Healthcare Loan Holdings, LLC, as Participation A-2 Holder (filed as Exhibit 10.13 to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.3
Termination of Mortgage Participation Agreement, dated as of September 13, 2013, by and between NRFC Cedar Creek Holdings LLC, as Participation A-1 Holder, and NS Healthcare Loan Holdings, LLC, as Participation A-2 Holder (filed as Exhibit 10.14 to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.4*
Credit Agreement, dated as of November 13, 2013, by and among NorthStar Healthcare Income Operating Partnership, LP, KeyBank National Association, the other lending institutions which are parties thereto and the other lending institutions that may become parties thereto

10.5*
Unconditional Guaranty of Payment and Performance, dated as of November 13, 2013, made by NorthStar Healthcare Income, Inc. and each additional guarantor that may become a party thereto in favor of KeyBank National Association

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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2013; (iv) Consolidated Statements of Equity as of September 30, 2013 (unaudited), December 31, 2012 and December 31, 2011; (v) Consolidated Statement of Cash Flows (unaudited) for the nine months ended September 30, 2013; and (vi) Notes to Consolidated Financial Statements (unaudited)

*	Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	November 14, 2013	By:	/s/ DANIEL R. GILBERT
			Name:	Daniel R. Gilbert
			Title:	Chief Executive Officer
		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer