Form 10-K
period 2013-12-31
NorthStar Healthcare Income, Inc.
filed 2014-03-07
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There is no established trading market for the registrant’s common stock, and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 17,449,353 shares outstanding as of March 4, 2014.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information.  Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the real estate industry, including healthcare real estate;

•	our ability to successfully complete a continuous, public offering;

•	our ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with our target asset classes;

•	access to debt capital at rates that will allow us to meet our target returns;

•	our liquidity;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the performance of our advisor and our sponsor;

•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor’s ability to source and close on attractive investment opportunities on our behalf;

•	the impact of our sponsor’s planned spin-off of its asset management business, which will include our advisor;

•	our advisor’s ability to attract and retain sufficient personnel to support our growth and operations;

•	the lack of a public trading market for our shares;

•	our limited operating history;

•	our sponsor’s ability, from time to time, to purchase assets identified on our behalf;

•
the impact of market and other conditions influencing the availability of debt versus equity investments and performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•	the impact of a loss on our initial investments prior to the time we hold a diversified portfolio of investments, which could be severe;

•
the impact of economic conditions on the borrowers of the debt we originate and acquire and the mortgage loans underlying the healthcare-related commercial mortgage-backed securities in which we invest;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	availability of opportunities to acquire, including our advisor’s ability to source and close on debt, equity and securities investments in the healthcare real estate sector;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor’s due diligence to identify all relevant facts in our underwriting process or otherwise;

•	tenant/operator or borrower defaults or bankruptcy;

•	illiquidity of properties in our portfolio;

•	environmental compliance costs and liabilities;

•	whether we will realize the benefits of the partnership with James F. Flaherty III, our Chief Executive Officer and President;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

•	the impact of any conflicts arising among us and our sponsor and its affiliates;

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
The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 11. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1. Business

References to “we,” “us” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries, in all cases acting through its external advisor, unless context specifically requires otherwise.
Overview
NorthStar Healthcare Income, Inc. was formed in October 2010 as a Maryland corporation. We were formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate debt, equity and securities investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities that may have an emphasis on private pay patients. We intend to qualify as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2013.
We are externally managed by NorthStar Healthcare Income Advisor, LLC, or our Advisor, and have no employees. Our Advisor uses the investment and other professionals of NorthStar Realty Finance Corp., or our Sponsor, to manage our business. Our Advisor is currently a subsidiary of our Sponsor. Our Sponsor is a diversified commercial real estate investment and asset management company publicly traded on the New York Stock Exchange, or the NYSE, and was formed in October 2003.
On December 10, 2013, our Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into an independent publicly-traded company, NorthStar Asset Management Group Inc., or NSAM, in the form of a tax-free distribution.  On February 5, 2014, NSAM filed a registration statement on Form 10 with the Securities and Exchange Commission, or the SEC, to register shares of NSAM’s common stock.  The spin-off is expected to be completed in the second quarter of 2014 and our Sponsor expects shares of NSAM common stock to be listed on the NYSE. Following the completion of the spin-off of NSAM, our Advisor will be a subsidiary of NSAM. We expect this transaction to have no impact on our operations.
Our primary business objectives are to originate and acquire a diversified portfolio of healthcare-related debt and equity investments, with a focus on the mid-acuity senior housing sector that we expect will generate attractive risk-adjusted returns, stable cash flow and distributions and provide downside protection to our stockholders. We will also seek to realize growth in the value of some of our investments due to asset appreciation and/or timing their sale to maximize value. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships and market leading real estate and healthcare experience and credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate and healthcare fundamentals and ability to apply similar underwriting, portfolio management skills and servicing disciplines. We believe this combination of skills provides us the flexibility to invest across the real estate capital structure. Given the present dynamics in the healthcare real estate sector, we currently believe the most compelling investment opportunities are real estate equity.
In October 2010, as part of formation, we issued 22,223 shares of common stock to our Sponsor for $0.2 million, or our Initial Shares. On August 7, 2012, our registration statement on Form S-11 filed with the SEC was declared effective. We are offering a maximum of 110,526,315 shares of common stock, excluding our Initial Shares, in a continuous, public offering, of which up to 100,000,000 shares are being offered pursuant to our primary offering, or our Primary Offering, and up to 10,526,315 shares are being offered pursuant to our distribution reinvestment plan, or our DRP, and are herein collectively referred to as our Offering. At that time, we retained NorthStar Realty Securities, LLC, or our Dealer Manager, and a wholly-owned subsidiary of our Sponsor, to serve as our dealer manager of our Primary Offering. Our Dealer Manager is responsible for marketing our shares being offered pursuant to our Primary Offering.
On February 11, 2013, we commenced operations by satisfying our minimum offering requirement in our Primary Offering as a result of our Sponsor purchasing an additional 222,223 shares of common stock for $2.0 million. From inception through March 4, 2014, we raised total gross proceeds of $173.5 million, excluding proceeds from our Initial Shares.
We intend to use leverage as a part of our investment strategy. We intend to pursue a variety of financing arrangements such as mortgage notes, credit facilities, securitized financing transactions and other term borrowings. In November 2013, we entered into a corporate credit facility agreement with initial capacity of $25.0 million and up to $100.0 million to finance real estate investments and first mortgage loans secured by healthcare real estate. In February 2014, we increased the initial capacity to $100.0 million with up to $200.0 million of potential capacity.

Our Investments
The following table presents our investments as of March 4, 2014:

Investment Type:	Number	Principal Amount/ Cost(1)(2)	% of Total
Real estate debt
First mortgage loans	2	$25,887,000	15.5%
Subtotal real estate debt	2	25,887,000	15.5%

Real estate equity (3)
Assisted living facilities	5	62,983,978	37.7%
Memory care facilities	2	20,997,652	12.5%
Independent living facilities	2	57,196,202	34.3%
Subtotal real estate equity	9	141,177,832	84.5%
Total investments	11	$167,064,832	100.0%
____________________________________

(1)	Based on principal amount for real estate debt and cost for real estate equity investments, which includes net purchase price allocation related to net intangibles and other assets, if any.

(2)	Includes $84.8 million of real estate equity and $14.6 million of real estate debt investments made in 2014.

(3)	Classification based on predominant services provided, but may include other services.
The following presents our investment diversity across property type and geographic location based on principal amount or cost:

Total Investments by Property Type(1)	Total Investments by Geographic Location

_________________________________

(1)
Classification based on predominant services provided, but may include other services: assisted living facility, or ALF, memory care facility, or MCF, skilled nursing facility, or SNF, and independent living facility, or ILF.

For financial information regarding our reportable segments, refer to Note 11. “Segment Reporting” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data.”

Underwriting Process
Our Advisor uses a rigorous investment and underwriting process that has been developed and utilized by our senior management team leveraging their extensive commercial and healthcare real estate expertise over many years and real estate cycles, which focuses on some or all of the following factors designed to ensure each investment is being evaluated appropriately: (i) macroeconomic conditions that may influence operating performance, including demographic trends; (ii) fundamental analysis of underlying real estate, including operator rosters, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in the market; (iii) real estate market factors that may influence the economic performance of the collateral including leasing conditions; (iv) the operating expertise and financial strength and reputation of the borrower, operator or partner; (v) the cash flow in place and projected to be in place over the term of the investment and potential return; (vi) the appropriateness of the business plan and estimated costs associated with operator buildout, repositioning or capital improvements; (vii) an internal and third-party valuation of the property, the investment basis relative to the competitive set of comparable investments and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties and markets; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; and (xi) the tax and accounting impact.
Real Estate Debt
Overview
Our real estate debt investment strategy is focused on originating, acquiring and asset managing debt secured by healthcare properties with a focus on the mid-acuity senior housing sector primarily including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate senior or subordinate interests in the loans, if desired. Further, it facilitates a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity for us to earn origination and other fees.
Our Portfolio
As of March 4, 2014, $25.9 million, or 15.5%, of our assets were real estate debt secured by healthcare facilities. As of March 4, 2014, our real estate debt investments consisted of two loans, with a weighted average extended maturity of 4.4 years.
Real Estate Equity
Overview
Our real estate equity investment strategy is focused on acquiring healthcare properties or interests in healthcare properties, with a focus on the mid-acuity senior housing sector, which we define as ALF, MCF, SNF and ILF, that may have an emphasis on private pay patients. We may also acquire facilities that rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities. We also pursue joint venture and wholly-owned investment opportunities using the structure proposed in the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA. Our real estate equity investments that operate under the RIDEA structure generate resident level income from short-term residential agreements and incur customary related operating expenses. The investments typically have the potential to appreciate in value and therefore help overcome our upfront fees and expenses.
Our Portfolio
As of March 4, 2014, $141.2 million, or 84.5%, of our assets were investments in healthcare real estate equity and consisted of nine healthcare properties with an average investment size of $15.7 million. Our healthcare real estate portfolio was 100.0% leased to three operators, with a 7.9 year weighted average remaining lease term. Our real estate equity portfolio consists of 846 units, including 368 ILF units, 326 ALF units and 152 MCF units.

The following table presents our real estate equity investments as of March 4, 2014:

Property Type(1)	Number of Properties	Cost	% of Total
ALF	5	$62,983,978	44.6%
MCF	2	20,997,652	14.9%
ILF	2	57,196,202	40.5%
Total	9	$141,177,832	100.0%
____________________________________

(1)	Classification based on predominant services provided, but may include other services.

Healthcare-Related Securities
Our healthcare-related securities investment strategy will be focused on investing in and asset managing healthcare-related securities, primarily including, commercial mortgage-backed securities, or CMBS, and may include other healthcare-related securities, backed primarily by loans secured by a variety of healthcare properties. We expect that this asset class will be less than 10% of our total portfolio and we currently do not have any securities investments.
Financing Strategy
We use investment-level financing as part of our strategy and we seek to match fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our Advisor is responsible for managing such refinancing and interest rate risk on our behalf. We intend to pursue a variety of financing arrangements such as mortgage notes, credit facilities, securitization financing transactions and other term borrowings. While we will continue to seek and prefer long-term, non-recourse financing, including non mark-to-market financing that may be available through securitization, we expect that we may also need to use some level of recourse financing at least in the near term given the current market environment.
In November 2013, we entered into a corporate credit facility agreement with initial capacity of $25.0 million and up to $100.0 million to finance real estate investments and first mortgage loans secured by healthcare real estate. In February 2014, we increased the initial capacity to $100.0 million with up to $200.0 million of potential capacity.

Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, including cash, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates.
We seek assignable long-term, non-recourse, non-mark to market financing. We also seek to match the term of the financing with the lease term of our healthcare properties.
Portfolio Management
Credit risk management is the ability of our Advisor to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value.  Our Advisor uses many methods to actively manage our asset base to preserve our income and capital. For real estate debt and equity investments, frequent re-underwriting and dialogue with borrowers/operators/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. In addition, our Advisor considers the impact of regulatory changes on operator performance and property values. Our Advisor maintains a comprehensive portfolio management process that includes day-to-day oversight by its portfolio management and servicing team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that its carrying value may not be recoverable. In conducting these reviews, we consider U.S. macroeconomic factors, including real estate sector conditions, together with asset and market specific circumstances among other factors.
Each of our debt investments is secured by healthcare real estate collateral and requires customized portfolio management and servicing strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and the financial condition of our collateral and our borrowers’/operators’ ability to further support the collateral. Further, many of our investments may be considered transitional in nature because the business plan is to re-position, re-develop or otherwise lease-up the property in order to improve the collateral.  At the time of origination or acquisition, the underlying property revenues may not be sufficient to support debt service, lease payments or generate positive net operating income.  The business plan may necessitate an interest or lease reserve or other reserves, whether through proceeds from our loans, borrowings, offering proceeds or otherwise, to support debt service or lease payments and capital expenditures during the implementation of the business plan. There may also be a requirement for the borrower, operator, guarantor or us, to refill these reserves should they become deficient during the applicable period for any reason.
As of December 31, 2013, all of our investments were performing in accordance with the contractual terms of its governing documents, consistent with its underwriting. However, there can be no assurance that these investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
Independent Directors’ Review of Our Policies
As required by our charter, our independent directors have reviewed our policies, including but not limited to our policies regarding investments, leverage, conflicts of interest and investment allocation, and determined that they are in the best interests of our stockholders. Our key policies that provide the basis for such determination are summarized herein.
Regulation
We are subject, in certain circumstances, to supervision and regulation by state and federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate our public disclosures, reporting obligations and capital raising activity;

•	require compliance with applicable REIT rules;

•
regulate healthcare operators, including those in the senior housing sector that may be our borrowers or operators, with respect to licensure, certification for participation in government programs and relationships with patients, physicians, tenants and other referral sources;

•	establish loan servicing standards;

•	regulate credit granting activities;

•	require disclosures to customers;

•	govern secured transactions; and

•	set collection, taking title to collateral, repossession and claims-handling procedures and other trade practices.
Although most states do not regulate commercial and healthcare real estate finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to loans.
Healthcare, including the senior housing sector, remains a dynamic, evolving industry subject to a wide variety of complex state and federal regulations and laws that affect the operation of our healthcare facilities and the reimbursement paid to our operators. Our operators are subject to licensing and certification requirements, the requirements of governmental reimbursement programs such as Medicare or Medicaid, fraud and abuse regulations and enforcement actions, and new legislative developments affecting the senior housing sector. For instance, the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, is a complex law with limited implementing regulations and interpretive guidance. Some provisions of the Patient Protection and Affordable Care Act affecting us, our healthcare properties and our operators have been implemented. These provisions include new nursing home transparency requirements, expanded civil monetary penalties and new requirements related to identified overpayment reporting and repayment. Other provisions of the law have not yet been implemented. It is impossible to predict the content and timing of future regulations or additional health reform legislation.
In addition, we expect that a majority of our senior housing facilities may be private pay facilities, meaning that a portion of the payment will come from sources other than Medicare and Medicaid. However, payment may also come from Medicare and Medicaid. The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly and certain disabled persons. The Medicaid program is a joint federal/state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind or disabled individuals and members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative regulations and rulings, interpretation and discretion that may affect payments made to providers under these programs. The amounts of Medicare and Medicaid program payments received by our operators can be changed by legislative or regulatory actions and by determinations made by fiscal intermediaries, Medicare administrative contractors and other payment agents acting on behalf of the programs. Our senior housing facilities and the operators of the facilities underlying our healthcare real estate debt or equity investments are affected by existing laws and regulations and could be materially affected by future regulations and legislation affecting the senior housing sector. For more information, refer to Item 1A. “Risk Factors - Risks Related to the Healthcare Industry and Our Investments in Mid-Acuity Senior Housing and Other Healthcare Properties.”
We believe that we are not, and intend to conduct our operations so as not to become, regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely on current interpretations of the staff of the SEC, in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors-Maintenance of our Investment Company Act exemption imposes limits on our operations.” Further, we intend to continue to operate our business consistent with our original business strategy which we believe will not require our Advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act.
We intend to make an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with our taxable year ended December 31, 2013. If we qualify as a REIT for federal income tax purposes, we will generally not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders in an amount equal to or greater than our REIT taxable income. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and intend to operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to qualify as a REIT for federal income tax purposes thereafter.
In the judgment of management, while we do incur significant expense complying with the various regulation to which we are subject, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.
For additional information regarding regulations applicable to us, see Item 1A. “Risk Factors.”
Competition
Although we continue to see a robust pipeline of opportunities to invest capital, we are subject to increased competition in seeking healthcare-related real estate investments. We compete with many third parties engaged in healthcare-related investment activities including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private equity funds and other investors. Some of these competitors, including other REITs and private real estate companies and funds, have substantially greater financial resources than we do. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Future competition from new market entrants may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower margin over our borrowing costs, making it more difficult for us to originate or acquire new investments on attractive terms. We compete, primarily on the basis of price, available capital, knowledge of the industry and flexibility of financing structure, with real estate partnerships, other REITs and other lenders (including, but not limited to, banks and insurance companies) in the acquisition and financing of healthcare real estate assets. Among the factors adversely affecting our ability to compete are the following:

•	we may have less knowledge than our competitors of certain markets in which we seek to purchase, develop or finance facilities;

•	many of our competitors have greater financial and operational resources than we have; and

•	our competitors or other entities may determine to pursue a strategy similar to ours.
To the extent that properties experience vacancies in our healthcare portfolio, we compete on a local and regional basis with operators of properties that provide comparable services. Our healthcare investments compete for operators and staff based on quality of care, reputation, physical appearance of properties, services offered, family preference, physicians, staff and price. They compete with independent operators as well as companies managing multiple properties, some of which may be larger and have greater resources than our operators. Some of these properties are operated for profit while others are owned by governmental agencies or tax-exempt, non-profit organizations.
Employees
As of December 31, 2013, we have no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.

Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors. The audit committee of our board of directors is composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of ethics, which delineate our standards for our officers and directors.
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
Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected.
Risks Related to Our Business
The commercial real estate finance industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.
Our business and operations are dependent on the commercial real estate finance and healthcare industries generally, which in turn is dependent upon broad economic conditions in the United States and abroad. The U.S. economy improved in 2013 but at a slower than expected pace. Challenges still remain due to the uncertainty of the political climate, including federal budget deficits, debt ceiling, gridlock, Federal Reserve policy, concern with emerging market economies and other matters and their impact to the U.S. economy. We would expect this dynamic along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, to continue to cause periodic volatility in the market for some time which in turn could impact the commercial real estate industry generally and our business and operations specifically. Adverse conditions in the commercial real estate finance and healthcare industries could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new debt and acquire other investments and otherwise negatively impacting our operations.
Challenging economic and financial market conditions could significantly reduce the amount of income we earn on our investments and further reduce the value of our investments.
Challenging economic and financial market conditions may result in delinquencies, non-performing assets and taking title to collateral and a decrease in the value of the property or other collateral which secures our investments, all of which could adversely affect our results of operations. We may incur substantial loan losses and need to establish significant provision for loan losses even with respect to loans that are performing in accordance with their contractual terms and consequently do not constitute non-performing loans. Loan defaults result in a decrease in interest income and may require the establishment of, or an increase in provision for loan losses. The decrease in interest income resulting from a loan default may continue for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal amount, accrued interest and default interest due on a defaulted loan. Legal proceedings, which may include taking title to collateral and bankruptcy proceedings, are expensive and time consuming and may not result in the recovery of our principal. The decrease in interest income and the costs involved in pursuing our legal remedies will reduce the amount of cash available to meet our expenses and adversely impact our liquidity and operating results.
We primarily originate, acquire and asset manage a diversified portfolio of debt and equity investments in healthcare real estate, with a focus on the mid‑acuity senior housing sector. As a result of the economic and market conditions, the value of collateral securing any of our investments could decrease below the outstanding principal amount of such investment. In addition, revenue on the properties and other assets underlying any investments we may make could decrease, making it more difficult for borrowers and operators to meet their payment obligations to us. Each of these factors would increase the likelihood of default and taking title to collateral, which would likely have a negative impact on the value of our portfolio.

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
These conditions, or similar conditions that may exist in the future, may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders. Among other potential consequences, the recent economic slowdown may materially adversely affect:

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

•
the value of our healthcare real estate and the ability of our borrowers, and in certain circumstances, our ability to dispose of these assets at attractive prices or to obtain financing collateralized by these assets; and

•
the value and liquidity of our long-term and short-term investments and cash deposits, including as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors.

Risks Related to the Healthcare Industry and Our Investments in Mid-Acuity Senior Housing and Other Healthcare Properties
The healthcare industry is highly competitive and we expect it to become more competitive.
The healthcare industry is highly competitive and we expect that it may become more competitive in the future. The operators of the properties we own or lend to compete with numerous other companies that provide long-term care alternatives such as home healthcare agencies, life care at home, facility-based service programs, retirement communities and other independent living, assisted living and skilled nursing providers, including not-for-profit entities. In general, regulatory and other barriers to competitive entry in the assisted living and independent living segments of the healthcare industry are not substantial, although there are often regulatory barriers to the development of skilled nursing facilities. Consequently, our operators may encounter increased competition that could limit their ability to attract new residents, raise resident fees or expand their businesses, which could adversely affect our revenues and earnings.
Our failure or the failure of our operators to comply with licensing and certification requirements, the requirements of governmental reimbursement programs such as Medicare or Medicaid, fraud and abuse regulations or new legislative developments may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
We or our operators, as the case may be, are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. With respect to our healthcare properties held and operated through net lease structures, we have no direct control over our operators’ ability to meet the numerous federal, state and local regulatory requirements. Changes in these laws and regulations could negatively affect the ability of our operators to make lease payments to us and our ability to make distributions to stockholders. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. In addition, failure to comply with these laws, requirements and regulations may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders. In particular:

•
Licensing and Certification. We, our operators and our healthcare properties are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically surveyed by them to confirm compliance. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of reimbursement payments until all licensure or certification issues have been resolved and the necessary licenses or certification are obtained or reinstated. Our healthcare properties may require governmental approval in the form of a certificate of need, or CON, that generally varies by state and is subject to change, prior to the addition of new beds, the addition of service or certain capital expenditures. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State licensing laws require operators of healthcare facilities to comply with extensive standards governing operations. State agencies administering those laws regularly inspect such facilities and investigate complaints. Failure to meet all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for healthcare services. In such event, revenues from those facilities could be reduced or eliminated for an extended period of time or permanently. Transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

•
Medicare and Medicaid. Generally, a portion of the revenue from the operation of our healthcare properties (and a significant portion of the revenue in the case of a skilled nursing facility) is derived from governmentally‑funded reimbursement programs, primarily Medicare and Medicaid, and failure to maintain enrollment and participation in these programs would result in a loss of funding from such programs. Moreover, federal and state governments have adopted and continue to consider various reform proposals to control healthcare costs. In recent years, there have been fundamental changes in the Medicare program that have resulted in reduced levels of payment for a substantial portion of healthcare services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred by our operators in providing care to patients. In addition, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. Governmental concern regarding healthcare costs and their budgetary impact and Medicare and Medicaid program integrity reviews and associated recoupment may result in significant reductions in payments to our operators, and future reimbursement rates for either governmental or private payors may not be sufficient to cover cost increases in providing services to patients. Exclusion, debarment, suspension or other ineligibility to participate in federal healthcare programs or any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could cause our or our operator’s revenue and the value of the affected healthcare properties to decline.

•
Fraud and Abuse Laws and Regulations. There are complex federal and state laws governing a wide array of referrals, financial relationships and arrangements involving healthcare providers and prohibiting fraudulent activities by such providers. Among other things, these laws prohibit financial inducements for referrals, filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund identified overpayments or improper payments. Governments are devoting increasing attention and resources to anti-fraud investigations and enforcement actions against healthcare providers. The Office of the Inspector General of the U.S. Department of Health and Human Services has announced a number of new and ongoing audits and evaluations to study instances of potential Medicare and Medicaid overbilling and/or fraud. Violations of these laws may subject persons and entities to, among other things, civil monetary penalties, criminal penalties and termination from participation in Medicare, Medicaid and other federally funded healthcare programs. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and, if the government intervenes, share a portion of the federal government’s recovery. Because of these incentives, these so-called “whistleblower” suits have become more frequent. The violation of any of these laws or regulations by us or by any of our operators may result in the imposition of significant monetary damages, fines and other penalties.

•
Other Laws. Other laws impact how we and our operators conduct business. Those laws include but are not limited to: federal and state laws designed to protect the confidentiality and security of patient health information; state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting the management of our healthcare properties and equipment and how our operators generally conduct their operations, such as fire, health and safety, and environmental laws; federal and state laws affecting healthcare facilities mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration.

•	Legislative and Regulatory Developments. Legislative proposals are often introduced or proposed in Congress and in some state legislatures that would effect changes in the healthcare system.
The healthcare industry is heavily regulated. New laws or regulations such as the healthcare reform law and related regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our operators to make rent payments to us.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. Healthcare operators, including those in the senior housing sector, generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our operators to make lease payments to us and our ability to make distributions to stockholders.

Many of our targeted properties and their operators may require a license, or CON, to operate. Failure to obtain a license or CON, or loss of a required license, or CON, would prevent a facility from operating in the manner intended by the operator. These events could materially adversely affect our operators’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our development of facilities or the operations of our operators.
State CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our operators’ abilities to make rent payments to us.
In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new licensure and, in some states, new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to stockholders.
In addition, the Patient Protection and Affordable Care Act has not yet been fully implemented. To the extent it has been implemented, there are limited regulations and interpretative guidance. It is impossible to predict the content and timing of future regulations or additional health reform legislation. Future changes could negatively affect our operators’ abilities to make rent payments to us, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Comprehensive healthcare reform legislation could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to stockholders.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 which in part modified the Patient Protection and Affordable Care Act. Together, the two laws serve as the primary vehicle for comprehensive healthcare reform in the United States and are becoming effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The healthcare reform legislation includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the healthcare reform legislation expands reporting requirements and responsibilities related to property ownership and management, patient safety and care quality. In the ordinary course of their businesses, our operators may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our operators’ ability to participate in federal health programs may be adversely affected. In addition, the healthcare reform legislation contains new initiatives to strengthen post-acute care services and promote relationships between acute and post-acute care providers. If our operators fail to strengthen or maintain their relationships with acute care providers, the operators’ revenues could decline which could ultimately have an impact on their ability to pay rent. Moreover, there may be other aspects of the healthcare reform legislation for which regulations have not yet been adopted. All of these provisions of the healthcare reform legislation including those that have yet to be adopted, could materially and adversely affect our operators, and therefore our business, financial condition, results of operations and ability to pay distributions to stockholders.
State law may limit the availability of certain types of healthcare facilities for our acquisition or development and may limit our ability to replace obsolete properties.
CON laws may impose investment barriers for us. Some states regulate the supply of some types of healthcare facilities, such as skilled nursing facilities or assisted living facilities, through CON laws. A CON typically is a written statement issued by a state regulatory agency evidencing a community’s need for a new, converted, expanded or otherwise significantly modified healthcare facility or service which is regulated pursuant to the state’s statutes. These restrictions may create barriers to entry or expansion and may limit the availability of properties for our acquisition or development. In addition, we may invest in properties which cannot be replaced if they become obsolete unless such replacement is approved or exempt under a CON law.
Our operators are faced with increased litigation and rising insurance costs that may affect their ability to make their lease or mortgage payments.
In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities and these groups have brought litigation against operators. Also, in several instances, private litigation by patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs incurred by our operators for monitoring and reporting quality of care compliance. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Continued cost increases could cause our operators to be unable to make their lease or mortgage payments, potentially decreasing our revenue and increasing our collection and litigation costs. Moreover, to the extent we are required to take back the affected facilities, our revenue from those facilities could be reduced or eliminated for an extended period of time.
Some operators of our mid-acuity senior housing and other healthcare properties are subject to fraud and abuse laws, the violation of which by an operator may jeopardize the operator’s ability to make rent payments to us.
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
These laws include, but are not limited to:

•
the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation, inducement or receipt of any form of remuneration in return for the referral or recommendation for ordering of any item or service reimbursed by Medicare or Medicaid;

•
the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician or an immediate family member, has a financial relationship;

•
the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and

•	the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.
Each of these laws includes criminal and civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our operators could jeopardize that operator’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Economic downturns, weakness in the housing and equity markets, lowered consumer confidence and other events could adversely affect the ability of seniors to afford the entrance fees or monthly resident fees for our healthcare facilities and, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Costs to seniors associated with independent and assisted living services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to pay the entrance fees and monthly resident fees for the mid-acuity type senior housing facilities we acquire. Economic downturns, softness in the housing market, lower levels of consumer confidence, reductions or declining growth of government entitlement programs (such as social security benefits), stock market volatility, changes in demographics and other events could adversely affect the ability of seniors to afford the entrance fees or monthly resident fees for our healthcare facilities. If our operators are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other services provided by our operators at our mid-acuity senior housing facilities we acquire, our occupancy rates could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition and our ability to make distributions to stockholders.
The inability of seniors to sell real estate may delay their moving into our facilities which could materially adversely affect our occupancy rates and our business, financial condition and results of operations and our ability to make distributions to stockholders.
The recession followed by a period of slow economic growth has negatively affected the U.S. housing market, with certain geographic areas experiencing more acute deterioration than others. Downturns in the U.S. housing market could adversely affect the ability (or perceived ability) of seniors to afford entrance fees and monthly resident fees at our mid-acuity senior housing facilities we acquire, as potential residents frequently use the proceeds from the sale of their homes to cover the costs of these fees. Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into our facilities or finance their stays at our facilities. This could cause the amount of our revenues generated by private payment sources to decline. The U.S. housing market has improved, however, the uncertainty over the federal budget deficit, political gridlock and many other factors continue to weigh on the markets and the economy. If the housing market does not continue to improve or again declines, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.
The recession and subsequent slow recovery of the U.S. economy continues to affect state budgets, which may put pressure on states to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment, declines in family incomes and eligibility expansions authorized by the healthcare reform law. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under the federal Medicare program, state Medicaid programs and other healthcare-related programs. Potential reductions in reimbursements under these programs could negatively impact the ability of our operators and their ability to meet their obligations to us.
Possible changes in the acuity profile of our residents as well as payor mix and payment methodologies may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
The sources and amounts of our revenues from our healthcare property portfolio are determined by a number of factors, including licensed bed capacity, occupancy, the acuity profile of residents and the rate of reimbursement. Changes in the acuity profile of the residents as well as payor mix among private pay, Medicare and Medicaid may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
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
Healthcare properties, including private pay senior housing facilities, are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times operator-specific. A new or replacement operator may require different features in a property, depending on that operator’s particular operations. If a current operator is unable to pay rent and vacates a property, we may incur substantial costs to modify a property for a new operator, or for multiple operators with varying infrastructure requirements, before we are able to release the space. Consequently, our healthcare properties may not be suitable for lease to other operators or for alternative uses without significant costs or renovations, which costs may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to stockholders.
If our operators fail to maintain a positive reputation and cultivate new or maintain existing relationships with residents in the markets in which they operate, our operators’ occupancy percentage, payor mix and resident rates may deteriorate which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
We intend to build relationships with several key operators, which will make us extremely dependent on those select operators. The ability of our operators to obtain and maintain the overall occupancy percentage, payor mix and resident rates at our senior housing and other healthcare facilities, depends on our operators’ reputation in the communities they serve and our operators’ ability to successfully market our facilities to potential residents. A large part of our operators’ marketing and sales effort is directed towards cultivating and maintaining legally compliant relationships with key community organizations that work with seniors, physicians and other healthcare providers in the communities where our facilities are located, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If our operators are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, occupancy rates at our facilities could decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders. Our operators may mismanage our healthcare properties, be subjected to governmental intervention, including shutting down of the facilities and be the subject of negative public news articles and other adverse attention. In such a case, our operators’ ability to continue functioning would be in severe jeopardy and our ability to realize value on our underlying assets could be materially adversely affected.

We may not be able to compete effectively in those markets where overbuilding exists and our inability to compete in those markets may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Overbuilding in the senior housing segment in the late 1990s reduced occupancy and revenue rates at senior housing facilities. This, combined with unsustainable levels of borrowings, forced several operators into bankruptcy. The occurrence of another period of overbuilding could adversely affect our future occupancy and resident fee rates, which in turn could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Our operators may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.
Our operators may be subject to claims that their services have resulted in resident injury or other adverse effects. The insurance coverage maintained by our operators, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and litigation may not, in certain cases, be available to our operators due to state law prohibitions or limitations of availability. As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. From time-to-time, there may also be increases in government investigations of long-term care providers, particularly in the area of Medicare/Medicaid fraud and abuse and resident care, as well as increases in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or government investigation, whether currently asserted or arising in the future, could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a healthcare operator’s financial condition. If a healthcare operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a healthcare operator is required to pay uninsured punitive damages, or if a healthcare operator is subject to an uninsurable government enforcement action, the healthcare operator could be exposed to substantial additional liabilities, which could result in its bankruptcy or insolvency or have a material adverse effect on the healthcare operator’s business and its ability to meet its obligations to us.
Moreover, advocacy groups that monitor the quality of care at healthcare facilities have sued healthcare operators and called upon state and federal legislators to enhance their oversight of trends in healthcare facility ownership and quality of care. In response, the healthcare reform law imposes additional reporting requirements and responsibilities for healthcare operators. Patients have also sued healthcare operators and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. Even if the plaintiffs are not successful in obtaining the awards, the allegations may have an adverse effect on our operators’ reputation and may be detrimental to future operations. This litigation and potential future litigation has materially increased the costs incurred by our operators for monitoring and reporting quality of care compliance. Furthermore, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Compliance with the requirements in the healthcare reform law could increase costs as well. Increased costs could limit our operators’ ability to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs. To the extent we are required to remove or replace an operator, our revenue from the affected property could be reduced or eliminated for an extended period of time.
Delays in our operators’ collection of their accounts receivable could adversely affect their cash flow and financial condition and their ability to meet their obligations to us.
Prompt billing and collection are important factors in the liquidity of our operators. Billing and collection of accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by non-government payors. The inability of our operators to bill and collect on a timely basis pursuant to these regulations and rules or pursuant to any other programs, federal, state or otherwise, could subject them to payment delays that could negatively impact their cash flow and ultimately their financial condition and their ability to meet their obligations to us.
We face increasing competition for the acquisition of senior housing and other healthcare properties which may impede our ability to make acquisitions or may increase the cost of these acquisitions which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
We compete with many other businesses engaged in real estate investment activities for the acquisition of mid-acuity senior housing and other healthcare properties, including local, regional and national operators and acquirers and developers of healthcare real estate. The competition for senior housing and other healthcare properties may significantly increase the price we might pay for a facility or property we seek to acquire and our competitors may succeed in acquiring those facilities or properties themselves. In addition, operators with whom we attempt to do business may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition may result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for healthcare properties, our business, financial condition and results of operations and our ability to make distributions to stockholders may be materially adversely affected.
Adverse trends in healthcare provider operations may negatively affect lease revenues and our ability to make distributions to stockholders.
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
These factors may adversely affect the economic performance of some or all of our senior housing and other healthcare-property operators and, in turn, our lease revenues and our ability to make distributions to stockholders.
Reimbursement rates from third-party payors have been reduced in the past and could be reduced again in the future, which would materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Our ability to generate revenue and income influences the underlying value of our mid-acuity senior housing facilities. With respect to our skilled nursing facilities primarily, these revenues are generally derived from reimbursements paid to our operators. Sources of reimbursements include Medicare, state Medicaid programs, private insurance carriers, healthcare service plans, health maintenance organizations, preferred provider arrangements, self-insured employers and the patients themselves. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to a facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, or the implementation of other measures to reduce reimbursements, have in the past, and could in the future, result in a substantial reduction in our operators’ revenues and, therefore, our operators’ ability to pay rent. Additionally, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. The recently enacted healthcare reform law and regulatory changes could impose further limitations on government and private payments to healthcare providers. The Patient Protection and Affordable Care Act requires annual Medicare provider payment updates, including for skilled nursing facilities, to be reduced by a productivity adjustment based on economy-wide productivity. In 2012, Centers for Medicare and Medicaid reduced overall Medicare payments to skilled nursing facilities by 11% and changed payment and reporting requirements for therapy services. Under the Budget Control Act of 2011, the enforcement mechanism has been triggered so that the U.S. President is required to issue a sequestration order each year for across-the-board federal spending cuts applicable to fiscal years 2013 to 2021. Medicare provider payments are subject to this sequestration. The President issued a sequestration order so that Medicare payments to plans and providers are to be reduced by two percent during this time period. Also, the Bipartisan Budget Act of 2013 extended this sequestration to include fiscal years 2022 and 2023. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Moreover, owners and operators of senior housing facilities continue to experience pressures from private payors attempting to control healthcare costs and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. We cannot assure stockholders that adequate reimbursement levels will continue to be available. We also cannot accurately predict the percentage of revenue that will be generated from our facilities as a result of private pay or government funded reimbursements. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.

The Employee Free Choice Act could substantially increase the cost of doing business by increasing wage and benefit costs.
A number of members of the legislative and executive branches of the federal government have stated that they support the Employee Free Choice Act, which, if enacted, would discontinue the current practice of having an open process where both the union and the employer are permitted to educate employees regarding the pros and cons of joining a union before having an election by secret ballot. Under the Employee Free Choice Act, the employees would only hear the union’s side of the argument before making a commitment to join the union. The Employee Free Choice Act would permit unions to quietly collect employee signatures supporting the union without notifying the employer and permitting the employer to explain its views before a final decision is made by the employees. Once a union has collected signatures from a majority of the employees, the employer would have to recognize, and bargain with, the union. If the employer and the union fail to reach agreement on a collective bargaining contract within a certain number of days, both sides would be forced to submit their respective proposals to binding arbitration and a federal arbitrator would be permitted to create an employment contract binding on the employer. If the Employee Free Choice Act is enacted, a number of the senior housing facilities we will own or seek to acquire could become unionized.
Generally, unionized senior housing employees are subject to a number of work rules which increase expenses and decrease operating margins at unionized facilities. We believe that the unionization of senior housing employees may result in a significant decline in profitability and property value, which could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to stockholders.
Subsidiaries of ours may enter into management contracts with third party independent contractors to manage one or more of our healthcare real estate properties. Such an arrangement could cause us to assume additional operational risks and could also subject us to additional regulation and liability.
RIDEA permits REITs, such as us, to lease healthcare properties that we own or partially own to a taxable REIT subsidiary, or TRS, provided that our TRS hires an independent qualifying management company to operate the facility. This structure would allow us to earn income as a landlord under the lease with our TRS and we can also directly benefit from the cash flow generated by the operation of the facility by owning all or a portion of our TRS. Under the RIDEA lease structure, the independent qualifying management company would receive a management fee from our TRS for operating the facility as an independent contractor. As the owner of the facility contracting out operational responsibility, we may be assuming more of the operational risk relative to other structures since we would be leasing our facility to our own partially or wholly owned subsidiary rather than a third party operator. Our income would be more dependent on occupancy rates, the rates charged to residents and the ability to control operating expenses. Our TRS, and hence we, will be responsible for any operating deficits incurred by the facility.
The operator, which would be our TRS if we use a RIDEA lease structure, of a healthcare facility is generally required to be the holder of the applicable healthcare license, which could subject our TRS, and us (through our ownership interest in our TRS) to various regulatory laws. Most states regulate and inspect healthcare facility operations, construction and the safety of the physical environment. In the event that one or more of our healthcare real estate facilities are out of compliance with the relevant laws, a state may impose upon our TRS (if it is the holder of the healthcare license), penalties such as administrative sanctions, including possibility the termination of government funding (i.e. Medicare or Medicaid), civil monetary penalties and licensure sanctions such as suspension or termination and in certain instances, criminal penalties. Additionally, if our TRS is the holder of the healthcare license, it could have exposure to professional liability claims arising out of an alleged breach of the applicable standard of care rules.
Risks Related to Our Investments
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.
Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will likely reduce our level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our debt investments if the economy weakens and property values decline. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of a default because the value of our collateral may be insufficient to cover our cost. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our investments as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to stockholders.

We are subject to significant competition and we may not be able to compete successfully for investments.
We are subject to significant competition for the acquisition of mid-acuity senior housing and other real estate-related investments in healthcare real estate from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2013 and expect that to continue into 2014. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.
We have no established investment criteria limiting the geographic concentration of our investments. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain of our investments may be secured by a single property or properties in one geographic location and all or a substantial portion of our senior housing and other healthcare investments may be concentrated in a geographic location. These investments carry the risks associated with significant geographical concentration. The likelihood of our investments being secured by a single or multiple properties in one geographic location is greater towards the earlier periods of our Offering until we have raised significant proceeds and made a number of investments. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral.
We have no established investment criteria limiting the size of each investment we make in healthcare-related debt, equity and securities investments. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of stockholders’ investment in us could be significantly diminished.
We are not limited in the size of any single investment we may make and certain of our healthcare-related debt, equity and securities investments may represent a significant percentage of our assets. This concentration risk will always exist, however, it is particularly heightened during the early stages of our Offering, before we have raised significant capital and invested across a diverse portfolio of assets. We may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase our asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. For example, in 2013, we purchased a first mortgage loan with a principal amount of $11.3 million. Should this investment, or any other investment representing a material percentage of our assets, experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of stockholders’ investment in us being diminished. For the year ended December 31, 2013, one debt investment generated all of our interest income.
We may change our investment strategy without stockholder consent and make riskier investments.
We may change our investment strategy at any time without the consent of stockholders, which could result in our making investments that are different from and possibly riskier than the investments described in this Annual Report on Form 10-K. A change in our investment strategy may increase our exposure to interest rate and commercial real estate market fluctuations.
We may not be effective in originating and managing our investments.
We originate and generally manage our investments. Our origination capabilities depend on our ability to leverage our relationships in the market and deploy capital to borrowers and operators that hold properties meeting our underwriting standards. Managing these investments requires significant resources, adherence to internal policies and attention to detail. Managing investments may also require significant judgment and, despite our expectations, we may make decisions that result in losses. If we are unable to successfully originate investments on favorable terms, or at all, and if we are ineffective in managing those investments, our business, financial condition and results of operations could be materially adversely affected.

The debt we originate and invest in and mortgage loans underlying the healthcare-related securities we invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.
Our debt investments are secured by healthcare real estate and are subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by healthcare real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by, each of the following factors, among other things:

•	local, regional or macroeconomic economic conditions;

•	operator mix;

•	success of operator businesses;

•	property management decisions;

•	property location and condition;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	competition from comparable types of properties;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in local, regional, national or international economic conditions and/or specific industry segments;

•	declines in local or regional real estate values;

•	branding, marketing and operational strategies;

•	declines in local or regional rental or occupancy rates;

•	increases in interest rates;

•	changes in public and private reimbursement rates;

•	natural disasters;

•	social unrest and civil disturbances;

•	terrorism; and

•	increases in costs associated with leasing, renovation and/or construction.
Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.
Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

•
If the value of real property or other assets securing our debt or of our equity investments in healthcare properties deteriorates. We expect that our debt and healthcare-related securities investments will generally be directly or indirectly secured by a lien on real property. The occurrence of a default on a debt investment could result in our taking title to collateral. We will not know whether the value of the properties ultimately securing our debt and ultimately securing the mortgage loans underlying our securities will remain at the levels existing on the dates of origination of the underlying debt and the dates of origination of the mortgage loans ultimately securing our securities, as applicable. If the value of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related debt. In this manner, real estate values could impact the value of our debt and securities investments. Our equity investments (investments in real property) may be similarly affected by real estate property values. Therefore, our debt, equity and securities investments will be subject to the risks typically associated with real estate. We expect that our debt investments will be fully or substantially non-recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate‑related assets (including escrowed funds and reserves, if any) collateralizing the debt. For this purpose, we consider debt made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse. We may sometimes also originate debt that is secured by equity interests in the borrowing entities or by investing directly in the owner of the property. There can be no assurance that the value of the assets securing our debt investments will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and as a result of the recent economic recession. Mezzanine loans are subject to the additional risk that senior lenders may be directly secured by the real estate assets of the borrowing entity, whereas the mezzanine loans may be secured by ownership interests in the borrower.

•
If a borrower or guarantor defaults on recourse obligations under a debt investment. We may sometimes obtain personal or corporate guarantees, which will not be secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or “bad boy,” events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. As a result of challenging economic and market conditions, many borrowers and guarantors faced, and continue to face, financial difficulties and were unable, and may continue to be unable, to comply with their financial covenants. If the economy does not strengthen, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our debt and related guarantees.

•
Our due diligence may not reveal all material issues relating to our origination or acquisition of a particular investment. In making an assessment of the strength and skills of the management of the borrower or the tenant of a property and other factors that we believe are material to the performance of the investment and otherwise conducting customary due diligence, we will rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entity. This due diligence may not uncover all material issues relating to such investment and factors outside of our control may later arise. If our due diligence fails to identify issues specific to certain investments, we may be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses.

•
In the event of a default or bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our debt. If a borrower defaults on our debt and the mortgaged real estate or other borrower assets collateralizing our debt are insufficient to satisfy the loan, we may suffer a loss of principal or interest. In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower or the assets of the borrower may not be sufficient to satisfy our debt. In addition, certain of our debt investments may be subordinate to other debt of the borrower. If a borrower defaults on our debt or on debt senior to our debt or in the event of a borrower bankruptcy, our debt will be satisfied only after the senior debt, if any. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant monetary costs and delays associated with the process of taking title to collateral. Borrower bankruptcies and litigation have increased appreciably during the recent economic recession, which may require us to spend significant amounts of money and devote significant senior management resources in order to protect our interests. If the economic markets do not continue to improve, we will experience such costs and delays.

•
In the event provisions of our debt agreements are adjudicated to be unenforceable. Our rights and obligations with respect to our debt investments are governed by loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement or related documentation are unenforceable, such as a loan prepayment provision or the provisions protecting our security interest in the underlying collateral.
Delays in liquidating defaulted debt investments could reduce our investment returns.
If there are defaults under the agreements securing the collateral of our debt investments, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when lenders, such as us, seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to, lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for example, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.
Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to take title to collateral or to realize the obligation secured by the property by obtaining a deficiency judgment.
In the event of any default under our debt investments and in the mortgage loans underlying our healthcare-related securities, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. Certain states in which the collateral securing our debt and securities investments may be located may have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the remedies on such collateral to satisfy the obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender’s realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to take title to collateral or to realize the obligation secured by the property by obtaining a deficiency judgment.
Our borrowers may be unable to achieve their business plans due to the challenging U.S. and global economic conditions, which could cause incremental stress to our debt investments.
Many of our debt investments are made to borrowers who have business plans to improve occupancy and cash flow that may not be accomplished. Slower than expected economic growth pressured by a strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for our borrowers attempting to achieve their business plans. If our borrowers are unable to achieve their business plans, our related debt investments could default and severely impact our liquidity and operating results.
We may be subject to risks associated with future advance or capital expenditure obligations, such as declining real estate values and operating performance.
Our debt investments may require us to advance future funds. We may also need to fund capital expenditures and other significant expenses for our real estate property investments. Future funding obligations subject us to significant risks such as that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower and operator may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay our debt due. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments.
We may be unable to restructure our investments in a manner that we believe maximizes value, particularly if we are one of multiple creditors in a large capital structure.
In order to maximize value we may be more likely to extend and work out an investment, rather than pursue other remedies such as taking title to collateral. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group or other applicable parties. These multiple creditor situations tend to be associated with larger loans. If we are one of a group of lenders, we may be a lender on a subordinated basis and may not independently control the decision making. Consequently, we may be unable to restructure an investment in a manner that we believe would maximize value. Restructuring an investment may ultimately result in us receiving less than had we not restructured the investment.
Debt restructurings may reduce our net interest income.
Although the commercial real estate market has improved, the U.S. economy and financial markets continue to be challenged. As a result, our borrowers may be at increased risk of default and we, or a third party may need to restructure loans if our borrowers are unable to meet their obligations to us and we believe restructuring is the best way to maximize value. In order to preserve long-term value, we may determine to lower the interest rate on loans in connection with a restructuring, which will have an adverse impact on our net interest income. We may also determine to extend the maturity and make other concessions with the goal of increasing overall value, however, there is no assurance that the results of our restructurings will be favorable to us. We may lose some or all of our investment even if we restructure in an effort to increase value.
Our debt investments may be funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.
Given the transitional nature of our debt investments, we generally expect to require borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flow increases sufficiently to cover debt service costs. We would also generally require the borrower to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise extension options under the loan. Despite low interest rates and improving real estate fundamentals, we expect that in the future our borrowers may still have difficulty servicing our debt investments. Many of our borrowers may only be able to meet their obligations to us because of the reserves we expect to set up at the origination of the loans. We expect that in the future, many of the reserves will run out and some of our borrowers will have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flow.
The properties underlying certain of our debt investments may not currently be generating sufficient operating cash flow to support debt service payments which may pose a heightened risk of loss.
We may originate debt investments in which the operating cash flow generated from the underlying property is insufficient to support current debt service payments.  In such cases, the borrower will typically plan to re-position, re-develop or otherwise lease-up the property in accordance with an established business plan that we will evaluate during our underwriting of the investment.  We expect to generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures during the period that the borrower is implementing the approved business plan. Despite our expectations, the applicable borrowers may not effectively implement their business plans because of cost over-runs, slower than anticipated leasing and other factors that negatively affect healthcare real estate generally as described more specifically elsewhere in these risk factors. As a result, the subject properties may never generate sufficient cash flow to support debt service payments. The interest and other reserves established at origination of the debt investment may be insufficient to support debt service payments and/or capital expenditures while the borrower is implementing the business plan. Investments in these assets generally entail more significant risk than investments in assets that are currently generating sufficient cash flow to support debt service. We may suffer significant losses with respect to these investments which would negatively impact our operating performance and our ability to make distributions to stockholders.
Our debt and securities investments may be adversely affected by changes in credit spreads.
Our debt we originate or acquire and securities investments we may invest in are subject to changes in credit spreads. When credit spreads widen, the economic value of our investments decrease even if such investment is performing in accordance with its terms and the underlying collateral has not changed.
Higher provision for loan losses and asset impairment charges may occur if economic conditions do not continue to improve.
We could experience defaults resulting in provision for loan losses and asset impairment charges in the future. Borrowers, for a variety of reasons, may be unable to remain current with principal and interest on loans. Declines in real property values also increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the likelihood of higher provision for loan losses. Even if our cash flow remains relatively stable, we could suffer losses in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, which could adversely affect our access to credit and ability to satisfy financing covenants.

Provision for loan losses is difficult to estimate, particularly in a challenging economic environment.
Our provision for loan losses is evaluated on a quarterly basis. Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. While commercial real estate fundamentals have improved, the U.S. economy and financial markets remain challenged. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and, therefore, our results of operations and financial condition could be severely impacted.
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
Both our borrowers’ and operators’ forms of entities may cause special risks.
Most of the borrowers for our debt investments and our operators in the healthcare real estate that we may own, as well as borrowers underlying our healthcare-related securities, will most likely be legal entities rather than individuals. The obligations these entities will owe us are typically non-recourse so we can only look to our collateral, and at times, the assets of the entity may not be sufficient to recover our investment. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our borrowers or operators, or a general partner or managing member of that borrower or operator, may impair our ability to enforce our rights and remedies under the related mortgage or the terms of the lease agreement, respectively.
The subordinate debt we may originate or invest in may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.
We intend to originate, structure and acquire subordinate debt investments secured primarily by healthcare properties, which may include subordinate mortgage loans, mezzanine loans and participations in such loans and preferred equity interests in borrowers who own such properties. We have not placed any limits on the percentage of our portfolio that may be comprised of these types of investments, which may involve a higher degree of risk than the type of assets that we expect will constitute the majority of our debt investments, namely first mortgage loans secured by real property. These investments may be subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we may originate and invest in could be particularly difficult, time consuming and costly to work out because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.
Many of our investments may be illiquid and we may not be able to vary our portfolio in response to further changes in economic and other conditions, which may result in losses to us.
Many of our investments may be illiquid. As a result, our ability to sell investments in response to changes in economic and other conditions could be limited, even at distressed prices. The Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition is in the best interests of stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.

We may make investments in assets with lower credit quality, which will increase our risk of losses.
Our healthcare-related securities may have explicit ratings assigned by at least one of the major rating agencies (Moody’s Investor Services, Standard & Poor’s, Fitch Ratings, Morningstar, DBRS and/or Kroll, generally referred to as rating agencies). However, we may invest in unrated healthcare-related securities, enter into leases with unrated operators or participate in subordinate, unrated or distressed mortgage loans. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downtown, prices of lower credit quality investments and healthcare-related securities may decline. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments.
Investments in non-conforming or non-investment grade rated debt or healthcare-related securities involve greater risk of loss.
Some of our investments may not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans or securities, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to stockholders and may adversely affect the value of our common stock.
Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict, however, we may still incur losses on performing real estate assets.
Traditional performance metrics of real estate assets are generally not as reliable for non-performing real estate assets as they are for performing real estate assets. Non-performing properties, for example, do not have stabilized occupancy rates and may require significant capital for repositioning. Similarly, non-performing loans do not have a consistent stream of cash flow to support normalized debt service. In addition, for non-performing loans, often there is greater uncertainty as to the amount or timeliness of principal repayment.
In addition, we may pursue more than one strategy to create value in a non-performing real estate investment. With respect to a property, these strategies may include development, redevelopment or lease-up of such property. With respect to certain of our debt investments, these strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and taking title to collateral securing the loan.
The factors described above make it challenging to evaluate non-performing investments. We may further incur losses even on our performing investments.
Floating-rate debt, which is often associated with transitional assets, may entail greater risks of default to us than fixed-rate debt.
Floating-rate loans are often, but not always, associated with transitional properties as opposed to those with highly stabilized cash flow. Floating-rate debt may have higher delinquency rates than fixed-rate loans. Borrowers with floating-rate loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed rate in effect during the initial period of the loan to the rate calculated in accordance with the applicable index and margin. Increases in a borrower’s monthly payment, as a result of an increase in prevailing market interest rates may make it more difficult for the borrowers with floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.
We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.
Our debt investments may include loans made to developers to construct prospective projects, which may include ground-up construction or repositioning an existing asset. The primary risks to us of construction loans are the potential for cost overruns, the developer’s failing to meet a project delivery schedule and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our debt. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our debt if the developer is unable to sell the project or refinance our debt investment.
Investments that are not insured involve greater risk of loss than insured investments.
We will originate and acquire loans and assets as part of our investment strategy. Unlike agency residential mortgages, the debt we invest in will not be insured by any quasi-governmental body or similar third party. Our debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans, preferred equity interests and participations in such loans as well as equity and healthcare-related securities investments. While holding such interests, we will be subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses. To the extent we suffer such losses with respect to our investments, the value of our company and the value of our common stock may be adversely affected.
Insurance may not cover all potential losses on debt investments which may impair the value of our assets.
We will generally require that each of the borrowers under our debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also will generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the mortgaged property, which might decrease the value of the property and in turn impair our investment.
Our debt, equity and mortgage loans underlying our healthcare-related securities investments are subject to the risks typically associated with real estate.
Our debt and healthcare-related securities investments will generally be directly or indirectly secured by a lien on real property. The occurrence of a default on a debt investment could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our debt and ultimately securing the mortgage loans underlying our securities will remain at the levels existing on the dates of origination of these underlying mortgage loans and the dates of origination of the loans ultimately securing our securities, as applicable. If the values of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related loans. In this manner, real estate values could impact the values of our debt and securities investments. Our equity investments in senior housing and other healthcare properties may be similarly affected by real estate property values. Therefore, our debt, equity and securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of re-leasing space;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

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
We may obtain only limited warranties when we purchase a property, which will increase the risk that we may lose some or all of our invested capital in the property or rental income from the property which, in turn, could materially adversely affect our business, financial condition and results from operations and our ability to pay distributions to stockholders.
The seller of a property often sells such property in an “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, the related real estate purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Despite our efforts, we may fail to uncover all material risks during our diligence process. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property if an issue should arise that decreases the value of that property and is not covered by the limited warranties. If any of these results occur, it may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to stockholders.
Our investments in healthcare properties are dependent upon operators successfully operating their businesses and their failure to do so could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
We depend on our operators to manage the day-to-day operations of our healthcare properties in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties under their operational control in a manner that does not jeopardize their operating licenses or regulatory status. The ability of our operators to fulfill their obligations to us may depend, in part, upon the overall profitability of their operations, including any other facilities, properties or businesses they may acquire or operate. The cash flow generated by the operation of our properties may not be sufficient for an operator to meet its obligations to us. In several cases, a single operator operates several of our healthcare properties and the failure of one operator could materially adversely affect many properties. Operators who are having trouble with their cash flow are more likely to expose us to unknown liens and other risks to our assets. Our financial position could be weakened and our ability to fulfill our obligations under our real estate borrowings could be limited if our operators are unable to meet their obligations to us or we fail to renew or extend our contractual relationship with any of our operators. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
We depend on borrowers and operators for a substantial portion of our revenue and, accordingly, our revenue and our ability to make distributions to stockholders will be dependent upon the success and economic viability of such borrowers and operators.
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
Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We value our potential investments based on yields and risks, taking into account estimated future losses on the loans and the property included in the securitization’s pools or equity investments, and the estimated impact of these losses on expected future cash flow and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Lease defaults, terminations or landlord‑operator disputes may reduce our income from our healthcare real estate investments.
The creditworthiness of our operators in our real estate investments have been, or could become, negatively impacted as a result of challenging economic conditions or otherwise, which could result in their inability to meet the terms of their leases. Lease defaults or terminations by one or more operators may reduce our revenues unless a default is cured or a suitable replacement operator is found promptly. In addition, disputes may arise between the landlord and operator that result in the operator withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the operator. Upon a lease default, we may have limited remedies, be unable to accelerate lease payments and have limited or no recourse against a guarantor. Operators as well as guarantors may have limited or no ability to satisfy any judgments we may obtain. We may also have duties to mitigate our losses and we may not be successful in that regard. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this occurred, it could adversely affect our results of operations. Furthermore, we have three healthcare operators, which account for 100% of our total rental income. Failure or inability of an operator contributing to a significant percentage of our contractual rental revenue to meet its obligations to us could materially reduce our rental revenue and net income, which could in turn reduce the amount of distributions we pay.
A significant portion of our leases may expire in the same year.
A significant portion of the leases for our healthcare real estate investments may expire in the same year, which may coincide with the maturities on the borrowing for the properties subject to such leases. As a result, we could be subject to a sudden and material change in value of our healthcare real estate investments and available cash flow from such investments in the event that these leases are not renewed or in the event that we are not able to extend or refinance the mortgage notes payable on the properties that are subject to these leases.
Our lease or management transactions may not result in market rates over time.
We expect substantially all of our rental and fee income to come from lease or management transactions, which may have longer terms or renewal options that specify maximum rate increases than standard arrangements. If we do not accurately judge the potential for increases in market rates, rental and fee increases under the terms may fail to result in fair market rates over time. Further, we may have no ability to terminate our lease or management transactions or adjust the rent and fees to then-prevailing market rates. As a result, our income and distributions to stockholders could be lower than they would otherwise be if we did not enter into such lease or management agreements.
The leases at the properties underlying our real estate debt investments or the lease or management agreements related to our senior housing or other healthcare properties may not be renewed on favorable terms.
The properties underlying the healthcare real estate debt we originate or acquire and our portfolio of senior housing and other healthcare properties could be negatively impacted by weak economic conditions and rental markets. Upon expiration or earlier termination of leases or management agreements on these properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to operators) may be less favorable than current lease terms. Weak economic conditions would likely reduce an operator’s ability to make rent payments under their leases. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases or management agreements renew at lower rates. If the leases or management agreements for these properties cannot be renewed for all or substantially all of the space at these properties or if the rental rates upon such renewal or reletting are significantly lower than expected, the value of our investments may be adversely affected.
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
Because our leases with our operators are generally net leases, we depend on our operators not only for rental income, but also to pay insurance, taxes, utilities, maintenance and repair and other operating expenses in connection with the leased properties. If any of our agreements with our operators expire or are terminated, we could be responsible for all of the operating expenses for that property until it is re-leased or until the property is sold. If we experience a significant number of un-leased properties, our operating expenses could increase significantly. Any significant increase in our operating costs may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to stockholders and the value of their common stock.
Any bankruptcy filing by or relating to one of our operators could bar all efforts by us to collect pre-bankruptcy debts from that operator or seize its property and may require us to find new operators. An operator’s bankruptcy could also delay our efforts to collect past due balances, including unpaid rents, and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to stockholders and the trading price of our common stock. Furthermore, dealing with an operator’s bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.
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
We may be required to expend cash to correct defects or to make improvements before a property can be sold. We cannot assure that we will have cash available to correct those defects or to make those improvements. We may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of financing that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition and results of operations and our ability to make cash distributions to stockholders.
We may become responsible for capital improvements. To the extent such capital improvements to the senior housing facilities which are subject to lease or management agreements with our operators are not undertaken, the ability of our operators to manage our properties effectively and on favorable terms may be affected, which in turn could materially adversely affect our business, financial conditions and results of operations and our ability to make distributions to stockholders.
Although under our typical net lease structure our operators are generally responsible for capital improvement expenditures, it is possible that an operator may not be able to fulfill its obligations to keep the facility in good operating condition. To the extent capital improvements to the senior housing facilities which are subject to lease or management agreements with our operators are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the facility may decline, which would negatively impact the overall value of the affected senior housing facility. We may be forced to incur unexpected significant expense to maintain properties that are net leased. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Compliance with ADA, Fair Housing Act and fire, safety and other regulations may require us, our borrowers or our operators to make unanticipated expenditures which could adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Our properties are required to comply with the ADA, which generally requires that buildings be made accessible to people with disabilities. We must also comply with the Fair Housing Act, which prohibits us and our operators from discriminating against individuals on certain bases in any of our practices if it would cause such individuals to face barriers in gaining residency in any of our facilities. In addition, our properties are required to operate in compliance with applicable fire and safety regulations, building codes and other land use regulations and licensing or certification requirements as they may be adopted by governmental agencies and bodies from time-to-time. We may be required to incur substantial costs to comply with those requirements. Changes in labor and other laws could also negatively impact us, our borrowers and our operators. For example, changes to labor-related statutes or regulations could significantly impact the cost of labor in the workforce, which would increase the costs faced by our borrowers and operators and increase their likelihood of default.
Environmental compliance costs and liabilities associated with our properties or our real estate-related investments may materially impair the value of our investments.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property, such as us and our operators, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of an operator at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our operators’ ability to sell or lease real estate, or to borrow using the real estate as collateral. We, or our operators, as owner or operator of a site, may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our operators’ liability could exceed the value of the property. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect our or our operators’ ability to attract additional residents, ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.
The scope of the indemnifications our operators have agreed to provide us may be limited. For instance, some of our agreements with our operators do not require them to indemnify us for environmental liabilities arising before the operator took possession of the premises. Further, we cannot assure stockholders that any such operator would be able to fulfill its indemnification obligations. If we were deemed liable for any such environmental liabilities and were unable to seek recovery against our operator, our business, financial condition and results of operations could be materially and adversely affected.
Furthermore, we may invest in real estate, or mortgage loans secured by real estate, with environmental problems that materially impair the value of the real estate. Even as a lender, if we take title to collateral with environmental problems or if other circumstances arise, we could be subject to environmental liability. There are substantial risks associated with such an investment.
We are exposed to environmental liabilities with respect to properties to which we may take title.
In the course of our business, we may take title to real estate and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
Uninsured losses or losses in excess of our operators’ insurance coverage could adversely affect our financial position, results of operations and our cash flow.
We expect that our leases will require our operators to maintain comprehensive general liability, fire, flood, earthquake, boiler and machinery, nursing home or long-term care professional liability and extended coverage insurance with respect to our properties with policy specifications, limits and deductibles set forth in the leases or other written agreements between us and the operator. However, our properties may be adversely affected by casualty losses which exceed insurance coverages and reserves. Should an uninsured loss occur, we could lose both our investment in, and anticipated profits and cash flow from, the property. Even if it were practicable to restore the damage caused by a major casualty, the operations of the affected property would likely be suspended for a considerable period of time. In the event of any substantial loss affecting a property, disputes over insurance claims could arise.
Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We currently have, and may in the future, enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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
We may invest in a variety of healthcare-related securities, including CMBS and other subordinate securities, subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS and other healthcare-related securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty. Furthermore, if the rental and leasing markets deteriorate, including by decreasing occupancy rates and decreasing market rental rates, it could reduce cash flow from the mortgage loan pools underlying our CMBS investments that we may make. The market for healthcare-related securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.
Additionally, healthcare-related securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Special risks are presented by hospitals, nursing homes, hospitality properties and certain other healthcare property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related loan. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying collateral. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to healthcare-related securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover a portion or all of our investment.
The healthcare-related securities, including CMBS, in which we may invest are subject to the risks of the debt capital markets as a whole and risks of the securitization process.
The value of securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the debt market as a whole. Investments in subordinate securities are also subject to several risks created through the securitization financing transaction process. Subordinate CMBS, for example, are paid only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the payment on our subordinate CMBS will not be fully paid, if paid at all. Subordinate securities are also subject to greater credit risk than those securities that are senior and more highly rated.
Any credit ratings assigned to our securities will be subject to ongoing surveillance and revisions and we cannot assure that those ratings will not be downgraded.
Some of our healthcare-related securities may be rated by at least one of the major rating agencies. Any credit ratings on our healthcare-related securities, or operators occupying the properties underlying our healthcare-related securities, will be subject to ongoing surveillance by credit rating agencies. We cannot assure stockholders that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which could adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of third parties to satisfy their debt service obligations to us.
We may not control the special servicing of the mortgage loans or other debt underlying the healthcare-related securities in which we may invest and, in such cases, the special servicer may take actions that could adversely affect our interest.
Overall control over the special servicing of the mortgage loans or other debt underlying the healthcare-related securities in which we may invest may be held by a directing certificate holder which is typically appointed by the holders of the most subordinate class of such securities then outstanding. We ordinarily do not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interest.
With respect to certain mortgage loans and other debt included in the healthcare-related securities in which we may invest, the collateral that secures the mortgage loan or other debt underlying the healthcare-related securities may also secure one or more related mortgage loans or other debt that are not in the securitization pool, which may conflict with our interest.
Certain mortgage loans or other debt included in the healthcare-related securities in which we may invest may be part of a loan combination or split loan structure that includes one or more additional cross-collateralized mortgage loans (senior, subordinate or pari passu and not included in the securitization pool) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination or split loan structure may be granted various rights and powers that affect the mortgage loan in that loan combination or split loan structure, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate holder (without cause). These rights could adversely affect our position.
Market conditions may cause uncertainty in valuing our securities.
Periods of market volatility and lack of liquidity may make the valuation process pertaining to certain of our assets difficult, particularly any CMBS assets for which there was limited market activity. Our estimate of the value of these investments will be primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. Our estimate of fair value, which will be based on the notion of orderly market transactions, requires significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flow and other relevant market data as appropriate. Our estimates could be wrong and there is a heightened risk of this during challenging and volatile market environments. The amount that we could obtain if we were forced to liquidate our securities investments into the current market could be materially different than management’s best estimate of fair value.
We are dependent on investments in a single industry, making our profitability more vulnerable to a downturn or slowdown in that sector than if we were targeting investments in multiple industries.
We expect to concentrate our investments within the mid-acuity senior housing sector of the healthcare real estate industry. As a result, we will be subject to risks inherent to investments in this sector of the healthcare real estate industry. A downturn or slowdown in the senior housing sector or the healthcare real estate industry generally would have a greater adverse impact on our business than if we were targeting investments in multiple industries or sectors of the healthcare real estate industry. Specifically, any downturn in the senior housing sector or the healthcare real estate industry could negatively impact the ability of our operators to make loan or lease payments to us as well as their ability to maintain rental and occupancy rates, which could adversely affect our business, financial condition and results of operations as well as our ability to make distributions to stockholders.
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
Our board of directors may change our targeted investments and investment guidelines at any time without the consent of stockholders, which could result in our making investments that are different from, and possibly riskier than the investments described in this Annual Report on Form 10-K. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to stockholders.
Declines in the fair value of our investments may adversely affect our periodically reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to stockholders.
Our securities investments will be classified for accounting purposes as “available-for-sale.” These securities will be carried at estimated fair value and temporary changes in the fair value of those assets will generally be directly charged or credited to equity with no impact in our statements of operations. If we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize the appropriate loss on that security in our statements of operations, which will reduce our earnings in the period.
A decline in the fair value of our assets may adversely affect us particularly in instances where we have borrowed money based on the fair value of those assets. If the fair value of those assets declines, the lender may require us to post additional collateral to support the asset. If we were unable to post the additional collateral, our lenders may refuse to continue to lend to us or reduce the amounts they are willing to lend to us. Additionally, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.
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
We may invest in collateralized debt obligation, or CDO, notes, which may involve significant risks.
We may invest in CDO notes which are multiple class securities secured by pools of assets, such as CMBS, mortgage loans, subordinate mortgage and mezzanine loans and REIT debt. Like typical securitization structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the CDO bonds. Like CMBS, CDO notes are affected by payments, defaults, delinquencies and losses on the underlying loans or securities. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS where repayment of principal allows for redemption of bonds sequentially. To the extent we may invest in the equity interest of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior securities and its expenses. However, there may be little or no income or principal available to the holders of CDO equity interests if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity interest of a CDO could decrease substantially. In addition, the equity interests of CDOs are illiquid and often must be held by a REIT and because they represent a leveraged investment in the CDO’s assets, the value of the equity interests will generally have greater fluctuations than the value of the underlying collateral.
Some of our investments will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments will be recorded at fair value but will have limited liquidity or will not be publicly traded. The fair value of these investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. If our determinations regarding the fair value of these investments are materially different than the values that we ultimately realize upon their disposal, this could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.

The price we pay for acquisitions of real property will be based on our projections of market demand, occupancy and rental income, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.
The price we pay for real property investments will be based on our projections of market demand, occupancy levels, rental income, the costs of any development, redevelopment or renovation of a newly-acquired property and other factors. In addition, as the real estate market continues to strengthen with the improvement of the U.S. economy, we will face increased competition, which may drive up prices for real estate assets. If any of our projections are inaccurate or we overpay for assets and their value subsequently drops or fails to rise because of market factors, returns on our investment may be lower than expected.
Risks Related to Our Financing Strategy
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.
We require outside capital to fund and grow our business. While we will continue to seek and we prefer long-term, non-recourse, non mark-to-market financing, we may also use recourse financing as this is typical for the healthcare market. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the healthcare real estate industry has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the credit crisis and, despite recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.
We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.
Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.
Our performance can be negatively affected by fluctuations in interest rates and shifts in the yield curve may cause losses.
Our financial performance is influenced by changes in interest rates, in particular, such changes may affect our securities, floating-rate borrowings and debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire securities, originate or acquire debt at attractive prices and enter into hedging transactions. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.
Interest rate changes may also impact our net book value as securities and hedge derivatives, if any, are marked to market each quarter. Generally, as interest rates increase, the value of our fixed rate securities decreases, which decreases the book value of our equity.
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
Our interest rate risk sensitive assets, liabilities and related derivatives, if any, are generally held for non-trading purposes.  As of December 31, 2013, our floating-rate investment had a LIBOR floor, so a hypothetical 100 basis point increase in interest rates would have no material impact on our earnings.
In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets or LIBOR capped floating rate assets would not change, which would adversely affect our profitability.
Our operating results depend in large part on differences between the income from our assets, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates may decrease our net income and fair value of our assets. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to stockholders.
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

•
the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse or regulated by any U.S. or foreign governmental authorities and involve risks and costs.
The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no regulatory or statutory requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
We may use short-term borrowings to finance our investments and we may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral which could cause an adverse impact on our results of operations.
While we expect to seek non-recourse, non-mark-to-market, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Any such short-term financing may also be recourse to us, which will increase the risk of our investments. We currently have one credit facility that provides for an initial capacity to $100.0 million with up to $200.0 million of potential capacity. We may obtain additional facilities and increase our lines of credit on existing facilities in the future. Our financing structures may economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios and other covenants. In addition, the value of assets underlying any such short-term financing may be marked-to-market periodically by the lender, including on a daily basis. If the fair value of the assets subject to such financing arrangements decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. These facilities may be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. Our credit facility provides for an unrestricted cash covenant of $5.0 million and this amount may increase in the future. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our income generated on such assets. In the event that we are unable to meet the collateral obligations for our short-term financing arrangements, our financial condition could deteriorate rapidly.
Credit facilities may contain recourse obligations and any default could materially adversely affect our business, liquidity and financial condition.
We finance certain of our investments through the use of repurchase agreements with one or more financial institutions. Obligations under certain repurchase agreements could be recourse obligations to us and any default thereunder could result in margin calls and further force a liquidation of assets at times when the pricing may be unfavorable to us. Our default under such repurchase agreements could negatively impact our business, liquidity and financial condition.
We are subject to risks associated with future advance obligations, such as declining real estate values and operating performance.
Our healthcare debt investments may require us to advance future funds. Future funding obligations subject us to significant risks such as that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay our healthcare debt due to us. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments.
We enter into a variety of arrangements to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position.
We use a variety of structures to finance our investments. To the extent these financing arrangements contain mark-to-market provisions, if the market value of the investments pledged by us declines due to credit quality deterioration, we may be required by our lenders to provide additional collateral or pay down a portion of our borrowings. In a weakening economic environment, we would generally expect credit quality and the value of the investment that serves as collateral for our financing arrangements to decline, and in such a scenario, it is likely that the terms of our financing arrangements would require partial repayment from us, which could be substantial. Posting additional collateral to support our financing arrangements could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, our lenders can accelerate our borrowings, which could have a material adverse effect on our business and operations.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional borrowings. Financing arrangements that we may enter into may contain covenants that limit our ability to further incur borrowings and restrict distributions to stockholders or that prohibit us from discontinuing insurance coverage or replacing our Advisor. Credit facilities we enter into contain financial covenants, including a minimum unrestricted cash covenant. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions to stockholders.
We are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
As of December 31, 2013, our healthcare real estate portfolio had $18.3 million of total mortgage financing. Financing for new real estate investments and our maturing borrowings may be provided by credit facilities, assumption of secured borrowings, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that are be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing are not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to pay distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability and the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
We have broad authority to use leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of stockholders’ investment.
Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our net assets, which is generally expected to approximate 75% of the aggregate cost of our investments, including cash, before deducting loan loss reserves, other non-cash reserves and depreciation. Further, we can incur financings in excess of this limitation with the approval of a majority of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to stockholders and could result in a decline in the value of stockholders’ investment.
Borrowings could adversely affect our operating results, may require us to sell properties and could adversely affect our ability to make or sustain distributions to stockholders.
From time to time, we may borrow on our facility to finance future activities. In November 2013, we obtained a corporate credit facility with Key Bank National Association, which we refer to as our Facility. Our Facility contains affirmative and negative covenants, initially provides for up to $100.0 million to finance our activities with up to $200.0 million of potential capacity upon satisfaction of certain conditions. We may borrow under our Facility to finance acquisitions of properties or origination of borrowings, as well as other limited purposes. Borrowings under our Facility and our other existing and future borrowings subject us to many risks, including the risks that:

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
Risks Related to Our Company
The loss of or the inability to obtain key investment professionals at our Sponsor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investments.
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor and the members of its investment committee, such as Messrs. Hamamoto, Gilbert, Flaherty and Tylis, among others, each of whom would be difficult to replace. Neither we nor our Advisor have employment agreements with these individuals, and we cannot assure stockholders that Messrs. Hamamoto, Gilbert, Flaherty and Tylis will continue to be associated with our Sponsor in the future. If any of these persons were to cease their association with us or our Sponsor, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.
Any adverse changes in our Sponsor’s financial health, the public perception of our Sponsor, or our relationship with our Sponsor or its affiliates could hinder our operating performance and the return on stockholders’ investment.
We have engaged our Advisor to manage our operations and our investments in healthcare real estate. Our Advisor has no employees and uses our Sponsor’s personnel to perform services on its behalf for us. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Sponsor and its affiliates as well as our Sponsor’s investment professionals in the identification and origination or acquisition of investments, the determination of any financing arrangement, the management of our assets and operation of our day-to-day activities.
Because our Sponsor is publicly-traded, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor could result in an adverse effect on fundraising in our Offering and our ability to acquire assets and obtain financing from third parties on favorable terms. In addition, our Sponsor committed to purchase an aggregate of $10.0 million of shares of our common stock during the two-year period following commencement of our Offering under certain circumstances in which our cash distributions exceed our modified funds from operations, or MFFO, in order to provide additional cash to support distributions to stockholders. Our Sponsor has no obligation to extend the distribution support agreement and may determine not to do so. If our Sponsor cannot satisfy this commitment to us, or in the event that a NorthStar affiliate no longer serves as our Advisor, which would result in the termination of our Sponsor’s share purchase commitment, we would not have this source of capital available to us and our ability to pay distributions to stockholders would be adversely impacted. Any adverse changes in our Sponsor’s financial condition or our relationship with our Sponsor or Advisor and related affiliates could hinder our ability to successfully manage our operations and our portfolio of investments.
Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.
Our Advisor uses our Sponsor’s personnel to perform services on its behalf for us and we rely on such personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources.
We do not own the NorthStar name, but were granted a license by our Sponsor to use the NorthStar name. Use of the name by other parties or the termination of our license may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Pursuant to our advisory agreement, we were granted a non-exclusive, royalty-free license to use the name “NorthStar.” Under this license, we have a right to use the “NorthStar” name as long as our Advisor continues to advise us. Our Sponsor will retain the right to continue using the “NorthStar” name. We are unable to preclude our Sponsor from licensing or transferring the ownership of the “NorthStar” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to the goodwill associated with our name that may occur as a result of the activities of our Sponsor or others related to the use of our name. Furthermore, in the event the license is terminated, we will be required to change our name and cease using the “NorthStar” name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
While our Sponsor has incurred substantial costs and devoted significant resources to support our business, as of December 31, 2013, our Sponsor has only invested $2.3 million in us through the purchase by its subsidiary of 255,614 shares of our common stock including amounts related to its obligation under the distribution support agreement. Therefore, if we are successful in raising enough proceeds and generating sufficient operating income to be able to reimburse our Sponsor for our organization and offering and other costs, our Sponsor will have limited exposure to loss in the value of our shares. Without this exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.

Our Advisor’s platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure.
While we believe our Advisor’s platform for operating our business is highly scalable and can support significant growth without substantial new investment in personnel and infrastructure, it is possible that if our business grows substantially, our Advisor will need to make significant new investments in personnel and infrastructure to support that growth. Our Advisor may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations.
If our Advisor’s portfolio management systems are ineffective, we may be exposed to material unanticipated losses.
Our Advisor refines its portfolio management techniques, strategies and assessment methods. However, our Advisor’s portfolio management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our Advisor’s portfolio management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk adjusted returns and could result in losses. Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details regarding portfolio management.
We are highly dependent on information systems and systems failures could significantly disrupt our business.
As a healthcare real estate company, our business is highly dependent on communications and information systems, including systems provided by third parties for which we have no control. Any failure or interruption of our systems, whether as a result of human error or otherwise, could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance.
The use of estimates and valuations may be different from actual results, which could have a material effect on our consolidated financial statements.
We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability. Market volatility may make it difficult to determine the fair value for certain of our assets. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets, the price we ultimately realize will depend on the demand and liquidity in the market at that time for that particular type of asset and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our consolidated financial statements.
We provide stockholders with information using funds from operations, or FFO, and MFFO, which are non-GAAP financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.
We provide stockholders with information using FFO and MFFO which are non-GAAP measures, as additional measures of our operating performance. We compute FFO in accordance with the standards established by National Association of Real Estate Investment Trusts, or NAREIT. We compute MFFO in accordance with the definition established by the Investment Program Association, or the IPA. However, our computation of FFO and MFFO may not be comparable to other REITs that do not calculate FFO or MFFO using these definitions without further adjustments.
Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.
Our distribution policy is subject to change.
Our board of directors determines an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flow generated from operations, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this Annual Report on Form 10-K, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution.

We may not be able to make distributions in the future.
Our ability to generate income and to make distributions may be adversely affected by the risks described in this Annual Report on Form 10-K and any document we file with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. All distributions are made at the discretion of our board of directors, subject to applicable law, and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors may deem relevant from time-to-time. We may not be able to make distributions in the future.
Our ability to pay distributions is limited by the requirements of Maryland law.
Our ability to pay distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.
Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on limited matters. Stockholders will not have the right to vote on the consummation of the proposed spin-off of our asset management business. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
If stockholders fail to meet the fiduciary and other standards under the Employment Retirement Income Security Act, or ERISA, or the Internal Revenue Code as a result of an investment in our stock, stockholders could be subject to criminal and civil penalties.
Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of the ERISA, including pension or profit sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal Revenue Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as “Benefit Plans”). If stockholders are investing the assets of any Benefit Plan, stockholders should satisfy themselves that:

•	their investment is consistent with the fiduciary obligations under ERISA and the Internal Revenue Code or any other applicable governing authority in the case of a government plan;

•	their investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;

•
their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable and other applicable provisions of ERISA and the Internal Revenue Code;

•	their investment will not impair the liquidity of the Benefit Plan;

•	their investment will not produce unrelated business taxable income for the Benefit Plan;

•	stockholders will be able to value the assets of the Benefit Plan annually in accordance with the applicable provisions of ERISA and the Internal Revenue Code; and

•	their investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Fiduciaries may be held personally liable under ERISA for losses as a result of failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary of the Benefit Plan who authorized or directed the investment may be subject to imposition of excise taxes with respect to the amount invested and an IRA investment in our shares may lose its tax-exempt status.
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
Stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of stockholders’ investment.
Stockholders in our Offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450,000,000 shares of capital stock, of which 400,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. After stockholders’ purchase in our Offering, our board of directors may elect to: (i) sell additional shares in our Offering or future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) require our Sponsor to purchase shares pursuant to the distribution support agreement; (v) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (vi) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests after stockholders’ purchase in our Offering, stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our board of directors may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares being sold in our Offering. Additionally, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.
Our umbrella partnership real estate investment trust, or UPREIT, structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of stockholders.
Limited partners in our operating partnership have the right to vote on certain amendments to the partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interests.
In addition, NorthStar Healthcare Income OP Holdings, LLC, or the Special Unit Holder, in our operating partnership may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. The Special Unit Holder will only become entitled to the compensation after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to stockholders to the extent such return exceeds 6.75%.

We may not be able to realize the benefits of any guarantees we may receive which could harm our ability to preserve our capital upon a default.
We may sometimes obtain personal or corporate guarantees, which will not be secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain triggers and “bad boy” events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Borrowers and guarantors may face financial difficulties and may be unable to comply with their financial covenants. During challenging economic conditions, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our investments and related guarantees.
Stockholders are limited in their ability to sell their shares of common stock pursuant to our share repurchase program, or our Share Repurchase Program. Stockholders may not be able to sell any of their shares of common stock back to us, and if they do sell their shares, they may not receive the price they paid upon subscription.
Our Share Repurchase Program may provide stockholders with an opportunity to have their shares of common stock repurchased by us after stockholders have held them for one year. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our Share Repurchase Program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently intend to limit the number of shares to be repurchased during any calendar year to no more than: (i) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional cash as may be borrowed or reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate our Share Repurchase Program at any time upon ten-days’ notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten business days prior written notice. Therefore, stockholders may not have the opportunity to make a repurchase request prior to a potential termination of our Share Repurchase Program and stockholders may not be able to sell any of their shares of common stock back to us pursuant to our Share Repurchase Program. Moreover, if stockholders do sell their shares of common stock back to us pursuant to our Share Repurchase Program, they may not receive the same price they paid for any shares of our common stock being repurchased.
The terms of our Share Repurchase Program require us to repurchase shares at a price ranging from 92.5% to 100.0% of our Offering price until we establish an estimated value per share. If the actual net asset value, or NAV, of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
The terms of our Share Repurchase Program require us to repurchase shares at a price ranging from 92.5% to 100.0% of our Offering price until we establish an estimated value per share. Because the Offering price of our shares was established on an arbitrary basis and bears no relationship to the book or NAV per share, the Offering price per share may reflect a significant premium to the actual NAV per share. In that event, the price at which we repurchase our shares might also reflect a premium to NAV. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
The price of our shares in our Offering was not established on an independent basis and the actual value of stockholders’ investments may be substantially less than what they pay. We expect to use the price paid to acquire a share in our Offering as the estimated value of our shares for up to 18 months after we completed our Offering stage. Even when determining the estimated value of our shares from and after this period, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.
We established the Offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the Offering price is not based upon any independent valuation, the Offering price may not be indicative of the proceeds that stockholders would receive upon liquidation. Further, the Offering price may be significantly more than the price at which the shares would trade if they were to be listed on an exchange or actively traded by broker-dealers.
To assist members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons that participate in our Offering, pursuant to FINRA Conduct Rule 5110, we intend to have our Advisor prepare an annual report of the estimated value of our shares, the method by which it was developed and the date of the data used to develop the estimated value; we intend to include this information in our Annual Reports on Form 10-K. Our Advisor has indicated that it intends to use the price paid to acquire a share in our Offering (ignoring purchase price discounts for certain categories of purchasers) as its estimated per share value of our shares until 18 months after we have completed our Offering stage (or for a shorter period if required by applicable rules and regulations). This approach to valuing our shares may bear little relationship and will likely exceed what stockholders might receive for their shares if they tried to sell them or if we liquidated our portfolio. We will consider our Offering stage complete when we are no longer publicly offering equity securities in a continuous offering, whether through our current Offering or follow on public offerings. For this purpose, we do not consider a “public offering of equity securities” to include offerings on behalf of selling stockholders or offerings related to a DRP, employee benefit plan or the redemption of interests in our offering partnership. If our board of directors determines that it is in our best interest, we may conduct follow on offerings upon the termination of our current public Offering. Our charter does not restrict our ability to conduct offerings in the future.
Our initial price per share of $10.00 represents the price at which most stockholders will purchase shares in our Primary Offering; however this price and any subsequent estimated value is likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for the shares at this time; (ii) the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our Offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments; including how the current conditions in the finance and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.
When determining the estimated value of our shares from and after 18 months after completion of our Offering stage (or for whatever period may be required by applicable rules and regulations), our Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. We do not currently anticipate obtaining appraisals or valuations for our investments and, accordingly, the estimates should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
Because our Dealer Manager is one of our affiliates, stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings. The absence of an independent due diligence review increases the risks and uncertainty stockholders face.
Our Dealer Manager is one of our affiliates. Because our Dealer Manager is an affiliate, its due diligence review and investigation of us for our Offering cannot be considered to be an independent review. Therefore, stockholders do not have the benefit of an independent review and investigation of our Offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.
Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the SEC. We could also become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-traded REITs. As a result, we may be unable to raise substantial funds which will limit the number and type of investments we may make and our ability to diversify our assets.
Our securities, like other non-traded REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations, such as FINRA, adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.
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

In February 2014, Apple REIT Six, Inc., Apple REIT Seven, Inc., Apple REIT Eight, Inc., and Apple REIT Nine, Inc., each of their external advisors and the chief executive officer and the chief financial officer of each of the REITs entered into a cease and desist order with the SEC and agreed to pay approximately $1.5 million in civil fines in the aggregate. Although the respondents did not admit or deny any wrongdoing, the cease and desist order stated that the REITs made material misrepresentations regarding the valuation of the securities sold through their dividend reinvestment plans, had failed to maintain sufficient disclosure controls and procedures to meaningfully evaluate whether the value of the securities had changed, failed to disclose numerous related party transactions and failed to disclose significant compensation paid by the advisors to the REITs and by the founder to the executive officers of the REITs.
The above-referenced proceedings and related matters have resulted in increased regulatory scrutiny from the SEC, FINRA and state regulators regarding non-traded REITs. Furthermore, in January 2014 FINRA filed with the SEC proposed amendments to FINRA rules regarding customer account statements, which, if adopted by the SEC without modification, may significantly affect the manner in which non-traded REITs, such as our company, raise capital. The proposed amendments may cause a significant reduction in capital raised by non-traded REITs, which may cause a material negative impact on our ability to achieve our business plan and to successfully complete our Offering.
As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded REITs, and accordingly we may face increased difficulties in raising capital in our Offering. Should we be unable to raise substantial funds in our Offering, the number and type of investments we may make will be curtailed, and we may be unable to achieve the desired diversification of our investments. This could result in a reduction in the returns achieved on those investments as a result of a smaller capital base limiting our future investments. It also subjects us to the risks of any one investment, and as a result our returns may be more volatile and stockholders’ capital could be at increased risk. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive, harmful to our reputation and be distracting to our management.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of their investment in our shares.
Our Advisor and its affiliates perform services for us in connection with the selection, acquisition, origination, management and administration of our investments. We pay them substantial fees for these services, which results in immediate dilution to the value of stockholders’ investment and reduces the value of cash available for investment or distribution to stockholders. We may increase the compensation we pay to our Advisor subject to approval by our board of directors and other limitations in our charter, which would further dilute stockholders’ investment and the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our Offering and assuming a $10.00 purchase price for shares sold in our Primary Offering and a $9.50 purchase price for shares sold under our DRP, we estimate that we will use 85.3% to 87.8% of our gross Offering proceeds, and possibly less, for investments and the repurchase of shares of our common stock under our Share Repurchase Program.
Affiliates of our Advisor could also receive significant payments even without our reaching the investment-return thresholds should we seek to become self-managed. Due to the apparent preference of the public markets for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. Given our Advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our Advisor. Such an internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether stockholders received the returns on which we have conditioned incentive compensation.
Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our Offering. These substantial fees and other payments also increase the risk that stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.
If we terminate our advisory agreement with our Advisor, we may be required to pay significant fees to an affiliate of our Sponsor, which will reduce cash available for distribution to stockholders.
Upon termination of our advisory agreement for any reason, including for cause, our Advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination and the Special Unit Holder may be entitled to a one-time payment upon redemption of the special units (based on an appraisal or valuation of our portfolio) in the event that the Special Unit Holder would have been entitled to a subordinated distribution had the portfolio been liquidated on the termination date. If special units are redeemed pursuant to the termination of our advisory agreement, there may not be cash from the disposition of assets to make a redemption payment; therefore, we may need to use cash from operations, borrowings or other sources to make the payment, which will reduce cash available for distribution to stockholders.

We have limited prior operating history and the prior performance of our Sponsor or other real estate investment vehicles sponsored by our Sponsor may not predict our future results.
We are a recently formed company and have limited operating history. Since we have limited operating history, stockholders will have no basis upon which to evaluate our ability to achieve our investment objectives and stockholders should not assume that our performance will be similar to the past performance of our Sponsor or other real estate investment vehicles sponsored by our Sponsor. Our lack of an operating history significantly increases the risk and uncertainty stockholders face in making an investment in our shares.
No public trading market for our shares currently exists, and as a result, it will be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, stockholders will likely sell them at a substantial discount to the public Offering price.
Our charter does not require our board of directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to stockholders. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing stockholders’ shares. We have adopted our Share Repurchase Program that may enable stockholders to sell their shares to us in limited circumstances. Share repurchases will be made at the sole discretion of our board of directors. In its sole discretion, our board of directors could amend, suspend or terminate our Share Repurchase Program upon ten-days prior written notice to stockholders except that changes in the number of shares that can be redeemed during any calendar year will only take effect upon ten-business days prior written notice. Further, our Share Repurchase Program includes numerous restrictions that would limit stockholders’ ability to sell their shares. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, stockholders would likely have to sell them at a substantial discount to the public Offering price paid for those shares. It is also likely that stockholders’ shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, stockholders should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
Our stockholders do not have the opportunity to evaluate a significant portion of our investments before we make them, which is subsequent to the date stockholders subscribe for shares, which makes an investment in our shares more speculative.
We intend to use a majority of the proceeds of our Offering for investment, after the payment of fees and expenses, in investment in the real estate equity investments, and the remaining proceeds for commercial real estate debt and healthcare-related securities. Our real estate equity investments focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients. We could also acquire facilities that are entirely or significantly dependent on government funding. While we expect that a majority of our debt investments will consist of first mortgage loans and the remainder will be subordinated loans, mezzanine loans, preferred equity investments and participations in such loans, the actual allocation between these asset classes cannot be determined at this time and could vary significantly. We also cannot predict our actual allocation of assets at this time because such allocation will also be dependent, in part, upon the amount of financing we are able to obtain, if any, with respect to each asset class in which we invest. However, because stockholders will be unable to evaluate the economic merit of assets before we invest in them stockholders will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. Furthermore, our board of directors has broad discretion in implementing policies regarding borrower creditworthiness and stockholders do not have the opportunity to evaluate potential borrowers. These factors increase the speculative nature of an investment in our shares.
Our Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on stockholders’ investment.
We rely upon our Advisor, which uses our Sponsor’s investment professionals, including Messrs. Hamamoto, Gilbert, Flaherty and Tylis to identify suitable investments. Our Sponsor and other NorthStar entities also rely on Messrs. Hamamoto, Gilbert, Flaherty and Tylis for investment opportunities. Our Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we may hold the proceeds from our Offering in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with our Offering and distributions. Therefore, delays in investing proceeds we raise from our Offering could impact our ability to generate cash flow for distributions or to achieve our investment objectives.
Our Advisor’s management team may acquire assets where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. Our Sponsor’s investment professionals, who perform services for us on behalf of our Advisor, face competing demands upon their time, including in instances when we have capital ready for investment, consequently and we may face delays in execution. Further, the more money we raise in our Offering, the more difficult it is to invest our net Offering proceeds promptly and on attractive terms. Therefore, the large size of our Offering increases the risk of delays in investing our net Offering proceeds. Delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions to stockholders and lower their overall returns.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor and our future operators.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor in the origination and acquisition of our investments, including the determination of any financing arrangements, as well as the performance of the future operators of our debt investments. In addition, we rely on our operators to manage the day-to-day operations of our senior housing and other healthcare facilities in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the facilities under their operational control in a manner so as not to jeopardize their operating license or regulatory statutes. Stockholders must rely entirely on the management abilities of our Advisor, the operators that our Advisor selects, the oversight of our board of directors, along with those of our operators. Additionally, we and our Sponsor have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Sponsor’s investment professionals, who are used by our Advisor, might encounter in allocating investment opportunities among us, our Sponsor and any affiliates of our Sponsor, however, there is no assurance that the investment allocation policy will successfully eliminate the impact of any such conflicts. If our Advisor performs poorly and as a result is unable to originate and acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all. Similarly, if our future operators perform poorly, we may be unable to realize all cash flow associated with our real estate debt investments.
If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. We began generating cash flow from operations on April 5, 2013, the date of our first investment. For the period from April 5, 2013 through December 31, 2013, we declared distributions of $1,311,886 compared to cash used in operations of $343,225. All distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by our Sponsor.
Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share (which includes the $2.0 million of shares our Sponsor purchased by an affiliate of our Sponsor to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 233,391 shares of our common stock as of December 31, 2013. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow from operations, we will have less cash available for investments, we may have to reduce our distribution rate, our NAV may be negatively impacted and stockholders’ overall return may be reduced.
If we raise substantial Offering proceeds in a short period of time, we may not be able to invest all of our Offering proceeds promptly, which may cause our distributions and stockholders’ investment returns to be lower than they otherwise would be.
The more shares we sell in our Offering, the greater our challenge is to invest all of our net Offering proceeds. The large size of our Offering increases the risk of delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of our Offering may be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the healthcare real estate industry we seek to originate or acquire. Therefore, delays we encounter in the selection, due diligence and origination or acquisition of investments would likely limit our ability to pay distributions to stockholders and lower their overall returns.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of stockholders’ investment in us will fluctuate with the performance of the specific assets we acquire.
Our Offering is being made on a “best efforts” basis, meaning that our Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares of our common stock in our Offering. As a result, the amount of proceeds we raise in our Offering may be substantially less than the amount we would need to create a diversified portfolio of investments. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio increases. Further, we have certain fixed operating expenses, including certain expenses as a public reporting company, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to stockholders.
Because we are dependent upon our Advisor and its affiliates to conduct our operations and we are also dependent upon our Dealer Manager and its affiliates to raise capital, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on stockholders’ investment.
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
We have retained our Dealer Manager to conduct our Offering and this is the second offering for which it has served as a Dealer Manager. The success of our Offering, and our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. The network of broker-dealers that our Dealer Manager develops to sell our shares may sell shares of competing REIT products, including some products with areas of focus nearly identical to ours, which they may choose to emphasize to their clients. If our Dealer Manager is not successful in establishing, operating and managing an active, broad network of broker-dealers, our ability to raise proceeds through our Offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, stockholders could lose all or a part of their investment.
Our rights and the rights of stockholders to recover claims against our independent directors are limited, which could reduce stockholders’ and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that: (i) no director shall be liable to us or stockholders for monetary damages (provided that such director satisfies certain applicable criteria); (ii) we will generally indemnify non independent directors for losses unless they are negligent or engage in misconduct; and (iii) we will generally indemnify independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to stockholders.

If we do not successfully implement a liquidity transaction, stockholders may have to hold their investments for an indefinite period.
Our charter does not require our board of directors to pursue a transaction providing liquidity to stockholders. If our board of directors determines to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert stockholders’ shares to cash easily, if at all, and could suffer losses on their investment in our shares.
If we internalize our management functions, stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Advisor’s assets and/or to directly employ the personnel of our Sponsor that our Advisor uses to perform services on its behalf for us. Pursuant to our advisory agreement, we may not pay consideration to acquire our Advisor unless all of the consideration is payable in shares of our common stock and held in escrow by a third party and not released to our Advisor (or an affiliate thereof) until certain conditions are met. In addition, once released by the escrow agent, the shares our Advisor receives as consideration for an internalization transaction may not be traded for a period of 180 days commencing on the date they are released by the escrow agent. The payment of such consideration could result in dilution of the interests of stockholders and could reduce the net income and MFFO attributable to our common stock.
Additionally, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor under our advisory agreement, our additional direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters that are borne by our Advisor. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, as well as incur the compensation and benefits costs of our officers and other employees and consultants that are paid by our Advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and MFFO and may further dilute stockholders’ investments. We cannot reasonably estimate the amount of fees to our Advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income and MFFO would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to stockholders and the value of our shares.
Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest and cash available to pay distributions.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our Advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. Certain key employees may not become employees of our Advisor but may instead remain employees of our Sponsor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs and our management’s attention could be diverted from most effectively managing our investments.
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

Risks Related to Conflicts of Interest
The fees we pay to affiliates in connection with our Offering and in connection with the origination, acquisition and management of our investments, including to our Advisor, were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our Advisor, our Dealer Manager and other affiliates for services they provide for us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.
Our organizational documents do not prevent us from selling assets to affiliates or from paying our Advisor a disposition fee related to such a sale.
If we sell an asset to an affiliate, our organizational documents would not prohibit us from paying our Advisor a disposition fee. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than an affiliate. Our charter only requires that a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction determine that an affiliated party transaction is fair and reasonable and on terms and conditions no less favorable than those available from unaffiliated third parties. It does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a sale of our assets to an affiliate. As a result, our Advisor may earn a disposition fee despite the transaction not being the most favorable to us or stockholders.
Our executive officers and our Sponsor’s key professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.
Certain of our executive officers and our Sponsor’s key professionals, who are used by our Advisor to perform services on our behalf, are also officers, directors, managers and key professionals of our Sponsor, our Dealer Manager and other affiliated NorthStar entities. Mr. Flaherty, our Chief Executive Officer and President, is our Sponsor’s joint venture partner and serves as a member of our Sponsor’s investment committee. Our Advisor and its affiliates receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Sponsor, including its investment committee, who performs services for our Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

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

•
whether we seek approval to internalize our management, which may entail acquiring assets from our Sponsor (such as office space, furnishings and technology costs) and employing our Sponsor’s professionals performing services for us on behalf of our Advisor for consideration that would be negotiated at that time and may result in these investment professionals receiving more compensation from us than they currently receive from our Sponsor; and

•	whether and when we seek to sell our company or its assets, which would entitle the Special Unit Holder to a subordinated distribution.
The fees our Advisor receives in connection with transactions involving the origination or acquisition of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. In addition, the distributions to which the Special Unit Holder may be entitled are subject to our stockholders receiving a 6.75% cumulative, non-compounded annual pre-tax return. This may influence our Sponsor’s key professionals performing services on behalf of our Advisor, including its investment committee, to recommend riskier transactions to us. Additionally, after the termination of our Primary Offering, our Advisor has agreed to reimburse us to the extent total organization and offering costs borne by us exceed 15% of the gross proceeds raised in our Primary Offering. As a result, our Advisor may decide to extend our Offering to avoid or delay the reimbursement of these expenses.
Our Sponsor’s professionals acting on behalf of our Advisor face competing demands relating to their time and this may cause our operations and stockholders’ investment to suffer.
Our Advisor has no employees and relies on, among others, our Sponsor’s executive officers to perform services for us on behalf of our Advisor, including Messrs. Hamamoto, Gilbert, Tylis and Lieberman and Ms. Hess for the day-to-day operation of our business. Messrs. Hamamoto, Gilbert, Tylis and Lieberman and Ms. Hess are also executive officers of our Sponsor and other NorthStar entities. As a result of their interests in other NorthStar entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Sponsor and other NorthStar entities and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.
Our executive officers and our Sponsor’s key investment professionals who perform services for us on behalf of our Advisor face conflicts of interest related to their positions and interests in our Advisor and its affiliates, including our Dealer Manager, which could hinder our ability to implement our business strategy and to generate returns to stockholders.
Our executive officers and our Sponsor’s key investment professionals, including members of its investment committee, who perform services for us on behalf of our Advisor are also executive officers, directors, managers and key investment professionals of our Sponsor, our Dealer Manager and other affiliated NorthStar entities. In addition, Mr. Flaherty is a member of our Sponsor’s investment committee for healthcare real estate investments. As a result, they owe duties to each of these entities, their members and limited partners and these investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and stockholders. In addition, our Sponsor may grant equity interests in our Advisor and the Special Unit Holder, to certain management personnel performing services for our Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.
Our Sponsor faces conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce stockholders’ overall investment.
Our investment strategy is very similar to that of our Sponsor and other investment vehicles sponsored by our Sponsor, including NorthStar Real Estate Income Trust, Inc., or NorthStar Income, and NorthStar Real Estate Income II, Inc., or NorthStar Income II, and therefore many investment opportunities that are suitable for us may also be suitable for our Sponsor and other NorthStar entities. When our Sponsor’s investment professionals direct an investment opportunity to our Sponsor, its affiliates or the investment vehicles it sponsors and us, they, in their sole discretion, will offer the opportunity to the entity for which the investment opportunity is most suitable in accordance with the investment allocation policy adopted by our board of directors. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Sponsor’s investment professionals may consider include, among other factors, the following:

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
If, after consideration of the relevant factors, our Sponsor determines that an investment is equally suitable for itself or another NorthStar entity, including us, the investment will be allocated among each of the applicable NorthStar entities, including us, on a rotating basis. If, after an investment has been allocated to us or another NorthStar entity, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Sponsor’s investment professionals, more appropriate for another NorthStar entity to fund the investment, our Sponsor may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Sponsor may determine to allow more than one investment vehicle, including us, to co-invest in a particular investment.
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
In addition, under this policy, our Sponsor’s investment professionals may consider the investment objectives and anticipated future pipeline of future investments of the investment vehicles that it sponsors. Because investing directly in senior housing facilities is not a focus of our strategy as it is for NorthStar Healthcare (although we have the ability to and may make such investments), our Sponsor may choose, for a variety of reasons, to source investment opportunities in the healthcare industry to NorthStar Healthcare rather than to us. The decision of how any potential investment should be allocated among us, our Sponsor and other NorthStar entities for which such investment may be suitable may, in many cases, be a matter of subjective judgment which will be made by our Sponsor. Stockholders may not agree with the determination. Our right to participate in the investment allocation process described above will terminate once we have fully invested the proceeds of our Offering or if we are no longer advised by an affiliate of our Sponsor.
Our Dealer Manager may distribute future NorthStar-sponsored programs during our Offering, our Dealer Manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital and such conflicts may not be resolved in our favor.
Our Dealer Manager does and may in the future act as the dealer manager for other NorthStar entities, such as NorthStar Income II, which is currently in the process of offering shares. In addition, future NorthStar-sponsored programs may seek to raise capital through public offerings conducted concurrently with our Offering. Our Dealer Manager could also act as the dealer manager of offerings not sponsored by our Sponsor. As a result, our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Such conflicts may not be resolved in our favor and stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.
We may not realize the anticipated benefits of our Sponsor’s joint venture with James F. Flaherty III.
In January 2014, our Sponsor entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc. (NYSE: HCP), focused on building a preeminent healthcare real estate business. In connection with the partnership, Mr. Flaherty will oversee and seek to grow the healthcare real estate portfolios of our Sponsor and us, as our Chief Executive Officer and President. Neither we nor our Sponsor may, however, realize the expected benefits of this joint venture with Mr. Flaherty due to, among other things, the economic and overall conditions of the healthcare real estate industry, Mr. Flaherty’s ability to source new healthcare real estate investments with the return we anticipate or at all or our Sponsor may become involved in disputes with Mr. Flaherty regarding the joint venture’s investments. In addition, a portion of the incentive fees to which Mr. Flaherty is entitled is based on our and our Sponsor’s existing healthcare real estate investments and is not contingent upon Mr. Flaherty’s performance regarding new healthcare real estate investments sourced by him. Such incentive fees may be substantial.

Risks Related to Regulatory Matters and Our REIT Tax Status
We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, FINRA, the Internal Revenue Service, or the IRS, and other federal, state and local governmental bodies and agencies and state blue sky laws. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in, among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also expect to have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. In addition, any internal policies we establish to manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
The direct or indirect effects of the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. Although the U.S. Commodity Futures Trading Commission has not yet finalized certain requirements, many other requirements have taken effect, such as swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps and the mandatory trading of certain swaps on swap execution facilities or exchanges starting in February 2014. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs of entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act and the rules promulgated thereunder. The occurrence of any of the foregoing events may have an adverse effect on our business.
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
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exception from the definition of “investment company” in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.
We must monitor our holdings and those of our operating partnership to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Through our operating partnership’s wholly-owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate.
Most of these subsidiaries will rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualification for exclusion from registration under the Investment Company Act will limit our ability to acquire or sell certain assets and also could restrict the time at which we may acquire or sell assets. For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC Guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
We may in the future organize special purpose subsidiaries of the operating partnership that will borrow under or participate in government sponsored incentive programs. We expect that some of these subsidiaries will rely on Section 3(c)(7) for their Investment Company Act exemption and, therefore, our operating partnership’s interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether the operating partnership passes the 40% test. Also, we may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur.
The loss of our Investment Company Act exemption could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us.
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
If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

Our Advisor is not registered and intends not to register as an investment adviser under the Investment Advisers Act, which could impact the types of investments that it recommends we make and cause us not to invest in opportunities that meet our investment criteria. If our Advisor is required to register, it could also hinder our operating performance and negatively impact stockholders’ return on their investment.
Our Advisor is not currently required to register as an investment adviser under the Investment Advisers Act. Furthermore, we believe if our Advisor manages our business consistent with the strategy adopted by our board of directors, our Advisor will not be required to register under the Investment Advisers Act even as a result of changes to the Investment Advisers Act implemented by the Dodd-Frank Act, which became effective in July 2011. Given the changes instituted by the Dodd-Frank Act, an investment adviser can be required to register with the SEC as an investment adviser if it has regulatory assets under management in excess of relevant statutory thresholds (or meets other statutory requirements), even if it manages only a single client. Whether an adviser has sufficient regulatory assets under management to require registration depends on the nature of the assets it manages. In calculating regulatory assets under management, our Advisor must include the value of each “securities portfolio” it manages. If our investments were to constitute a “securities portfolio” under the Investment Advisers Act, then our Advisor would be required to register. Specifically, our Advisor believes that our assets will not constitute a securities portfolio so long as a majority of our assets consist of loans we originate, real estate and cash and that our assets do not currently constitute a securities portfolio. Since we do not believe our assets will constitute a securities portfolio, we do not believe we have any regulatory assets under management, and therefore do not need to register. Our Advisor intends to manage our investments, consistent with our strategy, so that they will continue to not constitute a securities portfolio in the future. In so doing, it is possible that our Advisor could determine not to seek and recommend certain real estate debt and real estate securities available on the secondary market that we might otherwise consider. In such a scenario, we may not invest in opportunities that could improve our operating performance and positively impact stockholders’ return on their investment. If our board of directors determines to modify our strategy in such a way as to make it likely that our Advisor would be required to register under the Investment Advisers Act and our Advisor were required to register, it could also negatively impact our business because our Advisor would have to devote significant additional management time to such effort and would incur substantially greater costs to manage its business. This additional management time could distract our Advisor from managing our business and our Advisor may also seek reimbursement of such additional costs from us, which could decrease stockholders’ return on their investment in us.
Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, our board of directors has by resolution opted out of these provisions. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.
Our charter includes an anti-takeover provision that may discourage a person from launching a mini-tender offer for our shares.
Our charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. A “mini-tender offer” is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, our company will have the right to redeem the offeror’s shares, including any shares acquired in the tender offer. In addition, the noncomplying offeror shall be responsible for all of our company’s expenses in connection with that offeror’s noncompliance and no stockholder may transfer any shares to such noncomplying offeror without first offering the shares to us at the tender offer price offered by such noncomplying offeror. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent stockholders from receiving a premium price for their shares in such a transaction.
Our failure to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to stockholders.
We intend to elect to be taxed as a REIT commencing with our taxable year ending December 31, 2013, upon the filing of our federal income tax return for that year. We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Furthermore, if we fail to qualify as a REIT in any taxable year after we elect REIT status, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
Complying with REIT requirements may force us to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.
To qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time-to-time, we may generate taxable income greater than our net income (loss) for U.S. GAAP, due to among other things, amortization of capitalized purchase premiums, fair value adjustments and reserves. In addition, our taxable income may be greater than our cash flow available for distribution to stockholders as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for example, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
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
Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including our current and potential future earnings and cash distributions.

We could fail to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans and repurchase agreements.
We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, our REIT qualification could be jeopardized. For example, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in Revenue Procedure 2003-65, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. While we expect that any mezzanine loans in which we may invest will typically not meet all of the requirements for reliance on this safe harbor, we expect to invest in mezzanine loans in a manner that we believe will enable us to satisfy the REIT gross income and asset tests.
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
Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to stockholders.
Even if we qualify for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes. Any of these taxes would decrease cash available for distribution to stockholders. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose) to stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

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

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any domestic TRS of ours will be subject to federal corporate income tax on its income and on any non-arm’s-length transactions between us and any TRS, for example, excessive rents charged to a TRS could be subject to a 100% tax.

•	We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.

•	We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.
We may fail to qualify as a REIT if the IRS successfully challenges the valuation of our common stock used for purposes of our DRP.
In order to satisfy the REIT distribution requirements, the dividends we pay must not be “preferential.” A dividend determined to be preferential will not qualify for the dividends paid deduction. To avoid paying preferential dividends, we must treat every stockholder of a class of stock with respect to which we make a distribution the same as every other stockholder of that class, and we must not treat any class of stock other than according to its dividend rights as a class. For example, if certain stockholders receive a distribution that is more or less than the distributions received by other stockholders of the same class, the distribution will be preferential. If any part of a distribution is preferential, none of that distribution will be applied towards satisfying our REIT distribution requirements.

Stockholders participating in our DRP receive distributions in the form of shares of our common stock rather than in cash. Currently, the purchase price per share under our DRP is $9.50 per share. From and after 18 months from the completion of our Offering stage, the purchase price per share under our DRP will be 95% of the estimated value per share of our common stock, as determined by our Advisor or another firm chosen for that purpose. Pursuant to an IRS ruling, the prohibition on preferential dividends does not prohibit a REIT from offering shares under a distribution reinvestment plan at discounts of up to 5% of fair market value, but a discount in excess of 5% of the fair market value of the shares would be considered a preferential dividend. Any discount we offer is intended to fall within the safe harbor for such discounts set forth in the ruling published by the IRS. However, the fair market value of our common stock will not be susceptible to a definitive determination. If the purchase price under our DRP is deemed to have been at more than a 5% discount at any time, we would be treated as having paid one or more preferential dividends. Similarly, we would be treated as having paid one or more preferential dividends if the IRS successfully asserted that the value of the common stock distributions paid to stockholders participating in our DRP exceeded on a per-share basis the cash distribution paid to our other stockholders, which could occur if the IRS successfully asserted that the fair market value of our common stock exceeded the estimated value per share used for purposes of calculating the distributions under our DRP. If we are determined to have paid preferential dividends as a result of our DRP, we would likely fail to qualify as a REIT unless the IRS were to provide relief.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Modification of the terms of our debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to qualify as a REIT.
Our debt and healthcare‑related securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our debt and the mortgage loans underlying our healthcare‑related securities may be modified to avoid taking title to a property. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, or the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test.
IRS Revenue Procedure 2011-16 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications will qualify for the safe harbor in Revenue Procedure 2011-16. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we will generally not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to qualify as a REIT.
Our acquisition of debt or healthcare-related securities investments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly-traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
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
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of a stockholders’ investment. In the event in-kind distributions are made, a stockholders’ tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to stockholders during such year.
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

Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than property that we took title to as a result of a default on a debt investment or lease and for which we make a foreclosure property election, but include loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure stockholders that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities may be subject to a corporate income tax.
We also will not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to stockholders, in a year in which we are not profitable under U.S. GAAP principles or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. For example, certain of our assets will be marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to stockholders, in a year in which we are not profitable under U.S. GAAP or other economic measures.
We may distribute our common stock in a taxable distribution, in which case stockholders may sell shares of our common stock to pay tax on such distributions, and stockholders may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the full fair market value of the stock as dividend, which is generally treated as ordinary income and is taxable to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. There is no public market for our shares of common stock and therefore it may be difficult for a stockholder to sell the shares received as a dividend in order to pay this tax. If a U.S. stockholder does sell these shares, the sales proceeds may be less than the amount taxable as a dividend, depending on the price the stockholder receives for the shares. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose) in order to qualify as a REIT. We intend to make distributions to stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the

4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We have acquired and in the future may acquire, limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to individuals is generally 20%. Distributions paid by REITs, however, generally are taxed at the normal ordinary income rate applicable to the individual recipient (subject to a maximum rate of 39.6%), rather than the preferential rate applicable to qualified dividends. The more favorable rates applicable to regular corporate distributions could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.
The formation of any TRS lessees may increase our overall tax liability and transactions between us and any TRS lessee must be conducted on arm’s-length terms to not be subject to a 100% penalty tax on certain items of income or deduction.
We have formed a TRS lessee to lease our senior housing facilities that are “qualified health care properties.” Our TRS lessee will be subject to federal and state income tax on its taxable income, which will consist of the revenues from the senior housing facilities leased by the TRS lessee, net of the operating expenses for such properties and rent payments to us. Accordingly, the ownership of our TRS lessee will allow us to participate in the operating income from our properties leased to our TRS lessee on an after-tax basis in addition to receiving rent. The after-tax net income of the TRS lessee is available for distribution to us. The REIT rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will scrutinize all of our transactions with any TRS lessee to ensure that they are entered into on arm’s-length terms, however, there can be no assurance that we will be able to comply to avoid application of the 100% excise tax.
If our TRS lessee failed to qualify as a TRS or the facility operators engaged by our TRS lessee do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to stockholders.
Rent paid by a lessee that is a “related party operator” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We may lease certain of our senior housing facilities to our TRS lessee. So long as our TRS lessee qualifies as a TRS, it will not be treated as a “related party operator” with respect to our properties that are managed by an independent facility operator that qualifies as an “eligible independent contractor.” We expect that our TRS lessee will qualify to be treated as a TRS for federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of a TRS for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying our TRS lessee from treatment as a TRS, we would fail to meet the asset tests applicable to REITs and a portion of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would lose our REIT qualification for federal income tax purposes unless we qualified for application of statutory savings provisions.
Additionally, if the operators engaged by our TRS lessee do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the operators that enter into a management contract with our TRS lessee must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessee to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor, an operator must not own, directly or indirectly, more than 35% of our outstanding stock and no person or group of persons can own more than 35% of our outstanding stock and the ownership interests of the operator, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex. Although we intend to monitor ownership of our stock by our operators and their owners, there can be no assurance that these ownership levels will not be exceeded.

In addition, in order to qualify as an “eligible independent contractor,” among other requirements, an operator (or any related person) must be actively engaged in the trade or business of operating “qualified health care properties” for persons who are not related to us or our TRS lessee. Consequently, if an operator (or a related person) from whom we acquire a “qualified health care property” does not operate sufficient “qualified health care properties” for third parties, the operator will not qualify as an “eligible independent contractor.” Under this scenario, we would either be required to contract with another third party operator who qualifies as an “eligible independent contractor,” which could serve as a disincentive for the current operator to sell the property to us, or we would be unable to lease the property to our TRS lessee.
Our ability to lease certain of the senior housing facilities we acquire to our TRS lessee will be limited by the ability of those senior housing facilities to qualify as “qualified health care properties.”
We may lease certain of the senior housing facilities we acquire and that constitute “qualified health care properties” to our TRS lessee, which would contract with operators to manage the health care operations at those facilities. Our ability to use this TRS lessee structure may be limited by the ability of those senior housing facilities to qualify as “qualified health care properties” and the ability of the operators who we engage to manage the “qualified health care properties” to qualify as “eligible independent contractors.”
A “qualified health care property” includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facilities. Some of the properties that we will acquire may not be treated as “qualified health care properties.” To the extent a property does not constitute a “qualified health care property,” we will be unable to use the TRS lessee structure with respect to that property.
Our leases must be respected as true leases for federal income tax purposes.
To qualify as a REIT, we must satisfy two gross income tests each year, under which specified percentages of our gross income must be qualifying income, such as “rents from real property.” In order for rent on a lease to qualify as “rents from real property” for purposes of the gross income tests, the lease must be respected as a true lease for federal income tax purposes. If the IRS were to recharacterize our sale-leasebacks as financing arrangements or loans or were to recharacterize other leases as service contracts, joint ventures or some other type of arrangements, we could fail to qualify as a REIT.
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price paid to stockholders.
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our shares of common stock.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our healthcare real estate property investments are a part of our healthcare real estate equity segment and are described under Item 1. “Business.” The following table presents information with respect to our real estate equity investments, as of December 31, 2013:

Location City, State	Square Footage	Percentage Leased	Rent per Square Foot	Ownership Interest	Type(1)	Lease Expiration Date	Gross Carrying Value(2)	Borrowings	Net Cash Flow(3)
Healthcare Real Estate
Skaneateles, NY	13,233	100%	$21.9	100%	ALF	Oct-23	$3,000,000	$—	$290,415
Spring Hill, KS	28,116	100%	24.1	100%	ALF	Oct-23	7,000,000	—	677,636
Clinton, CT	25,332	100%	40.3	100%	MCF	May-23	10,500,000	7,782,328	1,021,357
Leawood, KS	48,470	100%	16.0	100%	ALF	Oct-23	8,000,000	—	774,441
Smyrna, GA	26,500	100%	36.5	100%	MCF	Nov-23	10,000,000	—	966,292
Milford, OH	145,896	100%	11.9	97%	ILF	Dec-20	15,600,000	10,500,000	1,741,117
	287,547						$54,100,000	$18,282,328	$5,471,258
___________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)
Represents operating real estate before accumulated depreciation as presented in our consolidated financial statements and excludes amounts related to intangibles, if any. Refer to “Note 4. Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”

(3)	Represents average annual contractual rent, excluding the effects of straight-line rent for the remaining lease term and resident level RIDEA income.

As of December 31, 2013, we had one property with a carrying value equal to or greater than 10% of our total assets. For the year ended December 31, 2013, gross revenues from two of our operators, Advantage Health Group and Peregrine Health Management Company, were 25% and 23% of our total revenues, respectively.
Item 3. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
Item 4. Mine Safety Disclosures
None.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
We are currently offering shares of our common stock pursuant to an effective registration statement at a price of $10.00 per share in our “best efforts” Primary Offering and a $9.50 purchase price for shares sold under our DRP. There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board of directors will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board of directors does not have a stated term for evaluating a listing on a national securities exchange as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders.
In order for members of FINRA and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares of common stock. For these purposes, the estimated value of our shares shall be deemed to be $10.00 per share as of December 31, 2013. The basis for this valuation is the fact that we are currently conducting a continuous, public offering of our common stock at the price of $10.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).

Stockholders
As of March 4, 2014, we had 4,261 stockholders of record.
Distributions
The following table summarizes distributions declared for the year ended December 31, 2013:

	Distributions (1)
Period	Cash	DRP	Total
2013
Second Quarter (2)	$44,939	$1,719	$46,658
Third Quarter	91,389	49,180	140,569
Fourth Quarter	534,597	590,062	1,124,659
Total	$670,925	$640,961	$1,311,886
_________________________________________________

(1)
Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period. Distributions are based on a daily amount of $0.00184932 per share, which is equivalent to an annual distribution rate of 6.75%.

(2)	Distributions from April 5, 2013 (the date of our first investment) through June 30, 2013.
Distribution Reinvestment Plan
We adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The initial purchase price per share under our DRP is $9.50. The Offering stage will be considered complete when we are no longer publicly offering equity securities in a continuous offering, whether through our Offering or follow-on public offerings. Once we establish an estimated value per share, shares issued pursuant to our DRP will be priced at 95% of the estimated value per share of our common stock, as determined by our Advisor or another firm chosen for that purpose. No selling commissions or dealer manager fees are paid on shares issued pursuant to our DRP. Our board of directors may amend or terminate our DRP for any reason upon ten-days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP.
For the period from April 5, 2013 through December 31, 2013, we issued 35,495 shares totaling $0.3 million of gross offering proceeds pursuant to our DRP. As of December 31, 2013, we recorded a distribution payable of $0.3 million related to the approved December cash distribution, which was reinvested pursuant to our DRP in January 2014.
Use of Proceeds from Registered Securities
On August 7, 2012, our registration statement on Form S-11 (File No. 333-170802), covering our Offering of up to 110,526,315 shares of common stock, of which 100,000,000 shares of common stock would be offered pursuant to our Primary Offering and 10,526,315 shares of common stock would be offered pursuant to our DRP, was declared effective under Securities Act of 1933, as amended, or the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering shares of common stock pursuant to our Offering at an aggregate Offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers and shares of common stock pursuant to our DRP at an aggregate Offering price of $100.0 million, or $9.50 per share. We expect to sell the shares registered in our Primary Offering over a two-year period ending August 2014, unless extended by our board of directors.
As of December 31, 2013, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering:

	Shares	Proceeds
Primary Offering	10,905,012	$108,706,292
DRP	35,495	337,200
Total	10,940,507	$109,043,492
As of December 31, 2013, we incurred $7.4 million in selling commissions, $3.2 million in dealer manager fees and $1.5 million in other offering costs in connection with the issuance and distribution of our registered securities and $8.7 million of these costs have been reallowed to third parties.

From the commencement of our Offering through December 31, 2013, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $96.9 million. From the commencement of our Offering through December 31, 2013, we used proceeds of $36.5 million to purchase real estate equity investments, $11.1 million to acquire a real estate debt investment and $0.8 million to pay our Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective August 7, 2013, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by our board of directors, in their sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. For the three months ended December 31, 2013, we did not repurchase any shares pursuant to the Share Repurchase Program. As of December 31, 2013, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to our independent directors’ compensation plan, we granted 5,000 restricted shares on February 11, 2013 and 2,500 restricted shares on November 7, 2013 to each of our three independent directors. All shares were issued at $9.00 per share and will generally vest over four years. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
Item 6. Selected Financial Data
The information below should be read in conjunction with “Forward-Looking Statements” Part I, Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.

Year Ended December 31,
2013
Operating Data:
Rental income	$487,946
Interest income	374,556
Total revenues	900,167
Total expenses	3,470,071
Net income (loss)	(2,569,904)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(2,560,264)
Distributions declared per share of common stock	$0.50

	As of December 31,
	2013	2012
Balance Sheet Data:
Cash	$45,537,255	$202,007
Operating real estate, net	53,968,827	—
Real estate debt investments, net	11,250,000	—
Total assets	115,839,130	202,007
Total borrowings	18,282,328	—
Due to related party	1,141,379	—
Total liabilities	22,343,233	—
Total equity	93,495,897	202,007

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” and risk factors included in Part I, Item 1A “Risk Factors” of this report. References to “we,’’ “us,’’ or “our’’ refer to NorthStar Healthcare Income, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We are an externally managed company formed to originate, acquire and asset manage a diversified portfolio of debt, equity and securities investments in healthcare real estate with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities, that have an emphasis on private pay patients. We may also originate and acquire debt and equity investments in facilities that may rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities. In addition, we may acquire healthcare-related securities. We are externally managed by our Advisor, who is an affiliate of our Sponsor, and we have no employees. Our Advisor is currently a subsidiary of our Sponsor. Our Sponsor is a diversified commercial real estate investment and asset management company publicly traded on the NYSE and was formed in October 2003. On February 11, 2013, we commenced operations upon our satisfying the $2.0 million minimum offering requirement.
Our primary investment types are as follows:

•	Real Estate Debt – Our debt investments include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.

•
Real Estate Equity – Our equity investments include equity investments backed by properties in the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities that have an emphasis on private pay patients and may also include medical office buildings and rehabilitation facilities.

•	Healthcare-Related Securities – Our securities investments include CMBS and may include other securities backed primarily by loans secured by healthcare properties.
We believe that these investment types are complementary to each other due to overlapping sources of investment opportunities and common reliance on healthcare real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.
On December 10, 2013, our Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into an independent publicly-traded company NSAM in the form of a tax-free distribution.  On February 5, 2014, NSAM filed a registration statement on Form 10 with the SEC to register shares of NSAM’s common stock.  The spin-off is expected to be completed in the second quarter of 2014 and our Sponsor expects shares of NSAM common stock to be listed on the NYSE. Following the completion of the spin-off of NSAM, our Advisor will be a subsidiary of NSAM. We expect this transaction to have no impact on our operations.
We are offering up to 100,000,000 shares pursuant to our Primary Offering, and up to 10,526,315 shares pursuant to our DRP. We retained our Dealer Manager, a subsidiary of our Sponsor, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing the shares being offered pursuant to our Primary Offering. To date, our Dealer Manager has executed selling agreements for us with broker-dealers covering more than 87,900 registered representatives. From inception through March 4, 2014, we raised gross proceeds of $173.5 million, excluding proceeds from our Initial Shares.
We intend to qualify as a REIT for federal income tax purposes beginning with the year ended December 31, 2013.
Sources of Operating Revenues and Cash Flows
We generate revenues from rental income, resident fees and interest income. Rental income is generated from our real estate for the leasing of space to various types of healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. Resident fee income from healthcare properties using the RIDEA structure is recorded when services are rendered and includes resident room and care charges and other resident charges. Interest income is generated from our debt and healthcare-related securities investments. We may also seek to acquire investments which generate attractive returns without any leverage.

Profitability and Performance Metrics
We calculate FFO and MFFO (see “Non GAAP Financial Measures Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.
Outlook and Recent Trends
Real Estate Markets
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for commercial real estate debt is the approximately $45.0 billion and $80.0 billion in non-agency CMBS issuance in 2012 and 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. Several of the world’s largest central banks acted in a coordinated effort to stimulate growth through massive injections of liquidity in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on the pace at which the Federal Reserve will taper its stimulus efforts and this change has led to and may continue in the future result in an increase in interest rates on U.S. government bonds and interest rates more generally. However, the Federal Reserve has indicated it intends to keep short-term interest rates near zero until the unemployment rate stabilizes.
Partly as a result of this stimulus, the commercial real estate markets began to improve starting in 2012 and continued in 2013 and valuations are now nearing peak 2007 levels, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, debt ceiling, gridlock, Federal Reserve policy on stimulus, concern with emerging market economies and other matters and their impact to the U.S. economy. We expect that this dynamic, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, (it is currently estimated that approximately $1.4 trillion of commercial real estate debt will mature through 2017) will continue to cause periodic volatility in the market for some time. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
The capital markets began opening up for our Sponsor and its affiliates in 2012 as evidenced by their first securitization financing transaction completed by them in November 2012 and the second in September 2013. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Industry experts are predicting approximately $100.0 billion of non-agency CMBS issuance in 2014.

Virtually all commercial real estate property types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. Healthcare property types were also negatively impacted, although not as much as other property types. The degree to which commercial real estate values continue to improve going forward will be dependent on both macro factors impacting the global and national economics and micro factors relating to the healthcare industry. Companies such as ours, with no pre-recession asset issues, should have a competitive advantage in the market because we will not be otherwise distracted dealing with legacy portfolio issues. In addition, our originations and acquisitions of debt, equity and securities investments will reflect valuations that have already adjusted to post-recession pricing. Rising interest rates should be a leading indicator that the economy is improving and in turn support continued improvement in real estate fundamentals.

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

Healthcare Markets

The healthcare real estate finance markets tend to attract new equity and debt capital more slowly than more traditional commercial real estate property types because of significant barriers to entry for new investors or lenders to healthcare property owners. Investing in and lending to the healthcare real estate sector requires an in-depth understanding of the specialized nature of healthcare facility operations and the healthcare regulatory environment. While these competitive constraints may create opportunities for attractive investments in the healthcare property sector, they may also provide challenges to us when seeking financing on attractive terms for our senior housing investments.

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
Our Strategy
Our primary business objectives are to originate and acquire a diversified portfolio of healthcare-related debt and equity investments, with a focus on the mid-acuity senior housing sector that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships, market leading real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring healthcare real estate-related investments.
The following table presents our investments activity in 2013 and from inception through March 4, 2014:

	Year Ended		From Inception Through
	December 31, 2013		March 4, 2014
Investment Type:	Number	Principal Amount/ Cost(1)	Number	Principal Amount/ Cost(1)
Real estate debt	1	$11,250,000	2	$25,887,000
Real estate equity	6	56,386,607	9	141,177,832
Total	7	$67,636,607	11	$167,064,832
____________________________________

(1)	Based on principal amount for real estate debt and cost for real estate equity investments which includes net purchase price allocation related to net intangibles and other assets, if any.

Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of us and our consolidated subsidiaries. We consolidate variable interest entities, or VIEs, if any, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. We base the qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. We reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to our business activities and the other interests. We reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
We evaluate our investments, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of December 31, 2013, we have not identified any VIEs related to our investments or financing.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party.
We perform on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us. Non-controlling interests are required to be presented as a separate component of equity on our consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss), or OCI, attributable to controlling and non-controlling interests. Allocations to non-controlling interests may differ from the stated ownership percentage interest in such entities as a result of preferred returns and allocation formulas, if any, as described in such governing documents.

Real Estate Debt Investments
Debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets. We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles.
Real Estate Securities
We classify our securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations.
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
Operating Real Estate
Rental and escalation income, if any, from operating real estate is derived from leasing of space to various types of healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in receivables on our consolidated balance sheets. Escalation income, if any, represents revenue from operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property, as applicable. This revenue is accrued in the same period as the expenses are incurred. Resident fee income from healthcare properties using a TRS structure is recorded when services are rendered and includes resident room and care charges and other resident charges.
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
Credit Losses and Impairment on Investments
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses. Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2013, we did not have any impaired real estate debt investments.
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate and healthcare sector conditions, asset and operator specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded as impairment on operating real estate in our consolidated statements of operations.
An allowance for a doubtful account for an operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of operator/resident to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
Real Estate Securities
Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. We adopted the provisions of the update effective January 1, 2013 and it did not have a material impact on our consolidated financial statements.
Results of Operations
On February 11, 2013, we commenced operations and subsequently made investments in real estate debt and equity. For the year ended December 31, 2013, we incurred a net loss of $2.6 million.

Rental and Resident Fee Income
Rental and resident fee income was $0.5 million, attributable to acquisitions in our real estate equity segment in the fourth quarter of 2013.
Interest Income
Interest income was $0.4 million, attributable to the acquisition of a new investments in our real estate debt segment.
Expenses
Property Operating Expenses
Property operating expenses was $23,821, attributable to new investments in our real estate equity segment.
Interest Expense
Interest expense was $0.1 million, primarily attributable to mortgage notes payable associated with new investments in our real estate equity segment.
Transaction Costs
Transaction costs primarily represent expenses such as professional fees associated with new real estate equity investments. For the year ended December 31, 2013, we incurred transaction costs of $1.6 million related to our acquisitions in our real estate equity segment.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party was $1.3 million primarily due to our capital raising and investment activity.
General and Administrative
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. An increase of $0.3 million in general and administrative expenses was primarily attributable to increases in our capital raising and investment activity.
Depreciation and Amortization
Depreciation and amortization expense was $0.1 million, primarily related to new acquisitions in our real estate equity segment.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from our Offering, cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, other term borrowings and securitization financing transactions.
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to primarily originate, acquire and asset manage a diversified portfolio of debt, equity and securities investments in healthcare real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. Our Offering ends in August 2014, unless extended by our board of directors. As of March 4, 2014 we made two debt investments and nine equity investments and have $45.3 million in cash.
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
Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50.0% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and Offering stage. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75.0% of the cost of our investments, including cash. As of December 31, 2013, our leverage was 19.5% and is well below the maximum allowed by our charter.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and Offering stage, these payments include payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Dealer Manager and our Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15.0% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. We entered into an advisory agreement with our Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. Effective August 7, 2013, the advisory agreement was renewed for one year to August 7, 2014.
Cash Flows
The following presents our consolidated statement of cash flows for the year ended December 31, 2013:

Cash flow provided by (used in):
Operating activities	$(343,225)
Investing activities	(59,068,135)
Financing activities	104,746,608
Net increase (decrease) in cash	$45,335,248
Year Ended December 31, 2013
Net cash used in operating activities was $0.3 million related to income generated from our real estate debt and equity investments offset by fees paid to our Advisor for the acquisition and management of our investments and other general and administrative expenses.
Net cash used in investing activities was $59.1 million related to the acquisition of our new investments.
Net cash provided by financing activities was $104.7 million related to net proceeds from the issuance of common stock through our Offering and borrowings, offset by the distributions paid on our common stock.
Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes payable	$18,282,328	$190,989	$637,183	$17,454,156	$—
Estimated asset management fees (1)	5,961,544	660,842	1,321,684	1,237,309	2,741,709
Estimated interest payments (2)	2,709,693	585,846	1,151,645	972,202	—
Total (3)	$26,953,565	$1,437,677	$3,110,512	$19,663,667	$2,741,709
_____________________________________

(1)	Estimated asset management fees were calculated for the next ten years and assumed no additional investments.

(2)
Estimated interest payments are based on the weighted average life of the borrowings. Applicable LIBOR benchmark plus the respective spread as of December 31, 2013 was used to estimate payments for our floating-rate borrowings.

(3)	Excludes construction related and other commitments for future development.
Off-Balance Sheet Arrangements
As of December 31, 2013, we have no off-balance sheet arrangements.

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
Fees to Advisor
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
Reimbursements to Advisor
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
NorthStar Realty Securities, LLC
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which is reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the year ended December 31, 2013 and the amount due to related party as of December 31, 2013:

		Year Ended December 31,	Due to related party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2013	2013(1)
Fees to Advisor
Asset management	Asset management and other fees-related party	$100,537	$37,532
Acquisition (2)	Real estate debt investments, net / Asset management and other fees-related party	1,346,268	564,405
Disposition (2)	Real estate debt investments, net	—	—
Reimbursements to Advisor
Operating costs (3)	General and administrative expenses	188,755	164,080
Organization (4)	General and administrative expenses	81,530	18,768
Offering (4)	Cost of capital (5)	1,549,065	356,594
Selling commissions / Dealer manager fees	Cost of capital (5)	10,561,191	—
Total			$1,141,379
_________________________________

(1)	For the year ended December 31, 2013, the aggregate amount of fees and all other costs paid to our Advisor was $0.8 million and $1.3 million, respectively.

(2)
Acquisition/disposition fees incurred to our Advisor related to debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Our Advisor may determine to defer fees or seek reimbursement.

(3)
As of December 31, 2013, our Advisor incurred unreimbursed operating costs on our behalf and $4.4 million is still allocable. For the year ended December 31, 2013, total operating expenses included in the 2%/25% Guidelines represented 2.0% of average invested assets and 11.8% of net loss without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(4)	As of December 31, 2013, our Advisor incurred unreimbursed organization and offering costs on our behalf and $1.8 million is still allocable.

(5)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2013, the ratio of offering costs to total capital raised was 11.1%.

Sponsor Purchase of Common Stock
Pursuant to our distribution support agreement, or our Distribution Support Agreement, our Sponsor committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In February 2013, our Sponsor purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. For the year ended December 31, 2013, including our Sponsor’s purchase of shares to satisfy the minimum offering requirement, our Sponsor purchased 233,391 shares of our common stock for $2.1 million under such commitment.
Acquisitions from our Sponsor
In 2013, we acquired an $11.3 million first mortgage loan and three real estate equity investments with an aggregate purchase price of $26.0 million. We assumed a $7.8 million non-recourse mortgage note payable in connection with one of our equity investments. The purchases were at cost and were approved by our board of directors, including all of its independent directors.

Recent Developments
Offering Proceeds
From January 1, 2014 through March 4, 2014, we issued 6.5 million shares of common stock pursuant to our Offering generating gross proceeds of $64.4 million.
Distributions
On February 27, 2014, our board of directors approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended June 30, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
New Investments
From January 1, 2014 through March 4, 2014, we made the following investments:

Location City, State	Ownership %	Principal Amount/ Cost(1)
Real estate debt
First mortgage loans	100%	$14,637,000
Subtotal real estate debt		14,637,000
Real estate equity
Denver, CO	97%	32,483,978
Frisco, TX	97%	39,807,247
Cheektowaga, NY	100%	12,500,000
Subtotal real estate equity		84,791,225
Total investments		$99,428,225
___________________________

(1)	Based on principal amount for real estate debt and cost for real estate equity investments, which includes net purchase price allocation related to net intangibles and other assets, if any.
Credit Facility Upsize
In February 2014, we, through our operating partnership, amended our Facility to increase the initial capacity to $100.0 million with up to $200.0 million of potential capacity. We intend to use the additional financing to fund real estate equity investments and first mortgage loans secured by healthcare real estate. As of March 4, 2014, we had no borrowings outstanding under our Facility.
The foregoing description of the amendment is qualified in its entirety by the amendment, a copy of which is attached as an exhibit to this Annual Report on Form 10-K and is incorporated herein by reference.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates. Substantially all of our leases allow for annual rent increases based on the relevant consumer price index which provide us with the opportunity to achieve increases, where justified by the market. Such types of leases generally minimize the risks of inflation on our healthcare properties.
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO, both of which are a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the NAREIT as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
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
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore, included in the computation of net income (loss) and income (loss) from operations, both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, almost always, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
Acquisition fees and expenses paid to our Advisor and third parties in connection with the acquisition of equity investments are considered expenses and are included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under U.S. GAAP. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore, if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operating earnings, cash flow or net proceeds from the sale of properties. All paid and accrued acquisition fees and expenses will have negative effects on future distributions to stockholders and cash flow generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
Due to certain of the unique features of publicly-registered, non-traded REITs the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs.  Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us.
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

We compute MFFO in accordance with the definition established by the IPA and adjusted for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments will be helpful in assessing our operating performance. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO excludes from FFO the following items:

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
MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting the expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. A property’s value is considered impaired if our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. If the estimated fair value of the underlying collateral for the debt investment is less than its net carrying value, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The value of our investments may be impaired and their carrying values may not be recoverable due to our limited life.
We believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and stockholders in assessing our future operating performance once our organization and offering and acquisition and development stages are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-traded REITs, including if we were to extend our acquisition and development stage or if we determined not to pursue an exit strategy.
However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions are not reported in MFFO, even though such realized gains (losses) could affect our operating performance and cash available for distribution. Stockholders should note that any cash gains generated from the sale of investments would generally be used to fund new investments.

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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to our common stockholders for the year ended December 31, 2013:

Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Healthcare Income, Inc. common stockholders	$(2,560,264)
Adjustments:
Depreciation and amortization	131,989
Depreciation and amortization related to non-controlling interests	(170)
Funds from operations	(2,428,445)
Modified funds from operations:
Funds from operations	(2,428,445)
Adjustments:
Acquisition fees and transaction costs	2,813,929
Straight-line rental (income) loss	(53,101)
Amortization of premiums, discounts and fees on investments and borrowings, net	31,348
Adjustments related to non-controlling interests	(9,312)
Modified funds from operations	$354,419
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. We declared distributions for the period from April 5, 2013 through December 31, 2013 of $1.3 million, of which $0.6 million was DRP. For the respective period, we paid distributions at an annualized distribution rate of 6.75% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the period from April 5, 2013 through December 31, 2013:

	Distributions(1)			Cash Flow from	Funds from
Period	Cash	DRP	Total	Operations	Operations
Period from April 5, 2013 through December 31, 2013	$670,925	$640,961	$1,311,886	$(343,225)	$(2,428,445)
______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
All distributions declared for the period from April 5, 2013 through December 31, 2013 were paid using Offering proceeds, including from the purchase of additional shares by our Sponsor. Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. The distributions in excess of our cash flow provided by operations were paid using Offering proceeds, including from the purchase of additional shares by our Sponsor. As a result, future distributions declared and paid may exceed cash flow provided by operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Our general financing strategy has focused on the use of “match funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our real estate debt investments as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our debt investments. We are subject to interest rate risk because on certain debt investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates.
Credit Risk
Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2013, our debt investment contributed all of our interest income.
We are subject to the credit risk of the lessee of operators of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator’s business as well as an assessment of the strategic importance of the underlying real estate to the operator’s core business operations. Where appropriate, we may seek to augment the operator’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, as of December 31, 2013, approximately 4.3% of our operator revenues are derived from government sources, notably Medicare or Medicaid. Previously announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.

Item 8. Financial Statements and Supplementary Data
The consolidated financial statements of NorthStar Healthcare Income, Inc. and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm’s report thereon are included in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NorthStar Healthcare Income, Inc.
We have audited the accompanying consolidated balance sheets of NorthStar Healthcare Income Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, the related consolidated statements of operations, comprehensive income (loss), and cash flows for the year ended December 31, 2013, and the related consolidated statements of equity for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index as Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Healthcare Income, Inc. and subsidiaries as of December 31, 2013 and 2012, the results of their operations for each of the three years in the period ended December 31, 2013, and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
New York, New York
March 6, 2014

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Cash	$45,537,255	$202,007
Restricted cash	1,883,411	—
Operating real estate, net	53,968,827	—
Real estate debt investments, net	11,250,000	—
Receivables, net	947,094	—
Deferred costs, net	1,127,845	—
Other assets	1,124,698	—
Total assets	$115,839,130	$202,007

Liabilities
Mortgage notes payable	$18,282,328	$—
Due to related party	1,141,379	—
Escrow deposits payable	1,794,905	—
Distribution payable	557,288	—
Accounts payable and accrued expenses	303,583	—
Other liabilities	263,750	—
Total liabilities	22,343,233	—

Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and 2012	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 10,985,230 and 22,223 shares issued and outstanding as of December 31, 2013 and 2012, respectively	109,852	222
Additional paid-in capital	97,055,758	199,785
Retained earnings (accumulated deficit)	(3,872,150)	—
Total NorthStar Healthcare Income, Inc. stockholders’ equity	93,293,460	200,007
Non-controlling interests	202,437	2,000
Total equity	93,495,897	202,007
Total liabilities and equity	$115,839,130	$202,007

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2013

Revenues
Rental income	$487,946
Interest income	374,556
Resident fee income	37,665
Total revenues	900,167
Expenses
Property operating expense	23,821
Interest expense	97,910
Transaction costs	1,570,356
Asset management and other fees - related party	1,334,304
General and administrative expenses	311,691
Depreciation and amortization	131,989
Total expenses	3,470,071
Net income (loss)	(2,569,904)
Net (income) loss attributable to non-controlling interests	9,640
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(2,560,264)
Net income (loss) per share of common stock, basic/diluted	$(1.26)
Weighted average number of shares of common stock outstanding, basic/diluted	2,026,378

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2013

Net income (loss)	$(2,569,904)
Comprehensive income (loss)	(2,569,904)
Comprehensive (income) loss attributable to non-controlling interests	9,640
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc.	$(2,560,264)

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2010	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007

Balance as of December 31, 2011	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007

Balance as of December 31, 2012	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007

Net proceeds from issuance of common stock (refer to Note 6)	10,905,012	$109,050	$96,486,986	$—	$96,596,036	$—	$96,596,036
Issuance and amortization of equity-based compensation	22,500	225	32,142	—	32,367	—	32,367
Non-controlling interest - contributions	—	—	—	—	—	210,077	210,077
Distributions declared	—	—	—	(1,311,886)	(1,311,886)	—	(1,311,886)
Proceeds from distribution reinvestment plan	35,495	355	336,845	—	337,200	—	337,200
Net income (loss)	—	—	—	(2,560,264)	(2,560,264)	(9,640)	(2,569,904)
Balance as of December 31, 2013	10,985,230	$109,852	$97,055,758	$(3,872,150)	$93,293,460	$202,437	$93,495,897

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013

Cash flows from operating activities:
Net income (loss)	$(2,569,904)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	131,989
Unbilled rent receivable	(53,101)
Amortization of deferred financing costs	31,348
Amortization of equity-based compensation	32,367
Changes in assets and liabilities:
Restricted cash	(180,315)
Receivables, net	(64,250)
Other assets	(67,198)
Due to related party	784,786
Escrow deposits payable	1,043,720
Accounts payable and accrued expenses	303,583
Other liabilities	263,750
Net cash provided by (used in) operating activities	(343,225)

Cash flows from investing activities:
Acquisition of operating real estate investments, net (refer to Note 6)	(46,286,575)
Acquisition of real estate debt investments (refer to Note 6)	(11,250,000)
Deferred costs	(46,149)
Restricted cash	(427,911)
Other assets	(1,057,500)
Net cash provided by (used in) investing activities	(59,068,135)

Cash flows from financing activities:
Borrowings from mortgage notes	10,500,000
Repayments of mortgage notes	(31,097)
Payment of deferred financing costs	(1,113,860)
Change in restricted cash	(524,000)
Net proceeds from issuance of common stock	94,052,300
Net proceeds from issuance of common stock, related party	2,070,586
Distributions paid on common stock	(754,598)
Proceeds from distribution reinvestment plan	337,200
Contributions from non-controlling interests	210,077
Net cash provided by (used in) financing activities	104,746,608

Net increase (decrease) in cash	45,335,248
Cash - beginning of period	202,007
Cash - end of period	$45,537,255

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,404
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 6)	$447,675
Subscriptions receivable, gross	920,825
Escrow deposits related to real estate debt investments	729,096
Distribution payable	557,288
Mortgage note payable assumed	7,813,425

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar Healthcare Income, Inc. (the “Company”) was formed in October 2010 as a Maryland corporation. The Company was formed primarily to originate, acquire and asset manage a diversified portfolio of commercial real estate debt and equity investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which the Company defines as assisted living, memory care, skilled nursing and independent living facilities that may have an emphasis on private pay patients. In addition, the Company may acquire healthcare-related securities. The Company intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2013.
The Company is externally managed by NorthStar Healthcare Income Advisor, LLC (the “Advisor”) and has no employees. The Advisor uses the investment professionals of NorthStar Realty Finance Corp. (the “Sponsor”) to manage the business. The Advisor is currently a subsidiary of the Sponsor. The Sponsor is a diversified commercial real estate investment and asset management company publicly traded on the New York Stock Exchange (the “NYSE”) and was formed in October 2003.
On December 10, 2013, the Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into an independent publicly-traded company, NorthStar Asset Management Group Inc., (“NSAM”), in the form of a tax-free distribution.  On February 5, 2014, NSAM filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register shares of NSAM’s common stock.  The spin-off is expected to be completed in the second quarter of 2014 and the Sponsor expects shares of NSAM common stock to be listed on the NYSE. Following the completion of the spin-off of NSAM, the Advisor will be a subsidiary of NSAM. The Company expects this transaction to have no impact on its operations.
Substantially all business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The initial limited partners of the Operating Partnership are the Advisor and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”). The Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of December 31, 2013 and 2012. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of December 31, 2013, the Company’s limited partnership interest in the Operating Partnership was 99.8%.
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
On October 12, 2010, as part of formation, the Company issued 22,223 shares of common stock to the Sponsor for $0.2 million (the “Initial Shares”). On August 7, 2012, the Company’s registration statement on Form S-11 with the SEC to offer a maximum of 110,526,315 shares of common stock, excluding the Initial Shares, in a continuous, public offering, of which up to 100,000,000 shares are being offered pursuant to the primary offering (the “Primary Offering”) and up to 10,526,315 shares are being offered pursuant to the distribution reinvestment plan (the “DRP”) and are herein collectively referred to as the Offering, was declared effective. At that time, the Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), a subsidiary of the Sponsor, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering. The board of directors of the Company has the right to reallocate shares between the Primary Offering and the DRP.
On February 11, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of the Sponsor purchasing an additional 222,223 shares of common stock for $2.0 million. From inception through March 4, 2014, the Company raised total gross proceeds of $173.5 million, excluding the proceeds from the Initial Shares.

2.	Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company did not have operations for the years ended December 31, 2012 and 2011, and therefore, does not present consolidated statements of operations or consolidated statements of cash flows for the respective periods.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIE”), if any, where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
The Company evaluates its investments, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of December 31, 2013, the Company has not identified any VIEs related to its investments or financing.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party.
The Company performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Non-controlling interests are required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to controlling and non-controlling interests. Allocations to non-controlling interests may differ from the stated ownership percentage interest in such entities as a result of preferred returns and allocation formulas, if any, as described in such governing documents.

Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Comprehensive Income (Loss)
The Company reports consolidated OCI in a separate statement following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and OCI.
Cash
The Company considers all highly-liquid investments with a remaining maturity date of three months or less to be cash. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash with major financial institutions. To date, the Company has not experienced any losses on cash.
Restricted Cash
Restricted cash consists of amounts related to operating real estate (escrows for taxes, insurance, capital expenditures, operator security deposits, payments required under certain lease agreements) and loan origination (escrow deposits).
Real Estate Debt Investments
Debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life.
Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category:	Term:
Building	40 years
Building improvements	Lesser of the useful life or remaining life of the building
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture and fixtures	10 years
The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles.
The following table presents future minimum rental income under leases and excludes resident level income generated through the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007 (the “RIDEA”) as of December 31, 2013:

Years Ending December 31:
2014	$3,697,735
2015	4,794,559
2016	5,349,311
2017	5,575,284
2018	5,787,965
Thereafter	23,398,161
Total	$48,603,015

Real Estate Securities
The Company classifies its securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.
Deferred Costs
Deferred costs include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are generally expensed when the associated borrowing is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and is recorded to depreciation and amortization in the consolidated statements of operations.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the year ended December 31, 2013, total acquisition fees and expenses did not exceed the allowed limit. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
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
Operating Real Estate
Rental and escalation income, if any, from operating real estate is derived from leasing of space to various types of healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in receivables on the consolidated balance sheets. Escalation income, if any, represents revenue from operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property, as applicable. This revenue is accrued in the same period as the expenses are incurred. Resident fee income from healthcare properties using a taxable REIT subsidiary structure (“TRS”) is recorded when services are rendered and includes resident room and care charges and other resident charges.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2013, the Company did not have any impaired real estate debt investments.
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate and healthcare sector conditions, asset and operator specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded as impairment on operating real estate in the consolidated statements of operations.
An allowance for a doubtful account for an operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of operator/resident to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
Real Estate Securities
Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
Organization and Offering Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross offering proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company records organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.
Equity-Based Compensation
The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, are amortized to compensation expense over the awards’ vesting period on a straight-line basis. Equity-based compensation is classified within general and administrative expense in the consolidated statements of operations.
Income Taxes
The Company intends to elect to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. The Company believes that it will satisfy all of the criteria to maintain the Company’s REIT qualification. However, there can be no assurance that these criteria will continue to be met.
Because the Company intends to be taxed as a REIT, it may not directly operate healthcare facilities. For certain of the Company’s healthcare properties, the Company use the TRS authorized by the REIT Investment Diversification and Empowerment Act. Under this structure, the Company will lease certain properties to the TRS and the TRS will enter into management contracts, with an “eligible independent contractor,” for the operation of such properties.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. The Company adopted the provisions of the update effective January 1, 2013 and it did not have a material impact on the consolidated financial statements.

3.	Real Estate Debt Investments
In April 2013, the Company acquired an $11.3 million first mortgage loan at cost. The loan was secured by a 112-unit senior care facility located in Madera, California and was originated by the Company’s Sponsor (refer to Note 6). The loan matures in March 2016 and is subject to two one-year extensions. The loan interest rate is 7.0% plus a 1.0% LIBOR floor. The borrower is required to comply with various financial and other covenants which include maintaining certain debt service coverage and occupancy ratios, as defined in the governing documents. The governing documents contain customary events of default standard for agreements of this type.
Credit Quality Monitoring
Debt investments are typically loans secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its debt investments at least quarterly and differentiates the relative credit quality principally based on: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity. The Company categorizes a debt investment for which it expects to receive full payment of contractual principal and interest payments as “performing.” The Company will categorize a weaker credit quality debt investment that is currently performing, but for which it believes future collection of all or some portion of principal and interest is in doubt, into a category called “performing with a loan loss reserve.” The Company will categorize a weaker credit quality debt investment that is not performing, which the Company defines as a loan in maturity default and/or past due at least 90 days on its contractual debt service payments, as a non-performing loan (“NPL”). The Company’s definition of an NPL may differ from that of other companies that track NPLs.

As of December 31, 2013, the Company’s sole debt investment was performing in accordance with the contractual terms of its governing documents and was categorized as a performing loan. For the year ended December 31, 2013, the existing first mortgage loan contributed all of interest income.

4.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2013:

Land	$4,315,000
Buildings	48,020,000
Furniture and fixtures	1,765,000
Subtotal	54,100,000
Less: Accumulated depreciation	(131,173)
Operating real estate, net	$53,968,827
For the year ended December 31, 2013, depreciation expense was $0.1 million.
The following table summarizes operating real estate acquisitions for the year ended December 31, 2013:

Location City, State	Property Type (1)	Ownership %	Date Acquired	Cost (2)
Skaneateles, NY	ALF	100%	Oct-13	$3,000,000
Spring Hill, KS	ALF (3)	100%	Oct-13	7,000,000
Clinton, CT	MCF	100%	Oct-13	10,997,652
Leawood, KS	ALF (3)	100%	Oct-13	8,000,000
Smyrna, GA	MCF	100%	Dec-13	10,000,000
Milford, OH	ILF	97%	Dec-13	17,388,955
				$56,386,607
_____________________________________________

(1)	Represents memory care facility (“MCF”), assisted living facility (“ALF”) and independent living facility (“ILF”).

(2)	Based on cost which includes net purchase price allocation related to net intangibles and other assets, if any.

(3)	Classification based on predominant facility type, but may include other facility types.

(4)	Investment acquired from the Sponsor (refer to Note 6).

In December 2013, the Company, through a joint venture with a private investor, acquired a 125-unit independent living facility located in Milford, Ohio. The Company contributed $6.8 million of equity for a 97.0% interest, including $0.3 million of transaction costs, and financed the acquisition with a $10.5 million non-recourse mortgage loan. Simultaneously with the acquisition, the Company entered into an agreement with its joint venture partner to form a healthcare operator to manage the joint venture through the RIDEA permitted structure.

The following table presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the acquisition of the Milford, OH investment and related borrowings as if it occurred on January 1, 2013. The unaudited pro forma amounts for the year ended December 31, 2013 were prepared for comparative purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future and exclude transaction costs:

Pro forma total revenues	$3,400,132
Pro forma net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(2,918,426)
Pro forma net income (loss) per share of common stock, basic/diluted	$(1.44)

The Company estimated the fair value of the assets and liabilities for all real estate acquired at the date of acquisition.

The following table presents the preliminary allocation of purchase price of the operating real estate assets acquired and liabilities assumed or issued (including financing entered into contemporaneous with the acquisition) for acquisitions in 2013 that continue to be subject to refinement upon receipt of all information:

Assets:
Land	$4,315,000
Buildings	49,785,000
Other assets acquired (1)	2,286,607
Total assets acquired	$56,386,607
Liabilities:
Mortgage notes payable	$18,313,425
Other liabilities assumed (2)	1,272,899
Total liabilities	19,586,324
Total NorthStar Healthcare Income, Inc. stockholders’ equity	36,599,505
Non-controlling interests	200,778
Total equity	36,800,283
Total liabilities and equity	$56,386,607
____________________________________________________________

(1)	Primarily includes deferred costs and escrowed amounts, as applicable.

(2)	Primarily includes prepaid rent and security deposits.

5.	Borrowings
The following table presents borrowings as of December 31, 2013:

	Type	Final Maturity(1)	Contractual Interest Rate(2)	Principal Amount	Carrying Value
Mortgage notes payable
Clinton, CT	Non-recourse	Jun-18	LIBOR +2.75%	$7,782,328	$7,782,328
Milford, OH	Non-recourse	Dec-18	LIBOR + 3.35%	10,500,000	10,500,000
Grand Total				$18,282,328	$18,282,328
_____________________________________________________

(1)	Assumes extended maturity dates.

(2)	For borrowings with a contractual interest rate based on LIBOR, represents one-month LIBOR for Clinton, CT and three-month LIBOR for Milford, OH.

The following table presents scheduled principal payments on mortgage notes payable, based on final maturity as of December 31, 2013:

Years Ending December 31:
2014	$190,989
2015	198,770
2016	438,413
2017	477,506
2018	16,976,650
Total	$18,282,328
Credit Facilities
On November 13, 2013, the Company, entered into a credit facility agreement with a national financial institution (the “Facility”), which provides up to $100.0 million to finance real estate investments and first mortgage loans secured by healthcare real estate. The interest rate and advance rate depend upon asset type and characteristics. The initial maturity of the Facility is November 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
During the initial and extended terms, the Facility acts as a revolving credit facility that can be paid down as assets are repaid or sold and re-drawn upon for new investments.
The Company agreed to guaranty certain obligations under the Facility. The Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types.

More specifically, the Company must maintain $5.0 million in unrestricted cash at all times during the term of the Facility. As of December 31, 2013, the Company had no borrowings outstanding under the Facility.
As of December 31, 2013, the Company was in compliance with all of its financial covenants.

6.	Related Party Arrangements
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
Fees to Advisor
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
Reimbursements to Advisor
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
NorthStar Realty Securities, LLC
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which are reallowed to participating broker-dealers. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Primary Offering, a portion of which is reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the year ended December 31, 2013 and the amount due to related party as of December 31, 2013:

		Year Ended December 31,	Due to related party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2013	2013
Fees to Advisor
Asset management	Asset management and other fees-related party	$100,537	$37,532
Acquisition (1)	Real estate debt investments, net / Asset management and other fees-related party	1,346,268	564,405
Disposition (1)	Real estate debt investments, net	—	—
Reimbursements to Advisor
Operating costs (2)	General and administrative expenses	188,755	164,080
Organization (3)	General and administrative expenses	81,530	18,768
Offering (3)	Cost of capital (4)	1,549,065	356,594
Selling commissions / Dealer manager fees	Cost of capital (4)	10,561,191	—
Total			$1,141,379
___________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. The Advisor may determine to defer fees or seek reimbursement.

(2)	As of December 31, 2013, the Advisor incurred unreimbursed operating costs on behalf of the Company and $4.4 million is still allocable.

(3)	As of December 31, 2013, the Advisor incurred unreimbursed organization and offering costs on behalf of the Company and $1.8 million is still allocable.

(4)	Cost of capital is included in net proceeds from issuance of common stock in the consolidated statements of equity.

Sponsor Purchase of Common Stock
Pursuant to the distribution support agreement (the “Distribution Support Agreement”), the Sponsor committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association) to provide additional funds to support distributions to stockholders. In February 2013, the Sponsor purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. For the year ended December 31, 2013, including the Sponsor’s purchase of shares to satisfy the minimum offering requirement, the Sponsor purchased 233,391 shares of the Company’s common stock for $2.1 million under such commitment.

Acquisitions from the Sponsor
In 2013, the Company acquired an $11.3 million first mortgage loan and three real estate equity investments with an aggregate purchase price of $26.0 million. The Company assumed a $7.8 million non-recourse mortgage note payable in connection with one of its equity investments. The purchases were at cost and were approved by the Company’s board of directors, including all of its independent directors.

7.	Equity-Based Compensation
Long-Term Incentive Plan
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it uses to attract and retain qualified directors, officers, employees of the Sponsor and consultants. The Plan offers these individuals an opportunity to participate in its growth through awards in the form of, or based on, its common stock. The Company currently intends to issue awards only to its independent directors under the Plan.
The Plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, performance awards, dividend equivalents, limited partnership interests in the Operating Partnership and other stock-based awards and cash based awards to directors of the Company. The maximum number of shares that may be issued upon the exercise or grant of an award under the Plan will not exceed in the aggregate 5.0% of the outstanding shares of the Company’s common stock on the date of grant. Any stock options and stock appreciation rights granted under the Plan will have an exercise price or base price that is not less than the fair value of the Company’s common stock on the date of grant.
The board of directors of the Company, or a committee of the board of directors, administers the Plan with sole authority to determine all of the terms and conditions of the awards, including whether the grants, vesting or settlement of awards may be subject to the attainment of one or more performance goals.
Directors’ Shares
Pursuant to the Plan, the Company granted 5,000 restricted shares on February 11, 2013 and 2,500 restricted shares on November 7, 2013 to each of the Company’s three independent directors. The shares were issued at $9.00 per share and will generally vest over four years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
For the year ended December 31, 2013, the Company recognized $32,367 of equity-based compensation expense related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statement of operations.

8.	Stockholders’ Equity
Common Stock
For the year ended December 31, 2013, the Company issued 10.9 million shares of common stock generating gross proceeds of $109.0 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its Offering stage. The Offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offering. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the year ended December 31, 2013, the Company issued 35,495 shares totaling $0.3 million of gross offering proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.00184932 per share, which is equivalent to an annual distribution rate of 6.75%. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the year ended December 31, 2013:

	Distributions(1)
Period	Cash	DRP	Total
Second Quarter (2)	$44,939	$1,719	$46,658
Third Quarter	91,389	49,180	140,569
Fourth Quarter	534,597	590,062	1,124,659
Total	$670,925	$640,961	$1,311,886
_________________________________________________

(1)
Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period. For the year ended December 31, 2013, approximately 22.2% of distributions paid was ordinary income and 77.8% was a return of capital.

(2)	Distributions from April 5, 2013 (date of the first investment) through June 30, 2013.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by the board of directors of the Company in its sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the year ended December 31, 2013, the Company did not repurchase any shares pursuant to the Share Repurchase Program. As of December 31, 2013, there were no unfulfilled repurchase requests.

9.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the year ended December 31, 2013 was an immaterial amount.
Other
The Company has non-controlling interests in operating real estate investments that represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests for the year ended December 31, 2013 was $9,369.

10.	Fair Value
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
Determination of Fair Value
The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2013:

	Principal Amount	Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$11,250,000	$11,250,000	$11,250,000
Financial liabilities: (1)
Mortgage notes payable	18,282,328	18,282,328	18,012,558
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

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
Real Estate Debt Investments
For debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment, but will not exceed the principal amount. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. These fair value measurements of debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
Mortgage Notes Payable
For mortgage notes payable, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

11.	Segment Reporting
The Company conducts its operations through the following segments, which are based on how management reviews and manages its operations:

•
The real estate debt segment is focused on originating, acquiring and asset managing healthcare-related debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.

•
The real estate equity segment primarily includes equity investments backed by properties in the mid-acuity senior housing sector, which the Company defines as assisted living, memory care, skilled nursing and independent living facilities that have an emphasis on private pay patients and may also include medical office buildings and rehabilitation facilities.

•
The healthcare-related securities segment is focused on investing in and asset managing healthcare-related securities primarily consisting of CMBS and may include other securities backed primarily by loans secured by healthcare properties.

The Company primarily generates revenue from interest income on the real estate debt and rental income from real estate equity investments. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
The following tables present segment reporting for the year ended December 31, 2013:

	Real Estate Debt	Real Estate Equity	Corporate(1)	Total
Revenues
Rental income	$—	$487,946	$—	$487,946
Interest income	374,556	—	—	374,556
Other revenue	—	37,665	—	37,665
Property operating expenses	—	23,821	—	23,821
Asset management and other fees-related party	—	—	1,334,304	1,334,304
Other expenses	2,460	1,458,756	650,730	2,111,946
Net income (loss)	$372,096	$(956,966)	$(1,985,034)	$(2,569,904)
Total Assets as of December 31, 2013	$11,406,597	$57,521,280	$46,911,253	$115,839,130
_________________________________________________

(1)	Includes unallocated asset management fee—related party and general and administrative expenses.

12.	Subsequent Events
Offering Proceeds
From January 1, 2014 through March 4, 2014, the Company issued 6.5 million shares of common stock pursuant to its Offering generating gross proceeds of $64.4 million.
Distributions
On February 27, 2014, the board of directors of the Company approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended June 30, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
New Investments
From January 1, 2014 through March 4, 2014, the Company made the following investments:

Location City, State	Ownership %	Principal Amount/ Cost(1)
Real estate debt
First mortgage loans	100%	$14,637,000
Subtotal real estate debt		14,637,000
Real estate equity
Denver, CO	97%	32,483,978
Frisco, TX	97%	39,807,247
Cheektowaga, NY	100%	12,500,000
Subtotal real estate equity		84,791,225
Total investments		$99,428,225
___________________________

(1)	Based on principal amount for real estate debt and cost for real estate equity investments, which includes net purchase price allocation related to net intangibles and other assets, if any.

Credit Facility Upsize
In February 2014, the Company, through the Operating Partnership, amended the Facility to increase the initial capacity to $100.0 million with up to $200.0 million of potential capacity. The Company intends to use the additional financing to fund real estate equity investments and first mortgage loans secured by healthcare real estate. As of March 4, 2014, the Company had no borrowings outstanding under the Facility.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Operating Real Estate
Skaneateles, NY	$—	$400,000	$2,600,000	$—	$400,000	$2,600,000	$3,000,000	$11,642	$2,988,358	Oct-13	40 years
Spring Hill, KS	—	430,000	6,570,000	—	430,000	6,570,000	7,000,000	30,927	6,969,073	Oct-13	40 years
Clinton, CT	7,782,328	600,000	9,900,000	—	600,000	9,900,000	10,500,000	45,345	10,454,655	Oct-13	40 years
Leawood, KS	—	900,000	7,100,000	—	900,000	7,100,000	8,000,000	34,291	7,965,709	Oct-13	40 years
Smyrna, GA	—	825,000	9,175,000	—	825,000	9,175,000	10,000,000	3,310	9,996,690	Dec-13	40 years
Milford, OH	10,500,000	1,160,000	14,440,000	—	1,160,000	14,440,000	15,600,000	5,658	15,594,342	Dec-13	40 years
Total	$18,282,328	$4,315,000	$49,785,000	$—	$4,315,000	$49,785,000	$54,100,000	$131,173	$53,968,827

Changes in the Company’s operating real estate portfolio for the year ended December 31, 2013 are as follows:

Beginning balance	$—
Property acquisitions	54,100,000
Ending balance	$54,100,000
Changes in accumulated depreciation for the year ended December 31, 2013 are as follows:

Beginning balance	$—
Depreciation expense	131,173
Ending balance	$131,173

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2013

Asset Type:	Location / Description	Number	Interest Rate		Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens(4)	Principal Amount	Carrying Value	Principal Amount of Loans Subject to Delinquent Principal or Interest
			Floating (1)	Fixed
First mortgage loan	California/SNF(5)	1	8.0%	—	Mar-16	I/O	—	$11,250,000	$11,250,000	—
_______________________________________

(1)	The floating-rate loan is subject to a fixed minimum LIBOR floor. The interest rate shown is the coupon, including the LIBOR floor, as of December 31, 2013.

(2)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(3)	Interest Only, or I/O; principal amount due in full at maturity.

(4)	Represents only third-party liens.

(5)	Skilled nursing facility.

Reconciliation of Carrying Value of Commercial Real Estate Debt as of December 31, 2013:

Beginning balance	$—
Additions:
Principal amount of new loans and additional funding on existing loans	11,250,000
Acquisition cost (fees) on new loans	112,500
Origination fees received on new loans	(112,500)
Ending balance	$11,250,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the 1934 Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, our management conducted an evaluation, as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.
Internal Control over Financial Reporting

(a)	Management’s annual report on internal control over financial reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

(b)	Changes in internal control over financial reporting.
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The Company’s management, including the Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
General
Our board of directors presently consists of four members: Messrs. Daniel R. Gilbert, Daniel J. Altobello, Gregory A. Samay and Jack F. Smith, Jr. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. Our executive officers are appointed annually by our board of directors and serve at the discretion of our board of directors. Set forth below is certain information regarding each of our directors and executive officers as of the date of this Annual Report on Form 10-K. On January 22, 2014, our board of directors appointed James F. Flaherty III as our Chief Executive Officer and President. Concurrently with Mr. Flaherty’s appointment, Mr. Gilbert was elected to our board and appointed as Executive Chairman and ceased to serve as our Chief Executive Officer. Also on that date, David T. Hamamoto decided to step down from our board as Chairman to facilitate these changes and will continue his stewardship of our Sponsor as its Chairman and Chief Executive Officer.
Current Directors and Executive Officers

Name	Age	Position
Daniel R. Gilbert	44	Executive Chairman
Daniel J. Altobello	73	Independent Director
Gregory A. Samay	55	Independent Director
Jack F. Smith, Jr.	62	Independent Director
James F. Flaherty III	56	Chief Executive Officer and President
Douglas W. Bath	43	Chief Investment Officer
Debra A. Hess	49	Chief Financial Officer and Treasurer
Ronald J. Jeanneault	46	Executive Vice President and Head of Asset Management
Ronald J. Lieberman	44	Executive Vice President, General Counsel and Secretary
Daniel R. Gilbert. Mr. Daniel R. Gilbert has served as the Executive Chairman of the board of directors since January 2014, having previously served as our Chief Executive Officer from August 2012 to January 2014 and as our Chief Investment Officer from October 2010 through February 2012. Mr. Gilbert is our Advisor’s Chief Investment and Operating Officer and also serves as the Chief Executive Officer of our Sponsor’s subsidiary that oversees non-traded and alternative products. He currently serves as Chief Investment and Operating Officer of our Sponsor. Mr. Gilbert also serves as the Chief Executive Officer and President of NorthStar Income and NorthStar Income II. Mr. Gilbert served as Co-President of our Sponsor from April 2011 until January 2013 and in various other senior management positions since our Sponsor’s initial public offering in October 2004. Mr. Gilbert began serving as an executive officer of each of NorthStar Income, NorthStar Healthcare and NorthStar Income II from their inceptions, in January 2009, October 2010 and December 2012, respectively. Mr. Gilbert served as an Executive Vice President and Managing Director of Mezzanine Lending of NorthStar Capital Investment Corp., a predecessor company of our Sponsor. Prior to that role, Mr. Gilbert was with Merrill Lynch & Co. in its Global Principal Investments and Commercial Real Estate Department and prior to joining Merrill Lynch & Co., held accounting and legal-related positions at Prudential Securities Incorporated. Mr. Gilbert holds a Bachelor of Arts degree from Union College in Schenectady, New York.
Our board of directors believes that Mr. Gilbert’s extensive commercial real estate and capital markets expertise while investing through various market cycles and changing market conditions combined with his 14 years of service at our Sponsor including his current service as the Chief Investment and Operating Officer of both our Sponsor and our Advisor, his position overseeing our Sponsor’s non-traded and alternative products business as Chief Executive Officer of NorthStar Realty Asset Management, LLC, a wholly-owned subsidiary of our Sponsor, as well as his prior experience as our Chief Executive Officer, support his appointment to our board of directors.
Daniel J. Altobello. Mr. Daniel J. Altobello has been one of our independent directors and a member of our audit committee since June 2011. Since October 2000, Mr. Altobello, as the Chairman of Altobello Family LP, has been a private investor investing in public securities, gas and oil, mutual funds and private equity ventures. From September 1995 until October 2000, Mr. Altobello was the Chairman of Onex Food Services, Inc., a subsidiary of private equity investor Onex Corp., where he was responsible for board meetings and special client relations. From December 1989 to September 1995, Mr. Altobello served as Chairman, President and Chief Executive Officer of Caterair International Corporation, an in-flight food service provider that was acquired by Onex Food Services, Inc. in September 1995. From November 1979 to December 1989, he held various managerial positions with the food service management and in-flight catering divisions of Marriott Corporation (NYSE: MAR), including Executive Vice President of Marriott Corporation and President of Marriott Airport Operations Group. Mr. Altobello began his management career at Georgetown University as Vice President of Administration Services. Mr. Altobello is a member of the board of directors of Arlington Asset Investment Corp. (NYSE: AI), a principal investment firm that invests in mortgage-related and other assets, DiamondRock Hospitality Company (NYSE: DRH), a lodging focused real estate company, Mesa Air Group, Inc., a regional airline and MamaMancini’s Holdings, Inc., a wholesale food manufacturer. Mr. Altobello also served on the advisory board of Hidden Creek Partners until February 2013. Mr. Altobello is a trustee of Loyola Foundation, Inc. Mr. Altobello holds a Bachelor of Arts in English from Georgetown University in Washington, D.C. and Master of Business Administration from Loyola University in Baltimore, Maryland.
Our board of directors believes that Mr. Altobello’s notable business and leadership experience in the area of corporate governance as a result of his tenure on numerous boards of directors support his appointment to our board of directors.
Gregory A. Samay. Mr. Gregory A. Samay has been one of our independent directors and a member of our audit committee since June 2011. Mr. Samay has served as Chief Investment Officer for the Fairfax County Retirement Systems consisting of three public pension systems with a combined $6 billion of assets since July 2013 (having previously served as an Investment Officer since July 2011). Mr. Samay served as Executive Director and Chief Investment Officer for Arlington County Employees’ Retirement System, a $1.3 billion public pension plan, from August 2005 to September 2010. Mr. Samay served as Assistant Treasurer for YUM! Brands, Inc. (NYSE: YUM), a quick service restaurant company, from 2003 to 2005. From 1998 to 2002, he served as Vice President and Treasurer of Charles E. Smith Residential Realty, Inc., a publicly-traded REIT that merged with Archstone Communities of Denver in 2001 to form Archstone-Smith Trust, a publicly-traded REIT until acquired by Tishman Speyer and Lehman Brothers Holdings Inc. in October 2007. Mr. Samay served as Senior Manager, Capital Markets and Investments, for MCI Corporation from 1996 to 1998. From 1987 to 1996, he held various positions, progressing from Senior Financial Advisor-Corporate Treasury to Assistant Treasurer- Corporate Treasury, for COMSAT Corporation, a global telecommunications company. Mr. Samay holds a Bachelor of Science in Engineering from Pennsylvania State University in University Park, Pennsylvania and a Master of Business Administration from the Darden School of Business, University of Virginia in Charlottesville, Virginia.
Our board of directors believes that Mr. Samay’s experience directing investments for a large pension fund and serving in various capacities for public REITs supports his appointment to our board of directors.
Jack F. Smith, Jr. Mr. Jack F. Smith, Jr. has been one of our independent directors and the chairman and financial expert of our audit committee since June 2011. Mr. Smith is also a member of the board of directors and chairman of the audit committee of NorthStar Income, a position he has held since January 2010. Mr. Smith was a partner with Deloitte & Touche LLP from June 1984 until August 2009. He served as the head of the firm’s real estate industry practice for Atlanta, Georgia and the Southeast from June 1996 to June 2007. Mr. Smith began his career as an accountant with Deloitte & Touche LLP in 1973, where his responsibilities included audits, due diligence on acquisitions and mergers, business and accounting advice and assistance in problem resolution. During the course of his career, Mr. Smith has served clients of varying sizes in many different industries, including public and private REITs, real estate developers, merchant builders, real estate investment funds, real estate operating companies and hotels. Mr. Smith is a member of the American Diabetes Association Leadership Council of Georgia, the Tennessee Technological University College of Business Foundation, the American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants and the Tennessee and Georgia Societies of Certified Public Accountants. Mr. Smith holds a Bachelor of Science in Accounting from Tennessee Technological University in Cookeville, Tennessee and a Master of Business Administration from Emory University in Atlanta, Georgia.
Our board of directors believes that Mr. Smith’s 25 years of experience as a partner with Deloitte & Touche LLP and his service as the head of the firm’s real estate industry practice in Atlanta and the Southeast supports his appointment to our board of directors.
James F. Flaherty III. Mr. James F. Flaherty III has been our Chief Executive Officer and President since January 2014. Prior to joining NorthStar Healthcare, Mr. Flaherty served as Chairman of the board of directors of HCP, Inc. (NYSE: HCP) from May 2005 to October 2013, as Chief Executive Officer from May 2003 to October 2013, and as President and a member of HCP’s board of directors since joining HCP in October 2002 to October 2013. Prior to joining HCP, he served at Merrill Lynch & Co. for 19 years in a variety of investment banking, capital markets and private equity functions in New York, London and Los Angeles and was head of Merrill Lynch's Global Healthcare Group. Mr. Flaherty is a member of the Board of Trustees of the University of Notre Dame and was a member of the Board of Governors of the National Association of Real Estate

Investment Trusts from 2004 to 2013. He also previously served on the board of directors of Quest Diagnostics Incorporated. Mr. Flaherty holds a Bachelor of Business Administration in Accounting from University of Notre Dame and a Master of Business Administration in Finance and Strategy from University of California, Los Angeles.
Douglas W. Bath. Mr. Douglas W. Bath has been our Chief Investment Officer and Chief Investment Officer of our Advisor since March 2012. Since March 2012, Mr. Bath has also served as Chief Investment Officer of an entity through which our Sponsor has operated its healthcare business. From February 2009 to February 2012, Mr. Bath was Vice President and Group Head, Healthcare Finance for Walker & Dunlop, Inc., a NYSE-traded provider of commercial real estate financial services. Mr. Bath created and led the Senior Housing and Hospital lending division and grew its loan portfolio to $1.3 billion in 2011. From June 2006 to November 2008, Mr. Bath was Senior Vice President with Sunrise Senior Living, Inc., or Sunrise, an NYSE-listed senior care provider serving nearly 40,000 residents in communities in the United States, Canada and the United Kingdom, where he oversaw development and recapitalization initiatives and guided asset management activities of Sunrise’s 448 facilities across 76 distinct portfolios and 36 equity investment companies. From April 2005 to June 2006, Mr. Bath was Vice President at JP Morgan, where he led its senior housing initiatives and played a key role in raising and managing a $700 million equity fund. From August 2003 to April 2005, he was Senior Vice President of Sunrise and was responsible for development and recapitalization joint venture transactions. Previously, Mr. Bath served in various capacities in the investment group at Sunrise, where he transitioned from the operations department at Sunrise after beginning his career at Sunrise in 1995. Over the course of his career, Mr. Bath has been involved in over $6.5 billion of senior housing transactions. Mr. Bath holds a Bachelor of Arts from Virginia Polytechnic Institute and State University in Blacksburg, Virginia and a Master of Business Administration from the University of Pittsburgh in Pittsburgh, Pennsylvania.
Debra A. Hess. Ms. Debra A. Hess has been our Chief Financial Officer and Treasurer since March 2012. She currently serves as our Advisor’s Chief Financial Officer and our Sponsor’s Chief Financial Officer, a position she has held since July 2011. Ms. Hess has also served as Chief Financial Officer and Treasurer of NorthStar Income since October 2011. Ms. Hess has further served as Chief Financial Officer and Treasurer of NorthStar Income II since December 2012. Ms. Hess has significant financial, accounting and compliance experience at public companies. Ms. Hess most recently served as Chief Financial Officer and Compliance Officer of H/2 Capital Partners, where she was employed from August 2008 to June 2011. From March 2003 to July 2008, Ms. Hess was a managing director at Fortress Investment Group, where she also served as Chief Financial Officer of Newcastle Investment Corp., a Fortress portfolio company and a NYSE-listed alternative investment manager. From 1993 to 2003, Ms. Hess served in various positions at Goldman, Sachs & Co., including as Vice President in Goldman Sachs’ Principal Finance Group and as a Manager of Financial Reporting in Goldman Sachs’ Finance Division. Prior to 1993, Ms. Hess was employed by Chemical Banking Corporation in the corporate credit policy group and by Arthur Andersen & Company as a supervisory senior auditor. Ms. Hess holds a Bachelor of Science in Accounting from the University of Connecticut in Storrs, Connecticut and a Master of Business Administration in Finance from New York University’s Stern School of Business in New York, New York.
Ronald J. Jeanneault. Mr. Ronald J. Jeanneault has been our Executive Vice President and Head of Asset Management and Executive Vice President and Head of Asset Management of our Advisor since March 2012. Since March 2012, Mr. Jeanneault has also served as Executive Vice President and Head of Asset Management of an entity through which our Sponsor operated its healthcare business. From June 1999 until January 2012, Mr. Jeanneault served in various positions at Sunrise, including Senior Vice President and Co-Head of Operations, Vice President of Facilities, Capital Planning, Design Division and Development. From July 1994 to June 1999, Mr. Jeanneault was the Director of Residential and Outpatient Programs for the Kennedy Krieger Institute at the Johns Hopkins Medical Institutions. Prior to 1994, Mr. Jeanneault spent four years with New Medico Health System, a private and for profit post-acute provider of brain injury rehabilitation services.
Ronald J. Lieberman. Mr. Ronald J. Lieberman has been our General Counsel since April 2011 and has served as our Executive Vice President since January 2013. He currently serves as our Advisor’s Executive Vice President, General Counsel and Secretary and as our Sponsor’s Executive Vice President, General Counsel and Secretary. Mr. Lieberman has served as General Counsel of our Sponsor since April 2011, as Executive Vice President of our Sponsor since April 2012 and as Assistant Secretary of our Sponsor from April 2011 until January 2013. Mr. Lieberman has also served as General Counsel and Secretary of NorthStar Income since October 2011, and as an Executive Vice President of the company since January 2013. Mr. Lieberman has further served as General Counsel and Secretary of NorthStar Income II since December 2012 and as Executive Vice President of NorthStar Income II since March 2013. Prior to joining NorthStar, Mr. Lieberman was a partner in the Real Estate Capital Markets practice at the law firm of Hunton & Williams LLP. Mr. Lieberman practiced at Hunton & Williams LLP, where he advised numerous REITs, including mortgage REITs and specialized in capital markets transactions, mergers and acquisitions, securities law compliance, corporate governance and other board advisory matters from September 2000 until March 2011. Prior to joining Hunton & Williams LLP, Mr. Lieberman was the associate general counsel at Entrade, Inc., during which time Entrade, Inc. was a public company listed on the NYSE. Mr. Lieberman began his legal career at Skadden, Arps, Slate, Meagher and Flom LLP. Mr. Lieberman holds a Bachelor of Arts, Master of Business Administration and Juris Doctor, each from the University of Michigan in Ann Arbor, Michigan.

Corporate Governance Profile
We are committed to good corporate governance practices and, as such, we have adopted a code of ethics and corporate governance guidelines discussed below.
Code of Ethics
We have adopted a code of ethics for the purpose of promoting honest and ethical conduct of our business, full disclosure in our filings with the SEC, compliance with applicable laws, governmental rules and regulations, prompt internal reporting of violations of, and accountability for adherence to, the code of ethics. Our code of ethics applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and other senior financial officers performing similar functions and our board of directors, collectively referred to as our covered persons. We intend to maintain high standards of honest and ethical business practices and compliance with all laws and regulations applicable to our business. Among the areas addressed by our code of ethics are conflicts of interest, including improper benefits, outside financial interests, business arrangements with us, outside employment or activities with competitors, charitable, government and other outside activities, family members working in the industry, corporate opportunities, offering and receiving entertainment, gifts and gratuities, protection and proper use of Company assets, maintaining the Company’s books and records, internal accounting controls, improper influence on audits, record retention, the protection of our confidential information, trademarks, copyrights and other intellectual property, insider trading, fair dealing and interacting with the government. Our code of ethics is available on our website at www.northstarreit.com/healthcare under the heading “Investor Relations - Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Healthcare Income, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel. Within the time period required by the rules of the SEC, we will post on our website any amendment to, or waivers from, our code of ethics.
Corporate Governance Guidelines
We have adopted corporate governance guidelines to assist our board of directors in the exercise of its responsibilities. The guidelines govern, among other things, board composition, board member qualifications, responsibilities and education, management succession and self-evaluation. A copy of our corporate governance guidelines may be found on our website at www.northstarreit.com/healthcare under the heading "Investor Relations-Corporate Governance" and is also available without charge to stockholders upon written request to: NorthStar Healthcare Income, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.
Our Audit Committee
Our board of directors has a separately designated standing audit committee and its primary function is to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process.
Our audit committee acts under a written charter adopted by our board of directors that sets forth the committee’s responsibilities and duties, as well as requirements for the committee’s composition and meetings. Under our audit committee charter, our audit committee will always be comprised solely of independent directors. A copy of our audit committee charter is available on our website at www.northstarreit.com/healthcare under the heading “Investor Relations - Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Healthcare Income, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.
Our board of directors has determined that each member of our audit committee is independent within the meaning of the applicable SEC rules. Even though our shares are not listed on the NYSE, our board of directors has also determined that all of the independent members of our board of directors are independent under the NYSE rules. The members of our audit committee are Messrs. Altobello, Samay and Smith. Our board of directors has determined that director Mr. Smith, who chairs our audit committee, is an “audit committee financial expert,” as that term is defined by the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
Our executive officers, directors and greater than 10% stockholders are not currently subject to the beneficial ownership reporting requirement pursuant to Section 16(a) of the Exchange Act, and therefore no reports were filed in 2013 pursuant to Section 16(a).

Item 11. Executive Compensation
We currently have no employees. Our day-to-day management functions are performed by our Advisor and related affiliates. Other than our chief executive officer, our executive officers are all employees of our Sponsor or its affiliates and pursuant to our advisory agreement with our Advisor provide management, acquisition, advisory and certain administrative services to us. We do not pay any of our executive officers for serving in their respective positions. See “Certain Relationships and Related Transactions” below for a discussion of fees paid to our Advisor and other affiliated companies.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be discussed pursuant to SEC regulations.
Director Compensation
Independent Directors
Pursuant to our Amended and Restated NorthStar Healthcare Income, Inc. Independent Directors Compensation Plan, or the Independent Directors Plan, each of our independent directors is paid an annual director’s fee of $65,000. The independent director who serves as our Audit Committee chairperson is paid an additional fee of $10,000 per year. Directors who are our officers, including the chairman of our board of directors, do not receive compensation as directors. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our board of directors.
Pursuant to the Independent Directors Plan, we automatically granted to each of our independent directors 5,000 shares of restricted common stock in connection with us satisfying the minimum offering requirement of our Offering. On November 7, 2013, each of our independent directors also received a grant of 2,500 shares pursuant to the Plan. We will also automatically grant to any person who becomes an independent director 5,000 shares of restricted common stock on the date such independent director is appointed or elected to our board of directors. In addition, on the date following an independent director’s re-election to our board of directors, he or she will receive 2,500 shares of restricted common stock. The restricted common stock will generally vest quarterly over four years; provided, however, that the restricted common stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in our control. We reserve the right to modify the nature of the equity grant to our directors from restricted common stock to other forms of stock-based incentive awards, such as units in our operating partnership structured as profit interests, as well as the vesting schedule.
Director Compensation for 2013
The following table provides information concerning the compensation of our independent directors for 2013:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Daniel J. Altobello	$65,000	$67,500	$132,500
Gregory A. Samay	65,000	67,500	132,500
Jack F. Smith, Jr.	75,000	67,500	142,500
Total	$205,000	$202,500	$407,500
___________________________________

(1)
Amounts include annual cash retainers. Fees paid to directors are currently incurred by our Advisor on our behalf and are classified as operating costs. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Arrangements” for further details.

(2)	The compensation associated with the restricted common stock issued to the directors was based on the “friends and family” offering price of $9.00 per share.
In addition, we reimbursed all directors for reasonable out-of-pocket expenses incurred in connection with their services on our board of directors in 2013.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 4, 2014, the total number and the percentage of shares of our common stock beneficially owned by:

•	each of our directors and each nominee for director;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The following table also sets forth how many shares of our common stock are beneficially owned by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock. The percentages of common stock beneficially owned are based on 17,449,353 shares of our common stock outstanding as of March 4, 2014.

Name and Address of Beneficial Owner (1)(2)	Number of Shares	Percentage

Directors and Executive Officers
Daniel R. Gilbert	—	—%
Daniel J. Altobello (2)	7,500	*
Gregory A. Samay (2)	7,500	*
Jack F. Smith, Jr. (2)	7,500	*
James F. Flaherty III	—	—%
Douglas W. Bath	—	—%
Debra A. Hess	—	—%
Ronald J. Jeanneault	—	—%
Ronald J. Lieberman	—	—%
All directors and officers as a group	22,500	—%
_____________________________________________
* Less than one percent.

(1)
Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares (i) “voting power,” which includes the power to vote or to direct the voting of such security; or (ii) “investment power,” which includes the power to dispose of or direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(2)
The address of each of the directors and executive officers is 399 Park Avenue, 18th Floor, New York, NY 10022. As of December 31, 2013, each of our independent directors held 1,199 vested shares and 6,301 unvested shares of restricted stock.

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2013, relating to our equity compensation plans pursuant to which grants of securities may be made from time-to-time. Refer to “Note 7. Equity-Based Compensation” of Item 8. “Financial Statements and Supplementary Data” for additional information surrounding our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Stockholders (1)	—	—	1,977,500
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	—	—	1,977,500
_________________________________________________________________

(1)
We have adopted two equity compensation plans: the Amended and Restated NorthStar Healthcare Income, Inc. Long-Term Incentive Plan, or the Long-Term Incentive Plan, and the Independent Directors Plan, which operates as a sub-plan of the Long-Term Incentive Plan. The maximum number of shares allowed to be issued under the Long-Term Incentive Plan (including the Independent Directors Plan) is 5% of the outstanding shares of our common stock on the date of the grant.

Item 13. Certain Relationships and Related Transactions and Director Independence
The following describes all transactions and currently proposed transactions between us and any related person since January 1, 2013, including transactions in which the related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Real Estate Investments Acquired From Our Sponsor
In April 2013, we entered into a participation agreement with our Sponsor to acquire an $11.3 million first mortgage loan at cost, all of which was acquired in 2013. The purchase was approved by our board of directors, including all of its independent directors.
On October 29, 2013, we, through our operating partnership, acquired from our Sponsor a 70-unit assisted living and memory care facility located in Leawood, Kansas and a 48-unit assisted living and memory care facility located in Spring Hill, Kansas for an aggregate total cost of $15.0 million.
On October 31, 2013, we, through our operating partnership, acquired from our Sponsor a 48-unit memory care facility located in Clinton, Connecticut for a total cost of $11.0 million.
In accordance with our conflicts of interest policy, our Sponsor identified each real estate investment as a suitable investment for NorthStar Healthcare and purchased these investments at our Sponsor’s cost, at a later date.  Each of these transactions was approved by our board of directors, including all of its independent directors, consistent with our conflicts of interest policy, and the total cost was funded with proceeds from our Offering. In connection with each of the acquisitions, NorthStar Healthcare entered into a Membership Interest Purchase and Sale Agreement with an affiliate of our Sponsor for the purchase of 100% of the membership interests in the entity that owned the facility.
Ownership Interests
Pursuant to the limited partnership agreement of our operating partnership, an affiliate of our Advisor, or the Special Unit Holder, holds a subordinated participation interest entitling it to receive distributions equal to 15% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, provided that our stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. Through our Sponsor’s joint venture with Mr. Flaherty, our Chief Executive Officer and President, Mr. Flaherty is entitled to receive one-third of the distributions received by the Special Unit Holder. In addition, the Special Unit Holder is entitled to a separate payment if it redeems its special units. The special units may be redeemed upon: (i) the listing of our common stock on a national securities exchange; or (ii) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that the Special Unit Holder would have been entitled to receive had our operating partnership disposed of all of its assets at the enterprise valuation as of the date of the event triggering the redemption. If the event triggering the redemption is: (i) a listing of our shares on a national securities exchange, the enterprise valuation will be calculated based on the average share price of our shares for a specified period; or (ii) an underwritten public offering, the enterprise value will be based on the valuation of the shares as determined by the initial public offering price in such offering. If the triggering event is the termination or non-renewal of the advisory agreement other than for cause, the enterprise valuation will be calculated based on an appraisal of our assets.
To date, we have not paid any distributions to the Special Unit Holder.
Pursuant to a distribution support agreement, our Sponsor committed to purchase up to an aggregate of $10.0 million in shares of our common stock (including any contributions made by our Sponsor to us to satisfy the minimum offering requirement) in certain circumstances in order to provide, among other matters, additional cash to pay distributions, if necessary. On February 11, 2013, an affiliate of our Sponsor purchased 222,223 shares of our common stock for $2.0 million at $9.00 per share (reflecting that no selling commissions or dealer manager fees were paid) to satisfy our minimum offering requirement. We used the proceeds from such sale to make a capital contribution to our operating partnership. In addition to the Sponsor’s purchase of our shares to satisfy our minimum offering requirement, as of December 31, 2013, our Sponsor purchased 11,168 shares of our common stock under the agreement.
Advisor
Our Advisor provides management, acquisition, advisory and certain administrative services for us, subject to oversight by our Board. Our Advisor is an indirect subsidiary of our Sponsor. All of our officers are officers of our Advisor and our Sponsor.
We pay our Advisor the following pursuant to an advisory agreement:

•
Our Advisor, or its affiliates, receives a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the amount funded or allocated for investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture). For the year ended December 31, 2013, we incurred $0.1 million of asset management fees.

•
Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by us to originate or acquire investments, including acquisition expenses and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture) except with respect to real estate property and 2.25% of each real estate property acquired by us, including acquisition expenses and any financing attributable to an equity investment (or our proportionate share thereof in the case of an equity investment made through a joint venture). An acquisition fee paid to our Advisor related to the origination or acquisition of debt investments is included in debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. For the year ended December 31, 2013, we incurred $1.3 million of acquisition fees.

•
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

•
Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Indirect operating costs include our allocable share of costs incurred by our Advisor for personnel and other overhead such as rent, technology and utilities. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period. As of December 31, 2013, our Advisor has incurred $4.6 million of operating costs on our behalf. For the year ended December 31, 2013, we reimbursed our Advisor for $24,675 of operating costs.

•
Our Advisor, or its affiliates, is entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross proceeds from our Primary Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us. In addition, our Advisor has agreed to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us exceed 15% of aggregate gross proceeds from our Primary Offering. We record organization and offering costs each period based on an allocation of expected total organization and offering costs to be reimbursed. Organization costs are recorded in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity. As of December 31, 2013, our Advisor has incurred $3.4 million of organization and offering costs on our behalf. For the year ended December 31, 2013, we reimbursed $1.3 million of organization and offering costs to our Advisor.

•	We reimburse our Advisor for actual costs incurred in connection with the selection, origination or acquisition of an investment, whether or not originated or acquired.

As a result of the 2%/25% Guidelines limitation described above, through December 31, 2013, we paid an aggregate of $0.8 million of asset management and other fees to our Advisor.

Dealer Manager
Our Dealer Manager is a licensed broker-dealer registered with FINRA. Pursuant to the dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which is reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP. For the year ended December 31, 2013, we incurred $7.4 million of selling commissions and $3.2 million of dealer manager fees.
Borrowing Policies
Except in limited circumstances as described below, we may not make any loans to our Sponsor, directors, our Advisor or any of their affiliates nor may we borrow money from our Sponsor, directors, our Advisor or any of their affiliates.
Policies Governing Related Person Transactions
In order to reduce or eliminate certain potential conflicts of interest, our charter and our advisory agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our Sponsor, our Advisor, our directors or their respective affiliates. The types of transactions covered by these policies include the compensation paid to our Advisor, decisions to renew our advisory agreement, acquisitions or leases of assets, mortgages and other types of loans and any other transaction in which our Sponsor, Advisor or any of our directors have an interest, reimbursement of operating expenses in excess of the 2%/25% Guidelines, issuances of options and warrants and repurchases of shares. Under the restrictions, these transactions, if permitted, must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction.
In addition to the provisions in our charter restricting related-party transactions, our board of directors has adopted the following conflicts of interest policy prohibiting us from entering into certain types of transactions with our directors, our Advisor, our Sponsor or any of their affiliates in order to further reduce the potential for conflicts inherent in transactions with affiliates. Pursuant to these conflicts of interest policies, we will not sell or lease any investments to, or acquire or lease any investments from, our directors, our Advisor, our Sponsor or any of their affiliates unless our Sponsor or its affiliate initially acquires an investment that is suitable for us at a time when we are unable to do so, with the intention of providing us the opportunity to acquire the investment at a later date when we are able to acquire the investment. Further, as required by our charter, we will not purchase investments from our Sponsor or its affiliate in these circumstances without a determination by a majority of our board of directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to our Sponsor or its affiliate. In addition, pursuant to these conflicts of interest policies, we will neither make any loans to our directors, our Sponsor, our Advisor or any of their affiliates nor borrow money from our directors, our Sponsor, our Advisor or any of their affiliates unless, with respect to such loan, an appraisal is obtained from an independent appraiser concerning the underlying property or loans to one of our wholly-owned subsidiaries, or with respect to such borrowing, a majority of our board of directors (including a majority of independent directors) not otherwise interested in such transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. We will not amend these policies unless a majority of our board of directors (including a majority of the independent directors) approves the amendment following a determination that the amendment is in the best interests of our stockholders.
We have also adopted a code of ethics that applies to each of our officers and directors and each of the officers, managers, principals and real estate professionals of our Sponsor and our Advisor, whom we refer to as covered persons. Our code of ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our Sponsor, our Advisor and their affiliates. Our audit committee shall have the sole discretion to approve any deviation or waiver from or amendments to this Code and any such waiver must be promptly disclosed to stockholders. A copy of our code of ethics is available on our website at www.northstarreit.com/healthcare under the heading “Investor Relations - Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Healthcare Income, Inc., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.
Director Independence
Although our shares are not listed on the NYSE or any other national securities exchange, our board of directors has affirmatively determined at a meeting held on February 27, 2014, that all of the members of our board of directors, except Mr. Gilbert, were independent under the NYSE rules. In determining director independence, our board of directors reviewed, among other things, whether any transactions or relationships exist currently or, existed since our incorporation, between each director and the Company and its subsidiaries, affiliates and equity investors or independent auditors. In particular, our board of directors reviewed current or recent business transactions or relationships or other personal relationships between each director and the Company, including such director’s immediate family and companies owned or controlled by the director or with which the director was affiliated. The purpose of this review was to determine whether any such transactions or relationships failed to meet any of the objective tests promulgated by the NYSE for determining independence or were otherwise sufficiently material as to be inconsistent with a determination that the director is independent. Our board of directors also examined whether there were any transactions or relationships between each director and members of our senior management or our affiliates.
In addition, we have determined that all of the members of our board of directors, except Mr. Gilbert, are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. Our charter is available on our website at www.northstarreit.com/healthcare under the heading “Investor Relations - Corporate Governance.”
Item 14. Principal Accountant Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees for professional services rendered for us by Grant Thornton LLP, our independent registered public accounting firm, for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
Type of Fee	2013	2012
Audit (1)	$99,800	$53,550
Audit-related	—	—
Tax	—	—
Other	—	—
Total	$99,800	$53,550
_____________________________________________________

(1)	Audit fees paid by our Advisor on our behalf.

Fees for audit services for the years ended December 31, 2013 and 2012 include fees associated with the annual audits for such years, including the quarterly reviews of our Quarterly Reports on the Form 10-Q, for each of the three-month periods ended March 31, June 30 and September 30, 2013, the examination of our Annual Report on Form 10-K and for other attest services, including issuance of consents and review of our post-effective amendments to our registration statement on Form S-11 and other documents filed by us with the SEC. Fees for audit services are currently incurred by our Advisor on our behalf and are classified as offering and operating costs. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Arrangements” for further details.

Audit Committee Pre-Approval Policy
In accordance with applicable laws and regulations, our audit committee will review and pre-approve any audit and non-audit services to be performed by Grant Thornton LLP to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. Our audit committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by the Company’s independent registered public accounting firm. The audit committee approved all of the services listed in the table above. In some cases our audit committee may pre-approve the provision of a particular category or group of services for up to a year, subject to a specified budget.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statement of Operations for the year ended December 31, 2013
Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2013
Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statement of Cash Flows for the year ended December 31, 2013
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2013
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2013

(a)3. Exhibit Index:

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

3.2
Certificate of Correction of the Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

3.3
Fourth Amended and Restated Bylaws of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and incorporated herein by reference)

10.1
Amended and Restated Advisory Agreement (filed as Exhibit 10.1 to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.2	Amended and Restated Escrow Agreement (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference)
10.3
Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.4
First Amendment to Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference)

10.5
NorthStar Healthcare Income, Inc. Amended and Restated Long Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference)

10.6
NorthStar Healthcare Income, Inc. Amended and Restated Long Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 4, 2013 and incorporated herein by reference)

10.7	Form of Restricted Stock Award (filed as Exhibit 10.6 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)
10.8
Second Amended and Restated Distribution Support Agreement, dated as of February 4, 2013, by and between NorthStar Realty Finance Corp. and NorthStar Healthcare Income, Inc. (filed as Exhibit 10.8 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.9
Form of Indemnification Agreement (filed as Exhibit 10.8 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.10
Credit Agreement, dated as of November 13, 2013, by and among NorthStar Healthcare Income Operating Partnership, LP, KeyBank National Association, the other lending institutions which are parties thereto and the other lending institutions that may become parties thereto (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 and incorporated herein by reference)

10.11
Unconditional Guaranty of Payment and Performance, dated as of November 13, 2013, made by NorthStar Healthcare Income, Inc. and each additional guarantor that may become a party thereto in favor of KeyBank National Association (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 and incorporated herein by reference)

10.12
Mortgage Participation Agreement, dated as of April 5, 2013, by and between NRFC Cedar Creek Holdings, LLC, the Noteholder, NRFC Cedar Creek Holdings, LLC, as Participation A-1 Holder, and NS Healthcare Loan Holdings LLC, as Participation A-2 Holder (filed as Exhibit 10.10 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.13
First Amendment to Mortgage Participation Agreement, dated as of June 28, 2013, by and between NRFC Cedar Creek Holdings, LLC, the Noteholder, NRFC Cedar Creek Holdings, LLC, as Participation A-1 Holder, and NS Healthcare Loan Holdings LLC, as Participation A-2 Holder (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and incorporated herein by reference)

10.14
Second Amendment to Mortgage Participation Agreement, dated as of August 2, 2013, by and between NRFC Cedar Creek Holdings LLC, as Noteholder, NRFC Cedar Creek Holdings, LLC, as Participation A-1 Holder, and NS Healthcare Loan Holdings, LLC, as Participation A-2 Holder (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and incorporated herein by reference)

10.15
Third Amendment to Mortgage Participation Agreement, dated as of August 16, 2013, by and between NRFC Cedar Creek Holdings LLC, as Noteholder, NRFC Cedar Creek Holdings, LLC, as Participation A-1 Holder, and NS Healthcare Loan Holdings, LLC, as Participation A-2 Holder (filed as Exhibit 10.13 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.16
Termination of Mortgage Participation Agreement, dated as of September 13, 2013, by and between NRFC Cedar Creek Holdings LLC, as Participation A-1 Holder, and NS Healthcare Loan Holdings, LLC, as Participation A-2 Holder (filed as Exhibit 10.14 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.17
Membership Interest Purchase and Sale Agreement, dated as of October 29, 2013, by and between NorthStar Realty Healthcare, LLC, as Seller, NRFC Blackhawk Holdings, LLC and NorthStar Healthcare Income Operating Partnership, LP, as Buyer, (filed as Exhibit 10.15 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.18
Membership Interest Purchase and Sale Agreement, dated as of October 29, 2013, by and between NorthStar Realty Healthcare, LLC, as Seller, NRFC Grace Gardens Holdings, LLC, Hilltopper Assisted Living, LLC and NorthStar Healthcare Income Operating Partnership, LC, as Buyer (filed as Exhibit 10.16 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.19
Membership Interest Purchase and Sale Agreement, dated as of October 31, 2013 by and between NorthStar Realty Healthcare, LLC, as Seller, NRFC Clinton Holdings, LLC and NorthStar Healthcare Income Operating Partnership, LP, as Buyer (filed as Exhibit 10.17 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.20
Commercial Loan Agreement, dated as of June 3, 2013, between Webster Bank, National Association, as Bank, NRFC Clinton Holdings, LLC, as Borrower, and Peregrine Way of CT, LLC, as Guarantor (filed as Exhibit 10.18 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.21
Commercial Term Note, dated as of June 3, 2013, for NRFC Clinton Holdings, LLC, as Borrower, paying to the order of Webster Bank, National Association, as holder (filed as Exhibit 10.19 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.22
Open-End Mortgage Deed, Security Agreement and Assignment, dated as of June 3, 2013, made by NRFC Clinton Holdings, LLC, as Mortgagor, to Webster Bank, National Association, as Mortgagee (filed as Exhibit 10.20 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.23
Assignment of Leases and Rents, dated as of June 3, 2013, by NRFC Clinton Holdings, LLC, as Mortgagor, to Webster Bank, National Association, as Mortgagee (filed as Exhibit 10.21 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.24
Security Agreement, dated June 3, 2013, by and between NRFC Clinton Holdings, LLC, as Debtor, and Webster Bank, National Association, as Bank (filed as Exhibit 10.22 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.25
Environmental Indemnification Agreement, dated as of June 3, 2013, by and among NRFC Clinton Holdings, LLC, as Borrower, Peregrine Way of CT, LLC, as Guarantor and Webster Bank, National Association, as Lender (filed as Exhibit 10.23 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.26
Pledge Agreement, dated as of June 3, 2013, by and between NRFC Clinton Holdings, LLC, as Borrower, Peregrine Way of CT, LLC, as Guarantor and Webster Bank, National Association, as Lender (filed as Exhibit 10.24 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.27
Limited Liability Company Agreement of Watermark Aqua Operator, LLC, dated as of December 27, 2013, by and between Watermark Aqua Investments, LLC and Aqua Operations NT-HCI, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.28
Purchase and Sale Agreement, dated as of November 19, 2013, by and between Wells Fargo Bank, National Association and Aqua Property NT-HCI, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.29
First Amendment to Purchase and Sale Agreement, dated as of December 18, 2013, by and between Wells Fargo Bank, National Association and Aqua Property NT-HCI, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.30
Second Amendment Purchase and Sale Agreement, dated as of December 23, 2013, by and between Wells Fargo Bank, National Association and Aqua Property NT-HCI, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.31
Management Agreement, dated as of December 27, 2013, by and between Watermark Pinebrook LLC and Watermark Retirement Communities, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.32
Loan Agreement, dated as of December 27, 2013, by and between General Electric Capital Corporation, Watermark Pinebrook Owner, LLC, and Watermark Pinebrook LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.33
Promissory Note, dated as of December 27, 2013, by and between Watermark Pinebrook Owner, LLC and GE Capital Bank (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.34
Open End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 27, 2013, by Watermark Pinebrook Owner, LLC to General Electric Capital Corporation (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.35
Contribution Agreement, dated as of December 27, 2013, by and between NorthStar Healthcare Income Operating Partnership, LP, David Freshwater, The Diana and David Freshwater Living Trust, David Barnes and The Barnes Family Revocable Trust (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.36
Assignment and Assumption of Purchase and Sale Agreement, dated December 31, 2013, by and between The Freshwater Group, Inc., Watermark Harvard Square Owner, LLC and Watermark Harvard Square AP, LLC (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.37
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of August 27, 2013, by and among Harvard Square, LLC, LDEV, LLC and The Freshwater Group, Inc. (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.38
Twelfth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of December 27, 2013, by and among Harvard Square, LLC, LDEV, LLC and The Freshwater Group, Inc. (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.39
Thirteenth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of December 30, 2013, by and among Harvard Square, LLC, LDEV, LLC and The Freshwater Group, Inc. (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.40
Agreement of Sale, dated December 27, 2013, by and between Vinings Senior Real Estate, LLC, Peregrine Way of GA, LLC and Golden Grove NT-HCI, LLC (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.41*
First Amendment to Credit Agreement and Other Loan Documents, dated as of February 28, 2014, by and among NorthStar Healthcare Income Operating Partnership, LP, NorthStar Healthcare Income, Inc., and KeyBank National Association

21.1*	Significant Subsidiaries of the Registrant
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar Healthcare Income, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statement of Operations for the year ended December 31, 2013; (iii) Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2013; (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the year ended December 31, 2013; and (vi) Notes to Consolidated Financial Statements

____________________________________________________________________________

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 7, 2014.

NorthStar Healthcare Income, Inc.
Date:	March 7, 2014	By:	/s/ JAMES F. FLAHERTY III
			Name:	James F. Flaherty III
			Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ JAMES F. FLAHERTY III	Chief Executive Officer	March 7, 2014
James F. Flaherty III

Chief Financial Officer and Treasurer
/s/ DEBRA A. HESS	(Principal Financial Officer and	March 7, 2014
Debra A. Hess	Principal Accounting Officer)

/s/ DANIEL R. GILBERT	Executive Chairman	March 7, 2014
Daniel R. Gilbert

/s/ DANIEL J. ALTOBELLO	Director	March 7, 2014
Daniel J. Altobello

/s/ GREGORY A. SAMAY	Director	March 7, 2014
Gregory A. Samay

/s/ JACK F. SMITH, JR.	Director	March 7, 2014
Jack F. Smith, Jr.

SUPPLEMENTAL INFORMATION
No proxy statement has been sent to the registrant’s stockholders. If a proxy statement is delivered to more than ten of the registrant’s stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the Commission at that time. The registrant will deliver to its stockholders a copy of this Annual Report on Form 10-K.