Form 10-Q
period 2014-03-31
NorthStar Healthcare Income, Inc.
filed 2014-05-15
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
The Company has one class of common stock, $0.01 par value per share, 26,715,387 shares outstanding as of May 13, 2014.

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

•
the impact of market and other conditions influencing the availability of equity versus debt investments and performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•	the impact of a loss on our initial investments prior to the time we hold a diversified portfolio of investments, which could be severe;

•
the impact of economic conditions on the borrowers of the debt we originate and acquire and the mortgage loans underlying the healthcare-related commercial mortgage backed securities in which we invest;

•	tenant/operator or borrower defaults or bankruptcy;

•	illiquidity of properties in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	availability of opportunities to acquire, including our advisor’s ability to source and close on equity, debt and securities investments in the healthcare real estate sector;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor’s due diligence to identify all relevant facts in our underwriting process or otherwise;

•	environmental compliance costs and liabilities;

•	whether we will realize the benefits of the partnership with James F. Flaherty III, our Chief Executive Officer and President;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

•	the impact of any conflicts arising among us and our sponsor and its affiliates;

•
changes in laws or regulations governing various aspects of our business and non-traded real estate investment trusts, or REITs, generally, including, but not limited to, changes implemented by the Financial Industry Regulatory Authority, Inc.;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	the effectiveness of our portfolio management techniques and strategies;

•	failure to maintain effective internal controls; and

•	compliance with the rules governing REITs.
The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1. Financial Statements

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Cash	$75,541,566	$45,537,255
Restricted cash	3,970,252	1,883,411
Operating real estate, net	136,325,315	53,968,827
Real estate debt investments, net	25,887,000	11,250,000
Receivables, net	1,568,147	947,094
Deferred costs, net	2,656,280	1,127,845
Other assets	340,825	1,124,698
Total assets	$246,289,385	$115,839,130

Liabilities
Mortgage notes payable	$59,735,294	$18,282,328
Due to related party	1,144,663	1,141,379
Escrow deposits payable	2,979,812	1,794,905
Distribution payable	1,094,736	557,288
Accounts payable and accrued expenses	2,273,916	303,583
Other liabilities	134,279	263,750
Total liabilities	67,362,700	22,343,233

Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 21,193,752 and 10,985,230 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	211,937	109,852
Additional paid-in capital	187,466,980	97,055,758
Retained earnings (accumulated deficit)	(9,843,897)	(3,872,150)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	177,835,020	93,293,460
Non-controlling interests	1,091,665	202,437
Total equity	178,926,685	93,495,897
Total liabilities and equity	$246,289,385	$115,839,130

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Rental income	$1,031,792	$—
Interest income	483,282	—
Resident fee income	2,932,224	—
Total revenues	4,447,298	—
Expenses
Property operating expenses	1,872,825	—
Interest expense	610,545	—
Transaction costs	1,680,378	—
Asset management and other fees - related party	2,165,521	—
General and administrative expenses	856,144	6,088
Depreciation and amortization	699,431	—
Total expenses	7,884,844	6,088
Net income (loss)	(3,437,546)	(6,088)
Net (income) loss attributable to non-controlling interests	27,881	5
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(3,409,665)	$(6,083)
Net income (loss) per share of common stock, basic/diluted	$(0.22)	$(0.04)
Weighted average number of shares of common stock outstanding, basic/diluted	15,550,724	151,656
Distributions declared per share of common stock	$0.17	$—

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(3,437,546)	$(6,088)
Comprehensive income (loss)	(3,437,546)	(6,088)
Comprehensive (income) loss attributable to non-controlling interests	27,881	5
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc.	$(3,409,665)	$(6,083)

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007
Net proceeds from issuance of common stock (refer to Note 6)	10,905,012	109,050	96,486,986	—	96,596,036	—	96,596,036
Issuance and amortization of equity-based compensation	22,500	225	32,142	—	32,367	—	32,367
Non-controlling interest - contributions	—	—	—	—	—	210,077	210,077
Distributions declared	—	—	—	(1,311,886)	(1,311,886)	—	(1,311,886)
Proceeds from distribution reinvestment plan	35,495	355	336,845	—	337,200	—	337,200
Net income (loss)	—	—	—	(2,560,264)	(2,560,264)	(9,640)	(2,569,904)
Balance as of December 31, 2013	10,985,230	$109,852	$97,055,758	$(3,872,150)	$93,293,460	$202,437	$93,495,897
Net proceeds from issuance of common stock	10,092,836	100,928	89,300,574	—	89,401,502	—	89,401,502
Amortization of equity-based compensation	—	—	12,656	—	12,656	—	12,656
Non-controlling interest - contributions	—	—	—	—	—	917,109	917,109
Distributions declared	—	—	—	(2,562,082)	(2,562,082)	—	(2,562,082)
Proceeds from distribution reinvestment plan	115,686	1,157	1,097,992	—	1,099,149	—	1,099,149
Net income (loss)	—	—	—	(3,409,665)	(3,409,665)	(27,881)	(3,437,546)
Balance as of March 31, 2014 (unaudited)	21,193,752	$211,937	$187,466,980	$(9,843,897)	$177,835,020	$1,091,665	$178,926,685

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(3,437,546)	$(6,088)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	699,431	—
Unbilled rent receivable	(111,795)	—
Amortization of deferred financing costs	124,262	—
Amortization of equity-based compensation	12,656	4,551
Changes in assets and liabilities:
Restricted cash	(1,998,781)	—
Receivables	(114,999)	—
Other assets	(262,052)	—
Due to related party	(574,544)	1,537
Escrow deposits payable	857,487	—
Accounts payable and accrued expenses	1,970,333	—
Other liabilities	(129,471)	—
Net cash provided by (used in) operating activities	(2,965,019)	—

Cash flows from investing activities:
Acquisition of operating real estate investments	(83,054,715)	—
Origination of real estate debt investments	(14,637,000)	—
Change in restricted cash	399,360	—
Other assets	1,045,925	—
Net cash provided by (used in) investing activities	(96,246,430)	—

Cash flows from financing activities:
Borrowing from mortgage notes	41,500,000	—
Repayment of mortgage notes	(47,034)	—
Payment of deferred financing costs	(1,653,901)	—
Change in restricted cash	(160,000)	—
Net proceeds from issuance of common stock	89,585,071	45,000
Net proceeds from issuance of common stock, related party	—	2,000,007
Distributions paid on common stock	(2,024,634)	—
Proceeds from distribution reinvestment plan	1,099,149	—
Contribution from non-controlling interests	917,109	—
Net cash provided by (used in) financing activities	129,215,760	2,045,007

Net increase (decrease) in cash	30,004,311	2,045,007
Cash - beginning of period	45,537,255	202,007
Cash - end of period	$75,541,566	$2,247,014

Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 6)	$713,828	$29,213
Subscriptions receivable, gross	1,360,002	—
Escrow deposits related to real estate debt investments	266,129	—
Distribution payable	1,094,736	—

See accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Healthcare Income, Inc. (the “Company”) was formed in October 2010 as a Maryland corporation. The Company was formed primarily to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which the Company defines as assisted living, memory care, skilled nursing and independent living facilities that may have an emphasis on private pay patients. The Company may also acquire and originate equity and debt investments in facilities that may rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities. In addition, the Company may acquire healthcare-related securities. The Company elected to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2013.
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
On December 10, 2013, the Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into a separate publicly-traded company, NorthStar Asset Management Group Inc. (“NSAM”) in the form of a tax-free distribution. On February 5, 2014, NSAM filed a registration statement on Form 10 with the Securities and Exchange Commission (the “SEC”) to register shares of NSAM’s common stock. The spin-off is expected to be completed in the second quarter of 2014 and the Sponsor expects shares of NSAM common stock to be listed on the NYSE. Following the completion of the spin-off of NSAM, the Advisor will be a subsidiary of NSAM. The Company expects this transaction to have no impact on its operations.
Substantially all business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The initial limited partners of the Operating Partnership are the Advisor and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”). The Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2014 and December 31, 2013. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of March 31, 2014, the Company’s limited partnership interest in the Operating Partnership was 99.9%.
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
On October 12, 2010, as part of its formation, the Company issued 22,223 shares of common stock to the Sponsor for $0.2 million (the “Initial Shares”). On August 7, 2012, the Company’s registration statement on Form S-11 with the SEC to offer a maximum of 110,526,315 shares of common stock, excluding the Initial Shares, in a continuous, public offering, of which up to 100,000,000 shares are being offered pursuant to the primary offering (the “Primary Offering”) and up to 10,526,315 shares are being offered pursuant to the distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering, was declared effective. At that time, the Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), a subsidiary of the Sponsor that will be a subsidiary of NSAM following the completion of the spin-off, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering. The board of directors of the Company has the right to reallocate shares between the Primary Offering and the DRP.
On February 11, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of the Sponsor purchasing an additional 222,223 shares of common stock for $2.0 million. In April 2014, the Company’s board of directors determined to extend the Offering for one year to August 7, 2015. From inception through May 13, 2014, the Company raised total gross proceeds of $265.9 million, excluding the proceeds from the Initial Shares.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC.
Principles of Consolidation
The consolidated financial statements include the accounts of consolidated subsidiaries. The Company consolidates variable interest entities (“VIE”), if any, where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of March 31, 2014, the Company has not identified any VIEs related to its investments or financing.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (“OCI”).
Operating Real Estate
The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations.
Real Estate Debt Investments
Debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. Debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.
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
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the three months ended March 31, 2014, total acquisition fees and expenses did not exceed the allowed limit. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
Revenue Recognition
Operating Real Estate
Rental and escalation income, if any, from operating real estate is derived from leasing of space to various types of healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals to be paid in monthly

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in receivables on the consolidated balance sheets. Escalation income, if any, represents revenue from operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property, as applicable. This revenue is accrued in the same period as the expenses are incurred. Resident fee income from healthcare properties using a taxable REIT subsidiary (“TRS”) structure is recorded when services are rendered and includes resident room and care charges and other resident charges.
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
Credit Losses and Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate and healthcare sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2014, the Company did not have any impaired real estate debt investments.
Real Estate Securities
Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
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
Other
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update that changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity or a business. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The requirements of this accounting update will be effective for the Company for the annual period beginning after December 15, 2014, however, early adoption is permitted but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issue. The Company early adopted this accounting pronouncement effective January 1, 2014 and the update did not have a material impact on the consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Operating Real Estate
The following table presents real estate equity investments as of March 31, 2014:

Property Type (1)	Number of Properties	Units (2)	Cost (3)	% of Total
ALF	5	415	$62,983,978	44.6%
MCF	2	104	20,997,652	14.9%
ILF	2	327	57,196,202	40.5%
Total	9	846	$141,177,832	100.0%
_____________________________________________

(1)	Classification based on predominant services provided, but may include other services: assisted living facility (“ALF”), memory care facility (“MCF”) and independent living facility (“ILF”).

(2)	Represents number of beds for MCF.

(3)	Based on cost which includes net purchase price allocation related to net intangibles and other assets, if any.

The following table presents operating real estate, net as of March 31, 2014:

Land	$12,015,000
Buildings	121,710,571
Furniture and fixtures	3,429,147
Subtotal	137,154,718
Less: Accumulated depreciation	(829,403)
Operating real estate, net	$136,325,315

The following table summarizes operating real estate acquisitions for the three months ended March 31, 2014:

Location City, State	Property Type	Ownership %	Date Acquired	Cost (1)
Denver, CO	ALF (2)	97%	Jan-14	$32,483,978
Frisco, TX	ILF	97%	Feb-14	39,807,247
Cheektowaga, NY	ALF (2)	100%	Feb-14	12,500,000
Total				$84,791,225
_____________________________________________

(1)	Based on cost which includes net purchase price allocation related to net intangibles and other assets, if any.

(2)	Classification based on predominant facility type, but may include other facility types.
The Company estimated the fair value of the assets and liabilities for all real estate acquired at the date of acquisition. The following table presents the preliminary allocation of purchase price of the operating real estate assets acquired and liabilities assumed or issued (including financing entered into contemporaneous with the acquisition) for acquisitions in 2014 and 2013 that continue to be subject to refinement upon receipt of all information:

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Assets:
Land	$12,015,000
Buildings	125,043,297
Other assets acquired (1)	4,119,535
Total assets acquired	$141,177,832
Liabilities:
Mortgage notes payable	$59,813,425
Other liabilities assumed (2)	1,563,455
Total liabilities	61,376,880
Total NorthStar Healthcare Income, Inc. stockholders’ equity	78,677,068
Non-controlling interests	1,123,884
Total equity	79,800,952
Total liabilities and equity	$141,177,832
____________________________________________________________

(1)	Primarily includes deferred costs and escrowed amounts, as applicable.

(2)	Primarily includes prepaid rent and security deposits.

4.	Real Estate Debt Investments
The following table presents a summary of debt investments, all of which were originated by the Company or the Sponsor:

				Weighted Average		Floating Rate as % of Principal Amount
First mortgage loans:	Number	Principal Amount	Carrying Value	Spread Over LIBOR (1)	Total Unleveraged Current Yield
As of March 31, 2014	2	$25,887,000	$25,887,000	8.1%	8.2%	100.0%
As of December 31, 2013	1	11,250,000	11,250,000	8.0%	8.1%	100.0%
__________________________________________________________

(1)
Includes a fixed minimum LIBOR rate (“LIBOR floor”). As of March 31, 2014 and December 31, 2013, the Company had all of its floating-rate loans subject to a LIBOR floor with the weighted average LIBOR floor of 0.6% and 1.0%, respectively.

Year to date through May 13, 2014, the Company originated one loan with a principal amount of $14.6 million.
As of March 31, 2014, the weighted average maturity, including extensions, of debt investments was 4.4 years.
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
As of March 31, 2014, all debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the three months ended March 31, 2014, each debt investment contributed more than 10% of interest income.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Borrowings
The following table presents borrowings as of March 31, 2014 and December 31, 2013:

				March 31, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity (1)	Contractual Interest Rate (2)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage notes payable
Clinton, CT	Non-recourse	Jun-18	LIBOR +2.75%	$7,735,294	$7,735,294	$7,782,328	$7,782,328
Milford, OH	Non-recourse	Dec-18	LIBOR + 3.35%	10,500,000	10,500,000	10,500,000	10,500,000
Denver, CO	Non-recourse	Feb-21	LIBOR +2.92%	21,500,000	21,500,000	—	—
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	20,000,000	20,000,000	—	—
Grand Total				$59,735,294	$59,735,294	$18,282,328	$18,282,328
_____________________________________________________

(1)	Assumes extended maturity dates available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(2)	Represents one-month LIBOR for Clinton, CT, Denver, CO and Frisco, TX and three-month LIBOR for Milford, OH.
The following table presents scheduled principal payments on mortgage notes payable, based on final maturity as of March 31, 2014:

April 1 to December 31, 2014	$143,955
Years Ending December 31:
2015	198,770
2016	438,413
2017	1,805,285
2018	18,359,987
Thereafter	38,788,884
Total	$59,735,294
Term Loan Facilities
On November 13, 2013, the Company entered into a credit facility agreement with a national financial institution (the “ Term Loan Facility”), which initially provided up to $25.0 million and currently provides up to $100.0 million to finance real estate investments and first mortgage loans secured by healthcare real estate. The interest rate and advance rate depend upon asset type and characteristics. The initial maturity of the Term Loan Facility is November 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
During the initial and extended terms, the Term Loan Facility acts as a revolving credit facility that can be paid down as assets are repaid, refinanced or sold and re-drawn upon for new investments.
The Company agreed to guaranty all obligations under the Term Loan Facility. The Term Loan Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. More specifically, the Company must maintain $5.0 million in unrestricted cash at all times during the term of the Term Loan Facility.
In February 2014, the Company, through the Operating Partnership, amended the Term Loan Facility to increase the initial capacity to $100.0 million with up to $200.0 million of potential capacity. As of March 31, 2014, the Company had no borrowings outstanding under the Term Loan Facility.
As of March 31, 2014, the Company was in compliance with all of its financial covenants.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Acquisition Fee
The Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by the Company to acquire or originate investments, including acquisition expenses and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture) except with respect to real estate property and 2.25% of each real estate property acquired by the Company, including acquisition expenses and any financing attributable to an equity investment (or the proportionate share thereof in the case of an equity investment made through a joint venture). An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each debt investment sold and 2.0% of the contract sales price of each property sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of investments is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a debt investment incurred in a transaction other than a sale is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three months ended March 31, 2014 and 2013 and the amount due to related party as of March 31, 2014 and December 31, 2013:

		Three Months Ended March 31,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2014	2013	March 31, 2014	December 31, 2013
Fees to Advisor
Asset management	Asset management and other fees-related party	$326,516	$—	$135,374	$37,532
Acquisition (1)	Real estate debt investments, net / Asset management and other fees-related party	1,985,377	—	—	564,405
Disposition (1)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	401,056	—	401,048	164,080
Organization	General and administrative expenses	75,475	1,538	30,412	18,768
Offering	Cost of capital (2)	1,434,024	29,213	577,829	356,594
Selling commissions / Dealer manager fees	Cost of capital (2)	9,797,724	5,000	—	—
Total				$1,144,663	$1,141,379
____________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. The Advisor may determine to defer fees or seek reimbursement.

(2)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
Sponsor Purchase of Common Stock
On April 10, 2014, the board of directors extended the term of the distribution support agreement (the “Distribution Support Agreement”) until August 7, 2015. Pursuant to the Distribution Support Agreement, the Sponsor committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In February 2013, the Sponsor purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. For the three months ended March 31, 2014 and 2013, including the Sponsor’s purchase of shares to satisfy the minimum offering requirement, the Sponsor purchased 233,391 and 222,223 shares of the Company’s common stock for $2.1 million and $2.0 million under such commitment, respectively.

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
For the three months ended March 31, 2014 and 2013, the Company recognized $12,656 and $4,551 of equity-based compensation expense, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

8.	Stockholders’ Equity
Common Stock
For the three months ended March 31, 2014, the Company issued 10.2 million shares of common stock generating gross proceeds of $101.7 million. For the year ended December 31, 2013, the Company issued 10.9 million shares of common stock generating gross proceeds of $109.0 million. From inception through March 31, 2014, the Company issued 21.1 million shares of common stock, generating gross proceeds of $210.8 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its Offering stage. The Offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offering. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the three months ended March 31, 2014, the Company issued 0.1 million shares totaling $1.1 million of gross offering proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.00184932 per share, which is equivalent to an annual distribution rate of 6.75%. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents distributions declared for the three months ended March 31, 2014:

	Distributions (1)
Period	Cash	DRP	Total
January	$315,522	$376,395	$691,917
February	356,437	418,992	775,429
March	497,536	597,200	1,094,736
Total	$1,169,495	$1,392,587	$2,562,082
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by the board of directors of the Company in its sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the three months ended March 31, 2014 and the year ended December 31, 2013, the Company did not repurchase any shares pursuant to the Share Repurchase Program. For the three months ended March 31, 2014, there were no unfulfilled repurchase requests.

9.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2014 and 2013 was an immaterial amount.
Other
Other non-controlling interests in operating real estate investments represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three months ended March 31, 2014 and 2013 was an immaterial amount.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	25,887,000	$25,887,000	$28,286,005	$11,250,000	$11,250,000	$11,250,000
Financial liabilities: (1)
Mortgage notes payable	59,735,294	$59,735,294	$53,304,686	$18,282,328	$18,282,328	$18,012,558
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Real Estate Debt Investments
For debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. These fair value measurements of debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
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
The Company conducts its business through the following segments, which are based on how management reviews and manages its business:

•
The real estate equity segment primarily includes equity investments backed by properties in the mid-acuity senior housing sector, which the Company defines as assisted living, memory care, skilled nursing and independent living

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

facilities that have an emphasis on private pay patients and may also include medical office buildings and rehabilitation facilities.

•
The real estate debt segment is focused on originating, acquiring and asset managing healthcare-related debt investments including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans as well as preferred equity interests.

•
The healthcare-related securities segment is focused on investing in and asset managing healthcare-related securities primarily consisting of commercial mortgage-backed securities and may include other securities backed primarily by loans secured by healthcare properties.

The Company primarily generates revenue from rental income from real estate equity and interest income on the real estate debt investments. The Company’s income is primarily derived through the difference between net revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
The following tables present segment reporting for the three months ended March 31, 2014 and 2013:

Three months ended March 31, 2014	Real Estate Equity	Real Estate Debt	Corporate (1)	Total
Rental income	$1,031,792	$—	$—	$1,031,792
Interest income	—	483,282	—	483,282
Other revenue	2,932,224	—	—	2,932,224
Property operating expenses	1,872,825	—	—	1,872,825
Asset management and other fees-related party	—	—	2,165,521	2,165,521
Other expenses	2,476,997	2,825	1,366,676	3,846,498
Net income (loss)	$(385,806)	$480,457	$(3,532,197)	$(3,437,546)

Three months ended March 31, 2013	Corporate (1)	Total
Other expenses	$6,088	$6,088
Net income (loss)	$(6,088)	$(6,088)
_________________________________________________

(1)	Includes unallocated asset management fee - related party and general and administrative expenses, if any.
The following table presents total assets by segment as of March 31, 2014 and December 31, 2013:

Total Assets	Real Estate Equity	Real Estate Debt	Corporate	Total
March 31, 2014	$143,722,017	$26,516,874	$76,050,494	$246,289,385
December 31, 2013	$57,521,280	$11,406,597	$46,911,253	$115,839,130

12.	Subsequent Events
Offering Proceeds
In April 2014, the Company’s board of directors determined to extend the Offering for one year to August 7, 2015. From April 1, 2014 through May 13, 2014, the Company issued 5.5 million shares of common stock pursuant to its Offering generating gross proceeds of $55.1 million.
Distributions
On May 12, 2014, the board of directors of the Company approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended September 30, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sponsor Purchase of Common Stock
On April 10, 2014, the board of directors extended the term of the Distribution Support Agreement until August 7, 2015. On May 12, 2014, the Company’s board of directors approved the sale of 9,716 shares of the Company’s common stock to the Sponsor, pursuant to the Distribution Support Agreement. In connection with this commitment and including the Sponsor’s purchase of shares approved on May 12, 2014, the Sponsor has purchased 243,107 shares for $2.2 million.
Share Repurchases
From April 1, 2014 through May 13, 2014, the Company repurchased 342 shares for a total of $3,412 or a weighted average price of $9.99 per share under the Share Repurchase Program.
New Investments
In May 2014, the Company, through a general partnership with the Sponsor, entered into a joint venture with an affiliate of Formation Capital, LLC (“Healthcare Joint Venture”) to acquire a $1.1 billion investment in a healthcare real estate portfolio comprised of over 8,500 units/beds across 43 ALFs and 37 skilled nursing facilities, located primarily in Florida, Illinois, Oregon and Texas. The Company contributed $23.4 million for an approximate 5.6% interest in Healthcare Joint Venture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “we,” “us” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We are an externally managed company formed in October 2010. We were formed to primarily acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities that may have an emphasis on private pay patients. We may also acquire and originate equity and debt investments in facilities that may rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities. In addition, we may acquire healthcare-related securities.
We are externally managed by NorthStar Healthcare Income Advisor, LLC, or our Advisor, and have no employees. The Advisor uses investment professionals of NorthStar Realty Finance Corp., or our Sponsor, to manage the business. Our Advisor is currently a subsidiary of our Sponsor. Our Sponsor is a diversified commercial real estate investment and asset management company publicly traded on the New York Stock Exchange, or the NYSE, and was formed in October 2003.
Our primary investment types are as follows:

•
Real Estate Equity - Our equity investments may include equity investments backed by properties in the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities that may have an emphasis on private pay patients and may also include medical office buildings and rehabilitation facilities.

•	Real Estate Debt - Our debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.

•
Healthcare-Related Securities - Our securities investments may include commercial mortgage-backed securities, or CMBS, and may include other securities backed primarily by loans secured by healthcare properties.

We believe that these investment types are complementary to each other due to overlapping sources of investment opportunities and common reliance on healthcare real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.
On December 10, 2013, our Sponsor announced that its board of directors unanimously approved a plan to spin-off its asset management business into a separate publicly-traded company, NorthStar Asset Management Group Inc., or NSAM, in the form of a tax-free distribution. On February 5, 2014, NSAM filed a registration statement on Form 10 with the Securities and Exchange Commission, or the SEC, to register shares of NSAM’s common stock. The spin-off is expected to be completed in the second quarter of 2014 and our Sponsor expects shares of NSAM common stock to be listed on the NYSE. Following the completion of the spin-off of NSAM, our Advisor will be a subsidiary of NSAM. We expect this transaction to have no impact on our operations.
We are offering up to 100,000,000 shares pursuant to our primary offering, or our Primary Offering, and up to 10,526,315 shares pursuant to our distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering. We retained NorthStar Realty Securities, LLC, or our Dealer Manager, a subsidiary of our Sponsor that will be a subsidiary of NSAM following the completion of the spin-off, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing the shares being offered pursuant to our Primary Offering.
On February 11, 2013, we commenced operations by satisfying our minimum offering requirement in our Primary Offering as a result of our Sponsor purchasing an additional 222,223 shares of common stock for $2.0 million. To date, our Dealer Manager has executed selling agreements for us with broker-dealers covering more than 90,300 registered representatives. In April 2014, our board of directors determined to extend our Offering for one year to August 7, 2015. From inception through May 13, 2014, we raised gross proceeds of $265.9 million, excluding proceeds from our Initial Shares.
We conduct our operations so as to continue to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

Our Investments
The following table presents our investments as of May 13, 2014:

Investment Type:	Number	Principal Amount/ Cost (1) (2)	% of Total
Real estate equity (3)
Assisted living facilities	5	$62,983,978	27.8%
Memory care facilities	2	20,997,652	9.2%
Independent living facilities	2	57,196,202	25.3%
Subtotal consolidated investments	9	141,177,832	62.3%

Investment in joint venture (4)	1	59,214,495	26.2%
Total real estate equity	10	200,392,327	88.5%

Real estate debt
First mortgage loans	2	25,887,000	11.5%
Total real estate debt	2	25,887,000	11.5%
Total investments	12	$226,279,327	100.0%
____________________________________

(1)	Based on cost for real estate equity investments, which includes net purchase price allocation related to net intangibles and other assets, if any, and principal amount for real estate debt.

(2)	Includes $144.0 million of real estate equity and $14.6 million of real estate debt investments made in 2014.

(3)	Classification based on predominant services provided, but may include other services.

(4)	Represents our proportionate interest in the gross assets of the $1.1 billion healthcare real estate portfolio, or our Healthcare Joint Venture.
The following presents our investment diversity across property type and geographic location based on principal amount or cost (including our proportionate interest in gross assets for the investment in joint venture):

Total Investments by Property Type(1)	Total Investments by Geographic Location

_________________________________

(1)
Classification based on predominant services provided, but may include other services: assisted living facility, or ALF, memory care facility, or MCF, skilled nursing facility, or SNF, and independent living facility, or ILF.

For financial information regarding our reportable segments, refer to Note 11. “Segment Reporting” in our accompanying consolidated financial statements included in Item 1. “Financial Statements.”

Real Estate Equity
Overview
Our real estate equity investment strategy is focused on acquiring healthcare properties or interests in healthcare properties, with a focus on the mid-acuity senior housing sector, which we define as ALF, MCF, SNF and ILF, that have an emphasis on private pay patients. We may also acquire facilities that rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities. Our equity investments are generally in the form of lease or management transactions where we purchase a property and enter into a long-term lease or management agreement with an operator responsible for contractual payments to us. In certain instances, we will enter into structures permitted by the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, where we participate directly in the operational cash flow of a property. Our real estate equity investments that operate under the RIDEA structure generate resident level income from short-term residential agreements and incur customary related operating expenses. The investments typically have the potential to appreciate in value and therefore help overcome our upfront fees and expenses.
Our Portfolio
As of May 13, 2014, $141.2 million, or 62.3%, of our assets, were invested directly in healthcare real estate equity and consisted of nine healthcare properties with an average investment size of $15.7 million. The properties were 100.0% leased to three operators, with a 7.7 year weighted average remaining lease term.
The following table presents a summary of our direct real estate equity investments as of May 13, 2014:

Property Type (1)	Number of Properties	Units (2)	Cost (3)	% of Total
ALF	5	415	$62,983,978	44.6%
MCF	2	104	20,997,652	14.9%
ILF	2	327	57,196,202	40.5%
Total	9	846	$141,177,832	100.0%
____________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Represents number of beds for MCF.

(3)	Based on cost which includes net purchase price allocation related to net intangibles and other assets, if any.

As of May 13, 2014, $59.2 million, or 26.2%, of our assets were invested in our Healthcare Joint Venture, with an ownership interest of 5.6%. Our Healthcare Joint Venture portfolio is comprised of over 8,500 units/beds across 43 ALFs and 37 SNFs, located primarily in Florida, Illinois, Oregon and Texas.
The following table presents a summary of our interest in the gross assets in the Healthcare Joint Venture as of May 13, 2014:

Property Type (1)	Number of Properties	Units(2)	Cost (3)	% of Total
ALF	43	3,458	$33,301,274	56.2%
SNF	37	5,080	25,913,221	43.8%
Total	80	8,538	$59,214,495	100.0%
____________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Represents number of beds for SNF.

(3)	Based on our proportionate interest in gross assets of the joint venture.

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

Our Portfolio
As of May 13, 2014, $25.9 million, or 11.5%, of our assets were real estate debt secured by healthcare facilities. As of May 13, 2014, our real estate debt investments consisted of two loans with a weighted average extended maturity of 4.4 years.
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
Sources of Operating Revenues and Cash Flows
We generate revenues from rental income, resident fees and interest income. Rental income is generated from our real estate for the leasing of space to various types of healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. Resident fee income from healthcare properties using the RIDEA structure is recorded when services are rendered and includes resident room and care charges and other resident charges. Interest income is generated from our debt and healthcare-related securities investments. We may also acquire investments which generate attractive returns without any leverage.
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO, (see “Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.
Outlook and Recent Trends
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in both 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. A proxy of the easing of credit and restarting of the capital markets for commercial real estate debt is the approximately $45 billion and $80 billion in non-agency CMBS issuance in 2012 and 2013, respectively. However, non-agency CMBS issuance of $19 billion in the first quarter 2014 was down 12% when compared to $22 billion issued in the same period 2013. To stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on the pace at which the U.S. Federal Reserve and other sovereign national banks will taper their respective stimulus efforts. This change in policy has led to and may continue in the future to result in an increase in interest rates on U.S. government and other sovereign government bonds as well as interest rates more generally. However, the U.S. Federal Reserve has indicated that it intends to keep short-term interest rates near zero while monitoring employment and inflation, but there can be no assurance that these policies will remain unchanged.
Partly as a result of this stimulus, the commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels. However, a range of economic and political headwinds remain, including a weak labor market recovery, legislative gridlock, potential conflict over budget deficits and the debt ceiling, the impact of the Affordable Care Act, uncertain U.S. Federal Reserve policy, concern with emerging market economies and Eastern European strife, among other matters. We expect that this dynamic, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, will continue to cause periodic volatility in the commercial real estate market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt will mature through 2017. While there is an increased supply of liquidity in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As the capital markets began opening up in 2012, our Sponsor began to again access the capital markets as evidenced by two securitization transactions it structured, securitizing $882 million of assets with permanent, non-recourse, non-mark-to-market financing. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue volume is still below historic levels. Industry experts are currently predicting approximately $90 billion of non-agency CMBS issuance in 2014.
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded REIT industry has experienced rapid growth with approximately $20 billion of total capital raised in 2013, which is more than double compared to the year ended 2012. Due to these market dynamics and our Advisor’s expertise and industry relationships, we continue to see a robust pipeline of investment opportunities in the healthcare real estate sector that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns if we can raise the capital necessary to take advantage of the pipeline. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.
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
Despite the growth in the industry and favorable market conditions, economic uncertainty may prevail weakening the market’s fundamentals and ultimately reducing an operator’s ability to make rent payments in accordance with the contractual terms of the lease and for companies to lease new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow is negatively affected as existing leases renew at lower rates and over longer periods of time, the decreased cash flow impacts the value of underlying properties and the borrower’s ability to service the outstanding loans.
Despite the barriers and constraints to investing in the senior housing sector, the demographics and other market dynamics are resulting in the sector becoming more attractive to investors. Merger and acquisition activity in the senior housing real estate market is currently robust and we expect it to remain so into the near term.
Our Strategy
Our primary business objectives are to acquire and originate a diversified portfolio of healthcare-related equity and debt investments, with a focus on the mid-acuity senior housing sector that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and as a result we generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures. We will also require the borrower or owner, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We believe that our Advisor has a platform that derives a competitive advantage from the combination of deep industry relationships, market leading real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring healthcare real estate-related investments.

The following table presents our investment activity in 2014 and from inception through May 13, 2014:

	Three Months Ended		From Inception Through
	March 31, 2014		May 13, 2014
Investment Type:	Number	Principal Amount/Cost (1)	Number	Principal Amount/Cost (1)
Real estate equity	3	$84,791,225	10	$200,392,327
Real estate debt	1	14,637,000	2	25,887,000
Total	4	$99,428,225	12	$226,279,327
____________________________________

(1)
Represents principal amount for real estate equity, which includes net purchase price allocation related to net intangibles and other acquired assets, if any, and cost for real estate debt investments.

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
In November 2013, we entered into a credit facility agreement with initial capacity of $25.0 million and up to $100.0 million to finance real estate investments and first mortgage loans secured by healthcare real estate. In February 2014, we increased the initial capacity to $100.0 million with up to $200.0 million of potential capacity.
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
Portfolio Management
Our Advisor maintains a comprehensive portfolio management process that generally includes day-to-day oversight by its portfolio management and servicing team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. Our Advisor uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability of our Advisor to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For real estate equity and debt investments, frequent re-underwriting and dialogue with borrowers/operators/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. In addition, our Advisor considers the impact of regulatory changes on operator performance and property values. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that its carrying value may not be recoverable. In conducting these reviews, we consider U.S. macroeconomic factors, including real estate sector conditions, together with asset and market specific circumstances among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. An allowance for a doubtful account for an operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of operator/

resident to make required rent and other payments contractually due. Additionally, we establish, on a current basis, allowance for future operator credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.
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
As of March 31, 2014, all of our investments were performing in accordance with the contractual terms of their governing documents, consistent with their underwriting. However, there can be no assurance that these investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of consolidated subsidiaries. We consolidate variable interest entities, or VIEs, if any, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
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
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of March 31, 2014, we have not identified any VIEs related to our investments or financing.

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
Operating Real Estate
We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations.
Real Estate Debt Investments
Debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. Debt investments where we do not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.
Real Estate Securities
We classify our securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations.
Revenue Recognition
Operating Real Estate
Rental and escalation income, if any, from operating real estate is derived from leasing of space to various types of healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in receivables on our consolidated balance sheets. Escalation income, if any, represents revenue from operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property, as applicable. This revenue is accrued in the same period as the expenses are incurred. Resident fee income from healthcare properties using a taxable REIT subsidiary, or TRS, structure is recorded when services are rendered and includes resident room and care charges and other resident charges.
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
Credit Losses and Impairment on Investments
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate and healthcare sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2014, we did not have any impaired real estate debt investments.
Real Estate Securities
Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.

Results of Operations
Comparison of the Three Months Ended March 31, 2014 to March 31, 2013:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Rental income	$1,031,792	$—	$1,031,792	100%
Interest income	483,282	—	483,282	100%
Resident fee income	2,932,224	—	2,932,224	100%
Total revenues	4,447,298	—	4,447,298	100%

Expenses
Property operating expense	1,872,825	—	1,872,825	100%
Interest expense	610,545	—	610,545	100%
Transaction costs	1,680,378	—	1,680,378	100%
Asset management and other fees - related party	2,165,521	—	2,165,521	100%
General and administrative expenses	856,144	6,088	850,056	13,963%
Depreciation and amortization	699,431	—	699,431	100%
Total expenses	7,884,844	6,088	7,878,756	129,415%

Net income (loss)	$(3,437,546)	$(6,088)	$(3,431,458)	56,364%
On February 11, 2013, we commenced operations and subsequently made investments in real estate debt and equity. For the three months ended March 31, 2014, we incurred a net loss of $3.4 million.
Revenues
Rental and Resident Fee Income
Rental and resident fee income increase of $4.0 million was attributable to acquisitions in our real estate equity segment in the fourth quarter of 2013 and the first quarter of 2014. As of March 31, 2014, our real estate equity segment was comprised of nine investments including assisted living, memory care and independent living facilities.
Interest Income
Interest income increase of $0.5 million was attributable to the origination of new investments in our real estate debt segment.
Expenses
Property Operating Expenses
Property operating expenses increase of $1.9 million was attributable to new investments in our real estate equity segment.
Interest Expense
Interest expense increase of $0.6 million was primarily attributable to mortgage notes payable associated with new investments in our real estate equity segment.
Transaction Costs
Transaction costs primarily represent expenses such as professional fees associated with new real estate equity investments. Transaction costs were $1.7 million related to acquisitions in real estate equity segment in the first quarter of 2014.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party of $2.2 million were attributable to increased capital raising and investment activity.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. The general and administrative expenses increased $0.9 million, primarily attributable to increases in operating costs.

Depreciation and Amortization
Depreciation and amortization expense was $0.7 million, primarily related to acquisitions in our real estate equity segment.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from our Offering, cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, other term borrowings and securitization financing transactions.
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to primarily acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. In April 2014, our board of directors determined to extend our Offering for one year to August 7, 2015. As of May 13, 2014 we had two debt investments and ten equity investments and $98.6 million in cash.
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
Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50.0% of the greater of the cost or fair value of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75.0% of the cost of our investments, including cash. As of March 31, 2014, our leverage was 33.2% and is well below the maximum allowed by our charter. As of March 31, 2014, we had outstanding borrowings of $59.7 million.
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
Term Loan Facility
We currently have one credit facility, or our Term Loan Facility, with initial capacity of up to $100.0 million and potential capacity of up to $200.0 million. Our Term Loan Facility allows us to finance real estate investments and first mortgage loans secured by healthcare real estate. The interest rate and advance rate depend on asset type and characteristic. The initial maturity date of our Term Loan Facility is November 2016, with a one-year extension available at our option, subject to the satisfaction of certain customary conditions. Our Term Loan Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facility.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Cash flow provided by (used in):	2014	2013
Operating activities	$(2,965,019)	$—
Investing activities	(96,246,430)	—
Financing activities	129,215,760	2,045,007
Net increase (decrease) in cash	$30,004,311	$2,045,007
Three Months Ended March 31, 2014 Compared to March 31, 2013
Net cash used in operating activities was $3.0 million for the three months ended March 31, 2014 related to fees paid to our Advisor for the acquisition and management of our investments and other general and administrative expenses offset by income generated from our real estate debt and equity investments. There was no cash flow from operating activities for the three months ended March 31, 2013.
Net cash used in investing activities was $96.2 million for the three months ended March 31, 2014 related to our new debt and equity investments. There was no cash flow from investing activities for the three months ended March 31, 2013.
Net cash provided by financing activities was $129.2 million for the three months ended March 31, 2014 compared to $2.0 million for the three months ended March 31, 2013. The increase in net cash provided by financing activities related to net proceeds from the issuance of common stock through our Offering and borrowings, offset by the distributions paid on our common stock.
Off-Balance Sheet Arrangements
As of March 31, 2014, we had no off-balance sheet arrangements.

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
Acquisition Fee
Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by us to acquire or originate investments, including acquisition expenses and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture) except with respect to real estate property and 2.25% of each real estate property acquired by us, including acquisition expenses and any financing attributable to an equity investment (or our proportionate share thereof in the case of an equity investment made through a joint venture). An acquisition fee paid to our Advisor related to the origination or acquisition of debt investments is included in debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.

Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each debt investment sold and 2.0% of the contract sales price of each property sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of investments is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a debt investment incurred in a transaction other than a sale is included in debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the three months ended March 31, 2014 and 2013 and the amount due to related party as of March 31, 2014 and December 31, 2013:

		Three Months Ended March 31,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2014	2013	March 31, 2014	December 31, 2013
Fees to Advisor
Asset management	Asset management and other fees-related party	$326,516	$—	$135,374	$37,532
Acquisition (1)	Real estate debt investments, net / Asset management and other fees-related party	1,985,377	—	—	564,405
Disposition (1)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	401,056	—	401,048	164,080
Organization	General and administrative expenses	75,475	1,538	30,412	18,768
Offering	Cost of capital (2)	1,434,024	29,213	577,829	356,594
Selling commissions / Dealer manager fees	Cost of capital (2)	9,797,724	5,000	—	—
Total				$1,144,663	$1,141,379
_____________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees -related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement.

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.
Sponsor Purchase of Common Stock
On April 10, 2014, our board of directors extended the term of our distribution support agreement, or our Distribution Support Agreement, until August 7, 2015. Pursuant to our Distribution Support Agreement, our Sponsor committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In February 2013, our Sponsor purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. For the three months ended March 31, 2014 and 2013, including our Sponsor’s purchase of shares to satisfy the minimum offering requirement, our Sponsor purchased 233,391 and 222,223 shares of our common stock for $2.1 million and $2.0 million under such commitment, respectively.
Recent Developments
Offering Proceeds
In April 2014, our board of directors determined to extend our Offering for one year to August 7, 2015. From April 1, 2014 through May 13, 2014, we issued 5.5 million shares of common stock pursuant to our Offering generating gross proceeds of $55.1 million.
Distributions
On May 12, 2014, our board of directors approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended September 30, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
Sponsor Purchase of Common Stock
On April 10, 2014, our board of directors extended the term of our Distribution Support Agreement until August 7, 2015. On May 12, 2014, our board of directors approved the sale of 9,716 shares of our common stock to our Sponsor, pursuant to our Distribution Support Agreement. In connection with this commitment and including our Sponsor’s purchase of shares approved on May 12, 2014, our Sponsor has purchased 243,107 shares for $2.2 million.

Share Repurchases
From April 1, 2014 through May 13, 2014, we repurchased 342 shares for a total of $3,412 or a weighted average price of $9.99 per share under a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances, or our Share Repurchase Program.
New Investments
In May 2014, we, through a general partnership with our Sponsor, entered into our Healthcare Joint Venture to acquire a $1.1 billion investment in a healthcare real estate portfolio comprised of over 8,500 units/beds across 43 ALFs and 37 SNFs, located primarily in Florida, Illinois, Oregon and Texas. We contributed $23.4 million for an approximate 5.6% interest in our Healthcare Joint Venture.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates. Substantially all of the leases allow for annual rent increases based on the relevant consumer price index which provide us with the opportunity to achieve increases, where justified by the market. Such types of leases generally minimize the risks of inflation on our healthcare properties.
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO, both of which are a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (computed in accordance with accounting principles generally accepted in the United States, or U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
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
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore, included in the computation of net income (loss) and income (loss) from operations, both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are acquired or originated by reducing cash flow and therefore the potential distributions to our stockholders. However, almost always, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
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
We compute MFFO in accordance with the definition established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the current IPA definition. MFFO excludes from FFO the following items:

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

•
unrealized gains (losses) from fair value adjustments on real estate securities, including CMBS and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;

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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders for the three months ended March 31, 2014:

Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Healthcare Income, Inc. common stockholders	$(3,409,665)
Adjustments:
Depreciation and amortization	699,431
Depreciation and amortization related to non-controlling interests	(12,919)
Funds from operations	(2,723,153)
Modified funds from operations:
Funds from operations	(2,723,153)
Adjustments:
Acquisition fees and transaction costs	3,489,168
Straight-line rental (income) loss	(111,795)
Amortization of premiums, discounts and fees on investments and borrowings, net	183,389
Adjustments related to non-controlling interests	(27,039)
Modified funds from operations	$810,570
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the date of our first investment on April 5, 2013 through March 31, 2014, we paid distributions at an annualized distribution rate of 6.75% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the three months ended March 31, 2014, the year ended December 31, 2013 and the period from inception through March 31, 2014:

	Distributions (1)			Cash Flow Provided by (Used in) Operations	Funds from Operations
Period	Cash	DRP	Total
Three months ended March 31, 2014	$1,169,495	$1,392,587	$2,562,082	$(2,965,019)	$(2,723,153)
Year ended December 31, 2013	670,925	640,961	1,311,886	(343,225)	(2,428,445)
Inception through March 31, 2014	1,840,420	2,033,548	3,873,968	(3,308,244)	(5,151,598)
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our real estate debt investments as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our debt investments. We are subject to interest rate risk because on certain debt investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates.
Credit Risk
Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2014, each debt investment contributed more than 10% of interest income.
We are subject to the credit risk of the lessee of operators of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator’s business as well as an assessment of the strategic importance of the underlying real estate to the operator’s core business operations. Where appropriate, we may seek to augment the operator’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, approximately 2.3% of our operator revenues are derived from government sources, notably Medicare or Medicaid. Previously announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.
Internal Control over Financial Reporting
Changes in internal control over financial reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. Other Information

Item 1. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 7, 2014, except as noted below.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. All distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by our Sponsor. For the period from January 1, 2014 through March 31, 2014, we declared distributions of $2.6 million compared to cash used in operations of $3.0 million.
Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share (which includes the $2.0 million of shares our Sponsor purchased by an affiliate of our Sponsor to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 233,391 shares of our common stock as of March 31, 2014. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
On August 7, 2012, our registration statement on Form S-11 (File No. 333-170802), covering our Offering of up to 110,526,315 shares of common stock, of which 100,000,000 shares of common stock would be offered pursuant to our Primary Offering and 10,526,315 shares of common stock would be offered pursuant to our DRP, was declared effective under Securities Act of 1933, as amended, or the Securities Act. We commenced our Offering on the same date and retained our Dealer Manager to serve as our dealer manager of our Offering. We are offering shares of common stock pursuant to our Offering at an aggregate Offering price of up to $1.0 billion, or $10.00 per share with discounts available to certain categories of purchasers and shares of common stock pursuant to our DRP at an aggregate Offering price of $100.0 million, or $9.50 per share. In April 2014, our board of directors determined to extend our Offering for one year to August 7, 2015.
As of March 31, 2014, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering:

	Shares	Proceeds
Primary Offering	20,997,848	$209,339,545
DRP	151,181	1,436,349
Total	21,149,029	$210,775,894
As of March 31, 2014, we incurred $14.1 million in selling commissions, $6.2 million in dealer manager fees and $3.0 million in other offering costs in connection with the issuance and distribution of our registered securities and $16.7 million of these costs have been reallowed to third parties.
From the commencement of our Offering through March 31, 2014, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $187.4 million. From the commencement of our Offering through March 31, 2014, we used proceeds of $78.1 million to purchase real estate equity investments, $25.6 million to acquire and originate real estate debt investments and $3.3 million to pay our Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective August 7, 2013, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by our board of directors, in their sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. For the three months ended March 31, 2014, we did not repurchase any shares pursuant to the Share Repurchase Program. For the three months ended March 31, 2014, there were no unfulfilled repurchase requests.

Unregistered Sales of Equity Securities
During the three months ended March 31, 2014, we did not issue any equity securities that were not registered under the Securities Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

3.2
Certificate of Correction of the Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

3.3
Fourth Amended and Restated Bylaws of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and incorporated herein by reference)

10.1
Assignment and Assumption of Purchase and Sale Agreement, dated as of January 15, 2014, by and between The Freshwater Group, Inc. and Watermark Parkview Owner, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014 and incorporated herein by reference)

10.2
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of October 31, 2013, by and between Parkview Frisco, L.P. and The Freshwater Group, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 21, 2014 and incorporated herein by reference)

10.3
Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of January 10, 2014, by and between Parkview Frisco, L.P. and The Freshwater Group, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 21, 2014 and incorporated herein by reference)

10.4
Fifth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of January 14, 2014, by and between Parkview Frisco, L.P. and The Freshwater Group, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 21, 2014 and incorporated herein by reference)

10.5
Management Agreement, dated as of February 5, 2014, by and between Watermark Parkview, LLC and Watermark Retirement Communities, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.6
Senior Housing Loan and Security Agreement, dated as of February 5, 2014, by and between Watermark Parkview Owner, LLC, and CBRE Capital Markets, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.7
Multifamily Note, dated as of February 5, 2014, by and between Watermark Parkview Owner, LLC and CBRE Capital Markets, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.8
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of February 5, 2014, by Watermark Parkview Owner, LLC to Tamela K. Cooper, for the benefit of CBRE Capital Markets, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.9
Contribution Agreement, dated as of February 5, 2014, by and between NorthStar Healthcare Income Operating Partnership, LP, David Freshwater and David Barnes (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.10
First Amendment to Credit Agreement and Other Loan Documents, dated as of February 28, 2014, by and among NorthStar Healthcare Income Operating Partnership, LP, NorthStar Healthcare Income, Inc., and KeyBank National Association (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 7, 2014 and incorporated herein by reference)

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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 (unaudited) and the year ended December 31, 2013; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements (unaudited).

______________________________________________________

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar Healthcare Income, Inc.
Date:	May 15, 2014	By:	/s/ JAMES F. FLAHERTY III
			Name:	James F. Flaherty III
			Title:	Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer