Form 10-Q
period 2014-06-30
NorthStar Healthcare Income, Inc.
filed 2014-08-13
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

Commission File Number: 000-55190
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
The Company has one class of common stock, $0.01 par value per share, 43,548,553 shares outstanding as of August 11, 2014.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the real estate industry, including healthcare real estate;

•	our ability to successfully complete a continuous, public offering;

•	our ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with our target asset classes;

•	access to debt capital at rates that will allow us to meet our target returns;

•	our liquidity;

•	our use of leverage;

•	our ability to close on the recent commitments to acquire healthcare real estate investments on the terms contemplated or at all;

•	our ability to make distributions to our stockholders;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the performance of our advisor and our sponsor;

•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor’s ability to source and close on attractive investment opportunities on our behalf;

•	the impact of NorthStar Realty Finance Corp.’s spin-off of its asset management business, which included our advisor;

•	our advisor’s ability to attract and retain sufficient personnel to support our growth and operations;

•	the lack of a public trading market for our shares;

•	our limited operating history;

•	our sponsor’s ability, from time to time, to purchase assets identified on our behalf;

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

•
the impact of economic conditions on the operators/tenants of the real property that we own as well as on borrowers of the debt we originate and acquire and the mortgage loans underlying the healthcare-related commercial mortgage backed securities in which we invest;

•	operator/tenant or borrower defaults or bankruptcy;

•	illiquidity of investments in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	availability of opportunities to acquire, including our advisor’s and its affiliates’ ability to source and close on equity, debt and securities investments in the healthcare real estate sector;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify all relevant facts in our underwriting process or otherwise;

•	environmental compliance costs and liabilities;

•	whether we will realize the benefits of the partnership with James F. Flaherty III, our Chief Executive Officer and President;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

•	the impact of any conflicts arising among us and our sponsor and its affiliates;

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

PART I. Financial Information
Item 1. Financial Statements

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash	$80,571,150	$45,537,255
Restricted cash	6,321,539	1,883,411
Operating real estate, net	135,889,600	53,968,827
Investments in unconsolidated ventures	24,136,639	—
Real estate debt investments, net	106,873,619	11,250,000
Receivables, net	3,299,466	947,094
Deferred costs and other assets, net	2,757,537	2,252,543
Total assets	$359,849,550	$115,839,130

Liabilities
Mortgage notes payable	$59,687,787	$18,282,328
Due to related party	—	1,141,379
Escrow deposits payable	2,972,463	1,794,905
Distribution payable	1,754,195	557,288
Accounts payable and accrued expenses	1,901,757	567,333
Total liabilities	66,316,202	22,343,233

Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 34,647,233 and 10,985,230 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	346,472	109,852
Additional paid-in capital	306,977,844	97,055,758
Retained earnings (accumulated deficit)	(14,960,834)	(3,872,150)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	292,363,482	93,293,460
Non-controlling interests	1,169,866	202,437
Total equity	293,533,348	93,495,897
Total liabilities and equity	$359,849,550	$115,839,130

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Resident fee income	$3,797,392	$—	$6,729,616	$—
Rental income	1,235,774	—	2,267,566	—
Interest income	784,030	39,000	1,267,312	39,000
Total revenues	5,817,196	39,000	10,264,494	39,000
Expenses
Property operating expenses	2,749,963	—	4,957,788	—
Interest expense	799,676	—	1,410,221	—
Transaction costs	32,381	—	1,712,759	—
Asset management and other fees - related party	585,888	4,819	2,751,409	4,819
General and administrative expenses	1,006,069	15,135	1,527,213	21,223
Depreciation and amortization	892,259	—	1,591,690	—
Total expenses	6,066,236	19,954	13,951,080	26,042
Income (loss) from operations	(249,040)	19,046	(3,686,586)	12,958
Equity in earnings (losses) of unconsolidated ventures	(296,680)	—	(296,680)	—
Net income (loss)	(545,720)	19,046	(3,983,266)	12,958
Net (income) loss attributable to non-controlling interests	2,597	(17)	30,478	(12)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(543,123)	$19,029	$(3,952,788)	$12,946
Net income (loss) per share of common stock, basic/diluted	$(0.02)	$0.07	$(0.18)	$0.06
Weighted average number of shares of common stock outstanding, basic/diluted	27,389,089	289,110	21,502,613	220,763
Distributions declared per share of common stock	$0.17	$0.16	$0.33	$0.16

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(545,720)	$19,046	$(3,983,266)	$12,958
Comprehensive income (loss)	(545,720)	19,046	(3,983,266)	12,958
Comprehensive (income) loss attributable to non-controlling interests	2,597	(17)	30,478	(12)
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc.	$(543,123)	$19,029	$(3,952,788)	$12,946

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007
Net proceeds from issuance of common stock (refer to Note 7)	10,905,012	109,050	96,486,986	—	96,596,036	—	96,596,036
Issuance and amortization of equity-based compensation	22,500	225	32,142	—	32,367	—	32,367
Non-controlling interest - contributions	—	—	—	—	—	210,077	210,077
Distributions declared	—	—	—	(1,311,886)	(1,311,886)	—	(1,311,886)
Proceeds from distribution reinvestment plan	35,495	355	336,845	—	337,200	—	337,200
Net income (loss)	—	—	—	(2,560,264)	(2,560,264)	(9,640)	(2,569,904)
Balance as of December 31, 2013	10,985,230	$109,852	$97,055,758	$(3,872,150)	$93,293,460	$202,437	$93,495,897
Net proceeds from issuance of common stock	23,313,632	233,136	206,661,320	—	206,894,456	—	206,894,456
Issuance and amortization of equity-based compensation (refer to note 8)	7,500	75	26,062	—	26,137	—	26,137
Non-controlling interests - contributions	—	—	—	—	—	1,012,750	1,012,750
Non-controlling interests - distributions	—	—	—	—	—	(14,843)	(14,843)
Shares redeemed for cash	(342)	(3)	(3,409)	—	(3,412)	—	(3,412)
Distributions declared	—	—	—	(7,135,896)	(7,135,896)	—	(7,135,896)
Proceeds from distribution reinvestment plan	341,213	3,412	3,238,113	—	3,241,525	—	3,241,525
Net income (loss)	—	—	—	(3,952,788)	(3,952,788)	(30,478)	(3,983,266)
Balance as of June 30, 2014 (unaudited)	34,647,233	$346,472	$306,977,844	$(14,960,834)	$292,363,482	$1,169,866	$293,533,348

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(3,983,266)	$12,958
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	296,680	—
Depreciation and amortization	1,591,690	—
Unbilled rent receivable	(244,983)	—
Amortization of deferred financing costs	264,152	—
Amortization of equity-based compensation	26,137	12,988
Amortization of fees on investments	9,257	—
Changes in assets and liabilities:
Restricted cash	(1,990,830)	—
Receivables	(495,095)	(12,236)
Prepaid expense	—	(29,208)
Other assets	(126,298)	—
Due to related party	(1,141,379)	6,860
Escrow deposits payable	1,065,706	—
Accounts payable and accrued expenses	1,334,424	—
Net cash provided by (used in) operating activities	(3,393,805)	(8,638)

Cash flows from investing activities:
Acquisition of operating real estate investments	(83,054,715)	—
Improvement of operating real estate	(455,340)	—
Origination and acquisition of real estate debt investments	(95,632,876)	(2,500,000)
Investment in unconsolidated ventures	(24,740,408)	—
Distributions from unconsolidated ventures	307,089	—
Change in restricted cash	(2,072,579)	—
Other assets	1,008,645	—
Net cash provided by (used in) investing activities	(204,640,184)	(2,500,000)

Cash flows from financing activities:
Borrowing from mortgage notes	41,500,000	—
Repayment of mortgage notes	(94,541)	—
Payment of deferred financing costs	(1,653,901)	—
Change in restricted cash	(262,867)	—
Net proceeds from issuance of common stock	205,195,964	1,972,151
Net proceeds from issuance of common stock, related party	86,198	552,206
Shares redeemed for cash	(3,412)	—
Distributions paid on common stock	(5,938,989)	(2,934)
Proceeds from distribution reinvestment plan	3,241,525	51
Contributions from non-controlling interests	1,012,750	—
Distributions to non-controlling interests	(14,843)	—
Net cash provided by (used in) financing activities	243,067,884	2,521,474

Net increase (decrease) in cash	35,033,895	12,836
Cash - beginning of period	45,537,255	202,007
Cash - end of period	$80,571,150	$214,843

Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 7)	$271,379	$5,078
Subscriptions receivable, gross	2,713,795	22,000
Escrow deposits related to real estate debt investments	17,676	25,103
Distribution payable	1,754,195	43,764

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Healthcare Income, Inc. (the “Company”) was formed primarily to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which the Company defines as assisted living, memory care, skilled nursing and independent living facilities that may have an emphasis on private pay patients. The Company may also acquire and originate equity and debt investments in facilities that may rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities. In addition, the Company may acquire healthcare-related securities. The Company was formed in October 2010 as a Maryland corporation. The Company intends to make an election to be taxed as a REIT under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to qualify as a REIT for U.S. federal income tax purposes.
The Company is externally managed and has no employees. Prior to June 30, 2014, the Company was managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”). Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (the “Sponsor”), with its common stock listed on the New York Stock Exchange (the “NYSE”) under the ticker symbol “NSAM.” The Sponsor and its affiliates were organized to provide asset management and other services to the Company, NorthStar Realty, other sponsored public non-traded companies and any other companies the Sponsor may manage in the future (collectively, the “NSAM Managed Companies”), both in the United States and internationally. Concurrent with the spin-off, affiliates of the Sponsor entered into a new advisory agreement with the Company and each of the other NSAM Managed Companies. Pursuant to the Company’s advisory agreement, NSAM J-NSHC Ltd, an affiliate of the Sponsor (the “Advisor”), agreed to manage the day-to-day operations of the Company on terms substantially similar to those set forth in the Company’s prior advisory agreement with NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”). References to the “Prior Advisor” herein refer to the services performed by and fees paid and accrued to the Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on the Company’s operations.
Substantially all business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. An affiliate of the Sponsor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2014 and December 31, 2013. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of June 30, 2014, the Company’s limited partnership interest in the Operating Partnership was 99.9%.
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
On October 12, 2010, as part of its formation, the Company issued 22,223 shares of common stock to NorthStar Realty for $0.2 million. On August 7, 2012, the Company’s registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 110,526,315 shares of common stock, excluding the initial shares, in a continuous, public offering, of which up to 100,000,000 shares are being offered pursuant to the primary offering (the “Primary Offering”) and up to 10,526,315 shares are being offered pursuant to the distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering, was declared effective. The Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), formerly a subsidiary of NorthStar Realty that became a subsidiary of NSAM upon completion of the spin-off, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering. In April 2014, the Company’s board of directors determined to extend the Offering for one year to August 7, 2015. The Offering is expected to terminate on August 7, 2015, unless extended by the Company’s board of directors as permitted by applicable law and regulations.
On February 11, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of NorthStar Realty purchasing an additional 222,223 shares of common stock for $2.0 million. From inception through August 11, 2014, the Company raised total gross proceeds of $434.0 million.

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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of June 30, 2014, the Company has not identified any VIEs related to its investments or financing.
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
Investments in Unconsolidated Ventures
The Company has non-controlling, unconsolidated ownership interests in entities that may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entities as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company may account for investments that do not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.
Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.
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
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the six months ended June 30, 2014, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
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
The Company also generates operating income from healthcare properties permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). Revenue related to healthcare properties includes resident room and care charges and other resident charges.
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
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2014, the Company did not have any impaired real estate debt investments.
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
Organization and Offering Costs
The Prior Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Prior Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15.0% of gross offering proceeds from the Primary Offering. The Prior Advisor does not expect reimbursable organization and offering costs to exceed $15.0 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

records organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.
Other
Refer to Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for further disclosure of the Company’s significant accounting policies.
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
In May 2014, the FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  When it becomes effective on January 1, 2017, the accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial statements and related disclosures.

3.	Operating Real Estate
The following table summarizes operating real estate acquisitions for the six months ended June 30, 2014:

Location City, State	Property Type	Ownership %	Date Acquired	Cost (1) (3)
Denver, CO	Assisted living facilities (2)	97%	Jan-14	$33,926,971
Frisco, TX	Independent living facilities	97%	Feb-14	39,903,574
Cheektowaga, NY	Assisted living facilities (2)	100%	Feb-14	12,500,000
Total				$86,330,545
_____________________________________________

(1)	Based on cost which includes net purchase price allocation related to net intangibles, deferred costs and other assets, if any.

(2)	Classification based on predominant facility type, but may include other facility types.

(3)	Excludes the Company’s interest in properties held through an unconsolidated joint venture of $24.1 million.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Assets:
Land	$12,015,000
Buildings	125,043,297
Other assets acquired (1)	6,812,774
Total assets acquired	$143,871,071
Liabilities:
Mortgage notes payable	$59,813,425
Other liabilities assumed (2)	1,563,455
Total liabilities	61,376,880
Total NorthStar Healthcare Income, Inc. stockholders’ equity	81,289,510
Non-controlling interests	1,204,681
Total equity	82,494,191
Total liabilities and equity	$143,871,071
____________________________________________________________

(1)	Primarily includes deferred costs and escrowed amounts, as applicable.

(2)	Primarily includes prepaid rent and security deposits.

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investment in an unconsolidated venture. The below investment is accounted for under the equity method.
Investment in Healthcare Joint Venture
In May 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), entered into a joint venture with an affiliate of Formation Capital, LLC (the “Healthcare Joint Venture”) to acquire an interest in a $1.1 billion healthcare real estate portfolio comprised of over 8,500 units/beds across 38 senior housing facilities and 42 skilled nursing facilities and memory care facilities, located primarily in Florida, Illinois, Oregon and Texas. The Company contributed $23.4 million for an approximate 5.6% interest in the Healthcare Joint Venture. As of June 30, 2014, the carrying value of the Company’s investment was $24.1 million. For the three and six months ended June 30, 2014, the Company recognized $0.3 million of equity in losses.

5.	Real Estate Debt Investments
The following table presents debt investments as of June 30, 2014:

				Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value	Fixed Rate	Spread over LIBOR(2)	Total Unleveraged Current Yield
First mortgage loans(1)	2	$25,887,000	$25,887,000	—%	8.1%	8.2%	100.0%
Mezzanine loan	1	75,000,000	75,599,176	—%	10.3%	10.4%	100.0%
Subordinate interest	1	5,000,000	5,387,443	12.0%	—%	12.0%	—%
Total/Weighted Average	4	$105,887,000	$106,873,619	12.0%	9.3%	10.0%	95.3%
__________________________________________________________

(1)	As of June 30, 2014, all of the Company’s first mortgage loans were subject to a London Interbank Offered Rate (“LIBOR”) floor with the weighted average of 0.6%.

(2)	Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Year to date through June 30, 2014, the Company invested in three loans with a principal amount of $94.6 million.
The following table presents debt investment as of December 31, 2013 (dollars in thousands):

				Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value	Spread Over LIBOR (1)	Total Unleveraged Current Yield
First mortgage loan	1	$11,250,000	$11,250,000	8.0%	8.1%	100.0%
__________________________________________________________

(1)	As of December 31, 2013, the Company’s first mortgage loan was subject to a LIBOR floor of 1.0%.
The following table presents maturities of debt investments based on principal amount as of June 30, 2014:

	Initial Maturity	Maturity Including Extensions (1)
July 1 to December 31, 2014	$5,000,000	$5,000,000
Years Ending December 31:
2015	—	—
2016	86,250,000	—
2017	14,637,000	—
2018	—	11,250,000
Thereafter	—	89,637,000
Total	$105,887,000	$105,887,000
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of June 30, 2014, the weighted average maturity, including extensions, of debt investments was 4.5 years.
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
As of June 30, 2014, all debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the six months ended June 30, 2014, three debt investments each contributed more than 10% of interest income.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Borrowings
The following table presents borrowings as of June 30, 2014 and December 31, 2013:

				June 30, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity (1)	Contractual Interest Rate (2)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage notes payable
Clinton, CT	Non-recourse	Jun-18	LIBOR + 2.75%	$7,687,787	$7,687,787	$7,782,328	$7,782,328
Milford, OH	Non-recourse	Dec-18	LIBOR + 3.35%	10,500,000	10,500,000	10,500,000	10,500,000
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	21,500,000	21,500,000	—	—
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	20,000,000	20,000,000	—	—
Grand Total				$59,687,787	$59,687,787	$18,282,328	$18,282,328
_____________________________________________________

(1)
Assumes extended maturity dates, if applicable, available at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(2)	Represents one-month LIBOR for Clinton, CT, Denver, CO and Frisco, TX and three-month LIBOR for Milford, OH.
The following table presents scheduled principal on borrowings based on fully extended maturity as of June 30, 2014:

July 1 to December 31, 2014	$96,448
Years Ending December 31:
2015	198,770
2016	438,413
2017	1,805,285
2018	18,359,987
Thereafter	38,788,884
Total	$59,687,787
Term Loan Facilities
On November 13, 2013, the Company, through an Operating Partnership, entered into a credit facility agreement with a national financial institution (the “Term Loan Facility”), which initially provided up to $25.0 million and currently provides up to $100.0 million to finance real estate investments and first mortgage loans secured by healthcare real estate. The interest rate and advance rate depend upon asset type and characteristics. The initial maturity of the Term Loan Facility is November 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.
The Term Loan Facility acts as a revolving credit facility that can be paid down as assets are repaid, refinanced or sold and re-drawn upon for new investments. The Company agreed to guaranty all obligations under the Term Loan Facility. The Term Loan Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. More specifically, the borrowing subsidiary of the Company must maintain $5.0 million in unrestricted cash at all times during the term of the Term Loan Facility.
In February 2014, the Company, through the Operating Partnership, amended the Term Loan Facility to increase the initial capacity to $100.0 million with up to $200.0 million of potential capacity. As of June 30, 2014, the Company had no borrowings outstanding under the Term Loan Facility.
As of June 30, 2014, the Company was in compliance with all of its financial covenants.

7.	Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into NSAM, on June 30, 2014, the Company entered into a new advisory agreement with the Advisor, an affiliate of NSAM, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with the Prior Advisor. For

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to the Prior Advisor.
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
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each debt investment sold and 2.0% of the contract sales price of each property sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a debt investment incurred in a transaction other than a sale is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, the Company pays NorthStar Realty Securities, LLC (the “Dealer Manager”), selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which are reallowed to participating broker-dealers. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Primary Offering, a portion of which is reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three and six months ended June 30, 2014 and 2013 and the amount due to related party as of December 31, 2013:

		Three Months Ended June 30,		Six Months Ended June 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2014	2013	2014	2013	December 31, 2013 (3)
Fees to Advisor
Asset management	Asset management and other fees-related party	$527,035	$4,819	$853,551	$4,819	$37,532
Acquisition (1)	Real estate debt investments, net / Asset management and other fees-related party	2,535,301	25,000	4,520,761	25,000	564,405
Disposition (1)	Real estate debt investments, net	—	—	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	646,011	6,014	1,047,067	6,014	164,080
Organization	General and administrative expenses	187,809	440	263,284	1,978	18,768
Offering	Cost of capital (2)	1,494,204	8,365	2,928,228	37,578	356,594
Selling commissions / Dealer manager fees	Cost of capital (2)	13,102,567	53,152	22,900,291	58,152	—
Total						$1,141,379
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

(2)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

(3)	The Company had no amount due to related party as of June 30, 2014.
NorthStar Realty Purchase of Common Stock
On April 10, 2014, the board of directors of the Company extended the term of the distribution support agreement (the “Distribution Support Agreement”) until August 7, 2015. Pursuant to the Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of June 30, 2014, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 243,107 shares of the Company’s common stock for $2.2 million under such commitment. For the three and six months ended June 30, 2014, NorthStar Realty purchased 9,716 shares of the Company’s common stock for $0.1 million under such commitment.
Investment in Healthcare Joint Venture
In May 2014, the Company, through a general partnership with NorthStar Realty, entered into the Healthcare Joint Venture to acquire an interest in a $1.1 billion healthcare real estate portfolio and contributed $23.4 million of cash for its interest in the investment. The purchase was approved by the Company’s board of directors, including all of its independent directors.

8.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of June 30, 2014 the Company’s independent directors were granted a total of 30,000 shares of restricted common stock issued at $9.00 per share. The Company awarded 5,000 shares of restricted common stock on February 11, 2013 and 2,500 shares of restricted common stock on November 7, 2013 and June 13, 2014, respectively, to each of the Company’s three independent directors. The shares were issued at $9.00 per share and will generally vest over four years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $26,137 and $13,481 for the three and six months ended June 30, 2014, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

9.	Stockholders’ Equity
Common Stock
For the six months ended June 30, 2014, the Company issued 23.7 million shares of common stock generating gross proceeds of $236.0 million. For the year ended December 31, 2013, the Company issued 11.0 million shares of common stock generating gross proceeds of $109.2 million. From inception through June 30, 2014, the Company issued 34.6 million shares of common stock, generating gross proceeds of $345.2 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company expects to establish an estimated value per share within 18 months after the completion of its Offering stage. The Offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offering. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the six months ended June 30, 2014, the Company issued 0.3 million shares totaling $3.2 million of gross offering proceeds pursuant to the DRP.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents distributions declared for the six months ended June 30, 2014:

	Distributions (1)
Period	Cash	DRP	Total
January	$315,522	$376,395	$691,917
February	356,437	418,992	775,429
March	497,536	597,200	1,094,736
April	577,223	696,848	1,274,071
May	697,220	848,328	1,545,548
June	795,746	958,449	1,754,195
Total	$3,239,684	$3,896,212	$7,135,896
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by the board of directors of the Company in its sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the year ended December 31, 2013, the Company did not repurchase any shares pursuant to the Share Repurchase Program. For the six months ended June 30, 2014 the Company repurchased an immaterial amount of shares pursuant to the Share Repurchase Program. As of June 30, 2014, there were no unfulfilled repurchase requests.

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2014 and 2013 was an immaterial amount.
Other
Other non-controlling interests in represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three and six months ended June 30, 2014 was an immaterial amount.

11.	Fair Value
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$105,887,000	$106,873,619	$122,733,412	$11,250,000	$11,250,000	$11,250,000
Financial liabilities: (1)
Mortgage notes payable	$59,687,787	$59,687,787	$55,754,725	$18,282,328	$18,282,328	$18,012,558
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Segment Reporting
The Company conducts its business through the following segments, which are based on how management reviews and manages its business:

•
Real Estate Equity - Focused on equity investments backed by properties in the mid-acuity senior housing sector, which the Company defines as assisted living, memory care, skilled nursing and independent living facilities that have an emphasis on private pay patients and may also include medical office buildings and rehabilitation facilities. Certain healthcare properties operate under the RIDEA structure generating resident income from short-term residential agreements and incur customary related operating expenses.

•
Real Estate Debt - Focused on originating, acquiring and asset managing healthcare-related debt investments including first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests.

•
Healthcare-Related Securities - Focused on investing in and asset managing healthcare-related securities primarily consisting of commercial mortgage backed securities and may include other securities backed primarily by loans secured by healthcare properties.

The Company primarily generates revenue from rental and resident fee income from real estate equity and interest income on the real estate debt investments. The Company’s income is also derived through the difference between net revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
The following tables present segment reporting for the three and six months ended June 30, 2014 and 2013:

Three months ended June 30, 2014	Real Estate Equity	Real Estate Debt	Corporate (1)	Total
Rental and resident fee income	$5,033,166	$—	$—	$5,033,166
Interest income	—	784,030	—	784,030
Property operating expenses	2,749,963	—	—	2,749,963
Asset management and other fees-related party	—	—	585,888	585,888
Other expenses	1,530,996	53,169	1,146,220	2,730,385
Income (loss) from operations	752,207	730,861	(1,732,108)	(249,040)
Equity in earnings (losses) of unconsolidated ventures	(296,680)	—	—	(296,680)
Net Income (loss)	$455,527	$730,861	$(1,732,108)	$(545,720)

Three months ended June 30, 2013	Real Estate Debt	Corporate (1)	Total
Interest income	$39,000	$—	$39,000
Asset management and other fees-related party	—	4,819	4,819
Other expenses	—	15,135	15,135
Net income (loss)	$39,000	$(19,954)	$19,046

Six months ended June 30, 2014	Real Estate Equity	Real Estate Debt	Corporate (1)	Total
Rental and resident fee income	$8,997,182	$—	$—	$8,997,182
Interest income	—	1,267,312	—	1,267,312
Property operating expenses	4,957,788	—	—	4,957,788
Asset management and other fees-related party	—	—	2,751,409	2,751,409
Other expenses	3,672,993	55,994	2,512,896	6,241,883
Income (loss) from operations	366,401	1,211,318	(5,264,305)	(3,686,586)
Equity in earnings (losses) of unconsolidated ventures	(296,680)	—	—	(296,680)
Net Income (loss)	$69,721	$1,211,318	$(5,264,305)	$(3,983,266)

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Six months ended June 30, 2013	Real Estate Debt	Corporate (1)	Total
Interest income	$39,000	$—	$39,000
Asset management and other fees-related party	—	4,819	4,819
Other expenses	—	21,223	21,223
Net income (loss)	$39,000	$(26,042)	$12,958
_________________________________________________

(1)	Includes unallocated asset management fee - related party and general and administrative expenses, if any.
The following table presents total assets by segment as of June 30, 2014 and December 31, 2013:

Total Assets	Real Estate Equity	Real Estate Debt	Corporate	Total
June 30, 2014	168,443,355	107,846,580	83,559,615	$359,849,550
December 31, 2013	$57,521,280	$11,406,597	$46,911,253	$115,839,130

13.	Subsequent Events
Distribution Reinvestment Plan
From July 1, 2014 through August 11, 2014, the Company issued 225,358 shares of common stock pursuant to the DRP raising proceeds of $2.1 million. As of August 11, 2014, 9.9 million shares were available to be issued pursuant to the DRP.
Offering Proceeds
From July 1, 2014 through August 11, 2014, the Company issued 8.9 million shares of common stock pursuant to its Offering generating gross proceeds of $89.0 million. From inception through August 11, 2014, the Company issued 43.5 million shares of common stock pursuant to its Offering generating gross proceeds of $434.0 million.
Distributions
On August 6, 2014, the board of directors of the Company approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended December 31, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On August 6, 2014, the Company’s board of directors approved the sale of 60,141 shares of the Company’s common stock to NorthStar Realty, pursuant to the Distribution Support Agreement. In connection with this commitment and including NorthStar Realty’s purchase of shares approved on August 6, 2014, NorthStar Realty purchased 303,248 shares for $2.7 million.
Share Repurchases
From July 1, 2014 through August 11, 2014, the Company repurchased 12,499 shares for a total of $124,969 or a weighted average price of $10.00 per share under the Share Repurchase Program.
New Investments
In July 2014, the Company entered into an agreement to acquire a $125.0 million senior living portfolio comprised of four properties totaling 570 units located in Nassau and Suffolk counties, New York. Although there can be no assurance that the Company will complete the transaction that is under contract on terms contemplated or at all, pursuant to the terms of the purchase agreement, the Company must complete the acquisition of the portfolio on or before September 11, 2014.

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
Introduction
We were formed primarily to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities that may have an emphasis on private pay patients. We may also acquire and originate equity and debt investments in facilities that may rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities. In addition, we may acquire healthcare-related securities. We were formed in October 2010 as a Maryland corporation. We intend to make an election to be taxed as a REIT under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2013. We conduct our operations so as to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc., our Sponsor, with its common stock listed on the New York Stock Exchange, or NYSE, under the ticker symbol “NSAM.” Our Sponsor and its affiliates were organized to provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor may manage in the future, or collectively our NSAM Managed Companies, both in the United States and internationally. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSHC Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary investment types are as follows:

•
Real Estate Equity - Our equity investments may include equity investments backed by properties in the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities that have an emphasis on private pay patients and may also include medical office buildings and rehabilitation facilities. Certain healthcare properties operate under the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, structure generating resident income from short-term residential agreements and incur customary related operating expenses.

•
Real Estate Debt - Our debt investments business focuses on originating, acquiring and asset managing healthcare related debt investments and may include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests.

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
We are offering up to 100,000,000 shares pursuant to our primary offering, or our Primary Offering, and up to 10,526,315 shares pursuant to our distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering. We retained NorthStar Realty Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of NSAM upon completion of the spin-off, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing the shares being offered pursuant to our Primary Offering. In April 2014, our board of directors determined to extend our Offering for one year to August 7, 2015. Our Offering is expected to terminate on August 7, 2015, unless extended by our board of directors as permitted by applicable law and regulations.
On February 11, 2013, we commenced operations by satisfying the minimum offering requirement in our Primary Offering as a result of NorthStar Realty purchasing an additional 222,223 shares of common stock for $2.0 million. From inception through August 11, 2014, we raised total gross proceeds of $434.0 million.

Our Investments
The following table presents our investments as of June 30, 2014, adjusted for our acquisitions through August 11, 2014:

Investment Type:	Principal Amount/ Cost (1)	% of Total
Real estate equity (2)
Assisted living facilities(3)	$218,637,314	50.3%
Memory care facilities	20,997,652	4.8%
Independent living facilities	58,446,448	13.4%
Skilled nursing facility(3)	30,605,829	7.0%
Total real estate equity	328,687,243	75.5%

Real estate debt
First mortgage loans	25,887,000	6.0%
Mezzanine loan	75,000,000	17.3%
Subordinate interest	5,000,000	1.2%
Total real estate debt	105,887,000	24.5%
Total investments	$434,574,243	100.0%
____________________________________

(1)
Based on cost for real estate equity investments, which includes net purchase price allocation related to net intangibles, deferred costs and other assets, if any, and principal amount for real estate debt.

(2)	Classification base may include other services.

(3)	Includes cost attributable to an investment held through a joint venture interest.
For financial information regarding our reportable segments, refer to Note 12. “Segment Reporting” in our accompanying consolidated financial statements included in Item 1. “Financial Statements.”
Real Estate Equity
Overview
Our real estate equity investment strategy is focused on acquiring healthcare properties or interests in healthcare properties, with a focus on the mid-acuity senior housing sector, which we define as ALF, MCF, SNF and ILF, that have an emphasis on private pay patients. We may also acquire facilities that rely on public pay patients and other healthcare property types, including medical office buildings and rehabilitation facilities. Our equity investments are generally in the form of lease or management transactions where we purchase a property and enter into a long-term lease or management agreement with an operator responsible for contractual payments to us. In certain instances, we will enter into a RIDEA structure where we participate directly in the operational cash flow of a property. Our real estate equity investments that operate under the RIDEA structure generate resident level income from short-term residential agreements and incur customary related operating expenses. The investments typically have the potential to appreciate in value and therefore help overcome our upfront fees and expenses.
Our Portfolio
As of August 11, 2014, $328.7 million, or 75.5% of our assets, were invested in healthcare real estate equity. The properties were 100.0% leased to four operators, with a 11 year weighted average remaining lease term, excluding our healthcare investment held through a joint venture interest.

The following presents our real estate equity diversity across property type and geographic location based on cost (including our proportionate interest in gross assets for the investment in joint venture):

Real Estate Equity by Property Type (1)	Real Estate Equity by Geographic Location

(1)
Classification based on predominant services provided, but may include other services: assisted living facility, or ALF, memory care facility, or MCF, skilled nursing facility, or SNF, and independent living facility, or ILF.

The following table presents a summary of our real estate equity investments as of August 11, 2014:

Property Type (1)	Units (2)	Cost (3)	% of Total
ALF	1,555	$218,637,314	66.5%
ILF	327	58,446,448	17.8%
SNF	—	30,605,829	9.3%
MCF	104	20,997,652	6.4%
Total	1,986	$328,687,243	100.0%
____________________________________

(1)	Classification based on predominant services provided, but may include other services. ALF and SNF include cost attributable to a portfolio held through a joint venture interest

(2)	Represents number of beds for MCF and excludes units in a portfolio held through a joint venture interest.

(3)	Based on cost which includes net purchase price allocation related to net intangibles, deferred costs and other assets, if any.

As of August 11, 2014, $59.8 million, or 19.2% of our assets, were invested in a portfolio held through a joint venture interest, with an ownership interest of 5.6%. The portfolio held through a joint venture interest is comprised of over 8,500 units/beds across 38 senior housing facilities and 42 SNFs and MCFs, located primarily in Florida, Illinois, Oregon and Texas.
Real Estate Debt
Overview
Our real estate debt investment strategy is focused on originating, acquiring and asset managing debt secured by healthcare properties with a focus on the mid-acuity senior housing sector primarily including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.
We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate senior or subordinate interests in the loan, if desired. Further, it facilitates a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity for us to earn origination and other fees.
Our Portfolio
As of August 11, 2014, $105.9 million, or 24.5% of our assets, were invested in real estate debt secured by healthcare facilities. As of August 11, 2014, our real estate debt investments consisted of four loans with an average investment size of $26.5 million. The weighted average extended maturity of our real estate debt portfolio is 4.5 years.

The following table presents a summary of our debt investments as of August 11, 2014:

					Weighted Average			Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount	Carrying Value (2)	Allocation by Investment Type (1)	Fixed Rate	Spread over LIBOR (2)	Total Unleveraged Current Yield
First mortgage loans	2	$25,887,000	$25,887,000	24.5%	—%	8.14%	8.22%	100.0%
Mezzanine loans (5)	1	75,000,000	75,599,176	70.8%	—%	10.27%	10.40%	100.0%
Subordinate interests	1	5,000,000	5,387,443	4.7%	12.00%	—%	12.00%	—%
Total/Weighted average	4	$105,887,000	$106,873,619	100.0%	12.00%	9.26%	10.00%	95.3%
___________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable.
The following presents our real estate debt diversity across property type and geographic location based on principal amount:

Real Estate Debt by Property Type (1)	Real Estate Debt by Geographic Location

(1)	Classification based on predominant services provided, but may include other services: ALF, MCF, SNF, and ILF.
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
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO, (see “Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations” for a description of these metrics) to evaluate the profitability and performance of our business.

Outlook and Recent Trends
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors beginning in 2012 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. A proxy of the easing of credit and restarting of the capital markets for commercial real estate debt is the approximately $45 billion and $80 billion in non-agency CMBS issuance in 2012 and 2013, respectively, and industry experts are predicting approximately $90 billion of non-agency CMBS issuance in 2014. However, the pace of non-agency CMBS issuance is lower than initially expected with $41 billion issued in the first half of 2014 and industry experts have provided a revised estimate of $80 billion for 2014. To stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on the pace at which the U.S. Federal Reserve and other sovereign national banks will taper their respective stimulus efforts. This change in policy has led to and may continue in the future to result in an increase in interest rates on U.S. government and other sovereign government bonds as well as interest rates more generally. However, the U.S. Federal Reserve has indicated that it intends to keep short-term interest rates near zero while monitoring macroeconomic conditions, but there can be no assurance that these policies will remain unchanged.
Partly as a result of this stimulus, the commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels. However, a range of economic and political headwinds remain, including a moderate labor market recovery, legislative gridlock, potential conflict over budget deficits and the debt ceiling, the impact of the Affordable Care Act, uncertain U.S. Federal Reserve policy, concern with global market economies and strife, among other matters. We expect that this dynamic, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, will continue to cause periodic volatility in the commercial real estate market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt will mature through 2017. While there is an increased supply of liquidity in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As the capital markets began opening up in 2012, NorthStar Realty began to again access the capital markets as evidenced by two securitization transactions it structured, securitizing $882 million of assets, one on behalf of NorthStar Real Estate Income Trust, Inc., another non-traded REIT managed by our Advisor, with permanent, non-recourse, non-mark-to-market financing. The stimulus in the United States helped to increase demand for new CMBS, as described above, even though current new issue volume is still below historic levels, which has contributed to relatively balanced real estate fundamentals.
Virtually all commercial real estate property types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. Our commercial real estate equity, debt and securities investments, if any, could be negatively impacted by weak real estate markets and economic conditions.
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
Healthcare Markets
The healthcare real estate equity and finance markets tend to attract new equity and debt capital more slowly than more traditional commercial real estate property types because of significant barriers to entry for new investors or lenders to healthcare property owners. Investing in and lending to the healthcare real estate sector requires an in-depth understanding of the specialized nature of healthcare facility operations and the healthcare regulatory environment. While these competitive constraints may create opportunities for attractive investments in the healthcare property sector, they may also provide challenges and risks when seeking attractive financing terms for our investments.
We believe owners and operators of senior housing facilities and other healthcare properties are benefiting from demographic trends, specifically the aging of the U.S. population and the increasing demand for care for seniors outside of their homes. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. As healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare. Senior housing facilities, such as independent living, assisted living, memory care and skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than in higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings, provide care and support to residents in more cost effective settings.

Recent regulatory changes have created incentives for long-term acute-care hospitals and in-patient rehabilitation facilities to minimize patient lengths of stay and placed limits on the type of patient that can be admitted to these facilities, thereby increasing the demand for quality senior housing facilities. The growth in total demand for healthcare, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system. We continually monitor federal and state reimbursement programs and assess any impact that changes in reimbursement levels or the timing of payments may have on the ability of our operators to meet their payment obligations.
Despite the growth in the industry and favorable market conditions, economic uncertainty may prevail weakening the market’s fundamentals and ultimately reducing an operator/tenant’s ability to make rent payments in accordance with the contractual terms of the lease or loan, as well as the possibility for reduced income for our operating investments. To the extent that market rental and occupancy rates decline, property-level cash flow could be negatively affected as existing leases renew at lower rates and over longer periods of time, the decreased cash flow impacts the value of underlying properties and the borrowers’ ability to service their outstanding loans.
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
The following table presents our investment activity in 2014 and from inception through August 11, 2014:

	Six Months Ended	From Inception Through
	June 30, 2014	August 11, 2014
Investment Type:	Principal Amount/Cost (1) (2)	Principal Amount/Cost (1) (2)
Real estate equity	$147,300,636	$328,687,243
Real estate debt	94,637,000	105,887,000
Total	$241,937,636	$434,574,243
____________________________________

(1)
Represents principal amount for real estate equity, which includes net purchase price allocation related to net intangibles, deferred costs and other acquired assets, if any, and cost for real estate debt investments.

(2)	Includes cost attributable to a healthcare portfolio held through a joint venture interest.
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

In November 2013, we entered into a credit facility agreement with initial capacity of $25.0 million and up to $100.0 million of potential capacity to finance real estate investments and first mortgage loans secured by healthcare real estate. In February 2014, we increased the initial capacity to $100.0 million with up to $200.0 million of potential capacity. As of June 30, 2014, we had no borrowings outstanding under the credit facility.
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
Portfolio Management
Our Advisor maintains a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. The portfolio management team uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For real estate and debt investments, frequent re-underwriting and dialogue with borrowers/operators/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. In addition, our Advisor considers the impact of regulatory changes on operator performance and property values. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
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
As of June 30, 2014, all of our investments were performing in accordance with the contractual terms of their governing documents, consistent with their underwriting. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.

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
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of June 30, 2014, we have not identified any VIEs related to our investments or financing.
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
Investments in Unconsolidated Ventures
We have non-controlling, unconsolidated ownership interests in entities that may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We may account for investments that do not qualify for equity method accounting or for which the fair value option was not elected using the cost method if we determine the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.

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
We also generate operating income from healthcare properties permitted by RIDEA. Revenue related to healthcare properties includes resident room and care charges and other resident charges.
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
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2014, we did not have any impaired real estate debt investments.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2014 to June 30, 2013:

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Resident fee income	$3,797,392	$—	$3,797,392	100.0%
Rental income	1,235,774	—	1,235,774	100.0%
Interest income	784,030	39,000	745,030	1,910.3%
Total revenues	5,817,196	39,000	5,778,196	14,815.9%

Expenses
Property operating expense	2,749,963	—	2,749,963	100.0%
Interest expense	799,676	—	799,676	100.0%
Transaction costs	32,381	—	32,381	100.0%
Asset management and other fees - related party	585,888	4,819	581,069	12,057.9%
General and administrative expenses	1,006,069	15,135	990,934	6,547.3%
Depreciation and amortization	892,259	—	892,259	100.0%
Total expenses	6,066,236	19,954	6,046,282	30,301.1%
Income (loss) from operations	(249,040)	19,046	(268,086)	(1,407.6)%
Equity in earnings (losses) of unconsolidated ventures	(296,680)	—	(296,680)	100.0%
Net income (loss)	$(545,720)	$19,046	$(564,766)	(2,965.3)%
On February 11, 2013, we commenced operations and subsequently made investments in real estate debt and equity.
Revenues
Resident Fee Income
Resident fee income of $3.8 million was attributable to acquisitions in our real estate equity segment in the fourth quarter 2013 and the first half 2014.
Rental Income
Rental income of $1.2 million was attributable to acquisitions in our real estate equity segment in the fourth quarter 2013 and the first half 2014.
Interest Income
Interest income increase of $0.7 million was attributable to the new investments in our real estate debt segment.
Expenses
Property Operating Expenses
Property operating expenses of $2.7 million were attributable to new investments in our real estate equity segment.
Interest Expense
Interest expense of $0.8 million was primarily attributable to mortgage notes payable associated with new investments in our real estate equity segment.
Transaction Costs
Transaction costs of $32,381 primarily represented expenses such as professional fees associated with new real estate equity investments. We did not incur any transaction costs for the three months ended June 30, 2013.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $0.6 million was primarily due to capital raising and investment activity.

General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $1.0 million was primarily attributable to increased operating costs.
Depreciation and Amortization
Depreciation and amortization expense of $0.9 million was primarily related to acquisitions in our real estate equity segment in the fourth quarter 2013 and first quarter 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures of $0.3 million was related to our investment in the healthcare joint venture. Contributing to such loss was $0.6 million related to transaction costs and depreciation expense.
Comparison of the Six Months Ended June 30, 2014 to June 30, 2013:

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Resident fee income	$6,729,616	$—	$6,729,616	100.0%
Rental income	2,267,566	—	2,267,566	100.0%
Interest income	1,267,312	39,000	1,228,312	3,149.5%
Total revenues	10,264,494	39,000	10,225,494	26,219.2%

Expenses
Property operating expense	4,957,788	—	4,957,788	100.0%
Interest expense	1,410,221	—	1,410,221	100.0%
Transaction costs	1,712,759	—	1,712,759	100.0%
Asset management and other fees - related party	2,751,409	4,819	2,746,590	56,995.0%
General and administrative expenses	1,527,213	21,223	1,505,990	7,096.0%
Depreciation and amortization	1,591,690	—	1,591,690	100.0%
Total expenses	13,951,080	26,042	13,925,038	53,471.5%
Income (loss) from operations	(3,686,586)	12,958	(3,699,544)	(28,550.3)%
Equity in earnings (losses) of unconsolidated ventures	(296,680)	—	(296,680)	(100.0)%
Net income (loss)	$(3,983,266)	$12,958	$(3,996,224)	(30,839.8)%
On February 11, 2013, we commenced operations and subsequently made investments in real estate debt and equity.
Revenues
Resident Fee Income
Resident fee income of $6.7 million was attributable to acquisitions in our real estate equity segment in the fourth quarter 2013 and the first half 2014.
Rental Income
Rental income of $2.3 million was attributable to acquisitions in our real estate equity segment in the fourth quarter 2013 and the first half 2014.
Interest Income
Interest income increase of $1.2 million was attributable to new investments in our real estate debt segment.
Expenses
Property Operating Expenses
Property operating expenses of $5.0 million were attributable to new investments in our real estate equity segment.

Interest Expense
Interest expense of $1.4 million was primarily attributable to mortgage notes payable associated with new investments in our real estate equity segment.
Transaction Costs
Transaction costs primarily represented expenses such as professional fees associated with new real estate equity investments. Transaction costs of $1.7 million were related to acquisitions in real estate equity segment in the first half 2014. We did not incur any transaction costs for the six months ended June 30, 2013.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $2.7 million was primarily due to capital raising and investment activity.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $1.5 million was primarily attributable to increased operating costs.
Depreciation and Amortization
Depreciation and amortization expense of $1.6 million was primarily related to acquisitions in our real estate equity segment in the fourth quarter 2013 and first quarter 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures of $0.3 million was related to our investment in the healthcare joint venture. Contributing to such loss was $0.6 million related to transaction costs and depreciation expense.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from our Offering, cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, other term borrowings and securitization financing transactions.
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to primarily acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. In April 2014, our board of directors determined to extend our Offering for one year to August 7, 2015. As of August 11, 2014, we had $148.3 million in cash.
If we are unable to raise substantially more funds in our Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50.0% of the cost of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75.0% of the cost of our investments, including cash. As of June 30, 2014, our leverage was 16.6%.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Dealer Manager and our Advisor, or its affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15.0% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors.
Term Loan Facility
We currently have one credit facility, or our Term Loan Facility, with initial capacity of up to $100.0 million and potential capacity of up to $200.0 million. Our Term Loan Facility allows us to finance real estate investments and first mortgage loans secured by healthcare real estate. The interest rate and advance rate depend on asset type and characteristic. The initial maturity date of our Term Loan Facility is November 2016, with a one-year extension available at our option, subject to the satisfaction of certain customary conditions. Our Term Loan Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facility. As of June 30, 2014, we had no borrowings outstanding under our Term Loan Facility.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
Cash flow provided by (used in):	2014	2013
Operating activities	$(3,393,805)	$(8,638)
Investing activities	(204,640,184)	(2,500,000)
Financing activities	243,067,884	2,521,474
Net increase (decrease) in cash	$35,033,895	$12,836
Six Months Ended June 30, 2014 Compared to June 30, 2013
Net cash used in operating activities was $3.4 million for the six months ended June 30, 2014 compared to $8,638 for the six months ended June 30, 2013 related to fees paid to our Advisor for the acquisition and management of our investments, general and administrative expenses and interest expense, offset by income generated from our real estate equity and debt investments.
Net cash used in investing activities was $204.6 million for the six months ended June 30, 2014 compared to $2.5 million for the six months ended June 30, 2013 related to our new real estate equity and debt investments.
Net cash provided by financing activities was $243.1 million for the six months ended June 30, 2014 compared to $2.5 million for the six months ended June 30, 2013. The increase in net cash provided by financing activities related to net proceeds from the issuance of common stock through our Offering and borrowings, offset by distributions paid on our common stock.
Off-Balance Sheet Arrangements
We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 4. “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into NSAM, on June 30, 2014, we entered into a new advisory agreement with our Advisor, an affiliate of NSAM, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with our Prior Advisor. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to our Prior Advisor.

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
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives a disposition fee equal to 1.0% of the contract sales price of each debt investment sold and 2.0% of the contract sales price of each property sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a debt investment incurred in a transaction other than a sale is included in debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, we pay NorthStar Realty Securities, LLC, or Dealer Manager, selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which is reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three and six months ended June 30, 2014 and 2013 and the amount due to related party as of December 31, 2013:

		Three Months Ended June 30,		Six Months Ended June 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2014	2013	2014	2013	December 31, 2013 (3)
Fees to Advisor
Asset management	Asset management and other fees-related party	$527,035	$4,819	$853,551	$4,819	$37,532
Acquisition (1)	Real estate debt investments, net / Asset management and other fees-related party	2,535,301	25,000	4,520,761	25,000	564,405
Disposition (1)	Real estate debt investments, net	—	—	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	646,011	6,014	1,047,067	6,014	164,080
Organization	General and administrative expenses	187,809	440	263,284	1,978	18,768
Offering	Cost of capital (2)	1,494,204	8,365	2,928,228	37,578	356,594
Selling commissions / Dealer manager fees	Cost of capital (2)	13,102,567	53,152	22,900,291	58,152	—
Total						$1,141,379
_____________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Our Advisor may determine to defer fees or seek reimbursement.

(2)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.

(3)	We had no amount due to related party as of June 30, 2014.
NorthStar Realty Purchase of Common Stock
On April 10, 2014, our board of directors extended the term of our distribution support agreement, or our Distribution Support Agreement, until August 7, 2015. Pursuant to our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of June 30, 2014, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 243,107 shares of our common stock for $2.2 million under such commitment. For the three and six months ended June 30, 2014, NorthStar Realty purchased 9,716 shares of our common stock for $0.1 million under such commitment.
Investment in Healthcare Joint Venture
In May 2014, we, through a general partnership with NorthStar Realty, entered into the healthcare joint venture to acquire an interest in a $1.1 billion healthcare real estate portfolio and contributed $23.4 million of cash for our interest in the investment. The purchase was approved by our board of directors, including all of its independent directors.

Recent Developments
Distribution Reinvestment Plan
From July 1, 2014 through August 11, 2014, we issued 225,358 shares of common stock pursuant to our DRP raising proceeds of $2.1 million. As of August 11, 2014, 9.9 million shares were available to be issued pursuant to our DRP.
Offering Proceeds
From July 1, 2014 through August 11, 2014, we issued 8.9 million shares of common stock pursuant to our Offering generating gross proceeds of $89.0 million. From inception through August 11, 2014, we issued 43.5 million shares of common stock pursuant to our Offering generating gross proceeds of $434.0 million.
Distributions
On August 6, 2014, our board of directors approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended December 31, 2014. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On August 6, 2014, our board of directors approved the sale of 60,141 shares of our common stock to NorthStar Realty, pursuant to our Distribution Support Agreement. In connection with this commitment and including NorthStar Realty’s purchase of shares approved on August 6, 2014, NorthStar Realty purchased 303,248 shares for $2.7 million.
Share Repurchases
From July 1, 2014 through August 11, 2014, we repurchased 12,499 shares for a total of $124,969 or a weighted average price of $10.00 per share under a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances, or our Share Repurchase Program.
New Investments
In July 2014, we entered into an agreement to acquire a $125.0 million senior living portfolio comprised of four properties, 570 units and 714 beds, located in Long Island, New York. Although there can be no assurance that the transaction will be completed, pursuant to the terms of the purchase agreement, we must complete the acquisition of the portfolio on or before September 11, 2014.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. A change in interest rates may correlate with the inflation rate. Substantially all of the leases allow for annual rent increases based on the relevant consumer price index. Such types of leases generally minimize the risks of inflation on our healthcare properties.
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
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore, included in the computation of net income (loss) and income (loss) from operations, both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are acquired or originated by reducing cash flow and therefore the potential distributions to our stockholders. However, in general, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
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
Due to certain of the unique features of publicly-registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the Securities and Exchange Commission, or the SEC, nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP. In addition, MFFO is not a useful measure in evaluating net asset value, since an impairment is taken into account in determining net asset value but not in determining MFFO.
We define MFFO in accordance with the concepts established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. MFFO excludes from FFO the following items:

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
MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves/impairment on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. With respect to debt investments, we consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. A property’s value is considered impaired if our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. If the estimated fair value of the underlying collateral for the debt investment is less than its net carrying value, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. With respect to a real estate investment, a property’s value is considered impaired if our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. The value of our investments may be impaired and their carrying values may not be recoverable due to our limited life. Investors should note that while impairment charges are excluded from the calculation of MFFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flow and the relatively limited term of a non-traded REIT’s anticipated operations, it could be difficult to recover any impairment charges through operational net revenues or cash flow prior to any liquidity event.
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
However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions and other adjustments listed above are not reported in MFFO, even though such realized gains (losses) and other adjustments could affect our operating performance and cash available for distribution. Stockholders should note that any cash gains generated from the sale of investments would generally be used to fund new investments. Any mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions.
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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders:

	June 30, 2014
	Three Months Ended	Six Months Ended
Funds from operations:
Net income (loss) attributable to NorthStar Real Estate Healthcare Income, Inc. common stockholders	$(543,123)	$(3,952,788)
Adjustments:
Depreciation and amortization	892,259	1,591,690
Depreciation and amortization related to unconsolidated ventures	240,266	240,266
Depreciation and amortization related to non-controlling interests	(17,077)	(29,996)
Funds from operations	$572,325	$(2,150,828)
Modified funds from operations:
Funds from operations	$572,325	$(2,150,828)
Adjustments:
Acquisition fees and transaction costs	121,449	3,610,617
Straight-line rental (income) loss	(133,185)	(244,980)
Amortization of premiums, discounts and fees on investments and borrowings, net	233,528	416,917
Adjustments related to unconsolidated ventures	440,481	440,481
Adjustments related to non-controlling interests	(3,888)	(30,927)
Modified funds from operations	$1,230,710	$2,041,280
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the date of our first investment on April 5, 2013 through June 30, 2014, we paid distributions at an annualized distribution rate of 6.75% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2014, the year ended December 31, 2013 and the period from inception through June 30, 2014:

	Distributions (1)			Cash Flow Provided by (Used in) Operations	Funds from Operations
Period	Cash	DRP	Total
Six months ended June 30, 2014	$3,239,684	$3,896,212	$7,135,896	$(3,393,805)	$(2,150,828)
Year ended December 31, 2013	670,925	640,961	1,311,886	(343,225)	(2,428,445)
Inception through June 30, 2014	3,910,609	4,537,173	8,447,782	(3,737,030)	(4,579,273)
________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
Distributions in excess of our cash flow used in operations were paid using Offering proceeds, including from the purchase of additional shares by NorthStar Realty. Over the long-term, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. Future distributions declared and paid may exceed cash flow provided by operations. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted.

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
Our debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, most of our floating-rate debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments. As of June 30, 2014, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase net income by $0.3 million annually.
A change in interest rates could affect the value of our fixed-rate debt investments. For example, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels.
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
Credit Risk
Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2014, three debt investments each contributed more than 10% of interest income.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.
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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the period from January 1, 2014 through June 30, 2014, we declared distributions of $7.1 million compared to cash used in operations of $3.4 million. All distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, NorthStar Realty agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share (which includes the $2.0 million of shares purchased by NorthStar Realty to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 243,107 shares of our common stock as of June 30, 2014. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
We will be subject to additional risks if we make investments internationally.
We may acquire real estate assets located outside of the United States and we may originate or acquire senior or subordinate loans made to borrowers located outside of the United States or secured by properties located outside of the United States. Our expertise to date is in the United States and neither we nor our Sponsor has expertise in international markets. Any international investments we make may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located and these laws may expose us to risks that are different from and/or in addition to those commonly found in the United

States. We may not be as familiar with the potential risks to our investments outside of the United States and we may incur losses as a result.

Any international investments we make could be subject to the following risks: governmental laws, rules and policies including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin; variations in currency exchange rates; adverse market conditions caused by inflation or other changes in national or local economic conditions; changes in relative interest rates; changes in the availability, cost and terms of borrowings resulting from varying national economic policies; changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment; imposition of adverse or confiscatory taxes; our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources would likely be subject to foreign taxes, withholding taxes, transfer taxes, and value added taxes; lack of uniform accounting standards (including availability of information in accordance with U.S. GAAP); the potential for expropriation; changes in land use and zoning laws; more stringent environmental laws or changes in such laws; changes in the social or political stability or other political, economic or diplomatic developments in or affecting a country where we have an investment; legal and logistical barriers to enforcing our contractual rights in other countries; and possible liability under the United States Foreign Corrupt Practices Act of certain people acting on our behalf or at our request, contrary to our instructions, engaging in practices in violation of such act. Certain of these risks may be greater in emerging markets and less developed countries. Each of these risks might adversely affect our performance and impair our ability to make distributions to our stockholders required to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with U.S. GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants or borrowers necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.

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
As of June 30, 2014, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering:

	Shares	Proceeds
Primary Offering	34,218,644	$341,429,269
DRP	376,708	3,578,725
Total	34,595,352	$345,007,994
As of June 30, 2014, we incurred $23.3 million in selling commissions, $10.2 million in dealer manager fees and $4.5 million in other offering costs in connection with the issuance and distribution of our registered securities and $27.5 million of these costs have been reallowed to third parties.
From the commencement of our Offering through June 30, 2014, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $307.1 million. From the commencement of our Offering through June 30, 2014, we used proceeds of $105.1 million to purchase real estate equity investments, $105.4 million to acquire and originate real estate debt investments and $5.9 million to pay our Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended June 30, 2014, we repurchased shares of our common stock as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 to April 30	—	$—	(1)
May 1 to May 31	342	9.99	(1)
June 1 to June 30	—	—	(1)
Total	342	$9.99
_______________________________________________________

(1)
We adopted our Share Repurchase Program effective August 7, 2012, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by our board of directors, in their sole discretion, and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. As of June 30, 2014, we had no unfulfilled repurchase requests.

Unregistered Sales of Equity Securities
On June 13, 2014, we granted 2,500 shares of restricted common stock at $9.00 per share to each of our independent directors for an aggregate of 7,500 shares of restricted common stock, pursuant to our independent director compensation plan. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

3.2
Certificate of Correction of the Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

3.3
Fourth Amended and Restated Bylaws of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

10.11
Third Amended and Restated Distribution Support Agreement, dated as of April 10, 2014, by and between NorthStar Realty Finance Corp. and NorthStar Healthcare Income, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2014 and incorporated herein by reference)

10.12
Limited Liability Company Agreement of Eclipse Investment, LLC dated as of May 7, 2014 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2014 and incorporated herein by reference)

10.13
Advisory Agreement dated as of June 30, 2014, by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP, NorthStar Asset Management Group Inc. and NSAM J-NSHC Ltd (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 and incorporated herein by reference)

10.14
Second Amendment to the Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP dated as of June 30, 2014 (filed as Exhibit 10.4 to Post-effective Amendment No.9 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference).

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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 (unaudited) and year ended December 31, 2013; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements (unaudited).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar Healthcare Income, Inc.
Date:	August 13, 2014	By:	/s/ JAMES F. FLAHERTY III
			Name:	James F. Flaherty III
			Title:	Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer