Form 10-Q
period 2014-09-30
NorthStar Healthcare Income, Inc.
filed 2014-11-13
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
The Company has one class of common stock, $0.01 par value per share, 66,811,920 shares outstanding as of November 11, 2014.

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

•
our ability to close on the recent commitments to acquire healthcare real estate investments, including the proposed Extendicare Investment (as further described herein), on the terms contemplated or at all, and any related termination fees incurred to the extent such investments are not closed;

•	our ability to make distributions to our stockholders;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the performance of our advisor, our sponsor and their respective affiliates;

•	our dependence on the resources and personnel of our advisor and our sponsor, including our advisor’s ability to source and close on attractive investment opportunities on our behalf;

•	the impact of NorthStar Realty Finance Corp.’s spin-off of its asset management business, which included our advisor;

•	our advisor’s and its affiliates’ ability to attract and retain sufficient personnel to support our growth and operations;

•	the lack of a public trading market for our shares;

•	our limited operating history;

•	our sponsor’s ability, from time to time, to purchase assets identified on our behalf;

•
the impact of market and other conditions influencing the availability of equity versus debt investments and performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•	the impact of a loss on our initial investments prior to the time we hold a diversified portfolio of investments, which could be severe;

•	the impact of any transfer and other restrictions associated with our current and proposed joint venture investments;

•
the impact of economic conditions on the operators/tenants of the real property that we own as well as on borrowers of the debt we originate and acquire and the mortgage loans underlying the healthcare-related commercial mortgage backed securities in which we invest;

•	operator/tenant or borrower defaults or bankruptcy;

•	illiquidity of investments in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	availability of opportunities to acquire, including our advisor’s and its affiliates’ ability to source and close on equity, debt and securities investments in the healthcare real estate sector;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify all relevant facts in our underwriting process or otherwise;

•	environmental compliance costs and liabilities;

•	whether we will realize the benefits of our sponsor’s partnership with James F. Flaherty III, the Vice Chairman of our board of directors;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

•	the impact of any conflicts arising among us and our sponsor and its affiliates;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and our Quarterly Report on Form 10-Q, each under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1. Financial Statements

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Cash	$91,634,610	$45,537,255
Restricted cash	6,600,508	1,883,411
Operating real estate, net	260,292,978	53,968,827
Investments in unconsolidated ventures (refer to Note 4)	29,413,812	—
Real estate debt investments, net	146,402,978	11,250,000
Receivables, net	5,205,415	947,094
Deferred costs and other assets, net	2,691,245	2,252,543
Total assets	$542,241,546	$115,839,130

Liabilities
Mortgage notes payable	$59,639,804	$18,282,328
Due to related party	5,578,481	1,141,379
Escrow deposits payable	2,957,441	1,794,905
Distribution payable	2,857,134	557,288
Accounts payable and accrued expenses	2,043,599	567,333
Total liabilities	73,076,459	22,343,233

Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 55,388,928 and 10,985,230 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	553,889	109,852
Additional paid-in capital	492,656,742	97,055,758
Retained earnings (accumulated deficit)	(25,211,368)	(3,872,150)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	467,999,263	93,293,460
Non-controlling interests	1,165,824	202,437
Total equity	469,165,087	93,495,897
Total liabilities and equity	$542,241,546	$115,839,130

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Resident fee income	$3,861,830	$—	$10,591,446	$—
Rental income	1,881,585	—	4,149,151	—
Interest income	2,579,198	105,556	3,846,510	144,556
Total revenues	8,322,613	105,556	18,587,107	144,556
Expenses
Property operating expenses	2,988,366	—	7,946,154	—
Interest expense	775,846	—	2,186,067	—
Transaction costs	1,641,391	—	3,354,150	—
Asset management and other fees - related party	3,719,191	13,006	6,470,600	17,825
General and administrative expenses	1,042,695	40,025	2,569,908	61,248
Depreciation and amortization	1,052,364	—	2,644,054	—
Total expenses	11,219,853	53,031	25,170,933	79,073
Income (loss) from operations	(2,897,240)	52,525	(6,583,826)	65,483
Equity in earnings (losses) of unconsolidated ventures	203,558	—	(93,122)	—
Net income (loss)	(2,693,682)	52,525	(6,676,948)	65,483
Net (income) loss attributable to non-controlling interests	4,042	(38)	34,520	(50)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(2,689,640)	$52,487	$(6,642,428)	$65,433
Net income (loss) per share of common stock, basic/diluted	$(0.06)	$0.06	$(0.23)	$0.15
Weighted average number of shares of common stock outstanding, basic/diluted	44,764,285	851,868	29,341,711	433,443
Distributions declared per share of common stock	$0.17	$0.17	$0.50	$0.33

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(2,693,682)	$52,525	$(6,676,948)	$65,483
Comprehensive income (loss)	(2,693,682)	52,525	(6,676,948)	65,483
Comprehensive (income) loss attributable to non-controlling interests	4,042	(38)	34,520	(50)
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc.	$(2,689,640)	$52,487	$(6,642,428)	$65,433

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	22,223	$222	$199,785	$—	$200,007	$2,000	$202,007
Net proceeds from issuance of common stock (refer to Note 7)	10,905,012	109,050	96,486,986	—	96,596,036	—	96,596,036
Issuance and amortization of equity-based compensation	22,500	225	32,142	—	32,367	—	32,367
Non-controlling interest - contributions	—	—	—	—	—	210,077	210,077
Distributions declared	—	—	—	(1,311,886)	(1,311,886)	—	(1,311,886)
Proceeds from distribution reinvestment plan	35,495	355	336,845	—	337,200	—	337,200
Net income (loss)	—	—	—	(2,560,264)	(2,560,264)	(9,640)	(2,569,904)
Balance as of December 31, 2013	10,985,230	$109,852	$97,055,758	$(3,872,150)	$93,293,460	$202,437	$93,495,897
Net proceeds from issuance of common stock	43,692,764	436,927	388,888,883	—	389,325,810	—	389,325,810
Issuance and amortization of equity-based compensation (refer to note 8)	7,500	75	42,909	—	42,984	—	42,984
Non-controlling interests - contributions	—	—	—	—	—	1,012,750	1,012,750
Non-controlling interests - distributions	—	—	—	—	—	(14,843)	(14,843)
Shares redeemed for cash	(12,840)	(128)	(128,254)	—	(128,382)	—	(128,382)
Distributions declared	—	—	—	(14,696,790)	(14,696,790)	—	(14,696,790)
Proceeds from distribution reinvestment plan	716,274	7,163	6,797,446	—	6,804,609	—	6,804,609
Net income (loss)	—	—	—	(6,642,428)	(6,642,428)	(34,520)	(6,676,948)
Balance as of September 30, 2014 (unaudited)	55,388,928	$553,889	$492,656,742	$(25,211,368)	$467,999,263	$1,165,824	$469,165,087

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(6,676,948)	$65,483
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	93,122	—
Depreciation and amortization	2,644,054	—
Straight-line rental income	(504,163)	—
Amortization of deferred financing costs	425,415	—
Amortization of equity-based compensation	42,984	21,426
Amortization of premium/accretion of discount and fees on investments	79,522	—
Changes in assets and liabilities:
Restricted cash	(2,390,861)	—
Receivables, net	(1,244,634)	(54,777)
Other assets	(142,692)	—
Due to related party	3,508,047	11,668
Escrow deposits payable	1,069,556	—
Accounts payable and accrued expenses	1,476,266	—
Net cash provided by (used in) operating activities	(1,620,332)	43,800

Cash flows from investing activities:
Acquisition of operating real estate investments	(208,054,716)	—
Improvement of operating real estate investments	(888,939)	—
Origination of real estate debt investments	(20,023,122)	(11,250,000)
Acquisition of real estate debt investments	(120,595,501)	—
Investment in unconsolidated ventures (refer to Note 4)	(24,807,911)	—
Distributions from unconsolidated ventures (refer to Note 4)	666,162	—
Change in restricted cash	(1,951,895)	—
Other assets	940,270	—
Net cash provided by (used in) investing activities	(374,715,652)	(11,250,000)

Cash flows from financing activities:
Borrowing from mortgage notes	41,500,000	—
Repayment of mortgage notes	(142,524)	—
Payment of deferred financing costs	(1,665,307)	—
Change in restricted cash	(281,361)	—
Net proceeds from issuance of common stock	387,125,588	14,691,193
Net proceeds from issuance of common stock, related party	619,753	1,998,731
Shares redeemed for cash	(128,382)	—
Distributions paid on common stock	(12,396,944)	(105,676)
Proceeds from distribution reinvestment plan	6,804,609	15,200
Contributions from non-controlling interests	1,012,750	—
Distributions to non-controlling interests	(14,843)	—
Net cash provided by (used in) financing activities	422,433,339	16,599,448

Net increase (decrease) in cash	46,097,355	5,393,248
Cash - beginning of period	45,537,255	202,007
Cash - end of period	$91,634,610	$5,595,255

Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 7)	$1,300,085	$136,480
Subscriptions receivable, gross	3,710,301	549,342
Escrow deposits related to real estate debt investments	70,692	114,987
Distribution payable	2,857,134	81,551
Conversion of real estate debt investment to investment in unconsolidated venture	5,386,123	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Healthcare Income, Inc. (the “Company”) was formed primarily to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which the Company defines as assisted living (“ALF”), memory care (“MCF”), skilled nursing (“SNF”) and independent living (“ILF”) facilities that may have an emphasis on private pay patients. The Company may also acquire and originate equity and debt investments in facilities that may rely on public pay patients and other healthcare property types, including medical office buildings (“MOB”), hospitals and rehabilitation facilities. In addition, the Company may acquire healthcare-related securities. The Company was formed in October 2010 as a Maryland corporation. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
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
Substantially all business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. An affiliate of the Sponsor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2014 and December 31, 2013. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of September 30, 2014, the Company’s limited partnership interest in the Operating Partnership was 99.9%.
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
On October 12, 2010, as part of its formation, the Company issued 22,223 shares of common stock to NorthStar Realty for $0.2 million. On August 7, 2012, the Company’s registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 110,526,315 shares of common stock, excluding the initial shares, in a continuous, public offering, of which up to 100,000,000 shares are being offered pursuant to the primary offering (the “Primary Offering”) and up to 10,526,315 shares are being offered pursuant to the distribution reinvestment plan (the “DRP”), which are herein collectively referred to as the Offering, was declared effective. The Company reserves the right to reallocate shares of its common stock being offered between the Primary Offering and the DRP. The Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), formerly a subsidiary of NorthStar Realty that became a subsidiary of the Sponsor upon completion of the spin-off, to serve as the dealer manager for the Primary Offering. The Dealer Manager is responsible for marketing the shares being offered pursuant to the Primary Offering. In April 2014, the Company’s board of directors determined to extend the Offering for one year to August 7, 2015. The Offering is expected to terminate on the earlier of August 7, 2015 or the date on which the maximum offering was sold.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On October 2, 2014, the Company filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $700.0 million in shares of the Company’s common stock, consisting of up to $500.0 million in shares in a follow-on primary offering and up to $200.0 million in shares pursuant to a follow-on distribution reinvestment plan. The registration statement for the follow-on offering has not yet been declared effective by the SEC.
On February 11, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Primary Offering as a result of NorthStar Realty purchasing an additional 222,223 shares of common stock for $2.0 million. From inception through November 11, 2014, the Company raised total gross proceeds of $666.1 million.

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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of September 30, 2014, the Company has not identified any VIEs related to its investments or financing.

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
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the nine months ended September 30, 2014, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2014, the Company did not have any impaired real estate debt investments.
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

3.	Operating Real Estate
The following table summarizes operating real estate acquisitions for the nine months ended September 30, 2014:

Acquisition Date	Type(1)	Description	Name	Purchase Price (2) (3)	Properties	Units	Primary Location	Financing	Equity	Ownership Interest	Transaction Costs
January 2014	ALF	Senior Housing	Harvard Square	$33,926,971	1	183	CO	$21,500,000	$10,713,580	97.0%	$432,641
February 2014	ILF	Senior Housing	Parkview	39,903,574	1	202	TX	20,000,000	19,459,623	97.0%	574,802
February 2014	ALF	Senior Housing	Cheektowaga	12,500,000	1	100	NY	—	12,500,000	100.0%	139,797
September 2014	ALF	Senior Housing	Arbors Portfolio(4)	125,129,574	4	570	NY	—	125,129,574	100.0%	1,627,579
Total				$211,460,119	7	1055		$41,500,000	$167,802,777		$2,774,819
_________________________________________________
(1)Classification based on predominant services provided, but may include other services.
(2)Based on cost which includes net purchase price allocation related to net intangibles, deferred costs and other assets, if any.
(3)Excludes the Company’s interest in properties held through unconsolidated joint ventures of $29.4 million.

(4)
Each facility in the Arbors Portfolio is 100% leased to Arcadia Management, Inc. (“Arcadia”) pursuant to a 15-year, cross-defaulted net lease, whereby the tenant, Arcadia, is responsible for substantially all of the operating expenses at each facility. For the three and nine months ended September 30, 2014, the Company recognized $1.2 million of losses from Arbors Portfolio. Contributing to the loss for the three and nine months ended September 30, 2014, was $1.8 million related to transaction costs and depreciation expense.

The following table presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the acquisition of the Arbors Portfolio investment as if it occurred on January 1, 2013. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future and exclude transaction costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma total revenues	$10,978,391	$2,761,334	$26,554,439	$8,111,888
Pro forma net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(824,050)	$1,918,077	$(1,045,659)	$5,662,202
Pro forma net income (loss) per share of common stock, basic/diluted	$(0.11)	$9.02	$(0.04)	$13.06
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

Assets:
Land	$20,035,000
Buildings	242,023,297
Other assets acquired (1)	6,944,371
Total assets acquired	$269,002,668
Liabilities:
Mortgage notes payable	$59,813,425
Other liabilities assumed (2)	1,598,288
Total liabilities	61,411,713
Total NorthStar Healthcare Income, Inc. stockholders’ equity	206,386,274
Non-controlling interests	1,204,681
Total equity	207,590,955
Total liabilities and equity	$269,002,668
____________________________________________________________

(1)	Primarily includes deferred costs and escrowed amounts, as applicable.

(2)	Primarily includes prepaid rent and security deposits.

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investments in unconsolidated ventures. The below investments are accounted for under the equity method.
In May 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), entered into a joint venture with an affiliate of Formation Capital, LLC to acquire an interest in a $1.1 billion healthcare real estate portfolio comprised of over 8,500 units/beds across 38 senior housing facilities and 42 skilled nursing facilities and memory care facilities, located primarily in Florida, Illinois, Oregon and Texas. The Company contributed $23.4 million for an approximate 5.6% interest in the joint venture. As of September 30, 2014, the carrying value of the Company’s investment was $23.9 million. For the three and nine months ended September 30, 2014, the Company recognized $0.1 million of equity in earnings and $0.2 million of equity in losses, respectively. Contributing to the loss for the nine months ended September 30, 2014, was $0.6 million related to transaction costs and depreciation expense.
In September 2014, the Company’s $5.0 million subordinate interest investment was exchanged for an approximate 11.4% interest in a joint venture with affiliates of Formation Capital, LLC and Safanad Management Limited. The joint venture owns a $145.0 million portfolio, subject to certain earn-out provisions, of 14 skilled nursing facilities comprised of 1,658 beds and located in Virginia, Maryland and Pennsylvania. As of September 30, 2014, the carrying value of the Company’s investment was $5.5 million. For the three and nine months ended September 30, 2014, the Company recognized $0.1 million of equity in earnings.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Real Estate Debt Investments
The following table presents debt investments as of September 30, 2014:

					Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value	Allocation by Investment Type(2)	Spread over LIBOR(3)	Total Unleveraged Current Yield
First mortgage loans(1)	2	$25,887,000	$25,887,000	17.7%	8.1%	8.3%	100.0%
Mezzanine loans	2	120,000,000	120,515,978	82.3%	10.2%	10.4%	100.0%
Total/Weighted Average	4	$145,887,000	$146,402,978	100.0%	9.8%	10.0%	100.0%
__________________________________________________________

(1)	As of September 30, 2014, all of the Company’s first mortgage loans were subject to a London Interbank Offered Rate (“LIBOR”) floor with the weighted average of 0.6%.

(2)	Based on principal amount.

(3)	Includes a fixed minimum LIBOR rate (“LIBOR floor”), as applicable.
Year to date through September 30, 2014, the Company invested in three loans with a principal amount of $134.6 million.
The following table presents debt investment as of December 31, 2013:

				Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value	Spread Over LIBOR (1)	Total Unleveraged Current Yield
First mortgage loan	1	$11,250,000	$11,250,000	8.0%	8.1%	100.0%
__________________________________________________________

(1)	As of December 31, 2013, the Company’s first mortgage loan was subject to a LIBOR floor of 1.0%.
The following table presents maturities of debt investments based on principal amount as of September 30, 2014:

	Initial Maturity	Maturity Including Extensions (1)
October 1 to December 31, 2014	$—	$—
Years Ending December 31:
2015	—	—
2016	131,250,000	—
2017	14,637,000	—
2018	—	11,250,000
Thereafter	—	134,637,000
Total	$145,887,000	$145,887,000
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of September 30, 2014, the weighted average maturity, including extensions, of debt investments was 4.7 years.
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
As of September 30, 2014, all debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the nine months ended September 30, 2014, three debt investments each contributed more than 10% of interest income.

6.	Borrowings
The following table presents borrowings as of September 30, 2014 and December 31, 2013:

					September 30, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity		Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage notes payable
Clinton, CT	Non-recourse	Jun-18		LIBOR + 2.75%	$7,639,804	$7,639,804	$7,782,328	$7,782,328
Milford, OH	Non-recourse	Dec-18	(2)	LIBOR + 3.35%	10,500,000	10,500,000	10,500,000	10,500,000
Denver, CO	Non-recourse	Feb-21		LIBOR + 2.92%	21,500,000	21,500,000	—	—
Frisco, TX	Non-recourse	Mar-21		LIBOR + 3.04%	20,000,000	20,000,000	—	—
Subtotal mortgage notes payable					$59,639,804	$59,639,804	$18,282,328	$18,282,328

Credit facilities
Term Loan Facility (3)	Recourse	Nov-17	(4)	Various (5)	—	—	—	—

Grand Total					$59,639,804	$59,639,804	$18,282,328	$18,282,328
_____________________________________________________

(1)	Represents one-month LIBOR for Clinton, CT, Denver, CO and Frisco, TX and three-month LIBOR for Milford, OH.

(2)
The initial maturity of Milford, OH is December 2016, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(3)	As of September 30, 2014, the Company had no borrowings outstanding under the Term Loan Facility.

(4)
The initial maturity of Term Loan Facility is November 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(5)	The interest rate depends on the cumulative leverage of the Company and advance rate depend upon asset type and characteristics.

The following table presents scheduled principal on borrowings based on fully extended maturity as of September 30, 2014:

October 1 to December 31, 2014	$48,465
Years Ending December 31:
2015	198,770
2016	438,413
2017	1,805,285
2018	18,359,987
Thereafter	38,788,884
Total	$59,639,804

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Term Loan Facility
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
As of September 30, 2014, the Company was in compliance with all of its financial covenants.

7.	Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into the Sponsor, on June 30, 2014, the Company entered into a new advisory agreement with the Advisor, an affiliate of the Sponsor, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with the Prior Advisor. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to the Prior Advisor.
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
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, the Company pays the Dealer Manager, selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which are reallowed to participating broker-dealers. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Primary Offering, a portion of which is reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three and nine months ended September 30, 2014 and 2013 and the amount due to related party as of September 30, 2014 and December 31, 2013:

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Fees to Advisor
Asset management	Asset management and other fees-related party	$870,421	$13,006	$1,723,972	$17,825	$342,547	$37,532
Acquisition (1)	Real estate debt investments, net / Asset management and other fees-related party	3,292,938	87,500	7,813,699	112,500	3,292,938	564,405
Disposition (1)	Real estate debt investments, net	—	—	—	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	998,372	18,661	2,045,439	24,675	998,372	164,080
Organization	General and administrative expenses	15,569	12,313	278,853	14,291	15,569	18,768
Offering	Cost of capital (2)	980,830	233,940	3,909,058	271,518	929,055	356,594
Selling commissions / Dealer manager fees	Cost of capital (2)	20,155,417	1,621,388	43,055,708	1,679,540	—	—
Total						$5,578,481	$1,141,379
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
NorthStar Realty Purchase of Common Stock
On April 10, 2014, the board of directors of the Company extended the term of the distribution support agreement (the “Distribution Support Agreement”) until August 7, 2015. Pursuant to the Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of September 30, 2014, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 303,248 shares of the Company’s common stock for $2.7 million under such commitment. For the three and nine months ended September 30, 2014, NorthStar Realty purchased 60,141 and 69,857 shares of the Company’s common stock for $0.5 million and $0.6 million under such commitment, respectively.
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
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of September 30, 2014 the Company’s independent directors were granted a total of 30,000

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

shares of restricted common stock issued at $9.00 per share. The Company awarded 5,000 shares of restricted common stock on February 11, 2013 and 2,500 shares of restricted common stock on November 7, 2013 and June 13, 2014, respectively, to each of the Company’s three independent directors. The shares were issued at $9.00 per share and will generally vest over four years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $16,847 and $42,984 for the three and nine months ended September 30, 2014, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

9.	Stockholders’ Equity
Common Stock from Primary Offering
For the nine months ended September 30, 2014, the Company issued 43.7 million shares of common stock generating gross proceeds of $436.3 million. For the year ended December 31, 2013, the Company issued 10.9 million shares of common stock generating gross proceeds of $108.7 million. From inception through September 30, 2014, the Company issued 54.6 million shares of common stock, generating gross proceeds of $545.0 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The initial purchase price per share pursuant to the DRP is $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. Pursuant to amended FINRA Rule 2310 which was recently approved by the SEC and is expected to be effective in 2016, the Company expects to establish an estimated value per share the later of (i) within 150 days following the second anniversary of breaking escrow in February 2013 and (ii) the effective date of the new Rule, but in no event later than 18 months after the completion of its Offering stage. The Offering stage will be considered complete when the Company is no longer publicly offering equity securities, whether through the Offering or follow-on public offering. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The Company will disclose the per share estimated value in a report under the Exchange Act of 1934, as amended, and in each annual report thereafter. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the nine months ended September 30, 2014, the Company issued 0.7 million shares totaling $6.8 million of gross offering proceeds pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.00184932 per share, which is equivalent to an annual distribution rate of 6.75%. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents distributions declared for the nine months ended September 30, 2014:

	Distributions (1)
Period	Cash	DRP	Total
January	$315,522	$376,395	$691,917
February	356,437	418,992	775,429
March	497,536	597,200	1,094,736
April	577,223	696,848	1,274,071
May	697,220	848,328	1,545,548
June	795,746	958,449	1,754,195
July	965,302	1,182,467	2,147,769
August	1,133,826	1,422,165	2,555,991
September	1,260,649	1,596,485	2,857,134
Total	$6,599,461	$8,097,329	$14,696,790
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by the board of directors of the Company in its sole discretion and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the year ended December 31, 2013, the Company did not repurchase any shares pursuant to the Share Repurchase Program. For the nine months ended September 30, 2014, the Company repurchased an immaterial amount of shares pursuant to the Share Repurchase Program. As of September 30, 2014, there were no unfulfilled repurchase requests.

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2014 and 2013 was an immaterial amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three and nine months ended September 30, 2014 and 2013 was an immaterial amount.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$145,887,000	$146,402,978	$171,909,590	$11,250,000	$11,250,000	$11,250,000
Financial liabilities: (1)
Mortgage notes payable	$59,639,804	$59,639,804	$55,700,047	$18,282,328	$18,282,328	$18,012,558
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
The Company conducts its business through the following four segments, which are based on how management reviews and manages its business:

•
Real Estate Equity - Focused on equity investments backed by properties in the mid-acuity senior housing sector, which the Company defines as ALF, MCF, SNF and ILF that have an emphasis on private pay patients and may also include MOB, hospitals and rehabilitation facilities. Certain healthcare properties operate under the RIDEA structure generating resident income from short-term residential agreements and incur customary related operating expenses.

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

•	Corporate - The corporate segment includes corporate level asset management and other fees to related party and general and administrative expenses.
The Company primarily generates revenue from rental and resident fee income from real estate equity and interest income on the real estate debt investments. The Company’s income is also derived through the difference between net revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage. The following tables present segment reporting for the three and nine months ended September 30, 2014 and 2013:

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three months ended September 30, 2014	Real Estate Equity	Real Estate Debt	Corporate (1)	Total
Rental and resident fee income	$5,743,415	$—	$—	$5,743,415
Interest income	—	2,619,472	—	2,619,472
Property operating expenses	2,988,366	—	—	2,988,366
Asset management and other fees-related party	—	—	3,719,191	3,719,191
Other expenses	3,232,522	—	1,320,048	4,552,570
Income (loss) from operations	(477,473)	2,619,472	(5,039,239)	(2,897,240)
Equity in earnings (losses) of unconsolidated ventures	203,558	—	—	203,558
Net income (loss)	$(273,915)	$2,619,472	$(5,039,239)	$(2,693,682)

Three months ended September 30, 2013	Real Estate Debt	Corporate (1)	Total
Interest income	$105,556	$—	$105,556
Asset management and other fees-related party	—	13,006	13,006
Other expenses	—	40,025	40,025
Net income (loss)	$105,556	$(53,031)	$52,525

Nine months ended September 30, 2014	Real Estate Equity	Real Estate Debt	Corporate (1)	Total
Rental and resident fee income	$14,740,597	$—	$—	$14,740,597
Interest income	—	3,830,790	—	3,830,790
Property operating expenses	7,946,154	—	—	7,946,154
Asset management and other fees-related party	—	—	6,470,600	6,470,600
Other expenses	6,905,515	—	3,832,944	10,738,459
Income (loss) from operations	(111,072)	3,830,790	(10,303,544)	(6,583,826)
Equity in earnings (losses) of unconsolidated ventures	(93,122)	—	—	(93,122)
Net income (loss)	$(204,194)	$3,830,790	$(10,303,544)	$(6,676,948)

Nine months ended September 30, 2013	Real Estate Debt	Corporate (1)	Total
Interest income	$144,556	$—	$144,556
Asset management and other fees-related party	—	17,825	17,825
Other expenses	—	61,248	61,248
Net income (loss)	$144,556	$(79,073)	$65,483
_________________________________________________

(1)	Includes unallocated asset management fee - related party and general and administrative expenses, if any.
The following table presents total assets by segment as of September 30, 2014 and December 31, 2013:

Total Assets	Real Estate Equity	Real Estate Debt	Corporate	Total
September 30, 2014	$299,175,215	$147,938,703	$95,127,628	$542,241,546
December 31, 2013	$57,521,280	$11,406,597	$46,911,253	$115,839,130

13.	Subsequent Events
Common Stock from Primary Offering
From October 1, 2014 through November 11, 2014, the Company issued 11.1 million shares of common stock pursuant to its Primary Offering generating gross proceeds of $110.3 million. From inception through November 11, 2014, the Company issued 65.7 million shares of common stock pursuant to its Offering generating gross proceeds of $655.3 million.
Distribution Reinvestment Plan
From October 1, 2014 through November 11, 2014, the Company issued 366,408 shares of common stock pursuant to the DRP raising proceeds of $3.5 million. As of November 11, 2014, 9.4 million shares were available to be issued pursuant to the DRP.
Distributions
On November 5, 2014, the board of directors of the Company approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended March 31, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2014 through November 11, 2014, the Company repurchased 1,514 shares for a total of $14,021 or a weighted average price of $9.26 per share under the Share Repurchase Program.
Follow-on Offering
On October 2, 2014, the Company filed a registration statement on Form S-11 (File No. 333-199125) with the SEC to register a follow-on public offering of up to $700.0 million in shares of the Company’s common stock, consisting of up to $500.0 million in shares in a follow-on primary offering and up to $200.0 million in shares pursuant to a follow-on distribution reinvestment plan. The registration statement for the follow-on offering has not yet been declared effective by the SEC.
New Investments
Griffin-American Portfolio Joint Venture
On October 22, 2014, the Company entered into a purchase and sale agreement with NorthStar Realty pursuant to which the Company agreed to acquire an equity interest in Griffin-American Healthcare REIT II, Inc.’s (“Griffin-American”) healthcare real estate portfolio following completion of the merger of Griffin-American with and into a subsidiary of NorthStar Realty. The Company will acquire the interest for $100 million in cash, including its pro rata share of associated transaction costs, through a joint venture with NorthStar Realty which will be purchased at NorthStar Realty’s cost basis and is expected to represent an approximate 8.3% interest in the portfolio.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Extendicare Investment
On November 7, 2014, the Company agreed to invest up to $315.0 million through a combination of equity, mezzanine and senior debt financing in connection with the proposed acquisition of the U.S.-based operations of Extendicare International Inc. including an $870.0 million portfolio of 158 healthcare facilities by an investment group comprised of the Company, Formation Capital, LLC and Safanad Management Limited. The portfolio consists of 152 SNFs and six ALFs located across 12 states, with the largest concentrations in Indiana, Kentucky, Ohio, Michigan and Wisconsin. The portfolio is currently subject to approximately $630.0 million of in-place financing, which is expected to be assumed in connection with the acquisition. Refer to Part II, Item 5. “Other” for further discussion. There can be no assurance that the Company will complete the transaction described above on the terms contemplated or at all.

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
Introduction
We were formed primarily to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, with a focus on the mid-acuity senior housing sector, which we define as assisted living, or ALF, memory care, or MCF, skilled nursing, or SNF, and independent living facilities, or ILF, that may have an emphasis on private pay patients. We may also acquire and originate equity and debt investments in facilities that may rely on public pay patients and other healthcare property types, including medical office buildings, or MOB, hospitals and rehabilitation facilities. In addition, we may acquire healthcare-related securities. We were formed in October 2010 as a Maryland corporation. We elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc., our Sponsor, with its common stock listed on the New York Stock Exchange, or NYSE, under the ticker symbol “NSAM.” Our Sponsor and its affiliates were organized to provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor may manage in the future, or collectively our NSAM Managed Companies, both in the United States and internationally. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSHC Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary investment types are as follows:

•
Real Estate Equity - Our equity investments may include equity investments backed by properties in the mid-acuity senior housing sector, which we define as ALF, MCF, SNF and ILF that have an emphasis on private pay patients and may also include MOB, hospitals and rehabilitation facilities. Certain healthcare properties operate under the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, structure generating resident income from short-term residential agreements and incur customary related operating expenses.

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
We are offering up to 100,000,000 shares pursuant to our primary offering, or our Primary Offering, and up to 10,526,315 shares pursuant to our distribution reinvestment plan, or our DRP, which are herein collectively referred to as our Offering. We reserve the right to reallocate our shares of common stock being offered between our Primary Offering and our DRP. We retained NorthStar Realty Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of our Sponsor upon completion of the spin-off, to serve as the dealer manager for our Primary Offering. Our Dealer Manager is responsible for marketing the shares being offered pursuant to our Primary Offering. In April 2014, our board of directors determined to extend our Offering for one year to August 7, 2015. Our Offering is expected to terminate on the earlier of August 7, 2015 or the date on which the maximum offering was sold.
On October 2, 2014, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or the SEC to register a follow-on public offering of up to $700.0 million in shares of our common stock, consisting of up to $500.0 million in shares in a follow-on primary offering and up to $200.0 million in shares pursuant to a follow-on distribution reinvestment plan. The registration statement for the follow-on offering has not yet been declared effective by the SEC.
On February 11, 2013, we commenced operations by satisfying the minimum offering requirement in our Primary Offering as a result of NorthStar Realty purchasing an additional 222,223 shares of common stock for $2.0 million. From inception through November 11, 2014, we raised total gross proceeds of $666.1 million.
Our Investments
The following table presents our investments as of September 30, 2014, adjusted for our agreement entered in October 2014 to purchase other investments (refer to Recent Developments):

Investment Type:	Principal Amount/ Cost (1)	% of Total
Real estate equity (2)
ALF (3)	$327,766,887	39.0%
MOB (3)	164,000,000	19.5%
SNF (3)	101,077,831	12.0%
ILF	58,446,448	7.0%
Hospital (3)	22,000,000	2.6%
MCF	20,997,652	2.5%
Total real estate equity	694,288,818	82.6%

Real estate debt
First mortgage loans	25,887,000	3.1%
Mezzanine loans	120,000,000	14.3%
Total real estate debt	145,887,000	17.4%
Total investments	$840,175,818	100.0%
____________________________________

(1)
Based on cost for real estate equity investments, which includes net purchase price allocation related to net intangibles, deferred costs and other assets, if any, and principal amount for real estate debt.

(2)	Classification based on predominant services but may include other services.

(3)	Includes cost attributable to investments held through joint ventures.
For financial information regarding our reportable segments, refer to Note 12. “Segment Reporting” in our accompanying consolidated financial statements included in Item 1. “Financial Statements.”
Real Estate Equity
Overview
Our real estate equity investment strategy is focused on acquiring healthcare properties or interests in healthcare properties, with a focus on the mid-acuity senior housing sector, which we define as ALF, MCF, SNF and ILF, that have an emphasis on private pay patients. We may also acquire facilities that rely on public pay patients and other healthcare property types, including MOB, hospitals and rehabilitation facilities. Our equity investments are generally in the form of lease or management transactions where we purchase a property and enter into a long-term lease or management agreement with an operator responsible for contractual payments to us. In certain instances, we will enter into a RIDEA structure where we participate directly in the operational cash flow of a property. Our real estate equity investments that operate under the RIDEA structure generate resident level income from short-term residential agreements and incur customary related operating expenses. The investments typically have the potential to appreciate in value and therefore help overcome our upfront fees and expenses.
Our Portfolio
As of November 11, 2014, $694.3 million, or 82.6% of our assets, were invested in healthcare real estate equity. The properties were 100.0% leased to four operators, with a 11-year weighted average remaining lease term, excluding our healthcare investments held through joint ventures.

The following presents our real estate equity diversity across property type and geographic location based on cost (including our proportionate interest in gross assets for our investments in joint ventures):

Real Estate Equity by Property Type (1)	Real Estate Equity by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.
The following table presents a summary of our real estate equity investments as of November 11, 2014:

Property Type (1)	Cost (2)	% of Total
ALF (3)	$327,766,887	47.2%
MOB (3)	164,000,000	23.6%
SNF (3)	101,077,831	14.6%
ILF	58,446,448	8.4%
Hospital (3)	22,000,000	3.2%
MCF	20,997,652	3.0%
Total	$694,288,818	100.0%
____________________________________

(1)	Classification based on predominant services provided, but may include other services. ALF and SNF include cost attributable to portfolios held through joint ventures.

(2)	Based on cost which includes net purchase price allocation related to net intangibles, deferred costs and other assets, if any.

(3)	Includes cost attributable to investments held through joint ventures.

As of November 11, 2014, $425.3 million, or 50.6% of our assets, were invested in three portfolios held through joint ventures, with an ownership interest of 5.6%, 11.4% and 8.3%, respectively. Portfolios held through joint ventures are comprised of over 20,000 units/beds across 129 senior housing facilities and 101 SNFs and MCFs, located across the U.S. and the U.K. The portfolio also includes 145 MOBs and 14 hospitals.
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
Our Portfolio
As of November 11, 2014, $145.9 million, or 17.4% of our assets, were invested in real estate debt secured by healthcare facilities. As of November 11, 2014, our real estate debt investments consisted of four loans with an average investment size of $36.5 million. The weighted average extended maturity of our real estate debt portfolio is 4.7 years.

The following table presents a summary of our debt investments as of November 11, 2014:

					Weighted Average		Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount	Carrying Value	Allocation by Investment Type (1)	Spread over LIBOR (2)	Total Unleveraged Current Yield
First mortgage loans	2	$25,887,000	$25,887,000	17.7%	8.1%	8.3%	100.0%
Mezzanine loans	2	120,000,000	120,515,978	82.3%	10.2%	10.4%	100.0%
Total/Weighted average	4	$145,887,000	$146,402,978	100.0%	9.8%	10.0%	100.0%
___________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable.
The following presents our real estate debt diversity across property type and geographic location based on principal amount:

Real Estate Debt by Property Type (1)	Real Estate Debt by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services: ALF, MCF, SNF, and ILF.
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
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see “Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.
Outlook and Recent Trends
The Great Recession, which officially lasted from December 2007 to June 2009, began with the bursting of an 8 trillion dollar housing bubble and had a dramatic negative impact globally on properly functioning capital markets and liquidity across all asset classes. It was not until the beginning of 2012 that liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors and both Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. In late 2012, in order to stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets, which has facilitated keeping interest rates low. A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $45 billion and $80 billion of non-agency CMBS was issued in 2012 and 2013, respectively, with industry experts currently predicting approximately $90 billion of non-agency CMBS issuance in 2014. The 2014 pace is higher than initially expected with $27 billion issued in the third quarter 2014, representing the highest issuance since the fourth quarter 2007.
Since mid-2013, there has been a focus on the pace at which the U.S. Federal Reserve and other sovereign national banks will taper their respective stimulus efforts. The U.S. economy is on a relatively healthy growth path. However, there are concerns that slowdowns of major global economies could spill over into the United States. Slowing overseas growth and a move by the U.S Federal Reserve to raise interest rates could result in increased market volatility.
Valuations in the commercial real estate markets are approaching, and in some cases exceeding, 2007 levels. However, global economic and political headwinds remain that, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt will mature through 2017. While there is an increased supply of liquidity in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As the capital markets began opening up in 2012, NorthStar Realty began to again access the capital markets as evidenced by two securitization transactions it structured, securitizing $882 million of assets, one on behalf of NorthStar Real Estate Income Trust, Inc., another non-traded REIT managed by an affiliate of our Advisor, with permanent, non-recourse, non-mark-to-market financing. The stimulus in the United States helped to increase demand for new CMBS, as described above, even though current new issue volume is still below historic levels, which has contributed to relatively balanced real estate fundamentals.
Virtually all commercial real estate property types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. Our commercial real estate equity, debt and securities investments, if any, could be negatively impacted by weak real estate markets and economic conditions. While the U.S. economy is stronger today, a return to weak economic conditions in the future could reduce an operator’s or tenant’s ability to make payments in accordance with the contractual terms of the lease and for companies to lease or occupy new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow could be negatively affected.
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded REIT industry has experienced rapid growth with approximately $20 billion of total capital raised in 2013, which is more than double compared to the year ended 2012. The recent trend in liquidity events and resulting recapture contributed to the significant market growth in 2013 and high volume of anticipated capital raised in 2014, including over $12 billion year to date through September 30, 2014. We anticipate capital flows to remain robust in 2015 given the recent momentum in the market. Due to these market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities in the healthcare real estate sector that have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline, there is no assurance that will be the case.
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
Our Strategy
Our primary business objectives are to acquire and originate a diversified portfolio of healthcare-related equity and debt investments, with a focus on the mid-acuity senior housing sector that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. We may also invest in MOB, hospitals and rehabilitation facilities. Some of our debt investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and as a result we generally require the borrower to fund interest or other reserves, whether through proceeds from our loan or otherwise, to support debt service payments and capital expenditures. We will also require the borrower or owner, and possibly a guarantor, to refill these reserves should they become deficient during the applicable period for any reason. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We believe that our Advisor and its affiliates have a platform that derives a competitive advantage from the combination of deep industry relationships, market leading real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of originating and acquiring healthcare real estate-related investments.
The following table presents our investment activity in 2014 and from inception through November 11, 2014:

	Nine Months Ended	Inception through
	September 30, 2014	November 11, 2014
Investment Type:	Principal Amount/Cost (1) (2)	Principal Amount/Cost (1) (2)
Real estate equity	$637,902,210	$694,288,818
Real estate debt	134,637,000	145,887,000
Total	$772,539,210	$840,175,818
____________________________________

(1)
Represents principal amount for real estate equity, which includes net purchase price allocation related to net intangibles, deferred costs and other acquired assets, if any, and cost for real estate debt investments.

(2)	Includes cost attributable to healthcare portfolios held through joint ventures.
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
In November 2013, we entered into a credit facility agreement with initial capacity of $25.0 million and up to $100.0 million of potential capacity to finance real estate investments and first mortgage loans secured by healthcare real estate. In February 2014, we increased the initial capacity of $100.0 million with up to $200.0 million of potential capacity. As of September 30, 2014, we had no borrowings outstanding under the credit facility.
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
Portfolio Management
Our Advisor and its affiliates maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. The portfolio management team uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For real estate equity and debt investments, frequent re-underwriting and dialogue with borrowers/operators/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. In addition, our Advisor considers the impact of regulatory changes on operator performance and property values. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
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
As of September 30, 2014, all of our investments were performing in accordance with the contractual terms of their governing documents, in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of September 30, 2014, we have not identified any VIEs related to our investments or financing.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2014, we did not have any impaired real estate debt investments.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2014 to September 30, 2013:

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Resident fee income	$3,861,830	$—	$3,861,830	100.0%
Rental income	1,881,585	—	1,881,585	100.0%
Interest income	2,579,198	105,556	2,473,642	2,343.4%
Total revenues	8,322,613	105,556	8,217,057	7,784.5%

Expenses
Property operating expense	2,988,366	—	2,988,366	100.0%
Interest expense	775,846	—	775,846	100.0%
Transaction costs	1,641,391	—	1,641,391	100.0%
Asset management and other fees - related party	3,719,191	13,006	3,706,185	28,496.0%
General and administrative expenses	1,042,695	40,025	1,002,670	2,505.1%
Depreciation and amortization	1,052,364	—	1,052,364	100.0%
Total expenses	11,219,853	53,031	11,166,822	21,057.2%
Income (loss) from operations	(2,897,240)	52,525	(2,949,765)	(5,615.9)%
Equity in earnings (losses) of unconsolidated ventures	203,558	—	203,558	100.0%
Net income (loss)	$(2,693,682)	$52,525	$(2,746,207)	(5,228.4)%
On February 11, 2013, we commenced operations and subsequently made investments in real estate equity and debt.
Revenues
Resident Fee Income
Resident fee income of $3.9 million was attributable to acquisitions in our real estate equity segment in the fourth quarter 2013 and in 2014.
Rental Income
Rental income of $1.9 million was attributable to acquisitions in our real estate equity segment in the fourth quarter 2013 and in 2014.
Interest Income
Interest income increase of $2.5 million was attributable to new investments in our real estate debt segment.
Expenses
Property Operating Expenses
Property operating expenses of $3.0 million were attributable to new investments in our real estate equity segment.
Interest Expense
Interest expense of $0.8 million was primarily attributable to mortgage notes payable associated with new investments in our real estate equity segment.
Transaction Costs
Transaction costs of $1.6 million primarily represented expenses such as professional fees associated with new real estate equity investments. We did not incur any transaction costs for the three months ended September 30, 2013.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $3.7 million was primarily due to increased capital raising and investment activity in our corporate segment.

General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $1.0 million was primarily attributable to increased operating costs.
Depreciation and Amortization
Depreciation and amortization expense of $1.1 million was primarily related to acquisitions in our real estate equity segment in the fourth quarter 2013 and in 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings of unconsolidated ventures of $0.2 million was related to our investments in healthcare joint ventures in our real estate equity segment.
Comparison of the Nine Months Ended September 30, 2014 to September 30, 2013:

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Resident fee income	$10,591,446	$—	$10,591,446	100.0%
Rental income	4,149,151	—	4,149,151	100.0%
Interest income	3,846,510	144,556	3,701,954	2,560.9%
Total revenues	18,587,107	144,556	18,442,551	12,758.1%

Expenses
Property operating expense	7,946,154	—	7,946,154	100.0%
Interest expense	2,186,067	—	2,186,067	100.0%
Transaction costs	3,354,150	—	3,354,150	100.0%
Asset management and other fees - related party	6,470,600	17,825	6,452,775	36,200.7%
General and administrative expenses	2,569,908	61,248	2,508,660	4,095.9%
Depreciation and amortization	2,644,054	—	2,644,054	100.0%
Total expenses	25,170,933	79,073	25,091,860	31,732.5%
Income (loss) from operations	(6,583,826)	65,483	(6,649,309)	(10,154.3)%
Equity in earnings (losses) of unconsolidated ventures	(93,122)	—	(93,122)	(100.0)%
Net income (loss)	$(6,676,948)	$65,483	$(6,742,431)	(10,296.5)%
On February 11, 2013, we commenced operations and subsequently made investments in real estate equity and debt.
Revenues
Resident Fee Income
Resident fee income of $10.6 million was attributable to acquisitions in our real estate equity segment in the fourth quarter 2013 and in 2014.
Rental Income
Rental income of $4.1 million was attributable to acquisitions in our real estate equity segment in the fourth quarter 2013 and in 2014.
Interest Income
Interest income increase of $3.7 million was attributable to new investments in our real estate debt segment.
Expenses
Property Operating Expenses
Property operating expenses of $7.9 million were attributable to new investments in our real estate equity segment.

Interest Expense
Interest expense of $2.2 million was primarily attributable to mortgage notes payable associated with new investments in our real estate equity segment.
Transaction Costs
Transaction costs primarily represented expenses such as professional fees associated with new real estate equity investments. Transaction costs of $3.4 million were related to acquisitions in real estate equity segment in 2014. We did not incur any transaction costs for the nine months ended September 30, 2013.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $6.5 million was primarily due to increased capital raising and investment activity.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $2.5 million was primarily attributable to increased operating costs.
Depreciation and Amortization
Depreciation and amortization expense of $2.6 million was primarily related to acquisitions in our real estate equity segment in the fourth quarter 2013 and in 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures of $0.1 million was related to our investments in healthcare joint ventures. Contributing to such loss was $0.6 million related to transaction costs and depreciation expense.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Our capital sources may include net proceeds from our Offering, cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, other term borrowings and securitization financing transactions.
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to primarily acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. In April 2014, our board of directors determined to extend our Offering for one year to August 7, 2015. As of November 11, 2014, we had $174.9 million in cash.
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
Once we have fully invested the proceeds of our Offering, we expect that our financing will not exceed 50.0% of the cost of our investments, although it may exceed this level during our organization and offering stage. Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75.0% of the cost of our investments, including cash. As of September 30, 2014, our leverage as a percentage of our cost of investments was 13.7%.
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
Follow-on Offering
On October 2, 2014, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or the SEC to register a follow-on public offering of up to $700.0 million in shares of our common stock, consisting of up to $500.0 million in shares in a follow-on primary offering and up to $200.0 million in shares pursuant to a follow-on distribution reinvestment plan. The registration statement for the follow-on offering has not yet been declared effective by the SEC.
Term Loan Facility
We currently have one credit facility, or our Term Loan Facility, with initial capacity of up to $100.0 million and potential capacity of up to $200.0 million. Our Term Loan Facility allows us to finance real estate investments and first mortgage loans secured by healthcare real estate. The interest rate and advance rate depend on asset type and characteristic. The initial maturity date of our Term Loan Facility is November 2016, with a one-year extension available at our option, subject to the satisfaction of certain customary conditions. Our Term Loan Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facility. As of September 30, 2014, we had no borrowings outstanding under our Term Loan Facility.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
Cash flow provided by (used in):	2014	2013
Operating activities	$(1,620,332)	$43,800
Investing activities	(374,715,652)	(11,250,000)
Financing activities	422,433,339	16,599,448
Net increase (decrease) in cash	$46,097,355	$5,393,248
Nine Months Ended September 30, 2014 Compared to September 30, 2013
Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $43,800 for the nine months ended September 30, 2013. The decrease in net cash flows from operating activities primarily related to an increase in fees paid to our Advisor for the acquisition and management of our investments, an increase in general and administrative expenses due to an increase in operational activity and an increase in interest expense due to additional borrowings on mortgage notes, partially offset by an increase in income generated from our real estate equity and debt investments.
Net cash used in investing activities was $374.7 million for the nine months ended September 30, 2014 compared to $11.3 million for the nine months ended September 30, 2013. The increase in net cash flows used in investing activities primarily related to an increase in our new real estate equity and debt investments.
Net cash provided by financing activities was $422.4 million for the nine months ended September 30, 2014 compared to $16.6 million for the nine months ended September 30, 2013. The increase in net cash provided by financing activities primarily related to an increase in net proceeds from the issuance of common stock through our Offering and our borrowings from mortgage notes, partially offset by distributions paid on our common stock.
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
Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into our Sponsor, on June 30, 2014, we entered into a new advisory agreement with our Advisor, an affiliate of our Sponsor, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with our Prior Advisor. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to our Prior Advisor.
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
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to the dealer manager agreement, we pay our Dealer Manager, selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which is reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three and nine months ended September 30, 2014 and 2013 and the amount due to related party as of September 30, 2014 and December 31, 2013:

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Fees to Advisor
Asset management	Asset management and other fees-related party	$870,421	$13,006	$1,723,972	$17,825	$342,547	$37,532
Acquisition (1)	Real estate debt investments, net / Asset management and other fees-related party	3,292,938	87,500	7,813,699	112,500	3,292,938	564,405
Disposition (1)	Real estate debt investments, net	—	—	—	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	998,372	18,661	2,045,439	24,675	998,372	164,080
Organization	General and administrative expenses	15,569	12,313	278,853	14,291	15,569	18,768
Offering	Cost of capital (2)	980,830	233,940	3,909,058	271,518	929,055	356,594
Selling commissions / Dealer manager fees	Cost of capital (2)	20,155,417	1,621,388	43,055,708	1,679,540	—	—
Total						$5,578,481	$1,141,379
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
NorthStar Realty Purchase of Common Stock
On April 10, 2014, our board of directors extended the term of our distribution support agreement, or our Distribution Support Agreement, until August 7, 2015. Pursuant to our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of September 30, 2014, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 303,248 shares of our common stock for $2.7 million under such commitment. For the three and nine months ended September 30, 2014, NorthStar Realty purchased 60,141 and 69,857 shares of our common stock for $0.5 million and $0.6 million under such commitment, respectively.
Investment in Healthcare Joint Venture
In May 2014, we, through a general partnership with NorthStar Realty, entered into the healthcare joint venture to acquire an interest in a $1.1 billion healthcare real estate portfolio and contributed $23.4 million of cash for our interest in the investment. The purchase was approved by our board of directors, including all of its independent directors.
Recent Developments
Common Stock from Primary Offering
From October 1, 2014 through November 11, 2014, we issued 11.1 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $110.3 million. From inception through November 11, 2014, we issued 65.7 million shares of common stock pursuant to our Primary Offering generating gross proceeds of $655.3 million.
Distribution Reinvestment Plan
From October 1, 2014 through November 11, 2014, we issued 366,408 shares of common stock pursuant to our DRP raising proceeds of $3.5 million. As of November 11, 2014, 9.4 million shares were available to be issued pursuant to our DRP.
Distributions
On November 5, 2014, our board of directors approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended March 31, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2014 through November 11, 2014, we repurchased 1,514 shares for a total of $14,021 or a weighted average price of $9.26 per share under a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances, or our Share Repurchase Program.
Follow-on Offering
On October 2, 2014, we filed a registration statement on Form S-11 (File No. 333-199125) with the SEC to register a follow-on public offering of up to $700.0 million in shares of our common stock, consisting of up to $500.0 million in shares in a follow-on primary offering and up to $200.0 million in shares pursuant to a follow-on distribution reinvestment plan. The registration statement for the follow-on offering has not yet been declared effective by the SEC.
New Investments
Griffin-American Portfolio Joint Venture
On October 22, 2014, we entered into a purchase and sale agreement with NorthStar Realty pursuant to which we agreed to acquire an equity interest in Griffin-American Healthcare REIT II, Inc.’s, or Griffin-American, healthcare real estate portfolio following completion of the merger of Griffin-American with and into a subsidiary of NorthStar Realty. We will acquire the interest for $100 million in cash, including its pro rata share of associated transaction costs, through a joint venture with NorthStar Realty which will be purchased at NorthStar Realty’s cost basis and is expected to represent an approximate 8.3% interest in the portfolio.
Extendicare Portfolio Joint Venture
On November 7, 2014, we agreed to invest up to $315.0 million through a combination of equity, mezzanine and senior debt financing in connection with the proposed acquisition of the U.S.-based operations of Extendicare International Inc. including an $870.0 million portfolio of 158 healthcare facilities by an investment group comprised of the Company, Formation Capital, LLC and Safanad Management Limited. The portfolio consists of 152 SNFs and six ALFs located across 12 states, with the largest concentrations in Indiana, Kentucky, Ohio, Michigan and Wisconsin. The portfolio is currently subject to approximately $630.0 million of in-place financing, which is expected to be assumed in connection with the acquisition. Refer to Part II, Item 5. “Other” for further discussion. There can be no assurance that the Company will complete the transaction described above on the terms contemplated or at all.

Officer Appointment
On November 5, 2014, our board of directors appointed Ronald J. Jeanneault as our Chief Executive Officer and President. Prior to this appointment, Mr. Jeanneault served as our Executive Vice President and Head of Asset Management since March 2012.  Concurrently with Mr. Jeanneault’s appointment, James F. Flaherty III was elected to serve as Vice Chairman of our board of directors and no longer serves as our Chief Executive Officer and President, effective on November 5, 2014. Mr. Flaherty will continue to provide investment and other services to us as a member of the investment committees of our Advisor in relation to healthcare investments.

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
Due to certain of the unique features of publicly-registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such

REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the SEC, nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders:

	September 30, 2014
	Three Months Ended	Nine Months Ended
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(2,689,640)	$(6,642,428)
Adjustments:
Depreciation and amortization	1,052,364	2,644,054
Depreciation and amortization related to unconsolidated ventures	558,659	798,925
Depreciation and amortization related to non-controlling interests	(15,456)	(45,452)
Funds from operations	$(1,094,073)	$(3,244,901)
Modified funds from operations:
Funds from operations	$(1,094,073)	$(3,244,901)
Adjustments:
Acquisition fees and transaction costs	4,490,161	8,100,778
Straight-line rental (income) loss	(259,183)	(504,163)
Amortization of premiums, discounts and fees on investments and borrowings, net	239,219	656,136
Adjustments related to unconsolidated ventures	(92,773)	347,708
Adjustments related to non-controlling interests	(1,691)	(32,618)
Modified funds from operations	$3,281,660	$5,322,940
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the date of our first investment on April 5, 2013 through September 30, 2014, we paid distributions at an annualized distribution rate of 6.75% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the nine months ended September 30, 2014, the year ended December 31, 2013 and the period from inception through September 30, 2014:

	Nine Months Ended September 30,		Year ended December 31, 2013		Inception through September 30, 2014
Distributions (1)
Cash	$6,599,461		$670,925		$7,270,386
DRP	8,097,329		640,961		8,738,290
Total	$14,696,790		$1,311,886		$16,008,676

Sources of Distributions(1)
Funds from Operations	$(3,244,901)	—%	$(2,428,445)	—%	$(5,673,346)	—%

Offering Proceeds - Distribution Support	$628,713	4.3%	$100,511	7.7%	$729,224	4.6%
Offering Proceeds - Other	14,068,077	95.7%	1,211,375	92.3%	15,279,452	95.4%
Total Offering Proceeds	$14,696,790	100.0%	$1,311,886	100.0%	$16,008,676	100.0%

Cash Flow Provided by (Used in) Operations	$(1,620,332)		$(343,225)		$(1,963,557)
_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
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
Our debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, some of our floating-rate debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments. As of September 30, 2014, most of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase net income by $0.8 million annually.
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
Credit Risk
Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2014, three debt investments each contributed more than 10% of interest income.
We are subject to the credit risk of the lessee of operators of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator’s business as well as an assessment of the strategic importance of the underlying real estate to the operator’s core business operations. Where appropriate, we may seek to augment the operator’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, approximately 1.2% of our operator revenues are derived from government sources, notably Medicare or Medicaid. Previously announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our offering and we may do so in the future. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence we may not generate sufficient cash flow from operations to fund distributions. We began generating cash flows from operations on April 5, 2013, the date of our first investment. For the nine months ended September 30, 2014, we declared distributions of $14.7 million compared to cash used in operations of $1.6 million. All distributions declared during this period and for the period from inception through December 31, 2013, were paid using proceeds from our initial public offering, including the purchase of additional shares by NorthStar Realty, one of our Sponsor’s managed companies.
Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, NorthStar Realty agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share (which includes the $2.0 million of shares purchased by NorthStar Realty to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 303,248 shares of our common stock as of September 30, 2014. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
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
As of September 30, 2014, we sold the following shares of common stock and raised the following gross proceeds in connection with our Offering:

	Shares	Proceeds
Primary Offering	54,597,776	$544,996,870
DRP	751,769	7,141,809
Total	55,349,545	$552,138,679
As of September 30, 2014, we incurred $37.3 million in selling commissions, $16.3 million in dealer manager fees and $5.5 million in other offering costs in connection with the issuance and distribution of our registered securities and $44.0 million of these costs have been reallowed to third parties.
From the commencement of our Offering through September 30, 2014, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $493.1 million. From the commencement of our Offering through September 30, 2014, we used proceeds of $232.5 million to purchase real estate equity investments, $140.0 million to acquire and originate real estate debt investments and $9.2 million to pay our Advisor acquisition fees.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
For the three months ended September 30, 2014, we repurchased shares of our common stock as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 to July 31	—	$—	(1)
August 1 to August 31	342	9.99	(1)
September 1 to September 30	12,498	10.00	(1)
Total	12,840	$10.00
______________________________________________________

(1)
We adopted our Share Repurchase Program effective August 7, 2012, which may enable stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability, if the disability is deemed qualifying by the board of directors in their sole discretion and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. As of September 30, 2014, we had no unfulfilled repurchase requests.

Unregistered Sales of Equity Securities
During the three months ended September 30, 2014, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 5. Other
Extendicare Investment

Overview

On November 7, 2014, we, through our operating partnership, agreed to invest up to $315.0 million through a combination of equity, mezzanine and senior debt financing, or the investment, in connection with the proposed acquisition, or the acquisition, of the U.S.-based operations of Extendicare International Inc., or Extendicare, including an $870.0 million portfolio of 158 healthcare facilities, or the portfolio, by an investment group comprised of us, Formation Capital, LLC, or Formation, and Safanad Management Limited, or Safanad, and, collectively with us and Formation, the investors. The portfolio consists of 152 skilled nursing facilities and six assisted living facilities located across 12 states, with the largest concentrations in Indiana, Kentucky, Ohio, Michigan and Wisconsin. The portfolio is currently subject to approximately $630.0 million of in-place financing, which is expected to be assumed in connection with the acquisition. In connection with the acquisition, the purchaser (as defined below), which will be managed on a day-to-day basis by Formation, intends to transfer the operations of the portfolio to third party operators pursuant to long-term leases. Under the interim investors agreement, as described below, the investors intend that the purchaser will qualify and elect to be taxed as a real estate investment trust for U.S. federal income tax purposes.

Equity Commitment Letter and Limited Guarantee

In connection with the investment, we entered into an equity commitment letter, or the ECL, with FC Domino Acquisition LLC, an affiliate of Formation, or the purchaser, pursuant to which we committed to invest up to $90.0 million of equity to acquire up to a 50% interest in the purchaser. In addition, Formation agreed to assume 20% of our investment obligations under the ECL, subject to the conditions to our obligations under the ECL being satisfied.

The proceeds of our equity investment will be used to fund a portion of the purchaser’s obligations under a stock purchase agreement, or the SPA, pursuant to which the purchaser has agreed to acquire all of the outstanding shares of Extendicare Holdings Inc., or EHI, the subsidiary through which Extendicare conducts its U.S.-based skilled nursing and assisted living operations, for a purchase price of $870.0 million, subject to certain adjustments, plus closing costs and other expenses. The SPA provides that the acquisition be completed prior to June 30, 2015, or the outside date, which under certain circumstances may be extended to September 30, 2015. There can be no assurance that the acquisition is completed prior to the outside date, or at all.

We also entered into a limited guarantee in favor of Extendicare, dated as of November 7, 2014, pursuant to which we agreed to guarantee our share of the purchaser's obligations, or the guaranteed obligations, under the SPA with respect to, among other items, a $30.0 million reverse termination fee; provided that our maximum liability under the limited guarantee is $8.75 million and provided further that we will not be liable for amounts in excess of 50% of any guaranteed obligations.

Interim Investors Agreement

In addition, the purchaser and the investors entered into an interim investors agreement which governs the relationship among the parties thereto with respect to the SPA, the purchaser and related matters until the termination of the SPA or consummation of the acquisition. The interim investors agreement provides that, among other things, the investors will enter into a joint venture agreement with respect to their interests in the purchaser on the terms described in the interim investors agreement, as well as certain indemnification obligations in the event the SPA is terminated. The joint venture agreement will set forth the rights of the investors to consent to certain major decisions, in addition to other customary provisions contained in agreements of this type.

Financing Commitments and Closing Conditions

In connection with the investment and subject to the satisfaction of certain conditions being met by the purchaser, we also agreed to provide the purchaser (i) an aggregate of $150.0 million of senior secured financing to EHI and certain of its subsidiaries, or the backstop financing, and (ii) a mezzanine loan facility in the amount of $75.0 million, or the mezzanine loan amount, and together with the backstop financing, the debt commitments. We will earn combined commitment and funding fees equal to 1.75% of each debt commitment amount funded, if any. In the event that the purchaser obtains third-party financing in place of all or a portion of the backstop financing, we would not be obligated to fund such amounts but would remain entitled to receive a 0.75% commitment fee at the time of the third party funding.

The investment is subject to a variety of closing conditions, including the completion of the acquisition, which is subject to a number of its own conditions pursuant to the SPA, including the purchaser being able to obtain sufficient debt financing to complete the acquisition, the receipt of certain required approvals, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and a number of other customary closing conditions. There can be no assurance that the investment, or any of its equity or debt components, will be completed on the terms contemplated or at all.

The foregoing descriptions of the ECL, the Limited Guarantee and the Interim Investors Agreement do not purport to be complete and are subject to, and qualified in their entirety by, the ECL, the Limited Guarantee and the Interim Investors Agreement that are filed as Exhibits 10.4, 10.5 and 10.6, respectively, to this Quarterly Report on Form 10-Q, which agreements are incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

3.2
Certificate of Correction of the Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

3.3
Fourth Amended and Restated Bylaws of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

10.1
Purchase and Sale Agreement, dated as of July 7, 2014, by and between Five Long Island Properties, LLC and Islandia NT-HCI, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K field on August 15, 2014 and incorporated herein by reference)

10.2
Second Amendment to Credit Agreement and Other Loan Documents, dated as of August 29, 2014 by and among NorthStar Healthcare Income Operating Partnership, LP, NorthStar Healthcare Income, Inc. and KeyBank National Association (filed as Exhibit 10.12 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.3
Purchase and Sale Agreement, dated as of October 22, 2014 by and between NorthStar Realty Finance Corp., and NorthStar Healthcare Income, Inc., including as Exhibit A the Form of Partnership Agreement of Healthcare GA Holdings, General Partnership (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2014 and incorporated herein by reference)

10.4*	Equity Commitment Letter, dated as of November 7, 2014, by NorthStar Healthcare Income Operating Partnership, LP to FC Domino Acquisition, LLC
10.5*	Limited Guaranty, dated as of November 7, 2014, by NorthStar Healthcare Income Operating Partnership, LP, in favor of Extendicare International Inc.
10.6*
Interim Investors Agreement, dated as of November 7, 2014, by and among FC Domino Acquisition, LLC, Safanad Management Limited, NorthStar Healthcare Income Operating Partnership, LP and Formation Capital LLC

31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*
Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 (unaudited) and year ended December 31, 2013; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements (unaudited).

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NorthStar Healthcare Income, Inc.
Date:	November 13, 2014	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer