Form 10-K
period 2014-12-31
NorthStar Healthcare Income, Inc.
filed 2015-03-27
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 111,583,873 shares outstanding as of March 23, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement related to the registrant’s 2015 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to successfully complete our follow-on continuous, public offering, our ability to pay distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the real estate industry, including healthcare real estate;

•	our ability to successfully raise capital in our follow-on continuous, public offering;

•	our ability to deploy capital quickly and successfully and achieve a diversified portfolio consistent with our target asset classes;

•
our dependence on the resources and personnel of our advisor, our sponsor and their affiliates, including our advisor’s ability to source and close on attractive investment opportunities on our behalf;

•	the performance of our advisor, our sponsor and their affiliates;

•	our liquidity and access to capital;

•	our use of leverage;

•
our ability to close on the recent commitments to acquire healthcare real estate investments on the terms contemplated or at all, and any related termination fees incurred to the extent such investments are not closed;

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

•	changes in our business or investment strategy;

•
the impact of economic conditions on the operators/tenants of the real property that we own as well as on borrowers of the debt we originate and acquire and the mortgage loans underlying the healthcare-related commercial mortgage backed securities in which we invest;

•	changes in the value of our portfolio;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of properties or debt investments in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	environmental compliance costs and liabilities;

•	whether we will realize the benefits of the long-term partnership between our sponsor and James F. Flaherty III, our Vice Chairman;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our risk and portfolio management systems;

•	failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

•	legislative and regulatory changes, including changes to laws governing the taxation of REITs;

•	our ability to qualify and maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	the loss of our exemption from registration under the Investment Company Act;

•	availability of opportunities to acquire equity, debt and securities investments in the healthcare real estate sector;

•	general volatility in capital markets;

•	the adequacy of our cash reserves and working capital; and

•
other risks associated with investing in our targeted investments, including changes in our industry, interest rates, the securities markets, the general economy or the capital markets and real estate markets specifically.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 15. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I

Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries, in all cases acting through its external advisor, unless context specifically requires otherwise.
Overview
NorthStar Healthcare Income, Inc. was formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, predominantly in the United States, which we define as assisted living, or ALF, memory care, or MCF, skilled nursing, or SNF, and independent living facilities, or ILF, that have an emphasis on private pay patients although many of these facilities may also rely on public pay patients. We may also invest in equity and debt investments in other healthcare property types, including medical office buildings, or MOB, hospitals and rehabilitation facilities. We may also invest internationally. In addition, we may acquire healthcare-related securities. We were formed in October 2010 as a Maryland corporation and commenced operations in February 2013. We elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
Our equity investments are generally in the form of lease or management transactions whereby we purchase a property and enter into a long-term lease or management agreement with an operator responsible for contractual payments to us. We enter into structures permitted by the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, whereby we participate directly in the operational cash flow of a property. Our debt investments generally consist of first mortgage loans, subordinate mortgages, mezzanine loans, preferred equity investments and participations in such investments.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), or our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSHC Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary business objectives are to make investments in our targeted assets that will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We believe that our Advisor and its affiliates have a platform that derives a competitive advantage from the combination of experience, a proven track record of successfully managing public companies, deep industry relationships and market leading real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. Given the present dynamics in the healthcare real estate sector, we currently believe the most compelling investment opportunities are real estate equity.
We initially registered to offer up to 100.0 million shares pursuant to our primary offering, or our Initial Primary Offering, and up to 10.5 million shares pursuant to our distribution reinvestment plan, or our Initial DRP, which are herein collectively referred to as our Initial Offering. In December 2014, our board of directors authorized the reallocation of 8.6 million shares available under our Initial DRP to our Initial Primary Offering. On February 2, 2015, we successfully completed our Initial Offering by raising $1.1 billion.
On February 6, 2015, our registration statement on Form S-11 was declared effective by the Securities and Exchange Commission, or SEC, for a follow-on public offering, or our Follow-on Offering, of up to $700.0 million, which includes up to $500.0 million in shares pursuant to our follow-on primary offering, or our Follow-on Primary Offering, and up to $200.0 million in shares pursuant to our follow-on distribution reinvestment plan, or our Follow-on DRP. We reserve the right to reallocate shares of our common stock being offered between our Follow-on Primary Offering and our Follow-on DRP. We

expect our Follow-on Offering to terminate on the earlier of two years following the effective date or once the maximum number of shares offered are sold. However, our board of directors may determine to terminate our Offering at any time. We began raising capital from our Follow-on Offering at the end of February 2015.
Our Initial Primary Offering and our Follow-On Primary Offering are collectively referred to as our Primary Offering and our Initial DRP and Follow-on DRP as our DRP. Additionally, our Primary Offering and our DRP are collectively referred to as our Offering.
NorthStar Realty Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of our Sponsor upon completion of the spin-off, serves as the dealer manager for our Primary Offering.
On February 11, 2013, we commenced operations by satisfying our minimum offering requirement in our Initial Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through March 23, 2015, we raised total gross proceeds of $1.1 billion pursuant to our Offering.
We use leverage as a part of our investment strategy. We may pursue a variety of financing arrangements such as mortgage notes, credit facilities, securitized financing transactions and other term borrowings with the goal to obtain non-recourse, non mark-to-market term liabilities to finance our assets, when possible. Currently, we have mortgage notes and a corporate credit facility agreement to finance real estate investments and first mortgage loans secured by healthcare real estate with an initial capacity of $100.0 million and with up to $200.0 million of potential capacity. As of December 31, 2014, we had no borrowings outstanding under our credit facility.
Our Investments
The following table presents our investments as of December 31, 2014 (dollars in thousands):

Investment Type:	Amount (1)	% of Total
Real estate equity (2) (3)
ALF	$373,442	34.0%
MOB	313,034	28.5%
SNF	142,670	13.0%
ILF	60,926	5.6%
Hospitals	40,772	3.7%
MCF	20,998	1.9%
Total real estate equity	951,842	86.7%

Real estate debt
First mortgage loans	25,887	2.4%
Mezzanine loans	120,000	10.9%
Total real estate debt	145,887	13.3%
Total investments	$1,097,729	100.0%
____________________________________

(1)
Based on cost for real estate equity investments, which includes net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. For real estate debt, based on principal amount.

(2)	Classification based on predominant services provided, but may include other services.

(3)	Includes our proportionate interest in real estate held through joint ventures for ALF, MOB, SNF and Hospitals of $679.8 million.
For financial information regarding our reportable segments, refer to Note 12. “Segment Reporting” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements and Supplementary Data.”
Underwriting Process
We use a rigorous investment and underwriting process that has been developed and utilized by our Advisor’s and its affiliates’ senior management team leveraging their extensive commercial and healthcare real estate expertise over many years and real estate cycles, which focuses on some or all of the following factors designed to ensure each investment is being evaluated appropriately: (i) a property's market, including applicable state regulations that may impact the local industry, local supply constraints, the quality and nature of the local workforce and prevailing local real estate values; (ii) fundamental analysis of underlying real estate, including operator rosters, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in the market; (iii) real estate market factors that may influence the economic performance of the investment including leasing conditions and overall competition; (iv) the operating expertise and financial strength and reputation of the borrower, operator/tenant or partner; (v) the cash flow in place and projected to be in place over the term of the investment and potential return; (vi) the appropriateness of the business plan and estimated costs associated with operator buildout, repositioning or capital improvements; (vii) an internal and third-party valuation of the property, the investment basis relative to the competitive set of comparable investments and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; and (xi) the tax and accounting impact.
For prospective equity investments that meet our Advisor’s underwriting criteria, we determine the financial value of a potential long-term lease or management agreement based on our target long-term property capitalization rates and fixed charge coverage ratios. We compare the financial value to the replacement costs that we estimate by consulting with major healthcare construction contractors, engaging construction engineers or facility assessment consultants as appropriate, and reviewing recent cost studies. If a potential investment meets our Advisor’s underwriting criteria, our Advisor will review the proposed transaction structure. For each prospective debt investment, our Advisor will evaluate the security, reserve requirements, cash flow sweeps, call protection and recourse provisions, as well as the asset’s position within the overall capital structure and its rights in relation to other capital tranches. In addition, our Advisor analyzes each potential debt investment’s risk-return profile and review financing sources, if applicable, to ensure that the investment fits within the parameters of financing facilities and to maximize performance of the underlying healthcare property collateral. We will not complete any investment until the successful completion of due diligence, which includes the satisfaction of all applicable elements of our investment and underwriting process and an environmental assessment of properties in which we intend to acquire an interest.
The following describes the major asset classes in which we may invest and actively manage to maximize value and to protect capital.
Real Estate Equity
Overview
Our real estate equity investment strategy is focused on acquiring healthcare properties or interests in healthcare properties, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, predominantly in the United States, which we define as ALF, MCF, SNF and ILF, that have an emphasis on private pay patients although many of these facilities may also rely on public pay patients. We may also invest in equity investments in other healthcare property types, including MOB, hospitals and rehabilitation facilities. We may also invest internationally.
Our equity investments are generally in the form of lease or management transactions whereby we purchase a property and enter into a long-term lease or management agreement with an operator responsible for contractual payments to us. We enter into RIDEA structures whereby we participate directly in the operational cash flow of a property. Our real estate equity investments that operate under the RIDEA structure generate resident level income from short-term residential agreements and incur customary related operating expenses. Our equity investments typically have the potential to appreciate in value and therefore may help overcome our upfront fees and expenses.
We believe that mid-acuity senior housing facilities may provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities generally provide the broadest level of services to residents in a more cost-effective setting resulting in a longer length of stay for residents and less turnover in tenancy than can be provided in some other healthcare settings.
Our Portfolio
As of December 31, 2014, $951.8 million, or 86.7% of our assets, were invested in healthcare real estate equity. The following presents our portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type (1)	Real Estate Equity by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.
The following table presents a summary of our real estate equity investments as of December 31, 2014 (dollars in thousands):

		Properties (2)							Primary	Ownership
Portfolio	Amount (1)	MOB	ALF	SNF	ILF	Hospitals	MCF	Total	Locations	Interest
Direct Investments (3)
Watermark	$95,458	—	1	—	2	—	—	3	West/Southwest/Midwest	97.0%
Peregrine	36,498	—	2	—	—	—	2	4	Northeast/Southeast	100.0%
Kansas City	15,000	—	2	—	—	—	—	2	Midwest	100.0%
Arbors	125,130	—	4	—	—	—	—	4	Northeast	100.0%
Total Direct Investments	272,086	—	9	—	2	—	2	13
Joint Venture Investments (4)
Eclipse	59,816	—	44	36	—	—	—	80	Various	5.6%
Envoy	16,472	—	—	14	—	—	—	14	Mid - Atlantic/Northeast	11.4%
Griffin-American	603,468	146	91	45	—	14	—	296	Various	14.3%
Total Joint Venture Investments	679,756	146	135	95	—	14	—	390
Grand Total	$951,842	146	144	95	2	14	2	403
_______________________________________

(1)	Includes net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(2)	Classification based on predominant services provided, but may include other services.

(3)	The properties were 100% leased to four operators, with a 12-year weighted average remaining lease term.

(4)	Represents our proportionate interest in real estate assets held through unconsolidated joint ventures.

As of December 31, 2014, our unconsolidated joint venture investments included the following:
•Eclipse, a 5.6% interest in a $1.1 billion portfolio.
•Envoy, a 11.4% interest in a $145.0 million portfolio.
•Griffin-American, a 14.3% interest in a $4.1 billion portfolio.
Real Estate Debt
Overview
Our real estate debt investment strategy is focused on originating, acquiring and asset managing debt, secured by the same property types that we target for our real estate equity investments, including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.
We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate senior or subordinate interests in a loan, if desired. Further, it facilitates a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity for us to earn origination and other fees.

Our Portfolio
As of December 31, 2014, $145.9 million, or 13.3% of our assets, were invested in real estate debt secured by healthcare facilities, consisting of four loans with an average investment size of $36.5 million. The weighted average extended maturity of our real estate debt portfolio is 4.4 years.
The following table presents a summary of our debt investments as of December 31, 2014 (dollars in thousands):

					Weighted Average		Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount	Carrying Value	Allocation by Investment Type (1)	Spread over LIBOR (2)	Total Unleveraged Current Yield
First mortgage loans	2	$25,887	$25,887	17.7%	8.1%	8.3%	100.0%
Mezzanine loans	2	120,000	120,380	82.3%	10.2%	10.4%	100.0%
Total/Weighted average	4	$145,887	$146,267	100.0%	9.8%	10.0%	100.0%
___________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable.
The following presents our real estate debt diversity across property type and geographic location based on principal amount:

Real Estate Debt by Property Type (1)	Real Estate Debt by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.
Healthcare-Related Securities
Our healthcare-related securities investment strategy may include investing primarily in commercial mortgage-backed securities, or CMBS, and may include other healthcare-related securities, backed primarily by loans secured by a variety of healthcare properties. We expect that this asset class will be less than 10% of our total portfolio and we currently do not have any securities investments.
Financing Strategy
We use asset-level financing as part of our investment strategy and we seek to match-fund our assets and liabilities by having similar lease terms or maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk and utilize non-recourse liabilities whenever possible. Our Advisor is responsible for managing such financing and interest rate risk on our behalf. We intend to pursue a variety of financing arrangements such as mortgage notes, credit facilities, securitization financing transactions and other term borrowings. We continue to seek and prefer long-term, non-recourse financing, including non mark-to-market financing that may be available through securitization. We may, as circumstances warrant, need to use some level of recourse financing.
In November 2013, we entered into a credit facility agreement with initial capacity of $25.0 million and up to $100.0 million of potential capacity to finance real estate investments and first mortgage loans secured by healthcare real estate. In February 2014, we increased the initial capacity to $100.0 million with up to $200.0 million of potential capacity. As of December 31, 2014, we had no borrowings outstanding under the credit facility.

Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of the aggregate cost of our investments, including cash and excluding indirect leverage held through our unconsolidated joint venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. We also seek assignable financing when available. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, although it may exceed this level during our organization and offering stage.
Borrowing levels for healthcare real estate investments may change depending upon the nature of the assets and the related financing. Our financing strategy for our real estate is typically to use long-term, non-recourse mortgage loans. Our financing strategy for our debt and securities investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread, generally using credit facilities and securitization financing transactions.
Portfolio Management
Our Advisor and its affiliates maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. For our joint venture investments, we may rely on our healthcare-focused joint venture partners to provide certain asset management, property management and/or other services in managing our joint investments. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. The portfolio management team uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For real estate equity and debt investments, frequent re-underwriting and dialogue with borrowers/operators/managers/tenants/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. In addition, our Advisor considers the impact of regulatory changes on operator performance and property values. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including real estate sector conditions, together with asset and market specific circumstances among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, we establish, on a current basis, allowance for future operator/tenant credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.
Each of our debt investments is secured by healthcare real estate collateral and requires customized portfolio management and servicing strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and the financial condition of our collateral and our borrowers’/operators’ ability to further support the collateral. Further, many of our investments may be considered transitional in nature because the business plan is to re-position, re-develop or otherwise lease-up the property in order to improve the collateral. At the time of acquisition or origination, the underlying property revenues may not be sufficient to support lease payments, debt service or generate positive net operating income. The business plan may necessitate a lease reserve or interest or other reserves, whether through proceeds from our loans, borrowings, offering proceeds or otherwise, to support lease payments or debt service and capital expenditures during the implementation of the business plan. There may also be a requirement for the borrower, tenant/operator, guarantor or us, to refill these reserves should they become deficient during the applicable period for any reason.
As of December 31, 2014, all of our investments were performing in accordance with the contractual terms of their governing documents, in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.

Independent Directors’ Review of Our Policies
As required by our charter, our independent directors have reviewed our policies, including but not limited to our policies regarding investments, leverage, conflicts of interest and investment allocation and determined that they are in the best interests of our stockholders. Our key policies that provide the basis for such determination are summarized herein.
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

•	establish loan servicing standards;

•	regulate credit granting activities;

•	require disclosures to customers;

•	govern secured transactions;

•	set collection, taking title to collateral, repossession and claims-handling procedures and other trade practices;

•	regulate land use and zoning;

•	regulate the foreign ownership or management of real property or mortgages;

•	regulate the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	regulate tax treatment and accounting standards; and

•	regulate use of derivative instruments and our ability to hedge our risks related to fluctuations in interest rates and exchange rates.
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with our taxable year ended December 31, 2013. If we maintain our qualification as a REIT for federal income tax purposes, we will generally not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders in an amount equal to or greater than 90% of our REIT taxable income. If we fail to maintain our qualification as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and expect to operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. In addition, we have healthcare properties owned through structures permitted by RIDEA, where we participate directly in the operational cash flow of a property.
We believe that we are not, and intend to conduct our operations so as not to become, regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely, on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors—Maintenance of our Investment Company Act exemption imposes limits on our operations.”
We own and manage healthcare properties.  As such, we or our operators, as the case may be, are subject to numerous international, federal, state and local healthcare laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing laws.  Refer to “Healthcare Regulation” below.

We are also subject to regulation governing mortgage lending. Although most states do not regulate commercial real estate finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial real estate loans.
Real estate properties owned by us and the operations of such properties are subject to various international, federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. In addition, such properties are required to comply with the Americans with Disabilities Act of 1990, or the ADA, the Fair Housing Act, applicable fire and safety regulations, building codes and other land use regulations. For further information regarding environmental matters and the ADA, refer to “Environmental Matters” and “ADA” below.
In the judgment of management, while we do incur significant expense complying with the various regulations to which we are subject, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.
For additional information regarding regulations applicable to us, see Item 1A. “Risk Factors.”
Environmental Matters
A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect our properties. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner's or secured lender's liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.
ADA
Our properties must comply with the ADA and any similar state or local laws to the extent that such properties are “public accommodations” as defined in those statutes. The ADA may require removal of barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. To date, we have not received any notices of noncompliance with the ADA that have caused us to incur substantial capital expenditures to address ADA concerns. Should barriers to access by persons with disabilities be discovered at any of our properties, we may be directly or indirectly responsible for additional costs that may be required to make facilities ADA-compliant. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations pursuant to the ADA is an ongoing one and we continue to assess our properties and make modifications as appropriate in this respect.
Healthcare Regulation
Overview
Assisted living, memory care, independent living, hospitals, skilled nursing facilities and other healthcare providers that operate healthcare properties in our portfolio are subject to extensive federal, state and local laws, regulations and industry standards governing their operations. Failure to comply with any of these, and other, laws could result in loss of licensure; loss of certification or accreditation; denial of reimbursement; imposition of fines; suspension or exclusion from federal and state healthcare programs; or closure of the facility. Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud and abuse, cost control and management of the provision of services, among others. We also expect that efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurers, to impose greater and more stringent cost controls upon operators will intensify and continue. Changes in laws, regulations, reimbursement, and enforcement activity can all have a significant effect on the operations and financial condition of our tenants, managers and operators, which in turn may adversely impact us, as set forth below and under Item 1A. “Risk Factors” in this report.

Fraud and Abuse Enforcement
Healthcare providers, including, but not limited to skilled nursing facilities and hospitals (and some senior housing facilities), are subject to federal and state laws and regulations that govern the operations and financial and other arrangements that may be entered into by healthcare providers, and prohibiting fraudulent and abusive practices by such providers. These laws include: (i) laws requiring providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service; (ii) state anti-kickback laws and the Federal Anti-Kickback Statute, which generally prohibit persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a government healthcare program, such as Medicare or Medicaid; (iii) the federal physician self-referral law (commonly known as the Stark Law), which generally prohibits the submission of claims to Medicare for payment that were the result of a referral by a physician who has a financial relationship with the health service provider and analogous state laws; and (iv) the Civil Monetary Penalties Act and the Federal False Claims Act including its “whistleblower” provisions, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services. Additionally, certain laws, including HIPAA and the Health Reform Laws (both defined and discussed further below) have broadened the federal fraud and abuse laws to enhance both the scope (e.g. private payers) and the penalties for non-compliance with the laws.
Enforcement of healthcare fraud has increased due in large part to amendments to the Federal False Claims Act that encourages private individuals to sue on behalf of the government. Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments and exclusion from government healthcare programs, any of which could have a material adverse effect on the ability of an operator to meet its financial obligations to us.
Reimbursement
Federal, state and private managed care payor reimbursement methodologies applied to healthcare providers continue to evolve.  Federal and state authorities have considered and may seek to implement new or modified reimbursement methodologies that may negatively impact healthcare property operations.  The impact of any such changes, if implemented, may result in a material adverse effect on our healthcare property operations.
Skilled Nursing Facilities and Hospitals.  Skilled nursing facilities and hospitals typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private managed care payors, including private insurers and self-pay patients.  Skilled nursing facilities and hospitals are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities.  A review or audit of a property operator’s claims could result in recoupments, denials or delay of payments in the future, each of which could have a significant negative consequence.
Medicare Reimbursement. Medicare, a federal program, is a significant payor source for our skilled nursing facilities and hospitals. Skilled nursing facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System, or SNF PPS. Hospitals are reimbursed by Medicare under prospective payment systems which vary based upon the type of hospital, geographic location and service furnished. For skilled nursing facilities and hospitals, there are risks that costs will exceed the fixed payments, and payments will be insufficient as compared to actual costs of delivering care, which could result in financial difficulties for the facilities. Recent attention on billing practices and payments and/or ongoing government pressure to reduce spending by government healthcare programs, could result in lower payments to skilled nursing facilities and/or hospitals and, as a result, may impair an operator’s ability to meet its financial obligations to us.
Medicaid Reimbursement. Medicaid is also a significant payor source for our skilled nursing facilities and hospitals. The federal and state governments share responsibility for financing Medicaid. The percentage of Medicaid dollars used for long-term care varies from state to state, due in part to different ratios of elderly population and eligibility requirements. Within certain federal guidelines, states have a fairly wide range of discretion to determine eligibility and reimbursement methodology.  Many states reimburse long-term care facilities using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits. In addition, federal budgetary proposals could have lower federal spending for Medicaid, potentially impacting provider Medicaid reimbursement rates.  Finally, certain states have elected not to expand their Medicaid eligibility criteria pursuant to recent healthcare reform laws, as described further below. In these states, there may be fewer individuals receiving insurance through state Medicaid programs and healthcare providers may continue to have a population of uninsured patients that require treatment. Other states that have opted to expand Medicaid may later choose to discontinue or modify that expansion. Reductions in Medicaid reimbursement rates or patient eligibility could materially affect revenues of our facilities.

Senior Housing Facilities (assisted living, independent living and memory care facilities, excluding skilled nursing facilities). While the majority of revenues received by the operators of our senior housing facilities are from private pay sources, a small portion of their revenue is received from Medicaid reimbursement. There can be no guarantee that a state Medicaid program will continue to reimburse for services at current levels or continue to be available to our residents. Rates generated at facilities will vary by payor mix, market conditions and resident acuity. Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs.
Licensure, Certification and CON
Hospitals, skilled nursing, senior housing facilities and other healthcare providers that operate healthcare properties in our portfolio are subject to extensive state licensing and registration laws. The failure of our operators and tenants to maintain or renew any required license, certification, accreditation or regulatory approval could prevent a facility from operating in the manner intended by the operators or tenants.
Certain of our healthcare facilities are subject to a variety of state certificate of need, or CON, laws and regulations, which may restrict the ability of operators to add new properties or expand an existing facility’s size or services. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator.
Healthcare Reform
The Patient Protection and Affordable Care Act of 2010, or PPCA, and the Healthcare and Education Reconciliation Act of 2010, which amends PPCA, collectively, the Health Reform Laws, and certain follow-on laws (e.g., the Improving Medicare Post-Acute Transformation, or IMPACT, Act of 2014) serve as the primary vehicle for comprehensive healthcare reform in the United States and are becoming effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized delivered and reimbursed. Healthcare reform legislation includes: (i) program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs; (ii) expanded reporting requirements and responsibilities related to property ownership and management, patient safety and care quality; and (iii) new initiatives to strengthen post-acute care services and promote relationships between acute and post-acute care providers. The inability or failure to comply with these reform laws could impact the ability of our operators to participate in federal health programs, causing revenues to decline and ultimately impact their ability to meet their financial obligations to us.
Information Privacy and Security
Healthcare providers are subject to a myriad of state and federal laws which protect the privacy and security of information. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, provides for communication of health information through standard electronic transaction formats and for the privacy and security of health information. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health, or HITECH Act, strengthened the HHS Secretary’s authority to impose civil monetary penalties for HIPAA violations.
Competition
We compete, primarily on the basis of price, available capital, knowledge of the industry and flexibility of financing structure, with real estate partnerships, other REITs, independent owners and operators and other investors (including, but not limited to, banks and insurance companies) in the acquisition and financing of healthcare-related real estate assets. Among the factors adversely affecting our ability to compete are the following:

•	we may have less knowledge than our competitors of certain markets in which we seek to purchase, develop or finance facilities;

•	our competitors may have greater financial and operational resources than we have; and

•	our competitors or other entities may determine to pursue a strategy similar to ours.
Our healthcare investments will experience local and regional market competition for residents, operators and staff. Competition will be based on quality of care, reputation, physical appearance of properties, services offered, family preference, physicians, staff and price. Competition will come from independent operators as well as companies managing multiple properties, some of which may be larger and have greater resources than our operators. Some of these properties are operated for profit while others are owned by governmental agencies or tax-exempt, non-profit organizations. Competitive disadvantages at our healthcare investments may result in vacancies at facilities, reductions in net operating income and ultimately a reduction in shareholder value.

Employees
As of December 31, 2014, we had no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
Our internet address is www.northstarreit.com/healthcare. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of ethics, corporate governance guidelines and our audit committee charter. Within the time period required by the rules of the SEC, we will post on our website any amendment to our code of ethics or any waiver applicable to any of our directors, executive officers or senior financial officers.
Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial or that generally apply to all businesses also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected.
Risks Related to Our Business
The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.
Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe and elsewhere. Despite improvements in the U.S. economy, significant challenges still remain due to the uncertainty surrounding a low inflation rate in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Global economic and political headwinds, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new commercial real estate debt and acquire other commercial real estate investments and otherwise negatively impacting our operations.
Challenging economic and financial market conditions could significantly reduce the amount of income we earn on our commercial real estate investments and further reduce the value of our investments.
Challenging economic and financial market conditions may cause us to experience an increase in the number of commercial real estate investments that result in losses, including delinquencies, non-performing assets and taking title to collateral and a decrease in the value of the property or other collateral which secures our investments, all of which could adversely affect our results of operations. We may incur substantial losses and need to establish significant provision for losses or impairment. Our revenue from our properties could diminish significantly.
We primarily acquire, originate and asset manage a diversified portfolio of equity and debt investments in healthcare real estate, with a focus on the mid‑acuity senior housing sector. As a result of economic and market conditions, the value of our properties and the collateral securing any of our investments could decrease below the outstanding principal amount of such investment. In addition, revenue on the properties and other assets underlying any investments we may make could decrease, making it more difficult for borrowers and operators to meet their payment obligations to us. Each of these factors would increase the likelihood of default and taking title to collateral, which would likely have a negative impact on the value of our portfolio.
More generally, the risks arising from the current financial market and economic conditions are applicable to all of the investments we may make, including our equity and debt investments, whether mortgage, subordinate or bridge loans or direct senior housing and other healthcare real estate investments, the performance of which depends on the performance of operator to which the property is leased, whose business may be adversely impacted by these conditions. They also apply to the debt and equity securities of companies that have investment objectives similar to ours.
These conditions, or similar conditions that may exist in the future, may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders. Among other potential consequences, the recent economic slowdown may materially adversely affect:

•
our ability to borrow on terms and conditions that we find acceptable, or at all, which could reduce our ability to pursue acquisition and origination opportunities and refinance existing borrowings, reduce our returns from our acquisition and origination activities and increase our future interest expense;

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
The healthcare industry is highly competitive and we expect that it may become more competitive in the future. Our operators compete with numerous other companies that provide care alternatives such as home healthcare, life care at home, non-resident day programs, retirement communities and other independent living, assisted living and skilled nursing providers, including not-for-profit entities. In general, regulatory and other barriers to competitive entry in the assisted living and independent living segments of the healthcare industry are not substantial, although there are often regulatory barriers to the development of hospitals and SNFs. Medical office tenants are frequently dependent upon the success of the hospitals in their vicinity. Our operators may encounter increased competition that could adversely affect our revenues and earnings.
Healthcare laws and regulations are subject to frequent change and the failure of our operators to comply with these laws and regulations may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Our operators are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. Refer to “Business - Regulation - Healthcare Regulation section” for further discussion. Changes in these laws and regulations could negatively affect the ability of our operators to satisfy their obligations to us and our ability to make distributions to stockholders. In addition, failure by our operators to comply with the laws, requirements and regulations may materially adversely affect our business, financial condition and our ability to make distributions to stockholders.
We are exposed to operational risks at our properties that could adversely affect our revenue and operations.
We are exposed to various operational risks with respect to our properties that may be more prevalent in healthcare than other industry segments that may adversely affect our ability to generate revenues. These risks include: (i) fluctuations in occupancy, government and other third party reimbursement, private pay rates; (ii) economic conditions; (iii) competition; (iv) federal, state, local and industry-regulated licensure, certification and inspection laws, regulations and standards; (v) the availability and increases in cost of general and professional liability insurance coverage; (vi) state regulation and rights of residents related to entrance fees; and (vii) the availability and increases in the cost of labor (as a result of unionization or otherwise). Refer to “Business - Regulation - Healthcare Regulation section” for further discussion. Any one or a combination of these factors may adversely affect our revenue and operations and our ability to make distributions to stockholders
Our operators are faced with increased litigation and rising insurance costs that may affect their ability to meet their obligations to us.
In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities and these groups have brought litigation against operators. Also, in several instances, private litigation by patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Continued cost increases could cause our operators to be unable to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs.
Failure to comply with certain healthcare laws and regulations could adversely affect the operations of our properties which could jeopardize our operators’ abilities to meet their obligations to us.
Our operators are subject to varying levels of federal, state, local and industry-regulated licensure, certification and inspection laws, regulations and standards. Our operators’ failure to comply with any of these laws, regulations or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state healthcare programs, loss of license or closure of the facility. Such actions may have an effect on our operators’ ability to make lease payments to us and, therefore, adversely impact us. Refer to “Business - Regulation - Healthcare Regulation section” for further discussion.
Certain healthcare laws include criminal and civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and exclusion from the Medicare and Medicaid programs. They may also allow individuals to bring whistleblower actions on behalf of the government for violations thereof and for recovery of damages and fines. Refer to “Business - Regulation - Healthcare Regulation section” for further discussion. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of penalties with respect to any of our operators could result in a failure to meet its obligations to us, which may have a material adverse effect on our, financial condition and results of operations and our ability to make distributions to stockholders.
Reimbursement rates from third-party payors have been reduced in the past and could be reduced again in the future, which would materially adversely affect our operators, which could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Governmental and private reimbursement rates may decrease. Refer to “Business - Regulation - Healthcare Regulation section” for further discussion. Our ability to generate revenue and income influences the underlying value of our healthcare facilities, which may decrease if third party reimbursement rates decrease.
License and Certificate of Need requirements affect our current operators and may delay our ability to replace an operator.
Many of our properties may require a license, registration and/or CON to operate. Failure to obtain a license, registration, or CON, or loss of a required license, registration or CON would prevent a facility from operating in the manner intended by the operators. These events could materially adversely affect our operators’ ability to meet their obligations to us. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment and the construction or renovation of healthcare facilities, by requiring a CON or other similar approval from a state agency. If we need to replace an operator, compliance with licensure and CON laws may delay the process. Refer to “Business - Regulation - Healthcare Regulation section” for further discussion.
Economic downturns, weakness in the housing and equity markets, lowered consumer confidence and other events could adversely affect the ability of seniors to afford the entrance fees or monthly resident fees for our healthcare facilities and, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Costs to seniors associated with independent and assisted living services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to pay the entrance fees and monthly resident fees. Economic downturns, softness in the housing market, lower levels of consumer confidence, reductions or declining growth of government entitlement programs (such as social security benefits), stock market volatility, changes in demographics and other events could adversely affect the ability of seniors to afford the entrance fees or monthly resident fees for our healthcare facilities. If our operators are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other services provided by our operators at our healthcare facilities, our occupancy rates could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition and our ability to make distributions to stockholders.

Because of the unique and specific improvements required for healthcare properties, we may be required to incur substantial renovation costs to make certain of our properties suitable for other operators, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Healthcare properties are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times operator-specific. A new or replacement operator may require different features in a property, depending on that operator’s particular operations. If a current operator is unable to pay rent and vacates a property, we may incur substantial costs to modify a property for a new operator, or for multiple operators with varying infrastructure requirements, before we are able to release the space. Consequently, our healthcare properties may not be suitable for lease to other operators or for alternative uses without significant costs or renovations, which costs may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
If our operators fail to maintain a positive reputation and cultivate new or maintain existing relationships with residents in the markets in which they operate, the occupancy percentage, payor mix and resident rates may deteriorate which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
The ability of our operators to obtain and maintain the overall occupancy percentage, payor mix and resident rates at our healthcare facilities depends on our operators’ reputation in the communities they serve and their ability to successfully market our facilities to potential residents. A large part of our operators’ marketing and sales effort is directed towards cultivating and maintaining legally compliant relationships with key community organizations that work with seniors, physicians and other healthcare providers in the communities where our facilities are located, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If our operators are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, occupancy rates at our facilities could decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders. Our operators may mismanage our healthcare facilities, be subjected to governmental intervention, including shutting down of the facilities and be the subject of negative public news articles and other adverse attention. In such a case, our operators’ ability to continue functioning would be in severe jeopardy and our ability to realize value on our underlying investments could be materially adversely affected.
State law may limit the availability of certain types of healthcare facilities for our acquisition or development and may limit our ability to replace obsolete properties.
CON laws may impose investment barriers for us. Some states regulate the development or expansion of some types of healthcare facilities, such as SNF or ALF, through CON laws. A CON typically is a written determination issued by a state regulatory agency that confirms a community’s need for a new, converted, expanded or otherwise modified healthcare facility or service which is regulated pursuant to the state’s CON laws. These restrictions may create barriers to entry or expansion and may limit the availability of properties for our acquisition or development. In addition, we may invest in properties which cannot be replaced if they become obsolete unless such replacement is approved or exempt under a CON law.
Economic downturns, weakness in the housing and equity markets, lowered consumer confidence and other events could adversely affect the ability of seniors to afford the entrance fees or monthly resident fees for our healthcare facilities and, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Costs to seniors associated with ILF, ALF and MCF are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to privately pay the monthly resident fees for the ILF, ALF and MCF we acquire. Economic downturns, softness in the housing market, lower levels of consumer confidence, reductions or declining growth of government entitlement programs (such as social security benefits), stock market volatility, changes in demographics and other events could adversely affect the ability of seniors to afford the entrance fees or monthly resident fees for our healthcare facilities. In addition, for the year ended December 31, 2014, gross revenues from two of our operators were 48% and 10% of our total revenues, respectively. If our operators are unable to retain and attract qualified seniors with sufficient income, assets or other resources required to pay the fees associated with ILF, ALF and MCF and other services provided by our operators at our mid-acuity senior housing facilities we acquire, our occupancy rates could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition and our ability to make distributions to stockholders.

The inability of seniors to sell real estate may delay their moving into our facilities which could materially adversely affect our occupancy rates and our business, financial condition and results of operations and our ability to make distributions to stockholders.
Downturns in the U.S. housing market could adversely affect the ability (or perceived ability) of seniors to afford entrance fees and monthly resident fees at our mid-acuity senior housing facilities we acquire, as potential residents frequently use the proceeds from the sale of their homes to cover the costs of these fees. Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into our facilities or finance their stays at our facilities. This could cause the amount of our revenues generated by private payment sources to decline. The U.S. housing market has improved since the last recession, however, the uncertainty over the federal budget deficit, political gridlock and many other factors continue to weigh on the markets and the economy. If the housing market does not continue to improve or again declines, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
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
Healthcare properties, including MOB and private pay senior housing facilities, are typically highly customized and may not be easily adapted to non-healthcare-related uses. A new or replacement operator may require different features in a property, depending on that operator’s particular operations. If a current operator is unable to pay rent and vacates a property, we may incur substantial costs to modify a property for a new operator, or for multiple operators with varying infrastructure requirements, before we are able to release the space. Consequently, our healthcare properties may not be suitable for lease to other operators or for alternative uses without significant costs or renovations, which costs may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to stockholders.
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
We intend to build relationships with several key operators, which will make us dependent on those select operators. The ability of our operators to obtain and maintain the overall occupancy percentage, payor mix and resident rates at our senior housing and other healthcare facilities, depends on our operators’ reputation in the communities they serve and our operators’ ability to successfully market our facilities to potential residents. A large part of our operators’ marketing and sales effort is directed towards cultivating and maintaining legally compliant relationships with key community organizations that work with seniors, physicians and other healthcare providers in the communities where our facilities are located, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If our operators are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, occupancy rates at our facilities could decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders. Our operators may mismanage our healthcare properties, be subjected to governmental intervention, including shutting down of the facilities and be the subject of negative public news articles and other adverse attention. In such a case, our operators’ ability to continue functioning would be in jeopardy and our ability to realize value on our underlying assets could be materially adversely affected. Our operators are entities which generate revenues typically from management fees and other sources of revenues. If our operators experience financial trouble, it may impact their ability to operate our healthcare facilities. In such a case, our operator’s ability to continue functioning would be in jeopardy and our ability to realize value on our underlying assets could be materially adversely affected. Many of our operators are tenants and mangers for other portfolios and a negative event in those portfolios may adversely impact the operator’s company, in which case our operator’s ability to continue functioning would be in jeopardy and our ability to realize value on our underlying assets could be materially adversely affected.

The hospitals on or near whose campuses many of our MOBs are located and their affiliated health systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our MOBs.
Our MOB operations depend on the competitiveness and financial viability of the hospitals on or near whose campuses our MOBs are located and their ability to attract physicians and other healthcare-related clients to our MOBs. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition for patients, physicians and physician groups, demographic trends in the surrounding community, market position and growth potential.  Because we rely on proximity to and affiliations with hospitals to create leasing demand in our MOBs, a hospital’s inability to remain competitive or financially viable, or to attract physicians and physician groups, could materially adversely affect our MOB operations and have a material adverse effect on us.
We may not be able to maintain or expand our relationships with our existing and future hospital and health system clients.
The success of our MOB operations depends, to a large extent, on past, current and future relationships with hospitals and their affiliated health systems. Significant amounts of time are spent in developing relationships with both new and existing clients. If our relationships with hospitals and their affiliated health systems deteriorate, or if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, it may have a material adverse effect on us.
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
We compete with many other businesses, including the NSAM Managed Companies, engaged in real estate investment activities for the acquisition of mid-acuity senior housing and other healthcare properties. These competitors include local, regional and national operators and acquirers and developers of healthcare real estate. The competition for senior housing and other healthcare properties may significantly increase the price we might pay for a facility or property we seek to acquire and our competitors may succeed in acquiring those facilities or properties themselves. In addition, operators with whom we attempt to do business may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs and other market participants may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition may result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for healthcare properties, our business, financial condition and results of operations and our ability to make distributions to stockholders may be materially adversely affected.
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
The operator, which would be our TRS if we use a RIDEA lease structure, of a healthcare facility is generally required to be the holder of the applicable healthcare license, which could subject our TRS, and us (through our ownership interest in our TRS) to various regulatory laws. Most states regulate and inspect healthcare facility operations, patient care, construction and the safety of the physical environment. In the event that one or more of our healthcare real estate facilities are out of compliance with the relevant laws, a state may impose upon our TRS (if it is the holder of the healthcare license), penalties such as administrative sanctions, including possibility the termination of government funding (i.e. Medicare or Medicaid), civil monetary penalties and licensure sanctions such as suspension or termination and in certain instances, criminal penalties. Additionally, if our TRS is the holder of the healthcare license, it could have exposure to professional liability claims arising out of an alleged breach of the applicable standard of care rules.
Our pursuit of investments in and acquisitions of new seniors housing and healthcare assets may be unsuccessful or fail to meet our expectations.
We may pursue investments in and acquisitions of new seniors housing and other healthcare asset classes. Substantial risk and uncertainties are associated with the introduction of new healthcare asset classes, including unanticipated expenditures and contingent liabilities. Failure to successfully manage these risks could have an adverse effect on our business and reputation.
Risks Related to Our Investments
Our commercial real estate equity, debt and mortgage loans underlying our healthcare-related securities investments are subject to the risks typically associated with commercial real estate.
Our commercial real estate equity, debt and healthcare-related securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval, the sovereign debt crisis and other factors;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	tenant/operator mix and the success of the tenant/operator business;

•	property management decisions;

•	property location and conditions;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	branding, marketing and operational strategies;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of leasing, renovation or construction;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

•	changes in governmental rules, regulations and fiscal policies;

•	tax implications;

•	changes in laws, including laws that increase operating expenses or limit rents that may be charged;

•
the impact of present or future environmental legislation and compliance with environmental laws, including costs of remediation and liabilities associated with environmental conditions affecting properties;

•	cost of compliance with the ADA;

•	adverse changes in governmental rules and fiscal policies;

•	social unrest and civil disturbances;

•	acts of nature, including earthquakes, hurricanes and other natural disasters;

•	terrorism;

•	the potential for uninsured or underinsured property losses;

•	adverse changes in state and local laws, including zoning laws; and

•	other factors which are beyond our control.
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
These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans, as well as on the value and the return that we can realize from assets we acquire.
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.
Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will reduce the value of our properties, as well as our ability to refinance our properties and use the value of our existing properties to support the purchase or investment in additional properties. Slower than expected economic growth pressured by a strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for us to achieve our business plans. We may also be less able to pay principal and interest on our borrowings, which could cause us to lose title to properties securing our borrowings. Our commercial real estate debt investments would be similarly impacted. Our level of new loan originations would also likely decline. In addition, borrowers may be less likely to achieve their business plans and less able to pay principal and interest on our commercial real estate debt investments. Further, declining real estate values significantly increase the likelihood that we will incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover our cost. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our commercial real estate investments as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to stockholders.
We are subject to significant competition and we may not be able to compete successfully for investments.
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2014 and expect that to continue into 2015. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.
We have no established investment criteria limiting the geographic or industry concentration of our investments. If our investments are concentrated in an area or asset class that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain of our investments may be secured by a single property or properties in one geographic location or asset class. Additionally, properties that we may acquire may be concentrated in a geographic location or in a particular asset class. These investments carry the risks associated with significant geographical or industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas or industries and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated or economic upheaval with respect to a particular asset class could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our properties or collateral.
We have no established investment criteria limiting the size of each investment we make in healthcare-related equity, debt and securities investments. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of stockholders’ investment in us could be significantly diminished.
We are not limited in the size of any single investment we may make and certain of our healthcare-related equity, debt and securities investments may represent a significant percentage of our assets. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of our assets experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of stockholders’ investment in us being diminished.
We may not be effective in originating and managing our investments.
We, through our Advisor, originate and generally manage our investments.  Our origination capabilities depend on our ability to leverage our relationships in the market and deploy capital to borrowers and operators that hold properties meeting our underwriting standards. Managing these investments requires significant resources, adherence to internal policies and attention to detail. Managing investments may also require significant judgment and, despite our expectations, we may make decisions that result in losses.  If we are unable to successfully originate investments on favorable terms, or at all, and if we are ineffective in managing those investments, our business, financial condition and results of operations could be materially adversely affected.
The commercial real estate debt we originate and invest in and mortgage loans underlying the healthcare-related securities we invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.
Our debt investments are secured by healthcare real estate and are subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by healthcare real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. If a borrower defaults or declares bankruptcy and the underlying asset value is less than the loan amount, we will suffer a loss. In this manner, real estate values could impact the value of our commercial real estate debt and securities investments. Therefore, our commercial real estate debt and securities will be subject to the risks typically associated with real estate.
Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

•
If the value of real property or other assets securing our debt deteriorates. The majority of our commercial real estate debt investments are fully or substantially non-recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves, if any) collateralizing the debt. There can be no assurance that the value of the assets securing our commercial real estate debt investments will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and as a result of the recent economic recession. Further, we may not know whether the value of these properties has declined below levels existing on the dates of origination. If the value of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related commercial real estate debt. If a borrower defaults on our commercial real estate debt and the mortgaged real estate or other borrower assets collateralizing our commercial real estate debt are insufficient to satisfy the loan, we may suffer a loss of principal or interest.

•
If a borrower or guarantor defaults on recourse obligations under a commercial real estate debt investment. We sometimes obtain personal or corporate guarantees from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or “bad boy,” events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. As a result of challenging economic and market conditions, many borrowers and guarantors faced, and continue to face, financial difficulties and were unable, and may continue to be unable, to comply with their financial covenants. If the economy does not strengthen, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our commercial real estate debt and related guarantees.

•
Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business. Before making a loan to a borrower, we assess the strength and skills of an entity’s management and other factors that we believe are material to the performance of the investment. This underwriting process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful. Furthermore, historic performance evaluated in connection with our underwriting process may not be indicative of future performance.

•
Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns. The occurrence of a default on a commercial real estate debt investment could result in our taking title to collateral. However, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when we seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for instance, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses, counterclaims or files for bankruptcy. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

We may be subject to risks associated with future advance or capital expenditure obligations, such as declining real estate values and operating performance.
Our debt investments may require us to advance funds. We may also need to fund capital expenditures and other significant expenses for our real estate property investments. Future funding obligations subject us to significant risks, such as a decline in value of the property, cost overruns and the borrower and operator may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay its obligations to us. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations may require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments. We could also find ourselves in a position with insufficient liquidity to fund future obligations.
We may be unable to restructure our investments in a manner that we believe maximizes value, particularly if we are one of multiple creditors in a large capital structure.
In order to maximize value, we may be more likely to extend and work out an investment rather than pursue other remedies such as taking title to collateral.  However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions.  Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group or other applicable parties.  These multiple creditor situations tend to be associated with larger loans.  If we are one of a group of lenders, we may not independently control the decision making.  Consequently, we may be unable to restructure an investment in a manner that we believe would maximize value.
Debt restructurings may reduce our net interest income.
While the U.S. economy is stronger today, a return to weak economic conditions in the future may cause our borrowers to be at increased risk of default and we, or a third party, may need to restructure loans if our borrowers are unable to meet their obligations to us and we believe restructuring is the best way to maximize value. In order to preserve long-term value, we may determine to lower the interest rate on loans in connection with a restructuring, which will have an adverse impact on our net interest income. We may also determine to extend the maturity and make other concessions with the goal of increasing overall value, however, there is no assurance that the results of our restructurings will be favorable to us. Restructuring an investment may ultimately result in us receiving less than had we not restructured the investment. We may lose some or all of our investment even if we restructure in an effort to increase value.
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
We could experience defaults resulting in provision for loan losses and asset impairment charges in the future. In challenging economic environments, borrowers, for a variety of reasons, may be unable to remain current with principal and interest payments on loans. Declines in real property values also increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the likelihood of higher provision for loan losses. Even if our cash flow remains relatively stable, we could suffer losses in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which could adversely affect our access to credit and ability to satisfy financing covenants.
Provision for loan losses is difficult to estimate, particularly in a challenging economic environment.
Our provision for loan losses is evaluated on a quarterly basis. Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. While commercial real estate fundamentals have improved, the U.S. and global economy and financial markets remain challenged. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and therefore our results of operations and financial condition could be severely impacted.
Both our borrowers’ and operators’ forms of entities may cause special risks or hinder our recovery.
Most of the borrowers for our debt investments and our operators in the healthcare real estate that we may own, as well as borrowers underlying the healthcare-related securities in which we may invest, are legal entities rather than individuals. The obligations these entities will owe us are typically non-recourse so we can only look to our collateral, and at times, the assets of the entity may not be sufficient to recover our investment. As a result, our risk of loss may be greater than for leases with or originators of loans made to individuals. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our borrowers or operators, or a general partner or managing member of that borrower or operator, may impair our ability to enforce our rights and remedies under the related mortgage or the terms of the lease agreement, respectively.
The subordinate debt we may originate and invest in may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.
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
We may invest in unrated or non-investment grade healthcare-related securities, enter into leases with unrated operators or participate in subordinate, unrated or distressed mortgage loans. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans or securities, the borrowers’ credit history, the properties’ underlying cash flow or other factors. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downturn, prices of lower credit quality investments and healthcare-related securities may decline. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. Any loss we incur may be significant and may reduce distributions to stockholders and may adversely affect the value of our common stock.
Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict.
We may make investments in non-performing real estate assets in which the operating cash flow generated from the underlying property is insufficient to support current debt service payments. Traditional performance metrics of real estate assets are generally not as reliable for non-performing real estate assets as they are for performing real estate assets. Non-performing properties, for instance, do not have stabilized occupancy rates and may require significant capital for repositioning. Similarly, non-performing loans do not have a consistent stream of cash flow to support normalized debt service. In addition, for non-performing loans, often there is greater uncertainty as to the amount or timeliness of principal repayment. Borrowers will typically try to create value in a non-performing real estate investment, including by development, redevelopment or lease-up of a property. However, none of these strategies may be effective and the subject properties may never generate sufficient cash flow to support debt service payments. If this occurs, we may negotiate a reduced payoff, restructure the terms of the loan or enforce rights as lender and take title to collateral securing the loan with respect to debt investments. It is challenging to evaluate non-performing investments, which increases the risks associated with such investments. We may suffer significant losses with respect to these investments which would negatively impact our operating performance and our ability to make distributions to stockholders.
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
Our debt investments may include loans made to developers to construct prospective projects, which may include ground-up construction or repositioning an existing asset. The primary risks to us of construction loans are the potential for cost overruns, the developer’s failing to meet a project delivery schedule, market downturns and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our debt. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project.
Insurance may not cover all potential losses on our investments, which may impair the value of our assets.
We generally require that each of the borrowers under our debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not obtain, or require borrowers to obtain, certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Further, it is possible that our borrowers could breach their obligations to us and not maintain sufficient insurance coverage. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might decrease the value of the property and in turn impair our investment.
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
We may obtain only limited warranties when we purchase a property, which will increase the risk that we may lose some or all of our invested capital in the property or rental income from the property which, in turn, could materially adversely affect our business, financial condition and results from operations and our ability to make distributions to stockholders.
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
We rely upon American Healthcare Investors LLC, or AHI, to provide management services for certain of our healthcare properties and their failure to do so, or conflicts of interest they may face, could harm our business.

AHI currently provides certain management services for our Griffin-American portfolio, which represents 21% of our total assets as of December 31, 2014.  In addition, once our Follow-on Offering has been completed, AHI will provide certain management services for our entire portfolio.  If AHI suffers adverse financial or operational problems or were to lose the benefit of the experience, efforts and abilities of its key personnel, our operations may suffer and we may be unable to achieve our investment objectives.  In addition, AHI and its officers may face competing demands relating to their time and resources because they are or may become affiliated with entities with investment programs similar to ours and they may have other business interests as well. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Further, during times of intense activity in other programs, those executives may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the ownership value of shares of our common stock.
Our investments in healthcare properties are dependent upon operators successfully operating their businesses and their failure to do so could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
We depend on our operators to manage the day-to-day operations of our healthcare properties in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties under their operational control in a manner that does not jeopardize their operating licenses or regulatory status. The ability of our operators to fulfill their obligations to us may depend, in part, upon the overall profitability of their operations, including any other facilities, properties or businesses they may acquire or operate. The cash flow generated by the operation of our properties may not be sufficient for an operator to meet its obligations to us. In several cases, a single operator operates several of our healthcare properties and the failure of one operator could materially adversely affect many properties. For the year ended December 31, 2014, gross revenues from two of our operators were 48% and 10% of our total revenues, respectively. Operators who are having trouble with their cash flow are more likely to expose us to unknown liens and other risks to our assets. Our financial position could be weakened and our ability to fulfill our obligations under our real estate borrowings could be limited if our operators are unable to meet their obligations to us or we fail to renew or extend our contractual relationship with any of our operators. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.

We depend on borrowers and operators for a substantial portion of our revenue and, accordingly, our revenue and our ability to make distributions to stockholders will be dependent upon the success and economic viability of such borrowers and operators.
The success of our acquisition or origination of investments in the healthcare real estate industry significantly depends on the financial stability of the borrowers and operators underlying such investments. The inability of a single major borrower or operator, or a number of smaller borrowers or operators, to meet their payment obligations could result in reduced revenue or losses.
If we overestimate the value or income-producing ability or incorrectly price the risks of our investments, we may experience losses.
Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We value our potential investments based on yields and risks, taking into account estimated future losses on the loans and the properties included in the securitization’s pools or equity investments, and the estimated impact of these losses on expected future cash flow and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
Lease defaults, terminations or landlord‑operator disputes may reduce our income from our healthcare real estate investments.
The creditworthiness of our operators in our real estate investments has been, or could become, negatively impacted as a result of challenging economic conditions or otherwise, which could result in their inability to meet the terms of their leases. Lease defaults or terminations by one or more operators may reduce our revenues unless a default is cured or a suitable replacement operator is found promptly. In addition, disputes may arise between the landlord and operator that result in the operator withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the operator. Upon a lease default, we may have limited remedies, be unable to accelerate lease payments and have limited or no recourse against a guarantor. Operators as well as guarantors may have limited or no ability to satisfy any judgments we may obtain. We may also have duties to mitigate our losses and we may not be successful in that regard. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this occurred, it could adversely affect our results of operations. Failure or inability of an operator contributing to a significant percentage of our contractual rental revenue to meet its obligations to us could materially reduce our rental revenue and net income, which could in turn reduce the amount of distributions we pay.
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
We expect substantially all of our rental and fee income to come from lease or management transactions, which may have longer terms than standard arrangements or renewal options that specify maximum rate increases. If we do not accurately judge the potential for increases in market rates, rental and fee increases under the terms may fail to result in fair market rates over time. Further, we may have no ability to terminate our lease or management transactions or adjust the rent and fees to then-prevailing market rates. As a result, our income and distributions to stockholders could be lower than they would otherwise be if we did not enter into such lease or management agreements.
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
Because real estate investments are relatively illiquid, we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
Many of our investments are illiquid. A variety of factors could make it difficult for us to dispose of any of our assets on acceptable terms even if a disposition is in the best interests of stockholders. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Certain of our properties, such as our healthcare properties, are special purpose properties that could not be readily converted to general residential, retail or office use. Additionally, transfers of operations of healthcare properties are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate. Certain properties may also be subject to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of financing that can be placed or repaid on that property. We may be required to expend cash to correct defects or to make improvements before a property can be sold, and we cannot assure that we will have cash available to correct those defects or to make those improvements. The Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years.
We may also determine to give our tenants a right of first refusal or similar options. Similarly, borrowers under certain of our commercial real estate debt investments may give their tenants or other persons similar rights with respect to the collateral. Such rights could negatively affect the residual value or marketability of the property and impede our ability to sell the property or collateral.
As a result, our ability to sell investments in response to changes in economic and other conditions could be limited. To the extent we are unable to sell any property for its book value or at all, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our earnings. Limitations on our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.

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
To the extent capital improvements to the senior housing facilities which are subject to lease or management agreements with our operators are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the facility may decline, which would negatively impact the overall value of the affected senior housing facility. Additionally, we may be forced to incur unexpected significant expense to maintain properties that are net leased. Any of these events could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Compliance with the ADA, Fair Housing Act and fire, safety and other regulations may require us, our borrowers or our operators to make unanticipated expenditures which could adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Our properties are required to comply with the ADA, which generally requires that buildings be made accessible to people with disabilities. We must also comply with the Fair Housing Act, which prohibits us and our operators from discriminating against individuals on certain bases in any of our practices if it would cause such individuals to face barriers in gaining residency in any of our facilities. In addition, our properties are required to operate in compliance with applicable fire and safety regulations, building codes and other land use regulations and licensing or certification requirements adopted by governmental agencies and bodies from time-to-time. We may be required to incur substantial costs to comply with those requirements. Changes in labor and other laws could also negatively impact us, our borrowers and our operators. For instance, changes to labor-related statutes or regulations could significantly impact the cost of labor in the workforce, which would increase the costs faced by our borrowers and operators and increase their likelihood of default.
Environmental compliance costs and liabilities associated with our properties or our real estate-related investments may materially impair the value of our investments and expose us to liability.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property, such as us and our operators, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of a tenant at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our operators’ ability to sell or lease real estate, or to borrow using the real estate as collateral, which, in turn, could reduce our revenues. We, or our operators, as owner of a site, including if we take ownership through foreclosure, may be liable under common law or otherwise to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our operators’ liability could significantly exceed the value of the property without any limits.
The scope of the indemnification our operators have agreed to provide us may be limited. For instance, some of our agreements with our operators do not require them to indemnify us for environmental liabilities arising before the tenant took possession of the premises. Further, we cannot assure stockholders that any such tenant would be able to fulfill its indemnification obligations. If we were deemed liable for any such environmental liabilities and were unable to seek recovery against our tenant, our business, financial condition and results of operations could be materially and adversely affected.
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
We currently have, and may in the future, enter into joint ventures with third parties, affiliates of our Advisor and other NSAM Managed Companies to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. For instance, we currently have a joint venture with NorthStar Realty relating to the Griffin-American healthcare real estate portfolio, which represents 21% of our total assets as of December 31, 2014. Such investments may involve risks not otherwise present with other methods of investment, including, for instance, the following risks:

•	our joint venture partner in an investment could become insolvent or bankrupt;

•	fraud or other misconduct by our joint venture partners;

•
we may share decision-making authority with our joint venture partner regarding certain major decisions affecting the ownership of the joint venture and the joint venture property, such as the sale of the property or the making of additional capital contributions for the benefit of the property, which may prevent us from taking actions that are opposed by our joint venture partner;

•
such joint venture partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals, including for instance the operation of the properties;

•	such joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity; and

•	to the extent we partner with other NSAM Managed Companies, our Sponsor may have conflicts of interest that may not be resolved in our favor.
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that joint venture partner. In addition, disagreements or disputes between us and our joint venture partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
We may make opportunistic investments that may involve asset classes and structures with which we have less familiarity, thereby increasing our risk of loss.
We may make opportunistic investments that may involve asset classes and structures with which we have less familiarity. When investing in asset classes with which we have limited or no prior experience, we may not be successful in our diligence and underwriting efforts. We may also be unsuccessful in preserving value, especially if conditions deteriorate, and we may expose ourselves to unknown substantial risks. Furthermore, these assets could require additional management time and attention relative to assets with which we are more familiar. All of these factors increase our risk of loss.
We are subject to additional risks due to our international investments.
We have acquired real estate assets located outside of the United States and we may originate or acquire senior or subordinate loans made to borrowers located outside of the United States or secured by properties located outside of the United States. Our only international investments to date have been through our investment in the Griffin-American portfolio which includes properties in the United Kingdom and our Sponsor has limited expertise in international markets. Our existing international investments and any international investments we make in the future may be affected by factors peculiar to the laws of the jurisdiction in which the property or the borrower is located and these laws may expose us to risks that are different from or in addition to those commonly found in the United States. We may not be as familiar with the potential risks to our investments outside of the United States and we may incur losses as a result.
Our existing international investments and any international investments we make in the future could be subject to the following risks:

•
governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

•	translation and transaction risks relating to fluctuations in foreign currency exchange rates;

•	adverse market conditions caused by inflation or other changes in national or local political and economic conditions;

•	challenges of complying with a wide variety of foreign laws, including corporate governance, operations, taxes and litigation;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of borrowings resulting from varying national economic policies;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;

•
our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources would likely be subject to foreign taxes, withholding taxes, transfer taxes and value added taxes;

•	lack of uniform accounting standards (including availability of information in accordance with U.S. GAAP);

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•	changes in applicable laws and regulations in the United States that affect foreign operations; and

•	legal and logistical barriers to enforcing our contractual rights in other countries, including insolvency regimes, landlord/tenant rights and ability to take possession of the collateral.
Certain of these risks may be greater in emerging markets and less developed countries. Each of these risks might adversely affect our performance and impair our ability to make distributions to stockholders required to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with U.S. GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from operators or borrowers necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.
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
Additionally, healthcare-related securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. The value of commercial real estate securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the commercial real estate debt market as a whole. Additional risks may be presented by the type and use of a particular commercial property, such as special risks presented by hospitals, nursing homes, hospitality properties and certain other healthcare property types, as well as the general risks relating to the net operating income from and value of any commercial property. The exercise of remedies and successful realization of liquidation proceeds relating to healthcare-related securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover a portion or all of our investment. Ratings for healthcare-related securities can also adversely affect their value.
We are dependent on investments in a single industry, making our profitability more vulnerable to a downturn or slowdown in that sector than if we were targeting investments in multiple industries.
We expect to concentrate our investments within the mid-acuity senior housing sector of the healthcare real estate industry. As a result, we will be subject to risks inherent to investments in this sector of the healthcare real estate industry. A downturn or slowdown in the senior housing sector or the healthcare real estate industry generally would have a greater adverse impact on our business than if we were targeting investments in multiple industries or sectors of the healthcare real estate industry. Specifically, any downturn in the senior housing sector or the healthcare real estate industry could negatively impact the ability of our operators to make lease or loan payments to us as well as their ability to maintain rental and occupancy rates, which could adversely affect our business, financial condition and results of operations as well as our ability to make distributions to stockholders.

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
Some of our investments will be recorded at fair value but will have limited liquidity or will not be publicly traded. The fair value of these investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. If our determination regarding the fair value of these investments are materially different than the values that we ultimately realize upon their disposal, this could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
The price we pay for acquisitions of real property and the terms of our debt investments will be based on our projections of market demand, occupancy and rental income, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.
The price we pay for real property investments and the terms of our debt investments will be based on our projections of market demand, occupancy levels, rental income, the costs of any development, redevelopment or renovation of a property, borrower expertise and other factors. In addition, as the real estate market continues to strengthen with the improvement of the U.S. economy, we will face increased competition, which may drive up prices for real estate assets or make loan origination terms less favorable to us. If any of our projections are inaccurate or we ascribe a higher value to assets and their value subsequently drops or fails to rise because of market factors, returns on our investment may be lower than expected and could experience losses.
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
Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a fully match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially, which could harm our operating results, liquidity and financial condition.
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
Interest rate changes may also impact our net book value as our securities and hedge derivatives, if any, are marked to market each quarter. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.
Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our securities and therefore their value. For instance, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market and vice versa. This would have similar effects on our securities portfolio and our financial position and operations as a change in interest rates generally.
In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets or LIBOR capped floating rate assets would not change, which would adversely affect our profitability.
Our operating results depend in large part on differences between the income from our assets less our operating costs, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates may decrease our net income and fair value of our assets. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
Hedging against interest rate and currency exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to stockholders.
We may enter into swap, cap or floor agreements or pursue other interest rate or currency hedging strategies. Our hedging activity will vary in scope based on interest rate levels, currency exposure, the type of investments held and other changing market conditions. Interest rate and/or currency hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate and/or currency hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate and/or currency hedging may not correspond directly with the risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

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
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate and/or currency risks, unanticipated changes in interest rates or exchange rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
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
We may use short-term borrowings to finance our investments and we may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral, which could have an adverse impact on our results of operations.
While we expect to seek non-recourse, non-mark-to-market, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Any such short-term financing may also be recourse to us, which will increase the risk of our investments. We currently have one credit facility that provides for an initial capacity of $100.0 million with up to $200.0 million of potential capacity. We may obtain additional facilities and increase our lines of credit on existing facilities in the future. Our financing structures may economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios and other covenants. In the event that we are unable to meet the collateral obligations for our short-term financing arrangements, our financial condition could deteriorate rapidly.
We use leverage in connection with our investments, which increases the risk of loss associated with our investments.
We finance the origination and acquisition of a portion of our investments with our credit facilities, securitization financing transactions and other term borrowings, which may include repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our investments, on terms that parallel the maturities of the debt originated or acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to stockholders, for our operations and for future business opportunities. If alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the earnings that we can derive from the assets we originate or acquire.
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
As of December 31, 2014, our healthcare real estate portfolio had $76.0 million of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability and the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
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
In November 2013, we obtained a corporate credit facility with KeyBank National Association, which we refer to as our Facility. From time to time, we may borrow on our Facility to finance future activities. Our Facility contains affirmative and negative covenants, and initially provides for up to $100.0 million to finance our activities with up to $200.0 million of potential capacity upon satisfaction of certain conditions. We may borrow under our Facility to finance acquisitions of properties or origination of borrowings, as well as other limited purposes. Borrowings under our Facility and our other existing and future borrowings subject us to many risks, including the risks that:

•
our Facility is full recourse to us and we may enter into additional recourse borrowings in the future which obligate us to pay these borrowings even if the underlying collateral is insufficient to cover such recourse borrowings;

•	our cash flow from operations may be insufficient to make required payments of principal and interest;

•	our borrowings may increase our vulnerability to adverse economic and industry conditions;

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
Risks Related to Our Company
The loss of or the inability to obtain key investment professionals at our Sponsor or its affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investments.
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor or its affiliates, such as Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess, among others, each of whom would be difficult to replace. We cannot assure stockholders that Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess will continue to be associated with our Sponsor or its affiliates in the future. If any of these persons were to cease their association with us or our Sponsor or its affiliates, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.
Any adverse changes in our Sponsor’s financial health, the public perception of our Sponsor, or our relationship with our Sponsor or its affiliates could hinder our operating performance and the return on stockholders’ investment.
We have engaged our Advisor to manage our operations and our investments in healthcare real estate. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Sponsor and its affiliates as well as our Sponsor’s investment professionals in the identification and acquisition or origination of investments, the determination of any financing arrangement, the management of our assets and operation of our day-to-day activities.
Because our Sponsor is publicly-traded, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor could result in an adverse effect on fundraising in our Offering and our ability to acquire assets and obtain financing from third parties on favorable terms. In addition, NorthStar Realty committed to purchase an aggregate of $10.0 million of shares of our common stock (which includes the $2.0 million of shares purchased by NorthStar Realty, one of the NSAM Managed Companies, to satisfy the minimum offering amount in our initial public offering) during the three-year period following commencement of the initial public offering under certain circumstances in which our cash distributions exceed our modified funds from operations, or MFFO, in order to provide additional cash to support distributions to stockholders. On April 10, 2014, our board of directors extended the term of our distribution support agreement until August 7, 2015. NorthStar Realty has no obligation to extend the distribution support agreement further, however, and may determine not to do so. If NorthStar Realty cannot satisfy this commitment to us, or in the event that an affiliate of our Sponsor no longer serves as our Advisor, which would result in the termination of NorthStar Realty’s share purchase commitment, we would not have this source of capital available to us and our ability to pay distributions to stockholders would be adversely impacted. Any adverse changes in our Sponsor’s or NorthStar Realty’s financial condition or our relationship with our Sponsor, Advisor or NorthStar Realty and related affiliates could hinder our ability to successfully manage our operations and our portfolio of investments.

Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.
We rely on our Sponsor and its affiliates’ personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources.
We do not own the NorthStar name, but were granted a license by our Sponsor to use the NorthStar name. Use of the name by other parties or the termination of our license may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Pursuant to our advisory agreement, we were granted a non-exclusive, royalty-free license to use the name “NorthStar.” Under this license, we have a right to use the “NorthStar” name as long as our Advisor continues to advise us. Our Sponsor will retain the right to continue using the “NorthStar” name. We are unable to preclude our Sponsor from licensing or transferring the ownership of the “NorthStar” name to third parties, some of whom may compete against us. Consequently, we will be unable to prevent any damage to the goodwill associated with our name that may occur as a result of the activities of our Sponsor or others related to the use of our name. In addition, in the event the license is terminated, we will be required to change our name and cease using the “NorthStar” name. Furthermore, “NorthStar” is commonly used and our Sponsor’s right to use the name could be challenged, which could be expensive and disruptive with an uncertain outcome. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
While our Sponsor and NorthStar Realty, one of the NSAM Managed Companies, have incurred substantial costs and devoted significant resources to support our business, as of December 31, 2014, NorthStar Realty has only invested $2.9 million in us through the purchase by its subsidiary of 325,471 shares of our common stock including amounts related to its obligation under the distribution support agreement and our Sponsor has not acquired any shares of our common stock and has no obligation to do so in the future. Our Sponsor will have no exposure to loss in the value of our shares. Without this exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their sponsored companies.
Our Advisor’s platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure.
If our business grows substantially, our Advisor may need to make significant new investments in personnel and infrastructure to support that growth. Our Advisor may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations.
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
As a diversified commercial real estate company, our business is highly dependent on information technology systems, including systems provided by our Sponsor and third parties for which we have no control. Various measures have been implemented to manage our risks related to the information technology systems, but any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber attacks, natural disasters and defects in design.
Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt our business and harm our results of operations.
We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.
The use of estimates and valuations may be different from actual results, which could have a material effect on our consolidated financial statements.
We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability. Market volatility may make it difficult to determine the fair value for certain of our assets and liabilities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets and liabilities, the price we ultimately realize will depend on the demand and liquidity in the market at that time for that particular type of asset and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our consolidated financial statements.
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
Our ability to generate income and to make distributions may be adversely affected by the risks described in this Annual Report on Form 10-K and any document we file with the SEC. All distributions are made at the discretion of our board of directors, subject to applicable law, and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors may deem relevant from time-to-time. We may not be able to make distributions in the future.
Our ability to make distributions is limited by the requirements of Maryland law.
Our ability to make distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.
Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on:

•	the election or removal of directors;

•
amendment of our charter, except that our board of directors may amend our charter without stockholder approval to (i) increase or decrease the aggregate number of our shares of stock of any class or series that we have the authority to issue; (ii) effect certain reverse stock splits; and (iii) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation or dissolution;

•	certain reorganizations of our company, as provided in our charter; and

•	certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.
Pursuant to Maryland law, all matters other than the election or removal of a director must be declared advisable by our board of directors prior to a stockholder vote. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
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
Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of ERISA, including pension or profit sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal Revenue Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as “Benefit Plans”). If stockholders are investing the assets of any Benefit Plan, stockholders should consult with their own counsel and satisfy themselves that:

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

•	their investment will not impair the liquidity of the Benefit Plan;

•	their investment will not unintentionally produce unrelated business taxable income for the Benefit Plan;

•	stockholders will be able to value the assets of the Benefit Plan annually in accordance with the applicable provisions of ERISA and the Internal Revenue Code; and

•	their investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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
We expect that our common stock qualifies as publicly offered securities such that investments in shares of our common stock will not result in our assets being deemed to constitute “plan assets” of any Benefit Plan investor. If, however, we were deemed to hold “plan assets” of Benefit Plan investors: (i) ERISA’s fiduciary standards may apply to us and might materially affect our operations, and (ii) any transaction with us could be deemed a transaction with each Benefit Plan investor and may cause transactions into which we might enter in the ordinary course of business to constitute prohibited transactions under ERISA and/or Section 4975 of the Internal Revenue Code.
Stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of stockholders’ investment.
Stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450.0 million shares of capital stock, of which 400.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our board of directors may elect to: (i) sell additional shares in our Offering or future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) require NorthStar Realty to purchase shares pursuant to the distribution support agreement; (v) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (vi) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests after stockholders’ purchase in our Offering, stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our board of directors may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares being sold in our Offering. Additionally, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.
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

In addition, NorthStar Healthcare Income OP Holdings, LLC, or the Special Unit Holder, is an affiliate of our Advisor and, as the special limited partner in our operating partnership may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. In addition, through our sponsor’s long-term partnership with Mr. Flaherty, our Vice Chairman, Mr. Flaherty is entitled to receive one-third of any distributions received by the Special Unit Holder upon the disposition of certain of our operating partnership’s assets. The Special Unit Holder will only become entitled to the compensation after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to stockholders to the extent such return exceeds 6.75%.
Stockholders are limited in their ability to sell their shares of common stock pursuant to our share repurchase program, or our Share Repurchase Program. Stockholders may not be able to sell any of their shares of common stock back to us, and if they do sell their shares, they may not receive the price they paid upon subscription.
Our Share Repurchase Program may provide stockholders with an opportunity to have their shares of common stock repurchased by us after stockholders have held them for one year. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our Share Repurchase Program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently intend to limit the number of shares to be repurchased during any calendar year to no more than: (i) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional cash as may be reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate our Share Repurchase Program at any time upon ten-days’ notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten business days prior written notice. Therefore, stockholders may not have the opportunity to make a repurchase request prior to a potential termination of our Share Repurchase Program and stockholders may not be able to sell any of their shares of common stock back to us pursuant to our Share Repurchase Program. Moreover, if stockholders do sell their shares of common stock back to us pursuant to our Share Repurchase Program, they may not receive the same price they paid for any shares of our common stock being repurchased.
The terms of our Share Repurchase Program require us to repurchase shares at a price ranging from 92.5% to 100% of our Offering price until we establish an estimated value per share. If the actual net asset value, or NAV, of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
The terms of our Share Repurchase Program require us to repurchase shares at a price ranging from 92.5% to 100% of our Offering price until we establish an estimated value per share. Because the Offering price of our shares was based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete, the Offering price per share may reflect a significant premium to the actual NAV per share. In that event, the price at which we repurchase our shares might also reflect a premium to NAV. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
The Offering price for shares being offered in our Follow-on Offering was determined by our board of directors based upon a valuation of our assets and liabilities, estimated offering expenses and prevailing market conditions and may not be indicative of the price at which the shares would trade if they were listed on a national securities exchange, the amount realized in our sale, merger or liquidation or the amount a stockholder would realize in a private sale of shares.
The Offering price of the shares being offered in our Follow-on Offering was determined by our board of directors in the exercise of its business judgment based upon: (i) a review of the estimated value of our assets less the estimated value of our liabilities as of December 31, 2014; (ii) the estimated offering costs and other expenses associated with our Offering; and (iii) prevailing market conditions. As with any valuation methodology, the methodologies used to determine the Offering price in our Follow-on Offering are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values.
Although our board of directors relied on estimated values of our assets and liabilities and estimates of offering costs and other expenses in establishing the offering price for our Follow-on Primary Offering, the Offering price may bear little relationship to our book or asset value. In addition, the Offering price may not represent the price at which shares of our common stock would trade on a national securities exchange, the amount realized in our sale, merger or liquidation or the amount a stockholder would realize in a private sale of shares. The audit committee and our board of directors considered an estimated value of our assets and liabilities as of a specific date and such value is expected to fluctuate over time in response to future events, including but not limited to, changes to commercial real estate values, particularly healthcare-related commercial real estate, changes in market interest rates for commercial real estate debt investments, changes in capitalization rates, rental and growth rates, changes in laws or regulations impacting the healthcare industry, demographic changes, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on our common stock, repurchases of our common stock, changes in the number of shares of our common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and other factors specified under the “Risk Factors” section.
Further, although our board of directors established the Offering price for our Follow-on Primary Offering based upon an independent third party’s estimated net asset value per fully diluted share of our common stock outstanding as of December 31, 2014, the value per share of our common stock will certainly change over time as proceeds from our Offering are raised and deployed. We do not undertake to update the valuation, except as may be required by the Financial Industry Regulatory Authority, Inc., or FINRA, rules, or to change the price of our primary offering to reflect such changes. Additionally, we cannot assure you that the methodologies used to establish the offering price would be acceptable to FINRA or in compliance with ERISA guidelines with respect to their reporting requirements.
We used the most recent price paid to acquire a share in our Offering as the estimated value of our shares and intend to do so until we are required to disclose an estimated per share value of our common stock. We may be required or otherwise determine to disclose an estimated per share value of our common stock prior to the completion of our Offering and the purchase price stockholders pay for shares of our common stock in our Offering may be higher than such estimated per share value. The estimated per share value may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the price at which shares of our common stock would trade on a national securities exchange, the amount realized in our sale, merger or liquidation or the amount a stockholder would realize in a private sale of shares.
For the purposes of determining the estimated value of our shares, as of December 31, 2014, we used the most recent price paid to acquire a share in our Offering. The SEC has approved an amendment to NASD Rule 2340, which sets forth the obligations of FINRA members to provide per share values in customer account statements, and the rule takes effect on April 11, 2016. We may be required, due to rules adopted by FINRA, contractual obligations in the selling agreements between our participating broker-dealers and our dealer manager, or rules that may be adopted by the SEC or the states, to disclose, or otherwise determine to disclose, an estimated per share value of our shares based upon a valuation determined by, or with the assistance or confirmation of, an independent valuation firm prior to the completion of Offering. In connection with the disclosure of a new estimated per share value of our common stock, if we are engaged in an offering at that time, our board of directors may determine to modify the offering price of our shares, including the price at which the shares are offered pursuant to our DRP, and the purchase price stockholders pay for shares of our common stock may be higher than such estimated per share value. Furthermore, there is no guarantee that any such revised offering price per share would be equal to or greater than our current offering price of $10.20 per share and, as a result, stockholders may purchase shares of our common stock at a price in excess of any revised offering price that subsequent purchasers pay for our shares.
Any estimated per share value that we disclose in the future may not be an accurate reflection of the fair value of our assets and liabilities in accordance with U.S. GAAP, may not represent the price at which shares of our common stock would trade on a national securities exchange, the amount realized in our sale, merger or liquidation or the amount a stockholder would realize in a private sale of shares. In addition, any estimated per share value that we disclose in the future may not be the equivalent of the disclosure of a market price of a publicly traded REIT. As with any valuation methodology, the methodologies used to determine the estimated per share value will be based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values.
Because our Dealer Manager is an affiliate of our Advisor, stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings. The absence of an independent due diligence review increases the risks and uncertainty stockholders face.
Our Dealer Manager is an affiliate of our Advisor. Because our Dealer Manager is an affiliate of our Advisor, its due diligence review and investigation of us for our Offering cannot be considered to be an independent review. Therefore, stockholders do not have the benefit of an independent review and investigation of our Offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.

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
Our securities, like other public, non-traded REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations, such as FINRA, adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.
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
The above-referenced proceedings and related matters have resulted in increased regulatory scrutiny from the SEC, FINRA and state regulators regarding non-traded REITs. In October 2014, the SEC approved an amendment to NASD Rule 2340, which sets forth the obligations of FINRA members to provide per share values in customer account statements, and which may significantly affect the manner in which non-traded REITs, such as our company, raise capital. This amendment may cause a significant reduction in capital raised by non-traded REITs, which may cause a material negative impact on our ability to achieve our business plan and to successfully complete our Offering. In addition, the Obama administration has also proposed additional rules imposing fiduciary and other standards on sales practices of broker-dealers and the impact of any such rules, if adopted, although uncertain, could adversely affect the distribution of our securities.
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
Our Advisor and its affiliates perform services for us in connection with the selection, acquisition, origination, management and administration of our investments. We pay them substantial fees for these services, which results in immediate dilution to the value of stockholders’ investment and reduces the value of cash available for investment or distribution to stockholders. We may increase the compensation we pay to our Advisor subject to approval by our board of directors and other limitations in our charter, which would further dilute stockholders’ investment and the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our Offering and assuming a $10.20 purchase price for shares sold in our Follow-on Offering and a $9.69 purchase price for shares sold under our DRP, we estimate that we will use 86.4% to 89.6% of our gross Offering proceeds, and possibly less, for investments and the repurchase of shares of our common stock under our Share Repurchase Program.
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
We intend to use a majority of the proceeds of our Offering, after the payment of fees and expenses, in investment in the real estate equity investments, and the remaining proceeds for commercial real estate debt and healthcare-related securities. Our real estate equity investments focus on the mid-acuity senior housing sector, which we define as ALF, MCF, SNF and ILF, that have an emphasis on private pay patients. We could also acquire facilities that are entirely or significantly dependent on government funding. Our debt investments generally consist of first mortgage loans, subordinated loans, mezzanine loans, preferred equity investments and participations in such investments. The actual allocation between equity and debt investments cannot be determined at this time and could vary significantly depending, in part, upon the amount of financing we are able to obtain, if any, with respect to each asset class in which we invest, as well as other micro and macro market conditions.

However, because stockholders will be unable to evaluate the economic merit of assets before we invest in them stockholders will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. Furthermore, stockholders do not have the opportunity to evaluate potential operators of our properties or our potential borrowers before investing. These factors increase the speculative nature of an investment in our shares. To the extent we invest more in real estate equity investments than debt investments, the fees we pay to our Advisor will increase, which may limit our ability to pay distributions to you and lower your overall returns.
Our Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on stockholders’ investment.
We rely upon our Advisor and its affiliates and its strategic partners’ investment professionals, including Messrs. Hamamoto, Gilbert, Flaherty and Tylis, to identify suitable investments. The other NSAM Managed Companies also rely on Messrs. Hamamoto, Gilbert, Flaherty and Tylis for investment opportunities. Our Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we may hold the proceeds from our Offering in an interest-bearing account or invest the proceeds in short-term assets. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with our Offering and distributions.
Our Advisor may acquire assets where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. Our Advisor or its affiliates’ investment professionals face competing demands upon their time, including in instances when we have capital ready for investment and consequently we may face delays in execution. Therefore, delays in investing proceeds we raise from our Offering could impact our ability to generate cash flow for distributions or to achieve our investment objectives and lower overall returns.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor and our future operators.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor in the acquisition and origination of our investments, including the determination of any financing arrangements, as well as the performance of the future operators of our debt investments. In addition, we rely on our operators to manage the day-to-day operations of our senior housing and other healthcare facilities in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the facilities under their operational control in a manner so as not to jeopardize their operating license or regulatory statutes. Stockholders must rely entirely on the management abilities of our Advisor, the operators that our Advisor selects, the oversight of our board of directors, along with those of our operators. Additionally, we and our Advisor have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Advisor or its affiliates’ investment professionals might encounter in allocating investment opportunities among us, our Sponsor and any other NSAM Managed Companies, however, there is no assurance that the investment allocation policy will successfully eliminate the impact of any such conflicts. If our Advisor performs poorly and as a result is unable to originate and acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all. Similarly, if our future operators perform poorly, we may be unable to realize all cash flow associated with our real estate debt investments.
We have paid, and may continue to pay, distributions from sources other than our cash flow from operations, and consequently, we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offerings and we may do so in the future. Until the proceeds from our Offerings are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the year ended December 31, 2014, we declared distributions of $26.6 million compared to cash used in operations of $1.9 million. All distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty, one of the NSAM Managed Companies.
Pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, NorthStar Realty agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share (which includes the $2.0 million of shares purchased by NorthStar Realty to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 303,248 shares of our common stock as of December 31, 2014. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of the distribution support agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our NAV may be negatively impacted and stockholders’ overall return may be reduced.
If we raise substantial Offering proceeds in a short period of time, we may not be able to invest all of our Offering proceeds promptly, which may cause our distributions and stockholders’ investment returns to be lower than they otherwise would be.
The more shares we sell in our Offering, the greater our challenge is to invest all of our net Offering proceeds. The large size of our Offering increases the risk of delays in investing our net proceeds promptly and on attractive terms. Pending investment, the net proceeds of our Offering may be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on these investments, which affects the amount of cash available to make distributions to stockholders, has fluctuated in recent years and most likely will be less than the return obtainable from the type of investments in the healthcare real estate industry we seek to acquire or originate. Therefore, delays we encounter in the selection, due diligence and acquisition or origination of investments would likely limit our ability to pay distributions to stockholders and lower their overall returns.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we make and the value of stockholders’ investment in us will fluctuate with the performance of the specific assets we acquire.
Our Offering is being made on a “best efforts” basis, meaning that our Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares of our common stock in our Offering. As a result, the amount of proceeds we raise in our Offering may be substantially less than the amount we would need to create a diversified portfolio of investments. If we are unable to raise substantial funds in our Offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio increases. Further, we have certain fixed operating expenses, including certain expenses as a public reporting company, regardless of whether we are able to raise substantial funds in our Offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to stockholders.
Because we are dependent upon our Advisor and its affiliates to conduct our operations and we are also dependent upon our Dealer Manager and its affiliates to raise capital, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on stockholders’ investment.
We are dependent on our Advisor and its affiliates to manage our operations and our portfolio and we are also dependent upon our Dealer Manager and its affiliates to raise capital. Our Advisor and its affiliates depend upon the fees and other compensation or reimbursement of costs that they receive from us and its other managed companies in connection with the acquisition, origination, management and sale of assets to conduct their operations. Our Dealer Manager also depends upon the fees that it receives from us in connection with our Offering. Any adverse changes in the financial condition of our Advisor or its affiliates or our relationship with our Dealer Manager or its affiliates could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.
Our rights and the rights of stockholders to recover claims against our independent directors are limited, which could reduce stockholders’ and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that: (i) no director shall be liable to us or stockholders for monetary damages (provided that such director satisfies certain applicable criteria); (ii) we will indemnify non-independent directors for losses unless they are negligent or engage in misconduct; and (iii) we will indemnify independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to stockholders.
If we do not successfully implement a liquidity transaction, stockholders may have to hold their investments for an indefinite period.
Our charter does not require our board of directors to pursue a transaction providing liquidity to stockholders. If our board of directors determines to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. In addition, we are not restricted from effecting a liquidity transaction with an NSAM Managed Company, which may result in certain conflicts of interest. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert stockholders’ shares to cash easily, if at all, and could suffer losses on their investment in our shares.
If we internalize our management functions, stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Advisor’s assets and/or to directly employ the personnel our Advisor or its affiliates use to perform services for us. Pursuant to our advisory agreement, we may not pay consideration to acquire our Advisor unless all of the consideration is payable in shares of our common stock and held in escrow by a third party and not released to our Advisor (or an affiliate thereof) until certain conditions are met. The payment of such consideration could result in dilution of the interests of stockholders and could reduce the net income and MFFO attributable to our common stock.
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

Risks Related to Conflicts of Interest
The fees we pay to our Advisor and its affiliates in connection with our Offering and in connection with the origination, acquisition and management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
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
Our organizational documents do not prevent us from selling assets to our Advisor’s other managed companies or from paying our Advisor a disposition fee related to such a sale.
If we sell an asset to a managed company of our Advisor, our organizational documents would not prohibit us from paying our Advisor a disposition fee. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than one of its managed companies. Our charter does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a sale of our assets to one of its managed companies. As a result, our Advisor may earn a disposition fee despite the transaction not being the most favorable to us or stockholders.
Our executive officers and our Advisor or its affiliates’ key professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.
Our executive officers and the key investment professionals relied upon by our Advisor are also officers, directors and managers of certain of our Sponsor’s other managed companies. Mr. Flaherty, our Vice Chairman, is our Sponsor’s joint venture partner and serves as a member of our Advisor’s Investment Committee for healthcare real estate investments. In addition, Mr. Flaherty has an interest in AHI, which provides us with certain services in connection with our healthcare assets. Our Advisor and its affiliates and Mr. Flaherty, directly or indirectly, receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Advisor and its affiliates, including our Advisor’s Investment Committee. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our advisory agreement and our dealer manager agreement;

•	public offerings of equity by us, which entitle our Dealer Manager to dealer manager fees and will likely entitle our Advisor to increased acquisition fees and asset management fees;

•
acquisitions and originations of investments, which entitle our Advisor to acquisition fees and asset management fees and, in the case of acquisitions of investments from the other NSAM Managed Companies, might entitle affiliates of our Advisor to disposition fees in connection with services for the seller;

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

•
whether we seek approval to internalize our management, which may entail acquiring assets from our Sponsor (such as office space, furnishings and technology costs) and employing our Advisor or its affiliates’ professionals performing services for us for consideration that would be negotiated at that time and may result in these investment professionals receiving more compensation from us than they currently receive from our Advisor or its affiliates; and

•	whether and when we seek to sell our company or its assets, which would entitle the Special Unit Holder to a subordinated distribution.
The fees our Advisor receives in connection with transactions involving the acquisition or origination of an asset are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. In addition, the Special Unit Holder, an affiliate of our Advisor, may be entitled to certain distributions subject to our stockholders receiving a 6.75% cumulative, non-compounded annual pre-tax return. This may influence our Advisor and its affiliates’ key professionals to recommend riskier transactions to us. Additionally, after the termination of our Primary Offering, our Advisor has agreed to reimburse us to the extent total organization and offering costs borne by us exceed 15% of the gross proceeds raised in our Primary Offering. As a result, our Advisor may decide to extend our Offering to avoid or delay the reimbursement of these expenses.
In addition to the management fees we pay to our Advisor, we reimburse our Advisor for costs and expenses incurred on our behalf, including indirect personnel and employment costs of our Advisor and its affiliates and these costs and expenses may be substantial.
We pay our Advisor substantial fees for the services it provides to us and we also have an obligation to reimburse our Advisor for costs and expenses it incurs and pays on our behalf. Subject to certain limitations and exceptions, we reimburse our Advisor for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor. The costs and expenses our Advisor incurs on our behalf, including the compensatory costs incurred by our Advisor and its affiliates, can be substantial. There are conflicts of interest that arise when our Advisor makes allocation determinations. For the year ended December 31, 2014, our Advisor and Prior Advisor allocated $8.6 million in costs and expenses to us.  Our Advisor could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
Professionals acting on behalf of our Advisor face competing demands relating to their time and this may cause our operations and stockholders’ investment to suffer.
Professionals acting on behalf of our Advisor that perform services for us, including Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess, are also executive officers of certain of our Advisor or its affiliates’ other managed companies. As a result of their interests in other NorthStar entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Advisor and its affiliates, the other managed companies and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.
Our executive officers and our Advisor and its affiliates’ key investment professionals who perform services for us face conflicts of interest related to their positions and interests in our Advisor and its affiliates which could hinder our ability to implement our business strategy and to generate returns to stockholders.
Our executive officers and the key investment professionals of our Advisor and its affiliates, including members of our Advisor’s Investment Committee, who perform services for us may also be executive officers, directors and managers of our Advisor and its affiliates. In addition, Mr. Flaherty, our Vice Chairman, is our Sponsor’s joint venture partner and serves as a member of our Advisor’s Investment Committee for healthcare real estate investments. As a result, they owe duties to each of these entities, their members and limited partners and investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and stockholders. In addition, our Sponsor may grant equity interests in our Advisor and the Special Unit Holder to certain management personnel performing services for our Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.
Our Advisor faces conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce stockholders’ overall investment.
We rely on our Advisor or its affiliates’ investment professionals to identify suitable investment opportunities for our company as well as the other NSAM Managed Companies. Our investment strategy may be similar to that of, and may overlap with, the investment strategies of the other NSAM Managed Companies, as well as other companies, funds or vehicles that may be co-sponsored, co-branded and co-founded by, or subject to a strategic relationship between, our Sponsor or one of its affiliates, on the one hand, and a strategic or joint venture partner of our sponsor, or a partner, on the other, which we refer to collectively as the Strategic Vehicles. Therefore, many investment opportunities sourced by our Advisor or its affiliates or one or more of the partners that are suitable for us may also be suitable for other NSAM Managed Companies and/or Strategic Vehicles.
Our Advisor and its affiliates may allocate investment opportunities sourced by a partner directly to the associated Strategic Vehicle or, as applicable, among multiple associated Strategic Vehicles on a rotating basis, which we refer to as a Special Allocation. For all investment opportunities other than Special Allocations, our Advisor and its affiliates will allocate, in their sole discretion, each investment opportunity to one or more of the NSAM Managed Companies, including us, and, as applicable, Strategic Vehicles or our Sponsor, for which such investment opportunity is most suitable. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Advisor and its affiliates may consider include, without limitation, the following:

•	investment objectives, strategy and criteria;

•	cash requirements;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each entity;

•	anticipated cash flow of the asset to be acquired;

•	income tax effects of the purchase;

•	the size of the investment;

•	the amount of funds available;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of the NSAM Managed Company, if applicable;

•	affiliate and/or related party considerations; and

•	whether a Strategic Vehicle has received a Special Allocation.
If, after consideration of the relevant factors, our Advisor and its affiliates determine that an investment is equally suitable for more than one company, the investment will be allocated on a rotating basis. If, after an investment has been allocated to a particular company, including us, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Advisor and its affiliates, more appropriate for a different entity to fund the investment, our Advisor and its affiliates may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Advisor and its affiliates may determine to allow more than one NSAM Managed Company, including us, and/or a Strategic Vehicle to co-invest in a particular investment. In discharging their duties under the investment allocation, our Advisor and its affiliates endeavor to allocate all investment opportunities among the NSAM Managed Companies, the Strategic Vehicles and our Sponsor in a manner that is fair and equitable over time.
While these are the current procedures for allocating investment opportunities, our Sponsor or its affiliates may sponsor or co-sponsor, co-brand or co-found additional investment vehicles in the future and, in connection with the creation of such investment vehicles or otherwise, our Advisor and its affiliates may revise the investment allocation policy. The result of such a revision to the investment allocation policy may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by our Advisor and its affiliates and/or its partners, thereby reducing the number of investment opportunities available to us. Changes to the investment allocation policy that could adversely impact the allocation of investment opportunities to us in any material respect may be proposed by our Advisor and must be approved by our board of directors. In the event that our Advisor adopts a revised investment allocation policy that materially impacts our business, we will disclose this information in the reports we file publicly with the SEC, as appropriate.
The decision of how any potential investment should be allocated among us and other NSAM Managed Companies for which such investment may be most suitable may, in many cases, be a matter of highly subjective judgment which will be made by our Advisor and its affiliates in their sole discretion. Stockholders may not agree with the determination and such determination could have an adverse effect on our investment strategy. Our right to participate in the investment allocation process described above will terminate once we are no longer advised by our Advisor or its affiliates.
Our Dealer Manager may distribute future NSAM-sponsored programs or other offerings during our Offering and may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital and such conflicts may not be resolved in our favor.
Our Dealer Manager does and may in the future act as the dealer manager for other NSAM Managed Companies, such as NorthStar Income II, which is currently in the process of offering shares, and NorthStar/RXR, which had a registration statement declared effective by the SEC on February 9, 2015. In addition, future NSAM-sponsored programs may seek to raise capital through public offerings conducted concurrently with our Offering. Our Dealer Manager could also act as the dealer manager of offerings not sponsored by our Sponsor. As a result, our Dealer Manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Such conflicts may not be resolved in our favor and stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.
We may not realize the anticipated benefits of our Sponsor’s strategic partnerships and joint ventures.
Our Sponsor may enter into strategic partnerships and joint ventures. For instance, in January 2014, our Sponsor, which was a subsidiary of NorthStar Realty until the NSAM Spin-off, entered into a long-term partnership with James F. Flaherty III, former chairman and chief executive officer of HCP, Inc. (NYSE: HCP), focused on building a preeminent healthcare real estate business. In connection with the partnership, Mr. Flaherty oversees and seeks to grow the healthcare real estate portfolios of companies managed by our Sponsor and its affiliates, including NorthStar Realty and us, as our Vice Chairman. Our Sponsor and the NSAM Managed Companies, including us, may not realize the expected benefits of this partnership with Mr. Flaherty due to, among other things, the economic and overall conditions of the healthcare real estate industry, Mr. Flaherty’s ability to source new healthcare real estate investments with the returns we anticipate or at all or our Sponsor may become involved in disputes with Mr. Flaherty regarding the joint venture’s investments. In addition, either Mr. Flaherty or we could determine to end the strategic partnership at any time. Furthermore, a portion of the incentive fees to which Mr. Flaherty is entitled is based on our and NorthStar Realty’s existing healthcare real estate investments and is not contingent upon Mr. Flaherty’s performance regarding new healthcare real estate investments sourced by him. Such incentive fees may be substantial.
In addition, in December 2014, our Sponsor acquired an approximate 44% interest in AHI. Our Sponsor may not be able to realize the anticipated benefits of this joint venture. It may also subject us to additional risks and uncertainties, as we may be dependent upon, and subject to, liability, losses or reputational damage relating to systems, controls and personnel that are not under our Sponsor’s control. Where our Sponsor does not have a controlling interest, such as in AHI, it may not be able to take actions which are in our best interests due to a lack of full control. Furthermore, as AHI provides services to us, certain conflicts of interest will exist. Moreover, disagreements or disputes between our Sponsor and AHI could result in litigation, which could potentially distract our Sponsor or AHI from our business.
Certain of our Sponsor’s strategic partners or joint ventures may also have overlapping interests. For instance, Mr. Flaherty also acquired an interest in AHI. Any such overlapping interests may exacerbate potential conflicts or disputes.
Risks Related to Regulatory Matters and Our REIT Tax Status
We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, FINRA, the Internal Revenue Service, or the IRS, and other federal, state and local governmental bodies and agencies and state blue sky laws. These regulations are extensive, complex and require substantial management time and attention, particularly healthcare laws and regulations governing the operation of our healthcare properties. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in, among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also expect to have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. Our internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
The direct or indirect effects of the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. Although the U.S. Commodity Futures Trading Commission has not yet finalized certain requirements, many other requirements have taken effect, such as swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps and the mandatory trading of certain swaps on swap execution facilities or exchanges. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted and market practice develops, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs of entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act and the rules promulgated thereunder. The occurrence of any of the foregoing events may have an adverse effect on our business.
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
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Moreover, we take the position that general partnership interests in joint ventures structured as general partnerships are not considered securities at all and thus are not investment securities.
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
We must monitor our holdings and those of our operating partnership to ensure that they comply with the 40% test. Through our operating partnership’s wholly owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing real estate properties or otherwise originating or acquiring mortgages and other interests in real estate.
Most of these subsidiaries will rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). Qualification for exclusion from registration under the Investment Company Act will limit our ability to acquire or sell certain assets and also could restrict the time at which we may acquire or sell assets. For purposes of the exclusion provided by Section 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
We may in the future organize special purpose subsidiaries of the operating partnership that will borrow under or participate in government sponsored incentive programs to the extent they exist. We expect that some of these subsidiaries will rely on Section 3(c)(7) for their Investment Company Act exemption and, therefore, our operating partnership’s interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether the operating partnership passes the 40% test. Also, we may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC staff on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur.
The loss of our Investment Company Act exemption could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the value of our common stock.
On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, such as us, should continue to be allowed to rely on such an exclusion from registration. If the SEC or its staff takes action with respect to this exclusion, these changes could mean that certain of our subsidiaries could no longer rely on the Section 3(c)(5)(C) exclusion, and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exemption from registration as an investment company.
If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the value of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
Our Advisor is subject to extensive regulation, including as an investment adviser in the Unites States and as a fund services business in the Bailiwick of Jersey, which could adversely affect its ability to manage our business.
Certain of our Sponsor’s affiliates, including our Advisor, are subject to regulation as investment advisers and/or fund managers by various regulatory authorities that are charged with protecting the interests of our Advisor’s managed companies, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Advisor could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States or its registration as a fund services business in the Bailiwick of Jersey, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.
Our Advisor must continually address conflicts between its interests and those of its managed companies, including us. In addition, the SEC, the Jersey Financial Services Commission and other regulators have increased their scrutiny of potential conflicts of interest. However, appropriately dealing with conflicts of interest is complex and difficult and if our Advisor fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.
Certain provisions of Maryland law may limit the ability of a third party to acquire control of us.
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, our board of directors has by resolution opted out of the business combination provisions. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.
Our charter includes a provision that may discourage a person from launching a mini-tender offer for our shares.
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
Our failure to continue to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to stockholders.
We elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2013. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Furthermore, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
Complying with REIT requirements may force us to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time-to-time, we may generate taxable income greater than our net income (loss) for U.S. GAAP, due to among other things, amortization of capitalized purchase premiums, fair value adjustments and reserves. In addition, our taxable income may be greater than our cash flow available for distribution to stockholders as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for instance, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
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
We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans and repurchase agreements.
We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, including assets we have owned and past transactions, our REIT qualification could be jeopardized. For instance, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained therein, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Our mezzanine loans will typically not meet all of the requirements for reliance on this safe harbor. We have invested, and will continue to invest, in mezzanine loans in a manner that we believe will enable us to continue to satisfy the REIT gross income and asset tests.
In addition, we may enter into sale and repurchase agreements under which we may nominally sell certain of our mortgage assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for federal income tax purposes as the owner of the mortgage assets that are the subject of any such sale and repurchase agreement notwithstanding that we transferred record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to continue to qualify as a REIT could be adversely affected.
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
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to stockholders.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to stockholders. For instance:

•
In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose) to stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

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

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Code, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any domestic TRS of ours will be subject to federal corporate income tax on its income and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax.

•	We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.

•	We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.
We may fail to continue to qualify as a REIT if the IRS successfully challenges the valuation of our common stock used for purposes of our DRP.
In order to satisfy the REIT distribution requirements, the dividends we pay must not be “preferential.” A dividend determined to be preferential will not qualify for the dividends paid deduction. To avoid paying preferential dividends, we must treat every stockholder of a class of stock with respect to which we make a distribution the same as every other stockholder of that class, and we must not treat any class of stock other than according to its dividend rights as a class. For instance, if certain stockholders receive a distribution that is more or less than the distributions received by other stockholders of the same class, the distribution will be preferential. If any part of a distribution is preferential, none of that distribution will be applied towards satisfying our REIT distribution requirements.
Stockholders participating in our DRP receive distributions in the form of shares of our common stock rather than in cash. The purchase price per share under our Follow-on DRP is $9.69 per share. From and after our valuation date, the purchase price per share under our DRP will be 95% of the estimated value per share of our common stock, as determined by an independent appraisal of our assets and liabilities in accordance with FINRA rules. Pursuant to an IRS ruling, the prohibition on preferential dividends does not prohibit a REIT from offering shares under a distribution reinvestment plan at discounts of up to 5% of fair market value, but a discount in excess of 5% of the fair market value of the shares would be considered a preferential dividend. Any discount we offer is intended to fall within the safe harbor for such discounts set forth in the ruling published by the IRS. However, the fair market value of our common stock will not be susceptible to a definitive determination. If the purchase price under our DRP is deemed to have been at more than a 5% discount at any time, we would be treated as having paid one or more preferential dividends. Similarly, we would be treated as having paid one or more preferential dividends if the IRS successfully asserted that the value of the common stock distributions paid to stockholders participating in our DRP exceeded on a per-share basis the cash distribution paid to our other stockholders, which could occur if the IRS successfully asserted that the fair market value of our common stock exceeded the estimated value per share used for purposes of calculating the distributions under our DRP. If we are determined to have paid preferential dividends as a result of our DRP, we would likely fail to qualify as a REIT unless the IRS were to provide relief.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
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
Modification of the terms of our debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.
Our debt and healthcare‑related securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our debt and the mortgage loans underlying the healthcare‑related securities in which we may invest may be modified to avoid taking title to a property. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, or the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test.
IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.
Our acquisition of debt or healthcare-related securities investments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
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
To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property, but include loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure stockholders that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to a corporate income tax.
We also will not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to stockholders, in a year in which we are not profitable under U.S. GAAP principles or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. For instance, certain of our assets will be marked to market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to stockholders, in a year in which we are not profitable under U.S. GAAP or other economic measures.
We may distribute our common stock in a taxable distribution, in which case stockholders may sell shares of our common stock to pay tax on such distributions, and stockholders may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the

IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the full amount of the dividend, which is treated as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Our qualification as a REIT could be jeopardized as a result of our interest in joint ventures or investment funds.
We have acquired, and in the future may acquire, limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 39.6% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends.
The formation of any TRS lessees may increase our overall tax liability and transactions between us and any TRS lessee must be conducted on arm’s-length terms to not be subject to a 100% penalty tax on certain items of income or deduction.
We have formed a TRS lessee to lease our senior housing facilities that are “qualified health care properties.” Our TRS lessee will be subject to federal and state income tax on its taxable income, which will consist of the revenues from the senior housing facilities leased by the TRS lessee, net of the operating expenses for such properties and rent payments to us. Accordingly, the ownership of our TRS lessee will allow us to participate in the operating income from our properties leased to our TRS lessee on an after-tax basis in addition to receiving rent. The after-tax net income of the TRS lessee is available for distribution to us. The REIT rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will scrutinize all of our transactions with any TRS lessee to ensure that they are entered into on arm’s-length terms, but there can be no assurance that we will be able to comply to avoid application of the 100% excise tax.
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
We may lease certain of the senior housing facilities we acquire to our TRS lessee, which would contract with operators to manage the health care operations at those facilities. Our ability to use this TRS lessee structure may be limited by the ability of those senior housing facilities to qualify as “qualified health care properties” and the ability of the operators who our TRS lessee engages to manage the “qualified health care properties” to qualify as “eligible independent contractors.”
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
Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted (prospectively or retroactively) by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our shares of common stock.
Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our healthcare real estate property investments are a part of our healthcare real estate equity segment and are described under Item 1. “Business.” The following table presents information with respect to our properties, excluding properties owned through unconsolidated joint ventures, as of December 31, 2014 (dollars in thousands):

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Lease Expiration Date (3)	Gross Carrying Value(4)	Borrowings
Net Lease Portfolio
Bohemia, NY	73,000	128	100%	ALF	Aug-29	$33,200	$—
Cheektowaga, NY	81,953	100	100%	ALF	Oct-24	12,500	8,612
Clinton, CT	25,332	48	100%	MCF	Oct-24	10,500	6,269
Hauppauge, NY	84,000	119	100%	ALF	Aug-29	21,500	—
Islandia, NY	192,000	218	100%	ALF	Aug-29	47,700	—
Jericho, NY	55,000	105	100%	ALF	Aug-29	22,600	—
Leawood, KS	48,470	70	100%	ALF	Oct-23	8,000	—
Skaneateles, NY	13,233	14	100%	ALF	Oct-24	3,000	2,090
Smyrna, GA	26,500	56	100%	MCF	Oct-24	10,000	7,029
Spring Hill, KS	28,116	48	100%	ALF	Oct-23	7,000	—
RIDEA Portfolio
Denver, CO	131,062	183	97%	ALF	Jan-21	32,118	21,500
Frisco, TX	299,480	202	97%	ILF	Feb-21	39,729	20,000
Milford, OH	145,896	125	97%	ILF	Dec-20	15,979	10,500
	1,204,042	1,416				$263,826	$76,000
______________

(1)	Represents rooms for ALF and ILF and beds for MCF.

(2)	Classification based on predominant services provided, but may include other services.

(3)	Based on initial term.

(4)
Represents operating real estate before accumulated depreciation as presented in our consolidated financial statements and excludes amounts related to intangibles, if any. Refer to “Note 3. Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”

As of December 31, 2014, we had no property with a carrying value equal to or greater than 10% of our total assets. For the year ended December 31, 2014, gross revenues from two of our operators, Watermark Retirement Communities and Peregrine Health Management Company, were 48% and 10% of our total revenues, respectively.
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
We completed our Initial Offering on February 2, 2015 and all of the shares initially registered were issued. We began raising proceeds from our Follow-on Offering pursuant to an effective registration statement in our Follow-on Offering at a price of $10.20 per share in our “best efforts” Follow-on Primary Offering and a $9.69 purchase price for shares sold under our Follow-on DRP. There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board of directors will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board of directors does not have a stated term for evaluating a listing on a national securities exchange as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders.
In order for members of FINRA and their associated persons to participate in the offering and sale of our shares of common stock pursuant to FINRA Rule 2310, we disclose in each Annual Report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the estimated value of our shares was deemed to be $10.00 per share as of December 31, 2014 and until the effectiveness of our Follow-on Offering. The basis for this valuation is the fact that we were conducting a continuous, public offering of our common stock at the price of $10.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers) as of December 31, 2014.
On January 29, 2015, in connection with our Follow-on Offering, our board of directors established an offering price of $10.20 per share for shares sold in our Follow-on Primary Offering and $9.69 per share for shares sold in our Follow-on DRP. Our board of directors, including all of our independent directors, approved the offering price upon the recommendation of our board of director’s audit committee, which was responsible for the oversight of a valuation process that our board of directors determined to conduct in connection with establishing the offering price. The offering price was calculated with the assistance of our Advisor and based, in part, on an estimated net asset value per share obtained from Robert A. Stanger & Co., Inc., an experienced third-party independent valuation and consulting firm. The audit committee based its recommendation on a number of factors, including, but not limited to: (i) a review of the estimated value of our assets less the estimated value of our liabilities as of December 31, 2014; (ii) the estimated offering costs and other expenses associated with our Follow-on Offering; and (iii) prevailing market conditions. The offering price is not a statement of our current or expected estimated value per share, as our board of directors also took into consideration other factors and costs described above, which are included in the offering price to limit this offering’s potential dilutive impact to our existing stockholders. For additional information on the methodology used in calculating our Follow-on Offering price per share, refer to our Current Report on Form 8-K filed with the SEC on February 2, 2015 and Item 1A. of this Annual Report “Risk Factors—The Offering price for shares being offered in our Follow-on Offering was determined by our board of directors based upon a valuation of our assets and liabilities, estimated offering expenses and prevailing market conditions and may not be indicative of the price at which the shares would trade if they were listed on a national securities exchange, the amount realized in our sale, merger or liquidation or the amount a stockholder would realize in a private sale of shares.”
In addition, our Advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares of common stock.
We expect to establish an estimated value per share pursuant to amended FINRA Rules 2310 and 2340 by April 11, 2016 (the effective date of the amended rules). At that time, pursuant to the FINRA rules, we will provide the estimated value per share to our stockholders in our annual report. The estimated value per share of our common stock will be based upon the fair value of our assets less the fair value of our liabilities under market conditions existing at the time of the valuation. We will obtain independent third party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which will include an independent appraisal or valuation. A committee comprised of independent directors will be responsible for the oversight of the valuation process, including approval of the engagement of any third parties to assist in the valuation of assets, liabilities and unconsolidated investments. We anticipate that any property appraiser we engage will be a member of the Appraisal Institute with the MAI designation or such other professional valuation designation appropriate for the type and geographic locations of the assets being valued and will provide a written opinion, which will include a description of the reviews undertaken and the basis for such opinion. Any such appraisal will be provided to a participating dealer upon request. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations are estimates and consequently should not necessarily be viewed as an accurate reflection of the fair value of our investments nor will they necessarily represent the amount of net proceeds that would result from an immediate sale of our assets.
Stockholders
As of March 23, 2015, we had 24,443 stockholders of record.
Distributions
The following table summarizes distributions declared for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Distributions (1)
Period	Cash	DRP	Total
2014
First Quarter	$1,169	$1,393	$2,562
Second Quarter	2,070	2,504	4,574
Third Quarter	3,360	4,201	7,561
Fourth Quarter	5,298	6,646	11,944
Total	$11,897	$14,744	$26,641

2013
Second Quarter (2)	$45	$2	$47
Third Quarter	91	49	140
Fourth Quarter	535	590	1,125
Total	$671	$641	$1,312
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
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The purchase price per share under our Initial DRP was $9.50. In connection with its determination of the offering price for shares of our common stock in our Follow-on Offering, the board of directors determined that follow-on distributions may be reinvested in shares of our common stock at a price of $9.69 per share, which is approximately 95% of the offering price of $10.20 per share established for purposes of our Follow-on Offering. We expect to establish an estimated value per share pursuant to amended FINRA Rules 2310 and 2340 by April 11, 2016 (the effective date of the amended rules). At that time, pursuant to the FINRA rules, we will provide the estimated value per share to our stockholders in our annual report. No selling commissions or dealer manager fees are paid on shares issued pursuant to our DRP. Our board of directors may amend or terminate our DRP for any reason upon ten-days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP.
For the period from April 5, 2013 through December 31, 2014, we issued 1.3 million shares totaling $12.7 million of gross offering proceeds pursuant to our Initial DRP.
In December 2014, our board of directors authorized the reallocation of shares available under our Initial DRP to our Initial Primary Offering. We completed our Initial Offering on February 2, 2015 and all of the shares initially registered were issued.
Use of Proceeds from Registered Securities
On August 7, 2012, our registration statement on Form S-11 (File No. 333-170802), covering our Initial Offering of up to 110,526,315 shares of common stock was declared effective under Securities Act of 1933, as amended, or the Securities Act. We completed our Initial Offering on February 2, 2015 and all of the shares initially registered were issued.

We issued the following shares of common stock and raised the following gross proceeds in connection with our Initial Offering (dollars and shares in thousands):

	Year Ended		Inception through
	December 31, 2014		February 2, 2015 (1)
	Shares	Proceeds	Shares	Proceeds
Primary Offering	96,596	$963,579	108,551	$1,082,762
DRP	1,338	12,710	1,975	18,764
Total	97,934	$976,289	110,526	$1,101,526
_________________________________________________

(1)	Our Initial Offering was completed on February 2, 2015.
For the period from inception through March 23, 2015, we issued 111.6 million shares of common stock total gross proceeds of $1.1 billion pursuant to our Offering, including 2.3 million shares of common stock pursuant to our DRP, and 1.1 million shares of common stock representing gross proceeds of $10.7 million related to our Follow-on Offering.
From the commencement of our Initial Offering through December 31, 2014, we incurred $65.4 million in selling commissions, $28.8 million in dealer manager fees and $6.0 million in other offering costs in connection with the issuance and distribution of our registered securities and $77.3 million of these costs have been reallowed to third parties.
From the commencement of our Offering through December 31, 2014, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $876.0 million. From the commencement of our Offering through December 31, 2014, we used proceeds of $425.1 million to purchase real estate equity investments, $145.0 million to acquire and originate real estate debt investments and $22.5 million to pay our Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective August 7, 2012, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability, if the disability is deemed qualifying by our board of directors in their sole discretion and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Subject to funds being available, we will limit the number of shares redeemed pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. We will repurchase shares at 95% of the estimated value per share established for purposes of our Follow-on Offering, unless the shares are being repurchased in connection with a stockholder's death or qualifying disability.

For the three months ended December 31, 2014, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1 to October 31	1,514	$9.26	1,514	(1)
November 1 to November 30	—	—	—	(1)
December 1 to December 31	—	—	—	(1)
Total	1,514	$9.26	1,514
________________________

(1)
Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.

As of December 31, 2014, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2014, we did not issue any equity securities that were not registered under the Securities Act of 1933. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q.

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

	Years Ended December 31,
	2014	2013
	(Dollars in thousands, except per share data)
Operating Data:
Resident fee income	$14,511	$38
Rental income	8,038	488
Interest income	7,490	375
Total revenues	30,039	901
Total expenses	34,125	3,471
Equity in earnings (losses) of unconsolidated ventures	(12,127)	—
Net income (loss)	(14,979)	(2,570)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(14,945)	(2,560)
Net income (loss) per share of common stock, basic/diluted	$(0.38)	$(1.26)
Distributions declared per share of common stock	$0.68	$0.50

	As of December 31,
	2014	2013	2012
Balance Sheet Data:	(Dollars in thousands)
Cash	$267,672	$45,537	$202
Operating real estate, net	259,409	53,969	—
Investments in unconsolidated ventures	215,175	—	—
Real estate debt investments, net	146,267	11,250	—
Total assets	918,749	115,839	202
Total borrowings	76,000	18,282	—
Due to related party	755	1,141	—
Total liabilities	86,764	22,344	—
Total equity	831,985	93,495	202

	Years Ended December 31,
	2014	2013
Other Data:	(Dollars in thousands)
Cash flow provided by (used in):
Operating activities	$(1,920)	$(342)
Investing activities	(581,879)	(59,069)
Financing activities	805,934	104,746

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data” and risk factors included in Part I, Item 1A “Risk Factors” of this report. References to “we,’’ “us,’’ or “our’’ refer to NorthStar Healthcare Income, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We were formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, predominantly in the United States, which we define as ALF, MCF, SNF and ILF, that have an emphasis on private pay patients although many of these facilities may also rely on public pay patients. We may also invest in equity and debt investments in other healthcare property types, including MOB, hospitals and rehabilitation facilities. We may also invest internationally. In addition, we may acquire healthcare-related securities. We were formed in October 2010 as a Maryland corporation and commenced operations in February 2013. We elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
Our equity investments are generally in the form of lease or management transactions whereby we purchase a property and enter into a long-term lease or management agreement with an operator responsible for contractual payments to us. We enter into structures permitted by RIDEA, whereby we participate directly in the operational cash flow of a property. Our debt investments generally consist of first mortgage loans, subordinate mortgages, mezzanine loans, preferred equity investments and participations in such investments.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), or our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSHC Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary investment types are as follows:

•
Real Estate Equity - Our equity investments may include equity investments, directly or through joint ventures, backed by properties in the mid-acuity senior housing sector, predominantly in the United States, which we define as ALF, MCF, SNF and ILF that have an emphasis on private pay patients and may also include MOB, hospitals and rehabilitation facilities. Certain healthcare properties operate under the RIDEA structure generating resident income from short-term residential agreements and incur customary related operating expenses.

•
Real Estate Debt - Our debt investment business focuses on originating, acquiring and asset managing healthcare related debt investments and may include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests.

•	Healthcare-Related Securities - Our securities investments may include CMBS and other securities backed primarily by loans secured by healthcare properties.
We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital.
We initially registered to offer up to 100.0 million shares pursuant to our Initial Primary Offering and up to 10.5 million shares pursuant to our Initial DRP. In December 2014, our board of directors authorized the reallocation of 8.6 million shares available under our Initial DRP to our Initial Primary Offering. On February 2, 2015, we successfully completed our Initial Offering by raising $1.1 billion.

On February 6, 2015, our registration statement on Form S-11 was declared effective by the SEC for our Follow-on Offering, of up to $700.0 million, which includes up to $500.0 million in shares pursuant to our Follow-on Primary Offering and up to $200.0 million in shares pursuant to our Follow-on DRP. We reserve the right to reallocate shares of our common stock being offered between our Follow-on Primary Offering and our Follow-on DRP. We expect our Follow-on Offering to terminate on the earlier of two years following the effective date or once the maximum number of shares offered are sold. However, our board of directors may determine to terminate our Offering at any time. We began raising capital from our Follow-on Offering at the end of February 2015.
Our Dealer Manager serves as the dealer manager for our Primary Offering.
On February 11, 2013, we commenced operations by satisfying our minimum offering requirement in our Initial Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through March 23, 2015, we raised total gross proceeds of $1.1 billion pursuant to our Offering.
Sources of Operating Revenues and Cash Flows
We generate revenues from resident fees, rental income and interest income. Resident fee income from healthcare properties using the RIDEA structure is recorded when services are rendered and includes resident room and care charges and other resident charges. Rental income is generated from our real estate for the leasing of space to various types of healthcare operators/tenants. Interest income is generated from our debt and healthcare-related securities investments. Additionally, we report our proportionate interest of revenues and expenses from joint ventures which own healthcare real estate. We may also acquire investments which generate attractive returns without any leverage.
Profitability and Performance Metrics
We calculate FFO and MFFO (see “Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.
Outlook and Recent Trends
Liquidity and capital started to become more available in early 2012 for the commercial real estate markets to stronger sponsors and both Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. In late 2012, in order to stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets, which has facilitated keeping interest rates low since then.
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in 2013 and 2014, respectively, with industry experts currently predicting approximately $100 billion of non-agency CMBS issuance in 2015.
We believe the U.S. economy is on a healthy growth path and that the U.S. Federal Reserve is on track to begin raising rates in 2015. However, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their own problems with low inflation and slow growth.
Valuations in the commercial real estate markets have generally improved since bottoming out in 2009. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and are forecasted to continue to improve in 2015. However, global economic and political headwinds remain. For instance, global market instability and the risk that maturing commercial real estate debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the commercial real estate market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt will mature through 2018. While there is an increased supply of liquidity and improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
Virtually all commercial real estate property types were adversely impacted by the credit crisis and subsequent recession, while some such as land, condominium and other commercial property types were more severely impacted. Our commercial real estate equity, debt and securities investments, if any, could be negatively impacted by weak real estate markets and economic conditions. While the U.S. economy is stronger today, a return to weak economic conditions in the future could reduce a tenant’s/operator’s/resident’s ability to make payments in accordance with contractual terms and to lease or occupy new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow could be negatively affected.

After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded company industry has grown with approximately $16 billion raised in 2014. The $20 billion of total capital raised in 2013 included increased activity due to an unusually high amount of liquidity events. We anticipate capital flows to remain strong in 2015 given the recent momentum in the market. Due to generally positive market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities in the healthcare real estate sector. These investment opportunities have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that this will be the case.
Healthcare Markets
The healthcare real estate equity and finance markets tend to attract new equity and debt capital more slowly than more traditional commercial real estate property types because of barriers to entry for new investors or lenders to healthcare property owners. Investing in and lending to the healthcare real estate sector requires an in-depth understanding of the specialized nature of healthcare facility operations and the healthcare regulatory environment. While these competitive constraints may create opportunities for attractive investments in the healthcare property sector, they may also provide challenges and risks when seeking attractive financing terms for our investments.
We believe owners and operators of senior housing facilities and other healthcare properties are benefiting from demographic trends, specifically the aging of the U.S. population and the increasing demand for care for seniors outside of their homes. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. As healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare. Senior housing facilities, such as ALF, MCF, SNF and ILF, for which the staffing requirements and associated costs may be more desirable than higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings, provide care and support to residents in more cost effective settings. Improved supply and demand fundamentals, resulting from limited development of new medical office space during the recent economic downturn, the need for healthcare services for the aging population and new hospital system strategies have created attractive investment opportunities.  Our MOB portfolio focuses on on- and off-campus multi-tenant facilities which require active management and for which some or all of the associated operating expenses can be passed through to the tenants. Recent regulatory changes have created incentives for long-term acute-care hospitals and in-patient rehabilitation facilities to minimize patient lengths of stay and placed limits on the type of patient that can be admitted to these facilities. The growth in total demand for healthcare, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system. We periodically monitor federal and state reimbursement programs and assess any impact that changes in reimbursement levels or the timing of payments may have on the ability of our tenants/operators to meet their payment obligations.
Despite the growth in the industry and favorable market conditions, economic uncertainty may prevail weakening the market’s fundamentals and ultimately reducing a tenant’s/operator’s ability to make rent payments in accordance with the contractual terms of the lease or loan, as well as the possibility for reduced income for our operating investments. To the extent that market rental and occupancy rates decline, property-level cash flow could be negatively affected as existing leases renew at lower rates and over longer periods of time, the decreased cash flow impacts the value of underlying properties and the borrowers’ ability to service their outstanding loans.
Despite the barriers and constraints to investing in the senior housing sector, the demographics and other market dynamics are resulting in the sector becoming more attractive to investors. Merger and acquisition activity in the senior housing real estate market is currently robust and we expect it to remain so into the near term.
Our Strategy
Our primary business objectives are to make investments in our targeted assets that will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and as a result generally require the borrower, operator or us to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We, our borrower or owner, and possibly a guarantor, may be required to refill these reserves should they become deficient during the applicable period for any reason. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We believe that our Advisor and its affiliates have a platform that derives a competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market leading real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of acquiring and originating healthcare real estate-related investments. We believe that mid-acuity senior housing facilities provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities generally provide the broadest level of services to residents in a more cost-effective setting resulting in a longer length of stay for residents and less turnover in tenancy than can be provided in some other healthcare settings.
We began raising capital in 2013 and completed our Initial Offering on February 2, 2015, raising total gross proceeds of $1.1 billion and we will begin raising new equity through our Follow-on Offering, which was declared effective by the SEC on February 6, 2015.
The following table presents our investment activity in 2014 and from inception through December 31, 2014 (dollars in thousands):

	Year Ended	Inception through
	December 31, 2014	December 31, 2014
Investment Type:	Amount (1)	Amount (1)
Real estate equity	$895,455	$951,842
Real estate debt	134,637	145,887
Total	$1,030,092	$1,097,729
__________________________________

(1)
Includes net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Includes our proportionate interest in real estate held through joint ventures of $679.8 million.

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
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of December 31, 2014, we have not identified any VIEs related to our investments or financing.

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
Investments in Unconsolidated Ventures
Non-controlling, unconsolidated ownership interests in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. We expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which we consolidate the asset and we capitalize these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Operating Real Estate
We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful life of the assets. Construction costs incurred in connection with our investments are capitalized and included in operating real estate, net on our consolidated balance sheets. Construction in progress is not depreciated until the development is substantially completed. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations. We evaluate whether a real estate acquisition constitutes a business and whether business combination accounting is appropriate.
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

Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on our consolidated balance sheets. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property, as applicable. This revenue is accrued in the same period as the expenses are incurred.
We also generate operating income from healthcare properties under a RIDEA structure. Revenue related to healthcare properties includes resident room and care charges and other resident charges.
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
An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2014, we did not have any impaired real estate debt investments.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  When it becomes effective on January 1, 2017, the accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  We are in the process of evaluating the impact, if any, of the update on our consolidated financial statements and related disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Year Ended December 31, 2014 to December 31, 2013 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Resident fee income	$14,511	$38	$14,473	38,086.8%
Rental income	8,038	488	7,550	1,547.1%
Interest income	7,490	375	7,115	1,897.3%
Total revenues	30,039	901	29,138	3,234.0%

Expenses
Property operating expense	10,810	24	10,786	44,941.7%
Interest expense	2,981	98	2,883	2,941.8%
Transaction costs	3,405	1,570	1,835	116.9%
Asset management and other fees - related party	8,220	1,334	6,886	516.2%
General and administrative expenses	4,418	313	4,105	1,311.5%
Depreciation and amortization	4,291	132	4,159	3,150.8%
Total expenses	34,125	3,471	30,654	883.1%
Other income (loss)
Realized gain (loss)	(156)	—	(156)	N/A
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(4,242)	(2,570)	(1,672)	65.1%
Equity in earnings (losses) of unconsolidated ventures	(12,127)	—	(12,127)	N/A
Income tax benefit (expense)	1,390	—	1,390	N/A
Net income (loss)	$(14,979)	$(2,570)	$(12,409)	482.8%
On February 11, 2013, we commenced operations and subsequently made investments in real estate equity and debt.
Revenues
Resident Fee Income
Resident fee income increase of $14.5 million was attributable to new acquisitions in our real estate equity segment in 2014 and a full year of income for properties acquired in the fourth quarter 2013.
Rental Income
Rental income increase of $7.6 million was attributable to new acquisitions in our real estate equity segment in 2014 and a full year of income for properties acquired in the fourth quarter 2013.
Interest Income
Interest income increase of $7.1 million was attributable to new investments in our real estate debt segment in 2014.
Expenses
Property Operating Expenses
Property operating expenses increase of $10.8 million was attributable to new investments in our real estate equity segment in 2014 and a full year of expenses for properties acquired in the fourth quarter 2013.
Interest Expense
Interest expense increase of $2.9 million was primarily attributable to mortgage notes payable associated with new investments in our real estate equity segment in 2014 and a full year of interest expense attributable to new borrowings in the fourth quarter 2013.

Transaction Costs
Transaction costs primarily represented expenses such as professional fees associated with new real estate equity investments. Transaction costs increase of $1.8 million was related to new acquisitions in our real estate equity segment in 2014.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party were incurred in our corporate segment and increased $6.9 million primarily due to significantly higher invested equity in 2014.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $4.1 million was primarily attributable to increased operating costs in 2014.
Depreciation and Amortization
Depreciation and amortization expense increase of $4.2 million was primarily related to new acquisitions in our real estate equity segment in 2014 and a full year of depreciation and amortization for the properties acquired in the fourth quarter 2013.
Other Income (Loss)
Realized Gain (Loss)
Realized loss of $0.2 million related to the write-off of deferred financing costs due to repayment of a mortgage note payable.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures of $12.1 million included $2.1 million of operating and other income offset by $14.2 million related to transaction costs and depreciation and amortization expense.
Income Tax Benefit (Expense)
The income tax benefit for the year ended December 31, 2014 represents a net benefit of $1.4 million related to our healthcare portfolio operating under a RIDEA structure. The income tax expense for the year ended December 31, 2013 was an immaterial amount.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Subsequent to the completion of our Offering, our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings from mortgage notes, credit facilities, other term borrowings and securitization financing transactions.
Offering
From inception through March 23, 2015, we raised total gross proceeds of $1.1 billion.
On February 6, 2015, our registration statement on Form S-11 was declared effective by the SEC for our Follow-on Offering, of up to $700.0 million, which includes up to $500.0 million in shares pursuant to our Follow-on Primary Offering and up to $200.0 million in shares pursuant to our Follow-on DRP. We reserve the right to reallocate shares of our common stock being offered between our Follow-on Primary Offering and our Follow-on DRP. We expect our Follow-on Offering to terminate on the earlier of two years following the effective date or once the maximum number of shares offered are sold. However, our board of directors may determine to terminate our Offering at any time. We began raising capital from our Follow-on Offering at the end of February 2015.
We are dependent upon the net proceeds from our Offering to conduct our operations. We obtain the capital required to primarily acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments, directly or through joint ventures, in healthcare real estate and conduct our operations from the proceeds of our Offering and any future offerings we may conduct, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 23, 2015, we had $463.0 million of cash.

While we raised substantial funds through our Offering, the number and size of investments we make and the value of an investment in us may fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly offered REIT.
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75% of the cost of our investments, including cash and excluding indirect leverage held through our unconsolidated joint venture investments. As of December 31, 2014, our leverage as a percentage of our cost of investments was 12%. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, although it may exceed this level during our organization and offering stage.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our Advisor, our Prior Advisor and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors.
Term Loan Facility
We currently have one credit facility, or our Term Loan Facility, with initial capacity of up to $100.0 million and potential capacity of up to $200.0 million. Our Term Loan Facility allows us to finance real estate investments and first mortgage loans secured by healthcare real estate. The advance rate depends on asset type and characteristic and the interest rate depends on our leverage as a percentage of total assets, as defined in the governing documents. The initial maturity date of our Term Loan Facility is November 2016, with a one-year extension available at our option, subject to the satisfaction of certain customary conditions. Our Term Loan Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facility. As of December 31, 2014, we had no borrowings outstanding under our Term Loan Facility.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
Cash flow provided by (used in):	2014	2013
Operating activities	$(1,920)	$(342)
Investing activities	(581,879)	(59,069)
Financing activities	805,934	104,746
Net increase (decrease) in cash	$222,135	$45,335
Year Ended December 31, 2014 Compared to December 31, 2013
Net cash used in operating activities was $1.9 million for the year ended December 31, 2014 compared to $0.3 million for the year ended December 31, 2013. The increase in net cash flow used in operating activities was primarily related to an increase in fees paid to our Advisor for the acquisition and management of our investments, an increase in general and administrative expenses due to an increase in operational activity and an increase in interest expense due to additional borrowings on mortgage notes, partially offset by an increase in income generated from our real estate equity and debt investments.
Net cash used in investing activities was $581.9 million for the year ended December 31, 2014 compared to $59.1 million for the year ended December 31, 2013. The increase in net cash flow used in investing activities primarily related to an increase in our new real estate equity and debt investments.

Net cash provided by financing activities was $805.9 million for the year ended December 31, 2014 compared to $104.7 million for the year ended December 31, 2013. The increase in net cash provided by financing activities primarily related to an increase in net proceeds from the issuance of common stock through our Initial Offering and our borrowings from mortgage notes, partially offset by distributions paid on our common stock.
Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2014 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes payable	$76,000	$—	$2,406	$36,190	$37,404
Estimated interest payments (1)	13,372	2,572	5,101	4,414	1,285
Total (2) (3)	$89,372	$2,572	$7,507	$40,604	$38,689
_____________________________________

(1)
Estimated interest payments are based on the weighted average life of the borrowings. Applicable LIBOR benchmark plus the respective spread as of December 31, 2014 was used to estimate payments for our floating-rate borrowings.

(2)	Excludes construction related and other commitments for future development.

(3)
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf.  For such services, our Advisor receives management fees from us.  The table above does not include amounts due under the advisory agreement as those obligations do not have fixed and determinable payments.

Off-Balance Sheet Arrangements
We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 4. “Investments in Unconsolidated Ventures” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
We also entered into a limited guarantee with a maximum liability of up to $8.75 million in connection with our pending acquisition of the U.S.-based operations of Extendicare International Inc.
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
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. Our Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions.  References to our Advisor include our Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursements from us. Below is a description and table of the fees and reimbursements incurred to our Advisor.
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
Acquisition Fee
Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by us to acquire or originate investments, including acquisition expenses and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture) except with respect to real estate property and 2.25% of each real estate property acquired by us, including acquisition expenses and any financing attributable to an equity investment (or our proportionate share thereof in the case of an equity investment made through a joint venture). An acquisition fee paid to our Advisor related to the origination or acquisition of debt investments is included in debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to our Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on our consolidated balance sheets. We expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which we consolidate the asset and we capitalize these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Organization and Offering Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from our Primary Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $22.5 million, or 1.5% of the total proceeds available to be raised from our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us.
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP.

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the years ended December 31, 2014 and 2013 and the amount due to related party as of December 31, 2014 and 2013 (dollars in thousands):

		Years Ended December 31,		Due to Related Party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2014 (1)	2013	2014	2013
Fees to Advisor
Asset management	Asset management and other fees-related party	$3,406	$101	$6	$38
Acquisition (2)	Real estate debt investments, net/Investments in unconsolidated ventures/ Asset management and other fees-related party	21,215	1,346	245	564
Disposition (2)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor
Operating costs (3)	General and administrative expenses	3,795	189	12	164
Organization	General and administrative expenses	281	82	2	19
Offering (4)	Cost of capital (5)	4,489	1,549	490	356
Selling commissions / Dealer manager fees	Cost of capital (5)	83,655	10,561	—	—
Total				$755	$1,141
_____________________________

(1)	For the year ended December 31, 2014, the aggregate amount of fees and all other costs paid to our Advisor and Prior Advisor was $22.8 million and $10.8 million, respectively.

(2)
Acquisition/disposition fees incurred to our Advisor related to debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursement.

(3)
As of December 31, 2014, our Advisor and our Prior Advisor incurred unreimbursed operating costs on our behalf and $8.9 million is still allocable. For the year ended December 31, 2014, total operating expenses included in the 2%/25% Guidelines represented 2.0% of average invested assets and 67.5% of net loss without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(4)	As of December 31, 2014, our Advisor incurred unreimbursed offering costs in connection with our Follow-on Offering on our behalf and $0.6 million is still allocable.

(5)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2014, the ratio of offering costs to total capital raised was 10%.

NorthStar Realty Purchase of Common Stock
On April 10, 2014, our board of directors extended the term of our distribution support agreement, or our Distribution Support Agreement, until August 7, 2015. Pursuant to our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share during our Initial Offering and at $9.18 per share during our Follow-on Offering, if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of December 31, 2014, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 303,248 shares of our common stock for $2.7 million and $7.3 million remained outstanding under such commitment. For the years ended December 31, 2014 and 2013, NorthStar Realty purchased 69,857 and 233,391 shares of our common stock for $0.6 million and $2.1 million under such commitment, respectively. For the fourth quarter 2014, NorthStar Realty was not required to purchase shares in connection with our Distribution Support Agreement.
Investments in Joint Ventures
In May 2014, we, through a general partnership with NorthStar Realty, acquired a 5.6% interest in a $1.1 billion healthcare real estate portfolio and contributed $23.4 million of cash for our interest in the investment. The purchase was approved by our board of directors, including all of its independent directors.
In December 2014, we, through a general partnership with NorthStar Realty, acquired an interest in Griffin-American portfolio. We acquired an interest of 14.3% for $187.2 million in cash including our pro rata share of transaction costs. The purchase was approved by our board of directors, including all of our independent directors.

In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and us, our Sponsor acquired an approximate 44% interest in AHI and Mr. James F. Flaherty III, a strategic partner of our Sponsor and our Vice Chairman, acquired a 9.3% interest in AHI.  AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Realty.  In connection with our Sponsor’s acquisition of an interest in AHI, AHI provides certain management and related services, including property management, to our Advisor, NorthStar Realty and us. Initially, AHI provides such services to us only with respect to our interest in the Griffin-American portfolio and, following completion of our Offering and full investment of the proceeds, AHI may provide such services to a larger subset or all of our assets.  Consequently, AHI will assist our Advisor in managing the Griffin-American portfolio and other current and future healthcare assets owned by us and NorthStar Realty.
Recent Developments
Status of Offering
On February 2, 2015, we completed our Initial Offering and issued 110.5 million shares of common stock resulting in gross proceeds of $1.1 billion.
On February 6, 2015, the registration statement for our Follow-on Offering was declared effective by the SEC and we began raising capital at the end of the month. For the period from February 6, 2015 through March 23, 2015, we issued 1.1 million shares of common stock representing gross proceeds of $10.7 million.
In connection with the effectiveness of our Follow-on Offering, on February 6, 2015, we entered into a new dealer manager agreement with our Dealer Manager, on substantially similar terms to those in effect for our Initial Offering. In addition, we amended and restated our Distribution Support Agreement extending the term of the agreement until February 6, 2017.
Distribution Reinvestment Plan
In January 2015, we reallocated 8.6 million shares from our Initial DRP to our Initial Primary Offering. For the period from inception through March 23, 2015, we issued 2.3 million shares pursuant to our DRP.
Distributions
On March 3, 2015, our board of directors approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended June 30, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2015 through March 23, 2015, we repurchased 64,298 shares for a total of $0.6 million or a weighted average price of $9.88 per share under our Share Repurchase Program.
New Borrowings
On January 29, 2015, we obtained four mortgage notes to finance our operating real estate located in Long Island, New York. All closed on substantially similar terms and provide for an aggregate of $93.8 million of financing bearing interest at 3.99%. The mortgage notes payable are non-recourse and mature in January 2025.
New Investments
We, together with Formation Capital, LLC and Safanad Management Limited, agreed to acquire the U.S.-based operations of Extendicare International Inc., a $870.0 million portfolio consisting of 152 SNF and 6 ALF located across 12 states, with the largest concentrations in Indiana, Kentucky, Ohio, Michigan and Wisconsin. We may invest up to $165.0 million, including a $75.0 million mezzanine loan.
Term Loan Facility
On February 19, 2015, we amended the terms of our secured credit facility agreement, whereby our investments in unconsolidated joint ventures will be limited as a percentage of our consolidated total assets.
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

Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO, both of which are a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the NAREIT, as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
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
We define MFFO in accordance with the concepts established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for deferred tax benefit or expense, as applicable, as such items are not indicative of our operating performance. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. MFFO excludes from FFO the following items:

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
However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on debt investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains (losses) from acquisitions and dispositions and other adjustments listed above are not reported in MFFO, even though such realized gains (losses) and other adjustments could affect our operating performance and cash available for distribution. Stockholders should note that any cash gains generated from the sale of investments would generally be used to fund new investments. Any mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions.
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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Years Ended December 31,
	2014	2013
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(14,945)	$(2,560)
Adjustments:
Depreciation and amortization	4,291	132
Depreciation and amortization related to unconsolidated ventures	3,390	—
Depreciation and amortization related to non-controlling interests	(62)	—
Funds from operations	$(7,326)	$(2,428)
Modified funds from operations:
Funds from operations	$(7,326)	$(2,428)
Adjustments:
Acquisition fees and transaction costs	8,207	2,814
Straight-line rental (income) loss	(1,149)	(53)
Amortization of premiums, discounts and fees on investments and borrowings, net	906	31
Deferred tax (benefit) expense	(1,415)	—
Adjustments related to unconsolidated ventures	11,884	—
Adjustments related to non-controlling interests	(34)	(9)
Realized gain (loss)	156	—
Modified funds from operations	$11,229	$355
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the date of our first investment on April 5, 2013 through December 31, 2014, we paid distributions at an annualized distribution rate of 6.75% based on a purchase price of $10.00 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
	2014		2013
Distributions (1)
Cash	$11,897		$671
DRP	14,744		641
Total(2)	$26,641		$1,312

Sources of Distributions (1)
Funds from Operations(2)	$—	—%	$—	—%

Offering Proceeds - Distribution Support (3)	$629	2%	$100	8%
Offering Proceeds - Other	26,012	98%	1,212	92%
Total Offering Proceeds	$26,641	100%	$1,312	100%

Cash Flow Provided by (Used in) Operations	$(1,920)		$(342)
_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
For the period from the date of our first investment on April 5, 2013 through December 31, 2014, we declared $28.0 million in distributions. Cumulative funds from operations for the period from April 5, 2013 through December 31, 2014 were negative $9.8 million. No funds from operations were used to pay distributions for the years ended December 31, 2014 and 2013.

(3)	Excluding NorthStar Realty’s purchase of 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement.
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
Our debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, some of our floating-rate debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments. As of December 31, 2014, some of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $0.6 million annually.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. We had no fixed-rate debt investments as of December 31, 2014.

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
Credit Risk
Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2014, four debt investments each contributed more than 10% of interest income.
We are subject to the credit risk of the lessee of operators of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator’s business as well as an assessment of the strategic importance of the underlying real estate to the operator’s core business operations. Where appropriate, we may seek to augment the operator’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, approximately 1% of our operator revenues, excluding indirect operating revenues generated through our unconsolidated joint venture investments, are derived from government sources, notably Medicare or Medicaid. Previously announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.

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
We have audited the accompanying consolidated balance sheets of NorthStar Healthcare Income, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Healthcare Income, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York
March 27, 2015

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2014	2013
Assets
Cash	$267,672	$45,537
Restricted cash	8,706	1,883
Operating real estate, net	259,409	53,969
Investments in unconsolidated ventures (refer to Note 4)	215,175	—
Real estate debt investments, net	146,267	11,250
Receivables, net	10,161	947
Deferred costs and other assets, net	11,359	2,253
Total assets	$918,749	$115,839

Liabilities
Mortgage notes payable	$76,000	$18,282
Due to related party	755	1,141
Escrow deposits payable	2,385	1,795
Distribution payable	4,794	557
Accounts payable and accrued expenses	2,830	569
Total liabilities	86,764	22,344
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 97,971,587 and 10,985,230 shares issued and outstanding as of December 31, 2014 and 2013, respectively	980	110
Additional paid-in capital	875,205	97,055
Retained earnings (accumulated deficit)	(45,458)	(3,872)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	830,727	93,293
Non-controlling interests	1,258	202
Total equity	831,985	93,495
Total liabilities and equity	$918,749	$115,839

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and Shares in Thousands, Except Per Share Data)

	Years Ended December 31,
	2014	2013
Revenues
Resident fee income	$14,511	$38
Rental income	8,038	488
Interest income	7,490	375
Total revenues	30,039	901
Expenses
Property operating expenses	10,810	24
Interest expense	2,981	98
Transaction costs	3,405	1,570
Asset management and other fees - related party	8,220	1,334
General and administrative expenses	4,418	313
Depreciation and amortization	4,291	132
Total expenses	34,125	3,471
Other income (loss)
Realized gain (loss)	(156)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(4,242)	(2,570)
Equity in earnings (losses) of unconsolidated ventures	(12,127)	—
Income tax benefit (expense)	1,390	—
Net income (loss)	(14,979)	(2,570)
Net (income) loss attributable to non-controlling interests	34	10
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(14,945)	$(2,560)
Net income (loss) per share of common stock, basic/diluted	$(0.38)	$(1.26)
Weighted average number of shares of common stock outstanding, basic/diluted	39,805	2,026

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2014	2013
Net income (loss)	$(14,979)	$(2,570)
Comprehensive income (loss)	(14,979)	(2,570)
Comprehensive (income) loss attributable to non-controlling interests	34	10
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc.	$(14,945)	$(2,560)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	22	$—	$200	$—	$200	$2	$202
Net proceeds from issuance of common stock (refer to Note 7)	10,905	110	96,486	—	96,596	—	96,596
Issuance and amortization of equity-based compensation	23	—	32	—	32	—	32
Non-controlling interest - contributions	—	—	—	—	—	210	210
Distributions declared	—	—	—	(1,312)	(1,312)	—	(1,312)
Proceeds from distribution reinvestment plan	35	—	337	—	337	—	337
Net income (loss)	—	—	—	(2,560)	(2,560)	(10)	(2,570)
Balance as of December 31, 2013	10,985	$110	$97,055	$(3,872)	$93,293	$202	$93,495
Net proceeds from issuance of common stock	85,691	857	765,872	—	766,729	—	766,729
Issuance and amortization of equity-based compensation	8	—	60	—	60	—	60
Non-controlling interests - contributions	—	—	—	—	—	1,090	1,090
Shares redeemed for cash	(14)	—	(142)	—	(142)	—	(142)
Distributions declared	—	—	—	(26,641)	(26,641)	—	(26,641)
Proceeds from distribution reinvestment plan	1,302	13	12,360	—	12,373	—	12,373
Net income (loss)	—	—	—	(14,945)	(14,945)	(34)	(14,979)
Balance as of December 31, 2014	97,972	$980	$875,205	$(45,458)	$830,727	$1,258	$831,985

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(14,979)	$(2,570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	12,127	—
Depreciation and amortization	4,291	132
Straight-line rental income	(1,149)	(53)
Amortization of premium/accretion of discount on investments	141	—
Amortization of deferred financing costs	605	31
Amortization of equity-based compensation	60	32
Income tax benefit	(1,415)	—
Realized gain (loss)	156	—
Distributions from unconsolidated ventures (refer to Note 4)	199	—
Changes in assets and liabilities:
Restricted cash	(2,108)	(180)
Receivables, net	(980)	(64)
Other assets	(154)	(67)
Due to related party	(876)	785
Escrow deposits payable	570	1,044
Accounts payable and accrued expenses	1,592	568
Net cash provided by (used in) operating activities	(1,920)	(342)

Cash flows from investing activities:
Acquisition of operating real estate investments	(207,974)	(46,287)
Improvement of operating real estate investments	(1,524)	—
Origination of real estate debt investments	(20,024)	—
Acquisition of real estate debt investments	(120,521)	(11,250)
Investment in unconsolidated ventures (refer to Note 4)	(225,380)	—
Distributions from unconsolidated ventures (refer to Note 4)	3,458	—
Change in restricted cash	(4,472)	(428)
Other assets	(5,442)	(1,104)
Net cash provided by (used in) investing activities	(581,879)	(59,069)

Cash flows from financing activities:
Borrowing from mortgage notes	65,500	10,500
Repayment of mortgage notes	(7,782)	(31)
Payment of deferred financing costs	(2,612)	(1,114)
Change in restricted cash	(223)	(524)
Net proceeds from issuance of common stock	759,492	94,052
Net proceeds from issuance of common stock, related party	642	2,071
Shares redeemed for cash	(142)	—
Distributions paid on common stock	(22,404)	(755)
Proceeds from distribution reinvestment plan	12,373	337
Contributions from non-controlling interests	1,090	210
Net cash provided by (used in) financing activities	805,934	104,746

Net increase (decrease) in cash	222,135	45,335
Cash - beginning of period	45,537	202
Cash - end of period	$267,672	$45,537

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Years Ended December 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,750	$24
Cash paid for income taxes	21	—
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 7)	1,333	448
Subscriptions receivable, gross	8,758	921
Escrow deposits related to investments	46	729
Distribution payable	4,794	557
Conversion of real estate debt investment to investment in unconsolidated venture	5,387	—
Mortgage notes assumed	—	7,813
Accrued capital expenditures	228	—
Other liabilities	191	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar Healthcare Income, Inc. (the “Company”) was formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, predominantly in the United States, which the Company defines as assisted living (“ALF”), memory care (“MCF”), skilled nursing (“SNF”) and independent living (“ILF”) facilities that have an emphasis on private pay patients although many of these facilities may also rely on public pay patients. The Company may also invest in equity and debt investments in other healthcare property types, including medical office buildings (“MOB”), hospitals and rehabilitation facilities. The Company may also invest internationally. In addition, the Company may acquire healthcare-related securities. The Company was formed in October 2010 as a Maryland corporation and commenced operations in February 2013. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
The Company’s equity investments are generally in the form of lease or management transactions whereby the Company purchases a property and enters into a long-term lease or management agreement with an operator responsible for contractual payments to the Company. The Company enters into structures permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), whereby it participates directly in the operational cash flow of a property. The Company’s debt investments generally consist of first mortgage loans, subordinate mortgages, mezzanine loans, preferred equity investments and participations in such investments.
The Company is externally managed and has no employees. Prior to June 30, 2014, the Company was managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”). Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM) (the “Sponsor”). The Sponsor and its affiliates provide asset management and other services to the Company, NorthStar Realty, other sponsored public non-traded companies and any other companies the Sponsor and its affiliates may manage in the future (collectively, the “NSAM Managed Companies”), both in the United States and internationally. Concurrent with the spin-off, affiliates of the Sponsor entered into a new advisory agreement with the Company and each of the other NSAM Managed Companies. Pursuant to the Company’s advisory agreement, NSAM J-NSHC Ltd, an affiliate of the Sponsor (the “Advisor”), agreed to manage the day-to-day operations of the Company on terms substantially similar to those set forth in the Company’s prior advisory agreement with NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”). References to the “Prior Advisor” herein refer to the services performed by and fees paid and accrued to the Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on the Company’s operations.
Substantially all business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. An affiliate of the Sponsor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and has been issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of December 31, 2014 and 2013. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds to the Operating Partnership as a capital contribution. As of December 31, 2014, the Company’s limited partnership interest in the Operating Partnership was 99.9%.
The Company’s charter authorizes the issuance of up to 400.0 million shares of common stock with a par value of $0.01 per share and up to 50.0 million shares of preferred stock with a par value of $0.01 per share. The board of directors of the Company is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.
The Company initially registered to offer up to 100.0 million shares pursuant to the primary offering (the “Initial Primary Offering”) and up to 10.5 million shares pursuant to the distribution reinvestment plan (the “Initial DRP”), which are herein collectively referred to as the Initial Offering. In December 2014, the board of directors of the Company authorized the reallocation of 8.6 million shares available under the Initial DRP to the Initial Primary Offering. On February 2, 2015, the Company successfully completed its Initial Offering by raising $1.1 billion.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 6, 2015, the Company’s registration statement on Form S-11 was declared effective by the Securities and Exchange Commission (the “SEC”) for a follow-on public offering (the “Follow-on Offering”) of up to $700.0 million which includes up to $500.0 million in shares pursuant to its follow-on primary offering (the “Follow-on Primary Offering”) and up to $200.0 million in shares pursuant to its follow-on distribution reinvestment plan (the “Follow-on DRP”). The Company reserves the right to reallocate shares of its common stock being offered between the Follow-on Primary Offering and the Follow-on DRP. The Company expects the Follow-on Offering to terminate on the earlier of two years following the effective date or once the maximum number of shares offered are sold. However, the board of directors may determine to terminate the Offering at any time. The Company began raising capital from the Follow-on Offering at the end of February 2015.
The Initial Primary Offering and the Follow-On Primary Offering are collectively referred to as the Primary Offering and the Initial DRP and the Follow-on DRP as the DRP. Additionally, the Primary Offering and the DRP are collectively referred to as the Offering.
The Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), formerly a subsidiary of NorthStar Realty that became a subsidiary of the Sponsor upon completion of the spin-off, to serve as the dealer manager for the Primary Offering.
On February 11, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Initial Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through March 23, 2015, the Company raised total gross proceeds of $1.1 billion pursuant to the Offering.

2.	Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company did not have operations for the year ended December 31, 2012 and, therefore, does not present consolidated statements of operations or consolidated statements of cash flows for the respective period.
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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments and financings, as

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of December 31, 2014, the Company has not identified any VIEs related to its investments or financing.
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
Investments in Unconsolidated Ventures
Non-controlling, unconsolidated ownership interests in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. The Company expenses certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and comprehensive income (loss) attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
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
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (loss) (“OCI”).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Restricted Cash
Restricted cash consists of amounts related to operating real estate (escrows for taxes, insurance, capital expenditures, tenant/operator security deposits, payments required under certain lease agreements) and loan origination (escrow deposits).
Operating Real Estate
The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful life of the assets, summarized as follows:

Category:	Term:
Building	40 years
Building improvements	Lesser of the useful life or remaining life of the building
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture and fixtures	7 to 10 years
Construction costs incurred in connection with the Company’s investments are capitalized and included in operating real estate, net on the consolidated balance sheets. Construction in progress is not depreciated until the development is substantially completed. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations. The Company evaluates whether a real estate acquisition constitutes a business and whether business combination accounting is appropriate.
The following table presents future minimum rental income under leases and excludes income generated through the structure permitted by RIDEA as of December 31, 2014 (dollars in thousands):

Years Ending December 31:
2015	$13,108
2016	13,736
2017	14,474
2018	14,549
2019	14,913
Thereafter	134,800
Total	$205,580
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the year ended December 31, 2014, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. The Company expenses certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on the consolidated balance sheets. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property, as applicable. This revenue is accrued in the same period as the expenses are incurred.
The Company also generates operating income from healthcare properties under a RIDEA structure. Revenue related to healthcare properties includes resident room and care charges and other resident charges.
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
An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2014, the Company did not have any impaired real estate debt investments.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Organization and Offering Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs to exceed $22.5 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company records organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.
The Company maintains a taxable REIT subsidiary (“TRS”) which may be subject to U.S. federal, state and local income taxes and foreign taxes. In general, a TRS of the Company may perform non-customary services for tenants/operators/residents of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business. A TRS is subject to regular corporate income tax. The Company has established a TRS in a jurisdiction for which no taxes are assessed on corporate earnings. However, the Company must include in earnings the income from the TRS even if it has received no cash distributions.
Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. As of December 31, 2014, the Company recorded a $1.4 million deferred tax asset in deferred costs and other assets, net on the consolidated balance sheets due to the timing of contractual lease payments related to the Company’s healthcare RIDEA properties. The Company recorded $25,799 and an immaterial amount of current income tax expense for the years ended December 31, 2014 and 2013, respectively.
From time-to-time, the Company’s TRS may generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided by the Company’s healthcare facilities. Certain entities may be consolidated in the Company’s financial statements. All income taxes are accrued by the TRS in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.
The TRS entities may be subject to tax laws that are complex and potentially subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, the Company must make

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

judgments and interpretations about the application of these inherently complex tax laws. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews the tax balances of its TRS entities quarterly and as new information becomes available, the balances are adjusted as appropriate.
The Company has assessed its tax positions for all open tax years, which includes 2012 to 2014 and concluded there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as interest expense. The Company has not recognized any such amounts related to uncertain tax positions for the years ended December 31, 2014 and 2013.
Recent Accounting Pronouncements
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2014 and 2013 (dollars in thousands):

	As of December 31,
	2014	2013
Land	$20,035	$4,315
Buildings and improvements	235,544	48,020
Construction in progress	1,320	—
Furniture and fixtures	6,927	1,765
Subtotal	263,826	54,100
Less: Accumulated depreciation	(4,417)	(131)
Operating real estate, net	$259,409	$53,969
For the years ended December 31, 2014 and 2013, depreciation expense was $4.3 million and $0.1 million, respectively.
The following table summarizes operating real estate acquisitions for the year ended December 31, 2014 (dollars in thousands):

Acquisition Date	Type (1)	Portfolio		Amount (2) (3)	Properties	Units	Location	Financing	Equity (4)	Ownership Interest	Transaction Costs

Operating Real Estate - RIDEA
January 2014	ALF	Watermark		$34,532	1	183	Denver, CO	$21,500	$12,697	97%	$388
February 2014	ILF	Watermark		42,383	1	202	Frisco, TX	20,000	21,921	97%	418
Total				76,915	2	385		41,500	34,618		806

Operating Real Estate - Net Lease
February 2014	ALF	Peregrine	(5)	12,500	1	100	Cheektowaga, NY	8,612	4,304	100%	140
September 2014	ALF	Arbors	(6)	125,130	4	570	Long Island, NY	—	126,226	100%	1,612
Total				137,630	5	670		8,612	130,530		1,752

Grand Total				$214,545	7	1055		$50,112	$165,148		$2,558
_________________________________________________

(1)	Classification based on predominant services provided, but may include other services.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Includes net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(3)	Excludes the Company’s interest in properties held through unconsolidated joint ventures of $215.2 million.

(4)	Represents the Company’s share of equity.

(5)	In December 2014, the property was financed (refer to note 6).

(6)
Each facility in the Arbors Portfolio is 100% leased to Arcadia Management, Inc. (“Arcadia”) pursuant to a 15-year, cross-default net lease, whereby the tenant, Arcadia, is responsible for substantially all of the operating expenses at each facility. From acquisition in September 2014 through December 31, 2014, the Company recognized $0.7 million of net income from Arbors Portfolio.

The following table presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the individually significant acquisition during the year ended December 31, 2014 of the Arbors Portfolio, as if it occurred on January 1, 2013. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future and exclude transaction costs (dollars in thousands, expect per share):

	Years Ended December 31,
	2014	2013
Pro forma total revenues	$37,360	$11,523
Pro forma net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(9,825)	4,902
Pro forma net income (loss) per share of common stock, basic/diluted	$(0.25)	$2.42
The Company estimated the fair value of the assets and liabilities for all real estate acquired at the date of acquisition. The following table presents the preliminary allocation of purchase price of the operating real estate assets acquired and liabilities assumed for acquisitions in 2014 that continue to be subject to refinement upon receipt of all information (dollars in thousands):

Assets:
Land	$8,020
Buildings and improvements	113,830
Other assets acquired (1)	3,280
Total assets acquired	$125,130
Liabilities:
Other liabilities assumed (2)	$35
Total liabilities	35
Total NorthStar Healthcare Income, Inc. stockholders’ equity	125,095
Total equity	125,095
Total liabilities and equity	$125,130
____________________________________________________________

(1)	Primarily includes furniture and fixtures and accounts receivable.

(2)	Primarily includes deposits payable.
The following table presents the final allocation of the purchase price of the assets acquired and liabilities assumed or issued (including financing entered into contemporaneous with the acquisition) for acquisitions in 2013 and the first quarter of 2014 (dollars in thousands):

Assets:
Land	$12,015
Buildings and improvements	128,193
Other assets acquired (1)	3,665
Total assets acquired	$143,873
Liabilities:
Mortgage notes payable	$59,813
Other liabilities assumed (2)	1,563
Total liabilities	61,376
Total NorthStar Healthcare Income, Inc. stockholders’ equity	81,292
Non-controlling interests	1,205
Total equity	82,497
Total liabilities and equity	$143,873
____________________________________________________________

(1)	Primarily includes deferred costs and escrowed amounts, as applicable.

(2)	Primarily includes prepaid rent and security deposits.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investments in unconsolidated ventures, all of which are accounted for under the equity method.
Eclipse Joint Venture
In May 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), entered into a joint venture with an affiliate of Formation Capital, LLC to acquire an interest in a $1.1 billion healthcare real estate portfolio comprised of over 8,500 units/beds across 44 ALFs and 36 SNFs, located primarily in Florida, Illinois, Oregon and Texas (“Eclipse”). The Company contributed $23.4 million for a 5.6% interest in the joint venture. As of December 31, 2014, the carrying value of the Company’s investment was $20.7 million, including $1.3 million of capitalized acquisition costs. From acquisition through December 31, 2014, the Company recognized $0.7 million of equity in losses, of which $0.8 million represented operating and other income, offset by $1.5 million related to transaction costs and depreciation and amortization expense.
Envoy Joint Venture
In June 2014, the Company made a subordinate interest investment of $5.0 million which was exchanged for an 11.4% interest in a joint venture, in the form of a general partnership, with affiliates of Formation Capital, LLC and Safanad Management Limited (“Envoy”) in September 2014. The joint venture owns a $145.0 million portfolio, subject to certain earn-out provisions, of 14 SNFs comprised of 1,658 beds and located in Virginia, Maryland and Pennsylvania. As of December 31, 2014, the carrying value of the Company’s investment was $5.4 million, including $0.4 million of capitalized acquisition costs. From acquisition through December 31, 2014, the Company recognized $0.2 million of equity in earnings, of which $0.4 million represented operating and other income, offset by $0.2 million related to transaction costs and depreciation and amortization expense.
Griffin-American Joint Venture
In December 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), acquired an interest in Griffin-American Healthcare REIT II, Inc.’s (“Griffin-American”) healthcare real estate portfolio following completion of the merger of Griffin-American with and into a subsidiary of NorthStar Realty. In connection with the merger, the Company acquired a 14.3% interest in the joint venture for $187.2 million in cash, including a pro rata share of transaction costs. The Griffin-American joint venture portfolio includes 296 healthcare real estate properties located throughout the United States and in the United Kingdom, including 146 MOBs, 91 senior housing facilities, 45 SNFs and 14 hospitals. The portfolio includes 44 senior housing facilities in the United Kingdom, which represents 12% of the total portfolio.
As of December 31, 2014, the carrying value of the Company’s investment was $189.1 million, including $13.3 million of capitalized acquisition costs. From acquisition through December 31, 2014, the Company recognized $11.6 million of equity in losses, of which $0.9 million represented operating and other income, offset by $12.5 million related to transaction costs and depreciation and amortization expense.
Summarized Financial Data
The combined balance sheet and statement of operations for the unconsolidated ventures as of December 31, 2014 and from acquisition date through the year ended December 31, 2014 are as follows (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014		Year Ended December 31, 2014
Assets
Operating real estate, net	$4,827,678	Total revenues	$130,034
Other assets	818,866
Total assets	$5,646,544	Property operating expenses	62,949
		Transaction costs	81,065
Liabilities and equity		Interest expense	40,701
Mortgage notes payable	$3,778,599	Depreciation and amortization	36,156
Other liabilities	270,056	Total expenses	220,871
Equity	1,597,889
Total liabilities and equity	5,646,544	Net income (loss)	$(90,837)
Net investment in unconsolidated ventures	$215,175	Equity in earnings (losses) of unconsolidated ventures	$(12,127)
The Company did not have any unconsolidated ventures for the year ended December 31, 2013.

5.	Real Estate Debt Investments
The following table presents debt investments as of December 31, 2014 (dollars in thousands):

					Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value	Allocation by Investment Type (1)	Spread over LIBOR (2)	Total Unleveraged Current Yield
First mortgage loans (3)	2	$25,887	$25,887	17.7%	8.1%	8.3%	100.0%
Mezzanine loans	2	120,000	120,380	82.3%	10.2%	10.4%	100.0%
Total/Weighted Average	4	$145,887	$146,267	100.0%	9.8%	10.0%	100.0%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum London Interbank Offered Rate (“LIBOR”) rate, as applicable.

(3)	As of December 31, 2014, all first mortgage loans were subject to a minimum LIBOR rate (“LIBOR floor”) with the weighted average of 0.6%.
For the year ended December 31, 2014, the Company invested in three loans with a principal amount of $134.6 million.
The following table presents debt investment as of December 31, 2013 (dollars in thousands):

				Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value	Spread Over LIBOR (1)	Total Unleveraged Current Yield
First mortgage loan	1	$11,250	$11,250	8.0%	8.1%	100.0%
_____________________________________________

(1)	As of December 31, 2013, the first mortgage loan was subject to a LIBOR floor of 1.0%.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents maturities of debt investments based on principal amount as of December 31, 2014 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
Years Ending December 31:
2015	$—	$—
2016	131,250	—
2017	14,637	—
2018	—	11,250
2019	—	134,637
Thereafter	—	—
Total	$145,887	$145,887
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of December 31, 2014, the weighted average maturity, including extensions, of debt investments was 4.4 years.
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
As of December 31, 2014, all debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the year ended December 31, 2014, four debt investments each contributed more than 10% of interest income.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings
The following table presents borrowings as of December 31, 2014 and 2013 (dollars in thousands):

					December 31, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity		Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage notes payable
Athenaeum, NY (2)	Non-recourse	Dec-19		LIBOR + 3.5%	$2,090	$2,090	$—	$—
Cheektowaga, NY (2)	Non-recourse	Dec-19		LIBOR + 3.5%	8,612	8,612	—	—
Clinton, CT (2)	Non-recourse	Dec-19		LIBOR + 3.5%	6,269	6,269	7,782	7,782
Denver, CO	Non-recourse	Feb-21		LIBOR + 2.92%	21,500	21,500	—	—
Frisco, TX	Non-recourse	Mar-21		LIBOR + 3.04%	20,000	20,000	—	—
Milford, OH	Non-recourse	Dec-18	(3)	LIBOR + 3.35%	10,500	10,500	10,500	10,500
Peachtree, GA (2)	Non-recourse	Dec-19		LIBOR + 3.5%	7,029	7,029	—	—
Subtotal mortgage notes payable					76,000	76,000	18,282	18,282

Credit facilities
Term Loan Facility	Recourse	Nov-17	(4)	Various (5)	—	—	—	—

Grand Total					$76,000	$76,000	$18,282	$18,282
_____________________________________________________

(1)	Represents one-month LIBOR for Denver, CO and Frisco, TX and three-month LIBOR for the others.

(2)
During the fourth quarter 2014, the Company entered into one additional mortgage note payable with an aggregate commitment of up to $30.0 million, subject to certain conditions, secured by four healthcare real estate properties. As of December 31, 2014, the Company drew down $24.0 million of this commitment, of which $7.6 million was used to repay an existing mortgage note payable. The repayment resulted in a $0.2 million loss on extinguishment of the mortgage note payable due to the write-off of deferred financing costs.

(3)
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

(5)	The interest rate depends on the cumulative leverage of the Company and advance rate depend upon asset type and characteristics.
The following table presents scheduled principal on borrowings based on fully extended maturity as of December 31, 2014 (dollars in thousands):

Years Ending December 31:
2015	$—
2016	232
2017	2,174
2018	12,050
2019	24,140
Thereafter	37,404
Total	$76,000
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2014, the Company, through the Operating Partnership, amended the Term Loan Facility to increase the initial capacity to $100.0 million with up to $200.0 million of potential capacity. As of December 31, 2014, we had no borrowings outstanding under the Term Loan Facility.
As of December 31, 2014, the Company was in compliance with all of its financial covenants.

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
Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on behalf of the Company. The Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions.  References to the Advisor include the Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, the Advisor receives fees and reimbursements from the Company. Below is a description and table of the fees and reimbursements incurred to the Advisor.
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
Acquisition Fee
The Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the amount funded or allocated by the Company to acquire or originate investments, including acquisition expenses and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture) except with respect to real estate property and 2.25% of each real estate property acquired by the Company, including acquisition expenses and any financing attributable to an equity investment (or the proportionate share thereof in the case of an equity investment made through a joint venture). An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets The Company expenses certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Organization and Offering Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $22.5 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company.
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, the Company pays the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which are reallowed to participating broker-dealers. In addition, the Company pays the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Primary Offering, a portion of which is typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the years ended December 31, 2014 and 2013 and the amount due to related party as of December 31, 2014 and 2013 (dollars in thousands):

		Years Ended December 31,		Due to Related Party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2014	2013	2014	2013
Fees to Advisor
Asset management	Asset management and other fees-related party	$3,406	$101	$6	$38
Acquisition (1)	Real estate debt investments, net/Investments in unconsolidated ventures/ Asset management and other fees-related party	21,215	1,346	245	564
Disposition (1)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor
Operating costs (2)	General and administrative expenses	3,795	189	12	164
Organization	General and administrative expenses	281	82	2	19
Offering (3)	Cost of capital (4)	4,489	1,549	490	356
Selling commissions / Dealer manager fees	Cost of capital (4)	83,655	10,561	—	—
Total				$755	$1,141
____________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees - related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursement.

(2)	As of December 31, 2014, the Advisor and the Prior Advisor incurred unreimbursed operating costs on behalf of the Company and $8.9 million is still allocable.

(3)	As of December 31, 2014, the Advisor incurred unreimbursed offering costs in connection with the Follow-on Offering on behalf of the Company and $0.6 million is still allocable.

(4)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
On April 10, 2014, the board of directors of the Company extended the term of the distribution support agreement (the “Distribution Support Agreement”) until August 7, 2015. Pursuant to the Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share during the Initial Offering and at $9.18 per share during the Follow-on Offering, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of December 31, 2014, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 303,248 shares of the Company’s common stock for $2.7 million and $7.3 million remained outstanding under such commitment. For the years ended December 31, 2014 and 2013, NorthStar Realty purchased 69,857 and 233,391 shares of the Company’s common stock for $0.6 million and $2.1 million under such commitment, respectively. For the fourth quarter 2014, NorthStar Realty was not required to purchase shares in connection with the Distribution Support Agreement.
Investments in Joint Ventures
In May 2014, the Company, through a general partnership with NorthStar Realty, acquired a 5.6% interest in a $1.1 billion healthcare real estate portfolio and contributed $23.4 million of cash for its interest in the investment. The purchase was approved by the Company’s board of directors, including all of its independent directors.
In December, 2014, the Company, through a general partnership with NorthStar Realty, acquired an interest in Griffin-American portfolio. The Company acquired an interest of 14.3% for $187.2 million in cash including the Company’s pro rata

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

share of transaction costs. The purchase was approved by the Company’s board of directors, including all of its independent directors.
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and the Company, the Sponsor acquired an approximate 44% interest in American Healthcare Investors LLC (“AHI”) and Mr. James F. Flaherty III, a strategic partner of the Sponsor and the Company’s Vice Chairman, acquired a 9.3% interest in AHI.  AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by the Company and NorthStar Realty.  In connection with the Sponsor’s acquisition of an interest in AHI, AHI provides certain management and related services, including property management, to the Advisor, NorthStar Realty and the Company. Initially, AHI provides such services to the Company only with respect to its interest in the Griffin-American portfolio and, following completion of the Offering and full investment of the proceeds, AHI may provide such services to a larger subset or all of our assets.  Consequently, AHI will assist the Advisor in managing the Griffin-American portfolio and other current and future healthcare assets owned by the Company and NorthStar Realty.

8.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of December 31, 2014 the Company’s independent directors were granted a total of 30,000 shares of restricted common stock for an aggregate $270,000. The Company awarded 5,000 shares of restricted common stock on February 11, 2013 and 2,500 shares of restricted common stock on November 7, 2013 and June 13, 2014, respectively, to each of the Company’s three independent directors. The shares will generally vest over four years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $59,859 and $32,367 for the years ended December 31, 2014 and 2013 respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

9.	Stockholders’ Equity
Common Stock from Primary Offering
For the year ended December 31, 2014, the Company issued 85.7 million shares of common stock generating gross proceeds of $854.9 million. For the year ended December 31, 2013, the Company issued 10.9 million shares of common stock generating gross proceeds of $108.7 million. From inception through December 31, 2014, the Company issued 96.6 million shares of common stock, generating gross proceeds of $963.6 million.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share pursuant to the Initial DRP was $9.50. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. Pursuant to amended FINRA Rule 2310 which was recently approved by the SEC and is expected to be effective in 2016, the Company expects to establish an estimated value per share the later of: (i) within 150 days following the second anniversary of breaking escrow in February 2013 and (ii) the effective date of the new Rule, but in no event later than 18 months after the completion of its offering stage. The offering stage will be considered complete when the Company is no longer publicly offering equity securities through the Offering. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The Company will disclose the per share estimated value in a report under the Exchange Act of 1934, as amended, and in each annual report thereafter. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the year ended December 31, 2014, the Company issued 1.3 million shares of common stock totaling $12.4 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2013, the Company issued 35,495 shares of common stock totaling $0.3 million of gross offering proceeds pursuant to the DRP. From inception through December 31, 2014, the Company issued 1.3 million shares of common stock, generating gross offering proceeds of $12.7 million pursuant to the DRP.

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
The following table presents distributions declared for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Distributions (1)
Period	Cash	DRP	Total
2014
First Quarter	$1,169	$1,393	$2,562
Second Quarter	2,070	2,504	4,574
Third Quarter	3,360	4,201	7,561
Fourth Quarter	5,298	6,646	11,944
Total	$11,897	$14,744	$26,641

2013
Second Quarter (2)	$45	$2	$47
Third Quarter	91	49	140
Fourth Quarter	535	590	1,125
Total	$671	$641	$1,312
_________________________________________________

(1)
Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period. For the year ended December 31, 2014, 100% of distributions paid represent a return of capital.

(2)	Distributions from April 5, 2013 (date of the first investment) through June 30, 2013.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by the board of directors of the Company in its sole discretion and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the year ended December 31, 2014, the Company repurchased 14,354 shares of common stock for a total of $0.1 million at an average price of $9.92 per share. For the year ended December 31, 2013, the Company did not repurchase any shares pursuant to the Share Repurchase Program. As of December 31, 2014, there were no unfulfilled repurchase requests.

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the years ended December 31, 2014 and 2013 was an immaterial amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the years ended December 31, 2014 and 2013 was an immaterial amount.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014			December 31, 2013
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$145,887	$146,267	$153,001	$11,250	$11,250	$11,250
Financial liabilities: (1)
Mortgage notes payable	$76,000	$76,000	$75,293	$18,282	$18,282	$18,013
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company conducts its business through the following four segments, which are based on how management reviews and manages its business:

•
Real Estate Equity - Focused on equity investments, directly or through joint ventures, backed by properties in the mid-acuity senior housing sector, predominantly in the United States, which the Company defines as ALF, MCF, SNF and ILF that have an emphasis on private pay patients and may also include MOB, hospitals and rehabilitation facilities. Certain healthcare properties operate under the RIDEA structure generating resident income from short-term residential agreements and incur customary related operating expenses.

•
Real Estate Debt - Focused on originating, acquiring and asset managing healthcare-related debt investments and may include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests.

•
Healthcare-Related Securities - Focused on investing in and asset managing healthcare-related securities primarily consisting of commercial mortgage-backed securities and other securities backed primarily by loans secured by healthcare properties.

•	Corporate - The corporate segment includes corporate level asset management and other fees to related party and general and administrative expenses.
The Company primarily generates revenue from rental and resident fee income from real estate equity and interest income on the real estate debt investments. For the year ended December 31, 2014, gross revenues from two of the Company’s operators, Watermark Retirement Communities and Peregrine Health Management Company, were 48% and 10% of the Company’s total revenues, respectively. The Company’s income is also derived through the difference between net revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage. The following tables present segment reporting for the years ended December 31, 2014 and 2013 (dollars in thousands):

Statement of Operations:
Year ended December 31, 2014	Real Estate Equity	Real Estate Debt	Corporate (1)	Total
Rental and resident fee income	$22,549	$—	$—	$22,549
Interest income	—	7,490	—	7,490
Property operating expenses	10,810	—	—	10,810
Asset management and other fees-related party	—	—	8,220	8,220
Other expenses	9,159	36	5,900	15,095
Other income (loss)	(156)	—	—	(156)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	2,424	7,454	(14,120)	(4,242)
Equity in earnings (losses) of unconsolidated ventures	(12,127)	—	—	(12,127)
Income tax benefit (expense)	1,390	—	—	1,390
Net income (loss)	$(8,313)	$7,454	$(14,120)	$(14,979)

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations:
Year ended December 31, 2013	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental income	$488	$—	$—	$488
Interest income	—	375	—	375
Other revenue	38	—	—	38
Property operating expenses	24	—	—	24
Asset management and other fees-related party	—	—	1,334	1,334
Other expenses	1,460	2	651	2,113
Net income (loss)	$(958)	$373	$(1,985)	$(2,570)
_________________________________________________

(1)	Includes unallocated asset management fee—related party and general and administrative expenses, if any.
The following table presents total assets by segment as of December 31, 2014 and 2013 (dollars in thousands):

Balance Sheets:
	Real Estate Equity	Real Estate Debt	Corporate	Total
December 31, 2014:
Investments in unconsolidated ventures	$215,175	$—	$—	$215,175
Total Assets	489,711	147,419	281,618	918,748
December 31, 2013:
Total Assets	$57,521	$11,407	$46,911	$115,839

13.	Subsequent Events
Status of Offering
On February 2, 2015, the Company completed its Initial Offering and issued 110.5 million shares of common stock resulting in gross proceeds of $1.1 billion.
On February 6, 2015, the registration statement for the Follow-on Offering was declared effective by the SEC and the Company began raising capital at the end of the month. For the period from February 6, 2015 through March 23, 2015, the Company issued 1.1 million shares of common stock representing gross proceeds of $10.7 million.
In connection with the effectiveness of the Follow-on Offering, on February 6, 2015, the Company entered into a new dealer manager agreement with the Dealer Manager, on substantially similar terms to those in effect for the Initial Offering. In addition, the Company amended and restated the Distribution Support Agreement extending the term of the agreement until February 6, 2017.
Distribution Reinvestment Plan
In January 2015, the Company reallocated 8.6 million shares from the Initial DRP to the Initial Primary Offering. For the period from inception through March 23, 2015, the Company issued 2.3 million shares pursuant to the DRP.
Distributions
On March 3, 2015, the board of directors of the Company approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended June 30, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2015 through March 23, 2015, the Company repurchased 64,298 shares for a total of $0.6 million or a weighted average price of $9.88 per share under the Share Repurchase Program.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Borrowings
On January 29, 2015, the Company obtained four mortgage notes to finance its operating real estate located in Long Island, New York. All closed on substantially similar terms and provide for an aggregate of $93.8 million of financing bearing interest at 3.99%. The mortgage notes payable are non-recourse and mature in January 2025.
New Investments
The Company, together with Formation Capital, LLC and Safanad Management Limited, agreed to acquire the U.S.-based operations of Extendicare International Inc., a $870.0 million portfolio consisting of 152 SNF and six ALF located across 12 states, with the largest concentrations in Indiana, Kentucky, Ohio, Michigan and Wisconsin. The Company may invest up to $165.0 million, including a $75.0 million mezzanine loan.
Term Loan Facility
On February 19, 2015, the Company amended the terms of its secured credit facility agreement, whereby its investments in unconsolidated joint ventures will be limited as a percentage of its consolidated total assets.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Operating Real Estate
Clinton, CT	$6,269	$600	$9,900	$—	$600	$9,900	$10,500	$313	$10,187	Oct-13	40 years
Leawood, KS	—	900	7,100	—	900	7,100	8,000	231	7,769	Oct-13	40 years
Skaneateles, NY	2,090	400	2,600	—	400	2,600	3,000	80	2,920	Oct-13	40 years
Spring Hill, KS	—	430	6,570	—	430	6,570	7,000	208	6,792	Oct-13	40 years
Milford, OH	10,500	1,160	14,440	379	1,160	14,819	15,979	468	15,511	Dec-13	40 years
Smyrna, GA	7,029	825	9,175	—	825	9,175	10,000	250	9,750	Dec-13	40 years
Denver, CO	21,500	4,300	27,200	618	4,300	27,818	32,118	707	31,411	Jan-14	40 years
Cheektowaga, NY	8,612	300	12,200	—	300	12,200	12,500	277	12,223	Feb-14	40 years
Frisco, TX	20,000	3,100	35,874	755	3,100	36,629	39,729	899	38,830	Feb-14	40 years
Bohemia, NY	—	2,130	31,070	—	2,130	31,070	33,200	258	32,942	Sep-14	40 years
Hauppauge, NY	—	2,320	19,180	—	2,320	19,180	21,500	164	21,336	Sep-14	40 years
Islandia, NY	—	2,820	44,880	—	2,820	44,880	47,700	377	47,323	Sep-14	40 years
Westbury, NY	—	750	21,850	—	750	21,850	22,600	185	22,415	Sep-14	40 years
Total	$76,000	$20,035	$242,039	$1,752	$20,035	$243,791	$263,826	$4,417	$259,409
The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
	2014	2013
Beginning balance	$54,100	$—
Property acquisitions	207,974	54,100
Improvements	1,752	—
Ending balance	$263,826	$54,100
The following table presents changes in accumulated depreciation for the years ended December 31, 2014 and 2013 (dollars in thousands):

	As of December 31,
	2014	2013
Beginning balance	$131	$—
Depreciation expense	4,286	131
Ending balance	$4,417	$131

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2014
(Dollars in Thousands)

Asset Type:	Location / Description	Number	Interest Rate		Maturity Date (2)	Periodic Payment Terms (3)	Prior Liens (4)	Principal Amount	Carrying Value	Principal Amount of Loans Subject to Delinquent Principal or Interest
			Floating (1)	Fixed
First mortgage loans:
Cedar Creek	California/SNF	1	8.0%	—%	Mar-16	I/O	$—	$11,250	$11,250	$—
Dallastown/Newark	Pennsylvania / Delaware / SNF / ALF	1	8.3%	—%	Jan-17	I/O	—	14,637	14,637	—
Total/Weighted average		2	8.1%	—%			—	25,887	25,887	—

Mezzanine loans:
Sava	Various / SNF	1	10.3%	—%	Jun-16	I/O	865,000	75,000	75,391	—
Sava 2	Various / SNF / ALF	1	10.0%	—%	Oct-16	I/O	60,000	45,000	44,989	—
Total/Weighted average		2	10.2%	—%			925,000	120,000	120,380	—
Total		4	9.8%	—%			$925,000	$145,887	$146,267	$—
_______________________________________

(1)	Represents spread over one-month LIBOR except first mortgage loans that are subject to and include LIBOR floors ranging from 0.25% to 1.00%.

(2)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(3)	Interest Only, or I/O; principal amount due in full at maturity.

(4)	Represents only third-party liens.
Reconciliation of Carrying Value of Real Estate Debt (dollars in thousands):

	Years Ended December 31,
	2014	2013
Beginning balance	$11,250	$—
Additions:
Principal amount of new loans and additional funding on existing loans	134,637	11,250
Acquisition cost (fees) on new loans	1,513	113
Origination fees received on new loans	(992)	(113)
Deductions:
Amortization of acquisition costs, fees, premiums and discounts	(141)	—
Ending balance	$146,267	$11,250

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management established and maintains disclosure controls and procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

(b)	Changes in Internal Control over Financial Reporting.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
Item 9B. Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance*
Item 11.    Executive Compensation*
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.    Certain Relationships and Related Transactions and Director Independence*
Item 14.    Principal Accountant Fees and Services*
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to our 2015 Annual Meeting of Stockholders, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act, no later than 120 days after the end of our fiscal year ended December 31, 2014.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013
Consolidated Statements of Equity for the years ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2014
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2014

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

4.1	Form of Subscription Agreement (filed as Exhibit 4.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-199125) and incorporated herein by reference)
4.2	Distribution Reinvestment Plan (filed as Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-199125) and incorporated herein by reference)
10.1	Advisory Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 and incorporated herein by reference)
10.2
Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.3
First Amendment to Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.4
Second Amendment to Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.4 to Post Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.5
NorthStar Healthcare Income, Inc. Amended and Restated Long Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 4, 2013 and incorporated herein by reference)

10.6	Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on February 4, 2013 and incorporated herein by reference)
10.7
Form of Restricted Stock Award Certificate (filed as Exhibit 10.6 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.8
Form of Fourth Amended and Restated Distribution Support Agreement, by and between NorthStar Realty Finance Corp. and NorthStar Healthcare Income, Inc. (filed as Exhibit 10.8 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-199125 and incorporated herein by reference)

10.9
Form of Indemnification Agreement (filed as Exhibit 10.8 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.10
Credit Agreement, dated as of November 13, 2013, by and among NorthStar Healthcare Income Operating Partnership, LP, KeyBank National Association, the other lending institutions which are parties thereto and the other lending institutions that may become parties thereto (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

10.11
First Amendment to Credit Agreement and Other Loan Documents, dated as of February 28, 2014, by and among NorthStar Healthcare Income Operating Partnership, LP, NorthStar Healthcare Income, Inc. and KeyBank National Association (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference)

10.12
Second Amendment to Credit Agreement and Other Loan Documents, dated as of August 29, 2014, by and among NorthStar Healthcare Income Operating Partnership, LP, NorthStar Healthcare Income, Inc. and Key Bank National Association (filed as Exhibit 10.12 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.13
Unconditional Guaranty of Payment and Performance, dated as of November 13, 2013, made by NorthStar Healthcare Income, Inc. and each additional guarantor that may become a party thereto in favor of KeyBank National Association (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

10.14
Mortgage Participation Agreement, dated as of April 5, 2013, by and between NRFC Cedar Creek Holdings, LLC, NRFC Cedar Creek Holdings, LLC and NS Healthcare Loan Holdings LLC (filed as Exhibit 10.10 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.15
First Amendment to Mortgage Participation Agreement, dated as of June 28, 2013, by and between NRFC Cedar Creek Holdings, LLC, NRFC Cedar Creek Holdings, LLC and NS Healthcare Loan Holdings LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

10.16
Second Amendment to Mortgage Participation Agreement, dated as of August 2, 2013, by and between NRFC Cedar Creek Holdings LLC, NRFC Cedar Creek Holdings, LLC and NS Healthcare Loan Holdings, LLC (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

10.17
Third Amendment to Mortgage Participation Agreement, dated as of August 16, 2013, by and between NRFC Cedar Creek Holdings LLC, NRFC Cedar Creek Holdings, LLC and NS Healthcare Loan Holdings, LLC (filed as Exhibit 10.13 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.18
Termination of Mortgage Participation Agreement, dated as of September 13, 2013, by and between NRFC Cedar Creek Holdings LLC and NS Healthcare Loan Holdings, LLC (filed as Exhibit 10.14 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.19
Membership Interest Purchase and Sale Agreement, dated as of October 29, 2013, by and between NorthStar Realty Healthcare, LLC, NRFC Blackhawk Holdings, LLC and NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.15 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.20
Membership Interest Purchase and Sale Agreement, dated as of October 29, 2013, by and between NorthStar Realty Healthcare, LLC, NRFC Grace Gardens Holdings, LLC, Hilltopper Assisted Living, LLC and NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.16 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.21
Membership Interest Purchase and Sale Agreement, dated as of October 31, 2013 by and between NorthStar Realty Healthcare, LLC, NRFC Clinton Holdings, LLC and NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.17 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.22
Commercial Loan Agreement, dated as of June 3, 2013, between Webster Bank, National Association, NRFC Clinton Holdings, LLC and Peregrine Way of CT, LLC (filed as Exhibit 10.18 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.23
Commercial Term Note, dated as of June 3, 2013, for NRFC Clinton Holdings, LLC paying to the order of Webster Bank, National Association (filed as Exhibit 10.19 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.24
Open-End Mortgage Deed, Security Agreement and Assignment, dated as of June 3, 2013, made by NRFC Clinton Holdings, LLC to Webster Bank, National Association (filed as Exhibit 10.20 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.25
Assignment of Leases and Rents, dated as of June 3, 2013, by NRFC Clinton Holdings, LLC to Webster Bank, National Association (filed as Exhibit 10.21 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.26
Security Agreement, dated June 3, 2013, by and between NRFC Clinton Holdings, LLC and Webster Bank, National Association (filed as Exhibit 10.22 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.27
Environmental Indemnification Agreement, dated as of June 3, 2013, by and among NRFC Clinton Holdings, LLC, Peregrine Way of CT, LLC and Webster Bank, National Association (filed as Exhibit 10.23 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.28
Pledge Agreement, dated as of June 3, 2013, by and between NRFC Clinton Holdings, LLC, Peregrine Way of CT, LLC and Webster Bank, National Association (filed as Exhibit 10.24 to Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.29
Limited Liability Company Agreement of Watermark Aqua Operator, LLC, dated as of December 27, 2013, by and between Watermark Aqua Investments, LLC and Aqua Operations NT-HCI, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.30
Purchase and Sale Agreement, dated as of November 19, 2013, by and between Wells Fargo Bank, National Association and Aqua Property NT-HCI, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.31
First Amendment to Purchase and Sale Agreement, dated as of December 18, 2013, by and between Wells Fargo Bank, National Association and Aqua Property NT-HCI, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.32
Second Amendment Purchase and Sale Agreement, dated as of December 23, 2013, by and between Wells Fargo Bank, National Association and Aqua Property NT-HCI, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.33
Management Agreement, dated as of December 27, 2013, by and between Watermark Pinebrook LLC and Watermark Retirement Communities, Inc. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.34
Loan Agreement, dated as of December 27, 2013, by and between General Electric Capital Corporation, Watermark Pinebrook Owner, LLC and Watermark Pinebrook LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.35
Promissory Note, dated as of December 27, 2013, by and between Watermark Pinebrook Owner, LLC and GE Capital Bank (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.36
Open End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of December 27, 2013, by Watermark Pinebrook Owner, LLC to General Electric Capital Corporation (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.37
Contribution Agreement, dated as of December 27, 2013, by and between NorthStar Healthcare Income Operating Partnership, LP, David Freshwater, The Diana and David Freshwater Living Trust U/D/T dated January 20, 2004, David Barnes and The Barnes Family Revocable Trust U/D/T dated November 15, 2007 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.38
Assignment and Assumption of Purchase and Sale Agreement, dated December 31, 2013, by and between The Freshwater Group, Inc., Watermark Harvard Square Owner, LLC and Watermark Harvard Square AP, LLC (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.39
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of August 27, 2013, by and among Harvard Square, LLC, LDEV, LLC and The Freshwater Group, Inc. (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.40
Twelfth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of December 27, 2013, by and among Harvard Square, LLC, LDEV, LLC and The Freshwater Group, Inc. (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.41
Thirteenth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of December 30, 2013, by and among Harvard Square, LLC, LDEV, LLC and The Freshwater Group, Inc. (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.42
Agreement of Sale, dated December 27, 2013, by and between Vinings Senior Real Estate, LLC, Peregrine Way of GA, LLC and Golden Grove NT-HCI, LLC (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on January 3, 2014 and incorporated herein by reference)

10.43
Assignment and Assumption of Purchase and Sale Agreement, dated January 15, 2014, by and between The Freshwater Group, Inc. and Watermark Parkview Owner, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014 and incorporated herein by reference)

10.44
Purchase and Sale Agreement, dated October 31, 2013, by and between The Freshwater Group, Inc. and Parkview Frisco, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 21, 2014 and incorporated herein by reference)

10.45
Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated January 10, 2014, by and between The Freshwater Group, Inc. and Parkview Frisco, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 21, 2014 and incorporated herein by reference)

10.46
Fifth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated January 14, 2014, by and between The Freshwater Group, Inc. and Parkview Frisco, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 21, 2014 and incorporated herein by reference)

10.47
Management Agreement, dated February 5, 2014, by and between Watermark Retirement Communities, Inc. and Watermark Parkview, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.48
Seniors Housing Loan and Security Agreement, dated February 5, 2014, by and between Watermark Parkview Owner, LLC and CBRE Capital Markets, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.49
Multifamily Note (CME), effective February 5, 2014, by Watermark Parkview Owner, LLC to pay CBRE Capital Markets, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.50
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, effective February 5, 2014, by and between Watermark Parkview Owner, LLC to Tamela K. Cooper for the benefit of CBRE Capital Markets, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.51
Contribution Agreement, dated February 5, 2014, by and between NorthStar Healthcare Income Operating Partnership, LP, David Freshwater and David Barnes (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.52
Limited Liability Company Agreement of Eclipse Investment, LLC, dated as of May 7, 2014, by and between FC Eclipse Investment, LLC and Eclipse Health Holdings-T, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2014 and incorporated herein by reference)

10.53
Purchase and Sale Agreement, dated as of July 7, 2014, by and between Five Long Island Properties, LLC and Islandia NT-HCI, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2014 and incorporated herein by reference)

10.54
Purchase and Sale Agreement, dated as of October 22, 2014, by and between NorthStar Realty Finance Corp. and NorthStar Healthcare Income, Inc., including as Exhibit A the Form Partnership Agreement of Healthcare GA Holdings, General Partnership (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2014 and incorporated herein by reference)

10.55
Equity Commitment Letter, dated as of November 7, 2014, by NorthStar Healthcare Income Operating Partnership, LP to FC Domino Acquisition, LLC (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.56
Limited Guaranty, dated as of November 7, 2014, by NorthStar Healthcare Income Operating Partnership, LP, in favor of Extendicare International Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.57
Interim Investors Agreement, dated as of November 7, 2014, by and among FC Domino Acquisition, LLC, Safanad Management Limited, NorthStar Healthcare Income Operating Partnership, LP and Formation Capital LLC (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.58
Amended and Restated Partnership Agreement of Healthcare GA Holdings, General Partnership, dated as of January 13, 2015 (filed as Exhibit 10.58 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.59
Loan Agreement dated as of December 3, 2014, among the Borrowers party thereto, as borrowers, and Citigroup Global Markets Realty Corp., JP Morgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2014 and incorporated herein by reference)

10.60
Facility Agreement, dated as of December 3, 2014, among GAHC REIT II CH U.K. Senior Housing Portfolio Limited (as Original Borrower upon its accession in accordance with the terms thereof), the Borrower and certain of its subsidiaries (as Original Guarantors upon their accession in accordance with the terms thereof), NorthStar Realty HealthCare, LLC (as Indemnitor) and arranged by Credit Suisse AG, London Branch (as Mandated Lead Arranger and Original Lender), with Elavon Financial Services Limited as Agent, and U.S. Bank Trustees Limited as Security Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2014 and incorporated herein by reference)

10.61
Mezzanine A Loan Agreement dated as of December 3, 2014, among HC Mezz 1-T, LLC, Glenwood Owner MB1-T, LLC, Glenwood Ops MB2-T, LLC, MA Owner MB1-T, LLC, MA Ops MB2-T, LLC, CCRC Owner MB1-T, LLC AND CCRC Ops MB2-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JP Morgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 9, 2014 and incorporated herein by reference)

10.62
Mezzanine B Loan Agreement dated as of December 3, 2014, among HC Mezz 2-T, LLC, Glenwood Owner MB2-T, LLC, Glenwood Ops MB3-T, LLC, MA Owner MB2-T, LLC, MA Ops MB3-T, LLC, CCRC Owner MB2-T, LLC AND CCRC Ops MB3-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JP Morgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc. as lenders (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 9, 2014 and incorporated herein by reference)

10.63
Mezzanine C Loan Agreement dated as of December 3, 2014, among HC Mezz 3-T, LLC, Glenwood Owner MB3-T, LLC, Glenwood Ops MB4-T, LLC, MA Owner MB3-T, LLC, MA Ops MB4-T, LLC, CCRC Owner MB3-T, LLC AND CCRC Ops MB4-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JP Morgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc. as lenders (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 9, 2014 and incorporated herein by reference)

10.64
Third Amended and Restated Distribution Support Agreement, dated as of April 10, 2014, by and between NorthStar Realty Finance Corp. and NorthStar Healthcare Income, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2014 and incorporated herein by reference)

10.65*
Third Amendment to Credit Agreement and Other Loan Documents, dated as of October 23, 2014, by and among NorthStar Healthcare Income Operating Partnership, LP, NorthStar Healthcare Income, Inc., NRFC Blackhawk Holdings, LLC, Hilltopper Assisted Living, LLC, and Key Bank National Association

10.66
Fourth Amendment to Credit Agreement and Other Loan Documents, dated as of February 19, 2015, by and among NorthStar Healthcare Income Operating Partnership, LP, NorthStar Healthcare Income, Inc., NRFC Blackhawk Holdings, LLC, Hilltopper Assisted Living, LLC, and Key Bank National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2015 and incorporated herein by reference)

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
The following materials from the NorthStar Healthcare Income, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Equity for the years ended December 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

______________________________________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	March 27, 2015	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer and President

 POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Gilbert and Ronald J. Lieberman, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. JEANNEAULT	Chief Executive Officer and President	March 27, 2015
Ronald J. Jeanneault	(Principal Executive Officer)

Chief Financial Officer and Treasurer
/s/ DEBRA A. HESS	(Principal Financial Officer and	March 27, 2015
Debra A. Hess	Principal Accounting Officer)

/s/ DANIEL R. GILBERT	Executive Chairman	March 27, 2015
Daniel R. Gilbert

/s/ JAMES F. FLAHERTY III	Vice Chairman	March 27, 2015
James F. Flaherty III

/s/ DANIEL J. ALTOBELLO	Director	March 27, 2015
Daniel J. Altobello

/s/ GREGORY A. SAMAY	Director	March 27, 2015
Gregory A. Samay

/s/ JACK F. SMITH, JR.	Director	March 27, 2015
Jack F. Smith, Jr.