Form 10-Q
period 2015-03-31
NorthStar Healthcare Income, Inc.
filed 2015-05-15
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
The Company has one class of common stock, $0.01 par value per share, 117,058,531 shares outstanding as of May 11, 2015.

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

•
whether we will realize the benefits of the long-term partnership between our sponsor and James F. Flaherty III, our Vice Chairman and potential conflicts that may arise in connection with his interest in American Healthcare Investors LLC;

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

•
legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs, and changes to laws affecting non-traded REITs and alternative investments generally;

•	our ability to maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	the loss of our exemption from registration under the Investment Company Act of 1940, as amended;

•	availability of opportunities to acquire equity, debt and securities investments in the healthcare real estate sector;

•	general volatility in capital markets;

•	the adequacy of our cash reserves and working capital;

•
our ability to raise capital in light of certain regulatory changes, including amendments to Rules 2340 and 2310 of the Financial Industry Regulatory Authority, Inc. and the Department of Labor’s recent proposal on a fiduciary standard for retirement accounts; and

•
other risks associated with investing in our targeted investments, including changes in our industry, interest rates, the securities markets, the general economy or the capital markets and real estate markets specifically.

The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1. Financial Statements

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$465,982	$267,672
Restricted cash	6,742	8,706
Operating real estate, net	259,769	259,409
Investments in unconsolidated ventures (refer to Note 4)	213,678	215,175
Real estate debt investments, net	146,012	146,267
Receivables, net	3,570	10,161
Deferred costs and other assets, net	28,652	11,359
Total assets	$1,124,405	$918,749

Liabilities
Mortgage notes payable	$169,750	$76,000
Due to related party	4,792	755
Escrow deposits payable	2,325	2,385
Distribution payable	6,380	4,794
Accounts payable and accrued expenses	7,622	2,830
Total liabilities	190,869	86,764
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 111,829,668 and 97,971,587 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,118	980
Additional paid-in capital	999,796	875,205
Retained earnings (accumulated deficit)	(68,637)	(45,458)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	932,277	830,727
Non-controlling interests	1,259	1,258
Total equity	933,536	831,985
Total liabilities and equity	$1,124,405	$918,749

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Resident fee income	$3,848	$2,932
Rental income	3,906	1,032
Interest income	3,561	483
Total revenues	11,315	4,447
Expenses
Property operating expenses	2,746	2,208
Interest expense	1,647	611
Transaction costs	1,416	1,680
Asset management and other fees - related party	2,714	2,166
General and administrative expenses (refer to Note 7)	2,877	521
Depreciation and amortization	1,685	699
Total expenses	13,085	7,885
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(1,770)	(3,438)
Equity in earnings (losses) of unconsolidated ventures	(3,589)	—
Income tax benefit (expense)	345	—
Net income (loss)	(5,014)	(3,438)
Net (income) loss attributable to non-controlling interests	1	28
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(5,013)	$(3,410)
Net income (loss) per share of common stock, basic/diluted	$(0.05)	$(0.22)
Weighted average number of shares of common stock outstanding, basic/diluted	109,371,002	15,550,724
Distributions declared per share of common stock	$0.17	$0.17

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(5,014)	$(3,438)
Comprehensive income (loss)	(5,014)	(3,438)
Comprehensive (income) loss attributable to non-controlling interests	1	28
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc.	$(5,013)	$(3,410)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2013	10,985	$110	$97,055	$(3,872)	$93,293	$202	$93,495
Net proceeds from issuance of common stock	85,691	857	765,872	—	766,729	—	766,729
Issuance and amortization of equity-based compensation	8	—	60	—	60	—	60
Non-controlling interests - contributions	—	—	—	—	—	1,090	1,090
Shares redeemed for cash	(14)	—	(142)	—	(142)	—	(142)
Distributions declared	—	—	—	(26,641)	(26,641)	—	(26,641)
Proceeds from distribution reinvestment plan	1,302	13	12,360	—	12,373	—	12,373
Net income (loss)	—	—	—	(14,945)	(14,945)	(34)	(14,979)
Balance as of December 31, 2014	97,972	$980	$875,205	$(45,458)	$830,727	$1,258	$831,985
Net proceeds from issuance of common stock	12,964	129	116,049	—	116,178	—	116,178
Amortization of equity-based compensation	—	—	29	—	29	—	29
Non-controlling interests - contributions	—	—	—	—	—	2	2
Shares redeemed for cash	(74)	(1)	(735)	—	(736)	—	(736)
Distributions declared	—	—	—	(18,166)	(18,166)	—	(18,166)
Proceeds from distribution reinvestment plan	968	10	9,248	—	9,258	—	9,258
Net income (loss)	—	—	—	(5,013)	(5,013)	(1)	(5,014)
Balance as of March 31, 2015 (unaudited)	111,830	$1,118	$999,796	$(68,637)	$932,277	$1,259	$933,536

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(5,014)	$(3,438)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	3,589	—
Depreciation and amortization	1,685	699
Straight-line rental income	(658)	(112)
Amortization of premium/accretion of discount on investments	67	—
Amortization of deferred financing costs	245	124
Amortization of equity-based compensation	29	13
Deferred income tax benefit	(226)	—
Distributions from unconsolidated ventures (refer to Note 4)	92	—
Changes in assets and liabilities:
Restricted cash	(16)	(1,999)
Receivables, net	137	(115)
Other assets	(193)	(262)
Due to related party	3,352	(575)
Escrow deposits payable	67	857
Accounts payable and accrued expenses	836	1,970
Other liabilities	—	(129)
Net cash provided by (used in) operating activities	3,992	(2,967)
Cash flows from investing activities:
Acquisition of operating real estate investments	(1,130)	(83,055)
Improvement of operating real estate investments	(856)	—
Origination of real estate debt investments	—	(14,637)
Acquisition of real estate debt investments	188	—
Investment in unconsolidated ventures (refer to Note 4)	(9,781)	—
Distributions from unconsolidated ventures (refer to Note 4)	7,597	—
Change in restricted cash	1,848	399
Other assets	(10,900)	1,046
Net cash provided by (used in) investing activities	(13,034)	(96,247)
Cash flows from financing activities:
Borrowing from mortgage notes	93,750	41,500
Repayment of mortgage notes	—	(47)
Payment of deferred financing costs	(2,325)	(1,654)
Change in restricted cash	7	(160)
Net proceeds from issuance of common stock	123,976	89,585
Shares redeemed for cash	(736)	—
Distributions paid on common stock	(16,580)	(2,025)
Proceeds from distribution reinvestment plan	9,258	1,099
Contributions from non-controlling interests	2	917
Net cash provided by (used in) financing activities	207,352	129,215

Net increase (decrease) in cash	198,310	30,001
Cash - beginning of period	267,672	45,537
Cash - end of period	$465,982	$75,538

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 7)	$770	$714
Subscriptions receivable, gross	889	1,360
Escrow deposits related to investments	2	266
Distribution payable	6,380	1,095
Accrued capital expenditures	58	—
Accrued acquisition fees - unconsolidated ventures	3,896	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Healthcare Income, Inc. (the “Company”) was formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures with a focus on the mid-acuity senior housing sector, predominantly in the United States, which the Company defines as assisted living (“ALF”), memory care (“MCF”), skilled nursing (“SNF”) and independent living (“ILF”) facilities that have an emphasis on private pay patients although many of these facilities may also rely on public pay patients. The Company also invests in equity and debt investments in other healthcare property types, including medical office buildings (“MOB”), continuing care retirement communities (“CCRC”), hospitals and rehabilitation facilities. The Company may also invest internationally. In addition, the Company may acquire healthcare-related securities. The Company was formed in October 2010 as a Maryland corporation and commenced operations in February 2013. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
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
Substantially all the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of March 31, 2015 and December 31, 2014. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of March 31, 2015, the Company’s limited partnership interest in the Operating Partnership was 99.9%.
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
The Company initially registered to offer up to 100.0 million shares pursuant to its primary offering to the public (the “Initial Primary Offering”) and up to 10.5 million shares pursuant to its distribution reinvestment plan (the “Initial DRP”), which are herein collectively referred to as the Initial Offering. In December 2014, the board of directors of the Company authorized the reallocation of 8.6 million shares available under the Initial DRP to the Initial Primary Offering. On February 2, 2015, the Company successfully completed its Initial Offering by raising $1.1 billion.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On February 6, 2015, the Company’s registration statement on Form S-11 was declared effective by the Securities and Exchange Commission (the “SEC”) for a follow-on public offering (the “Follow-on Offering”) of up to $700.0 million which includes up to $500.0 million in shares pursuant to its follow-on primary offering (the “Follow-on Primary Offering”) and up to $200.0 million in shares pursuant to its follow-on distribution reinvestment plan (the “Follow-on DRP”). The Company reserves the right to reallocate shares of its common stock being offered between the Follow-on Primary Offering and the Follow-on DRP. The Company expects the Follow-on Offering to terminate on the earlier of two years following the effective date or once the maximum number of shares offered are sold. However, the board of directors may determine to terminate the Follow-on Offering at any time. The Company began raising capital from the Follow-on Offering at the end of February 2015.
The Initial Primary Offering and the Follow-On Primary Offering are collectively referred to as the Primary Offering and the Initial DRP and the Follow-on DRP are collectively referred to as the DRP. Additionally, the Primary Offering and the DRP are collectively referred to as the Offering.
The Company retained NorthStar Realty Securities, LLC (the “Dealer Manager”), formerly a subsidiary of NorthStar Realty that became a subsidiary of the Sponsor upon completion of the spin-off, to serve as the dealer manager for the Primary Offering.
On February 11, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Initial Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through May 11, 2015, the Company raised total gross proceeds of $1.2 billion.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC.
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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of March 31, 2015, the Company has not identified any VIEs related to its investments or financing.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. The Company records as an expense certain acquisition costs and fees associated with consolidated investments deemed to be business combinations and capitalizes these costs for investments deemed to be acquisitions of an asset, including an equity method investment.
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company may account for an investment that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and comprehensive income (loss) attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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
Deferred Costs
Deferred costs include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are generally expensed when the associated borrowing is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors,

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

including independent directors. For the three months ended March 31, 2015, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2015, the Company did not have any impaired real estate debt investments.
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
Organization and Offering Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs, including costs incurred in connection with the Follow-on Offering, to exceed $22.5 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company records organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT under the Internal Revenue Code, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.
The Company made a joint election to treat certain subsidiaries as taxable REIT subsidiaries (“TRSs”) which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform non-customary services for tenants/operators/residents of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.
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
The Company recorded an income tax benefit of $0.3 million and an immaterial amount of expense for the three months ended March 31, 2015 and 2014, respectively.
Other
Refer to Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard to January 1, 2018. The Company is currently assessing the impact of the update on its consolidated financial position, results of operations and financial statement disclosures.
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
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs on the balance sheet as a direct deduction from the related financing rather than as an asset.  Amortization of the costs would be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on its consolidated financial position, results of operations and financial statement disclosures.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Operating Real Estate
The following table presents operating real estate, net as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015 (Unaudited)	December 31, 2014

Land	$21,165	$20,035
Buildings and improvements	235,606	235,544
Construction in progress	2,021	1,320
Furniture and fixtures	7,079	6,927
Subtotal	265,871	263,826
Less: Accumulated depreciation	(6,102)	(4,417)
Operating real estate, net	$259,769	$259,409

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investments in unconsolidated ventures, all of which are accounted for under the equity method. The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures. The Company determined there was one significant unconsolidated joint venture entity as of March 31, 2015.
Eclipse Joint Venture
In May 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), entered into a joint venture with an affiliate of Formation Capital, LLC to acquire an interest in a $1.1 billion healthcare real estate portfolio comprised of over 8,500 units/beds across 44 ALFs and 36 SNFs, located primarily in Florida, Illinois, Oregon and Texas. The Company contributed $23.4 million for a 5.6% interest in the joint venture. As of March 31, 2015, the carrying value of the Company’s investment was $20.2 million, including $1.3 million of capitalized acquisition costs. For the three months ended March 31, 2015, the Company recognized in equity in earnings, operating income of $0.7 million, which includes $0.5 million of depreciation and amortization expense.
Envoy Joint Venture
In June 2014, the Company made a subordinate interest investment of $5.0 million which was exchanged for an 11.4% interest in a joint venture, in the form of a general partnership, with affiliates of Formation Capital, LLC and Safanad Management Limited (“Envoy”) in September 2014. The joint venture owns a $145.0 million portfolio, subject to certain earn-out provisions, of 14 SNFs comprised of 1,658 beds and located in Virginia, Maryland and Pennsylvania. As of March 31, 2015, the carrying value of the Company’s investment was $5.3 million, including $0.4 million of capitalized acquisition costs. For the three months ended March 31, 2015, the Company recognized in equity in earnings, operating income of $0.2 million, which includes $0.1 million of depreciation and amortization expense.
Griffin-American Joint Venture
In December 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), acquired an interest in Griffin-American Healthcare REIT II, Inc.’s (“Griffin-American”) healthcare real estate portfolio following completion of the merger of Griffin-American with and into a subsidiary of NorthStar Realty. In connection with the merger, the Company acquired a 14.3% interest in the joint venture for $187.2 million in cash, including a pro rata share of transaction costs. The Griffin-American joint venture portfolio includes 297 healthcare real estate properties located throughout the United States and in the United Kingdom, including 147 MOBs, 91 senior housing facilities, 45 SNFs and 14 hospitals. The portfolio includes 44 senior housing facilities in the United Kingdom, which represents 12% of the total portfolio.
As of March 31, 2015, the carrying value of the Company’s investment was $188.1 million, including $13.2 million of capitalized acquisition costs. For the three months ended March 31, 2015, the Company recognized in equity in losses, operating income of $2.0 million, which includes $5.9 million depreciation and amortization expense.
Summarized Financial Data
The combined balance sheet and statement of operations for the Griffin-American unconsolidated venture as of March 31, 2015 and for the three months ended March 31, 2015 are as follows (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2015		Three Months Ended March 31, 2015
Assets
Operating real estate, net	$3,663,111	Total revenues	$97,949
Other assets	657,764
Total assets	$4,320,875	Property operating expenses	43,962
		Transaction costs	1,481
Liabilities and equity		Interest expense	38,341
Mortgage notes payable	$2,879,242	Depreciation and amortization	40,052
Other liabilities	218,634	Total expenses	123,836
Equity	1,222,999
Total liabilities and equity	4,320,875	Net income (loss)	$(25,887)
Net investment in unconsolidated ventures	$188,147	Equity in earnings (losses) of unconsolidated ventures	$(3,906)

5.	Real Estate Debt Investments
The following table presents debt investments as of March 31, 2015 (dollars in thousands):

					Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value	Allocation by Investment Type (1)	Spread over LIBOR (2)	Total Unleveraged Current Yield
First mortgage loans (3)	2	$25,887	$25,887	17.7%	8.1%	8.3%	100.0%
Mezzanine loans	2	120,000	120,125	82.3%	10.2%	10.4%	100.0%
Total/Weighted Average	4	$145,887	$146,012	100.0%	9.8%	10.0%	100.0%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum London Interbank Offered Rate (“LIBOR”) rate, as applicable.

(3)	As of March 31, 2015, all first mortgage loans were subject to a minimum LIBOR rate (“LIBOR floor”) with the weighted average of 0.6%.
The following table presents debt investment as of December 31, 2014 (dollars in thousands):

					Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value	Allocation by Investment Type (1)	Spread over LIBOR (2)	Total Unleveraged Current Yield
First mortgage loans (3)	2	$25,887	$25,887	17.7%	8.1%	8.3%	100.0%
Mezzanine loans	2	120,000	120,380	82.3%	10.2%	10.4%	100.0%
Total/Weighted Average	4	$145,887	$146,267	100.0%	9.8%	10.0%	100.0%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum LIBOR rate, as applicable.

(3)	As of December 31, 2014, all first mortgage loans were subject to a LIBOR floor with the weighted average of 0.6%.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of debt investments based on principal amount as of March 31, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
April 1 to December 31, 2015	$—	$—
Years Ending December 31:
2016	131,250	—
2017	14,637	—
2018	—	11,250
2019	—	134,637
Thereafter	—	—
Total	$145,887	$145,887
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of March 31, 2015, the weighted average maturity, including extensions, of debt investments was 4.2 years.
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
As of March 31, 2015, all debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the three months ended March 31, 2015, two debt investments each contributed more than 10% of interest income.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Borrowings
The following table presents borrowings as of March 31, 2015 and December 31, 2014 (dollars in thousands):

					March 31, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity		Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage notes payable
Athenaeum, NY (2)	Non-recourse	Dec-19		LIBOR + 3.5%	$2,090	$2,090	$2,090	$2,090
Cheektowaga, NY (2)	Non-recourse	Dec-19		LIBOR + 3.5%	8,612	8,612	8,612	8,612
Clinton, CT (2)	Non-recourse	Dec-19		LIBOR + 3.5%	6,269	6,269	6,269	6,269
Denver, CO	Non-recourse	Feb-21		LIBOR +2.92%	21,500	21,500	21,500	21,500
Frisco, TX	Non-recourse	Mar-21		LIBOR + 3.04%	20,000	20,000	20,000	20,000
Milford, OH	Non-recourse	Dec-18	(3)	LIBOR + 3.35%	10,500	10,500	10,500	10,500
Peachtree, GA (2)	Non-recourse	Dec-19		LIBOR + 3.5%	7,029	7,029	7,029	7,029
Bohemia, NY (4)	Non-recourse	Jan-25		3.99%	24,946	24,946	—	—
Hauppauge, NY (4)	Non-recourse	Jan-25		3.99%	15,135	15,135	—	—
Islandia, NY (4)	Non-recourse	Jan-25		3.99%	37,191	37,191	—	—
Westbury, NY (4)	Non-recourse	Jan-25		3.99%	16,478	16,478	—	—
Subtotal mortgage notes payable					169,750	169,750	76,000	76,000

Credit facilities
Term Loan Facility	Recourse	Nov-17	(5)	Various (6)	—	—	—	—

Total					$169,750	$169,750	$76,000	$76,000
_____________________________________________________

(1)	For borrowings with a contractual interest rate based on LIBOR, represents one-month LIBOR for Denver, CO and Frisco, TX and three-month LIBOR for the others.

(2)
In December 2014, the Company entered into a mortgage note arrangement with a capacity of up to $30.0 million, subject to certain conditions, secured by four healthcare real estate properties. As of March 31, 2015, the Company borrowed $24.0 million of this commitment, of which $7.6 million was used to repay an existing mortgage note payable. The repayment resulted in a $0.2 million loss on extinguishment of the mortgage note payable due to the write-off of deferred financing costs.

(3)
The initial maturity of Milford, OH is December 2016, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(4)	In January 2015, the Company entered into four mortgage notes payable with an aggregate amount of $93.8 million, secured by four healthcare real estate properties.

(5)
The initial maturity of Term Loan Facility is November 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(6)	The interest rate depends on the cumulative leverage of the Company and advance rate depend upon asset type and characteristics.
The following table presents scheduled principal on borrowings based on fully extended maturity as of March 31, 2015 (dollars in thousands):

April 1 to December 31, 2015	$—
Years Ending December 31:
2016	232
2017	3,516
2018	13,706
2019	25,864
Thereafter	126,432
Total	$169,750

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Term Loan Facility
On November 13, 2013, the Company, through the Operating Partnership, entered into a credit facility agreement with a national financial institution (the “Term Loan Facility”), which initially provided up to $25.0 million and currently provides up to $100.0 million to finance real estate investments and first mortgage loans secured by healthcare real estate.
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
In February 2014, the Company, through the Operating Partnership, amended the Term Loan Facility to increase the initial capacity to $100.0 million with up to $200.0 million of potential capacity, subject to borrowing base availability. As of March 31, 2015, we had no borrowings outstanding under the Term Loan Facility.
As of March 31, 2015, the Company was in compliance with all of its financial covenants.

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
Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on behalf of the Company. The Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions.  References to the Advisor include the Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, the Advisor receives fees and reimbursement from the Company. Below is a description and table of the fees and reimbursements incurred to the Advisor.
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
Acquisition Fee
The Advisor, or its affiliates, also receives an acquisition fee equal to 2.25% of each real estate property acquired by the Company, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an equity investment made through a joint venture) and 1.0% of the amount funded or allocated by the Company to acquire or originate debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, the Advisor, or its affiliates, receives a disposition fee of 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each debt investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a debt investment incurred in a transaction other than a sale is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Organization and Offering Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company is obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from the Primary Offering. The Advisor does not expect reimbursable organization and offering costs, including costs incurred in connection with the Follow-on Offering but excluding selling commissions and dealer manager fees, to exceed $22.5 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. The Company shall not reimburse the Advisor for any organization and offering costs that the Company’s independent directors determine are not fair and commercially reasonable to the Company.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three months ended March 31, 2015 and 2014 and the amount due to related party as of March 31, 2015 and December 31, 2014 (dollars in thousands):

		Three Months Ended March 31,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	March 31, 2015	December 31, 2014
Fees to Advisor
Asset management	Asset management and other fees-related party	$2,709	$327	$903	$6
Acquisition (1)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees-related party	(13)	1,985	(13)	245
Disposition (1)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	2,708	401	2,720	12
Organization	General and administrative expenses	5	75	7	2
Offering	Cost of capital (2)	685	1,434	1,175	490
Selling commissions / Dealer manager fees	Cost of capital (2)	12,386	9,798	—	—
Total				$4,792	$755
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
NorthStar Realty Purchase of Common Stock
On January 29, 2015, the board of directors of the Company approved an amended and restated distribution support agreement (the “Distribution Support Agreement”) extending the term until February 6, 2017. Pursuant to the Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share during the Initial Offering and at $9.18 per share during the Follow-on Offering, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of March 31, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 303,248 shares of the Company’s common stock for $2.7 million with $7.3 million remaining outstanding under such commitment.
Investments in Joint Ventures
In May 2014, the Company, through a general partnership with NorthStar Realty, acquired a 5.6% interest in a $1.1 billion healthcare real estate portfolio and contributed $23.4 million of cash for its interest in the investment. The purchase was approved by the Company’s board of directors, including all of its independent directors.
In December 2014, the Company, through a general partnership with NorthStar Realty, acquired an interest in the Griffin-American portfolio. The Company acquired an interest of 14.3% for $187.2 million in cash, including the Company’s pro rata share of transaction costs. The purchase was approved by the Company’s board of directors, including all of its independent directors.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and the Company, the Sponsor acquired an approximate 45%, as adjusted, ownership interest in American Healthcare Investors LLC (“AHI”) and Mr. James F. Flaherty III, a strategic partner of the Sponsor and the Company’s Vice Chairman, acquired a 12.3% ownership interest in AHI.  AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by the Company and NorthStar Realty.  In connection with the Sponsor’s acquisition of an interest in AHI, AHI provides certain management and related services, including property management, to the Advisor, NorthStar Realty and the Company. Initially, AHI provides such services to the Company only with respect to its interest in the Griffin-American portfolio or in connection with certain joint acquisitions with NorthStar Realty and, following completion of the Offering and full investment of the proceeds, AHI may provide such services to a larger subset or all of the Company’s assets.  Consequently, AHI will assist the Advisor in managing the Griffin-American portfolio and other current and future healthcare assets owned by the Company and NorthStar Realty.

8.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of March 31, 2015, the Company’s independent directors were granted a total of 30,000 shares of restricted common stock for an aggregate $300,000, which generally vest quarterly over four years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $29,299 and $12,656 for the three months ended March 31, 2015 and 2014, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

9.	Stockholders’ Equity
Common Stock from Primary Offering
For the three months ended March 31, 2015, the Company issued 13.0 million shares of common stock generating gross proceeds of $129.3 million. For the year ended December 31, 2014, the Company issued 85.7 million shares of common stock generating gross proceeds of $854.9 million. From inception through March 31, 2015, the Company issued 109.6 million shares of common stock generating gross proceeds of $1.1 billion.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share pursuant to the Initial DRP and the Follow-on DRP was $9.50 and $9.69, respectively. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. Pursuant to amended Rules 2310 and 2340 of the Financial Regulatory Authority, Inc., the Company expects to establish an estimated value per share by April 11, 2016, the effective date of the amended rules. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. Once established, the Company will disclose the per share estimated value in its annual report. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the three months ended March 31, 2015, the Company issued 1.0 million shares of common stock totaling $9.3 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2014, the Company issued 1.3 million shares of common stock totaling $12.4 million of gross offering proceeds pursuant to the DRP. From inception through March 31, 2015, the Company issued 2.3 million shares of common stock, generating gross offering proceeds of $22.0 million pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.00184932 per share, which is equivalent to an annual distribution rate of 6.75%, assuming a purchase price of $10.00 per share of common stock for the Initial Primary Offering, and 6.62%, assuming a purchase price of $10.20 per share of common stock for the Follow-on Primary Offering. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents distributions declared for the three months ended March 31, 2015 (dollars in thousands):

	Distributions (1)
Period	Cash	DRP	Total
January	$2,686	$3,379	$6,065
February	2,518	3,203	5,721
March	2,819	3,561	6,380
Total	$8,023	$10,143	$18,166
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or disability, if the disability is deemed qualifying by the board of directors of the Company in its sole discretion and after receiving written notice from the stockholder or the stockholder’s estate. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the three months ended March 31, 2015, the Company repurchased 74,298 shares of common stock for a $0.7 million at an average price of $9.90 per share. For the year ended December 31, 2014, the Company repurchased 14,355 shares of common stock for a $0.1 million at an average price of $9.92 per share pursuant to the Share Repurchase Program. As of March 31, 2015, there were no unfulfilled repurchase requests.

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2015 and 2014 was an immaterial amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three months ended March 31, 2015 and 2014 was an immaterial amount.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$145,887	$146,012	$151,797	$145,887	$146,267	$153,001
Financial liabilities: (1)
Mortgage notes payable	$169,750	$169,750	$174,655	$76,000	$76,000	$75,293
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
The Company conducts its business through the following four segments, which are based on how management reviews and manages its business:

•
Real Estate Equity - Focused on equity investments, directly or through joint ventures, with a focus on properties in the mid-acuity senior housing sector, predominantly in the United States, which the Company defines as ALF, MCF, SNF and ILF that have an emphasis on private pay patients, although many of these facilities may also rely on public pay patients, and also includes MOB, CCRC, hospitals and rehabilitation facilities. Certain healthcare properties

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

operate under the RIDEA structure generating resident income from short-term residential agreements and incur customary related operating expenses.

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

•	Corporate - The corporate segment includes corporate level asset management and other fees - related party and general and administrative expenses.
The Company primarily generates revenue from rental and resident fee income from real estate equity and interest income on the real estate debt investments. For the three months ended March 31, 2015, gross revenues from two of the Company’s operators, Watermark Retirement Communities and Arcadia Management, were 34% and 19% of the Company’s total revenues, respectively. The Company’s income is also derived through the difference between net revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage. The following tables present segment reporting for the three months ended March 31, 2015 and 2014 (dollars in thousands):

Statement of Operations:
Three months ended March 31, 2015	Real Estate Equity	Real Estate Debt	Corporate (1)	Total
Rental and resident fee income	$7,754	$—	$—	$7,754
Interest income	—	3,561	—	3,561
Property operating expenses	2,746	—	—	2,746
Asset management and other fees-related party	—	—	2,714	2,714
Other expenses	3,148	20	4,457	7,625
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	1,860	3,541	(7,171)	(1,770)
Equity in earnings (losses) of unconsolidated ventures	(3,589)	—	—	(3,589)
Income tax benefit (expense)	345	—	—	345
Net income (loss)	$(1,384)	$3,541	$(7,171)	$(5,014)

Statement of Operations:
Three months ended March 31, 2014	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$3,964	$—	$—	$3,964
Interest income	—	483	—	483
Property operating expenses	1,873	—	—	1,873
Asset management and other fees-related party	—	—	2,166	2,166
Other expenses	2,477	3	1,366	3,846
Net income (loss)	$(386)	$480	$(3,532)	$(3,438)
_________________________________________________

(1)	Includes unallocated asset management fee—related party and general and administrative expenses, if any.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents total assets by segment as of March 31, 2015 and December 31, 2014 (dollars in thousands):

Balance Sheets:	Real Estate Equity	Real Estate Debt	Corporate	Total
March 31, 2015:
Total Assets	$490,081	$147,167	$487,157	$1,124,405
December 31, 2014:
Total Assets	489,711	147,419	281,619	918,749

13.	Subsequent Events
Common Stock from Offering
For the period from April 1, 2015 through May 11, 2015, the Company issued 5.3 million shares of common stock representing gross proceeds of $53.3 million.
Distribution Reinvestment Plan
For the period from April 1, 2015 through May 11, 2015, the Company issued 0.7 million shares pursuant to the DRP representing gross proceeds of $7.1 million.
Distributions
On May 12, 2015, the board of directors of the Company approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended September 30, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On May 12, 2015, the Company’s board of directors approved the sale of 0.2 million shares of the Company’s common stock for $1.6 million to NorthStar Realty, pursuant to the Distribution Support Agreement.
Share Repurchases
From April 1, 2015 through May 11, 2015, the Company repurchased 43,273 shares for a total of $0.4 million or a weighted average price of $9.45 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability.
New Investments
Espresso Joint Venture
The Company, together with Formation Capital, LLC and Safanad Management Limited, agreed to acquire the U.S.-based operations of Extendicare International Inc., a $870.0 million portfolio consisting of 152 SNF and six ALF located across 12 states, with the largest concentrations in Indiana, Kentucky, Ohio, Michigan and Wisconsin, which will be owned 40% by the Company. The Company may invest up to $165.0 million, including a $75.0 million mezzanine loan.
Winterfell Joint Venture
In April 2015, the Company and NorthStar Realty entered into an agreement to acquire a $875.0 million ILF portfolio comprised of 32 properties totaling 3,983 units located in 12 different states, which will be owned 60% by NorthStar Realty and 40% by the Company. The Company previously funded deposits of $26.2 million toward the purchase of the portfolio. The acquisition will be financed with a ten-year, fixed rate, $648.2 million mortgage note payable.
Fountains Joint Venture
In February 2015, the Company entered into an agreement to acquire a $640 million CCRC portfolio of which nine properties will be operated as rental CCRC (the “Rental Properties”) and six as entrance fee CCRC (the “Entrance Fee Properties,” and together with the Rental Properties, the “Fountains Portfolio”). The Fountains Portfolio contains approximately 3,637 units, including 23 contracted life estate units and is located in 11 states. The Entrance Fee Properties will be acquired by the

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company and leased to affiliates of The Freshwater Group, Inc. (“Freshwater”) pursuant to a master net lease. The Rental Properties will be purchased by a joint venture formed in April 2015 between the Company and affiliates of Freshwater and will be held under a RIDEA structure. The Company and Freshwater will own 97.0% and 3.0%, respectively, of the joint venture. The Company previously funded deposits of $28.2 million toward the purchase of the Fountains Portfolio. The acquisition will be financed with a ten-year, fixed rate, $410.0 million mortgage note payable.
There can be no assurance that the Company will complete the transactions that are under contract described above on the terms contemplated or at all.

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
Introduction
We were formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, predominantly in the United States, which we define as assisted living, or ALF, memory care, or MCF, skilled nursing, or SNF and independent living, or ILF facilities, that have an emphasis on private pay patients although many of these facilities may also rely on public pay patients. We also invest in equity and debt investments in other healthcare property types, including medical office buildings, or MOB, continuing care retirement communities, or CCRC, hospitals and rehabilitation facilities. We may also invest internationally. In addition, we may acquire healthcare-related securities. We were formed in October 2010 as a Maryland corporation and commenced operations in February 2013. We elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
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
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), or our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of March 31, 2015, NSAM has an aggregate of $23.8 billion of assets under management, adjusted for acquisitions and commitments to acquire investments through May 8, 2015, in a variety of commercial real estate investments. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSHC Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary investment types are as follows:

•
Real Estate Equity - Our equity investments may include equity investments, directly or through joint ventures, with a focus on properties in the mid-acuity senior housing sector, predominantly in the United States, which we define as ALF, MCF, SNF and ILF that have an emphasis on private pay patients, although many of these facilities may also rely on public pay patients, and also includes MOB, CCRC, hospitals and rehabilitation facilities. Certain healthcare properties operate under the RIDEA structure generating resident income from short-term residential agreements and incur customary related operating expenses.

•
Real Estate Debt - Our debt investment business focuses on originating, acquiring and asset managing healthcare related debt investments and may include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests.

•	Healthcare-Related Securities - Our securities investments may include commercial mortgage-backed securities, or CMBS, and other securities backed primarily by loans secured by healthcare properties.
We believe that our targeted investment types are complementary to each other due to overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital.

We initially registered to offer up to 100.0 million shares pursuant to our primary offering to the public, or our Initial Primary Offering, and up to 10.5 million shares pursuant to our distribution reinvestment plan, or our Initial DRP, which are herein collectively referred to as our Initial Offering. In December 2014, our board of directors authorized the reallocation of 8.6 million shares available under our Initial DRP to our Initial Primary Offering. On February 2, 2015, we successfully completed our Initial Offering by raising $1.1 billion.
On February 6, 2015, our registration statement on Form S-11 was declared effective by the Securities and Exchange Commission, or SEC, for a follow-on public offering, or our Follow-on Offering, of up to $700.0 million, which includes up to $500.0 million in shares pursuant to our follow-on primary offering, or our Follow-on Primary Offering, and up to $200.0 million in shares pursuant to our follow-on distribution reinvestment plan, or our Follow-on DRP. We reserve the right to reallocate shares of our common stock being offered between our Follow-on Primary Offering and our Follow-on DRP. We expect our Follow-on Offering to terminate on the earlier of two years following the effective date or once the maximum number of shares offered are sold. However, our board of directors may determine to terminate our Follow-on Offering at any time. We began raising capital from our Follow-on Offering at the end of February 2015.
Our Initial Primary Offering and our Follow-On Primary Offering are collectively referred to as our Primary Offering and our Initial DRP and Follow-on DRP are collectively referred to as our DRP. Additionally, our Primary Offering and our DRP are collectively referred to as our Offering.
NorthStar Realty Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of our Sponsor upon completion of the spin-off, serves as the dealer manager for our Primary Offering.
On February 11, 2013, we commenced operations by satisfying our minimum offering requirement in our Initial Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through May 11, 2015, we raised total gross proceeds of $1.2 billion.
Our Investments
The following table presents our investments as of March 31, 2015, adjusted for commitments to acquire and originate real estate investments through May 11, 2015 (refer to the below and Recent Developments) (dollars in thousands):

Investment Type:	Amount (1)	% of Total
Real estate equity (2) (3) (4)
CCRC	$640,245	25.5%
SNF	493,928	19.6%
ILF	414,170	16.4%
ALF	379,726	15.0%
MOB	313,034	12.4%
Hospital	40,772	1.6%
MCF	20,998	0.8%
Total real estate equity	2,302,873	91.3%

Real estate debt (4)
First mortgage loans	25,887	1.0%
Mezzanine loans	195,000	7.7%
Total real estate debt	220,887	8.7%
Total investments	$2,523,760	100.0%
____________________________________

(1)
Based on cost for real estate equity investments, which includes net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. For real estate debt, based on principal amount.

(2)	Classification based on predominant services provided, but may include other services.

(3)	Includes our proportionate interest in real estate held through joint ventures for ALF, MOB, SNF, ILF and hospitals of $1.4 billion.

(4)	Includes commitments to acquire and originate our proportionate interest in real estate equity and debt investments of $1.4 billion and $75.0 million, respectively. Refer to Recent Developments.
For financial information regarding our reportable segments, refer to Note 12. “Segment Reporting” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements.”
The following section describes the major asset classes in which we may invest and actively manage to maximize value and to protect capital.

Real Estate Equity
Overview
Our real estate equity investment strategy is focused on acquiring healthcare properties or interests in healthcare properties, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, predominantly in the United States, which we define as ALF, MCF, SNF and ILF, that have an emphasis on private pay patients although many of these facilities may also rely on public pay patients. We also invest in equity investments in other healthcare property types, including MOB, CCRC, hospitals and rehabilitation facilities. We may also invest internationally.
Our equity investments are generally in the form of lease or management transactions whereby we purchase a property and enter into a long-term lease or management agreement with an operator responsible for contractual payments to us. We enter into RIDEA structures whereby we participate directly in the operational cash flow of a property. Our real estate equity investments that operate under the RIDEA structure generate resident level income from short-term residential agreements and incur customary related operating expenses. Our equity investments have the potential to appreciate in value and therefore may help overcome our upfront fees and expenses.
We believe that mid-acuity senior housing facilities may provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities generally provide the broadest level of services to residents in a cost-effective setting resulting in a longer length of stay for residents and less turnover in tenancy than can be provided in some other healthcare settings.
Our Portfolio
As of March 31, 2015, $2.3 billion, or 91.3% of our assets, were invested in healthcare real estate equity, adjusted for commitments to acquire real estate investments through May 11, 2015. The following presents our portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type (1)	Real Estate Equity by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.

The following table presents a summary of our real estate equity investments as of March 31, 2015, adjusted for commitments to acquire real estate investments through May 11, 2015, refer to Recent Developments (dollars in thousands):

		Properties (2)								Primary	Ownership
Portfolio	Amount (1)	MOB	ALF	SNF	ILF	Hospitals	MCF	CCRC	Total	Locations	Interest
Direct Investments (3)
Watermark	$95,458	—	1	—	2	—	—	—	3	West/Southwest/Midwest	97.0%
Peregrine	36,498	—	2	—	—	—	2	—	4	Northeast/Southeast	100.0%
Kansas City	15,000	—	2	—	—	—	—	—	2	Midwest	100.0%
Arbors	125,130	—	4	—	—	—	—	—	4	Northeast	100.0%
Fountains (4)	640,245	—	—	—	—	—	—	16	16	Various	Various
Total Direct Investments	912,331	—	9	—	2	—	2	16	29
Joint Venture Investments (5)
Eclipse	59,816	—	44	36	—	—	—	—	80	Various	5.6%
Envoy	16,472	—	—	14	—	—	—	—	14	Mid - Atlantic/Northeast	11.4%
Griffin-American	603,468	147	91	45	—	14	—	—	297	Various	14.3%
Winterfell (4)	353,244	—	—	—	32	—	—	—	32	Various	40.0%
Espresso (4)	357,542	—	6	152	—	—	—	—	158	Various	40.0%
Total Joint Venture Investments	1,390,542	147	141	247	32	14	—	—	581
Total	$2,302,873	147	150	247	34	14	2	16	610
_______________________________________

(1)	Includes net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(2)	Classification based on predominant services provided, but may include other services.

(3)	The properties are 100% leased to four operators, with a 12-year weighted average remaining lease term.

(4)	Represents our proportionate interest of $1.4 billion in commitments to acquire real estate equity investments through May 11, 2015. Refer to Recent Developments.

(5)	Represents our proportionate interest in real estate assets held through unconsolidated joint ventures.

As of March 31, 2015, our unconsolidated joint venture investments included the following, adjusted for commitments to acquire and originate real estate investments through May 11, 2015:

•Eclipse Joint Venture, a 5.6% interest in a $1.1 billion portfolio.
•Envoy Joint Venture, a 11.4% interest in a $145.0 million portfolio.
•Griffin-American Joint Venture, a 14.3% interest in a $4.1 billion portfolio.

•	Winterfell Joint Venture, a 40.0% interest in a $875.0 million portfolio.
•Espresso Joint Venture, a 40.0% interest in a $870.0 million portfolio.
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
Our Portfolio
As of March 31, 2015, $220.9 million, or 8.7% of our assets, were invested in real estate debt secured by healthcare facilities, consisting of five loans with an average investment size of $44.2 million, adjusted for commitments to originate a debt investment through May 11, 2015. The weighted average extended maturity of our real estate debt portfolio is 4.7 years.

The following table presents a summary of our debt investments as of March 31, 2015, adjusted for commitments to originate debt investment through May 11, 2015. (refer to the below and Recent Developments) (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount	Carrying Value	Allocation by Investment Type (1)	Fixed Rate	Spread over LIBOR (2)	Total Unleveraged Current Yield
First mortgage loans	2	$25,887	$25,887	11.7%	—%	8.1%	8.3%	100.0%
Mezzanine loans (3)	3	195,000	195,125	88.3%	10.0%	10.2%	10.2%	61.5%
Total/Weighted average	5	$220,887	$221,012	100.0%	10.0%	9.8%	10.0%	66.0%
___________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable.

(3)	Includes our commitment to originate a $75.0 million mezzanine loan. Refer to Recent Developments.

The following presents our real estate debt portfolio diversity across property type and geographic location based on principal amount:

Real Estate Debt by Property Type (1) (2)	Real Estate Debt by Geographic Location (2)

____________________________________

(1)	Classification based on predominant services provided, but may include other services

(2)	Excluding our commitment to originate a $75.0 million mezzanine loan. Refer to Recent Developments.

Healthcare-Related Securities
Our healthcare-related securities investment strategy may include investing primarily in CMBS, and may include other healthcare-related securities, backed primarily by loans secured by a variety of healthcare properties. We expect that this asset class will be less than 10% of our total portfolio and we currently do not have any securities investments.
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
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO, (see “Non-GAAP Financial Measures-Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.

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
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in 2013 and 2014, respectively, with industry experts currently predicting approximately $100 billion of non-agency CMBS issuance in 2015. In the first quarter 2015, approximately $25 billion of new CMBS issuance occurred in the United States keeping the market on pace for the current projection of $100 billion for 2015.
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
Virtually all commercial real estate property types were adversely impacted by the credit crisis and subsequent recession, while some such as land, condominium and other commercial property types were more severely impacted. Our commercial real estate equity, debt and securities investments, if any, could be negatively impacted by weak real estate markets and economic conditions. While the U.S. economy is stronger today, a return to weak economic conditions in the future could reduce a tenant’s/operator’s/resident’s/manager’s ability to make payments in accordance with the contractual terms and to lease or occupy new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow could be negatively affected.
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded real estate sector experienced strong growth over recent years with approximately $16 billion of equity raised for programs in this space in 2014 alone. We anticipate that capital raising in 2015 will remain strong as we monitor a variety of trends in this industry including a number of regulatory changes like the implementation of Regulatory Notice 15-02 of FINRA and the Department of Labor’s recent proposal on a fiduciary standard for retirement accounts. Due to generally positive market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities in the healthcare real estate sector. These investment opportunities have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
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
We believe owners and operators of senior housing facilities and other healthcare properties are benefiting from demographic trends, specifically the aging of the U.S. population and the increasing demand for care for seniors outside of their homes. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. As healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare. Senior housing facilities, such as ALF, MCF, SNF and ILF, for which the staffing requirements and associated costs may be more desirable than higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings, provide care and support to residents in cost effective settings. Improved supply and demand fundamentals, resulting from limited development of new medical office space during the recent economic downturn, the need for healthcare services for the aging population and new hospital system strategies have created attractive investment opportunities.  Our MOB portfolio focuses on on- and off-campus multi-tenant facilities which require active management and for which some or all of the associated operating expenses can be passed through to the tenants. Recent regulatory changes have created incentives for long-term acute-care hospitals and in-patient rehabilitation facilities to minimize patient lengths of stay and placed limits on the type of patient that can be admitted to these facilities. The growth in total demand for healthcare, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system. We periodically monitor federal and state reimbursement programs and assess any impact that changes in reimbursement levels or the timing of payments may have on the ability of our tenants/operators to meet their payment obligations.
Despite the growth in the industry and favorable market conditions, economic uncertainty may prevail, weakening the market’s fundamentals and ultimately reducing a tenant’s/operator’s ability to make rent payments in accordance with the contractual terms of the lease or loan, as well as the possibility for reduced income for our operating investments. To the extent that market rental and occupancy rates decline, property-level cash flow could be negatively affected as existing leases renew at lower rates and over longer periods of time, the decreased cash flow impacts the value of underlying properties and the borrowers’ ability to service their outstanding loans.
Despite the barriers and constraints to investing in the senior housing sector, the demographics and other market dynamics are resulting in the sector becoming more attractive to investors. Merger and acquisition activity in the senior housing real estate market is currently robust and we expect it to remain so into the near term.
Our Strategy
Our primary business objectives are to make investments in our targeted assets that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and, as a result, generally require the borrower, operator or us to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We, our borrower or owner, and possibly a guarantor, may be required to refill these reserves should they become deficient during the applicable period for any reason. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We believe that our Advisor and its affiliates have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market leading real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of acquiring and originating healthcare real estate-related investments. We believe that mid-acuity senior housing facilities provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities generally provide the broadest level of services to residents in a more cost-effective setting resulting in a longer length of stay for residents and less turnover in tenancy than can be provided in some other healthcare settings.
We began raising capital in 2013 and completed our Initial Offering on February 2, 2015, after raising total gross proceeds of $1.1 billion and we are currently raising equity through our Follow-on Offering, which was declared effective by the SEC on February 6, 2015. From inception through May 11, 2015, we raised total gross proceeds of $1.2 billion.

The following table presents our investment activity in 2015 and from inception through March 31, 2015, adjusted for commitments to acquire and originate real estate investments through May 11, 2015 (refer to the below and Recent Developments) (dollars in thousands):

	Three Months Ended	Inception through
	March 31, 2015	March 31, 2015
Investment Type:	Amount (1) (2)	Amount (1) (2)
Real estate equity	$1,351,031	$2,302,873
Real estate debt	75,000	220,887
Total	$1,426,031	$2,523,760
__________________________________

(1)
Includes net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Includes our proportionate interest in real estate held through joint ventures of $1.4 billion.

(2)	Includes commitments to acquire and originate our proportionate interest in real estate equity and debt investments for $1.4 billion and $75.0 million, respectively. Refer to Recent Developments.
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
In November 2013, we entered into a credit facility agreement with initial capacity of $25.0 million and up to $100.0 million of potential capacity to finance real estate investments and first mortgage loans secured by healthcare real estate. In February 2014, we increased the initial capacity to $100.0 million with up to $200.0 million of potential capacity, subject to borrowing base availability. As of March 31, 2015, we had no borrowings outstanding under the credit facility.
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
Portfolio Management
Our Advisor and its affiliates maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. For joint venture investments, we may rely on our healthcare-focused joint venture partners to provide certain asset management, property management and/or other services in managing our joint investments. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. The portfolio management team, under the direction of the Investment Committee, uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For real estate equity and debt investments, frequent re-underwriting and dialogue with borrowers/operators/managers/tenants/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. In addition, our Advisor considers the impact of regulatory changes on operator performance and property values. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
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
As of March 31, 2015, all of our investments were performing in accordance with the contractual terms of their governing documents, in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of us, our operating partnership and our consolidated subsidiaries. We consolidate variable interest entities, or VIEs, if any, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
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
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of March 31, 2015, we have not identified any VIEs related to our investments or financing.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model in which the investment is recognized based on the cost to the investor, which includes acquisition fees. We record as an expense certain acquisition costs and fees associated with consolidated investments deemed to be business combinations and capitalize these costs for investments deemed to be acquisitions of an asset, including an equity method investment.
We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We may account for an investment that does not qualify for equity method accounting or for which the fair value option was not elected using the cost method if we determine the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2015, we did not have any impaired real estate debt investments.
Real Estate Securities
Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in our consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by accounting principles generally accepted in the United States, or U.S. GAAP.  In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard to January 1, 2018. We are currently assessing the impact of the update on our consolidated financial position, results of operations and financial statement disclosures.
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
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs on the balance sheet as a direct deduction from the related financing rather than as an asset.  Amortization of the costs would be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Three Months Ended March 31, 2015 to March 31, 2014 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Resident fee income	$3,848	$2,932	$916	31.2%
Rental income	3,906	1,032	2,874	278.5%
Interest income	3,561	483	3,078	637.3%
Total revenues	11,315	4,447	6,868	154.4%

Expenses
Property operating expense	2,746	2,208	538	24.4%
Interest expense	1,647	611	1,036	169.6%
Transaction costs	1,416	1,680	(264)	(15.7)%
Asset management and other fees - related party	2,714	2,166	548	25.3%
General and administrative expenses	2,877	521	2,356	452.2%
Depreciation and amortization	1,685	699	986	141.1%
Total expenses	13,085	7,885	5,200	65.9%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(1,770)	(3,438)	1,668	(48.5)%
Equity in earnings (losses) of unconsolidated ventures	(3,589)	—	(3,589)	N/A
Income tax benefit (expense)	345	—	345	N/A
Net income (loss)	$(5,014)	$(3,438)	$(1,576)	45.8%
Revenues
Resident Fee Income
Resident fee income increase of $0.9 million was attributable to a full quarter of income for RIDEA properties acquired during the first quarter 2014.
Rental Income
Rental income increase of $2.9 million was attributable to new acquisitions in our real estate equity segment subsequent to the first quarter 2014.
Interest Income
Interest income increase of $3.1 million was attributable to new investments in our real estate debt segment subsequent to the first quarter 2014.
Expenses
Property Operating Expenses
Property operating expenses increase of $0.5 million was attributable to a full quarter of expenses for properties acquired in the first quarter 2014.
Interest Expense
Interest expense increase of $1.0 million was primarily attributable to mortgage notes payable associated with new investments in our real estate equity segment subsequent to the first quarter 2014.

Transaction Costs
Transaction costs primarily represented expenses such as professional fees associated with new real estate equity investments. Transaction costs decrease of $0.3 million was related to higher acquisitions in our real estate equity segment completed in the first quarter 2014.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party were incurred in our corporate segment and increased $0.5 million due to higher asset management fees on invested equity in 2015.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $2.4 million was primarily attributable to increased operating costs in 2015.
Depreciation and Amortization
Depreciation and amortization expense increase of $1.0 million was primarily related to new acquisitions in our real estate equity segment subsequent to the first quarter 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
For the three months ended March 31, 2015, the Company recognized in equity in losses, operating income of $2.9 million, which includes $6.5 million of depreciation and amortization expense.
Income Tax Benefit (Expense)
The income tax benefit for the three months ended March 31, 2015 represents a net benefit of $0.3 million related to our healthcare portfolio operating under a RIDEA structure. The income tax expense for the three months ended March 31, 2014 was an immaterial amount.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. We obtain the capital required to acquire and manage our healthcare real estate portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of May 11, 2015, we had $464.6 million of cash.
Offering
From inception through May 11, 2015, we raised total gross proceeds of $1.2 billion.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75% of the cost of our investments, including cash and excluding indirect leverage held through our unconsolidated joint venture investments. As of March 31, 2015, our leverage as a percentage of our cost of investments was

27%. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, although it may exceed this level during our organization and offering stage.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor, our Prior Advisor and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and origination or acquisition of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors.
Term Loan Facility
We currently have one credit facility, or our Term Loan Facility, with initial capacity of up to $100.0 million and potential capacity of up to $200.0 million, subject to borrowing base availability. Our Term Loan Facility allows us to finance real estate investments and first mortgage loans secured by healthcare real estate. The advance rate depends on asset type and characteristic and the interest rate depends on our leverage as a percentage of total assets, as defined in the governing documents. The initial maturity date of our Term Loan Facility is November 2016, with a one-year extension available at our option, subject to the satisfaction of certain customary conditions. Our Term Loan Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facility. As of March 31, 2015, we had no borrowings outstanding under our Term Loan Facility.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2015	2014
Operating activities	$3,992	$(2,967)
Investing activities	(13,034)	(96,247)
Financing activities	207,352	129,215
Net increase (decrease) in cash	$198,310	$30,001
Three Months Ended March 31, 2015 Compared to March 31, 2014
Net cash provided by operating activities was $4.0 million for the three months ended March 31, 2015 compared to cash used in operating activities of $3.0 million for the three months ended March 31, 2014. The increase in net cash provided by operating activities was primarily related to an increase in income generated from our real estate equity and debt investments partially offset by an increase in fees paid to our Advisor for the management of our investments, an increase in general and administrative expenses due to an increase in operational activity and an increase in interest expense due to additional borrowings on mortgage notes.
Net cash used in investing activities was $13.0 million for the three months ended March 31, 2015 compared to $96.2 million for the three months ended March 31, 2014. The decrease in net cash used in investing activities primarily related to real estate equity and debt investments made in the first quarter 2014 and no new investments in the first quarter 2015.
Net cash provided by financing activities was $207.4 million for the three months ended March 31, 2015 compared to $129.2 million for the three months ended March 31, 2014. The increase in net cash provided by financing activities primarily related to an increase in net proceeds from the issuance of common stock through our Offering and our borrowings from mortgage notes, partially offset by distributions paid on our common stock.
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
We also entered into a limited guarantee with a maximum liability of up to $8.75 million in connection with our pending acquisitions.
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
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on our behalf. Our Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions.  References to our Advisor include our Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursement from us. Below is a description and table of the fees and reimbursements incurred to our Advisor.
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
Acquisition Fee
Our Advisor, or its affiliates, also receives an acquisition fee equal to 2.25% of each real estate property acquired by us, including acquisition costs and any financing attributable to an equity investment (or our proportionate share thereof in the case of an equity investment made through a joint venture) and 1.0% of the amount funded or allocated by us to acquire or originate debt investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to our Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on our consolidated balance sheets. An acquisition fee paid to our Advisor related to the origination or acquisition of debt investments is included in debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, our Advisor, or its affiliates, receives a disposition fee of 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each debt investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a debt investment incurred in a transaction other than a sale is included in debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Organization and Offering Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from our Primary Offering. Our Advisor does not expect reimbursable organization and offering costs, including costs incurred in connection with our Follow-on Offering but excluding selling commissions and dealer manager fees, to exceed $22.5 million, or 1.5% of the total proceeds available to be raised from our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three months ended March 31, 2015 and 2014 and the amount due to related party as of March 31, 2015 and December 31, 2014 (dollars in thousands):

		Three Months Ended March 31,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	March 31, 2015	December 31, 2014
Fees to Advisor
Asset management	Asset management and other fees-related party	$2,709	$327	$903	$6
Acquisition (1)	Real estate debt investments, net / Investments in unconsolidated ventures / Asset management and other fees-related party	(13)	1,985	(13)	245
Disposition (1)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor
Operating costs	General and administrative expenses	2,708	401	2,720	12
Organization	General and administrative expenses	5	75	7	2
Offering	Cost of capital (2)	685	1,434	1,175	490
Selling commissions / Dealer manager fees	Cost of capital (2)	12,386	9,798	—	—
Total				$4,792	$755
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

NorthStar Realty Purchase of Common Stock
On January 29, 2015, our board of directors approved an amended and restated distribution support agreement, or our Distribution Support Agreement, extending the term until February 6, 2017. Pursuant to our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share during our Initial Offering and at $9.18 per share during our Follow-on Offering, if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of March 31, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 303,248 shares of our common stock for $2.7 million with $7.3 million remaining outstanding under such commitment.
Investments in Joint Ventures
In May 2014, we, through a general partnership with NorthStar Realty, acquired a 5.6% interest in a $1.1 billion healthcare real estate portfolio and contributed $23.4 million of cash for our interest in the investment. The purchase was approved by our board of directors, including all of its independent directors.
In December 2014, we, through a general partnership with NorthStar Realty, acquired an interest in the Griffin-American portfolio. We acquired an interest of 14.3% for $187.2 million in cash, including our pro rata share of transaction costs. The purchase was approved by our board of directors, including all of our independent directors.
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and us, our Sponsor acquired an approximate 45%, as adjusted, ownership interest in American Healthcare Investors LLC, or AHI and Mr. James F. Flaherty III, a strategic partner of our Sponsor and our Vice Chairman, acquired a 12.3% ownership interest in AHI.  AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Realty.  In connection with our Sponsor’s acquisition of an interest in AHI, AHI provides certain management and related services, including property management, to our Advisor, NorthStar Realty and us. Initially, AHI provides such services to us only with respect to our interest in the Griffin-American portfolio or in connection with certain joint acquisitions with NorthStar Realty and, following completion of our Offering and full investment of the proceeds, AHI may provide such services to a larger subset or all of our assets.  Consequently, AHI will assist our Advisor in managing the Griffin-American portfolio and other current and future healthcare assets owned by us and NorthStar Realty.
Recent Developments
Common Stock from Offering
For the period from April 1, 2015 through May 11, 2015, we issued 5.3 million shares of common stock representing gross proceeds of $53.3 million.
Distribution Reinvestment Plan
For the period from April 1, 2015 through May 11, 2015, we issued 0.7 million shares pursuant to the DRP representing gross proceeds of $7.1 million.
Distributions
On May 12, 2015, our board of directors approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended September 30, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On May 12, 2015, our board of directors approved the sale of 0.2 million shares of our common stock for $1.6 million to NorthStar Realty, pursuant to our Distribution Support Agreement.
Share Repurchases
From April 1, 2015 through May 11, 2015, we repurchased 43,273 shares for a total of $0.4 million or a weighted average price of $9.45 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability.

New Investments
Espresso Joint Venture
We, together with Formation Capital, LLC and Safanad Management Limited, agreed to acquire the U.S.-based operations of Extendicare International Inc., a $870.0 million portfolio consisting of 152 SNF and six ALF located across 12 states, with the largest concentrations in Indiana, Kentucky, Ohio, Michigan and Wisconsin, which will be owned 40% by us. The Company may invest up to $165.0 million, including a $75.0 million mezzanine loan.
Winterfell Joint Venture
In April 2015, we and NorthStar Realty entered into an agreement to acquire a $875.0 million ILF portfolio comprised of 32 properties totaling 3,983 units located in 12 different states, which will be owned 60% by NorthStar Realty and 40% by us. We previously funded deposits of $26.2 million toward the purchase of the portfolio.. The acquisition will be financed with a ten-year, fixed rate, $648.2 million mortgage note payable.
Fountains Joint Venture
In February 2015, we entered into an agreement to acquire a $640 million CCRC portfolio of which nine properties will be operated as rental CCRC, or our Rental Properties, and six as entrance fee CCRC, or our Entrance Fee Properties, and together with our Rental Properties, our Fountains Portfolio. The Fountains Portfolio contains approximately 3,637 units, including 23 contracted life estate units and is located in 11 states. Our Entrance Fee Properties will be acquired by us and leased to affiliates of The Freshwater Group, Inc., or Freshwater, pursuant to a master net lease. Our Rental Properties will be purchased by a joint venture formed in April 2015 between us and affiliates of Freshwater and will be held under a RIDEA structure. We and Freshwater will own 97.0% and 3.0%, respectively, of the joint venture. We previously funded deposits of $28.2 million toward the purchase of our Fountains Portfolio. The acquisition will be financed with a ten-year, fixed rate, $410.0 million mortgage note payable.
There can be no assurance that we will complete the transactions that are under contract described above on the terms contemplated or at all.
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
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore included in the computation of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. Such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are acquired or originated by reducing cash flow and therefore the potential distributions to our stockholders. However, in general, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
Acquisition fees and expenses paid to our Advisor and third parties in connection with the acquisition of equity investments are considered expenses and are included in the determination of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore, if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operating earnings, cash flow or net proceeds from the sale of properties or investments. All paid and accrued acquisition fees and expenses will have negative effects on future distributions to stockholders and cash flow generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
The origination and acquisition of debt investments and the corresponding acquisition fees paid to our Advisor (and any offsetting origination fees received from our borrowers) associated with such activity is a key operating feature of our business plan that results in generating income and cash flow in order to make distributions to our stockholders. Therefore, the exclusion for acquisition fees may be of limited value in calculating operating performance because acquisition fees affect our overall long-term operating performance and may be recurring in nature as part of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense) over our life.
Due to certain of the unique features of publicly-registered, non-traded REITs the Investment Program Association, or the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the SEC, nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
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

The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(5,013)	$(3,410)
Adjustments:
Depreciation and amortization	1,685	699
Depreciation and amortization related to unconsolidated ventures	6,240	—
Depreciation and amortization related to non-controlling interests	(17)	(13)
Funds from operations	$2,895	$(2,724)
Modified funds from operations:
Funds from operations	$2,895	$(2,724)
Adjustments:
Acquisition fees and transaction costs	1,401	3,489
Straight-line rental (income) loss	(658)	(112)
Amortization of premiums, discounts and fees on investments and borrowings, net	329	183
Deferred tax (benefit) expense	(226)	—
Adjustments related to unconsolidated ventures	1,948	—
Adjustments related to non-controlling interests	2	(27)
Modified funds from operations	$5,691	$809
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the date of our first investment on April 5, 2013 through March 31, 2015, we paid distributions at an annualized distribution rate of 6.75%, assuming a purchase price of $10.00 per share of common stock for our Initial Primary Offering, and 6.62%, assuming a purchase price of $10.20 per share of common stock for our Follow-on Primary Offering. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2015 and for the year ended December 31, 2014 (dollars in thousands):

	Three Months Ended March 31, 2015		Year Ended December 31, 2014
Distributions (1)
Cash	$8,023		$11,897
DRP	10,143		14,744
Total	$18,166		$26,641

Sources of Distributions (1)
FFO (2)	$2,895	16%	$—	—%

Offering Proceeds - Distribution Support	1,631	9%	629	2%
Offering proceeds - Other	13,640	75%	26,012	98%
Total	$18,166	100%	$26,641	100%

Cash Flow Provided by (Used in) Operations	$3,992		$(1,920)
_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through March 31, 2015, we declared $46.1 million in distributions. Cumulative FFO for the period from April 5, 2013 through March 31, 2015 was negative $6.9 million. We used $2.9 million of FFO to pay distributions for the three months ended March 31, 2015 and no FFO was used to pay distributions for the year December 31, 2014.

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
Interest Rate Risk
Changes in interest rates affect our net interest income, which is the difference between the income earned on our investments and the interest expense incurred in connection with our borrowings and derivatives.
Our debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, some of our floating-rate debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments. As of March 31, 2015, some of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $0.6 million annually.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. We had no fixed-rate debt investments as of March 31, 2015.
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
Credit Risk
Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2015, two debt investments each contributed more than 10% of interest income.
We are subject to the credit risk of the lessee of operators of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator’s business as well as an assessment of the strategic importance of the underlying real estate to the operator’s core business operations. Where appropriate, we may seek to augment the operator’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, approximately 49% of our operator revenues are derived from government sources, notably Medicare or Medicaid. Previously announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 27, 2015, except as noted below.
If we continue to pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Distributions declared may be paid using proceeds from our Offering, including the purchase of additional shares by our Sponsor. For the three months ended March 31, 2015, we declared distributions of $18.2 million compared to cash provided by operating activities of $4.0 million and $15.3 million, or 84%, of the distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty. For the year ended December 31, 2014, we declared distributions of $26.6 million compared to cash used in operations of $1.9 million.  All distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
Pursuant to our Distribution Support Agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share during the Initial Offering and at $9.18 per share during the Follow-on Offering (which includes the $2.0 million of shares our Sponsor purchased by an affiliate of our Sponsor to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 303,248 shares of our common stock as of March 31, 2015. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
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
On February 6, 2015, our registration statement on Form S-11 (File No. 333-199125), covering our Follow-on Offering of up to $700.0 million which includes up to $500.0 million in shares pursuant to our Follow-on Primary Offering and up to $200.0 million in shares pursuant to our Follow-on DRP, was declared effective under the Securities Act. We are offering shares of common stock pursuant to our Follow-on Offering at $10.20 per share with discounts available to certain categories of purchasers and shares of common stock pursuant to our DRP at $9.69 per share.
As of March 31, 2015, we issued the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	109,560	$1,092,829
DRP	2,306	21,967
Total (1)	111,866	$1,114,796
_________________________________________________

(1)	Our Initial Offering was completed on February 2, 2015.
For the period from the commencement of our Follow-on Offering through March 31, 2015, we issued 1.3 million shares of common stock generating total gross proceeds of $13.3 million pursuant to our Follow-on Offering, including 0.3 million shares of common stock and $3.2 million of gross proceeds pursuant to our Follow-on DRP.
From the commencement of our Offering through March 31, 2015, we incurred $73.9 million in selling commissions, $32.7 million in dealer manager fees and $6.7 million in other offering costs in connection with the issuance and distribution of our registered securities and $87.3 million of these costs have been reallowed to third parties.
From the commencement of our Offering through March 31, 2015, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.0 billion. From the commencement of our Offering through March 31, 2015, we used proceeds of $425.1 million to purchase real estate equity investments, $145.0 million to acquire and originate real estate debt investments and $22.5 million to pay our Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective August 7, 2012, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability, if the disability is deemed qualifying by our board of directors in their sole discretion and after receiving written notice from the stockholder or the stockholder’s estate. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. Pursuant to amended FINRA Rules 2310 and 2340, we expect to establish an estimated value per share by April 11, 2016, the effective date of the amended rules, or the Valuation Date. For purposes of our Follow-on Offering, prior to the Valuation Date, unless the shares are being repurchased in connection with a stockholder's death or qualifying disability, we will repurchase shares at a price equal to, or at a discount from, the purchase price paid for the shares being repurchased at varying prices based on the period such shares have been held. After the Valuation Date, unless the shares are being repurchased in connection with a stockholder's death or qualifying disability, we will repurchase shares at 95% of the most recently determined estimated value per share; provided that at any time we are engaged in a primary offering of our shares, the repurchase price for our shares will not exceed the primary offering price.
For the three months ended March 31, 2015, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	$—	—	(1)
February 1 to February 28	74,298	9.90	74,298	(1)
March 1 to March 31	—	—	—	(1)
Total	74,298	$9.90	74,298
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

As of March 31, 2015, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2015, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.

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

4.1	Form of Subscription Agreement (included as Exhibit A to Supplement No. 2, dated March 27, 2015 to the Prospectus dated February 6, 2015 (File No. 333-199125) and incorporated herein by reference)
4.2	Distribution Reinvestment Plan (filed as Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-199125) and incorporated herein by reference)
10.1*	Fourth Amended and Restated Distribution Support Agreement, by and between NorthStar Realty Finance Corp. and NorthStar Healthcare Income, Inc.
10.2
Amended and Restated Partnership Agreement of Healthcare GA Holdings, General Partnership, dated as of January 13, 2015 (filed as Exhibit 10.58 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.3
Fourth Amendment to Credit Agreement and Other Loan Documents, dated as of February 19, 2015, by and among NorthStar Healthcare Income Operating Partnership, LP, NorthStar Healthcare Income, Inc., NRFC Blackhawk Holdings, LLC, Hilltopper Assisted Living, LLC, and Key Bank National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2015 and incorporated herein by reference)

10.4
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 18, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.5
Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of March 25, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.6
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 1, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.7
Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 8, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.8
Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 9, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.9	Limited Liability Company Agreement of Watermark Fountains Owner, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)
10.10*	Amended and Restated Independent Directors Compensation Plan
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Equity for the three months ended March 31, 2015 (unaudited) and the year ended December 31, 2014; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

______________________________________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	May 14, 2015	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer and Treasurer