Form 10-Q
period 2015-06-30
NorthStar Healthcare Income, Inc.
filed 2015-08-14
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
The Company has one class of common stock, $0.01 par value per share, 134,080,092 shares outstanding as of August 11, 2015.

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

•
the ability and willingness of our tenants, operators, managers and other third parties to satisfy their respective obligations to us, including in some cases their obligation to indemnify us from and against various claims and liabilities;

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

•
whether we will realize the benefits of the long-term partnership between our sponsor and James F. Flaherty III, our Vice Chairman and potential conflicts that may arise in connection with his interest in American Healthcare Investors, LLC;

•	risks associated with our joint ventures and unconsolidated entities, including our lack of sole decision making authority and the financial condition of our joint venture partners;

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our risk and portfolio management systems;

•	failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

•	the extent and timing of future healthcare reform and regulation, including changes in reimbursement policies, procedures and rates;

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

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$219,968	$267,672
Restricted cash	17,273	8,706
Operating real estate, net	849,084	259,409
Investments in unconsolidated ventures (refer to Note 4)	316,243	215,175
Real estate debt investments, net	145,987	146,267
Receivables, net	9,982	10,161
Deferred costs and intangible assets, net	48,122	2,974
Other assets	37,096	8,385
Total assets	$1,643,755	$918,749

Liabilities
Mortgage notes payable	$579,750	$76,000
Due to related party	176	755
Escrow deposits payable	3,491	2,385
Distribution payable	6,804	4,794
Accounts payable and accrued expenses	26,775	2,830
Other liabilities	7,517	—
Total liabilities	624,513	86,764
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 125,806,497 and 97,971,587 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,258	980
Additional paid-in capital	1,126,567	875,205
Retained earnings (accumulated deficit)	(113,997)	(45,458)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	1,013,828	830,727
Non-controlling interests	5,414	1,258
Total equity	1,019,242	831,985
Total liabilities and equity	$1,643,755	$918,749

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Resident fee income	$12,132	$3,797	$15,980	$6,730
Rental income	5,740	1,236	9,647	2,268
Interest income	3,648	784	7,208	1,267
Total revenues	21,520	5,817	32,835	10,265
Expenses
Real estate properties - operating expenses	8,739	2,750	11,486	4,958
Interest expense	3,431	800	5,078	1,410
Transaction costs	3,127	32	4,542	1,713
Asset management and other fees - related party	17,829	586	20,543	2,751
General and administrative expenses	4,224	1,006	7,101	1,527
Depreciation and amortization	4,697	892	6,382	1,592
Total expenses	42,047	6,066	55,132	13,951
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(20,527)	(249)	(22,297)	(3,686)
Equity in earnings (losses) of unconsolidated ventures	(5,351)	(297)	(8,941)	(297)
Income tax benefit (expense)	208	—	553	—
Net income (loss)	(25,670)	(546)	(30,685)	(3,983)
Net (income) loss attributable to non-controlling interests	151	3	152	30
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(25,519)	$(543)	$(30,533)	$(3,953)
Net income (loss) per share of common stock, basic/diluted	$(0.22)	$(0.02)	$(0.27)	$(0.18)
Weighted average number of shares of common stock outstanding, basic/diluted	118,095,010	27,389,089	113,757,105	21,502,613
Distributions declared per share of common stock	$0.17	$0.17	$0.33	$0.33

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(25,670)	$(546)	$(30,685)	$(3,983)
Comprehensive income (loss)	(25,670)	(546)	(30,685)	(3,983)
Comprehensive (income) loss attributable to non-controlling interests	151	3	152	30
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc.	$(25,519)	$(543)	$(30,533)	$(3,953)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2013	10,985	$110	$97,055	$(3,872)	$93,293	$202	$93,495
Net proceeds from issuance of common stock	85,691	857	765,872	—	766,729	—	766,729
Issuance and amortization of equity-based compensation	8	—	60	—	60	—	60
Non-controlling interests - contributions	—	—	—	—	—	1,090	1,090
Shares redeemed for cash	(14)	—	(142)	—	(142)	—	(142)
Distributions declared	—	—	—	(26,641)	(26,641)	—	(26,641)
Proceeds from distribution reinvestment plan	1,302	13	12,360	—	12,373	—	12,373
Net income (loss)	—	—	—	(14,945)	(14,945)	(34)	(14,979)
Balance as of December 31, 2014	97,972	$980	$875,205	$(45,458)	$830,727	$1,258	$831,985
Net proceeds from issuance of common stock	25,853	258	232,382	—	232,640	—	232,640
Issuance and amortization of equity-based compensation	12	—	48	—	48	—	48
Non-controlling interests - contributions	—	—	—	—	—	4,308	4,308
Shares redeemed for cash	(118)	(1)	(1,144)	—	(1,145)	—	(1,145)
Distributions declared	—	—	—	(38,006)	(38,006)	—	(38,006)
Proceeds from distribution reinvestment plan	2,087	21	20,076	—	20,097	—	20,097
Net income (loss)	—	—	—	(30,533)	(30,533)	(152)	(30,685)
Balance as of June 30, 2015 (unaudited)	125,806	$1,258	$1,126,567	$(113,997)	$1,013,828	$5,414	$1,019,242

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(30,685)	$(3,983)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	8,941	297
Depreciation and amortization	6,382	1,592
Straight-line rental income	(1,445)	(245)
Amortization of premium/accretion of discount on investments	92	9
Amortization of deferred financing costs	634	264
Amortization of equity-based compensation	48	26
Deferred income tax benefit	(782)	—
Distributions from unconsolidated ventures (refer to Note 4)	249	—
Changes in assets and liabilities:
Restricted cash	(1,745)	(1,991)
Receivables, net	(3,134)	(495)
Other assets	60	(126)
Due to related party	(789)	(1,141)
Escrow deposits payable	1,142	1,066
Accounts payable and accrued expenses	10,846	1,334
Other liabilities	5,042	—
Net cash provided by (used in) operating activities	(5,144)	(3,393)
Cash flows from investing activities:
Acquisition of operating real estate investments	(591,708)	(83,055)
Improvement of operating real estate investments	(2,642)	(455)
Deferred costs and intangible assets	(39,147)	—
Origination of real estate debt investments	—	(95,633)
Acquisition of real estate debt investments	188	—
Investment in unconsolidated ventures (refer to Note 4)	(122,268)	(24,740)
Distributions from unconsolidated ventures (refer to Note 4)	12,010	307
Change in restricted cash	(6,848)	(2,073)
Other assets	(12,417)	1,009
Net cash provided by (used in) investing activities	(762,832)	(204,640)
Cash flows from financing activities:
Borrowing from mortgage notes	503,750	41,500
Repayment of mortgage notes	—	(95)
Payment of deferred financing costs	(8,341)	(1,654)
Change in restricted cash	(9)	(263)
Net proceeds from issuance of common stock	235,991	205,196
Net proceeds from issuance of common stock, related party	1,617	86
Shares redeemed for cash	(1,145)	(3)
Distributions paid on common stock	(35,996)	(5,939)
Proceeds from distribution reinvestment plan	20,097	3,242
Contributions from non-controlling interests	4,308	998
Net cash provided by (used in) financing activities	720,272	243,068

Net increase (decrease) in cash	(47,704)	35,035
Cash - beginning of period	267,672	45,537
Cash - end of period	$219,968	$80,572

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 7)	$558	$271
Subscriptions receivable, gross	3,506	2,714
Escrow deposits related to investments	39	18
Distribution payable	6,804	1,754
Other liabilities	2,475	—
Accrued acquisition fees - unconsolidated ventures	13,098	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Healthcare Income, Inc. (the “Company”) was formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, predominantly in the United States, which the Company defines as assisted living (“ALF”), memory care (“MCF”), skilled nursing (“SNF”) and independent living (“ILF”) facilities, that have an emphasis on private pay patients although many of these facilities may also rely on public pay patients. The Company also invests in equity and debt investments in other healthcare property types, including medical office buildings (“MOB”), continuing care retirement communities (“CCRC”), hospitals and rehabilitation facilities. The Company may also invest internationally. In addition, the Company may acquire healthcare-related securities. The Company was formed in October 2010 as a Maryland corporation and commenced operations in February 2013. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
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
Substantially all the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of June 30, 2015 and December 31, 2014. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of June 30, 2015, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On February 6, 2015, the Company’s registration statement on Form S-11 was declared effective by the Securities and Exchange Commission (the “SEC”) for a follow-on public offering (the “Follow-on Offering”) of up to $700.0 million which includes up to $500.0 million in shares pursuant to its follow-on primary offering (the “Follow-on Primary Offering”) and up to $200.0 million in shares pursuant to its follow-on distribution reinvestment plan (the “Follow-on DRP”). The Company reserves the right to reallocate shares of its common stock being offered between the Follow-on Primary Offering and the Follow-on DRP. The Company began raising capital from the Follow-On Offering at the end of February 2015.  As of August 11, 2015, 45.9 million shares remain available for sale pursuant to the Follow-On Offering, including shares offered pursuant to the Follow-On DRP that may be reallocated to the Follow-On Primary Offering. The Follow-On Primary Offering is expected to terminate during the fourth quarter of 2015. However, the board of directors may determine to terminate the Follow-on Offering at any time.
The Initial Primary Offering and the Follow-On Primary Offering are collectively referred to as the Primary Offering and the Initial DRP and the Follow-on DRP are collectively referred to as the DRP. Additionally, the Primary Offering and the DRP are collectively referred to as the Offering.
The Company retained NorthStar Securities, LLC (the “Dealer Manager”), formerly a subsidiary of NorthStar Realty that became a subsidiary of the Sponsor upon completion of the spin-off, to serve as the dealer manager for the Primary Offering.
On February 11, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Initial Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through August 11, 2015, the Company raised total gross proceeds of $1.3 billion.

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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of June 30, 2015, the Company has not identified any VIEs related to its investments or financing.
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
Operating Real Estate
The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles, such as in-place leases and goodwill. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful life of the assets. Construction costs incurred in connection with the Company’s investments are capitalized and included in operating real estate, net on the consolidated balance sheets. Construction in progress is not depreciated until the development is substantially completed. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations. The Company evaluates whether a real estate acquisition constitutes a business and whether business combination accounting is appropriate.
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
Deferred Costs and Intangible Assets
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
Identified Intangibles
The Company records acquired identified intangibles based on estimated fair value. In-place lease intangible assets are amortized into depreciation and amortization expense in the consolidated statements of operations on a straight-line basis over the remaining lease or resident agreement term.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company performs an annual impairment test for goodwill and evaluates the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In making such assessment, qualitative factors are used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, then an impairment charge is recorded.
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets.
The following table presents a summary of deferred costs and intangible assets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31,
	(Unaudited)	2014
Deferred costs and intangible assets:
In-place lease value, net	$22,671	$—
Goodwill	13,930	—
Other intangible assets	380	—
Subtotal intangible assets	36,981	—
Deferred financing and other costs, net	11,141	2,974
Total	$48,122	$2,974
The Company recorded $1.7 million of amortization expense for the three and six months ended June 30, 2015. The Company did not have amortization expense relating to identified intangibles in 2014.
The following table presents annual amortization of intangible assets (dollars in thousands):

In-place lease
July 1 to December 31, 2015	$10,192
Years Ending December 31:
2016	8,898
2017	693
2018	693
2019	693
Thereafter	1,502
Total	$22,671
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the six months ended June 30, 2015, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets and Other Liabilities
The following table presents a summary of other assets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31,
	(Unaudited)	2014
Other assets:
Investment deposits and pending deal costs	$26,019	$6,721
Remainder interest in condominium units (1)	5,715	—
Deferred tax assets	2,197	1,415
Other	1,682	55
Prepaid expenses	1,483	194
Total	$37,096	$8,385

__________________________________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
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
The Company also generates operating income from healthcare properties under a RIDEA structure. Revenue related to healthcare properties includes resident room and care charges and other resident service charges. Revenue is recognized when such services are provided, generally defined as the date upon which a resident occupies a room or uses the services and is recorded in resident fee income in the consolidated statements of operations.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

macroeconomic factors, real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2015, the Company did not have any impaired real estate debt investments.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.
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
The Company recorded an income tax benefit of $0.2 million and an immaterial amount of expense for the three months ended June 30, 2015 and 2014, respectively. The Company recorded an income tax benefit of $0.6 million and an immaterial amount of expense for the six months ended June 30, 2015 and 2014, respectively.
Other
Refer to Note 2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year.  The effective date of the new revenue standard for the Company will be January 1, 2018. The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial position, results of operations and financial statement disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset.  Amortization of the costs would continue to be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015 (Unaudited)	December 31, 2014

Land	$126,875	$20,035
Land improvements	4,950	—
Buildings and improvements	697,118	235,544
Construction in progress	3,556	1,320
Furniture and fixtures	25,679	6,927
Subtotal	858,178	263,826
Less: Accumulated depreciation	(9,094)	(4,417)
Operating real estate, net	$849,084	$259,409
Real Estate Acquisitions
The following table summarizes operating real estate acquisitions for the six months ended June 30, 2015 (dollars in thousands):

Acquisition Date	Type (1)	Portfolio	Amount (2) (3) (4)	Properties	Units	Location	Financing	Company’sEquity	Ownership Interest	Transaction Costs

June 2015	RIDEA (5)	Watermark Fountains	$377,052	10	2,377	Various	$236,456	$153,536	97.0%	$4,169

June 2015	Net Lease	Watermark Fountains	275,133	6	1,260	Various	173,544	88,691	100%	195

Grand Total			$652,185	16	3,637		$410,000	$242,227		$4,364
_________________________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)
Includes initial net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and may be adjusted for subsequent capital expenditures and upon completion of the final purchase price allocation.

(3)	Excludes the Company’s interest in properties held through unconsolidated joint ventures.

(4)
The Company holds Remainder Interests in the Watermark Fountains condominium units, subject to life estates and refund liabilities, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets.

(5)	Includes one property in which the Company holds a Remainder Interest in 23 condominium units.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the preliminary allocation of purchase price of the assets acquired and liabilities issued for acquisitions in 2015 that continue to be subject to refinement upon receipt of all information (dollars in thousands):

Assets:
Land and improvements	$110,660
Buildings and improvements	461,470
Intangible assets (1)	38,680
Other assets acquired (2)	21,690
Total assets acquired	$632,500
Liabilities:
Mortgage notes payable	$410,000
Total liabilities	410,000
Total NorthStar Healthcare Income, Inc. stockholders’ equity	218,702
Non-controlling interests	3,798
Total equity	222,500
Total liabilities and equity	$632,500
_________________________________________________

(1)	Primarily includes in-place leases and goodwill.

(2)	Primarily includes furniture and fixtures and Remainder Interests in condominium units net of refund liabilities.

From acquisition in June 2015 through June 30, 2015, the Company recorded aggregate revenue and net loss attributable to the Company of $9.9 million and $4.7 million, respectively, related to these acquisitions. Net loss is primarily related to transaction costs and depreciation and amortization.

The following presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the acquisition of Watermark Fountains portfolio and related borrowings as if it occurred on January 1, 2014. The unaudited pro forma amounts were prepared for comparable purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future and exclude transaction costs (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro forma total revenues	$36,425	$30,574	$72,498	$59,780
Pro forma net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(29,377)	(4,700)	(38,547)	(12,266)
Pro forma net income (loss) per share of common stock, basic/diluted	$(0.25)	$(0.17)	$(0.34)	$(0.57)

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investments in unconsolidated ventures, all of which are accounted for under the equity method.  The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures. The Company had four unconsolidated joint ventures as of June 30, 2015, of which two were significant unconsolidated joint venture entities as of June 30, 2015.
Eclipse Joint Venture
In May 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), entered into a joint venture with an affiliate of Formation Capital, LLC to acquire an interest in a $1.1 billion healthcare real estate portfolio comprised of over 8,500 units/beds across 44 ALFs and 36 SNFs, located primarily in Florida, Illinois, Oregon and Texas. The Company contributed $23.4 million for a 5.6% interest in the joint venture. As of June 30, 2015, the carrying value of the Company’s investment was $19.9 million, including $1.3 million of capitalized acquisition costs. For the six months ended June 30, 2015, the Company recognized in equity in earnings, operating income of $1.3 million, which excludes $0.9 million of depreciation and amortization expense.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Envoy Joint Venture
In June 2014, the Company made a subordinate interest investment of $5.0 million which was exchanged for an 11.4% interest in a joint venture, in the form of a general partnership, with affiliates of Formation Capital, LLC and Safanad Management Limited (“Envoy”) in September 2014. The joint venture owns a $145.0 million portfolio, subject to certain earn-out provisions, of 14 SNFs comprised of 1,658 beds and located in Virginia, Maryland and Pennsylvania. As of June 30, 2015, the carrying value of the Company’s investment was $5.3 million, including $0.4 million of capitalized acquisition costs. For the six months ended June 30, 2015, the Company recognized in equity in earnings, operating income of $0.5 million, which excludes $0.3 million of depreciation and amortization expense.
Griffin-American Joint Venture
In December 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), acquired an interest in Griffin-American Healthcare REIT II, Inc.’s (“Griffin-American”) healthcare real estate portfolio following completion of the merger of Griffin-American with and into a subsidiary of NorthStar Realty. In connection with the merger, the Company acquired a 14.3% interest in the joint venture for $187.2 million in cash, including a pro rata share of transaction costs. The Griffin-American joint venture portfolio includes 298 healthcare real estate properties located throughout the United States and in the United Kingdom, including 148 MOBs, 91 senior housing facilities, 45 SNFs and 14 hospitals.
As of June 30, 2015, the carrying value of the Company’s investment was $186.2 million, including $13.4 million of capitalized acquisition costs. For the six months ended June 30, 2015, the Company recognized in equity in losses, operating income of $6.2 million, which excludes $11.2 million of depreciation and amortization expense and $0.6 million of transaction costs.
Winterfell Joint Venture
In May 2015, the Company, through general partnerships with NorthStar Realty (refer to Note 7), acquired an interest in an $875.0 million healthcare real estate portfolio comprised of 32 private pay ILF from affiliates of Harvest Facility Holdings LP (“Winterfell”). The facilities comprising the portfolio contain approximately 3,983 units and are located in 12 different states, with the largest concentrations in California, Texas and Washington. The Company contributed $98.7 million for a 40.0% interest in the joint venture. As of June 30, 2015, the carrying value of the Company’s investment was $104.9 million, including $8.0 million of capitalized acquisition costs. From acquisition through June 30, 2015, the Company recognized in equity in losses, operating income of $1.2 million, which excludes $1.9 million of depreciation and amortization expense and $3.3 million of transaction costs.
Summarized Financial Data
The combined balance sheets and statements of operations for the Griffin-American and Winterfell unconsolidated ventures as of June 30, 2015 and for the six months ended June 30, 2015 are as follows (dollars in thousands):

	June 30, 2015		Six Months Ended June 30, 2015
Assets
Operating real estate, net	$4,515,833	Total revenues	$210,256
Other assets	716,631
Total assets	$5,232,464	Real estate properties - operating expenses	83,424
		Transaction costs	12,710
Liabilities and equity		Interest expense	82,322
Mortgage notes payable	$3,544,680	Depreciation and amortization	82,798
Other liabilities	237,652	Total expenses	261,254
Equity	1,450,132
Total liabilities and equity	5,232,464	Net income (loss)	$(50,998)
Net investment in unconsolidated ventures	$291,068	Equity in earnings (losses) of unconsolidated ventures	$(9,608)

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Real Estate Debt Investments
The following table presents debt investments as of June 30, 2015 (dollars in thousands):

					Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value	Allocation by Investment Type (1)	Spread over LIBOR (2)	Total Unleveraged Current Yield
First mortgage loans (3)	2	$25,887	$25,887	17.7%	8.1%	8.3%	100.0%
Mezzanine loans	2	120,000	120,100	82.3%	10.2%	10.4%	100.0%
Total/Weighted Average	4	$145,887	$145,987	100.0%	9.8%	10.0%	100.0%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum London Interbank Offered Rate (“LIBOR”) rate, as applicable.

(3)	As of June 30, 2015, all first mortgage loans were subject to a minimum LIBOR rate (“LIBOR floor”) with the weighted average of 0.6%.
The following table presents debt investments as of December 31, 2014 (dollars in thousands):

					Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value	Allocation by Investment Type (1)	Spread over LIBOR (2)	Total Unleveraged Current Yield
First mortgage loans (3)	2	$25,887	$25,887	17.7%	8.1%	8.3%	100.0%
Mezzanine loans	2	120,000	120,380	82.3%	10.2%	10.4%	100.0%
Total/Weighted Average	4	$145,887	$146,267	100.0%	9.8%	10.0%	100.0%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum LIBOR rate, as applicable.

(3)	As of December 31, 2014, all first mortgage loans were subject to a LIBOR floor with the weighted average of 0.6%.
The following table presents maturities of debt investments based on principal amount as of June 30, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
July 1, to December 31, 2015	$—	$—
Years Ending December 31:
2016	131,250	—
2017	14,637	—
2018	—	11,250
2019	—	134,637
Thereafter	—	—
Total	$145,887	$145,887
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of June 30, 2015, the weighted average maturity, including extensions, of debt investments was 3.9 years.
Credit Quality Monitoring
Certain debt investments are secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its debt investments at least quarterly and differentiates the relative credit quality principally based on: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

expectations as to the ultimate recovery of principal at maturity. The Company categorizes a debt investment for which it expects to receive full payment of contractual principal and interest payments as “performing.” The Company will categorize a weaker credit quality debt investment that is currently performing, but for which it believes future collection of all or some portion of principal and interest is in doubt, into a category called “performing with a loan loss reserve.” The Company will categorize a weaker credit quality debt investment that is not performing, which the Company defines as a loan in maturity default and/or past due at least 90 days on its contractual debt service payments, as a non-performing loan (“NPL”). The Company’s definition of an NPL may differ from that of other companies that track NPLs.
As of June 30, 2015, all debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the six months ended June 30, 2015, two debt investments each contributed more than 10% of interest income.

6.	Borrowings
The following table presents borrowings as of June 30, 2015 and December 31, 2014 (dollars in thousands):

					June 30, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity		Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage notes payable
Peregrine Portfolio (2)
Various locations	Non-recourse	Dec-19		LIBOR + 3.50%	$24,000	$24,000	$24,000	$24,000
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21		LIBOR + 2.92%	21,500	21,500	21,500	21,500
Frisco, TX	Non-recourse	Mar-21		LIBOR + 3.04%	20,000	20,000	20,000	20,000
Milford, OH (3)	Non-recourse	Dec-18		LIBOR + 3.35%	10,500	10,500	10,500	10,500
Arbors Portfolio (4)
Various locations	Non-recourse	Jan-25		3.99%	93,750	93,750	—	—
Watermark Fountains Portfolio (5)
Various locations	Non-recourse	May-22		3.92%	410,000	410,000	—	—
Subtotal mortgage notes payable					579,750	579,750	76,000	76,000

Credit facilities
Term Loan Facility	Recourse	Nov-17	(6)	Various (7)	—	—	—	—

Total					$579,750	$579,750	$76,000	$76,000
_____________________________________________________

(1)
Comprised of $41.5 million principal amount of floating rate borrowings at one-month LIBOR and $34.5 million principal amount of floating rate borrowings at three-month LIBOR, including $10.5 million subject to a LIBOR floor of 0.5%.

(2)
In December 2014, the Company entered into a mortgage note arrangement with a capacity of up to $30.0 million, subject to certain conditions, secured by four healthcare real estate properties. As of June 30, 2015, the Company borrowed $24.0 million of this commitment, of which $7.6 million was used to repay an existing mortgage note payable. The repayment resulted in a $0.2 million loss on extinguishment of the mortgage note payable due to the write-off of deferred financing costs. As of June 30, 2015, the Company did not maintain the minimum lease coverage ratio and will be required to fund $2.0 million into a lender controlled reserve until it can maintain a minimum debt yield for two consecutive quarters. The Company has been working constructively with the lender and is not required to fund any other reserves.

(3)
The initial maturity of $10.5 million principal amount of a floating rate borrowing is December 2016, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(4)	In January 2015, the Company entered into four mortgage notes payable with an aggregate amount of $93.8 million, secured by four healthcare real estate properties.

(5)	Comprised of $410.0 million principal amount of fixed rate borrowings, secured by 15 healthcare real estate properties.

(6)
The initial maturity of Term Loan Facility, as defined below, is November 2016, with a one-year extension available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(7)	The interest rate depends on the cumulative leverage of the Company and advance rate depends upon asset type and characteristics.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings based on fully extended maturity as of June 30, 2015 (dollars in thousands):

July 1 to December 31, 2015	$—
Years Ending December 31:
2016	232
2017	3,516
2018	15,465
2019	33,032
Thereafter	527,505
Total	$579,750
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
In February 2014, the Company, through the Operating Partnership, amended the Term Loan Facility to increase the initial capacity to $100.0 million with up to $200.0 million of potential capacity, subject to borrowing base availability. As of June 30, 2015, we had no borrowings outstanding under the Term Loan Facility.
The Company is currently in compliance with all of its financial covenants.

7.	Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into the Sponsor, on June 30, 2014, the Company entered into a new advisory agreement with the Advisor, an affiliate of the Sponsor, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with the Prior Advisor. In June 2015, a new advisory agreement was renewed for an additional one-year term commencing on June 30, 2015 with terms identical to those in effect through June 30, 2015. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to the Prior Advisor.
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
Reimbursements to Advisor
Operating Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocates, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs include the Company’s allocable share of the Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Advisor allocates these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three and six months ended June 30, 2015 and 2014 and the amount due to related party as of June 30, 2015 and December 31, 2014 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Fees to Advisor
Asset management	Asset management and other fees-related party	$3,651	$527	$6,360	$854	$(2)	$6
Acquisition (1)	Real estate debt investments, net / investments in unconsolidated ventures / asset management and other fees-related party	22,216	2,535	22,202	4,521	(38)	245
Disposition (1)	Real estate debt investments, net	—	—	—	—	—	—
Reimbursements to Advisor
Operating costs (2)	General and administrative expenses	4,001	646	6,709	1,047	6	12
Organization	General and administrative expenses	57	188	63	263	—	2
Offering (2)	Cost of capital (3)	1,867	1,494	2,552	2,928	210	490
Selling commissions / Dealer manager fees	Cost of capital (3)	12,706	13,103	25,092	22,900	—	—
Total						$176	$755
____________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees-related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursements.

(2)	As of June 30, 2015, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $9.4 million, that remain eligible to allocate to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
On January 29, 2015, the board of directors of the Company approved an amended and restated distribution support agreement (the “Distribution Support Agreement”) extending the term until February 6, 2017. Pursuant to the Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share during the Initial Offering and at $9.18 per share during the Follow-on Offering, if cash

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of June 30, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 481,011 shares of the Company’s common stock for $4.4 million with $5.6 million remaining outstanding under such commitment.
Investments in Joint Ventures
In May 2014, the Company, through a general partnership with NorthStar Realty, acquired a 5.6% interest in a $1.1 billion healthcare real estate portfolio and contributed $23.4 million of cash for its interest in the investment. The purchase was approved by the Company’s board of directors, including all of its independent directors.
In December 2014, the Company, through a general partnership with NorthStar Realty, acquired a 14.3% interest in the Griffin-American portfolio for $187.2 million in cash, including the Company’s pro rata share of transaction costs. The purchase was approved by the Company’s board of directors, including all of its independent directors.
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and the Company, the Sponsor acquired a 43%, as adjusted, ownership interest in American Healthcare Investors LLC (“AHI”) and Mr. James F. Flaherty III, a strategic partner of the Sponsor and the Company’s Vice Chairman, acquired a 12.3% ownership interest in AHI.  AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by the Company and NorthStar Realty.  In connection with the Sponsor’s acquisition of an interest in AHI, AHI provides certain management and related services, including property management, to the Advisor, NorthStar Realty and the Company. Initially, AHI provides such services to the Company only with respect to its interest in the Griffin-American portfolio or in connection with certain joint acquisitions with NorthStar Realty and, following completion of the Offering and full investment of the proceeds, AHI may provide such services to a larger subset or all of the Company’s assets.  Consequently, AHI will assist the Advisor in managing the Griffin-American portfolio and other current and future healthcare assets owned by the Company and NorthStar Realty.
In May 2015, the Company, through general partnerships with NorthStar Realty, acquired a 40.0% interest in a $875.0 million Winterfell portfolio and contributed $98.7 million of cash for its interest in the investment, including the Company’s pro rata share of transaction costs.

8.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of June 30, 2015, the Company’s independent directors were granted a total of 41,765 shares of restricted common stock for an aggregate $420,000. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $18,834 and $13,481 for the three months ended June 30, 2015 and 2014, respectively, and $48,133 and $26,137 for the six months ended June 30, 2015 and 2014, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Stockholders’ Equity
Common Stock from Primary Offering
For the six months ended June 30, 2015, the Company issued 25.9 million shares of common stock generating gross proceeds of $260.3 million. For the year ended December 31, 2014, the Company issued 85.7 million shares of common stock generating gross proceeds of $854.9 million. From inception through June 30, 2015, the Company issued 122.5 million shares of common stock generating gross proceeds of $1.2 billion.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share pursuant to the Initial DRP and the Follow-on DRP was $9.50 and $9.69, respectively. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. Pursuant to amended Rules 2310 and 2340 of the Financial Industry Regulatory Authority, Inc., the Company expects to establish an estimated value per share by April 11, 2016, the effective date of the amended rules. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. Once established, the Company will disclose the per share estimated value in its annual report. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the six months ended June 30, 2015, the Company issued 2.1 million shares of common stock totaling $20.1 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2014, the Company issued 1.3 million shares of common stock totaling $12.4 million of gross offering proceeds pursuant to the DRP. From inception through June 30, 2015, the Company issued 3.4 million shares of common stock, generating gross offering proceeds of $32.8 million pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.00184932 per share, which is equivalent to an annualized distribution amount of $0.68 per share of the Company’s common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2015 (dollars in thousands):

	Distributions (1)
Period	Cash	DRP	Total
January	$2,686	$3,379	$6,065
February	2,518	3,203	5,721
March	2,819	3,561	6,380
April	2,784	3,513	6,297
May	2,974	3,765	6,739
June	3,014	3,790	6,804
Total	$16,795	$21,211	$38,006
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the six months ended June 30, 2015, the Company repurchased 117,570 shares of common stock for a $1.1 million at an average price of $9.73 per share. For the year ended December 31, 2014, the Company repurchased 14,355 shares

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of common stock for a $0.1 million at an average price of $9.92 per share pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of June 30, 2015, there were no unfulfilled repurchase requests.

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2015 and 2014 was an immaterial amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests was a $0.2 million loss and an immaterial amount for the three months ended June 30, 2015 and 2014, respectively and a $0.2 million loss and an immaterial amount for the six months ended June 30, 2015 and 2014, respectively.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015			December 31, 2014
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$145,887	$145,987	$150,705	$145,887	$146,267	$153,001
Financial liabilities: (1)
Mortgage notes payable	$579,750	$579,750	$553,653	$76,000	$76,000	$75,293
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
The Company primarily generates revenue from rental and resident fee income from real estate equity and interest income on the real estate debt investments. For the six months ended June 30, 2015, gross revenues from two of the Company’s operators, Watermark Retirement Communities and Arcadia Management, were 56% and 13% of the Company’s total revenues,

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

respectively. The Company’s income is also derived through the difference between net revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage. The following tables present segment reporting for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

Statement of Operations:
Three months ended June 30, 2015	Real Estate Equity	Real Estate Debt	Corporate (1)	Total
Rental and resident fee income	$17,872	$—	$—	$17,872
Interest income	—	3,648	—	3,648
Real estate properties - operating expenses	8,739	—	—	8,739
Interest expense	3,229	—	202	3,431
Transaction costs	3,127	—	—	3,127
Asset management and other fees - related party	—	—	17,829	17,829
General and administrative expenses	36	19	4,169	4,224
Depreciation and amortization	4,697	—	—	4,697
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(1,956)	3,629	(22,200)	(20,527)
Equity in earnings (losses) of unconsolidated ventures	(5,351)	—	—	(5,351)
Income tax benefit (expense)	208	—	—	208
Net income (loss)	$(7,099)	$3,629	$(22,200)	$(25,670)

Statement of Operations:
Three months ended June 30, 2014	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$5,033	$—	$—	$5,033
Interest income	—	784	—	784
Real estate properties - operating expenses	2,750	—	—	2,750
Interest expense	638	—	162	800
Transaction costs	—	—	—	—
Asset management and other fees - related party	—	—	586	586
General and administrative expenses	—	53	985	1,038
Depreciation and amortization	892	—	—	892
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	753	731	(1,733)	(249)
Equity in earnings (losses) of unconsolidated ventures	(297)	—	—	(297)
Net income (loss)	$456	$731	$(1,733)	$(546)

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:
Six months ended June 30, 2015	Real Estate Equity	Real Estate Debt	Corporate (1)	Total
Rental and resident fee income	$25,627	$—	$—	$25,627
Interest income	—	7,208	—	7,208
Real estate properties - operating expenses	11,486	—	—	11,486
Interest expense	4,677	—	401	5,078
Transaction costs	4,542	—	—	4,542
Asset management and other fees - related party	—	—	20,543	20,543
General and administrative expenses	50	39	7,012	7,101
Depreciation and amortization	6,382	—	—	6,382
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(1,510)	7,169	(27,956)	(22,297)
Equity in earnings (losses) of unconsolidated ventures	(8,941)	—	—	(8,941)
Income tax benefit (expense)	553	—	—	553
Net income (loss)	$(9,898)	$7,169	$(27,956)	$(30,685)

Statement of Operations:
Six months ended June 30, 2014	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$8,998	$—	$—	$8,998
Interest income	—	1,267	—	1,267
Real estate properties - operating expenses	4,958	—	—	4,958
Interest expense	1,130	—	280	1,410
Transaction costs	950	—	—	950
Asset management and other fees - related party	—	—	2,751	2,751
General and administrative expenses	—	56	2,234	2,290
Depreciation and amortization	1,592	—	—	1,592
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	368	1,211	(5,265)	(3,686)
Equity in earnings (losses) of unconsolidated ventures	(297)	—	—	(297)
Net income (loss)	$71	$1,211	$(5,265)	$(3,983)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Balance Sheets:	Real Estate Equity	Real Estate Debt	Corporate	Total
June 30, 2015:
Total Assets	$1,279,955	$147,140	$216,660	$1,643,755
December 31, 2014:
Total Assets	$489,711	$147,419	$281,619	$918,749

13.	Subsequent Events
Common Stock from Offering
For the period from July 1, 2015 through August 11, 2015, the Company issued 8.4 million shares of common stock representing gross proceeds of $84.8 million.
Distribution Reinvestment Plan
For the period from July 1, 2015 through August 11, 2015, the Company issued 0.8 million shares pursuant to the DRP representing gross proceeds of $7.9 million.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Distributions
On August 11, 2015, the board of directors of the Company approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended December 31, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On August 11, 2015, the Company’s board of directors approved the sale of 107,105 shares of the Company’s common stock for $1.0 million to NorthStar Realty pursuant to the Distribution Support Agreement.
Share Repurchases
From July 1, 2015 through August 11, 2015, the Company repurchased 88,861 shares for a total of $0.9 million or a weighted average price of $9.78 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
New Investments
Espresso Joint Venture
On July 1, 2015, the Company, together with Formation Capital, LLC and Safanad Management Limited, collectively through a joint venture (“Espresso Joint Venture”), in which the Company owns a 36.7% interest, completed the acquisition of the U.S.-based operations of Extendicare International Inc. (“Extendicare”), including 152 SNF and six ALF located across 12 states, with the largest concentrations in Indiana, Kentucky, Ohio, Michigan and Wisconsin, for a total cost of approximately $1.1 billion, including closing costs and other expenses, pre-funded capital expenditures and certain adjustments for working capital and other items related to the closing of the acquisition. To fund its share of the acquisition the Company invested approximately $55.0 million in cash. In addition, the Company also originated a $75.0 million mezzanine loan, to a subsidiary of Espresso Joint Venture, which bears interest at a fixed rate of 10.0% per year and matures in January 2021 and is secured by a pledge of shares of a subsidiary of Espresso Joint Venture. The Company also earned a commitment fee equal to 0.75% of the principal amount upon the origination of the mezzanine loan.
Espresso Joint Venture indirectly assumed or incurred: (i) $527.2 million in the aggregate of senior secured borrowings with the U.S. Department of Housing and Urban Development, with a weighted average fixed interest rate of 3.79% (plus 0.50% mortgage insurance premium) and a weighted average remaining term of 29 years; (ii) a $98.4 million senior secured borrowing with The PrivateBank and Trust Company, with a floating interest rate of 4.75% over the one-month LIBOR and a remaining term of 47 months; and (iii) a $60.0 million first lien and $87.3 million second lien senior secured borrowing with General Electric Capital Corporation (“GE”), with a floating interest rate of 3.75% over the three-month LIBOR and a term of five years. In addition, the joint venture and certain of its subsidiaries entered into a $38.5 million senior secured borrowing with Pacific Western Bank, with a floating interest rate of 4.50% over the one-month LIBOR and a term of three years, subject to a two-year extension. In addition, Espresso Joint Venture entered into the mezzanine loan with the Company as discussed above.

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
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), or our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of June 30, 2015, NSAM has an aggregate of $24.7 billion of assets under management, adjusted for acquisitions and commitments to acquire investments through August 5, 2015, in a variety of commercial real estate investments. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSHC Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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
On February 6, 2015, our registration statement on Form S-11 was declared effective by the Securities and Exchange Commission, or SEC, for a follow-on public offering, or our Follow-on Offering, of up to $700.0 million, which includes up to $500.0 million in shares pursuant to our follow-on primary offering, or our Follow-on Primary Offering, and up to $200.0 million in shares pursuant to our follow-on distribution reinvestment plan, or our Follow-on DRP. We reserve the right to reallocate shares of our common stock being offered between our Follow-on Primary Offering and our Follow-on DRP. We began raising capital from the Follow-On Offering at the end of February 2015.  As of August 11, 2015, 45.9 million shares remain available for sale pursuant to our Follow-On Offering, including shares offered pursuant to our Follow-On DRP that may be reallocated to our Follow-On Primary Offering. Our Follow-On Primary Offering is expected to terminate during the fourth quarter of 2015. However, our board of directors may determine to terminate our Follow-on Offering at any time.
Our Initial Primary Offering and our Follow-On Primary Offering are collectively referred to as our Primary Offering and our Initial DRP and Follow-on DRP are collectively referred to as our DRP. Additionally, our Primary Offering and our DRP are collectively referred to as our Offering.
NorthStar Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of our Sponsor upon completion of the spin-off, serves as the dealer manager for our Primary Offering.
On February 11, 2013, we commenced operations by satisfying our minimum offering requirement in our Initial Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through August 11, 2015, we raised total gross proceeds of $1.3 billion.
Our Investments
The following table presents our investments as of June 30, 2015, adjusted for an acquisition and origination of real estate investments through August 11, 2015 (refer to the below and Recent Developments) (dollars in thousands):

Investment Type:	Number of Properties	Amount (1) (2)	% of Total
Real estate equity (3) (4)
Senior housing facilities	202	$1,476,408	58.6%
SNF	247	464,845	18.5%
MOB	148	316,508	12.6%
Hospital	14	40,942	1.6%
Total real estate equity	611	2,298,703	91.3%

Real estate debt (4)
First mortgage loans		25,887	1.0%
Mezzanine loans		194,025	7.7%
Total real estate debt		219,912	8.7%
Total investments		$2,518,615	100.0%
____________________________________

(1)
Based on cost for real estate equity investments, which includes net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. For real estate debt, based on principal amount.

(2)	Includes our proportionate interest in real estate held through joint ventures of $1.4 billion.

(3)	Classification based on predominant services provided, but may include other services.

(4)
Includes our proportionate interest in a real estate equity acquisition and real estate debt origination on July 1, 2015 of $326.6 million and $75.0 million, respectively. Refer to Recent Developments.

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
We believe that mid-acuity senior housing facilities may provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities generally provide the broadest level of services to residents in a cost-effective setting resulting in a longer length of stay for residents and less turnover in tenancy than in some other healthcare settings.
Our Portfolio
As of June 30, 2015, $2.3 billion, or 91.3% of our assets, was invested in healthcare real estate equity, adjusted for an acquisition of a real estate investment through August 11, 2015. The following presents our portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type (1)	Real Estate Equity by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.

The following table presents a summary of our real estate equity investments as of June 30, 2015, adjusted for an acquisition of a real estate investment through August 11, 2015, refer to Recent Developments (dollars in thousands):

		Properties (2)
Portfolio	Amount (1)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments (3)
Watermark Aqua	$100,923	3	—	—	—	3	West/Southwest/Midwest	97.0%
Peregrine	36,498	4	—	—	—	4	Northeast/Southeast	100.0%
Kansas City	15,000	2	—	—	—	2	Midwest	100.0%
Arbors	125,130	4	—	—	—	4	Northeast	100.0%
Watermark Fountains (4)	652,185	16	—	—	—	16	Various	Various
Total Direct Investments	929,736	29	—	—	—	29
Joint Venture Investments (5)
Eclipse	59,816	44	—	36	—	80	Various	5.6%
Envoy	16,472	—	—	14	—	14	Mid - Atlantic/Northeast	11.4%
Griffin-American	608,148	91	148	45	14	298	Various	14.3%
Winterfell	357,974	32	—	—	—	32	Various	40.0%
Espresso (6)	326,557	6	—	152	—	158	Various	36.7%
Total Joint Venture Investments	1,368,967	173	148	247	14	582
Total	$2,298,703	202	148	247	14	611
_______________________________________

(1)	Includes net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(2)	Classification based on predominant services provided, but may include other services.

(3)	The properties are 100% leased to four operators, with a 7.7 year weighted average remaining lease term.

(4)	Watermark Fountains portfolio consists of six wholly-owned properties and ten properties in which we own a 97% interest.

(5)	Represents our proportionate interest in real estate assets held through unconsolidated joint ventures.

(6)	Represents our proportionate interest in a real estate equity investment acquired on July 1, 2015. Refer to Recent Developments.
As of June 30, 2015, our unconsolidated joint venture investments included the following, adjusted for an acquisition of a real estate investment through August 11, 2015:
•Eclipse Joint Venture, a 5.6% interest in a $1.1 billion portfolio.
•Envoy Joint Venture, a 11.4% interest in a $145.0 million portfolio.
•Griffin-American Joint Venture, a 14.3% interest in a $4.1 billion portfolio.
•Winterfell Joint Venture, a 40.0% interest in a $875.0 million portfolio.
•Espresso Joint Venture, a 36.7% interest in a $1.1 billion portfolio.
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

Our Portfolio
As of June 30, 2015, $219.9 million, or 8.7% of our assets, was invested in real estate debt secured by healthcare facilities, consisting of five loans with an average investment size of $44.0 million, adjusted for a debt investment originated through August 11, 2015. The weighted average extended maturity of our real estate debt portfolio is 4.5 years.
The following table presents a summary of our debt investments as of June 30, 2015, adjusted for debt investment origination through August 11, 2015 (refer to the below and Recent Developments) (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount	Carrying Value	Allocation by Investment Type (1)	Fixed Rate	Spread over LIBOR (2)	Total Unleveraged Current Yield
First mortgage loans	2	$25,887	$25,887	11.9%	—%	8.1%	8.3%	100.0%
Mezzanine loans (3)	3	194,025	194,125	88.1%	10.0%	10.2%	10.2%	61.3%
Total/Weighted average	5	$219,912	$220,012	100.0%	10.0%	9.8%	10.0%	65.9%
___________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable.

(3)	Includes our origination of a $75.0 million mezzanine loan on July 1, 2015. Refer to Recent Developments.
The following presents our real estate debt portfolio diversity across property type and geographic location based on principal amount:

Real Estate Debt by Property Type (1)	Real Estate Debt by Geographic Location

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
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively, with industry experts currently predicting approximately $100 billion of non-agency CMBS issuance in 2015. In the first half of 2015, approximately $50 billion of new CMBS issuance occurred in the United States keeping the market on pace for the current projection of $100 billion for 2015.
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
Valuations in the commercial real estate markets have generally improved since bottoming out in 2009. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and are forecasted to continue to improve in 2015. However, global economic and political headwinds remain. For instance, global market instability and the risk that maturing commercial real estate debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the commercial real estate market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. While there is an increased supply of liquidity and improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
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
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded real estate sector experienced strong growth over recent years with approximately $16 billion of equity raised for programs in this space in 2014 alone. We anticipate that capital raising in 2015 will remain strong as we monitor a variety of trends in this industry including a number of regulatory changes like the implementation of Regulatory Notice 15-02 of the Financial Industry Regulatory Authority, Inc. and the Department of Labor’s recent proposal on a fiduciary standard for retirement accounts. Due to generally positive market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities in the healthcare real estate sector. These investment opportunities have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
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
We believe owners and operators of senior housing facilities and other healthcare properties are benefiting from demographic trends, specifically the aging of the U.S. population and the increasing demand for care for seniors outside of their homes. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. As healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare. Senior housing facilities, such as ALF, MCF, SNF and ILF, for which the staffing requirements and associated costs may be more desirable than higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings, provide care and support to residents in cost effective settings. Improved supply and demand fundamentals, resulting from limited development of new medical office space during the recent economic downturn, the need for healthcare services for the aging population and new hospital system strategies may create attractive investment opportunities. Recent regulatory changes have created incentives for long-term acute-care hospitals and in-patient rehabilitation facilities to minimize patient lengths of stay and placed limits on the type of patient that can be admitted to these facilities. The growth in total demand for healthcare, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system. We periodically monitor federal and state reimbursement programs and assess any impact that changes in reimbursement levels or the timing of payments may have on the ability of our tenants/operators to meet their payment obligations. Our MOB properties typically contain physicians' offices and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. MOBs can be multi-tenant or single-tenant properties leased to healthcare providers (hospitals and physician practices).
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
Despite the barriers and constraints to investing in the senior housing sector, the demographics and other market dynamics may result in the sector becoming more attractive to investors. Merger and acquisition activity in the senior housing real estate market is currently robust and we expect it to remain so into the near term.
Our Strategy
Our primary business objectives are to make investments in our targeted assets that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and, as a result, generally require the borrower, operator or us to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We, our borrower or owner, and possibly a guarantor, may be required to refill these reserves should they become deficient during the applicable period for any reason. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We believe that our Advisor and its affiliates have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market leading real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of acquiring and originating healthcare real estate-related investments. We believe that mid-acuity senior housing facilities provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities generally provide the broadest level of services to residents in a more cost-effective setting resulting in a longer length of stay for residents and less turnover in tenancy than in some other healthcare settings.
We began raising capital in 2013 and completed our Initial Offering on February 2, 2015, after raising total gross proceeds of $1.1 billion and we are currently raising equity through our Follow-on Offering, which was declared effective by the SEC on February 6, 2015. From inception through August 11, 2015, we raised total gross proceeds of $1.3 billion.

The following table presents our investment activity in 2015 and from inception through June 30, 2015, adjusted for an acquisition and origination of real estate investments through August 11, 2015 (refer to the below and Recent Developments) (dollars in thousands):

	Six Months Ended	Inception through
	June 30, 2015	August 11, 2015
Investment Type:	Amount (1) (2)	Amount (1) (2)
Real estate equity	$1,346,861	$2,298,703
Real estate debt	74,025	219,912
Total	$1,420,886	$2,518,615
__________________________________

(1)
Includes net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Includes our proportionate interest in real estate held through joint ventures of $689.2 million for the six months ended June 30, 2015 and $1.4 billion from inception through August 11, 2015.

(2)
Includes our proportionate interest in a real estate equity acquisition and real estate debt origination on July 1, 2015 of $326.6 million and $75.0 million, respectively. Refer to Recent Developments.

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
In November 2013, we entered into a credit facility agreement with initial capacity of $25.0 million and up to $100.0 million of potential capacity to finance real estate investments and first mortgage loans secured by healthcare real estate. In February 2014, we increased the initial capacity to $100.0 million with up to $200.0 million of potential capacity, subject to borrowing base availability. As of June 30, 2015, we had no borrowings outstanding under the credit facility.
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
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including real estate sector conditions, together with asset and market specific circumstances among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, we establish, on a current basis, allowance for future operator/tenant credit losses on unbilled rents receivable based upon an evaluation of the collectability of such amounts.
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
As of June 30, 2015, all of our investments were performing in accordance with the contractual terms of their governing documents, in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.
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
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of June 30, 2015, we have not identified any VIEs related to our investments or financing.
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
Operating Real Estate
We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles, such as in-place leases and goodwill. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful life of the assets. Construction costs incurred in connection with our investments are capitalized and included in operating real estate, net on our consolidated balance sheets. Construction in progress is not depreciated until the development is substantially completed. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations. We evaluate whether a real estate acquisition constitutes a business and whether business combination accounting is appropriate.
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
We also generate operating income from healthcare properties under a RIDEA structure. Revenue related to healthcare properties includes resident room and care charges and other resident service charges. Revenue is recognized when such services are provided, generally defined as the date upon which a resident occupies a room or uses the services and is recorded in resident fee income in the consolidated statements of operations.
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
Credit Losses and Impairment on Investments
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2015, we did not have any impaired real estate debt investments.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by accounting principles generally accepted in the United States, or U.S. GAAP.  In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year.  The effective date of the new revenue standard for us will be January 1, 2018. We are in the process of evaluating the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.
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
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset.  Amortization of the costs would continue to be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Three Months Ended June 30, 2015 to June 30, 2014 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Resident fee income	$12,132	$3,797	$8,335	219.5%
Rental income	5,740	1,236	4,504	364.4%
Interest income	3,648	784	2,864	365.3%
Total revenues	21,520	5,817	15,703	270.0%

Expenses
Real estate properties - operating expenses	8,739	2,750	5,989	217.8%
Interest expense	3,431	800	2,631	328.9%
Transaction costs	3,127	32	3,095	9,671.9%
Asset management and other fees-related party	17,829	586	17,243	2,942.5%
General and administrative expenses	4,224	1,006	3,218	319.9%
Depreciation and amortization	4,697	892	3,805	426.6%
Total expenses	42,047	6,066	35,981	593.2%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(20,527)	(249)	(20,278)	8,143.8%
Equity in earnings (losses) of unconsolidated ventures	(5,351)	(297)	(5,054)	1,701.7%
Income tax benefit (expense)	208	—	208	N/A
Net income (loss)	$(25,670)	$(546)	$(25,124)	4,601.5%
Revenues
Resident Fee Income
Resident fee income increase of $8.3 million was attributable to new RIDEA properties acquired during the second quarter 2015.
Rental Income
Rental income increase of $4.5 million was attributable to new acquisitions in our real estate equity segment subsequent to the second quarter 2014.
Interest Income
Interest income increase of $2.9 million was attributable to new investments in our real estate debt segment subsequent to the second quarter 2014.
Expenses
Real Estate Properties - Operating Expenses
Real estate properties - operating expenses increase of $6.0 million was attributable to expenses for properties acquired in the second quarter 2015.
Interest Expense
Interest expense increase of $2.6 million was primarily attributable to mortgage notes payable associated with new investments in our real estate equity segment subsequent to the second quarter 2014.

Transaction Costs
Transaction costs primarily represented expenses such as professional fees associated with new real estate equity investments. Transaction costs increase of $3.1 million was related to higher acquisition activity in our real estate equity segment completed in the second quarter 2015.
Asset Management and Other Fees - Related Party
Asset management and other fees - for the three months ended June 30, 2015 was attributable to $14.2 million in acquisition fees and $3.7 million in asset management fees. The increase of $17.2 million was due to an increase in investment activity in the second quarter 2015 as compared to the same period in 2014.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $3.2 million was primarily attributable to increased investment activity and operating costs in 2015.
Depreciation and Amortization
Depreciation and amortization expense increase of $3.8 million was primarily related to new acquisitions in our real estate equity segment subsequent to the second quarter 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures increase of $5.1 million was related to new acquisitions in our real estate equity segment subsequent to the second quarter 2014. Our unconsolidated ventures recognized in equity in losses, operating income of $6.3 million, which excludes $11.7 million of depreciation and amortization expense and transaction costs.
Income Tax Benefit (Expense)
The income tax benefit for the three months ended June 30, 2015 represents a net benefit of $0.2 million related to our healthcare portfolio operating under a management agreements through TRSs. The income tax expense for the three months ended June 30, 2014 was an immaterial amount.

Comparison of the Six Months Ended June 30, 2015 to June 30, 2014 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Resident fee income	$15,980	$6,730	$9,250	137.4%
Rental income	9,647	2,268	7,379	325.4%
Interest income	7,208	1,267	5,941	468.9%
Total revenues	32,835	10,265	22,570	219.9%

Expenses
Real estate properties - operating expenses	11,486	4,958	6,528	131.7%
Interest expense	5,078	1,410	3,668	260.1%
Transaction costs	4,542	1,713	2,829	165.1%
Asset management and other fees-related party	20,543	2,751	17,792	646.7%
General and administrative expenses	7,101	1,527	5,574	365.0%
Depreciation and amortization	6,382	1,592	4,790	300.9%
Total expenses	55,132	13,951	41,181	295.2%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(22,297)	(3,686)	(18,611)	504.9%
Equity in earnings (losses) of unconsolidated ventures	(8,941)	(297)	(8,644)	2,910.4%
Income tax benefit (expense)	553	—	553	N/A
Net income (loss)	$(30,685)	$(3,983)	$(26,702)	670.4%
Revenues
Resident Fee Income
Resident fee income increase of $9.3 million was attributable to new RIDEA properties acquired during the second quarter 2015.
Rental Income
Rental income increase of $7.4 million was attributable to new acquisitions in our real estate equity segment subsequent to the second quarter 2014.
Interest Income
Interest income increase of $5.9 million was attributable to new investments in our real estate debt segment subsequent to the second quarter 2014.
Expenses
Real Estate Properties - Operating Expenses
Real estate properties - operating expenses increase of $6.5 million was attributable to expenses for properties acquired in the second quarter 2015.
Interest Expense
Interest expense increase of $3.7 million was primarily attributable to mortgage notes payable associated with new investments in our real estate equity segment subsequent to the second quarter 2014.

Transaction Costs
Transaction costs primarily represented expenses such as professional fees associated with new real estate equity investments. Transaction costs increase of $2.8 million was related to higher acquisition activity in our real estate equity segment completed in the second quarter 2015.
Asset Management and Other Fees - Related Party
Asset management and other fees - for the six months ended June 30, 2015 was attributable to $14.2 million in acquisition fees and $6.4 million in asset management fees. The increase of $17.8 million was due to an increase in investment activity in the second quarter 2015 as compared to the same period in 2014.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $5.6 million was primarily attributable to increased investment activity and operating costs in 2015.
Depreciation and Amortization
Depreciation and amortization expense increase of $4.8 million was primarily related to new acquisitions in our real estate equity segment subsequent to the second quarter 2014.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures increase of $8.6 million was related to new acquisitions in our real estate equity segment subsequent to the second quarter 2014. Our unconsolidated ventures recognized in equity in losses, operating income of $9.3 million, which excludes $18.2 million of depreciation and amortization expense and transaction costs.
Income Tax Benefit (Expense)
The income tax benefit for the six months ended June 30, 2015 represents a net benefit of $0.6 million related to our healthcare portfolio operating under management agreements through TRSs. The income tax expense for the six months ended June 30, 2014 was an immaterial amount.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. We obtain the capital required to acquire and manage our healthcare real estate portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of August 11, 2015, we had $166.5 million of cash.
Offering
From inception through August 11, 2015, we raised total gross proceeds of $1.3 billion.
On February 6, 2015, our Registration Statement on Form S-11 was declared effective by the SEC for our Follow-on Offering, of up to $700.0 million, which includes up to $500.0 million in shares pursuant to our Follow-on Primary Offering and up to $200.0 million in shares pursuant to our Follow-on DRP. We reserve the right to reallocate shares of our common stock being offered between our Follow-on Primary Offering and our Follow-on DRP. We began raising capital from the Follow-On Offering at the end of February 2015.  As of August 11, 2015, 45.9 million shares remain available for sale pursuant to our Follow-On Offering, including shares offered pursuant to our Follow-On DRP that may be reallocated to our Follow-On Primary Offering. Our Follow-On Primary Offering is expected to terminate during the fourth quarter of 2015. However, our board of directors may determine to terminate our Follow-on Offering at any time.
While we raised substantial funds through our Offering, the number and size of investments we make and the value of an investment in us may fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly offered REIT.

Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation is 75% of the cost of our investments, including cash and excluding indirect leverage held through our unconsolidated joint venture investments, before deducting loan loss reserves, other non-cash reserves and depreciation. As of June 30, 2015, our leverage as a percentage of our cost of investments was 42.3%. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, although it may exceed this level during our organization and offering stage.
In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor, our Prior Advisor and our Dealer Manager. During our organization and offering stage, these payments include payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. However, we will not be obligated to reimburse our Advisor, or its affiliates, as applicable, to the extent that the aggregate of selling commissions, dealer manager fees and other organization and offering costs incurred by us exceed 15% of gross proceeds from our Primary Offering. During our acquisition and development stage, we expect to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and acquisition or origination of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors.
Term Loan Facility
We currently have one credit facility, or our Term Loan Facility, with initial capacity of up to $100.0 million and potential capacity of up to $200.0 million, subject to borrowing base availability. Our Term Loan Facility allows us to finance real estate investments and first mortgage loans secured by healthcare real estate. The advance rate depends on asset type and characteristic and the interest rate depends on our leverage as a percentage of total assets, as defined in the governing documents. The initial maturity date of our Term Loan Facility is November 2016, with a one-year extension available at our option, subject to the satisfaction of certain customary conditions. Our Term Loan Facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our Term Loan Facility. As of June 30, 2015, we had no borrowings outstanding under our Term Loan Facility.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2015	2014
Operating activities	$(5,144)	$(3,393)
Investing activities	(762,832)	(204,640)
Financing activities	720,272	243,068
Net increase (decrease) in cash	$(47,704)	$35,035
Six Months Ended June 30, 2015 Compared to June 30, 2014
Net cash used in operating activities was $5.1 million for the six months ended June 30, 2015 compared to $3.4 million for the six months ended June 30, 2014. The increase in net cash used in operating activities was primarily related to an increase in fees paid to our Advisor for the management of our investments, an increase in general and administrative expenses due to an increase in operational activity, an increase in transaction costs and an increase in interest expense due to additional borrowings on mortgage notes, partially offset by an increase in net income generated from our real estate equity and debt investments.
Net cash used in investing activities was $762.8 million for the six months ended June 30, 2015 compared to $204.6 million for the six months ended June 30, 2014. The increase in net cash used in investing activities primarily related to real estate equity investments made in the second quarter 2015.
Net cash provided by financing activities was $720.3 million for the six months ended June 30, 2015 compared to $243.1 million for the six months ended June 30, 2014. The increase in net cash provided by financing activities primarily related to new borrowings in connection with new acquisitions and net proceeds from the issuance of common stock through our Offering, partially offset by distributions paid on our common stock and payment of deferred financing costs.
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
Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into our Sponsor, on June 30, 2014, we entered into a new advisory agreement with our Advisor, an affiliate of our Sponsor, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with our Prior Advisor. In June 2015, a new advisory agreement was renewed for an additional one-year term commencing on June 30, 2015 with terms identical to those in effect through June 30, 2015. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to our Prior Advisor.
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
Reimbursements to Advisor
Operating Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Our Advisor allocates, in good faith, indirect costs to us related to our Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor. The indirect costs include our allocable share of our Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. Our Advisor allocates these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including our independent directors. Our Advisor will update our board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
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

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three and six months ended June 30, 2015 and 2014 and the amount due to related party as of June 30, 2015 and December 31, 2014 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Fees to Advisor
Asset management	Asset management and other fees-related party	$3,651	$527	$6,360	$854	$(2)	$6
Acquisition (1)	Real estate debt investments, net / investments in unconsolidated ventures / asset management and other fees-related party	22,216	2,535	22,202	4,521	(38)	245
Disposition (1)	Real estate debt investments, net	—	—	—	—	—	—
Reimbursements to Advisor
Operating costs (2)	General and administrative expenses	4,001	646	6,709	1,047	6	12
Organization	General and administrative expenses	57	188	63	263	—	2
Offering (2)	Cost of capital (3)	1,867	1,494	2,552	2,928	210	490
Selling commissions / Dealer manager fees	Cost of capital (3)	12,706	13,103	25,092	22,900	—	—
Total						$176	$755
_____________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees-related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursements.

(2)	As of June 30, 2015, our Advisor has incurred unreimbursed operating costs on our behalf of $9.4 million, that remain eligible to allocate to us.

(3)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
On January 29, 2015, our board of directors approved an amended and restated distribution support agreement, or our Distribution Support Agreement, extending the term until February 6, 2017. Pursuant to our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share during our Initial Offering and at $9.18 per share during our Follow-on Offering, if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of June 30, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 481,011 shares of our common stock for $4.4 million with $5.6 million remaining outstanding under such commitment.
Investments in Joint Ventures
In May 2014, we, through a general partnership with NorthStar Realty, acquired a 5.6% interest in a $1.1 billion healthcare real estate portfolio and contributed $23.4 million of cash for our interest in the investment. The purchase was approved by our board of directors, including all of its independent directors.
In December 2014, we, through a general partnership with NorthStar Realty, acquired a 14.3% interest in the Griffin-American portfolio for $187.2 million in cash, including our pro rata share of transaction costs. The purchase was approved by our board of directors, including all of our independent directors.
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and us, our Sponsor acquired a 43%, as adjusted, ownership interest in American Healthcare Investors LLC, or AHI and Mr. James F. Flaherty III, a strategic partner of our Sponsor and our Vice Chairman, acquired a 12.3% ownership interest in AHI.  AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Realty.  In connection with our Sponsor’s acquisition of an interest in AHI, AHI provides certain management and related services, including property management, to our Advisor, NorthStar Realty and us. Initially, AHI provides such services to us only with respect to our interest in the Griffin-American portfolio or in connection with certain joint acquisitions with NorthStar Realty and, following completion of our Offering and full investment of the proceeds, AHI may provide such services to a larger subset or all of our assets.  Consequently, AHI will assist our Advisor in managing the Griffin-American portfolio and other current and future healthcare assets owned by us and NorthStar Realty.
In May 2015, we, through general partnerships with NorthStar Realty, acquired a 40.0% interest in a $875.0 million Winterfell portfolio and contributed $98.7 million of cash for our interest in the investment, including our pro rata share of transaction costs.
Recent Developments
Common Stock from Offering
For the period from July 1, 2015 through August 11, 2015, we issued 8.4 million shares of common stock representing gross proceeds of $84.8 million.
Distribution Reinvestment Plan
For the period from July 1, 2015 through August 11, 2015, we issued 0.8 million shares pursuant to the DRP representing gross proceeds of $7.9 million.
Distributions
On August 11, 2015, our board of directors approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended December 31, 2015. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
NorthStar Realty Purchase of Common Stock
On August 11, 2015, our board of directors approved the sale of 107,105 shares of our common stock for $1.0 million to NorthStar Realty pursuant to our Distribution Support Agreement.
Share Repurchases
From July 1, 2015 through August 11, 2015, we repurchased 88,861 shares for a total of $0.9 million or a weighted average price of $9.78 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
New Investments
Espresso Joint Venture
On July 1, 2015, we, together with Formation Capital, LLC and Safanad Management Limited, collectively through a joint venture, or Espresso Joint Venture, in which we own a 36.7% interest, completed the acquisition of the U.S.-based operations of Extendicare International Inc., or Extendicare, including of 152 SNF and six ALF located across 12 states, with the largest concentrations in Indiana, Kentucky, Ohio, Michigan and Wisconsin, for a total cost of approximately $1.1 billion, including closing costs and other expenses, pre-funded capital expenditures and certain adjustments for working capital and other items related to the closing of the acquisition. To fund our share of the acquisition we invested approximately $55.0 million in cash. In addition, we also originated a $75.0 million mezzanine loan, to a subsidiary of Espresso Joint Venture, which bears interest at a fixed rate of 10.0% per year and matures in January 2021 and is secured by a pledge of shares of a subsidiary of Espresso Joint Venture. We also earned a commitment fee equal to 0.75% of the principal amount upon the origination of the mezzanine loan.
Espresso Joint Venture indirectly assumed or incurred: (i) $527.2 million in the aggregate of senior secured borrowings with the U.S. Department of Housing and Urban Development, with a weighted average fixed interest rate of 3.79% (plus 0.50% mortgage insurance premium) and a weighted average remaining term of 29 years; (ii) a $98.4 million senior secured borrowing with The PrivateBank and Trust Company, with a floating interest rate of 4.75% over the one-month LIBOR and a remaining term of 47 months; and (iii) a $60.0 million first lien and $87.3 million second lien senior secured borrowing with General Electric Capital Corporation (“GE”), with a floating interest rate of 3.75% over the three-month LIBOR and a term of five years. In addition, the joint venture and certain of its subsidiaries entered into a $38.5 million senior secured borrowing with Pacific Western Bank, with a floating interest rate of 4.50% over the one-month LIBOR and a term of three years, subject to a two-year extension. In addition, Espresso Joint Venture entered into the mezzanine loan with us as discussed above.
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
The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(25,519)	$(543)	$(30,533)	$(3,953)
Adjustments:
Depreciation and amortization	4,697	892	6,382	1,592
Depreciation and amortization related to unconsolidated ventures	7,894	240	14,134	240
Depreciation and amortization related to non-controlling interests	(95)	(17)	(112)	(30)
Funds from operations	$(13,023)	$572	$(10,129)	$(2,151)
Modified funds from operations:
Funds from operations	$(13,023)	$572	$(10,129)	$(2,151)
Adjustments:
Acquisition fees and transaction costs	17,305	121	18,706	3,611
Straight-line rental (income) loss	(787)	(133)	(1,445)	(245)
Amortization of premiums, discounts and fees on investments and borrowings, net	419	234	748	417
Deferred tax (benefit) expense	(557)	—	(783)	—
Adjustments related to unconsolidated ventures	4,367	440	6,315	440
Adjustments related to non-controlling interests	(130)	(4)	(128)	(31)
Modified funds from operations	$7,594	$1,230	$13,284	$2,041

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the date of our first investment on April 5, 2013 through June 30, 2015, we paid an annualized distribution amount of $0.68 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2015 and for the year ended December 31, 2014 (dollars in thousands):

	Six Months Ended June 30, 2015		Year Ended December 31, 2014
Distributions (1)
Cash	$16,795		$11,897
DRP	21,211		14,744
Total	$38,006		$26,641

Sources of Distributions (1)
FFO (2)	$—	—%	$—	—%

Offering Proceeds - Distribution Support	2,614	7%	629	2%
Offering proceeds - Other	35,392	93%	26,012	98%
Total	$38,006	100%	$26,641	100%

Cash Flow Provided by (Used in) Operations	$(5,144)		$(1,920)
_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through June 30, 2015, we declared $66.0 million in distributions. Cumulative FFO for the period from April 5, 2013 through June 30, 2015 was negative $20 million. We did not generate positive FFO to pay distributions for the six months ended June 30, 2015 and the year ended December 31, 2014.

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
Our debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, some of our floating-rate debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments. As of June 30, 2015, some of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $0.6 million annually.

A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. We had no fixed-rate debt investments as of June 30, 2015.
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
Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2015, two debt investments each contributed more than 10% of interest income.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
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
Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting.
Except as set forth below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
We acquired the Watermark Fountains portfolio during the second quarter 2015. As this acquisition occurred during the second quarter 2015, it is not included in the scope of our assessment of the effectiveness of certain controls and procedures. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Distributions declared may be paid using proceeds from our Offering, including the purchase of additional shares by our Sponsor. For the six months ended June 30, 2015, we declared distributions of $38.0 million compared to cash used in operating activities of $5.1 million and $38.0 million, or 100%, of the distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty. For the year ended December 31, 2014, we declared distributions of $26.6 million compared to cash used in operations of $1.9 million.  All distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
Pursuant to our Distribution Support Agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share during the Initial Offering and at $9.18 per share during the Follow-on Offering (which includes the $2.0 million of shares our Sponsor purchased by an affiliate of our Sponsor to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 481,011 shares of our common stock as of June 30, 2015. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
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

As of June 30, 2015, we issued the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	122,450	$1,223,863
DRP	3,424	32,807
Total (1)	125,874	$1,256,670
_________________________________________________

(1)	Our Initial Offering was completed on February 2, 2015.
For the period from the commencement of our Follow-on Offering through June 30, 2015, we issued 15.3 million shares of common stock generating total gross proceeds of $155.1 million pursuant to our Follow-on Offering, including 1.4 million shares of common stock and $14.0 million of gross proceeds pursuant to our Follow-on DRP.
From the commencement of our Offering through June 30, 2015, we incurred $82.7 million in selling commissions, $36.6 million in dealer manager fees and $8.6 million in other offering costs in connection with the issuance and distribution of our registered securities and $97.7 million of these costs have been reallowed to third parties.
From the commencement of our Offering through June 30, 2015, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.1 billion. From the commencement of our Offering through June 30, 2015, we used proceeds of $676.7 million to purchase real estate equity investments, $145.0 million to acquire and originate real estate debt investments and $44.8 million to pay our Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective August 7, 2012, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of our board of directors) will only take effect upon ten days’ prior written notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or until our shares are listed on a national exchange or included for quotation in a national securities market. Pursuant to amended FINRA Rules 2310 and 2340, we expect to establish an estimated value per share by April 11, 2016, the effective date of the amended rules, or the Valuation Date. For purposes of our Follow-on Offering, prior to the Valuation Date, unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, we will repurchase shares at a price equal to, or at a discount from, the purchase price paid for the shares being repurchased at varying prices based on the period such shares have been held. After the Valuation Date, unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, we will repurchase shares at 95% of the most recently determined estimated value per share; provided that at any time we are engaged in a primary offering of our shares, the repurchase price for our shares will not exceed the primary offering price.

For the three months ended June 30, 2015, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 to April 30	—	$—	—	(1)
May 1 to May 31	43,273	9.45	43,273	(1)
June 1 to June 30	—	—	—	(1)
Total	43,273	$9.45	43,273
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

As of June 30, 2015, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
On June 29, 2015, we granted 3,922 shares of restricted common stock at $10.20 per share to each of our independent directors for an aggregate of 11,765 shares of restricted common stock, pursuant to our independent director compensation plan. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

Item 5. Other
On August 11, 2015, our board of directors appointed Frank V. Saracino as NorthStar Healthcare’s Chief Financial Officer and Treasurer, effective on August 17, 2015. In addition, Mr. Saracino was appointed as Chief Financial Officer and Treasurer of each of NorthStar Real Estate Income Trust, Inc., NorthStar Real Estate Income II, Inc. and NorthStar/RXR New York Metro Income, Inc., effective on August 17, 2015. Prior to his appointment, Mr. Saracino, age 49, was with Prospect Capital Corporation (“Prospect”) from July 2012 to December 2014. In addition, during his tenure at Prospect, Mr. Saracino served as Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of each of Priority Senior Secured Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc. and their respective investment advisers and served as a Managing Director of Prospect Administration, LLC. Prior to joining Prospect, Mr. Saracino was a Managing Director at Macquarie Group and Head of Finance from August 2008 to June 2012 for its Americas non-trading businesses. From 2004 to 2008, he served first as Controller and then as Chief Accounting Officer of eSpeed, Inc. (now BGC Partners, Inc.), a publicly-traded subsidiary of Cantor Fitzgerald. Prior to that, Mr. Saracino worked as an investment banker at Deutsche Bank advising clients in the telecom industry. Mr. Saracino started his career in public accounting at Coopers & Lybrand (now PricewaterhouseCoopers) where he earned a CPA and subsequently worked in internal auditing for The Dun & Bradstreet Corporation. He holds a Bachelor of Science degree from Syracuse University.
To facilitate Mr. Saracino’s appointment, on August 11, 2015, Debra A. Hess resigned as Chief Financial Officer and Treasurer, effective on August 17, 2015. Ms. Hess will continue to provide financial and accounting services to us through her role as Chief Financial Officer of NorthStar Asset Management Group Inc., our Sponsor.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

3.2
Certificate of Correction of the Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

3.3
Fourth Amended and Restated Bylaws of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

10.1
Second Amendment to Purchase and Sale Agreement, dated as of April 1, 2015, by the seller entities party thereto and Fountains Portfolio Owner, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.2
Third Amendment to Purchase and Sale Agreement, dated as of April 8, 2015, by the seller entities party thereto and Fountains Portfolio Owner, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.3
Fourth Amendment to Purchase and Sale Agreement, dated as of April 9, 2015, by the seller entities party thereto and Fountains Portfolio Owner, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.4
Partial Assignment and Assumption of, and Fifth Amendment to Purchase and Sale Agreement, dated as of June 1, 2015, by and between the seller entities a party thereto, Fountains Portfolio Owner, LLC and Watermark Fountains Owner, LLC (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2015 and incorporated herein by reference)

10.5
Limited Liability Company Agreement of Watermark Fountains Owner, LLC, dated as of April 9, 2015, by and between Watermark Fountains Investments, LLC and Fountains Property NT-HCI, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.6
Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)

10.7*	Purchase and Sale Agreement, dated as of April 1, 2015, by and among Winterfell Healthcare Holdings - T, LLC, Winterfell Healthcare Holdings - NT-HCI, LLC and the seller entities party thereto
10.8
Partnership Agreement of Winterfell Healthcare Owner General Partnership, dated May 19, 2015, by and between Winterfell Healthcare Holdings - T, LLC and Winterfell Healthcare Holdings - NT-HCI, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2015 and incorporated herein by reference)

10.9
Joint Venture Governing Documents, each dated as of July 1, 2015, by and among FC Domino Investors, LLC, Domino MI6 Investors, LLC, Domino Holdings NT-HCI, LLC, FC Domino General Partner, LLC, SSCIP VI Splitter, LP, SSCIP VI SLP, LLC, FC SLP VI, LLC, Formation Capital Asset Management III, LLC and Safanad SSCIP VI Management, LLC, as applicable (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2015 and incorporated herein by reference)

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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Equity for the six months ended June 30, 2015 (unaudited) and the year ended December 31, 2014; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	August 14, 2015	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer and President

		By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer and Treasurer