Form 10-Q
period 2015-09-30
NorthStar Healthcare Income, Inc.
filed 2015-11-12
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
The Company has one class of common stock, $0.01 par value per share, 156,699,755 shares outstanding as of November 10, 2015.

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

•
our ability to raise capital in light of certain regulatory changes, including amendments to Rules 2340 and 2310 of the Financial Industry Regulatory Authority, Inc. and the U.S. Department of Labor’s recent proposal on a fiduciary standard for retirement accounts; and

•
other risks associated with investing in our targeted investments, including changes in our industry, interest rates, the securities markets, the general economy or the capital markets and real estate markets specifically.

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

PART I. Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash	$257,416	$267,672
Restricted cash	19,202	8,706
Operating real estate, net	838,206	259,409
Investments in unconsolidated ventures (refer to Note 4)	352,567	215,175
Real estate debt investments, net	202,549	146,267
Receivables, net	10,974	10,161
Deferred costs and intangible assets, net	50,994	2,974
Other assets	24,751	8,385
Total assets	$1,756,659	$918,749

Liabilities
Mortgage notes payable	$579,750	$76,000
Due to related party	748	755
Escrow deposits payable	4,225	2,385
Distribution payable	7,839	4,794
Accounts payable and accrued expenses	14,605	2,830
Other liabilities	3,010	—
Total liabilities	610,177	86,764
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 144,980,664 and 97,971,587 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,450	980
Additional paid-in capital	1,301,527	875,205
Retained earnings (accumulated deficit)	(161,968)	(45,458)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	1,141,009	830,727
Non-controlling interests	5,473	1,258
Total equity	1,146,482	831,985
Total liabilities and equity	$1,756,659	$918,749

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Resident fee income	$23,111	$3,862	$39,091	$10,591
Rental income	9,404	1,882	19,051	4,149
Interest income	5,466	2,579	12,675	3,847
Other revenue	1,131	—	1,131	—
Total revenues	39,112	8,323	71,948	18,587
Expenses
Real estate properties - operating expenses	16,378	2,988	27,864	7,946
Interest expense	6,377	776	11,455	2,186
Transaction costs	1,290	1,641	5,832	3,354
Asset management and other fees - related party	6,358	3,719	26,901	6,471
General and administrative expenses	6,267	1,043	13,368	2,570
Depreciation and amortization	10,332	1,052	16,714	2,644
Total expenses	47,002	11,219	102,134	25,171
Other income (loss)
Realized gain (loss), net	(786)	—	(786)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(8,676)	(2,896)	(30,972)	(6,584)
Equity in earnings (losses) of unconsolidated ventures	(20,594)	204	(29,534)	(93)
Income tax benefit (expense)	4,125	—	4,678	—
Net income (loss)	(25,145)	(2,692)	(55,828)	(6,677)
Net (income) loss attributable to non-controlling interests	104	4	257	35
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(25,041)	$(2,688)	$(55,571)	$(6,642)
Net income (loss) per share of common stock, basic/diluted	$(0.19)	$(0.06)	$(0.46)	$(0.23)
Weighted average number of shares of common stock outstanding, basic/diluted	135,065,223	44,764,285	120,937,863	29,341,711
Distributions declared per share of common stock	$0.17	$0.17	$0.50	$0.50

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(25,145)	$(2,692)	$(55,828)	$(6,677)
Comprehensive income (loss)	(25,145)	(2,692)	(55,828)	(6,677)
Comprehensive (income) loss attributable to non-controlling interests	104	4	257	35
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc.	$(25,041)	$(2,688)	$(55,571)	$(6,642)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2013	10,985	$110	$97,055	$(3,872)	$93,293	$202	$93,495
Net proceeds from issuance of common stock	85,691	857	765,872	—	766,729	—	766,729
Issuance and amortization of equity-based compensation	8	—	60	—	60	—	60
Non-controlling interests - contributions	—	—	—	—	—	1,090	1,090
Shares redeemed for cash	(14)	—	(142)	—	(142)	—	(142)
Distributions declared	—	—	—	(26,641)	(26,641)	—	(26,641)
Proceeds from distribution reinvestment plan	1,302	13	12,360	—	12,373	—	12,373
Net income (loss)	—	—	—	(14,945)	(14,945)	(34)	(14,979)
Balance as of December 31, 2014	97,972	$980	$875,205	$(45,458)	$830,727	$1,258	$831,985
Net proceeds from issuance of common stock	43,857	439	395,986	—	396,425	—	396,425
Issuance and amortization of equity-based compensation	12	—	81	—	81	—	81
Non-controlling interests - contributions	—	—	—	—	—	4,472	4,472
Shares redeemed for cash	(206)	(2)	(2,011)	—	(2,013)	—	(2,013)
Distributions declared	—	—	—	(60,939)	(60,939)	—	(60,939)
Proceeds from distribution reinvestment plan	3,346	33	32,266	—	32,299	—	32,299
Net income (loss)	—	—	—	(55,571)	(55,571)	(257)	(55,828)
Balance as of September 30, 2015 (unaudited)	144,981	$1,450	$1,301,527	$(161,968)	$1,141,009	$5,473	$1,146,482

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(55,828)	$(6,677)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	29,534	93
Depreciation and amortization	16,714	2,644
Straight-line rental income	(2,488)	(504)
Amortization of premium/accretion of discount on investments	99	80
Amortization of deferred financing costs	1,135	425
Amortization of equity-based compensation	81	43
Deferred income tax benefit	(6,140)	—
Realized (gain) loss, net	786	—
Distributions from unconsolidated ventures (refer to Note 4)	249	—
Changes in assets and liabilities:
Restricted cash	(2,735)	(2,391)
Receivables, net	(2,813)	(1,245)
Other assets	(213)	(143)
Due to related party	(748)	3,508
Escrow deposits payable	2,108	1,070
Accounts payable and accrued expenses	8,256	1,476
Other liabilities	479	—
Net cash provided by (used in) operating activities	(11,524)	(1,621)
Cash flows from investing activities:
Acquisition of operating real estate investments	(587,413)	(208,055)
Improvement of operating real estate investments	(4,479)	(889)
Origination of real estate debt investments	(74,438)	(20,023)
Acquisition of real estate debt investments	188	(120,596)
Repayment on real estate debt investments	17,868	—
Investment in unconsolidated ventures (refer to Note 4)	(184,730)	(24,808)
Distributions from unconsolidated ventures (refer to Note 4)	17,875	666
Deferred costs and intangible assets	(43,798)	—
Change in restricted cash	(7,833)	(1,952)
Other assets	(5,396)	940
Net cash provided by (used in) investing activities	(872,156)	(374,717)
Cash flows from financing activities:
Borrowing from mortgage notes	503,750	41,500
Repayment of mortgage notes	—	(143)
Payment of deferred financing costs	(8,328)	(1,665)
Change in restricted cash	(196)	(281)
Net proceeds from issuance of common stock	398,740	387,126
Net proceeds from issuance of common stock, related party	2,594	620
Shares redeemed for cash	(2,013)	(128)
Distributions paid on common stock	(57,894)	(12,397)
Proceeds from distribution reinvestment plan	32,299	6,805
Contributions from non-controlling interests	4,472	1,013
Distributions to non-controlling interests	—	(15)
Net cash provided by (used in) financing activities	873,424	422,435

Net increase (decrease) in cash	(10,256)	46,097
Cash - beginning of period	267,672	45,537
Cash - end of period	$257,416	$91,634

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 7)	$809	$1,300
Subscriptions receivable, gross	3,818	3,710
Escrow deposits related to investments	208	71
Distribution payable	7,839	2,857
Conversion of real estate debt investment to investment in unconsolidated venture	—	5,386
Accrued capital expenditures	1,592	—
Other liabilities	2,532	—
Accrued acquisition fees - unconsolidated ventures	3,304	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Healthcare Income, Inc. (the “Company”) was formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which the Company defines as assisted living (“ALF”), memory care (“MCF”), skilled nursing (“SNF”), independent living (“ILF”) facilities and continuing care retirement communities which may have independent living, assisted living, skilled nursing and memory care available on one campus (“CCRC”). The Company also invests in other healthcare property types, including medical office buildings (“MOB”), hospitals and rehabilitation facilities. The Company’s investments are predominantly in the United States, but it may also make international investments. The Company was formed in October 2010 as a Maryland corporation and commenced operations in February 2013. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
The Company’s equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, predominantly through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures that permit the Company, through taxable REIT subsidiaries (“TRS”), to have direct exposure to resident fee income and incur related operating expenses. The Company’s debt investments generally consist of first mortgage loans and mezzanine loans.
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
Substantially all the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of September 30, 2015 and December 31, 2014. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of September 30, 2015, the Company’s limited partnership interest in the Operating Partnership was 99.98%.
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
On February 6, 2015, the Company’s registration statement on Form S-11 was declared effective by the Securities and Exchange Commission (the “SEC”) for a follow-on public offering (the “Follow-on Offering”) of up to $700.0 million which includes up to $500.0 million in shares pursuant to its follow-on primary offering (the “Follow-on Primary Offering”) and up to

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

$200.0 million in shares pursuant to its follow-on distribution reinvestment plan (the “Follow-on DRP”). In November 2015, the Company’s board of directors authorized the reallocation of shares available to be offered pursuant to the Follow-on DRP to the Follow-on Primary Offering. The Company began raising capital from the Follow-on Offering at the end of February 2015.  As of November 10, 2015, 23.1 million shares remain available for sale pursuant to the Follow-on Offering, including shares offered pursuant to the Follow-on DRP that may be reallocated to the Follow-on Primary Offering. The Follow-on Primary Offering is expected to terminate on the date the maximum offering has been issued, which the Company currently expects to occur on or around December 31, 2015. However, the board of directors may determine to terminate the Follow-on Offering at any time.
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
On February 11, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Initial Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through November 10, 2015, the Company raised total gross proceeds of $1.6 billion.

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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIE”) where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of September 30, 2015, the Company identified one VIE related to its real estate equity investments. The VIE has a carrying value of $46.7 million as of September 30, 2015. The Company’s maximum exposure to loss as of September 30, 2015 would not exceed the carrying value of its investment in the VIE and its investment in a $75.0 million mezzanine loan to a subsidiary of the VIE. Based on management’s analysis, the Company determined that it does not currently or potentially hold a significant interest in this VIE and, therefore, is not the primary beneficiary. Accordingly, the VIE is not consolidated in the Company’s financial statements as of September 30, 2015. The Company did not provide financial support to its unconsolidated VIE during the nine months ended September 30, 2015. As of September 30, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIE.
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
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets.
The following table presents a summary of deferred costs and intangible assets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015 (Unaudited)	December 31, 2014

Deferred costs and intangible assets:
In-place lease value, net	$26,279	$—
Goodwill	14,672	—
Other intangible assets	380	—
Subtotal intangible assets	41,331	—
Deferred financing and other costs, net	9,663	2,974
Total	$50,994	$2,974
The Company recorded $5.4 million and $7.1 million of in-place lease amortization expense for the three and nine months ended September 30, 2015.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the three and nine months ended September 30, 2015 and September 30, 2014, total acquisition fees and expenses did not exceed the allowed limit for any investment with the exception of the acquisition of an unconsolidated venture in July 2015, whereby the majority of the directors, including independent directors unanimously determined that such costs in excess of the allowed limit were commercially competitive, fair and reasonable to the Company. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets and Other Liabilities
The following table presents a summary of other assets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015 (Unaudited)	December 31, 2014

Other assets:
Investment deposits and pending deal costs	$9,593	$6,721
Remainder interest in condominium units (1)	5,501	—
Deferred tax assets	7,555	1,415
Other	1,257	55
Prepaid expenses	845	194
Total	$24,751	$8,385

__________________________________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2015, the Company did not have any impaired real estate debt investments.
Investments in Unconsolidated Ventures
The Company reviews its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in the consolidated statements of operations.
Real Estate Securities
Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2015, the Company did not own any real estate securities.
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
The Company made a joint election to treat certain subsidiaries as TRS which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform non-customary services for tenants/operators/residents of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.
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
The Company recorded a net income tax benefit of $4.1 million and an immaterial amount of expense for the three months ended September 30, 2015 and 2014, respectively. The Company recorded a net income tax benefit of $4.7 million and an immaterial amount of expense for the nine months ended September 30, 2015 and 2014, respectively.
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
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the third quarter 2015 and it did not have a material impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015 (Unaudited)	December 31, 2014

Land	$140,735	$20,035
Land improvements	8,118	—
Buildings and improvements	670,803	235,544
Construction in progress	6,243	1,320
Furniture and fixtures	26,359	6,927
Subtotal	852,258	263,826
Less: Accumulated depreciation	(14,052)	(4,417)
Operating real estate, net	$838,206	$259,409
Real Estate Acquisitions
The following table summarizes operating real estate acquisitions for the nine months ended September 30, 2015 (dollars in thousands):

Acquisition Date	Type	Portfolio	Amount (1)	Properties	Units	Location	Financing	Company’s Equity	Ownership Interest	Transaction Costs

June 2015	RIDEA (2)	Watermark Fountains	$381,294	10	2,375	Various	$236,456	$153,536	97.0%	$4,169

June 2015	Net Lease	Watermark Fountains	277,202	6	1,261	Various	173,544	88,691	100%	195

Grand Total			$658,496	16	3,636		$410,000	$242,227		$4,364
_________________________________________________

(1)
Includes initial net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and may be adjusted for subsequent capital expenditures and upon completion of the final purchase price allocation.

(2)
The Company holds Remainder Interests in the Watermark Fountains condominium units, subject to life estates and refund liabilities, which are included in other assets and other liabilities, respectively, on the consolidated balance sheets. Includes one property in which the Company holds a Remainder Interest in 21 condominium units.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the final allocation of the purchase price of the assets acquired and liabilities issued upon the closing of the Watermark Fountains in 2015 and the Arbors Portfolio in 2014 (dollars in thousands):

Assets:
Land and improvements	$135,681
Buildings and improvements	547,879
Intangible assets (1)	48,385
Other assets (2)	28,328
Total assets acquired	$760,273
Liabilities:
Mortgage notes payable	$410,000
Other liabilities (3)	2,773
Total liabilities	412,773
Total NorthStar Healthcare Income, Inc. stockholders’ equity	343,619
Non-controlling interests	3,881
Total equity	347,500
Total liabilities and equity	$760,273
_________________________________________________

(1)
Primarily includes in-place leases of $33.3 million and goodwill of $14.7 million. Goodwill was allocated entirely to the Company’s RIDEA acquisitions component within the real estate equity business segment.

(2)	Primarily includes furniture and fixtures and Remainder Interests in condominium units.

(3)	Includes refund liabilities related to the Remainder Interests in condominium units.
In accordance with the newly adopted guidance, during the measurement-period, the Company determined that certain allocations of operating real estate acquired needed to be reclassified to intangible assets, other assets and other liabilities, which resulted in an immaterial impact on the Company’s results of operations for the three and nine months ended September 30, 2015. The following table presents the effect of such purchase price reclassifications on the consolidated balance sheet as of September 30, 2015 (dollars in thousands):

	As Previously Disclosed	Measurement-Period Adjustments	September 30, 2015
Operating real estate, net	$693,980	$(10,420)	$683,560
Deferred costs and intangible assets, net	38,680	9,705	48,385
Other assets (1)	27,315	1,013	28,328
Other liabilities (2)	(2,475)	(298)	(2,773)
Total	$757,500	$—	$757,500
_____________________________________________

(1)	Primarily includes furniture and fixtures and Remainder Interests in condominium units.

(2)	Includes refund liabilities related to the Remainder Interests in condominium units.
From acquisition in June 2015 through September 30, 2015, the Company recorded aggregate revenue and net loss attributable to the Company of $34.5 million and $6.2 million, respectively, related to the Watermark Fountains acquisition. Net loss is primarily related to transaction costs and depreciation and amortization.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma total revenues	$39,112	$33,080	$111,610	$92,859
Pro forma net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(24,960)	(6,845)	(59,144)	(19,112)
Pro forma net income (loss) per share of common stock, basic/diluted	$(0.18)	$(0.15)	$(0.52)	$(0.65)

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investments in unconsolidated ventures, all of which are accounted for under the equity method.  The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures. The Company had five unconsolidated joint ventures as of September 30, 2015, of which three were significant.
Eclipse Joint Venture
In May 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), entered into a joint venture with an affiliate of Formation Capital, LLC to acquire an interest in a $1.1 billion healthcare real estate portfolio comprised of over 8,500 units/beds across 44 ALFs and 36 SNFs, located primarily in Florida, Illinois, Oregon and Texas (“Eclipse”). The Company contributed $23.4 million for a 5.6% interest in the joint venture. As of September 30, 2015, the carrying value of the Company’s investment was $19.5 million, including $1.3 million of capitalized acquisition costs. For the three months ended September 30, 2015, the Company recognized in equity in earnings, operating income of $0.6 million, which excludes $0.5 million of depreciation and amortization expense and transaction costs. For the nine months ended September 30, 2015, the Company recognized in equity in earnings, operating income of $1.9 million, which excludes $1.4 million of depreciation and amortization expense and transaction costs. For the three months ended September 30, 2014, the Company recognized in equity in earnings, operating income of $0.6 million, which excludes $0.5 million of depreciation and amortization expense and transaction costs. For the nine months ended September 30, 2014, the Company recognized in equity in losses, operating income of $0.9 million, which excludes $1.1 million of depreciation and amortization expense and transaction costs.
Envoy Joint Venture
In June 2014, the Company made a subordinate interest investment of $5.0 million which was exchanged for an 11.4% limited partner interest in a joint venture, with affiliates of Formation Capital, LLC and Safanad Management Limited (“Envoy”) in September 2014. The joint venture owns a $145.0 million portfolio, subject to certain earn-out provisions, of 14 SNFs comprised of 1,658 beds and located in Virginia, Maryland and Pennsylvania. As of September 30, 2015, the carrying value of the Company’s investment was $5.5 million, including $0.4 million of capitalized acquisition costs. For the three months ended September 30, 2015, the Company recognized in equity in earnings, operating income of $0.3 million, which excludes $0.1 million of depreciation and amortization expense and transaction costs. For the nine months ended September 30, 2015, the Company recognized in equity in earnings, operating income of $0.8 million, which excludes $0.4 million of depreciation and amortization expense and transaction costs. For the three and nine months ended September 30, 2014, the Company recognized in equity in earnings, operating income of $0.1 million, respectively, which excludes an immaterial amount of depreciation and amortization expense and transaction costs.
Griffin-American Joint Venture
In December 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), acquired an interest in Griffin-American Healthcare REIT II, Inc.’s (“Griffin-American”) healthcare real estate portfolio following completion of the merger of Griffin-American with and into a subsidiary of NorthStar Realty. In connection with the merger, the Company acquired a 14.3% interest in the joint venture for $187.2 million in cash, including a pro rata share of transaction costs. The Griffin-American portfolio includes 298 healthcare real estate properties located throughout the United States and in the United Kingdom, including 148 MOBs, 91 senior housing facilities, 45 SNFs and 14 hospitals.
As of September 30, 2015, the carrying value of the Company’s investment was $181.5 million, including $13.4 million of capitalized acquisition costs. For the three months ended September 30, 2015, the Company recognized in equity in losses, operating income of $2.7 million, which excludes $5.3 million of depreciation and amortization expense and transaction costs. For the nine months ended September 30, 2015, the Company recognized in equity in losses, operating income of $8.9 million, which excludes $16.5 million of depreciation and amortization expense and $0.6 million of transaction costs.
Winterfell Joint Venture
In May 2015, the Company, through general partnerships with NorthStar Realty (refer to Note 7), acquired an interest in an $875.0 million healthcare real estate portfolio comprised of 32 private pay ILF from affiliates of Harvest Facility Holdings LP (“Winterfell”). The facilities comprising the portfolio contain approximately 3,983 units and are located in 12 different states, with the largest concentrations in California, Texas and Washington. The Company contributed $98.7 million for a 40.0% interest in the joint venture. As of September 30, 2015, the carrying value of the Company’s investment was $99.4 million, including $8.0 million of capitalized acquisition costs. For the three months ended September 30, 2015, the Company

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

recognized in equity in losses, operating income of $1.9 million, which excludes $4.2 million of depreciation and amortization expense and transaction costs. From acquisition through September 30, 2015, the Company recognized in equity in losses, operating income of $3.1 million, which excludes $6.0 million of depreciation and amortization expense and $3.3 million of transaction costs.
Espresso Joint Venture
In July 2015, the Company, together with Formation Capital, LLC and Safanad Management Limited, through a joint venture (“Espresso”) acquired the U.S. based operations of Extendicare International Inc. (“Extendicare”), including 152 SNF and six ALF located across 12 states, with the largest concentrations in Indiana, Kentucky, Ohio, Michigan and Wisconsin, for a total cost of $1.1 billion. The Company invested $55.0 million in cash for a 36.7% interest in the joint venture. In addition, the Company originated a $75.0 million mezzanine loan, to a subsidiary of Espresso, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.
As of September 30, 2015, the carrying value of the Company’s investment, excluding the originated $75.0 million mezzanine loan, was $46.7 million, including $7.7 million of capitalized acquisition costs. From acquisition through September 30, 2015, the Company recognized in equity in losses, operating income of $3.8 million, which excludes $2.0 million of depreciation and amortization expense and $17.8 million of transaction costs.
Summarized Financial Data
The combined balance sheets and statements of operations for the Griffin-American, Winterfell and Espresso unconsolidated ventures as of September 30, 2015 and for the three and nine months ended September 30, 2015 are as follows (dollars in thousands):

	September 30, 2015		Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Assets
Operating real estate, net	$5,321,368	Total revenues	$152,408	$362,664
Other assets	947,411
Total assets	$6,268,779	Real estate properties - operating expenses	57,825	141,249
		Transaction costs	48,490	61,200
Liabilities and equity		Interest expense	58,125	140,447
Mortgage notes payable	$4,458,908	Depreciation and amortization	53,028	135,826
Other liabilities	298,759	Total expenses	217,468	478,722
Equity	1,511,112
Total liabilities and equity	6,268,779	Net income (loss)	$(65,060)	$(116,058)
Net investment in unconsolidated ventures	$327,606	Equity in earnings (losses) of unconsolidated ventures	$(20,870)	$(30,478)

5.	Real Estate Debt Investments
The following table presents debt investments as of September 30, 2015 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value	Allocation by Investment Type (1)	Fixed Rate	Spread over LIBOR (2)	Total Unleveraged Current Yield
First mortgage loan (3)	1	$14,637	$14,637	7.2%	—%	8.3%	8.4%	100.0%
Mezzanine loans	3	188,382	187,912	92.8%	10.0%	10.2%	10.3%	60.2%
Total/Weighted Average	4	$203,019	$202,549	100.0%	10.0%	9.9%	10.2%	63.1%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum London Interbank Offered Rate (“LIBOR”) rate, as applicable.

(3)	Subject to a 0.3% minimum LIBOR rate (“LIBOR floor”).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the nine months ended September 30, 2015, the Company originated one mezzanine loan with a principal amount of $75.0 million.
The following table presents debt investments as of December 31, 2014 (dollars in thousands):

					Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value	Allocation by Investment Type (1)	Spread over LIBOR (2)	Total Unleveraged Current Yield
First mortgage loans (3)	2	$25,887	$25,887	17.7%	8.1%	8.3%	100.0%
Mezzanine loans	2	120,000	120,380	82.3%	10.2%	10.4%	100.0%
Total/Weighted Average	4	$145,887	$146,267	100.0%	9.8%	10.0%	100.0%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum LIBOR rate, as applicable.

(3)	As of December 31, 2014, all first mortgage loans were subject to a LIBOR floor with the weighted average of 0.6%.
The following table presents maturities of debt investments based on principal amount as of September 30, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions (1)
October 1, to December 31, 2015	$—	$—
Years Ending December 31:
2016	113,382	—
2017	14,637	—
2018	—	—
2019	—	128,019
Thereafter	75,000	75,000
Total	$203,019	$203,019
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of September 30, 2015, the weighted average maturity, including extensions, of debt investments was 4.4 years.
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
As of September 30, 2015, all debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the nine months ended September 30, 2015, three debt investments each contributed more than 10.0% of interest income.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Borrowings
The following table presents borrowings as of September 30, 2015 and December 31, 2014 (dollars in thousands):

				September 30, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate (1)	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage notes payable
Peregrine Portfolio (2)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$24,000	$24,000	$24,000	$24,000
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	21,500	21,500	21,500	21,500
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	20,000	20,000	20,000	20,000
Milford, OH (3)	Non-recourse	Dec-18	LIBOR + 3.35%	10,500	10,500	10,500	10,500
Arbors Portfolio (4)
Various locations	Non-recourse	Feb-25	3.99%	93,750	93,750	—	—
Watermark Fountains Portfolio (5)
Various locations	Non-recourse	Jun-22	3.92%	410,000	410,000	—	—
Total				$579,750	$579,750	$76,000	$76,000
_____________________________________________________

(1)
Comprised of $41.5 million principal amount of floating rate borrowings at one-month LIBOR and $34.5 million principal amount of floating rate borrowings at three-month LIBOR, including $10.5 million subject to a LIBOR floor of 0.5%.

(2)
In December 2014, the Company entered into a mortgage note arrangement with a capacity of up to $30.0 million, subject to certain conditions, secured by four healthcare real estate properties. As of September 30, 2015, the Company borrowed $24.0 million of this commitment, of which $7.6 million was used to repay an existing mortgage note payable. The repayment resulted in a $0.2 million loss on extinguishment of the mortgage note payable due to the write-off of deferred financing costs. As of September 30, 2015, the operator of the Peregrine portfolio did not maintain certain minimum financial coverage ratios and the Company was required to fund $1.0 million into a lender controlled reserve, in addition to the $2.0 million previously funded. The reserve will be released to the Company once the portfolio can maintain a minimum debt yield of 10.5% for two consecutive quarters and a new operator is engaged by the Company.

(3)
The initial maturity of $10.5 million principal amount of a floating rate borrowing is December 2016, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(4)	In January 2015, the Company entered into four mortgage notes payable with an aggregate amount of $93.8 million, secured by four healthcare real estate properties.

(5)	Comprised of $410.0 million principal amount of fixed rate borrowings, secured by 15 healthcare real estate properties.
The following table presents scheduled principal on borrowings based on fully extended maturity as of September 30, 2015 (dollars in thousands):

October 1 to December 31, 2015	$—
Years Ending December 31:
2016	232
2017	3,516
2018	15,465
2019	33,032
Thereafter	527,505
Total	$579,750
The Company is currently in compliance with all of its financial covenants.
Term Loan Facility
In November 2013, the Company, through the Operating Partnership, entered into a credit facility agreement with a national financial institution (the “Term Loan Facility”), to finance real estate investments and first mortgage loans secured by healthcare real estate. On September 28, 2015, the Company voluntarily terminated its Term Loan Facility, as the Company has been able to obtain attractive asset-level borrowings to finance its investments and no amounts were drawn under the Term

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Loan Facility. As of the date of termination, the Company wrote-off $0.9 million of deferred financing costs and there were no borrowings outstanding under the Term Loan Facility.

7.	Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into the Sponsor, on June 30, 2014, the Company entered into a new advisory agreement with the Advisor, an affiliate of the Sponsor, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with the Prior Advisor. In June 2015, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2015 with terms identical to those in effect through June 30, 2015. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to the Prior Advisor.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three and nine months ended September 30, 2015 and 2014 and the amount due to related party as of September 30, 2015 and December 31, 2014 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Fees to Advisor
Asset management	Asset management and other fees-related party	$6,211	$870	$12,570	$1,724	$(2)	$6
Acquisition (1)	Real estate debt investments, net / investments in unconsolidated ventures / asset management and other fees-related party	8,606	3,293	30,808	7,814	330	245
Disposition (1)	Real estate debt investments, net	113	—	113	—	—	—
Reimbursements to Advisor
Operating costs (2)	General and administrative expenses	6,204	998	12,913	2,045	(1)	12
Organization	General and administrative expenses	—	16	—	279	—	2
Offering (2)	Cost of capital (3)	1,428	981	4,043	3,909	421	490
Selling commissions / Dealer manager fees	Cost of capital (3)	17,926	20,155	43,017	43,056	—	—
Total						$748	$755
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

(2)	As of September 30, 2015, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $7.9 million, that remain eligible to allocate to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
On January 29, 2015, the board of directors of the Company approved an amended and restated distribution support agreement (the “Distribution Support Agreement”) extending the term until February 6, 2017. Pursuant to the Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share during the Initial Offering and at $9.18 per share during the Follow-on Offering, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of September 30, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 588,116 shares of the Company’s common stock for $5.3 million with $4.7 million remaining outstanding under such commitment.

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
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and the Company, the Sponsor acquired a 43%, as adjusted, ownership interest in American Healthcare Investors LLC (“AHI”) and Mr. James F. Flaherty III, a strategic partner of the Sponsor and the Company’s Vice Chairman, acquired a 12.3% ownership interest in AHI.  AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by the Company and NorthStar Realty.  In connection with the Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to the Advisor, NorthStar Realty and the Company. Initially, AHI provides such services to the Company only with respect to its interest in the Griffin-American portfolio or in connection with certain joint acquisitions with NorthStar Realty and, following completion of the Offering and full investment of the Company’s proceeds, AHI may provide such services to a larger subset or all of the Company’s assets.  Consequently, AHI will assist the Advisor in managing the Griffin-American portfolio and other current and future healthcare assets owned by the Company and NorthStar Realty.
In May 2015, the Company, through general partnerships with NorthStar Realty, acquired a 40.0% interest in a $875.0 million Winterfell portfolio and contributed $98.7 million of cash for its interest in the investment, including the Company’s pro rata share of transaction costs.
Origination of Mezzanine Loan
In July 2015, the Company originated a $75.0 million mezzanine loan to a subsidiary of Espresso, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.

8.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of September 30, 2015, the Company’s independent directors were granted a total of 41,765 shares of restricted common stock for an aggregate $420,000. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $33,330 and $16,847 for the three months ended September 30, 2015 and 2014, respectively, and $81,463 and $42,984 for the nine months ended September 30, 2015 and 2014, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Stockholders’ Equity
Common Stock from Primary Offering
For the nine months ended September 30, 2015, the Company issued 43.9 million shares of common stock generating gross proceeds of $443.5 million. For the year ended December 31, 2014, the Company issued 85.7 million shares of common stock generating gross proceeds of $854.9 million. From inception through September 30, 2015, the Company issued 140.5 million shares of common stock generating gross proceeds of $1.4 billion.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share pursuant to the Initial DRP and the Follow-on DRP was $9.50 and $9.69, respectively. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. Pursuant to amended Rules 2310 and 2340 of the Financial Industry Regulatory Authority, Inc., the Company expects to establish an estimated value per share by April 11, 2016, the effective date of the amended rules. No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. Once established, the Company will disclose the per share estimated value in its annual report. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. For the nine months ended September 30, 2015, the Company issued 3.3 million shares of common stock totaling $32.3 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2014, the Company issued 1.3 million shares of common stock totaling $12.4 million of gross offering proceeds pursuant to the DRP. From inception through September 30, 2015, the Company issued 4.7 million shares of common stock, generating gross offering proceeds of $45.0 million pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.00184932 per share, which is equivalent to an annualized distribution amount of $0.675 per share of the Company’s common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the nine months ended September 30, 2015 (dollars in thousands):

	Distributions (1)
Period	Cash	DRP	Total
January	$2,686	$3,379	$6,065
February	2,518	3,203	5,721
March	2,819	3,561	6,380
April	2,784	3,513	6,297
May	2,974	3,765	6,739
June	3,014	3,790	6,804
July	3,265	4,107	7,372
August	3,415	4,307	7,722
September	3,462	4,377	7,839
Total	$26,937	$34,002	$60,939
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the nine months ended September 30, 2015, the Company repurchased 206,432 shares of common stock for $2.0 million at an average price of $9.75 per share. For the year ended December 31, 2014, the Company repurchased 14,355 shares of common stock for a $0.1 million at an average price of $9.92 per share pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of September 30, 2015, there were no unfulfilled repurchase requests.

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2015 and 2014 was an immaterial amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests was a $0.1 million loss and an immaterial amount for the three months ended September 30, 2015 and 2014, respectively and a $0.3 million loss and an immaterial amount for the nine months ended September 30, 2015 and 2014, respectively.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets: (1)
Real estate debt investments, net	$203,019	$202,549	$223,792	$145,887	$146,267	$153,001
Financial liabilities: (1)
Mortgage notes payable	$579,750	$579,750	$555,902	$76,000	$76,000	$75,293
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
The Company conducts its business through the following four segments, which are based on how management reviews and manages its business:

•
Real Estate Equity - Focused on equity investments, directly or through joint ventures, with a focus on properties in the mid-acuity senior housing sector which the Company defines as ALF, MCF, SNF, ILF and CCRC. The Company’s equity investments may also include MOB, hospitals and rehabilitation facilities. The Company’s investments are predominantly in the United States, but it may also make international investments. The Company’s healthcare properties generally operate under net leases or through management agreements with independent third-party operators.

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
The Company primarily generates revenue from rental and resident fee income from real estate equity and interest income on the real estate debt investments. As of September 30, 2015, the Company did not own any real estate securities. For the nine months ended September 30, 2015, gross revenues from one of the Company’s operators, Watermark Retirement Communities, were 66% of the Company’s total revenues. The Company’s income is also derived through the difference between net revenue and the cost at which the Company is able to finance its investments. The following tables present segment reporting for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

Statement of Operations:
Three months ended September 30, 2015	Real Estate Equity	Real Estate Debt	Corporate (1)	Total
Rental and resident fee income	$32,515	$—	$—	$32,515
Interest income	—	5,466	—	5,466
Other revenue	—	1,131	—	1,131
Real estate properties - operating expenses	16,378	—	—	16,378
Interest expense	6,125	—	252	6,377
Transaction costs	1,290	—	—	1,290
Asset management and other fees - related party	—	—	6,358	6,358
General and administrative expenses	40	24	6,203	6,267
Depreciation and amortization	10,332	—	—	10,332
Realized gain (loss), net	158	—	(944)	(786)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(1,492)	6,573	(13,757)	(8,676)
Equity in earnings (losses) of unconsolidated ventures	(20,594)	—	—	(20,594)
Income tax benefit (expense)	4,125	—	—	4,125
Net income (loss)	$(17,961)	$6,573	$(13,757)	$(25,145)

Statement of Operations:
Three months ended September 30, 2014	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$5,744	$—	$—	$5,744
Interest income	—	2,619	—	2,619
Real estate properties - operating expenses	2,988	—	—	2,988
Interest expense	562	—	214	776
Transaction costs	1,616	—	25	1,641
Asset management and other fees - related party	—	—	3,719	3,719
General and administrative expenses	4	—	1,079	1,083
Depreciation and amortization	1,052	—	—	1,052
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(478)	2,619	(5,037)	(2,896)
Equity in earnings (losses) of unconsolidated ventures	204	—	—	204
Net income (loss)	$(274)	$2,619	$(5,037)	$(2,692)

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:
Nine months ended September 30, 2015	Real Estate Equity	Real Estate Debt	Corporate (1)	Total
Rental and resident fee income	$58,142	$—	$—	$58,142
Interest income	—	12,675	—	12,675
Other revenue	—	1,131	—	1,131
Real estate properties - operating expenses	27,864	—	—	27,864
Interest expense	10,802	—	653	11,455
Transaction costs	5,832	—	—	5,832
Asset management and other fees - related party	—	—	26,901	26,901
General and administrative expenses	90	63	13,215	13,368
Depreciation and amortization	16,714	—	—	16,714
Realized gain (loss), net	158	—	(944)	(786)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(3,002)	13,743	(41,713)	(30,972)
Equity in earnings (losses) of unconsolidated ventures	(29,534)	—	—	(29,534)
Income tax benefit (expense)	4,678	—	—	4,678
Net income (loss)	$(27,858)	$13,743	$(41,713)	$(55,828)

Statement of Operations:
Nine months ended September 30, 2014	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$14,740	$—	$—	$14,740
Interest income	—	3,831	—	3,831
Real estate properties - operating expenses	7,946	—	—	7,946
Interest expense	1,692	—	494	2,186
Transaction costs	2,566	—	788	3,354
Asset management and other fees - related party	—	—	6,471	6,471
General and administrative expenses	4	—	2,550	2,554
Depreciation and amortization	2,644	—	—	2,644
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(112)	3,831	(10,303)	(6,584)
Equity in earnings (losses) of unconsolidated ventures	(93)	—	—	(93)
Net income (loss)	$(205)	$3,831	$(10,303)	$(6,677)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Balance Sheets:	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
September 30, 2015:
Total Assets	$1,301,419	$203,989	$251,251	$1,756,659
December 31, 2014:
Total Assets	$489,711	$147,419	$281,619	$918,749
_________________________________________________

(1)	Primarily includes unrestricted cash balances.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.	Subsequent Events
Common Stock from Offering
For the period from October 1, 2015 through November 10, 2015, the Company issued 11.9 million shares of common stock representing gross proceeds of $120.8 million.
Distribution Reinvestment Plan
For the period from October 1, 2015 through November 10, 2015, the Company issued 0.9 million shares pursuant to the DRP representing gross proceeds of $9.2 million.
Distributions
On November 10, 2015, the board of directors of the Company approved a daily cash distribution of $0.001844262 per share of common stock for each of the three months ended March 31, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2015 through November 10, 2015, the Company repurchased 200,112 shares for a total of $1.9 million or a weighted average price of $9.56 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
New Investments
Trilogy Joint Venture
On September 11, 2015, the Company and Griffin-American Healthcare REIT III, Inc. (“GAHR”), through a joint venture, in which they indirectly hold 30% and 70% ownership interests, respectively (the “Trilogy Joint Venture”), through a subsidiary of the Trilogy Joint Venture (the “Purchaser”) entered into an equity purchase agreement (the “Purchase Agreement”) with Trilogy Investors, LLC (“Trilogy LLC”), Trilogy Holdings, LP, Trilogy Holdings LLC, Trilogy Holdings Corporation, and other sellers identified therein. The Purchaser proposes to acquire approximately 96% of the outstanding equity interests of Trilogy LLC for a purchase price of $1.1 billion, subject to certain adjustments. Trilogy LLC’s management will retain approximately 4% of the ownership interest in Trilogy LLC. Trilogy LLC currently owns and/or operates 96 facilities, predominantly structured as senior housing facilities and SNF, with over 10,000 beds across Indiana, Ohio, Kentucky and Michigan, as well as certain ancillary services including institutional pharmacy and therapy businesses.
On September 11, 2015, the Company entered into (i) an equity commitment letter with the Purchaser pursuant to which the Company agreed to invest up to $194.1 million and (ii) a limited guarantee in favor of Trilogy LLC pursuant to which the Company agreed to guarantee 30% of the Purchaser’s obligations under the Purchase Agreement with respect to the termination fee and certain other reimbursement obligations relating to the acquisition; provided that the Company’s liability under the limited guarantee is limited to $13.5 million.
The Company and GAHR also entered into a senior secured revolving credit facility financing commitment letter pursuant to which KeyBank National Association, subject to certain terms and conditions specified therein, agreed to provide a $345.0 million revolving credit facility to certain subsidiaries of the Purchaser. In addition, the Purchaser expects to assume approximately $205.1 million of Trilogy LLC’s existing borrowings.
The closing of the acquisition is subject to customary conditions, including but not limited to the absence of any material adverse effect on Trilogy LLC since execution of the Purchase Agreement and receipt of certain governmental approvals, lenders and other third party consents. There can be no assurance that the Company will be able to close the acquisition on the agreed terms or at all.

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
Introduction
We were formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which we define as assisted living, or ALF, memory care, or MCF, skilled nursing, or SNF, independent living, or ILF, facilities and continuing care retirement communities which may have independent living, assisted living, skilled nursing and memory care available on one campus, or CCRC. We also invest in other healthcare property types, including medical office buildings, or MOB, hospitals and rehabilitation facilities. Our investments are predominantly in the United States, but we may also make international investments. We were formed in October 2010 as a Maryland corporation and commenced operations in February 2013. We elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
Our equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, predominantly through the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, structures that permit us, through taxable REIT subsidiaries, or TRS, to have direct exposure to resident fee income and incur related operating expenses. Our debt investments generally consist of first mortgage loans and mezzanine loans.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), or our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, other sponsored public non-traded companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of September 30, 2015, NSAM has an aggregate of $38.0 billion of assets under management, adjusted for commitments to acquire certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSHC Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary investment types are as follows:

•
Real Estate Equity - Our equity investments may include equity investments, directly or through joint ventures, with a focus on properties in the mid-acuity senior housing sector, which we define as ALF, MCF, SNF, ILF and CCRC. Our equity investments may also include MOB, hospitals and rehabilitation facilities. Our investments are predominantly in the United States, but we may also make international investments. Our healthcare properties generally operate under net leases or through management agreements with independent third-party operators.

•
Real Estate Debt - Our debt investment business focuses on originating, acquiring and asset managing healthcare-related debt investments and may include first mortgage loans, subordinate interests and mezzanine loans and participations in such loans, as well as preferred equity interests.

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
On February 6, 2015, our registration statement on Form S-11 was declared effective by the Securities and Exchange Commission, or SEC, for a follow-on public offering, or our Follow-on Offering, of up to $700.0 million, which includes up to $500.0 million in shares pursuant to our follow-on primary offering, or our Follow-on Primary Offering, and up to $200.0 million in shares pursuant to our follow-on distribution reinvestment plan, or our Follow-on DRP. In November 2015, our board of directors authorized the reallocation of shares available to be offered pursuant to our Follow-on DRP to our Follow-on Primary Offering. We began raising capital from the Follow-on Offering at the end of February 2015.  As of November 10, 2015, 23.1 million shares remain available for sale pursuant to our Follow-on Offering, including shares offered pursuant to our Follow-on DRP that may be reallocated to our Follow-on Primary Offering. Our Follow-on Primary Offering is expected to terminate on the date our maximum offering has been issued, which we currently expect to occur on or around December 31, 2015. However, our board of directors may determine to terminate our Follow-on Offering at any time.
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
On February 11, 2013, we commenced operations by satisfying our minimum offering requirement in our Initial Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through November 10, 2015, we raised total gross proceeds of $1.6 billion.
Our Investments
The following table presents our investments as of September 30, 2015, adjusted for a commitment to invest in Trilogy (refer to the below and Recent Developments) (dollars in thousands):

Investment Type:	Number of Properties	Amount (1) (2)	% of Total
Real estate equity (3)
Senior housing facilities (4)	207	$1,506,997	53.0%
SNF	293	697,215	24.5%
MOB	148	315,237	11.1%
Hospital	14	40,772	1.4%
Ancillary (5)	NA	81,159	2.9%
Total real estate equity	662	2,641,380	92.9%

Real estate debt
First mortgage loans		14,637	0.5%
Mezzanine loans		188,382	6.6%
Total real estate debt		203,019	7.1%
Total investments		$2,844,399	100.0%
____________________________________

(1)
Based on cost for real estate equity investments, which includes net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. For real estate debt, based on principal amount.

(2)	Includes our proportionate interest in real estate held through joint ventures of $1.7 billion.

(3)
Classification based on predominant services provided, but may include other services. As of September 30, 2015, our real estate portfolio, including real estate held through joint ventures, was comprised of approximately 50,000 units/beds of which approximately 31,500 units were SNF and the remaining were senior housing units.

(4)	Includes ALF, MCF, ILF and CCRC.

(5)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options in connection with the Trilogy investment (refer to Recent Developments).
For financial information regarding our reportable segments, refer to Note 12. “Segment Reporting” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements.”

The following section describes the major asset classes in which we may invest and actively manage to maximize value and to protect capital.
Real Estate Equity
Overview
Our real estate equity investment strategy is focused on acquiring healthcare properties or interests in healthcare properties, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which we define as ALF, MCF, SNF, ILF and CCRC. We also invest in equity investments in other healthcare property types, including MOB, hospitals and rehabilitation facilities. Our investments are predominantly in the United States, but we may also make international investments.
Our equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators. We also enter into RIDEA structures whereby we participate directly in the operational cash flow of a property. Our real estate equity investments that operate under the RIDEA structure generate resident level income from short-term residential agreements and incur customary related operating expenses. Our equity investments have the potential to appreciate in value and therefore may help overcome our upfront fees and expenses.
We believe that mid-acuity senior housing facilities may provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities generally provide the broadest level of services to residents in a cost-effective setting resulting in a longer length of stay for residents and less turnover in tenancy than in some other healthcare settings.
Our Portfolio
As of September 30, 2015, $2.6 billion, or 92.9% of our assets, was invested in healthcare real estate equity, adjusted for a commitment to invest in Trilogy. The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type (1)	Real Estate Equity by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.

The following table presents a summary of our real estate equity investments as of September 30, 2015, adjusted for a commitment to invest in Trilogy, (refer to Recent Developments) (dollars in thousands):

		Properties (1)
Portfolio	Amount (2)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments (3)
Watermark Aqua	$100,923	3	—	—	—	3	West/Southwest/Midwest	97.0%
Peregrine	36,498	4	—	—	—	4	Northeast/Southeast	100.0%
Kansas City	15,000	2	—	—	—	2	Midwest	100.0%
Arbors	125,130	4	—	—	—	4	Northeast	100.0%
Watermark Fountains (4)	658,496	16	—	—	—	16	Various	Various
Total Direct Investments	936,047	29	—	—	—	29
Joint Venture Investments (5)
Eclipse	59,816	44	—	36	—	80	Various	5.6%
Envoy	16,472	—	—	14	—	14	Mid - Atlantic/Northeast	11.4%
Griffin-American	605,670	91	148	45	14	298	Various	14.3%
Winterfell	357,974	32	—	—	—	32	Various	40.0%
Espresso	333,388	6	—	152	—	158	Various	36.7%
Trilogy (6)	332,013	5	—	46	—	51	Various	28.9%
Total Joint Venture Investments	1,705,333	178	148	293	14	633
Total	$2,641,380	207	148	293	14	662
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Includes net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(3)	The properties are 100% leased to four operators, with a 7.4 year weighted average remaining lease term.

(4)	Watermark Fountains portfolio consists of six wholly-owned properties and ten properties in which we own a 97% interest.

(5)	Represents our proportionate interest in real estate assets held through unconsolidated joint ventures.

(6)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options, which are not subject to property count.

As of September 30, 2015, our unconsolidated joint venture investments included the following, adjusted for a commitment to invest in Trilogy:
•Eclipse Joint Venture, a 5.6% interest in a $1.1 billion portfolio.
•Envoy Joint Venture, a 11.4% interest in a $145.0 million portfolio.
•Griffin-American Joint Venture, a 14.3% interest in a $4.1 billion portfolio.
•Winterfell Joint Venture, a 40.0% interest in a $875.0 million portfolio.
•Espresso Joint Venture, a 36.7% interest in a $1.1 billion portfolio.
•Trilogy Joint Venture, a 28.9% interest in a $1.2 billion portfolio (refer to Recent Developments).
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

Our Portfolio
As of September 30, 2015, $203.0 million, or 7.1% of our assets, was invested in real estate debt secured by healthcare facilities, consisting of four loans with an average investment size of $50.8 million. The weighted average extended maturity of our real estate debt portfolio is 4.3 years.
The following table presents a summary of our debt investments as of September 30, 2015 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Investment Type:	Number	Principal Amount	Carrying Value	Allocation by Investment Type (1)	Fixed Rate	Spread over LIBOR (2)	Total Unleveraged Current Yield
First mortgage loan (3)	1	$14,637	$14,637	7.2%	—%	8.3%	8.4%	100.0%
Mezzanine loans	3	188,382	187,912	92.8%	10.0%	10.2%	10.3%	60.2%
Total/Weighted average	4	$203,019	$202,549	100.0%	10.0%	9.9%	10.2%	63.1%
___________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum LIBOR rate, or LIBOR floor, as applicable.

(3)	Subject to a 0.3% minimum LIBOR rate.
The following presents our real estate debt portfolio diversity across property type and geographic location based on principal amount:

Real Estate Debt by Property Type (1)	Real Estate Debt by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.
Healthcare-Related Securities
Our healthcare-related securities investment strategy may include investing primarily in CMBS, and may include other healthcare-related securities, backed primarily by loans secured by a variety of healthcare properties. We expect that this asset class will be less than 10% of our total portfolio. As of September 30, 2015, we did not own any securities investments.
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

Outlook and Recent Trends
The Great Recession, which lasted from December 2007 to June 2009, began with the bursting of an $8 trillion housing bubble and had a dramatic negative impact globally on properly functioning capital markets and liquidity across all asset classes and markets. It was not until the beginning of 2012 that liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors and both Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. In late 2012, in order to stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets, which has facilitated keeping interest rates low since then.
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively. For the nine months ended September 30, 2015, approximately $72 billion of new CMBS issuance occurred in the United States, with a current projection of $95 billion for 2015, slightly below the original projection of $100 billion for 2015.
We believe the U.S. economy is on a healthy growth path. However, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their own problems with low inflation and slow growth.
Valuations in the commercial real estate markets have generally improved since bottoming out in 2009. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and are forecasted to continue to improve throughout 2015 and into 2016. However, global economic and political headwinds remain. For instance, global market instability and the risk that maturing commercial real estate debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the commercial real estate market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. While there is an increased supply of liquidity and improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
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
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded sector experienced strong growth over recent years with approximately $16 billion of equity raised for programs in this space in 2014 alone. Capital raising in 2015 has remained strong, although it is down compared to 2014 due to a variety of factors including a lack of large liquidity events. For the remainder of 2015 and for 2016, we are actively monitoring a variety of trends in this industry including a number of regulatory changes like the implementation of Regulatory Notice 15-02 of the Financial Industry Regulatory Authority, Inc. and the U.S. Department of Labor’s recent proposal on a fiduciary standard for retirement accounts. Due to generally positive market dynamics and our Advisor’s and its affiliates’ expertise and industry relationships, we continue to see a robust pipeline of investment opportunities in the healthcare real estate sector. These investment opportunities have credit qualities and yield profiles that are consistent with our underwriting standards and that we believe offer the opportunity to meet or exceed our targeted returns. While we remain optimistic that we will continue to be able to generate and capitalize on an attractive pipeline of opportunities, there is no assurance that will be the case.
Healthcare Markets
The healthcare real estate equity and finance markets tend to attract new equity and debt capital more slowly than more traditional commercial real estate property types because of barriers to entry for new investors or lenders to healthcare property owners. Investing in and lending to the healthcare real estate sector requires an in-depth understanding of the specialized nature of healthcare facility operations and the healthcare regulatory environment. While these competitive constraints may create opportunities for attractive investments in the healthcare property sector, they may also provide challenges and risks when seeking attractive terms for our investments.
We believe owners and operators of senior housing facilities and other healthcare properties are benefiting from demographic trends, specifically the aging of the U.S. population and the increasing demand for care for seniors outside of their homes. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. As healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare, and senior housing facilities, such as ALF, MCF, SNF and ILF, are generally more cost effective than higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings. For example, recent regulatory changes have created incentives for long-term acute-care hospitals and in-patient rehabilitation facilities to minimize patient lengths of stay and placed limits on the type of patient that can be admitted to these facilities. The growth in total demand for healthcare, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system. Healthcare inflationary costs have outpaced U.S. based inflation by 1.4% in 2014 and by more than 3% through the end of May 2015.
Our skilled nursing facility operators and tenants typically receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid. Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. On April 15, 2015, the Centers for Medicare & Medicaid Services released a proposed rule outlining a 1.4% increase in their Medicare reimbursement for fiscal year 2016 beginning on October 1, 2015. Further rules and regulatory changes, if implemented, that are being proposed by the government to improve quality of care and control healthcare spending, may increase operating costs to our operators and tenants as they will be required to participate in order to continue to access Medicare and Medicaid funding. In addition, the government is proposing further reimbursement changes via managed care and pooled funding in order to attempt to control cost and share reimbursement risk with healthcare providers. We periodically monitor federal and state reimbursement programs and assess any impact that changes in reimbursement levels or the timing of payments may have on the ability of our tenants/operators to meet their payment obligations.
Our MOB properties typically contain physicians’ offices and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. MOBs can be multi-tenant or single-tenant properties leased to healthcare providers (hospitals and physician practices).
Despite the growth in the industry and favorable market conditions and demographics, economic uncertainty may have a negative impact, weakening the market’s fundamentals and ultimately reducing a tenant’s/operator’s ability to make rent payments in accordance with the contractual terms of the lease or loan, as well as the possibility for reduced income for our operating investments. To the extent that market rental and occupancy rates decline, property-level cash flow could be negatively affected as existing leases renew at lower rates and over longer periods of time, the decreased cash flow impacts the value of underlying properties and the borrowers’ ability to service their outstanding loans.
Despite the barriers and constraints to investing in the senior housing sector, the demographics and other market dynamics have resulted in the sector becoming more attractive to investors. Supply and demand fundamentals resulting from compelling demographics, driven by need for healthcare services by an aging population and ongoing consolidation of the fragmented nature of healthcare real estate ownership, create attractive investment opportunities. Merger and acquisition activity in the senior housing real estate market is currently robust and we expect it to remain so into the near term.
Our Strategy
Our primary business objectives are to make investments in our targeted assets that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. Some of our investments may be considered transitional in nature because the borrower or owner may have a business plan to improve the collateral and, as a result, generally require the borrower, operator or us to fund interest or other reserves, whether through loan proceeds or otherwise, to support debt service payments and capital expenditures. We, our borrower or owner, and possibly a guarantor, may be required to refill these reserves should they become deficient during the applicable period for any reason. We will also seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We will continue to identify strategic development opportunities for our existing and future investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide optimal mix of services and enhance the overall value of our assets. We believe that our Advisor and its affiliates have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market leading real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We use the net proceeds from our Offering and other financing sources to carry out our primary business objectives of acquiring and originating healthcare real estate-related investments. We believe that mid-acuity senior housing facilities provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities generally provide the broadest level of services to residents in a more cost-effective setting resulting in a longer length of stay for residents and less turnover in tenancy than in some other healthcare settings.
We began raising capital in 2013 and completed our Initial Offering on February 2, 2015, after raising total gross proceeds of $1.1 billion and we are currently raising equity through our Follow-on Offering, which was declared effective by the SEC on February 6, 2015. From inception through November 10, 2015, we raised total gross proceeds of $1.6 billion.
The following table presents our investment activity in 2015 and from inception through September 30, 2015, adjusted for a commitment to invest in Trilogy, refer to the below and Recent Developments (dollars in thousands):

	Nine Months Ended	From Inception through
	September 30, 2015	September 30, 2015
Investment Type:	Amount (1) (2)	Amount (1) (2)
Real estate equity	$1,689,538	$2,641,380
Real estate debt	75,000	220,887
Total	$1,764,538	$2,862,267
__________________________________

(1)	Includes net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(2)	Includes our proportionate interest in real estate held through joint ventures of $1.0 billion and $1.7 billion for the nine months ended and from inception through September 30, 2015, respectively.
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
In November 2013, we entered into a credit facility agreement, or our Term Loan Facility, to finance real estate investments and first mortgage loans secured by healthcare real estate. On September 28, 2015, we voluntarily terminated our Term Loan Facility, as we have been able to obtain attractive asset-level borrowings to finance our investments and no amounts were drawn under our Term Loan Facility. As of the date of termination, there were no borrowings outstanding under our Term Loan Facility.
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of our assets (excluding indirect leverage held through our unconsolidated joint venture investments), other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. We also seek assignable financing when available. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments, although it may exceed this level during our organization and offering stage.
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

Portfolio Management
Our Advisor and its affiliates maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management, asset management and servicing teams, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis or by asset type. For joint venture investments, we rely on our healthcare-focused joint venture partners to provide certain asset management, property management and/or other services in managing our joint investments. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from issues that are not identified during these credit reviews. The portfolio management team, under the direction of the Investment Committee, uses many methods to actively manage our asset base to preserve our income, value and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For real estate equity and debt investments, frequent re-underwriting and dialogue with borrowers/operators/managers/tenants/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. In addition, our Advisor considers the impact of regulatory changes on the performance of our portfolio. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves/asset impairment, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Our Advisor uses an experienced portfolio management and servicing team that monitors these factors on our behalf.
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
As of September 30, 2015, our investments were performing in accordance with the contractual terms of their governing documents, in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record loan loss reserves/asset impairment, as appropriate, if required.

Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of us, our operating partnership and our consolidated subsidiaries. We consolidate variable interest entities, or VIEs where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2015, we did not have any impaired real estate debt investments.
Investments in Unconsolidated Ventures
We review our investments in unconsolidated ventures for which we did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, we consider global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in our consolidated statements of operations.
Real Estate Securities
Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in our consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2015, we did not own any real estate securities.
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
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the third quarter 2015 and it did not have a material impact on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Three Months Ended September 30, 2015 to September 30, 2014 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Resident fee income	$23,111	$3,862	$19,249	498.4%
Rental income	9,404	1,882	7,522	399.7%
Interest income	5,466	2,579	2,887	111.9%
Other revenue	1,131	—	1,131	N/A
Total revenues	39,112	8,323	30,789	369.9%

Expenses
Real estate properties - operating expenses	16,378	2,988	13,390	448.1%
Interest expense	6,377	776	5,601	721.8%
Transaction costs	1,290	1,641	(351)	(21.4)%
Asset management and other fees-related party	6,358	3,719	2,639	71.0%
General and administrative expenses	6,267	1,043	5,224	500.9%
Depreciation and amortization	10,332	1,052	9,280	882.1%
Total expenses	47,002	11,219	35,783	318.9%
Other income (loss)
Realized gain (loss), net	(786)	—	(786)	N/A
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(8,676)	(2,896)	(5,780)	199.6%
Equity in earnings (losses) of unconsolidated ventures	(20,594)	204	(20,798)	(10,195.1)%
Income tax benefit (expense)	4,125	—	4,125	N/A
Net income (loss)	$(25,145)	$(2,692)	$(22,453)	834.1%
Revenues
Resident Fee Income
Resident fee income increase of $19.2 million was attributable to new RIDEA properties acquired at the end of the second quarter 2015.
Rental Income
Rental income increase of $7.5 million was attributable to new acquisitions in our real estate equity segment at the end of the second quarter 2015.
Interest Income
Interest income increase of $2.9 million was attributable to new investments in our real estate debt segment in the third quarter 2015 and 2014.
Other Revenue
Other revenue of $1.1 million was attributable to a commitment fee received related to a real estate debt investment that was not originated.
Expenses
Real Estate Properties - Operating Expenses
Real estate properties - operating expenses increase of $13.4 million was attributable to new RIDEA properties acquired at the end of the second quarter of 2015.

Interest Expense
Interest expense increase of $5.6 million was primarily attributable to mortgage notes payable associated with new investments in our real estate equity segment at the end of the second quarter 2015.
Transaction Costs
Transaction costs primarily represented expenses such as professional fees associated with new real estate equity investments. Transaction costs decrease of $0.4 million was related to a higher level of acquisition activity in our real estate equity segment in the third quarter 2014.
Asset Management and Other Fees - Related Party
Asset management and other fees - for the three months ended September 30, 2015 was attributable to higher asset management fees. The increase of $2.6 million was due to an increase in investment activity subsequent to the third quarter 2014.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $5.2 million was primarily attributable to increased operating costs due to heightened investment activity in 2015 compared to 2014.
Depreciation and Amortization
Depreciation and amortization expense increase of $9.3 million was primarily related to new acquisitions in our real estate equity segment at the end of the second quarter 2015.
Other Income (Loss)
Realized Gain (Loss)
Realized loss of $0.8 million related to the write-off of deferred financing costs due to the termination of our Term Loan Facility, which was partially offset by the gain on sale of two remainder interest units in our Watermark Fountains portfolio.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Unconsolidated ventures incurred losses of $20.6 million related to new acquisitions in our real estate equity segment in 2015 due to certain transaction costs and fees incurred in connection with acquiring a joint venture investment in the current quarter. For the three months ended September 30, 2015, our unconsolidated ventures generated, operating income of $9.3 million, which excludes $29.9 million of depreciation and amortization expense and transaction costs.
Income Tax Benefit (Expense)
The income tax benefit for the three months ended September 30, 2015 represents a net benefit of $4.1 million related to our healthcare portfolio operating under management agreements through TRS. The income tax expense for the three months ended September 30, 2014 was an immaterial amount.

Comparison of the Nine Months Ended September 30, 2015 to September 30, 2014 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Resident fee income	$39,091	$10,591	$28,500	269.1%
Rental income	19,051	4,149	14,902	359.2%
Interest income	12,675	3,847	8,828	229.5%
Other revenue	1,131	—	1,131	N/A
Total revenues	71,948	18,587	53,361	287.1%

Expenses
Real estate properties - operating expenses	27,864	7,946	19,918	250.7%
Interest expense	11,455	2,186	9,269	424.0%
Transaction costs	5,832	3,354	2,478	73.9%
Asset management and other fees-related party	26,901	6,471	20,430	315.7%
General and administrative expenses	13,368	2,570	10,798	420.2%
Depreciation and amortization	16,714	2,644	14,070	532.1%
Total expenses	102,134	25,171	76,963	305.8%
Other income (loss)
Realized gain (loss), net	(786)	—	(786)	N/A
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(30,972)	(6,584)	(24,388)	370.4%
Equity in earnings (losses) of unconsolidated ventures	(29,534)	(93)	(29,441)	31,657.0%
Income tax benefit (expense)	4,678	—	4,678	N/A
Net income (loss)	$(55,828)	$(6,677)	$(49,151)	736.1%
Revenues
Resident Fee Income
Resident fee income increase of $28.5 million was attributable to new RIDEA properties acquired during the second quarter 2015 and a full three quarters of operations in 2015 of the RIDEA properties acquired in 2014.
Rental Income
Rental income increase of $14.9 million was attributable to new acquisitions in our real estate equity segment subsequent to the third quarter 2014.
Interest Income
Interest income increase of $8.8 million was attributable to new investments in our real estate debt segment subsequent to the third quarter 2014.
Other Revenue
Other revenue of $1.1 million was attributable to a commitment fee received related to a real estate debt investment that was not originated.
Expenses
Real Estate Properties - Operating Expenses
Real estate properties - operating expenses increase of $19.9 million was attributable to new RIDEA properties acquired during the second quarter 2015 and a full three quarters of operations in 2015 of the RIDEA properties acquired in 2014.

Interest Expense
Interest expense increase of $9.3 million was primarily attributable to mortgage notes payable associated with new investments in our real estate equity segment subsequent to the third quarter 2014.
Transaction Costs
Transaction costs primarily represented expenses such as professional fees associated with new real estate equity investments. Transaction costs increase of $2.5 million was related to a higher level of acquisition activity in our real estate equity segment in 2015.
Asset Management and Other Fees - Related Party
Asset management and other fees - for the nine months ended September 30, 2015 was attributable to $14.3 million in acquisition fees and $12.6 million in asset management fees. The increase of $20.4 million was due to an increase in investment activity during the nine months ended 2015 as compared to the same period in 2014.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $10.8 million was primarily attributable to increased operating costs due to heightened investment activity in 2015 compared to 2014.
Depreciation and Amortization
Depreciation and amortization expense increase of $14.1 million was primarily related to new acquisitions in our real estate equity segment subsequent to the third quarter 2014.
Other Income (Loss)
Realized Gain (Loss)
Realized loss of $0.8 million related to the write-off of deferred financing costs due to the termination of our Term Loan Facility, which was partially offset by the gain on sale of two remainder interest units in our Watermark Fountains portfolio.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Unconsolidated ventures incurred losses of $29.5 million related to new acquisitions in our real estate equity segment in 2015 due to certain transaction costs and fees incurred in connection with acquiring joint venture investments for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, our unconsolidated ventures generated operating income of $18.5 million, which excludes $48.0 million of depreciation and amortization expense and transaction costs.
Income Tax Benefit (Expense)
The income tax benefit for the nine months ended September 30, 2015 represents a net benefit of $4.7 million related to our healthcare portfolio operating under management agreements through TRS. The income tax expense for the nine months ended September 30, 2014 was an immaterial amount.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. We obtain the capital required to acquire and manage our healthcare real estate portfolio and conduct our operations from the proceeds of our Offering and any future offerings we may conduct. We access additional capital from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of November 10, 2015, we had $353.9 million of cash.
Offering
From inception through November 10, 2015, we raised total gross proceeds of $1.6 billion.
On February 6, 2015, our Registration Statement on Form S-11 was declared effective by the SEC for our Follow-on Offering, of up to $700.0 million, which includes up to $500.0 million in shares pursuant to our Follow-on Primary Offering and up to

$200.0 million in shares pursuant to our Follow-on DRP. In November 2015, our board of directors authorized the reallocation of shares available to be offered pursuant to our Follow-on DRP to our Follow-on Primary Offering. We began raising capital from the Follow-on Offering at the end of February 2015.  As of November 10, 2015, 23.1 million shares remain available for sale pursuant to our Follow-on Offering, including shares offered pursuant to our Follow-on DRP that may be reallocated to our Follow-on Primary Offering. Our Follow-on Primary Offering is expected to terminate during the fourth quarter of 2015. However, our board of directors may determine to terminate our Follow-on Offering at any time.
While we raised substantial funds through our Offering, the number and size of investments we make and the value of an investment in us may fluctuate with the performance of the specific assets we acquire. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly offered REIT.
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments, is 75% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of September 30, 2015, our leverage was 34.7% of total assets, as defined in our charter. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments, although it may exceed this level during our organization and offering stage.
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
Term Loan Facility
In November 2013, we entered into our Term Loan Facility, to finance real estate investments and first mortgage loans secured by healthcare real estate. On September 28, 2015, we voluntarily terminated our Term Loan Facility, as we have been able to obtain attractive asset-level borrowings to finance our investments and no amounts were drawn under our Term Loan Facility. As of the date of termination, there were no borrowings outstanding under our Term Loan Facility.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2015	2014
Operating activities	$(11,524)	$(1,621)
Investing activities	(872,156)	(374,717)
Financing activities	873,424	422,435
Net increase (decrease) in cash	$(10,256)	$46,097
Nine Months Ended September 30, 2015 Compared to September 30, 2014
Net cash used in operating activities was $11.5 million for the nine months ended September 30, 2015 compared to $1.6 million for the nine months ended September 30, 2014. The increase in net cash used in operating activities was primarily related to an increase in fees paid to our Advisor for the management of our investments, an increase in general and administrative expenses due to an increase in operational activity, an increase in transaction costs and an increase in interest expense due to additional borrowings on mortgage notes, partially offset by an increase in net income generated from our real estate equity and debt investments.

Net cash used in investing activities was $872.2 million for the nine months ended September 30, 2015 compared to $374.7 million for the nine months ended September 30, 2014. The increase in net cash used in investing activities is primarily related to real estate equity investments and investments in unconsolidated ventures made during 2015.
Net cash provided by financing activities was $873.4 million for the nine months ended September 30, 2015 compared to $422.4 million for the nine months ended September 30, 2014. The increase in net cash provided by financing activities is primarily related to new borrowings in connection with new acquisitions and net proceeds from the issuance of common stock through our Offering, partially offset by distributions paid on and redemption of our common stock and payment of deferred financing costs.
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
We also entered into a limited guarantee with a maximum liability of up to $13.5 million in connection with the pending Trilogy Joint Venture. Refer to Note 13.
Related Party Arrangements
Advisor
In connection with the completion of NorthStar Realty’s spin-off of its asset management business into our Sponsor, on June 30, 2014, we entered into a new advisory agreement with our Advisor, an affiliate of our Sponsor, on terms substantially similar to those set forth in the prior advisory agreement, and terminated the advisory agreement with our Prior Advisor. In June 2015, our advisory agreement was renewed for an additional one-year term commencing on June 30, 2015 with terms identical to those in effect through June 30, 2015. For periods prior to June 30, 2014, the information below regarding fees and reimbursements incurred and accrued but not yet paid relates to our Prior Advisor.
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

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three and nine months ended September 30, 2015 and 2014 and the amount due to related party as of September 30, 2015 and December 31, 2014 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Fees to Advisor
Asset management	Asset management and other fees-related party	$6,211	$870	$12,570	$1,724	$(2)	$6
Acquisition (1)	Real estate debt investments, net / investments in unconsolidated ventures / asset management and other fees-related party	8,606	3,293	30,808	7,814	330	245
Disposition (1)	Real estate debt investments, net	113	—	113	—	—	—
Reimbursements to Advisor
Operating costs (2)	General and administrative expenses	6,204	998	12,913	2,045	(1)	12
Organization	General and administrative expenses	—	16	—	279	—	2
Offering (2)	Cost of capital (3)	1,428	981	4,043	3,909	421	490
Selling commissions / Dealer manager fees	Cost of capital (3)	17,926	20,155	43,017	43,056	—	—
Total						$748	$755
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

(2)	As of September 30, 2015, our Advisor has incurred unreimbursed operating costs on our behalf of $7.9 million, that remain eligible to allocate to us.

(3)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
On January 29, 2015, our board of directors approved an amended and restated distribution support agreement, or our Distribution Support Agreement, extending the term until February 6, 2017. Pursuant to our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share during our Initial Offering and at $9.18 per share during our Follow-on Offering, if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of September 30, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 588,116 shares of our common stock for $5.3 million with $4.7 million remaining outstanding under such commitment.
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
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and us, our Sponsor acquired a 43%, as adjusted, ownership interest in American Healthcare Investors LLC, or AHI and Mr. James F. Flaherty III, a strategic partner of our Sponsor and our Vice Chairman, acquired a 12.3% ownership interest in AHI.  AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Realty.  In connection with our Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to our Advisor, NorthStar Realty and us. Initially, AHI provides such services to us only with respect to our interest in the Griffin-American portfolio or in connection with certain joint acquisitions with NorthStar Realty and, following completion of our Offering and full investment of our proceeds, AHI may provide such services to a larger subset or all of our assets.  Consequently, AHI will assist our Advisor in managing the Griffin-American portfolio and other current and future healthcare assets owned by us and NorthStar Realty.
In May 2015, we, through general partnerships with NorthStar Realty, acquired a 40.0% interest in a $875.0 million Winterfell portfolio and contributed $98.7 million of cash for our interest in the investment, including our pro rata share of transaction costs.
Origination of Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation Capital, LLC and Safanad Management Limited which bears interest at a fixed rate of 10.0% per year and matures in January 2021.
Recent Developments
Common Stock from Offering
For the period from October 1, 2015 through November 10, 2015, we issued 11.9 million shares of common stock representing gross proceeds of $120.8 million.
Distribution Reinvestment Plan
For the period from October 1, 2015 through November 10, 2015, we issued 0.9 million shares pursuant to the DRP representing gross proceeds of $9.2 million.
Distributions
On November 10, 2015, our board of directors approved a daily cash distribution of $0.001844262 per share of common stock for each of the three months ended March 31, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2015 through November 10, 2015, we repurchased 200,112 shares for a total of $1.9 million or a weighted average price of $9.56 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
New Investments
Trilogy Joint Venture
On September 11, 2015, we and Griffin-American Healthcare REIT III, Inc., or GAHR, through a joint venture, in which we and GAHR indirectly hold 30% and 70% ownership interests, respectively, or Trilogy Joint Venture, through a subsidiary of the Trilogy Joint Venture, or the Purchaser entered into an equity purchase agreement, or our Purchase Agreement, with Trilogy Investors, LLC, or Trilogy LLC, Trilogy Holdings, LP, Trilogy Holdings LLC, Trilogy Holdings Corporation, and other sellers identified therein. The Purchaser proposes to acquire approximately 96% of the outstanding equity interests of Trilogy LLC for a purchase price of $1.1 billion, subject to certain adjustments. Trilogy LLC’s management will retain approximately 4% of the ownership interest in Trilogy LLC. Trilogy LLC currently owns and/or operates 96 facilities, predominantly structured as senior housing facilities and SNF, with over 10,000 beds across Indiana, Ohio, Kentucky and Michigan, as well as certain ancillary services including institutional pharmacy and therapy businesses.
On September 11, 2015, we entered into (i) an equity commitment letter with the Purchaser pursuant to which we agreed to invest up to $194.1 million and (ii) a limited guarantee in favor of Trilogy LLC pursuant to which we agreed to guarantee 30% of the Purchaser’s obligations under our Purchase Agreement with respect to the termination fee and certain other reimbursement obligations relating to the acquisition; provided that our liability under the limited guarantee is limited to $13.5 million.

We and GAHR also entered into a senior secured revolving credit facility financing commitment letter pursuant to which KeyBank National Association, subject to certain terms and conditions specified therein, agreed to provide a $345.0 million revolving credit facility to certain subsidiaries of the Purchaser. In addition, the Purchaser expects to assume approximately $205.1 million of Trilogy LLC’s existing borrowings.
The closing of the acquisition is subject to customary conditions, including but not limited to the absence of any material adverse effect on Trilogy LLC since execution of the Purchase Agreement and receipt of certain governmental approvals, lenders and other third party consents. There can be no assurance that we will be able to close the acquisition on the agreed terms or at all.
Inflation
Some of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors may influence our performance. A change in interest rates may correlate with the inflation rate. Substantially all of the leases allow for annual rent increases based on the relevant consumer price index. Such types of leases generally minimize the risks of inflation on our healthcare properties.
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
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore included in the computation of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. We adjust MFFO for the amortization of acquisition fees in the period when such amortization is recognized under U.S. GAAP. Acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are acquired or originated by reducing cash flow and therefore the potential distributions to our stockholders. However, in general, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal.
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

The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(25,041)	$(2,688)	$(55,571)	$(6,642)
Adjustments:
Depreciation and amortization	10,332	1,052	16,714	2,644
Depreciation and amortization related to unconsolidated ventures	12,026	559	26,160	799
Depreciation and amortization related to non-controlling interests	(228)	(15)	(340)	(45)
Funds from operations	$(2,911)	$(1,092)	$(13,037)	$(3,244)
Modified funds from operations:
Funds from operations	$(2,911)	$(1,092)	$(13,037)	$(3,244)
Adjustments:
Acquisition fees and transaction costs	1,437	4,490	20,143	8,101
Straight-line rental (income) loss	(1,042)	(259)	(2,488)	(504)
Amortization of premiums, discounts and fees on investments and borrowings, net	510	239	1,258	656
Deferred tax (benefit) expense	(5,357)	—	(6,140)	—
Adjustments related to unconsolidated ventures	17,896	(93)	24,211	348
Adjustments related to non-controlling interests	(6)	(2)	(134)	(33)
Realized gain (loss), net	786	—	786	—
Modified funds from operations	$11,313	$3,283	$24,599	$5,324
Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the date of our first investment on April 5, 2013 through September 30, 2015, we paid an annualized distribution amount of $0.675 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the nine months ended September 30, 2015 and for the year ended December 31, 2014 (dollars in thousands):

	Nine Months Ended September 30, 2015		Year Ended December 31, 2014
Distributions (1)
Cash	$26,937		$11,897
DRP	34,002		14,744
Total	$60,939		$26,641

Sources of Distributions (1)
FFO (2)	$—	—%	$—	—%

Offering proceeds - Distribution support	2,614	4%	629	2%
Offering proceeds - Other	58,325	96%	26,012	98%
Total	$60,939	100%	$26,641	100%

Cash Flow Provided by (Used in) Operations	$(11,524)		$(1,920)
_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through September 30, 2015, we declared $88.9 million in distributions. Cumulative FFO for the period from April 5, 2013 through September 30, 2015 was negative $22.8 million. We did not generate positive FFO to pay distributions for the nine months ended September 30, 2015 and the year ended December 31, 2014.

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
Interest Rate Risk
We may be subject to interest rate changes as a result of long-term borrowings used to acquire real estate equity investments and may also be exposed to changes in net interest income of our real estate debt investments, which is the difference between the income earned and the interest expense incurred in connection with our borrowings and derivatives. As of September 30, 2015, 63.1% of our real estate debt investments were floating rate investments and 13.1% of our total borrowings were floating rate liabilities.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs by borrowing primarily at fixed rates or variable rates with the lowest margins available and by evaluating hedging opportunities.
Our debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, some of our floating-rate debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments. As of September 30, 2015, some of our floating-rate investments had LIBOR floors in excess of the current LIBOR rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $0.5 million annually.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of September 30, 2015, we had one fixed-rate debt investments with a carrying value of $74.5 million.
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
Credit Risk
We are subject to the credit risk of the lessee of operators of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator’s business as well as an assessment of the strategic importance of the underlying real estate to the operator’s core business operations. Where appropriate, we may seek to augment the operator’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. Previously announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio. For the nine months ended September 30, 2015, gross revenues from one of our operators, Watermark Retirement Communities, were 66% of total revenues.
Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2015, three debt investments each contributed more than 10.0% of interest income.
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
We acquired the Watermark Fountains portfolio in the second quarter of 2015. As this acquisition occurred in the second quarter of 2015, it is not included in the scope of our assessment of the effectiveness of certain controls and procedures. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. Distributions declared may be paid using proceeds from our Offering, including the purchase of additional shares by our Sponsor. For the nine months ended September 30, 2015, we declared distributions of $60.9 million compared to cash used in operating activities of $11.5 million and $60.9 million, or 100%, of the distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty. For the year ended December 31, 2014, we declared distributions of $26.6 million compared to cash used in operations of $1.9 million.  All distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
Pursuant to our Distribution Support Agreement, in certain circumstances where our cash distributions exceed our MFFO, our Sponsor agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share during the Initial Offering and at $9.18 per share during the Follow-on Offering (which includes the $2.0 million of shares our Sponsor purchased by an affiliate of our Sponsor to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 588,116 shares of our common stock as of September 30, 2015. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Upon termination or expiration of our Distribution Support Agreement, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
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

As of September 30, 2015, we issued the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	140,454	$1,407,067
DRP	4,683	45,009
Total (1)	145,137	$1,452,076
_________________________________________________

(1)	Our Initial Offering was completed on February 2, 2015.
For the period from the commencement of our Follow-on Offering through September 30, 2015, we issued 34.6 million shares of common stock generating total gross proceeds of $350.6 million pursuant to our Follow-on Offering, including 2.7 million shares of common stock and $26.2 million of gross proceeds pursuant to our Follow-on DRP.
From the commencement of our Offering through September 30, 2015, we incurred $95.2 million in selling commissions, $42.1 million in dealer manager fees and $10.1 million in other offering costs in connection with the issuance and distribution of our registered securities and $112.4 million of these costs have been reallowed to third parties.
From the commencement of our Offering through September 30, 2015, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.3 billion. From the commencement of our Offering through September 30, 2015, we used proceeds of $731.8 million to purchase real estate equity investments, $219.4 million to acquire and originate real estate debt investments and $53.4 million to pay our Advisor acquisition fees.
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

For the three months ended September 30, 2015, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 to July 31	88,861	$9.78	88,861	(1)
August 1 to August 31	—	—	—	(1)
September 1 to September 30	—	—	—	(1)
Total	88,861	$9.78	88,861
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

As of September 30, 2015, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended September 30, 2015, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

3.2
Certificate of Correction of the Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

3.3
Fourth Amended and Restated Bylaws of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

10.1
Joint Venture Governing Documents, each dated as of July 1, 2015, by and among FC Domino Investors, LLC, Domino MI6 Investors, LLC, Domino Holdings NT-HCI, LLC, FC Domino General Partner, LLC, SSCIP VI Splitter, LP, SSCIP VI SLP, LLC, FC SLP VI, LLC, Formation Capital Asset Management III, LLC and Safanad SSCIP VI Management, LLC, as applicable (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2015 and incorporated herein by reference)

10.2
Equity Purchase Agreement, dated as of September 11, 2015, by and among Trilogy Investors, LLC, Trilogy Holdings LP, Trilogy Holdings LLC, Trilogy Holdings Corporation, the sellers identified therein and Trilogy Real Estate Investment Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2015 and incorporated herein by reference)

10.3
Limited Liability Company Agreement of Trilogy REIT Holdings, LLC, dated as of September 11, 2015, by and between GACH3 Trilogy JV, LLC and Trilogy Holdings NT-HCI, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2015 and incorporated herein by reference)

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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015 (unaudited) and the year ended December 31, 2014; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	November 12, 2015	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer