Form 10-K
period 2015-12-31
NorthStar Healthcare Income, Inc.
filed 2016-03-28
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 180,657,879 shares outstanding as of March 23, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement related to the registrant’s 2016 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the real estate industry, including healthcare real estate;

•	our dependence on the resources and personnel of our advisor, our sponsor and their affiliates, including our advisor’s ability to manage our portfolio on our behalf;

•	the performance of our advisor, our sponsor and their affiliates;

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the impact of NorthStar Realty Finance Corp.’s spin-off of its asset management business, which included our advisor;

•	our advisor’s and its affiliates’ ability to attract and retain qualified personnel to support our growth and operations and potential changes to key personnel providing management services to us;

•
our reliance on our advisor and its affiliates and sub-advisors and co-venturers in providing management services to us, the payment of substantial fees to our advisor, the allocation of investments by our advisor and its affiliates among us and the other sponsored or managed companies and strategic vehicles of our sponsor and its affiliates, and various potential conflicts of interest in our relationship with our sponsor;

•	a change in the ownership or management of our sponsor;

•
the impact of market and other conditions influencing the performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments;

•	changes in our business or investment strategy;

•	the impact of economic conditions on the operators/tenants of the real property that we own as well as on borrowers of the debt we originate and acquire;

•	the nature and extent of future competition, including new construction in the markets in which our senior housing communities and medical office buildings are located;

•
the ability of our tenants, operators and managers, as applicable, to comply with laws, rules and regulations in the operation of our properties, to deliver high-quality services, to attract and retain qualified personnel and to attract residents and patients;

•
the ability and willingness of our tenants, operators, managers and other third parties to satisfy their respective obligations to us, including in some cases their obligation to indemnify us from and against various claims and liabilities;

•
the financial weakness of our tenants, operators and borrowers, including potential bankruptcies and downturns in their businesses, and their legal and regulatory proceedings, which results in uncertainties regarding our ability to continue to realize the full benefit of such tenants’ and operators’ leases and borrowers’ loans and/or expose us to additional liabilities and expenses;

•	changes in the value of our portfolio;

•	the impact of fluctuations in interest rates;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	investments in asset classes and structures with which we have less familiarity;

•	illiquidity of properties or debt investments in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all, including our ability to complete securitization financing transactions;

•	environmental compliance costs and liabilities;

•
whether we will realize the benefits of the long-term partnership between our sponsor and James F. Flaherty III, a member of our Sponsor’s investment committee and our former director, and potential conflicts that may arise in connection with his interest in American Healthcare Investors, LLC;

•
risks associated with our joint ventures and unconsolidated entities, including our reliance on joint venture partners, lack of decision making authority and the financial condition of our joint venture partners;

•	increased rates of loss or default and decreased recovery on our investments;

•	the effectiveness of our risk and portfolio management systems;

•	the potential failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

•	the extent and timing of future healthcare reform and regulation, including changes in reimbursement policies, procedures and rates;

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

Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K beginning on page 19. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I

Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries, in all cases acting through its external advisor, unless context specifically requires otherwise.
Overview
We were formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which we define as assisted living, or ALF, memory care, or MCF, skilled nursing, or SNF, independent living, or ILF, facilities and continuing care retirement communities which may have independent living, assisted living, skilled nursing and memory care available on one campus, or CCRC. We also invest in other healthcare property types, including medical office buildings, or MOB, hospitals, rehabilitation facilities and ancillary services businesses. Our investments are predominantly in the United States, but we also selectively make international investments. We were formed in October 2010 as a Maryland corporation and commenced operations in February 2013. We elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
Our equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, predominantly through the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, structures that permit us, through taxable REIT subsidiaries, or TRS, to have direct exposure to resident fee income and incur related operating expenses. Our debt investments consist of first mortgage loans and mezzanine loans. As of December 31, 2015, we did not own any securities investments.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), or our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of December 31, 2015, NSAM had an aggregate of $38.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSHC Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary investment types are as follows:

•
Real Estate Equity - Our equity investments, directly or through joint ventures, focus on properties in the mid-acuity senior housing sector, which we define as ALF, MCF, SNF, ILF and CCRC. Our equity investments may also include MOB, hospitals, rehabilitation facilities and ancillary services businesses. Our investments are predominantly in the United States, but we also selectively make international investments. Our healthcare properties generally operate under net leases or through management agreements with independent third-party operators.

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

We initially registered to offer up to 100.0 million shares pursuant to our primary offering to the public, or our Initial Primary Offering, and up to 10.5 million shares pursuant to our distribution reinvestment plan, or our Initial DRP, which are herein collectively referred to as our Initial Offering. Our Initial Offering (including 8.6 million shares reallocated from our Initial DRP) was completed on February 2, 2015 by raising $1.1 billion. All of the shares initially registered for our Initial Offering were issued.
On February 6, 2015, our registration statement on Form S-11 was declared effective by the U.S. Securities and Exchange Commission, or SEC, for a follow-on public offering, or our Follow-on Offering, of up to $700.0 million, which included up to $500.0 million in shares pursuant to our follow-on primary offering, or our Follow-on Primary Offering, and up to $200.0 million in shares pursuant to our follow-on distribution reinvestment plan, or our Follow-on DRP. We stopped accepting subscriptions for our Follow-on Offering on December 17, 2015 and all of the shares initially registered (including $159.5 million of shares reallocated from our Follow-on DRP) for our Offering were issued on or before January 19, 2016. We registered an additional 30.0 million shares to be offered pursuant to our DRP beyond the completion of our Offering and continue to offer such shares.
Our Initial Primary Offering and our Follow-on Primary Offering are collectively referred to as our Primary Offering and our distribution reinvestment plan, including but not limited to our Initial DRP and Follow-on DRP are collectively referred to as our DRP. Additionally, our Primary Offering and our Initial DRP and Follow-on DRP are collectively referred to as our Offering.
NorthStar Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of our Sponsor upon completion of the spin-off, served as the dealer manager for our Primary Offering.
On February 11, 2013, we commenced operations by satisfying our minimum offering requirement in our Initial Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through March 23, 2016, we raised total gross proceeds of $1.8 billion.
Our Investments
The following table presents our investments as of December 31, 2015, adjusted through March 1, 2016 for the acquisition of all of the interests in the Winterfell portfolio (refer to Recent Developments) (dollars in thousands):

Investment Type:	Number of Properties	Amount(1)(2)	% of Total	Capacity		Primary Locations
Real estate equity(3)
MOB	148	$315,237	9.4%	6.0 million	square feet	IN, TX, NY, GA, TN
Net lease
Senior housing facilities(4)	110	566,380	16.8%	6,121	units	NY, CA, FL, UK, WA
SNF	244	455,188	13.5%	26,438	beds	PA, MI, KY, IN, WI
Hospital	14	40,772	1.2%	817	beds	CA, TX, MO, UT, GA
Senior housing-operating
Senior housing facilities(4)	97	1,473,109	43.9%	11,677	units	CA, TX, WA, NY, MO
SNF	51	231,504	6.9%	5,068	beds	IN, OH, MI, KY, MA
Ancillary(5)	NA	87,471	2.6%	N/A		IN, OH, MI, KY
Total real estate equity	664	3,169,661	94.3%

Real estate debt
First mortgage loan		14,637	0.4%
Mezzanine loans		178,774	5.3%
Total real estate debt		193,411	5.7%
Total investments		$3,363,072	100.0%
____________________________________

(1)
Based on cost for real estate equity investments, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. For real estate debt, based on principal amount.

(2)	Includes our proportionate interest in real estate held through joint ventures of $1.3 billion.

(3)	Classification of investment type based on predominant services provided, but may include other services.

(4)	Includes ALF, MCF, ILF and CCRC.

(5)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options in connection with the Trilogy investment.

For financial information regarding our reportable segments, refer to Note 12. “Segment Reporting” in our accompanying consolidated financial statements included in Part II Item 8. “Financial Statements.”
Underwriting Process
We use a rigorous investment and underwriting process that has been developed and utilized by our Advisor’s and its affiliates’ senior management team leveraging their extensive commercial and healthcare real estate expertise over many years and real estate cycles, which focuses on some or all of the following factors designed to ensure each investment is being evaluated appropriately: (i) a property’s market, including applicable state regulations that may impact the local industry, local supply constraints, the quality and nature of the local workforce and prevailing local real estate values; (ii) fundamental analysis of underlying real estate, including rent rolls, material contracts, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in the market; (iii) real estate market factors that may influence the economic performance of the investment including leasing conditions and overall competition; (iv) the operating expertise and financial strength and reputation of the borrower, operator/tenant or partner; (v) the cash flow in place and projected to be in place over the term of the investment and overall potential return; (vi) the appropriateness of the business plan and estimated costs associated with repositioning or capital improvements; (vii) an internal and third-party valuation of the property, the investment basis relative to the competitive set of comparable investments, the estimated replacement cost and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; (xi) insurance coverages and premiums; (xii) current and expected capitalization rates and lease coverage ratios; (xiii) the type and availability of third party project financing; (xiv) the tax and accounting impact; (xv) claims history; and (xvi) for debt investments, the borrower credit, loan collateral, lease reserves, debt service coverage ratios, security, reserve requirements, cash flow sweeps, call protection and recourse provisions.
The following section describes the major asset classes in which we may invest and actively manage to maximize value and to protect capital.
Real Estate Equity
Overview
Our real estate equity investment strategy is focused on acquiring interests in healthcare properties, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which we define as ALF, MCF, SNF, ILF and CCRC. We also invest in other healthcare property types, including MOB, hospitals, rehabilitation facilities and ancillary services businesses. Our investments are predominantly in the United States, but we also selectively make international investments.
Our equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, predominantly under the RIDEA structure, whereby we participate directly in the operational cash flow of a property, we generate resident level income from short-term residential agreements and incur customary related operating expenses.
We believe that mid-acuity senior housing facilities may provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities benefit from positive demographic and economic trends and generally provide the broadest level of services to residents in a cost-effective setting resulting in a longer length of stay for residents and less turnover in tenancy than in some other healthcare settings.
Our Portfolio
As of December 31, 2015, $3.2 billion, or 94.3% of our assets, were invested in healthcare real estate equity, adjusted through March 1, 2016 for the acquisition of all of the interests in the Winterfell portfolio. The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.
The following table presents a summary of our real estate equity investments as of December 31, 2015, adjusted through March 1, 2016 for the acquisition of all of the interests in the Winterfell portfolio (refer to the below and Recent Developments) (dollars in thousands):

			Properties(1)
Portfolio	Investment Structure	Amount(2)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments(3)
Watermark Aqua	Senior Operating Facilities	$100,924	3	—	—	—	3	West/Southwest/Midwest	97.0%
Peregrine	Net Lease	36,498	4	—	—	—	4	Northeast/Southeast	100.0%
Kansas City	Net Lease	15,000	2	—	—	—	2	Midwest	100.0%
Arbors	Net Lease	125,130	4	—	—	—	4	Northeast	100.0%
Watermark Fountains(4)	Net Lease/Senior Operating Facilities	655,093	16	—	—	—	16	Various	Various
Winterfell (5)	Senior Operating Facilities	890,836	32	—	—	—	32	Various	100.0%
Total Direct Investments		1,823,481	61	—	—	—	61
Joint Venture Investments(6)
Eclipse	Net Lease/Senior Operating Facilities	59,816	44	—	36	—	80	Various	5.6%
Envoy	Net Lease	16,472	—	—	14	—	14	Mid - Atlantic/Northeast	11.4%
Griffin-American	Net Lease/Senior Operating Facilities	605,670	91	148	45	14	298	Various	14.3%
Espresso	Net Lease	326,968	6	—	152	—	158	Various	36.7%
Trilogy(7)	Senior Operating Facilities	337,254	5	—	48	—	53	Various	29.0%
Total Joint Venture Investments		1,346,180	146	148	295	14	603
Total		$3,169,661	207	148	295	14	664
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(3)	The net lease properties are leased to four operators, that have a 6.6 year weighted average remaining lease term. The weighted average resident occupancy of our direct investments was 89.3%.

(4)
Watermark Fountains portfolio consists of six wholly-owned properties and ten properties in which we own a 97% interest. One of these properties consists of 20 condominium units in which we hold future interests, or the Remainder Interests.

(5)	Winterfell portfolio ownership increased to 100% (refer to Recent Developments).

(6)	Represents our proportionate interest in real estate assets held through unconsolidated joint ventures.

(7)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options, which are not subject to property count.

As of December 31, 2015, our unconsolidated joint venture investments, which comprised 42.5% of our total real estate equity investments, included the following, adjusted through March 1, 2016 for the acquisition of all of the interests in the Winterfell portfolio (refer to Recent Developments):
•Eclipse Joint Venture, a 5.6% interest in a $1.1 billion portfolio.
•Envoy Joint Venture, a 11.4% interest in a $145.0 million portfolio.
•Griffin-American Joint Venture, a 14.3% interest in a $4.1 billion portfolio.
•Espresso Joint Venture, a 36.7% interest in a $1.1 billion portfolio.
•Trilogy Joint Venture, a 29.0% interest in a $1.2 billion portfolio.
Real Estate Debt
Overview
Our real estate debt investment strategy is focused on originating, acquiring and asset managing debt, secured by the same property types that we target for our real estate equity investments, including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.
We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate all or a portion (i.e., senior or subordinate interests) in a loan, if desired. Further, it facilitates a more direct relationship with our borrowers which helps us maintain a robust pipeline and provides an opportunity for us to earn origination and other fees.
Our Portfolio
As of December 31, 2015, $193.4 million, or 5.7% of our assets, was invested in real estate debt secured by healthcare facilities, consisting of four loans with an average investment size of $48.4 million. The weighted average extended maturity of our real estate debt portfolio is 4.1 years.
The following table presents a summary of our debt investments as of December 31, 2015 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount	Carrying Value	Allocation by Investment Type(1)	Fixed Rate	Spread over LIBOR(2)	Total Unleveraged Current Yield
First mortgage loan(3)	1	$14,637	$14,637	7.6%	—%	8.3%	8.4%	100.0%
Mezzanine loans	3	178,774	178,297	92.4%	10.0%	10.2%	10.3%	58.0%
Total/Weighted average	4	$193,411	$192,934	100.0%	10.0%	9.9%	10.2%	61.2%
___________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum London Interbank Offered Rate (“LIBOR”) rate, or LIBOR floor, as applicable.

(3)	Subject to a 0.3% minimum LIBOR rate.
The following presents our real estate debt portfolio diversity across investment type, property type and geographic location based on principal amount:

Real Estate Debt by Investment Type

Real Estate Debt by Property Type (1)	Real Estate Debt by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.
Healthcare-Related Securities
Our healthcare-related securities investment strategy may include investing primarily in CMBS, and may include other healthcare-related securities, backed primarily by loans secured by a variety of healthcare properties. We expect that this asset class will be less than 10% of our total portfolio. As of December 31, 2015, we did not own any securities investments.
Financing Strategy
We use asset-level financing as part of our investment strategy to prudently leverage our investments while managing refinancing and interest rate risk. Our Advisor is responsible for managing such financing and interest rate risk on our behalf. We consider a variety of financing arrangements such as mortgage notes, credit facilities, securitization financing transactions and other term borrowings. We continue to seek and prefer long-term, non-recourse financing. We may, as circumstances warrant, utilize some level of recourse financing.
Our financing strategy for our real estate equity investments is typically to seek long-term, non-recourse mortgage loans. For our debt and securities investments, we seek to obtain match-funded borrowings whenever possible at rates that provide a positive net spread, generally using credit facilities and securitization financing transactions. Our borrowing levels and terms vary depending upon the nature of the assets and the related financing.
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

Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of our assets (excluding indirect leverage held through our unconsolidated joint venture investments), other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. We also seek assignable financing when available. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments.
Portfolio Management
Our Advisor and its affiliates, directly or together with third party sub-advisors, maintain a comprehensive portfolio management process that generally includes oversight by the asset management team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide, sub-portfolio or by asset type basis. Nevertheless, we cannot be certain that our Advisor’s review, or any third parties acting on our or our Advisor’s behalf, will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from issues that are not identified during these credit reviews.
Our Advisor has delegated certain asset management functions in connection with our portfolio to American Healthcare Investors, LLC, or AHI. As of December 31, 2015, AHI provides these asset management services in connection with our Griffin-American, Winterfell and Trilogy portfolios and we expect AHI to provide these asset management services for the balance of our portfolio (other than joint ventures with Formation Capital LLC, or Formation) beginning in the second or third quarter of 2016. In addition, Formation provides similar asset management services to us in connection with the Eclipse, Espresso and Envoy joint ventures. Our Advisor’s asset management team, under the direction of our Advisor’s investment committee, supervises AHI and Formation and retains ultimate oversight and responsibility for the management of our portfolio.
Our Advisor’s asset management team, together with AHI or Formation, uses many methods to actively manage our asset base to enhance or preserve our income, value and capital. Our Advisor, together with AHI or Formation, seeks to identify strategic development opportunities for our existing and future investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide optimal mix of services and enhance the overall value of our assets. To manage risk, frequent review and dialogue with operators/managers/borrowers and regular inspections of our owned properties and collateral have proven to be an effective process for identifying issues early. In addition, our Advisor, together with AHI or Formation, considers the impact of regulatory changes on the performance of our portfolio. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Each situation depends on many factors, including the number of properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and the financial condition of our operators/managers/borrowers. Our Advisor, together with AHI or Formation, as applicable, uses an experienced asset management team that monitors these factors on our behalf.
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
One of our operators, which accounts for 3.0% of the total revenue attributable to our direct investments, recently failed to timely pay its full rental obligations and satisfy certain covenants under certain leases. As a result, we were required to fund additional reserves under the mortgage note payable relating to the portfolio. We are currently evaluating the situation to determine the appropriate course of action.
As of December 31, 2015, except as discussed above, our direct investments were performing in accordance with the contractual terms of their governing documents, in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record impairment, as appropriate, if required.

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
We elected to be taxed as a REIT under the Internal Revenue Code, commencing with our taxable year ended December 31, 2013. If we maintain our qualification as a REIT for federal income tax purposes, we will generally not be subject to federal income tax on our taxable income that we distribute as dividends to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and expect to operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. In addition, we have healthcare properties owned through structures permitted by RIDEA, where we participate directly in the operational cash flow of a property.
On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a provision referred to as the Protecting Americans From Tax Hikes Act of 2015, which changes certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders described under the heading “U.S. Federal Income Tax Considerations” in our Prospectus included in our Registration Statement on Form S‑3 filed December 7, 2015. These changes are briefly summarized as follows:

•	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

•	For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to us as a “publicly offered REIT,” as defined in new Code Section 562(c)(2).

•
For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are treated as real estate assets for purposes of the 75% asset test, but interest on debt of a publicly offered REIT will not be qualifying income under the 75% gross income test unless the debt is secured by real property. Under a new asset test, not more than 25% of the value of a REIT’s assets may consist of debt instruments that are issued by publicly offered REITs and would not otherwise be treated as qualifying real estate assets.

•
For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% asset test. Similarly, debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

•
For taxable years beginning after 2015, a 100% excise tax will apply to “redetermined services income,” i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

•
For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains acquired from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

•
REITs are subject to a 100% tax on net income from “prohibited transactions,” i.e., sales of dealer property (other than “foreclosure property”). These rules also contain safe harbors under which certain sales of real estate assets will not be treated as prohibited transactions. One of the requirements for the current safe harbors is that (I) the REIT does not make more than seven sales of property (subject to specified exceptions) during the taxable year at issue, or (II) the aggregate adjusted bases (as determined for purposes of computing earnings and profits) of property (other than excepted property) sold during the taxable year does not exceed 10% of the aggregate bases in the REIT’s assets as of the beginning of the taxable year, or (III) the fair market value of property (other than excepted property) sold during the taxable year does not exceed 10% of the fair market value of the REIT’s total assets as of the beginning of the taxable year. If a REIT relies on clause (II) or (III), substantially all of the marketing and certain development expenditures with respect to the properties sold must be made through an independent contractor. For taxable years beginning after December 18, 2015, clauses (II) and (III) are liberalized to permit the REIT to sell properties with an aggregate adjusted basis (or fair market value) of up to 20% of the aggregate bases in (or fair market value of) the REIT’s assets as long as the 10% standard is satisfied on average over the three-year period comprised of the taxable year at issue and the two immediately preceding taxable years. In addition, for taxable years beginning after 2015, for REITs that rely on clauses (II) or (III), a TRS may make the marketing and development expenditures that previously had to be made by independent contractors.

•	A number of changes applicable to REITs are made to the FIRPTA rules for taxing non-U.S. persons on gains from sales of U.S. real property interests (“USRPIs”):

•
For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends is increased from not more than 5% to not more than 10%.

•	Effective December 18, 2015, new rules will simplify the determination of whether we are a “domestically controlled qualified investment entity.”

•
For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in new Code Section 897(k)(3).

•	For sales of USRPIs occurring after February 16, 2016, the FIRPTA withholding rate for sales of USRPIs and certain distributions generally increases from 10% to 15%.
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
Environmental Matters
A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect our properties. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.
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
Healthcare Regulation
Overview
Assisted living, memory care, hospitals, skilled nursing facilities and other healthcare providers that operate healthcare properties in our portfolio are subject to extensive federal, state and local laws, regulations and industry standards governing their operations. Failure to comply with any of these, and other, laws could result in loss of licensure; loss of certification or accreditation; denial of reimbursement; imposition of civil and/or criminal penalties and sanctions; suspension or exclusion from federal and state healthcare programs; or closure of the facility. Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the area of fraud and abuse, among others. We also expect that efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurers, to impose greater and more stringent cost controls upon operators will intensify and continue. Changes in laws, regulations, reimbursement, and enforcement activity can all have a significant effect on the operations and financial condition of our tenants, managers and operators, which in turn may adversely impact us, as set forth below and under Item 1A. “Risk Factors” in this report.

Healthcare Reform
The Patient Protection and Affordable Care Act of 2010, or PPACA, and the Healthcare and Education Reconciliation Act of 2010, which amends PPACA, collectively, the Health Reform Laws, and certain follow-on laws (e.g., the Improving Medicare Post-Acute Transformation Act of 2014, or IMPACT) serve as the primary vehicle for comprehensive healthcare reform in the United States and are becoming effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. Among other provisions, the legislation includes: (i) program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs; (ii) expanded reporting requirements and responsibilities related to property ownership and management, patient safety and care quality; and (iii) new initiatives to strengthen post-acute care services and promote relationships between acute and post-acute care providers. The inability or failure to comply with these reform laws could impact the ability of our operators and tenants to participate in federal healthcare programs, causing revenues to decline and ultimately impact their ability to meet their financial obligations to us.
Fraud and Abuse Enforcement
Healthcare providers, including, but not limited to skilled nursing facilities and hospitals (and some senior housing facilities), are subject to federal and state laws and regulations that govern their operations and arrangements with referral sources. These laws include: (i) laws requiring providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service; (ii) state anti-kickback laws and the Federal Anti-Kickback Statute, which generally prohibit persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a government healthcare program, such as Medicare or Medicaid; (iii) the federal physician self-referral law (commonly known as the Stark Law), which generally prohibits the submission of claims to Medicare for payment that were the result of a referral by a physician who has a financial relationship with the health service provider and analogous state laws; and (iv) the Civil Monetary Penalties Act and the Federal False Claims Act including its “whistleblower” provisions, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services. Additionally, certain laws, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Reform Laws have broadened the federal fraud and abuse laws to enhance both the scope and the penalties for non-compliance with the laws. Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments and exclusion from government healthcare programs, any of which could have a material adverse effect on the ability of an operator to meet its financial obligations to us. Additionally, private lawsuits brought under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry have resulted in increased enforcement activity and can involve significant monetary damages and awards to private plaintiffs who successfully bring these suits.
Reimbursement
Federal, state and private payor reimbursement methodologies applied to healthcare providers continue to evolve.  Federal and state healthcare financing authorities are implementing new or modified reimbursement methodologies that may negatively impact healthcare property operations. Additional changes may be considered and implemented in the future, and those also could negatively impact healthcare property operations. A new presidential administration in 2017 also could set the country on a different course with respect to health insurance and payment. The impact of any such changes, if implemented, may result in a material adverse effect on our healthcare property operations.
Skilled Nursing Facilities and Hospitals. Skilled nursing facilities and hospitals typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers and self-pay patients. Skilled nursing facilities and hospitals are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities. Federal and state authorities are increasing their scrutiny of payments for items and services, and are increasingly decreasing or denying payments to providers. A review or audit of a property operator’s claims could result in recoupments, denials or delay of payments in the future, each of which could have a significant negative consequence.
Medicare Reimbursement. Medicare, a federal program, is a significant payor source for our skilled nursing facilities and hospitals. Skilled nursing facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System, or SNF PPS. Hospitals are reimbursed by Medicare under prospective payment systems which vary based upon the type of hospital, geographic location and service furnished. Most SNF and hospital prospective payment systems pay a pre-determined fixed fee for defined services furnished to Medicare beneficiaries. For skilled nursing facilities and hospitals, there is a substantial risk that costs will exceed the fixed payments, and payments will be insufficient as compared to actual costs of delivering care, which could result in financial difficulties for the facilities. Federal legislation enacted in recent years imposes considerable pressure on long-term care facilities to focus services on patients with certain complex diagnoses. This legislation will substantially reduce payments for some long-term care hospitals, and result in others losing their long-term care hospital designation and eligibility for higher payments attendant that status. The Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers the Medicare program, seeks to reduce spending and improve the quality of services furnished to program beneficiaries. In pursuit of these goals, CMS is reducing the amount it pays for services, linking payment to performance relative to quality and other metrics, and bundling payments for multiple items and services in a way that shifts more financial risk to providers. Additionally, CMS is establishing policies intended to encourage providers to collaborate and coordinate care. These changes could reduce payments and patient volumes for some facilities, which could result in financial challenges for our healthcare property operations. Congress also is examining payments to providers of similar services, and contemplating legislation that would equalize payments across settings for similar services such that a long-term care hospital, for example, could be paid the same amount as a SNF for comparable services. These site-neutral policies also could have a detrimental effect on payments to providers of services. Recent attention on billing practices and payments and/or ongoing payment program reforms and government pressure to reduce spending by government healthcare programs, could result in lower payments to skilled nursing facilities and/or hospitals and, as a result, may impair an operator’s ability to meet its financial obligations to us.
Medicaid Reimbursement. Medicaid is also a significant payor source for our skilled nursing facilities and hospitals. The federal and state governments share responsibility for financing Medicaid. The percentage of Medicaid dollars used for long-term care varies from state to state, due in part to different ratios of elderly population and eligibility requirements. Within certain federal guidelines, states have a fairly wide range of discretion to determine eligibility and reimbursement methodology. Many states reimburse long-term care facilities using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits. In addition, federal budgetary proposals could have lower federal spending for Medicaid, potentially impacting provider Medicaid reimbursement rates. Finally, certain states have elected not to expand their Medicaid eligibility criteria pursuant to recent healthcare reform laws, as described further below. In these states, there may be fewer individuals receiving insurance through state Medicaid programs and healthcare providers may continue to have a population of uninsured patients that require treatment. Other states that have opted to expand Medicaid may later choose to discontinue or modify that expansion. Reductions in Medicaid reimbursement rates or patient eligibility could materially affect revenues of our facilities. Additionally, a new presidential administration in 2017 may seek substantial changes to the Health Reform Laws, including the components of the law that facilitate Medicaid expansion. Changes that induce states to roll-back eligibility expansion or otherwise decrease the number of individuals covered by Medicaid could have a materially negative effect on an operator’s ability to meet its financial obligations to us.
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
Licensure, Certification and CON
Hospitals, skilled nursing facilities, senior housing facilities and other healthcare providers that operate healthcare properties in our portfolio are subject to extensive state licensing and registration laws. The failure of our operators and tenants to maintain or renew any required license, certification, accreditation or regulatory approval could prevent a facility from operating in the manner intended by the operators or tenants.
Certain of our healthcare facilities are subject to a variety of state certificate of need (CON) laws and regulations, which may restrict the ability of operators to add new properties or expand an existing facility’s size or services. In addition, CON laws and regulations may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator.
Information Privacy and Security
Healthcare providers are subject to a myriad of state and federal laws which protect the privacy and security of information. HIPAA provides for communication of health information through standard electronic transaction formats and for the privacy and security of health information. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health Act, or HITECH, strengthened the U.S. Department of Health and Human Services, or HHS, Secretary’s authority to impose civil monetary penalties for HIPAA violations.
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
Employees
As of December 31, 2015, we had no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
Our internet address is www.northstarsecurities.com/healthcare. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of ethics, corporate governance guidelines and our audit committee charter. Within the time period required by the rules of the SEC, we will post on our website any amendment to our code of ethics or any waiver applicable to any of our directors, executive officers or senior financial officers.

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
Our business and operations are currently dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues, deflation, Federal Reserve short term rate decisions, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the U.S. mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the commercial real estate market for some time. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our real estate and continuing credit and liquidity concerns and otherwise negatively impacting our operations.
Challenging economic and financial market conditions could significantly reduce the value of our investments.
Challenging economic and financial market conditions may cause us to experience an increase in the number of commercial real estate investments that result in losses, including tenant/operator defaults, a decrease in revenues and the value of our properties and delinquencies, all of which could adversely affect our results of operations. We may incur substantial losses and need to establish significant provision for losses or impairment.
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

•	the financial condition of our operators, which may result in defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•	the value of our healthcare real estate and our ability to dispose of these assets at attractive prices or to obtain financing collateralized by these assets; and

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

Risks Related to the Healthcare Industry
All of our investments are concentrated in healthcare properties.
As a result of our concentration of healthcare real estate investments, our exposure to the risks inherent in investments in the healthcare sector is increased, making us more vulnerable to a downturn or slowdown in the healthcare sector. We cannot assure you that future changes in government regulation will not adversely affect the healthcare industry, nor can we be certain that our tenants, operators and managers will achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our tenants, operators and managers could have a more pronounced effect on us than if our investments were more diversified.

We do not control the operations of our healthcare properties and we are dependent on the tenants/operators/managers of our healthcare properties.
Our senior housing properties are typically operated by healthcare operators pursuant to net leases or by an independent third party manager pursuant to management agreements. As a result, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our healthcare properties. In addition, certain of our tenants/operators/managers may operate or manage facilities for our competitors, which may cause conflicts of interests that result in actions or inaction that is detrimental to us. While we have various rights as the property owner under our leases or management agreements and monitor the tenants/operators/managers’ performance, we have limited recourse under our leases or management agreements if we believe that the tenants/operators/managers are not performing adequately. Failure by tenants/operators/managers to adequately manage the risks associated with operations of healthcare properties could affect adversely our results of operations. Furthermore, if our tenants/operators/managers experience any significant financial, legal, accounting or regulatory difficulties, such difficulties could indirectly have a materially adverse effect on us.
We are directly exposed to operational risks at certain of our healthcare properties, which could adversely affect our revenue and operations.
As of December 31, 2015, we operated 13 properties pursuant to management agreements, excluding our unconsolidated ventures, whereby we or our joint venture partner is the licensed operator of the property, if applicable, and we have direct exposure to resident fee income and related operating expenses. As a result, by contrast to our net lease properties, we are directly exposed to various operational risks with respect to these healthcare properties that may increase our costs or adversely affect our ability to generate revenues. These risks include: (i) fluctuations in occupancy, government and other third party reimbursement, private pay rates; (ii) economic conditions; (iii) competition; (iv) federal, state, local and industry-regulated CON, licensure, certification and inspection laws, regulations and standards; (v) the availability and increases in cost of general and professional liability insurance coverage; (vi) state regulation and rights of residents related to entrance fees; and (vii) the availability and increases in the cost of labor (as a result of unionization or otherwise). Refer to “Regulation - Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion. Any one or a combination of these factors may adversely affect our revenue and operations and our ability to make distributions to stockholders.
We rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing facilities efficiently and effectively. We also rely on our managers to set appropriate resident fees and to otherwise operate our senior housing facilities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights under our management agreements, including various rights to terminate and exercise remedies under those agreements, our managers’ failure, inability or unwillingness to satisfy its obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a material adverse effect on us. In addition, significant changes in our managers’ senior management or equity ownership or any adverse developments in their businesses and affairs or financial condition could have a material adverse effect on us.
The properties operated or managed by Watermark Retirement Communities, or Watermark, account for a significant portion of our revenues and operating income. Adverse developments in Watermark’s business and affairs or financial condition could have a materially adverse effect on us.
As of December 31, 2015, Watermark managed 13 of our senior housing facilities pursuant to a management agreement and six of our senior housing facilities pursuant to a net lease. For the year ended December 31, 2015, gross revenues from Watermark were 70.1% of our total revenues attributable to direct investments. Any adverse developments in Watermark’s business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a materially adverse effect on us. If Watermark experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties or the commencement of insolvency proceedings by or against it, any one or a combination of which indirectly could have a materially adverse effect on us.
The healthcare industry is highly competitive and we expect it to become more competitive.
We own and manage a diversified portfolio of healthcare properties. Our tenants, operators and managers may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. In general, regulatory and other barriers to competitive entry in the assisted living, independent living, and medical office building segments of the healthcare industry are not substantial, although there are often regulatory barriers to the development of hospitals and skilled nursing facilities. Limited barriers to entry in the senior housing and MOB industries could lead to the development of new senior housing communities or MOBs that outpaces demand. If development outpaces demand for those assets in the markets in which our properties are located, which we have observed to be the case in some markets, those markets may become saturated and we could experience decreased occupancy, reduced operating margins and lower profitability. Consequently, our tenants and operators may encounter increased competition which could adversely affect our revenues and earnings.
Healthcare laws and regulations are subject to frequent change and the failure of our tenants, operators or managers to comply with these laws and regulations may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Our tenants, operators and managers are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. Refer to “Regulation - Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion. Changes in these laws and regulations could negatively affect the ability of our tenants, operators or managers to satisfy their obligations to us and our ability to make distributions to stockholders. In addition, failure to comply with the laws, requirements and regulations may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Failure to comply with certain healthcare laws and regulations could adversely affect the operations of our operators, tenants and managers, which could jeopardize our operators’, tenants’ and managers’ abilities to meet their obligations to us.
Our operators, tenants and managers generally are subject to varying levels of federal, state, local, and industry-regulated CON, licensure, certification and inspection laws, regulations and standards. Our operators’, tenants’ or managers’ failure to comply with any of these laws, regulations or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, penalties or damages, suspension, decertification or exclusion from federal and state healthcare programs, loss of license or closure of the facility. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. Refer to “Regulation - Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion.
Certain healthcare laws include criminal and civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and exclusion from the Medicare and Medicaid programs. Refer to “Regulation - Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of penalties with respect to any of our tenants, operators or managers could result in a failure to meet its obligations to us, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Our operators may be sued under a federal whistleblower statute.
Our operators who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Regulation-Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were brought against our operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our operators’ liquidity, financial condition and results of operations and on their ability to satisfy their obligations under our leases, which, in turn, could have a material adverse effect on us.
Our tenants, operators and managers are faced with increased litigation and rising insurance costs that may affect their ability to meet their obligations to us.
In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities and these groups have brought litigation against operators. Also, in several instances, private litigation by patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Continued cost increases could cause our tenants, operators and managers to be unable to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs. Moreover, to the extent we are required to take back the affected facilities, our revenue from those facilities could be reduced or eliminated for an extended period of time.
Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. See “Regulation-Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. Private third-party payors also have continued their efforts to control healthcare costs. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and have a material adverse effect on us.
License and Certificate of Need requirements affect our current operators and may delay our ability to replace an operator.
Many of our properties may require a license, registration and/or CON to operate. Failure to obtain a license, registration or CON, or loss of a required license, registration or CON would prevent a facility from operating in the manner intended by the operators or tenants. These events could materially adversely affect our operators’ or tenants’ ability to meet their obligations to us. If we need to replace an operator, compliance with licensure and CON laws may delay the process. Refer to “Regulation - Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion.
State law may limit the availability of certain types of healthcare facilities for our acquisition or development and may limit our ability to replace obsolete properties.
State laws, including CON laws, may impose investment barriers for us. Some states regulate the development or expansion of some types of healthcare facilities, such as SNF or ALF, through CON laws. A CON typically is a written determination issued by a state regulatory agency that confirms a community’s need for a new, converted, expanded or otherwise modified healthcare facility or service which is regulated pursuant to the state’s CON laws. These restrictions may create barriers to entry or expansion and may limit the availability of properties for our acquisition or development. For example, CON laws and regulations may regulate the expansion of a healthcare facility’s operations, including the addition of new beds or services or acquisition of medical equipment and the construction or renovation of healthcare facilities, by requiring a CON or other similar approval from a state agency prior to commencing such an expansion. In addition, we may invest in properties which cannot be replaced if they become obsolete unless such replacement is approved or exempt under a CON law.
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
If our tenants, operators or managers fail to maintain a positive reputation and cultivate new or maintain existing relationships with residents in the markets in which they operate, the occupancy percentage, payor mix and resident rates may deteriorate which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
The ability of our tenants, operators and managers to obtain and maintain the overall occupancy percentage, payor mix and resident rates at our healthcare facilities depends on our tenants’, operators’ and managers’ reputation in the communities they serve and their ability to successfully market our facilities to potential residents. A large part of our tenants’, operators’ and managers’ marketing and sales effort is directed towards cultivating and maintaining legally compliant relationships with key community organizations that work with seniors, physicians and other healthcare providers in the communities where our facilities are located, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If our tenants, operators and managers are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, occupancy rates at our facilities could decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders. Our tenants, operators and managers may mismanage our healthcare facilities, be subjected to governmental intervention, including shutting down of the facilities and be the subject of negative public news articles and other adverse attention. In such a case, our tenants’, operators’ and managers’ ability to continue functioning would be in severe jeopardy and our ability to realize value on our underlying assets could be materially adversely affected.
The inability of seniors to sell real estate may delay their moving into our facilities which could materially adversely affect our occupancy rates and our business, financial condition and results of operations and our ability to make distributions to stockholders.
Downturns in the U.S. housing market could adversely affect the ability (or perceived ability) of seniors to afford entrance fees and monthly resident fees at mid-acuity senior housing facilities, as potential residents frequently use the proceeds from the sale of their homes to cover the costs of these fees. Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into our facilities or finance their stays at our facilities. This could cause the amount of our revenues generated by private payment sources to decline. The U.S. housing market has improved since the last recession, however, the uncertainty over the federal budget deficit, political gridlock and many other factors continue to weigh on the markets and the economy. If the housing market does not continue to improve or again declines, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Possible changes in the acuity profile of our residents as well as payor mix and payment methodologies may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
The sources and amounts of our revenues from our healthcare properties are determined by a number of factors, including licensed bed capacity, occupancy, the acuity profile of residents and the rate of reimbursement. Changes in the acuity profile of the residents as well as payor mix among private pay, Medicare and Medicaid may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
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
The success of our MOB operations depends, to a large extent, on past, current and future relationships with hospitals and their affiliated health systems. Significant amounts of time are spent in developing relationships with both new and existing clients. If our Sponsor or AHI fails to maintain these relationships, including through a lack of responsiveness, failure to adapt to the current market and employment of individuals with adequate experience, our reputation and relationships will be harmed and we may lose business to competitors. If our relationships with hospitals and their affiliated health systems deteriorate, or if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, it may have a material adverse effect on us.
Subsidiaries of ours may enter into management contracts with third party independent contractors to manage one or more of our healthcare real estate properties. Such an arrangement could cause us to assume additional operational risks and could also subject us to additional regulation and liability.
RIDEA permits REITs, such as us, to lease healthcare properties that we own or partially own to a TRS, provided that our TRS hires an independent qualifying management company to operate the facility. This structure would allow us to earn income as a landlord under the lease with our TRS and we can also directly benefit from the cash flow generated by the operation of the facility by owning all or a portion of our TRS. Under the RIDEA lease structure, the independent qualifying management company would receive a management fee from our TRS for operating the facility as an independent contractor. As the owner of the facility contracting out operational responsibility, we may be assuming more of the operational risk relative to other structures since we would be leasing our facility to our own partially or wholly owned subsidiary rather than a third party operator. Our income would be more dependent on occupancy rates, the rates charged to residents and the ability to control operating expenses. Our TRS, and hence we, will be responsible for any operating deficits incurred by the facility.
The operator, which would be our TRS if we use a RIDEA lease structure, of a healthcare facility is generally required to be the holder of the applicable healthcare license, which could subject our TRS, and us (through our ownership interest in our TRS) to various regulatory laws, including those described above. Most states regulate and inspect healthcare facility operations, patient care, construction and the safety of the physical environment. In the event that one or more of our healthcare real estate facilities are out of compliance with applicable laws, our TRS (if it holds the healthcare license and is the entity enrolled in government health care programs), could be subject to penalties including loss or suspension of license, certification or accreditation, exclusion from government healthcare programs (i.e. Medicare, Medicaid), administrative sanctions, civil monetary penalties, and in certain instances, criminal penalties. Additionally, if our TRS is the holder of the healthcare license, it could have exposure to professional liability claims arising out of an alleged breach of the applicable standard of care rules.
Our pursuit of investments in and acquisitions of new senior housing and healthcare assets may be unsuccessful or fail to meet our expectations.
We may pursue investments in and acquisitions of new senior housing and other healthcare asset classes. Substantial risk and uncertainties are associated with the introduction of new healthcare asset classes, including unanticipated expenditures and contingent liabilities. Failure to successfully manage these risks could have an adverse effect on our business and reputation.
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
Our commercial real estate equity, debt and healthcare-related securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval, the sovereign debt crisis and other factors;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	tenant/operator mix and the success of the tenant/operator business;

•	the ability and willingness of tenants/operators/managers to maintain the financial strength and liquidity to satisfy their obligations to us and to third parties;

•	reliance on tenants/operators/managers to operate their business in a sufficient manner and in compliance with their contractual arrangements with us;

•	ability and cost to replace a tenant/operator/manager upon default;

•	property management decisions;

•	property location and conditions;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	branding, marketing and operational strategies;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of leasing, renovation or construction;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

•	changes in governmental rules, regulations and fiscal policies;

•	tax implications;

•	changes in laws, including laws that increase operating expenses or limit rents that may be charged;

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
The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the value and the return that we can realize from our assets, as well as ability of our borrowers to pay their loans.
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
We currently have, and may in the future enter into, joint ventures with third parties to make investments. For example, we currently have joint ventures with NorthStar Realty, with respect to the Griffin-American and Eclipse portfolios, Formation, with respect to the Eclipse, Envoy and Espresso portfolios and GAHR3, with respect to the Trilogy portfolio. As of December 31, 2015, adjusted through March 1, 2016 for the acquisition of all of the interests in the Winterfell portfolio, unconsolidated joint ventures represented 42.5% of our total real estate equity investments and joint ventures with respect to our direct investments represented 15.1% of our total real estate equity investments. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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

•
such joint venture partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals, including for example the operation of the properties;

•	such joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest and risk to our REIT status;

•
we may rely upon our joint venture partners to manage the day-to-day operations of the joint venture and underlying assets, as well as to prepare financial information for the joint venture and any failure to perform these obligations may have a negative impact our performance and results of operations;

•
our joint venture partner may experience a change of control, which could result in new management of our joint venture partner with less experience or conflicting interests to ours and be disruptive to our business; and

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity.
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that joint venture partner. In addition, disagreements or disputes between us and our joint venture partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
Further, in some instances, we and/or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it.
We are subject to significant competition and we may not be able to compete successfully for investments.
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2015 and expect that to continue into 2016. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.

We have no established investment criteria limiting the geographic concentration of our investments. If our investments are concentrated in a particular region that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Our properties may be concentrated in a geographic location. These current and future investments carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, our investments may be overly concentrated in certain geographic areas and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated, or economic upheaval with respect to a particular region, could have an adverse effect on our business, including impairing the value of our properties, which in turn may limit our ability to make required payments under our financings or refinance such borrowings.
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
The price we pay for acquisitions of real property and the terms of our commercial real estate debt investments will be based on our projections of market demand, occupancy and rental income, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.
The price we pay for real property investments and the terms of our debt investments will be based on our projections of market demand, occupancy levels, rental income, the costs of any development, redevelopment or renovation of a property, borrower expertise and other factors. In addition, increased competition in the real estate market may drive up prices for real estate assets or make loan origination terms less favorable to us. If any of our projections are inaccurate or we ascribe a higher value to assets and their value subsequently drops or fails to rise because of market factors, returns on our investment may be lower than expected and we could experience losses. This may be particularly pronounced during periods of market dislocation.
We are subject to risks associated with capital expenditure obligations, such as declining real estate values and operating performance.
We are required to fund capital expenditures and other significant expenses for our real estate property investments. Future funding obligations subject us to significant risks, such as a decline in value of the property, cost overruns and the tenant/operator being unable to generate enough cash flow and execute its business plan in order to pay its obligations to us. We may determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations may require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments. We could also find ourselves in a position with insufficient liquidity to fund future obligations.
We are responsible for certain capital improvements. To the extent such capital improvements are not undertaken, the ability of our tenants/operators to manage our properties effectively and on favorable terms may be affected, which in turn could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
We are responsible for certain capital improvements. To the extent capital improvements are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the facility may decline, which would negatively impact the overall value of the affected facility. This risk may be heightened during periods of economic distress. We may be forced to incur unexpected significant expense to maintain our properties, even those that are net leased. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Our lease or management transactions may not result in market rates over time.
We expect substantially all of our rental and fee income to come from lease or management transactions, which may have longer terms than standard arrangements or renewal options that specify maximum rate increases. If we do not accurately judge the potential for increases in market rates, rental and fee increases under the terms may fail to result in fair market rates over time. Further, we may have no ability to terminate our lease or management transactions or adjust the rent and fees to then-prevailing market rates. For example, triple net leases in connection with certain properties in the Griffin-American portfolio contain rent escalation provisions, which may not reflect market rates over time. As a result, our income and distributions to stockholders could be lower than they would otherwise be if we did not enter into such lease or management agreements.
A significant portion of our leases may expire in the same year.
A significant portion of the leases for our real estate investments may expire in the same year. For certain of our properties, leases are short term in nature and therefore subject to heightened lease turnover risk. Additionally, for certain of our properties which are primarily leased to one tenant/operator, lease expirations may coincide with the maturities on the borrowing for such properties subject to such leases. As a result, we could be subject to a sudden and material change in value of our portfolio and available cash flow from such investments in the event that these leases are not renewed or in the event that we are not able to extend or refinance the mortgage notes payable on the properties that are subject to these leases.
We may not be able to relet or renew leases at the properties held by us or the properties underlying commercial real estate debt investments on favorable terms, or at all.
The ability to relet or renew leases underlying our investments may be negatively impacted by challenging economic conditions in general or challenging market conditions in a particular region or asset class. For example, upon expiration or earlier termination of leases for space located at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants/operators) may be less favorable than current lease terms. We may be receiving above market rental rates which will decrease upon renewal, which will adversely impact our income and could harm our ability to service our debt and operate successfully. Weak economic conditions would likely reduce tenants’/operators’ ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, commercial space needs may contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate cash distributions to stockholders.
Many of our investments are dependent upon tenants/operators successfully operating their businesses and their failure to do so could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
We depend on our tenants/operators to manage the day-to-day operations of our real estate properties in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties under their operational control in a manner that does not jeopardize their operating licenses or regulatory status. The ability of our tenants/operators to fulfill their obligations to us may depend, in part, upon the overall profitability of their operations, including any other facilities, properties or businesses they may acquire or operate. The cash flow generated by the operation of our properties may not be sufficient for a tenant/operator to meet its obligations to us. In several cases, a single operator operates several of our properties and the failure of one operator could materially adversely affect many properties. Tenants/operators who are having trouble with their cash flow are more likely to expose us to unknown liens and other risks to our assets. Our financial position could be weakened and our ability to fulfill our obligations under our real estate borrowings could be limited if our tenants/operators are unable to meet their obligations to us or we fail to renew or extend our contractual relationship with any of our tenants/operators. In addition, to the extent we seek to replace a tenant/operator following a default, we may incur substantial delays and expense as a result of licensing, change-of-ownership or similar rules or other third party consents. Further, we may be required to fund certain expenses and obligations to preserve the value of our properties while they are being transitioned, as well as incur additional liabilities to indemnify the replacement tenant/operator. Once a suitable replacement tenant/operator has taken over operation of the properties, it may still take an extended period of time before the properties are fully repositioned and value restored, if at all. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
We depend on operators and borrowers for a substantial portion of our revenue and, accordingly, our revenue and our ability to make distributions to stockholders will be dependent upon the success and economic viability of such operators and borrowers.
The success of our acquisition or origination of investments in the healthcare real estate industry significantly depends on the financial stability of the operators and borrowers underlying such investments. For the year ended December 31, 2015, gross revenues from one of our operators, Watermark Retirement Communities, were 70.1% of our total revenues. In addition, as of December 31, 2015, Sava Senior Care was the borrower under 53.7% of the aggregate principal amount our debt investments. The inability of a single major operator or borrower, or a number of smaller operators or borrowers, to meet their payment obligations could result in reduced revenue or losses.
Lease defaults, terminations or landlord/operator disputes may reduce our income from our healthcare real estate investments.
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
The bankruptcy, insolvency or financial deterioration of any of our tenants/operators could significantly delay our ability to collect unpaid rents or require us to find new tenants/operators.
Our financial position and our ability to make distributions to stockholders may be adversely affected by financial difficulties experienced by any of our major tenants/operators, including bankruptcy, insolvency or a general downturn in the business, or in the event any of our major tenants/operators do not renew or extend their relationship with us as their lease terms expire.
We are exposed to the risk that our tenants/operators may not be able to meet their obligations to us or other third parties, which may result in their bankruptcy or insolvency. Although our leases and loans permit us to evict a tenant/operator, demand immediate repayment and pursue other remedies, bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant/operator in bankruptcy may be able to restrict our ability to collect unpaid rents or interest during the bankruptcy proceeding. Furthermore, dealing with a tenant/operator’s bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.
Bankruptcy laws provide that a debtor has the option to assume or reject an unexpired lease within a certain period of time of filing for bankruptcy, but generally requires such assumption or rejection to be made in its entirety. Thus, a debtor cannot choose to keep the beneficial provisions of a contract while rejecting the burdensome ones; the contract must be assumed or rejected as a whole. For example, many of our healthcare properties are currently net leased to an operator operating multiple facilities, some of which are pursuant to a single master lease. If one or more of our healthcare property operators files for bankruptcy relief, it is possible that in bankruptcy the debtor may be required to assume or reject the master lease in its entirety, rather than making the decision on a property-by-property basis, thereby preventing the debtor from assuming the better performing properties and terminating the master lease with respect to the poorer performing properties. However, where under applicable law a contract (even though it is contained in a single document) is determined to be divisible or severable into different agreements, or similarly, where a collection of documents is determined to constitute separate agreements instead of a single, integrated contract, then in those circumstances a debtor/trustee may be allowed to assume some of the divisible or separate agreements while rejecting the others. If the debtor has the ability, and chooses, to assume some of the divisible agreement while rejecting the other divisible agreements, or if a non-debtor tenant is unable to comply with the terms of an agreement, we may be forced to modify the agreements in ways that are unfavorable to us.
Both our tenants/operators’ and borrowers’ forms of entities may cause special risks or hinder our recovery.
Most of our tenants/operators in the real estate that we own, as well as the borrowers for our commercial real estate debt investments, are legal entities rather than individuals. In addition, these entities are often “special purpose entities” that do not have significant assets beyond those involved in our investment and, at times, the assets of the entity may not be sufficient to recover our investment or damages. As a result, our risk of loss may be greater than for leases with or originators of loans made to individuals. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our tenants/operators or borrowers, or a general partner or managing member of that tenant or borrower, may impair our ability to enforce our rights and remedies under the terms of the lease agreement or the related mortgage, respectively.
Insurance may not cover all potential losses on commercial real estate investments, which may impair the value of our assets.
We generally require that our tenants/operators, as well as the borrowers under our commercial real estate debt investments, obtain comprehensive insurance covering the property, including liability, fire and extended coverage. We also generally obtain insurance directly on any property we acquire. We believe all of our properties are adequately insured. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not obtain, or require tenants/operators or borrowers to obtain, certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might decrease the value of the property and in turn impair our investment.
The commercial real estate debt we originate and invest in and mortgage loans underlying the commercial real estate securities we invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.
Our commercial real estate debt investments are secured by commercial real estate and are subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. If a borrower defaults or declares bankruptcy and the underlying asset value is less than the loan amount, we will suffer a loss. In this manner, real estate values could impact the value of our commercial real estate debt and securities investments. Therefore, our commercial real estate debt and securities will be subject to the risks typically associated with real estate.
Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

•
the value of the assets securing our commercial real estate debt investments may deteriorate over time due to factors beyond our control, which may result in a loss of principal or interest to the extent the assets collateralizing our commercial real estate debt are insufficient to satisfy the loan;

•
a borrower or guarantor may not comply with its financial covenants or may not have sufficient assets available to pay amounts owed to us under our commercial real estate debt and related guarantees, particularly in periods of challenging economic and market conditions;

•	our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business;

•
taking title to collateral, or otherwise liquidating defaulted commercial real estate debt investments, can be an expensive and lengthy process that could have a negative effect on the return on our investment; and

•
we may need to restructure loans if our borrowers are unable to meet their obligations to us, which might include lowering interest rates, extending maturities or making other concessions that may result in the loss of some or all of our investment. Further, we may be unable to restructure loans in a manner that we believe would maximize value, particularly in situations where there are multiple creditors and/or a large lender group.

The subordinate commercial real estate debt we originate and invest in may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.
We originate, structure and acquire subordinate commercial real estate debt investments secured primarily by commercial properties, which may include subordinate mortgage loans, mezzanine loans and participations in such loans and preferred equity interests in borrowers who own such properties. These investments may be subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we originated and invested in could be particularly difficult, time consuming and costly to work out because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.
We may make certain commercial real estate debt and securities investments that involve high risks.
We may make investments in certain assets that involve greater risks, such as transitional assets, non-performing assets and construction or development assets. These types of investments may involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict. For example:

•
Transitional properties are often associated with floating-rate loans and increases in a borrower’s monthly payment as a result of an increase in prevailing market interest rates may make it more difficult for the borrowers with floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.

•
Non-performing real estate assets are challenging to evaluate as they do not have a consistent stream of cash flow to support normalized debt service, lack stabilized occupancy rates and may require significant capital for repositioning. Further, strategies available to create value in a non-performing real estate investment, including development, redevelopment or lease-up of a property or negotiating a reduced payoff, may not be successful.

•
Construction loans have the potential for cost overruns, the developer’s failing to meet a project delivery schedule, market downturns and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our commercial real estate debt.

In addition, we may invest in subordinate, unrated or distressed mortgage loans or unrated or non-investment grade commercial real estate securities, which typically result from increased leverage, lack of strong operating history, borrowers’ credit history, underlying cash flow from the properties and other factors. As a result, these investments typically have higher risk of default and loss, particularly during economic downturns.
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
In a challenging economic environment, we may experience an increase in provisions for loan losses and asset impairment charges, as borrowers may be unable to remain current in payments on loans and declining property values weaken our collateral. Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our commercial real estate debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and therefore our results of operations and financial condition could be severely impacted.
Because real estate investments are relatively illiquid, we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
Many of our investments are illiquid. A variety of factors could make it difficult for us to dispose of any of our assets on acceptable terms even if a disposition is in the best interests of stockholders. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Certain of our properties are special purpose properties that could not be readily converted to general residential, retail or office use. Additionally, transfers of operations of healthcare properties are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate. Certain properties may also be subject to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of financing that can be placed or repaid on that property. We may be required to expend cash to correct defects or to make improvements before a property can be sold, and we cannot assure that we will have cash available to correct those defects or to make those improvements. The Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years.
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
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property, such as us and our operators, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of a tenant at the property. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease real estate, or to borrow using the real estate as collateral, which, in turn, could reduce our revenues. We, as owner of a site, including if we take ownership through foreclosure, may be liable under common law or otherwise to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our operators’ liability could significantly exceed the value of the property without any limits.
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
We may invest in a variety of healthcare-related securities, including CMBS and other subordinate securities, subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial mortgage loans. Consequently, CMBS and other healthcare-related securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty. Furthermore, if the rental and leasing markets deteriorate, including by decreasing occupancy rates and decreasing market rental rates, it could reduce cash flow from the mortgage loan pools underlying CMBS investments that we may make. The market for healthcare-related securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.
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
We may make opportunistic investments that may involve asset classes and structures with which we have less familiarity. For example, our investment in Trilogy includes ancillary services businesses, such as a pharmacy and therapy business, for which we have no prior experience. When investing in asset classes with which we have limited or no prior experience, we may not be successful in our diligence and underwriting efforts. We may also be unsuccessful in preserving value, especially if conditions deteriorate, and we may expose ourselves to unknown substantial risks. Furthermore, these assets could require additional management time and attention relative to assets with which we are more familiar. All of these factors increase our risk of loss.
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
Risks Related to Our Financing Strategy
Liquidity is essential to our business.
We require outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the healthcare real estate industry has been the debt and equity capital markets. Companies in the real estate industry, including us, are currently experiencing, and have at times historically experienced, limited availability of capital and new capital sources may not be available on acceptable terms. A material reduction in CMBS issuances could also significantly harm liquidity in the commercial real estate market generally and our company specifically. Regulatory changes may also reduce liquidity afforded by the CMBS market, which could also harm our business. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. Further, we do not currently intend to conduct any future offerings, other than equity proceeds raised through our DRP. If we cannot obtain sufficient debt capital on acceptable terms, our business and our ability to operate could be severely impacted.

We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
As of December 31, 2015, we had $579.8 million of borrowings outstanding. In addition, our unconsolidated joint ventures have significant borrowings outstanding. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may increase our risk of loss, impact our liquidity and restrict our ability to engage in certain activities. Our substantial borrowings, among other things, may:

•
require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which will reduce the availability of cash flow to fund working capital, capital expenditures and other business activities;

•	require us to maintain minimum cash balances;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to post additional reserves and other additional collateral to support our financing arrangements, which could reduce our liquidity and limit our ability to leverage our assets;

•	subject us to maintaining various debt, operating income, net worth, cash flow and other covenants and financial ratios;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our operating policies and ability to make strategic acquisitions, dispositions or exploit business opportunities;

•	require us to maintain a borrowing base of assets;

•	place us at a competitive disadvantage compared to our competitors that have fewer borrowings;

•	put us in a position that necessitates raising equity capital at a time that is unfavorable to us and dilutive to our stockholders;

•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity), dispose of assets or make distributions to stockholders; and

•	increase our cost of capital.
If we fail to comply with the covenants in the instruments governing our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. If we default, we may be required to post additional collateral, subject our assets to foreclosure and/or need to seek protection under bankruptcy laws. Further, to the extent we seek to take certain actions prohibited by our borrowings, we may be required to repay outstanding obligations, together with penalties, prior to the stated maturity.
We are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
As of December 31, 2015, our healthcare real estate portfolio had $579.8 million of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability and the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.
Our ability to effectively execute our financing strategy depends on various conditions in the financing markets that are beyond our control, including liquidity, health of the CMBS markets and credit spreads. While we seek non-recourse long-term financing, such financing may not be available to us on favorable terms or at all. Furthermore, even with non-recourse financing, we typically enter into guarantees for limited bad acts, environmental matters and other conditions that could impose recourse liability on us. If our strategy is not viable, we will have to find alternative forms of financing for our assets, which may include more restrictive recourse borrowings and borrowings with higher debt service that limit our ability to engage in certain transactions and reduce our cash available for distribution to stockholders. If alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and distributions to stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the earnings that we can derive from the assets we acquire or originate.
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
Our financial performance is influenced by changes in interest rates, in particular, such changes may affect our securities, floating-rate borrowings and debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire securities, originate or acquire debt at attractive prices and enter into hedging transactions. Also, if market interest rates increase, the interest rate on any variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.
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
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate and/or currency risks, unanticipated changes in interest rates or exchange rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Our hedging activities, if not undertaken in compliance with certain federal income tax requirements, could also adversely affect our ability to qualify for taxation as a REIT.
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
Risks Related to Our Company
Our Sponsor is seeking potential strategic alternatives, which could result in a change in the ownership of our Sponsor.
Our Sponsor recently announced its exploration of strategic alternatives to maximize shareholder value for our Sponsor’s stockholders. There is no assurance that this exploration will result in any transaction being announced or consummated. In addition, any value created for our Sponsor’s stockholders may not result in the creation of value for our stockholders.
If our Sponsor were to consummate a transaction that resulted in the transfer of a controlling block of securities of our Sponsor, this could result in a change to the management of our Advisor and its affiliates as well as a change to the board of directors at our Sponsor. Further, our Sponsor is the subject of activist efforts to change the board of directors, which could harm our relationship with our Sponsor. Consequently, we could be managed by an entity and personnel that do not have the experience and track record that resides within our Advisor and suitable alternatives may not be available.  New board members, management and personnel could change the manner in which they provide services to us and may not be effective.  Any such fundamental change to our Sponsor could be disruptive to our business and operations and could have a material adverse effect on our performance.
The loss of or the inability to obtain key investment professionals at our Sponsor or its affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investments.
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor or its affiliates, such as Messrs. Hamamoto, Tylis, Gilbert, Lieberman, Gatenio, Jeanneault, Saracino and Bath and Ms. Hess, among others, each of whom would be difficult to replace. We cannot assure stockholders that Messrs. Hamamoto, Tylis, Gilbert, Lieberman, Gatenio, Jeanneault, Saracino and Bath and Ms. Hess will continue to be associated with our Sponsor or its affiliates in the future. If any of these persons were to cease their association with us or our Sponsor or its affiliates, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.
Any adverse changes in our Sponsor’s financial health, the public perception of our Sponsor, or our relationship with our Sponsor or its affiliates could hinder our operating performance and the return on stockholders’ investment.
We have engaged our Advisor, a subsidiary of our Sponsor, to manage our operations and our investments in healthcare real estate. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Sponsor and its affiliates as well as our Sponsor’s investment professionals in the identification and acquisition or origination of investments, the determination of any financing arrangement, the management of our assets and operation of our day-to-day activities.
Because our Sponsor is publicly-traded, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor could result in an adverse effect on our ability to acquire assets and obtain financing from third parties on favorable terms. Any adverse changes in our Sponsor’s financial condition or our relationship with our Sponsor, Advisor and related affiliates could hinder our ability to successfully manage our operations and our portfolio of investments.
Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.
We rely on our Sponsor and its affiliates’ personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources. Further, during periods of economic retraction, our Sponsor and/or our Advisor may be incented to reduce its personnel and costs, which could have an adverse effect on us.
We rely upon AHI to provide management services for certain of our healthcare properties and their failure to do so, or conflicts of interest they may face, could harm our business.
Our Advisor has delegated certain asset management functions to AHI. As of December 31, 2015, AHI provides these asset management services in connection with our Griffin-American, Winterfell and Trilogy portfolios and we expect AHI to provide these asset management services for the balance of our portfolio (other than joint ventures with Formation) beginning in the second or third quarter of 2016. If AHI suffers adverse financial or operational problems or were to lose the benefit of the experience, efforts and abilities of its key personnel, our operations may suffer and we may be unable to achieve our investment objectives. In addition, AHI and its officers may face competing demands relating to their time and resources because they are or may become affiliated with entities with investment programs similar to ours and they may have other business interests as well. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Further, during times of intense activity in other programs, those executives may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the ownership value of shares of our common stock.

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
While our Sponsor and NorthStar Realty, one of the NSAM Managed Companies, have incurred substantial costs and devoted significant resources to support our business, as of December 31, 2015, NorthStar Realty has only invested $5.5 million in us through the purchase of 610,339 shares of our common stock including amounts related to its obligation under the distribution support agreement and our Sponsor has not acquired any shares of our common stock and has no obligation to do so in the future. Our Sponsor will have no exposure to loss in the value of our shares. Without this exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their sponsored companies.
Our Advisor’s platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure.
If our business grows substantially, our Advisor, or service providers to whom our Advisor delegates certain asset management functions such as AHI, may need to make significant new investments in personnel and infrastructure to support that growth. Our Advisor or its service providers may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations.
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
As a commercial real estate company, our business is highly dependent on information technology systems, including systems provided by our Sponsor and third parties for which we have no control. Various measures have been implemented to manage our risks related to the information technology systems, but any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber attacks, natural disasters and defects in design.
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
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face. Under MGCL, and our charter, stockholders have a right to vote only on:

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
Stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450.0 million shares of capital stock, of which 400.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our board of directors may elect to: (i) sell additional shares in our Offering or future public offerings; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (v) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests after stockholders’ purchase in our Offering, stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares.
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
In addition, NorthStar Healthcare Income OP Holdings, LLC, or the Special Unit Holder, is an affiliate of our Advisor and, as the special limited partner in our operating partnership may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. In addition, through our Sponsor’s long-term partnership with Mr. Flaherty, Mr. Flaherty is entitled to receive one-third of any distributions received by the Special Unit Holder upon the disposition of certain of our operating partnership’s assets. The Special Unit Holder will only become entitled to the compensation after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to stockholders to the extent such return exceeds 6.75%.

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
The terms of our Share Repurchase Program require us to repurchase shares at a price ranging from 92.5% to 100% of our Offering price until we establish an estimated value per share. Because the Offering price of our shares was based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete, the Offering price per share may reflect a significant premium to the actual NAV per share. Once we establish an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The estimated value per share of our common stock will be calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated value per share annually. In the event that the value of our shares decrease due to market or other conditions, the price at which we repurchase our shares pursuant to our Share Repurchase Program might reflect a premium to NAV. If the actual NAV of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
The Offering price for shares offered in our Follow-on Offering was determined by our board of directors based upon a valuation of our assets and liabilities, estimated offering expenses and prevailing market conditions and may not be indicative of the price at which the shares would trade if they were listed on a national securities exchange, the amount realized in our sale, merger or liquidation or the amount a stockholder would realize in a private sale of shares.
The Offering price of the shares offered in our Follow-on Offering was determined by our board of directors in the exercise of its business judgment based upon: (i) a review of the estimated value of our assets less the estimated value of our liabilities as of December 31, 2014; (ii) the estimated offering costs and other expenses associated with our Offering; and (iii) prevailing market conditions. As with any valuation methodology, the methodologies used to determine the Offering price in our Follow-on Offering were based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values.
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

Further, although our board of directors established the Offering price for our Follow-on Primary Offering based upon an independent third party’s estimated net asset value per fully diluted share of our common stock outstanding as of December 31, 2014, the value per share of our common stock will certainly change over time as proceeds from our Offering are deployed.
Our estimated per share value may not be an accurate reflection of the fair value of our assets and liabilities.
For the purposes of determining the estimated value of our shares, as of December 31, 2014, we used the most recent price paid to acquire a share in our Offering. The board of directors currently expects that our next estimated value per share will be based upon our assets and liabilities as of December 31, 2015 and such value will be included in a Current Report on Form 8-K or such other filing with the SEC. We intend to continue to publish updated estimated values per share annually. Our board of directors’ objective in determining the estimated value per share will be to arrive at a value, based on the most recent data available, that it believes is reasonable. However, the market for commercial real estate assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors may not consider certain other factors, such as a liquidity discount.
As with any valuation methodology, the methodologies used to determine the estimated value per share are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values. The estimated value per share may also not represent the price that the shares of our common stock would trade at on a national securities exchange, the amount realized in a sale, merger or liquidation or the amount a stockholder would realize in a private sale of shares.
The estimated value per share of our common stock will be calculated as of a specific date and is expected to fluctuate over time in response to future events, including but not limited to, changes to commercial real estate values, particularly healthcare-related commercial real estate, changes in market interest rates for commercial real estate debt investments, changes in capitalization rates, rental and growth rates, changes in laws or regulations impacting the healthcare industry, demographic changes, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on our common stock, repurchases of our common stock, changes in the number of shares of our common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and other factors specified in these risk factors. There is no assurance that the methodologies used to estimate value per share would be acceptable to the Financial Industry Regulatory Authority, or FINRA, or in compliance with ERISA guidelines with respect to their reporting requirements.
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
Our charter does not require our board of directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to stockholders. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing stockholders’ shares. We have adopted our Share Repurchase Program that may enable stockholders to sell their shares to us in limited circumstances. Share repurchases will be made at the sole discretion of our board of directors. In its sole discretion, our board of directors could amend, suspend or terminate our Share Repurchase Program upon ten-days prior written notice to stockholders except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten-business days prior written notice. Further, our Share Repurchase Program includes numerous restrictions that would limit stockholders’ ability to sell their shares. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, stockholders would likely have to sell them at a substantial discount to the public Offering price paid for those shares. It is also likely that stockholders’ shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, stockholders should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future to the extent such proceeds are available and have not been fully invested. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the year ended December 31, 2015, we declared distributions of $88.3 million compared to cash used in operating activities of $8.6 million. All of the distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty. For the year ended December 31, 2014, we declared distributions of $26.6 million compared to cash used in operations of $1.9 million. All of the distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
Pursuant to our Distribution Support Agreement, in certain circumstances where our cash distributions exceed our MFFO, NorthStar Realty agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share during the Initial Offering and at

$9.18 per share during the Follow-on Offering (which includes the $2.0 million of shares NorthStar Realty purchased to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 588,116 shares of our common stock as of December 31, 2015. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. As NorthStar Realty’s obligation to purchase shares pursuant to our Distribution Support Agreement has now terminated, we may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
Because we are dependent upon our Advisor and its affiliates to conduct our operations, any adverse changes in the financial health of these entities or our relationship with them could hinder our operating performance and the return on stockholders’ investment.
We are dependent on our Advisor and its affiliates to manage our operations and our portfolio. Our Advisor and its affiliates depend upon the fees and other compensation or reimbursement of costs that they receive from us and the other NSAM Managed Companies in connection with the acquisition, origination, management and sale of assets to conduct their operations. Any adverse changes in the financial condition of our Advisor or its affiliates could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.
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
We depend on third-party contractors and vendors and our results of operations could suffer if our third-party contractors and vendors fail to perform or if we fail to manage them properly.
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
Risks Related to Conflicts of Interest
The fees we pay to our Advisor and its affiliates and in connection with the acquisition, origination and management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
The fees to be paid to our Advisor and other affiliates for services they provide for us were not determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.
Our organizational documents do not prevent us from buying assets from or selling assets to another NSAM Managed Company or from paying our Advisor an acquisition fee or a disposition fee related to such a purchase or sale.
If we buy an asset from or sell an asset to another NSAM Managed Company, our organizational documents would not prohibit us from paying our Advisor an acquisition fee or a disposition fee, as applicable. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than us or one of the other NSAM Managed Companies. Our charter does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a purchase or sale of assets among the NSAM Managed Companies. As a result, our Advisor may earn an acquisition or disposition fee despite the transaction not being the most favorable to us or stockholders.
Our executive officers and our Advisor or its affiliates’ key professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.
Our executive officers and the key investment professionals relied upon by our Advisor are also officers, directors and managers of certain of the NSAM Managed Companies. Mr. Flaherty is our Sponsor’s joint venture partner and serves as a member of our Advisor’s Investment Committee for healthcare real estate investments. In addition, Mr. Flaherty has an interest in AHI, which provides us with certain management services in connection with our healthcare assets. Our Advisor and its affiliates and Mr. Flaherty, directly or indirectly, receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Advisor and its affiliates, including our Advisor’s Investment Committee. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our advisory agreement;

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
We pay our Advisor substantial fees for the services it provides to us and we also have an obligation to reimburse our Advisor for costs and expenses it incurs and pays on our behalf. Subject to certain limitations and exceptions, we reimburse our Advisor for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor, and its affiliates, which may include certain executive officers of our Advisor and its affiliates, as well as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. The costs and expenses our Advisor incurs on our behalf, including the compensatory costs incurred by our Advisor and its affiliates, can be substantial. There are conflicts of interest that arise when our Advisor makes allocation determinations. For the year ended December 31, 2015, our Advisor allocated $24.4 million in costs and expenses to us.  Our Advisor could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
Professionals acting on behalf of our Advisor face competing demands relating to their time and this may cause our operations and stockholders’ investment to suffer.
Professionals acting on behalf of our Advisor that perform services for us, including Messrs. Hamamoto, Tylis, Gilbert, Lieberman, Gatenio, Jeanneault, Saracino and Bath and Ms. Hess, may also be officers of our Sponsor and/or certain other NSAM Managed Companies. As a result of their interests in other NorthStar entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Advisor and its affiliates, the other NSAM Managed Companies and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.
Our executive officers and our Advisor and its affiliates’ key investment professionals who perform services for us face conflicts of interest related to their positions and interests in our Advisor and its affiliates which could hinder our ability to implement our business strategy and to generate returns to stockholders.
Our executive officers and the key investment professionals of our Advisor and its affiliates, including members of our Advisor’s Investment Committee, who perform services for us may also be executive officers, directors and managers of our Advisor and its affiliates. In addition, Mr. Flaherty is our Sponsor’s joint venture partner and serves as a member of our Advisor’s Investment Committee for healthcare real estate investments. As a result, they owe duties to each of these entities, their members and limited partners and investors, which duties may from time-to-time conflict with the fiduciary duties that they owe to us and stockholders. In addition, our Sponsor may grant equity interests in our Advisor and the Special Unit Holder to certain management personnel performing services for our Advisor. The loyalties of these individuals to other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.
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
Further, there are conflicts of interest that arise when our Advisor makes expense allocation determinations, as well as in connection with any fees payable between us and our Advisor. These fees and allocation determinations are sometimes based on estimates or judgments, which may not be correct and could result in our Advisor’s failure to allocate certain fees and costs appropriately.
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with our Sponsor.
Our future success depends, to a significant extent, upon the continued services of key personnel of our Sponsor, such as Messrs. Hamamoto, Tylis, Gilbert, Flaherty, Lieberman, Gatenio, Jeanneault and Bath and Ms. Hess. We do not have employment agreements with any of our executive officers. If the management agreement with our Advisor were to be terminated, we may lose the services of our executive officers and other of our Sponsor’s investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by our Sponsor, such individual may also no longer serve as one of our executive officers. Any change in our Sponsor’s relationship with any of our executive officers may be disruptive to our business and hinder our ability to implement our business strategy. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of their continued employment with us or our Sponsor. The loss of services of certain of our executive officers could harm our business and our prospects.
We may not realize the anticipated benefits of our Sponsor’s strategic partnerships and joint ventures.
Our Sponsor may enter into strategic partnerships and joint ventures. For instance, in January 2014, our Sponsor, which was a subsidiary of NorthStar Realty until the NSAM Spin-off, entered into a long-term partnership with James F. Flaherty III, former chairman and chief executive officer of HCP, Inc. (NYSE: HCP), focused on building a preeminent healthcare real estate business. In connection with the partnership, Mr. Flaherty oversees and seeks to grow the healthcare real estate portfolios of companies managed by our Sponsor and its affiliates, including NorthStar Realty and us. Our Sponsor and the NSAM Managed Companies, including us, may not realize the expected benefits of this partnership with Mr. Flaherty due to, among other things, the economic and overall conditions of the healthcare real estate industry, Mr. Flaherty’s ability to source new healthcare real estate investments with the returns we anticipate or at all or our Sponsor may become involved in disputes with Mr. Flaherty regarding the joint venture’s investments. In addition, either Mr. Flaherty or we could determine to end the strategic partnership at any time. Furthermore, a portion of the incentive fees to which Mr. Flaherty is entitled is based on our and NorthStar Realty’s existing healthcare real estate investments and is not contingent upon Mr. Flaherty’s performance regarding new healthcare real estate investments sourced by him. Such incentive fees may be substantial.
In addition, in December 2014, our Sponsor acquired an approximate 43% interest in AHI. Our Sponsor may not be able to realize the anticipated benefits of this joint venture. It may also subject us to additional risks and uncertainties, as we may be dependent upon, and subject to, liability, losses or reputational damage relating to systems, controls and personnel that are not under our Sponsor’s control. Where our Sponsor does not have a controlling interest, such as in AHI, it may not be able to take actions which are in our best interests due to a lack of full control. Furthermore, as AHI provides services to us, certain conflicts of interest will exist. Moreover, disagreements or disputes between our Sponsor and AHI could result in litigation, which could potentially distract our Sponsor or AHI from our business.
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
Our Advisor is subject to extensive regulation, including as an investment adviser in the United States and as a fund services business in the Bailiwick of Jersey, which could adversely affect its ability to manage our business.
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
Our charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. A “mini-tender offer” is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, result in the bidder owning more than 5% of the class of securities and are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, our company will have the right to repurchase the offeror’s shares, including any shares acquired in the tender offer. In addition, the noncomplying offeror shall be responsible for all of our company’s expenses in connection with that offeror’s noncompliance and no stockholder may transfer any shares to such noncomplying offeror without first offering the shares to us at the tender offer price offered by such noncomplying offeror. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent stockholders from receiving a premium price for their shares in such a transaction.
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
We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans or repurchase agreements.
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
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% (20% after 2017) of the value of our total securities can be represented by securities of one or more TRSs. Finally, for taxable years after 2015, no more than 25% of our assets may consist of debt instruments that are issued by “publicly offered REITs” and could not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Modification of the terms of our debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.
Our debt and healthcare‑related securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our debt and the mortgage loans underlying the healthcare‑related securities in which we may invest may be modified to avoid taking title to a property. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, or the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test. For taxable years beginning after 2015, debt obligations secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our healthcare real estate property investments are a part of our healthcare real estate equity segment and are described under Item 1. “Business.” The following table presents information with respect to our properties, excluding properties owned through unconsolidated joint ventures, as of December 31, 2015 (dollars in thousands):

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Lease Expiration Date(3)	Gross Carrying Value(4)	Borrowings
Net Lease Portfolio
Bellevue, WA	125,700	127	100%	CCRC	Feb-22	$46,468	$30,900
Bohemia, NY	73,000	128	100%	ALF	Aug-29	32,176	24,946
Cheektowaga, NY	81,953	100	100%	ALF	Oct-24	12,613	8,612
Clinton, CT	25,332	48	100%	MCF	Oct-24	10,885	6,269
Dana Point, CA	275,106	181	100%	CCRC	Feb-22	47,543	32,757
Hauppauge, NY	84,000	119	100%	ALF	Aug-29	21,015	15,135
Islandia, NY	192,000	218	100%	ALF	Aug-29	45,701	37,191
Jericho, NY	55,000	105	100%	ALF	Aug-29	21,747	16,478
Kalamazoo, MI	248,610	213	100%	CCRC	Feb-22	35,708	34,800
Leawood, KS	48,470	70	100%	ALF	Oct-23	8,000	—
Oklahoma City, OK	237,248	213	100%	CCRC	Feb-22	9,454	3,000
Palm Desert, CA	258,020	245	100%	CCRC	Feb-22	44,512	16,495
Sarasota, FL	497,454	282	100%	CCRC	Feb-22	77,748	55,592
Skaneateles, NY	13,233	14	100%	ALF	Oct-24	3,000	2,090
Smyrna, GA	26,500	56	100%	MCF	Oct-24	10,029	7,029
Spring Hill, KS	28,116	48	100%	ALF	Oct-23	7,000	—
Senior Operating Facilities Portfolio(5)
Alexandria, VA	209,354	208	97%	CCRC	Feb-22	49,269	40,350
Crystal Lake, IL	195,405	211	97%	CCRC	Feb-22	35,743	27,630
Denver, CO	131,062	183	97%	ALF	Jan-21	34,088	21,500
Frisco, TX	299,480	202	97%	ILF	Feb-21	46,152	20,000
Independence, MO	172,041	199	97%	CCRC	Feb-22	18,511	15,600
Milford, OH	145,896	125	97%	ILF	Dec-20	16,602	10,500
Millbrook, NY	231,695	173	97%	CCRC	Feb-22	29,214	24,825
Southfield, MI	275,000	345	97%	CCRC	Feb-22	14,300	9,000
St. Petersburg, FL	407,128	513	97%	CCRC	Feb-22	53,468	34,109
Tarboro, NC	186,000	175	97%	CCRC	Feb-22	20,545	14,812
Tuckahoe, NY	110,000	126	97%	CCRC	Feb-22	31,913	12,755
Tucson, AZ	378,025	404	97%	CCRC	Feb-22	68,235	57,375
	5,010,828	5,031				$851,639	$579,750
_________________________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF.

(2)	Classification based on predominant services provided, but may include other services.

(3)	Based on initial term. For senior operating facilities the lease term of the operator is included.

(4)
Represents operating real estate before accumulated depreciation as presented in our consolidated financial statements and excludes purchase price allocations related to net intangibles and other assets and liabilities as of December 31, 2015. Refer to “Note 3. Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”

(5)	Excludes one property in which we hold a Remainder Interest in 20 condominium units.
As of December 31, 2015, we had no property with a carrying value equal to or greater than 10% of our total assets. For the year ended December 31, 2015, gross revenues from one of our operators, Watermark Retirement Communities, were 70.1% of our total revenues in respect of our direct investments.
Item 3. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
We completed our Initial Offering on February 2, 2015 and our Follow-on Offering on January 19, 2016. All of the shares initially registered in the Initial Offering and the Follow-on Offering were issued. There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board of directors will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board of directors does not have a stated term for evaluating a listing on a national securities exchange as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders.
In order for members of FINRA and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required, pursuant to FINRA Rule 2310, to disclose in each Annual Report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. On January 29, 2015, in connection with our Follow-on Offering, our board of directors established an offering price of $10.20 per share for shares sold in our Follow-on Primary Offering and $9.69 per share for shares sold in our Follow-on DRP. Our board of directors, including all of our independent directors, approved the offering price upon the recommendation of our board of director’s audit committee, which was responsible for the oversight of a valuation process that our board of directors determined to conduct in connection with establishing the offering price. The offering price was calculated with the assistance of our Advisor and based, in part, on an estimated net asset value per share obtained from Robert A. Stanger & Co., Inc., an experienced third-party independent valuation and consulting firm. The audit committee based its recommendation on a number of factors, including, but not limited to: (i) a review of the estimated value of our assets less the estimated value of our liabilities as of December 31, 2014; (ii) the estimated offering costs and other expenses associated with our Follow-on Offering; and (iii) prevailing market conditions. The offering price is not a statement of our current or expected estimated value per share, as our board of directors also took into consideration other factors and costs described above, which are included in the offering price to limit this offering’s potential dilutive impact to our existing stockholders. For additional information on the methodology used in calculating our Follow-on Offering price per share, refer to our Current Report on Form 8-K filed with the SEC on February 2, 2015.
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
The board of directors currently expects that our next estimated value per share will be based upon our assets and liabilities as of December 31, 2015 and such value will be included in a Current Report on Form 8-K or such other filing with the SEC. We intend to continue to publish updated estimated values per share annually.
Stockholders
As of March 23, 2016, we had 38,368 stockholders of record.

Distributions
The following table summarizes distributions declared for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2015
First Quarter	$8,023	$10,143	$18,166
Second Quarter	8,772	11,068	19,840
Third Quarter	10,142	12,791	22,933
Fourth Quarter	12,035	15,297	27,332
Total	$38,972	$49,299	$88,271

2014
First Quarter	$1,169	$1,393	$2,562
Second Quarter	2,070	2,504	4,574
Third Quarter	3,360	4,201	7,561
Fourth Quarter	5,298	6,646	11,944
Total	$11,897	$14,744	$26,641

2013
Second Quarter(2)	$45	$2	$47
Third Quarter	91	49	140
Fourth Quarter	535	590	1,125
Total	$671	$641	$1,312
_________________________________________________

(1)
Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period. Distributions are based on a daily amount of $0.00184932 per share, which is equivalent to an annual distribution rate of $0.675 per share.

(2)	Distributions from April 5, 2013 (the date of our first investment) through June 30, 2013.
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The purchase price per share under our Initial DRP was $9.50. In connection with its determination of the offering price for shares of our common stock in our Follow-on Offering, the board of directors determined that distributions may be reinvested in shares of our common stock at a price of $9.69 per share, which is approximately 95% of the offering price of $10.20 per share established for purposes of our Follow-on Offering. We expect to establish an estimated value per share pursuant to amended FINRA Rules 2310 and 2340 by April 11, 2016 (the effective date of the amended rules). At that time, pursuant to the FINRA rules, we will provide the estimated value per share to our stockholders in a Current Report on Form 8-K or such other filing with the SEC, and the purchase price per share under our DRP will be 95% of such estimated value per share.
No selling commissions or dealer manager fees are paid on shares issued pursuant to our DRP. Our board of directors may amend or terminate our DRP for any reason upon ten-days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP.
For the period from April 5, 2013 through December 31, 2015, we issued 6.1 million shares totaling $59.1 million of gross offering proceeds pursuant to our Initial DRP and Follow-on DRP.
Our Initial Offering (including 8.6 million shares reallocated from our Initial DRP) was completed on February 2, 2015 by raising $1.1 billion. All of the shares initially registered for our Initial Offering were issued.
We stopped accepting subscriptions for our Follow-on Offering on December 17, 2015 and all of the shares initially registered (including $159.5 million of shares reallocated from our Follow-on DRP) for our Offering were issued on or before January 19, 2016. We registered an additional 30.0 million shares to be offered pursuant to our DRP beyond the completion of our Offering and continue to offer such shares.

Use of Proceeds from Registered Securities
On August 7, 2012, our registration statement on Form S-11 (File No. 333-170802), covering our Initial Offering of up to 110,526,315 shares of common stock was declared effective under Securities Act of 1933, as amended, or the Securities Act. We completed our Initial Offering on February 2, 2015 and all of the shares initially registered were issued.
On February 6, 2015, our registration statement on Form S-11 (File No. 333-199125), covering our Follow-on Offering of up to $700.0 million which included up to $500.0 million in shares pursuant to our Follow-on Primary Offering and up to $200.0 million in shares pursuant to our Follow-on DRP, was declared effective under the Securities Act. We offered shares of common stock pursuant to our Follow-on Offering at $10.20 per share with discounts available to certain categories of purchasers and shares of common stock pursuant to our DRP at $9.69 per share. We stopped accepting subscriptions for our Follow-on Offering on December 17, 2015 and all of the shares initially registered for our Offering were issued on or before January 19, 2016. We registered an additional 30.0 million shares to be offered pursuant to our DRP beyond the completion of our Offering and continue to offer such shares.
As of December 31, 2015, we issued the following shares of common stock and raised the following gross proceeds in connection with our Offering (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	173,357	$1,741,464
DRP	6,136	59,088
Total	179,493	$1,800,552
For the period from the commencement of our Follow-on Offering through December 31, 2015, we issued 69.0 million shares of common stock generating total gross proceeds of $699.0 million pursuant to our Follow-on Offering, including 4.2 million shares of common stock and $40.3 million of gross proceeds pursuant to our Follow-on DRP.
From the commencement of our Offering through December 31, 2015, we incurred $117.5 million in selling commissions, $52.1 million in dealer manager fees and $11.1 million in other offering costs in connection with the issuance and distribution of our registered securities and $138.7 million of these costs have been reallowed to third parties.
From the commencement of our Offering through December 31, 2015, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.6 billion. From the commencement of our Offering through December 31, 2015, we used proceeds of $937.0 million to purchase real estate equity investments, $219.4 million to acquire and originate real estate debt investments and $61.0 million to pay our Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective August 7, 2012, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. We are not obligated to repurchase shares under our Share Repurchase Program. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are not sufficient to fund repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of our board of directors) will only take effect upon ten days’ prior written notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or if our shares are listed on a national exchange or included for quotation in a national securities market.

For the three months ended December 31, 2015, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1 to October 31	200,112	$9.56	200,112	(1)
November 1 to November 30	—	—	—	(1)
December 1 to December 31	—	—	—	(1)
Total	200,112	$9.56	200,112
________________________

(1)
Subject to funds being available, we will limit the number of shares repurchased pursuant to our Share Repurchase Program to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder.

As of December 31, 2015, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2015, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.

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

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Operating Data:
Resident fee income	$63,056	$14,511	$38
Rental income	28,456	8,038	488
Interest income	17,763	7,490	375
Total revenues	111,216	30,039	901
Total expenses	149,791	34,125	3,471
Equity in earnings (losses) of unconsolidated ventures	(49,046)	(12,127)	—
Net income (loss)	(82,744)	(14,979)	(2,570)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(82,370)	(14,945)	(2,560)
Net income (loss) per share of common stock, basic/diluted	$(0.63)	$(0.38)	$(1.26)
Distributions declared per share of common stock	$0.68	$0.68	$0.50

	As of December 31,
	2015	2014	2013	2012
	(Dollars in thousands)
Balance Sheet Data:
Cash	$354,229	$267,672	$45,537	$202
Operating real estate, net	832,253	259,409	53,969	—
Investments in unconsolidated ventures	534,541	215,175	—	—
Real estate debt investments, net	192,934	146,267	11,250	—
Total assets	2,002,228	917,104	115,839	202
Total borrowings	570,985	74,355	18,282	—
Due to related party	443	755	1,141	—
Total liabilities	596,728	85,119	22,344	—
Total equity	1,405,500	831,985	93,495	202

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$(8,563)	$(1,920)	$(342)
Investing activities	(1,069,333)	(581,879)	(59,069)
Financing activities	1,164,453	805,934	104,746

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data” and risk factors in Part I, Item 1A. “Risk Factors” of this report. References to “we,” “us” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We were formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which we define as assisted living, or ALF, memory care, or MCF, skilled nursing, or SNF, independent living, or ILF, facilities and continuing care retirement communities which may have independent living, assisted living, skilled nursing and memory care available on one campus, or CCRC. We also invest in other healthcare property types, including medical office buildings, or MOB, hospitals, rehabilitation facilities and ancillary services businesses. Our investments are predominantly in the United States, but we also selectively make international investments. We were formed in October 2010 as a Maryland corporation and commenced operations in February 2013. We elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
Our equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, predominantly through the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, structures that permit us, through taxable REIT subsidiaries, or TRS, to have direct exposure to resident fee income and incur related operating expenses. Our debt investments consist of first mortgage loans and mezzanine loans. As of December 31, 2015, we did not own any securities investments.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), or our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of December 31, 2015, NSAM had an aggregate of $38.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSHC Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
Our primary investment types are as follows:

•
Real Estate Equity - Our equity investments, directly or through joint ventures, focus on properties in the mid-acuity senior housing sector, which we define as ALF, MCF, SNF, ILF and CCRC. Our equity investments may also include MOB, hospitals, rehabilitation facilities and ancillary services businesses. Our investments are predominantly in the United States, but we also selectively make international investments. Our healthcare properties generally operate under net leases or through management agreements with independent third-party operators.

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

We initially registered to offer up to 100.0 million shares pursuant to our primary offering to the public, or our Initial Primary Offering, and up to 10.5 million shares pursuant to our distribution reinvestment plan, or our Initial DRP, which are herein collectively referred to as our Initial Offering. Our Initial Offering (including 8.6 million shares reallocated from our Initial DRP) was completed on February 2, 2015 by raising $1.1 billion. All of the shares initially registered for our Initial Offering were issued.
On February 6, 2015, our registration statement on Form S-11 was declared effective by the U.S. Securities and Exchange Commission, or SEC, for a follow-on public offering, or our Follow-on Offering, of up to $700.0 million, which included up to $500.0 million in shares pursuant to our follow-on primary offering, or our Follow-on Primary Offering, and up to $200.0 million in shares pursuant to our follow-on distribution reinvestment plan, or our Follow-on DRP. We stopped accepting subscriptions for our Follow-on Offering on December 17, 2015 and all of the shares initially registered (including $159.5 million of shares reallocated from our Follow-on DRP) for our Offering were issued on or before January 19, 2016. We registered an additional 30.0 million shares to be offered pursuant to our DRP beyond the completion of our Offering and continue to offer such shares.
Our Initial Primary Offering and our Follow-on Primary Offering are collectively referred to as our Primary Offering and our distribution reinvestment plan, including but not limited to our Initial DRP and Follow-on DRP are collectively referred to as our DRP. Additionally, our Primary Offering and our DRP are collectively referred to as our Offering.
NorthStar Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of our Sponsor upon completion of the spin-off, served as the dealer manager for our Primary Offering.
On February 11, 2013, we commenced operations by satisfying our minimum offering requirement in our Initial Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through March 23, 2016, we raised total gross proceeds of $1.8 billion.
Sources of Operating Revenues and Cash Flows
We generate revenues from resident fees, rental income and interest income. Resident fee income from our senior housing operating facilities is recorded when services are rendered and includes resident room and care charges and other resident charges. Rental income is generated from our real estate for the leasing of space to various types of healthcare operators/tenants. Interest income is generated from our debt investments. Additionally, we report our proportionate interest of revenues and expenses from unconsolidated joint ventures which own healthcare real estate.
Profitability and Performance Metrics
We calculate FFO and MFFO, (see “Non-GAAP Financial Measures-Funds from Operations and Modified Funds from Operations” for a description of these metrics), to evaluate the profitability and performance of our business.
Outlook and Recent Trends
The U.S. economy has improved, with the Federal Reserve raising the Federal Funds Rate for the first time in seven years in December 2015. Concerns remain regarding low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat low inflation and stagnant growth.
Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues, deflation, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the U.S. mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty. These factors, combined with volatile prices of oil and declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. The concern of a possible recession is resulting in uncertainty regarding the timing of the next Federal Reserve increase to the Federal Funds Rate.
Commercial real estate fundamentals remain relatively healthy across U.S. property types. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and continued to improve in 2015, especially in the real estate private markets. However, property price appreciation has slowed and the markets may be in the later stage of the current real estate cycle that could lead to a recessing environment.

Global economic and political headwinds, along with global market instability and the risk that maturing commercial real estate debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the commercial real estate market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively. For the year ended December 31, 2015, approximately $95 billion of new CMBS was issued in the United States, slightly below the original projection of $100 billion, with industry experts currently predicting approximately $90 billion of non-agency CMBS issuance in 2016. While there appears to be a supply of available liquidity and improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
A return to weak economic conditions in the future, such as those of the credit crisis of 2008 could reduce a tenant’s/operator’s/resident’s ability to make payments in accordance with contractual terms and could weaken demand to lease or occupy new space. To the extent that market rental and occupancy rates weaken, property-level cash flow could be negatively affected, and therefore, reduce our ability to make distributions to stockholders.
After showing resiliency during the economic downturn between 2007 and 2010, the non-traded REIT sector experienced strong growth over recent years peaking in 2013 with approximately $20 billion of equity being raised for programs in this space, largely influenced by a high volume of liquidity events due to favorable capital markets conditions. Non-traded REIT capital raising was down 20% in 2014 (with approximately $16 billion dollars in equity sales) and 2015 sales were down 36% compared to 2014, due to a variety of factors including a reduced number of liquidity events and an expanding regulatory environment. We continue to actively monitor these regulatory changes including the implementation of FINRA 15-02 related to broker-dealer account statements, the U.S. Department of Labor’s proposal on a fiduciary standard for retirement accounts and potential state or federal limitations on the concentration of alternative investment products as a percentage of customer portfolios. Although these developments may negatively impact overall non-traded equity sales, these dynamics are not anticipated to impact the Company as we are no longer in our offering period.
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
We believe owners and operators of senior housing facilities and other healthcare properties are benefiting from demographic and economic trends, specifically the aging of the U.S. population and the increasing demand for care for seniors outside of their homes as well as the need for cost efficient care. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. As healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare, and senior housing facilities, such as ALF, MCF, SNF and ILF, are generally more cost effective than higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings. For example, recent regulatory changes have created incentives for long-term acute-care hospitals and in-patient rehabilitation facilities to minimize patient lengths of stay and placed limits on the type of patient that can be admitted to these facilities. The growth in total demand for healthcare, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system. Healthcare inflationary costs have outpaced U.S. based inflation by 1.4% in 2014 and by more than 3% through the end of May 2015.
Our skilled nursing facility operators and some of our assisted living tenants may receive a portion of their revenues from governmental payors, primarily Medicare and Medicaid. Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. On July 30, 2015, the CMS issued a final rule outlining a 1.2% increase in their Medicare reimbursement for fiscal year 2016. Further rules and regulatory changes, if implemented, that are being proposed by the government to improve quality of care and control healthcare spending, may increase operating costs to our operators and tenants as they will be required to participate in order to continue to access Medicare and Medicaid funding. In addition, the government is proposing further reimbursement changes via managed care and pooled funding in order to attempt to control cost and share reimbursement risk with healthcare providers. We periodically monitor federal and state reimbursement programs and assess any impact that changes in reimbursement levels or the timing of payments may have on the ability of our tenants/operators to meet their payment obligations.

Despite the growth in the industry and favorable market conditions and demographics, economic uncertainty may have a negative impact, weakening the market’s fundamentals and ultimately reducing a tenant’s/operator’s ability to make rent payments in accordance with the contractual terms of the lease or loan, as well as the possibility for reduced income for our operating investments. In addition, increased development and competitive pressures may have an impact on some of our owned assets. To the extent that market rental and occupancy rates decline, property-level cash flow could be negatively affected as existing leases renew at lower rates and over longer periods of time, the decreased cash flow impacts the value of underlying properties and the borrowers’ ability to service their outstanding loans.
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
Our Strategy
Our primary business objectives are to make investments in our targeted assets that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. We will seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We will continue to identify strategic development opportunities for our existing and future investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide optimal mix of services and enhance the overall value of our assets. We believe that our Advisor and its affiliates have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market leading real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We believe that mid-acuity senior housing facilities provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities benefit from positive demographic and economic trends and generally provide the broadest level of services to residents in a more cost-effective setting resulting in a longer length of stay for residents and less turnover in tenancy than in some other healthcare settings.
We began raising capital in 2013 and completed our Initial Offering on February 2, 2015 and our Follow-on Offering on January 19, 2016. We raised total gross proceeds of $1.8 billion from inception through March 23, 2016. Since the successful completion of our Offering, we have only been raising new equity through our DRP.
The following table presents our investment activity in 2015 and from inception through December 31, 2015, adjusted through March 1, 2016 for the acquisition of all of the interests in the Winterfell portfolio (refer to the below and Recent Developments) (dollars in thousands):

	Year Ended	From Inception through
	December 31, 2015	December 31, 2015
Investment Type:	Amount(1)(2)	Amount(1)(2)
Real estate equity	$2,217,819	$3,169,661
Real estate debt	75,000	220,887
Total	$2,292,819	$3,390,548
__________________________________

(1)
Includes net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Includes our acquisition of all the interests in the Winterfell portfolio. Refer to Recent Developments.

(2)
Includes our proportionate interest in real estate held through joint ventures of $0.7 billion and $1.3 billion for the year ended December 31, 2015 and from inception through December 31, 2015, respectively.

Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of us, our operating partnership and our consolidated subsidiaries. We consolidate variable interest entities, or VIEs, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.

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
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to our business activities and the other interests. We reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or through a simple majority vote.
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
Real Estate Securities
We classify our securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of December 31, 2015, we do not own any securities investments.
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rental fees to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on our consolidated balance sheets. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property, as applicable. This revenue is accrued in the same period as the expenses are incurred.
We also generate operating income from operating healthcare properties. Revenue related to operating healthcare properties includes resident room and care charges and other resident service charges. Revenue is recognized when such services are provided, generally defined as the date upon which a resident occupies a room or uses the services and is recorded in resident fee income in the consolidated statements of operations.
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
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income. As of December 31, 2015, we do not own any securities investments.
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
An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts. We had no allowance for doubtful accounts as of December 31, 2015.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2015, we did not have any impaired real estate debt investments.
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
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in our consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2015, we did not own any real estate securities.

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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We will adopt the new standard on January 1, 2016 and it is not expected to have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset. Amortization of the costs would continue to be reported as interest expense. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. In the fourth quarter 2015 we adopted this guidance and the impact to the consolidated balance sheets from the reclassification of such costs was a reduction to both total assets and total liabilities of $8.8 million and $1.6 million as of December 31, 2015 and 2014, respectively.
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the third quarter 2015 and it did not have a material impact on our consolidated financial position, results of operations and financial statement disclosures. See “Note 3. Operating Real Estate” for more information regarding adjustments to provisional amounts that occurred during the year ended December 31, 2015.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Year Ended December 31, 2015 to December 31, 2014 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Resident fee income	$63,056	$14,511	$48,545	334.5%
Rental income	28,456	8,038	20,418	254.0%
Interest income	17,763	7,490	10,273	137.2%
Other revenue	1,941	—	1,941	N/A
Total revenues	111,216	30,039	81,177	270.2%

Expenses
Property operating expenses	45,773	10,810	34,963	323.4%
Interest expense	17,617	2,981	14,636	491.0%
Transaction costs	5,765	3,405	2,360	69.3%
Asset management and other fees-related party	33,385	8,220	25,165	306.1%
General and administrative expenses	20,213	4,418	15,795	357.5%
Depreciation and amortization	27,038	4,291	22,747	530.1%
Total expenses	149,791	34,125	115,666	338.9%
Other income (loss)
Realized gain (loss), net	(721)	(156)	(565)	362.2%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(39,296)	(4,242)	(35,054)	826.4%
Equity in earnings (losses) of unconsolidated ventures	(49,046)	(12,127)	(36,919)	304.4%
Income tax benefit (expense)	5,598	1,390	4,208	302.7%
Net income (loss)	$(82,744)	$(14,979)	$(67,765)	452.4%
Revenues
Resident Fee Income
Resident fee income increase of $48.5 million was primarily driven by the new RIDEA properties acquired in 2015.
Rental Income
Rental income increase of $20.4 million was mainly attributable to the new net lease portfolio acquired in our real estate equity segment in 2015.
Interest Income
Interest income increase of $10.3 million was generated by new investments in our real estate debt segment in 2015.
Other Revenue
Other revenue of $1.9 million was related to a commitment fee received for a real estate debt investment.
Expenses
Property Operating Expenses
Property operating expenses increase of $35.0 million was primarily attributable to the new RIDEA properties acquired in 2015.
Interest Expense
Interest expense increase of $14.6 million was attributable to mortgage notes payable associated with new investments in our real estate equity segment.

Transaction Costs
Transaction costs primarily represented expenses such as professional fees associated with new real estate equity investments. Transaction costs increase of $2.4 million was related to a higher level of acquisition activity in our real estate equity segment in 2015.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $25.2 million was driven by heightened investment activity in 2015.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $15.8 million was primarily attributable to increased operating costs from greater investment activity in 2015.
Depreciation and Amortization
Depreciation and amortization expense increase of $22.7 million was primarily related to new acquisitions in our real estate equity segment in 2015.
Other Income (Loss)
Realized Gain (Loss), net
Realized loss increase of $0.6 million related to the write-off of deferred financing costs due to the termination of our Term Loan Facility, which was partially offset by the gain on sale of three remainder interest units in our Watermark Fountains portfolio.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Unconsolidated ventures incurred losses of $49.0 million related to 2015 acquisitions in our real estate equity segment in 2015. The losses were mainly driven by certain transaction costs and fees incurred in connection with acquiring joint venture investments. For the year ended December 31, 2015, our unconsolidated ventures generated operating income of $24.0 million, excluding $73.0 million of depreciation and amortization expense and transaction costs.
Income Tax Benefit (Expense)
The income tax benefit for the year ended December 31, 2015 represents a net benefit of $5.6 million related to our RIDEA properties, which operate through TRS. The income tax net benefit for the year ended December 31, 2014 was $1.4 million related to our senior housing facilities operating under a RIDEA structure.

Comparison of the Year Ended December 31, 2014 to December 31, 2013 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Resident fee income	$14,511	$38	$14,473	38,086.8%
Rental income	8,038	488	7,550	1,547.1%
Interest income	7,490	375	7,115	1,897.3%
Total revenues	30,039	901	29,138	3,234.0%

Expenses
Property operating expenses	10,810	24	10,786	44,941.7%
Interest expense	2,981	98	2,883	2,941.8%
Transaction costs	3,405	1,570	1,835	116.9%
Asset management and other fees-related party	8,220	1,334	6,886	516.2%
General and administrative expenses	4,418	313	4,105	1,311.5%
Depreciation and amortization	4,291	132	4,159	3,150.8%
Total expenses	34,125	3,471	30,654	883.1%
Other income (loss)
Realized gain (loss), net	(156)	—	(156)	N/A
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(4,242)	(2,570)	(1,672)	65.1%
Equity in earnings (losses) of unconsolidated ventures	(12,127)	—	(12,127)	N/A
Income tax benefit (expense)	1,390	—	1,390	N/A
Net income (loss)	$(14,979)	$(2,570)	$(12,409)	482.8%
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
Realized Gain (Loss), net
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
Income Tax Benefit (Expense)
The income tax benefit for the year ended December 31, 2014 represents a net benefit of $1.4 million related to our senior housing facilities operating under a RIDEA structure. The income tax expense for the year ended December 31, 2013 was an immaterial amount.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. We obtained the capital required to acquire and manage our healthcare real estate portfolio and conduct our operations from the proceeds of our Offering. We do not currently intend to conduct any future offerings, other than through our DRP. We may access additional capital from secured or unsecured financings from banks and other lenders, net proceeds from asset repayments and sales and from any undistributed funds from our operations. As of March 23, 2016, we had $153.1 million of investable cash.
Offering
From inception through March 23, 2016, we have raised total gross proceeds of $1.8 billion.
We are no longer raising capital from our Offering and we have invested a substantial majority of the net proceeds from our Offering. Since the successful completion of our Offering, we have only been raising new equity capital through our DRP, and as such, do not expect significant new investment activity. However, as investments are repaid or sold, we expect that those proceeds will be reinvested. Our inability to invest these proceeds could reduce our net income and limit our ability to make distributions. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly-registered REIT. We expect our net income from operations will be sufficient to cover such expenses.
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments, is 75% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of December 31, 2015, our leverage was 43.6%. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our Advisor, our Prior Advisor and our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering costs through the completion of our Offering was 10.4% of total proceeds raised from our Offering, below the 15.0% maximum allowed. We expect to continue to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and acquisition or origination of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. We renewed our advisory agreement with our Advisor on June 30, 2015 for an additional one-year term.
Term Loan Facility
In November 2013, we entered into our Term Loan Facility, to finance real estate investments and first mortgage loans secured by healthcare real estate. On September 28, 2015, we voluntarily terminated our Term Loan Facility, as we have been able to obtain attractive asset-level borrowings to finance our investments and no amounts were drawn under our Term Loan Facility.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
Cash flow provided by (used in):	2015	2014	2013
Operating activities	$(8,563)	$(1,920)	$(342)
Investing activities	(1,069,333)	(581,879)	(59,069)
Financing activities	1,164,453	805,934	104,746
Net increase (decrease) in cash	$86,557	$222,135	$45,335
Year Ended December 31, 2015 Compared to December 31, 2014
Net cash used in operating activities was $8.6 million for the year ended December 31, 2015 compared to $1.9 million for the year ended December 31, 2014. The increase in net cash used in operating activities was primarily related to a substantial increase in investment activity made during the period resulting in an increase in fees paid to our Advisor for the management of our investments, and other general and administrative expenses, transaction costs and interest expense due to additional borrowings on mortgage notes. This increase is partially offset by the net income generated from our real estate equity and debt investments.
Net cash used in investing activities was $1.1 billion for the year ended December 31, 2015 compared to $581.9 million for the year ended December 31, 2014. The increase in net cash used in investing activities is primarily related to real estate equity investments and investments in unconsolidated ventures.
Net cash provided by financing activities was $1.2 billion for the year ended December 31, 2015 compared to $805.9 million for the year ended December 31, 2014. The increase in net cash provided by financing activities is primarily related to new borrowings in connection with new acquisitions and net proceeds from the issuance of common stock through our Offering, partially offset by distributions paid on and redemption of our common stock and payment of deferred financing costs.
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
Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2015 (dollars in thousands):

	Payments Due by Period
		2016	2017 - 2018	2019 - 2020
	Total	Less than 1 year	1-3 years (4)	3-5 years (5)	More than 5 years
Mortgage notes payable	$579,750	$232	$18,981	$43,614	$516,923
Estimated interest payments(1)	147,001	22,717	45,027	42,231	37,026
Total(2)(3)	$726,751	$22,949	$64,008	$85,845	$553,949
_____________________________________

(1)
Estimated interest payments are based on the weighted average life of the borrowings. Applicable LIBOR benchmark plus the respective spread as of December 31, 2015 was used to estimate payments for our floating-rate borrowings.

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

(4)	Total includes $26.1 million and $37.9 million for years ended December 31, 2017 and 2018, respectively.

(5)	Total includes $54.7 million and $31.1 million for years ended December 31, 2019 and 2020, respectively.

In addition, our joint venture partners may be entitled to call additional capital under the governing documents of our joint ventures and certain of our tenants/operators/managers may require us to fund capital projects under our leases or management agreements. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences for any such failure to fund.

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
Incentive Fee
Our Advisor, or its affiliates, is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital.
Acquisition Fee
Our Advisor, or its affiliates, also receives an acquisition fee equal to 2.25% of each real estate property acquired by us, including acquisition costs and any financing attributable to an equity investment (or our proportionate share thereof in the case of an equity investment made through a joint venture) and 1.0% of the amount funded or allocated by us to acquire or originate debt investments, including acquisition costs and any financing attributable to such investments (or our proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee incurred related to an equity investment is generally expensed as incurred. An acquisition fee paid to our Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on our consolidated balance sheets. An acquisition fee paid to our Advisor related to the origination or acquisition of debt investments is included in debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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
Reimbursements to Advisor
Operating Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Our Advisor allocates, in good faith, indirect costs to us related to our Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor. The indirect costs include our allocable share of our Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of our Advisor) and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. Our Advisor allocates these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including our independent directors. Our Advisor will update our board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.

Organization and Offering Costs
Our Advisor, or its affiliates, was entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from our Primary Offering. Our Advisor did not expect reimbursable organization and offering costs, including costs incurred in connection with our Follow-on Offering but excluding selling commissions and dealer manager fees, to exceed $22.5 million, or 1.5% of the total proceeds available to be raised from our Primary Offering. Based on gross proceeds of $1.7 billion from the Primary Offering, we incurred reimbursable organizational and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% expected. Our independent directors did not determine that any of the organization and offering costs were unfair and commercially unreasonable.
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, we paid our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we paid our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which was typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the years ended December 31, 2015, 2014, and 2013 and the amount due to related party as of December 31, 2015 and 2014 (dollars in thousands):

		Years Ended December 31,			Due to Related Party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2015 (1)	2014	2013	2015	2014
Fees to Advisor
Asset management	Asset management and other fees-related party	$19,015	$3,406	$101	$22	$6
Acquisition(2)	Real estate debt investments, net / investments in unconsolidated ventures / asset management and other fees-related party	38,449	21,215	1,346	378	245
Disposition(2)	Real estate debt investments, net	113	—	—	—	—
Reimbursements to Advisor
Operating costs(3)	General and administrative expenses	19,344	3,795	189	4	12
Organization	General and administrative expenses	—	281	82	—	2
Offering	Cost of capital(4)	5,038	4,489	1,549	39	490
Selling commissions / Dealer manager fees	Cost of capital(4)	75,354	83,655	10,561	—	—
Total					$443	$755
_____________________________

(1)	For the year ended December 31, 2015, the aggregate amount of fees and all other costs paid to our Advisor was $82.3 million.

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

(3)
As of December 31, 2015, our Advisor has incurred unreimbursed operating costs on our behalf of $7.6 million, that remain eligible to allocate to us. For the year ended December 31, 2015, total operating expenses included in the 2%/25% Guidelines represented 2.0% of average invested assets and 66.3% of net loss without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(4)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2015, the ratio of offering costs to total capital raised was 9.8%.

NorthStar Realty Purchase of Common Stock
On January 29, 2015, our board of directors approved an amended and restated distribution support agreement, or our Distribution Support Agreement, extending the term until February 6, 2017. Pursuant to our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share during our Initial Offering and at $9.18 per share during our Follow-on Offering, if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of December 31, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 588,116 shares of our common stock for $5.3 million. As our Follow-on Offering has now been completed, NorthStar Realty has no further obligation to purchase shares under the Distribution Support Agreement.
Investments in Joint Ventures
In May 2014, we, through a general partnership with NorthStar Realty, acquired a 5.6% interest in the Eclipse portfolio, a $1.1 billion healthcare portfolio, and contributed $23.4 million of cash for our interest in the investment. The purchase was approved by our board of directors, including all of its independent directors.
In December 2014, we, through a general partnership with NorthStar Realty, acquired a 14.3% interest in the Griffin-American portfolio for $187.2 million in cash, including our pro rata share of transaction costs. The purchase was approved by our board of directors, including all of our independent directors.
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and us, our Sponsor acquired a 43%, as adjusted, ownership interest in American Healthcare Investors, LLC, or AHI and Mr. James F. Flaherty III, a strategic partner of our Sponsor, acquired a 12.3% ownership interest in AHI.  AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Realty.  In connection with our Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to our Advisor, NorthStar Realty and us. Initially, AHI provides such services to us only with respect to our interest in the Griffin-American portfolio or in connection with certain joint acquisitions with NorthStar Realty and, following completion of our Offering and substantial investment of our proceeds, AHI will provide such services for all of our assets, other than joint ventures with Formation.  Consequently, AHI will assist our Advisor in managing the Griffin-American portfolio and other current and future healthcare assets owned by us and NorthStar Realty.
In May 2015, we, through general partnerships with NorthStar Realty, acquired a 40.0% interest in the Winterfell portfolio, a $875.0 million healthcare portfolio, and contributed $98.7 million of cash for our interest in the investment, including our pro rata share of transaction costs. In March 2016, we acquired NorthStar Realty’s interest in the Winterfell portfolio. (Refer to Recent Developments.)
In December 2015, we, through a joint venture with Griffin-American Healthcare REIT III, Inc. (“GAHR3”), a REIT sponsored and advised by AHI, acquired a 29% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio, and contributed $202 million.
Origination of Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, the Espresso joint venture, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.
Recent Developments
Distribution Reinvestment Plan
For the period from January 1, 2016 through March 23, 2016, we issued 1.7 million shares pursuant to the DRP representing gross proceeds of $16.7 million.
Distributions
On March 2, 2016, our board of directors approved a daily cash distribution of $0.001844262 per share of common stock for each of the three months ended June 30, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases

From January 1, 2016 through March 23, 2016, we repurchased 0.3 million shares for a total of $2.7 million or a weighted average price of $9.52 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
Winterfell
On March 1, 2016, we completed the acquisition of NorthStar Realty’s 60% interest in the Winterfell portfolio, increasing our ownership in the portfolio to 100%, for a purchase price of $534.5 million, excluding escrows and subject to customary prorations and adjustments. We funded the acquisition with approximately $146.0 million of equity, plus closing costs and assumed NorthStar Realty’s 60% share of the outstanding borrowings with an aggregate principal amount of approximately $648.0 million. This transaction was approved by our board of directors, including all of its independent directors, and validated by an independent third-party appraisal for the Winterfell portfolio in accordance with our charter.
Inflation
Some of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors may influence our performance. A change in interest rates may correlate with the inflation rate. Substantially all of the leases allow for annual rent increases based on the greater of certain percentages or increase in the relevant consumer price index. Such types of leases generally minimize the risks of inflation on our healthcare properties.
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

•	amortization of a premium and accretion of a discount on debt investments;

•	non-recurring impairment of real estate-related investments that meet the specified criteria identified in the rules and regulations of the SEC;

•	realized gains (losses) from the early extinguishment of debt;

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
MFFO excludes impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves/impairment on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. With respect to debt investments, we consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If the estimated fair value of the underlying collateral for the debt investment is less than its net carrying value, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. With respect to a real estate investment, a property’s value is considered impaired if our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. The value of our investments may be impaired and their carrying values may not be recoverable due to our limited life. Investors should note that while impairment charges are excluded from the calculation of MFFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flow and the relatively limited term of a non-traded REIT’s anticipated operations, it could be difficult to recover any impairment charges through operational net revenues or cash flow prior to any liquidity event.
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

The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(82,370)	$(14,945)	$(2,560)
Adjustments:
Depreciation and amortization	27,038	4,291	132
Depreciation and amortization related to unconsolidated ventures	42,801	3,390	—
Depreciation and amortization related to non-controlling interests	(568)	(62)	—
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(13,099)	$(7,326)	$(2,428)
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(13,099)	$(7,326)	$(2,428)
Adjustments:
Acquisition fees and transaction costs	20,114	8,207	2,814
Straight-line rental (income) loss	(3,413)	(1,149)	(53)
Amortization of premiums, discounts and fees on investments and borrowings, net	1,684	906	31
Deferred tax (benefit) expense	(5,611)	(1,415)	—
Adjustments related to unconsolidated ventures (1)	38,353	11,884	—
Adjustments related to non-controlling interests	(147)	(34)	(9)
Realized gain (loss), net	721	156	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$38,602	$11,229	$355
___________________________________

(1)
Primarily represents the Company’s proportionate share of transaction costs and amortization of above/below market debt adjustments and deferred financing costs incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the date of our first investment on April 5, 2013 through December 31, 2015, we paid an annualized distribution amount of $0.675 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,
	2015		2014
Distributions(1)
Cash	$38,972		$11,897
DRP	49,299		14,744
Total	$88,271		$26,641

Sources of Distributions(1)
FFO(2)	$—	—%	$—	—%

Offering proceeds - Distribution support	2,614	3%	629	2%
Offering proceeds - Other	85,657	97%	26,012	98%
Total	$88,271	100%	$26,641	100%

Cash Flow Provided by (Used in) Operations	$(8,563)		$(1,920)

_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through December 31, 2015, we declared $116.2 million in distributions. Cumulative FFO for the period from April 5, 2013 through December 31, 2015 was negative $22.8 million. We did not generate positive FFO to pay distributions for the years ended December 31, 2015 and 2014.

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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to financing our equity investments, as well as changes in net interest income of our real estate debt investments. As of December 31, 2015, 13.1% of our total borrowings were floating rate liabilities and 61.2% of our real estate debt investments were floating rate investments. Of the floating rate liabilities, 100% related to our directly owned operating real estate equity investment mortgage notes payable.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs by borrowing primarily at fixed rates or variable rates with the lowest margins available and by evaluating hedging opportunities.
For longer duration, relatively stable real estate cash flows such as those derived from net lease assets, we seek to use fixed rate financing. For real estate cash flows with greater growth potential such as properties operating under a RIDEA structure, we may use floating rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow projections and potential increases in interest rates.
Our debt investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, some of our floating-rate debt investments have a fixed minimum LIBOR rate that is in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments. As of December 31, 2015, one of our floating-rate investments, excluding our unconsolidated joint ventures, had a LIBOR floor in excess of the current LIBOR rate, so a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase income by $0.5 million annually.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of December 31, 2015, we had one fixed-rate debt investment with a carrying value of $74.5 million.
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

Credit Risk
We are subject to the credit risk of the operators or managers of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator or manager’s business as well as an assessment of the strategic importance of the underlying real estate to the operator or manager’s core business operations. Where appropriate, we may seek to augment the operator or manager’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases, management agreements or joint venture arrangements. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. The extent of pending or future healthcare regulation may have a material impact on the valuation and financial performance of this portion of our portfolio. For the year ended December 31, 2015, gross revenues from one of our operators, Watermark Retirement Communities, were 70.1% of our total revenues attributable to direct investments.
Credit risk in our debt investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2015, three debt investments each contributed more than 10.0% of interest income. As of December 31, 2015, Sava Senior Care was the borrower under 53.7% of the aggregate principal amount our debt investments.

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
We have audited the accompanying consolidated balance sheets of NorthStar Healthcare Income, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Healthcare Income, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
New York, New York
March 28, 2016

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2015	2014
Assets
Cash	$354,229	$267,672
Restricted cash	15,612	8,706
Operating real estate, net	832,253	259,409
Investments in unconsolidated ventures (refer to Note 4)	534,541	215,175
Real estate debt investments, net	192,934	146,267
Receivables, net	8,016	10,161
Deferred costs and intangible assets, net	44,261	1,329
Other assets	20,382	8,385
Total assets	$2,002,228	$917,104

Liabilities
Mortgage notes payable	$570,985	$74,355
Due to related party	443	755
Escrow deposits payable	2,046	2,385
Distribution payable	10,002	4,794
Accounts payable and accrued expenses	10,234	2,830
Other liabilities	3,018	—
Total liabilities	596,728	85,119
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 179,137,202 and 97,971,587 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	1,791	980
Additional paid-in capital	1,614,452	875,205
Retained earnings (accumulated deficit)	(216,099)	(45,458)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	1,400,144	830,727
Non-controlling interests	5,356	1,258
Total equity	1,405,500	831,985
Total liabilities and equity	$2,002,228	$917,104

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2015	2014	2013
Revenues
Resident fee income	$63,056	$14,511	$38
Rental income	28,456	8,038	488
Interest income	17,763	7,490	375
Other revenue	1,941	—	—
Total revenues	111,216	30,039	901
Expenses
Property operating expenses	45,773	10,810	24
Interest expense	17,617	2,981	98
Transaction costs	5,765	3,405	1,570
Asset management and other fees - related party	33,385	8,220	1,334
General and administrative expenses	20,213	4,418	313
Depreciation and amortization	27,038	4,291	132
Total expenses	149,791	34,125	3,471
Other income (loss)
Realized gain (loss), net	(721)	(156)	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(39,296)	(4,242)	(2,570)
Equity in earnings (losses) of unconsolidated ventures	(49,046)	(12,127)	—
Income tax benefit (expense)	5,598	1,390	—
Net income (loss)	(82,744)	(14,979)	(2,570)
Net (income) loss attributable to non-controlling interests	374	34	10
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(82,370)	$(14,945)	$(2,560)
Net income (loss) per share of common stock, basic/diluted	$(0.63)	$(0.38)	$(1.26)
Weighted average number of shares of common stock outstanding, basic/diluted	131,104,887	39,804,750	2,026,378

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(82,744)	$(14,979)	$(2,570)
Comprehensive income (loss)	(82,744)	(14,979)	(2,570)
Comprehensive (income) loss attributable to non-controlling interests	374	34	10
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc.	$(82,370)	$(14,945)	$(2,560)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2012	22	$—	$200	$—	$200	$2	$202
Net proceeds from issuance of common stock (refer to Note 7)	10,905	110	96,486	—	96,596	—	96,596
Issuance and amortization of equity-based compensation	23	—	32	—	32	—	32
Non-controlling interest - contributions	—	—		—	—	210	210
Distributions declared	—	—		(1,312)	(1,312)	—	(1,312)
Proceeds from distribution reinvestment plan	35	—	337	—	337	—	337
Net income (loss)	—	—		(2,560)	(2,560)	(10)	(2,570)
Balance as of December 31, 2013	10,985	$110	$97,055	$(3,872)	$93,293	$202	$93,495
Net proceeds from issuance of common stock	85,691	857	765,872	—	766,729	—	766,729
Issuance and amortization of equity-based compensation	8	—	60	—	60	—	60
Non-controlling interests - contributions	—	—	—	—	—	1,090	1,090
Shares redeemed for cash	(14)	—	(142)	—	(142)	—	(142)
Distributions declared	—	—	—	(26,641)	(26,641)	—	(26,641)
Proceeds from distribution reinvestment plan	1,302	13	12,360	—	12,373	—	12,373
Net income (loss)	—	—	—	(14,945)	(14,945)	(34)	(14,979)
Balance as of December 31, 2014	97,972	$980	$875,205	$(45,458)	$830,727	$1,258	$831,985
Net proceeds from issuance of common stock	76,761	767	696,724	—	697,491	—	697,491
Issuance and amortization of equity-based compensation	12	—	115	—	115	—	115
Non-controlling interests - contributions	—	—	—	—	—	4,472	4,472
Shares redeemed for cash	(407)	(4)	(3,924)	—	(3,928)	—	(3,928)
Distributions declared	—	—	—	(88,271)	(88,271)	—	(88,271)
Proceeds from distribution reinvestment plan	4,799	48	46,332	—	46,380	—	46,380
Net income (loss)	—	—	—	(82,370)	(82,370)	(374)	(82,744)
Balance as of December 31, 2015	179,137	$1,791	$1,614,452	$(216,099)	$1,400,144	$5,356	$1,405,500

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(82,744)	$(14,979)	$(2,570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	49,046	12,127	—
Depreciation and amortization	27,038	4,291	132
Straight-line rental income	(3,413)	(1,149)	(53)
Amortization of premium/accretion of discount on investments	107	141	—
Amortization of deferred financing costs	1,552	605	31
Amortization of equity-based compensation	115	60	32
Deferred income tax benefit, net	(5,611)	(1,415)	—
Realized (gain) loss, net	721	156	—
Distributions from unconsolidated ventures (refer to Note 4)	249	199	—
Changes in assets and liabilities:
Restricted cash	(969)	(2,108)	(180)
Receivables, net	(2,250)	(980)	(64)
Other assets	612	(154)	(67)
Due to related party	(730)	(876)	785
Escrow deposits payable	(175)	570	1,044
Accounts payable and accrued expenses	7,403	1,592	568
Other liabilities	486	—	—
Net cash provided by (used in) operating activities	(8,563)	(1,920)	(342)
Cash flows from investing activities:
Acquisition of operating real estate investments	(579,973)	(207,974)	(46,287)
Improvement of operating real estate investments	(11,889)	(1,524)	—
Origination of real estate debt investments	(74,438)	(20,024)	—
Acquisition of real estate debt investments	188	(120,521)	(11,250)
Repayment on real estate debt investments	27,476	—	—
Investment in unconsolidated ventures (refer to Note 4)	(394,015)	(225,380)	—
Distributions from unconsolidated ventures (refer to Note 4)	25,732	3,458	—
Deferred costs and intangible assets	(51,238)	—	—
Change in restricted cash	(5,930)	(4,472)	(428)
Other assets	(5,246)	(5,442)	(1,104)
Net cash provided by (used in) investing activities	(1,069,333)	(581,879)	(59,069)
Cash flows from financing activities:
Borrowing from mortgage notes	503,750	65,500	10,500
Repayment of mortgage notes	—	(7,782)	(31)
Payment of deferred financing costs	(8,328)	(2,612)	(1,114)
Change in restricted cash	(170)	(223)	(524)
Net proceeds from issuance of common stock	702,743	759,492	94,052
Net proceeds from issuance of common stock, related party	2,597	642	2,071
Shares redeemed for cash	(3,928)	(142)	—
Distributions paid on common stock	(83,063)	(22,404)	(755)
Proceeds from distribution reinvestment plan	46,380	12,373	337
Contributions from non-controlling interests	4,472	1,090	210
Net cash provided by (used in) financing activities	1,164,453	805,934	104,746

Net increase (decrease) in cash	86,557	222,135	45,335
Cash - beginning of period	267,672	45,537	202
Cash - end of period	$354,229	$267,672	$45,537

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Years Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,930	$1,750	$24
Cash paid for income taxes	916	21	—
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 7)	$42	$1,333	$448
Subscriptions receivable, gross	111	8,758	921
Escrow deposits related to investments	139	46	729
Distribution payable	10,002	4,794	557
Conversion of real estate debt investment to investment in unconsolidated ventures	—	5,387	—
Mortgage notes assumed	—	—	7,813
Accrued capital expenditures	1,003	228	—
Other liabilities	2,532	191	—
Accrued acquisition fees - unconsolidated ventures	378	—	—
Reclassification of deferred financing costs to mortgage notes payable	8,765	1,645	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar Healthcare Income, Inc. (the “Company”) was formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which the Company defines as assisted living (“ALF”), memory care (“MCF”), skilled nursing (“SNF”), independent living (“ILF”) facilities and continuing care retirement communities which may have independent living, assisted living, skilled nursing and memory care available on one campus (“CCRC”). The Company also invests in other healthcare property types, including medical office buildings (“MOB”), hospitals, rehabilitation facilities and ancillary services businesses. The Company’s investments are predominantly in the United States, but it also selectively makes international investments. The Company was formed in October 2010 as a Maryland corporation and commenced operations in February 2013. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
The Company’s equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, predominantly through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures that permit the Company, through taxable REIT subsidiaries (“TRS”), to have direct exposure to resident fee income and incur related operating expenses. The Company’s debt investments consist of first mortgage loans and mezzanine loans. The Company currently owns no securities investments.
The Company is externally managed and has no employees. Prior to June 30, 2014, the Company was managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF) (“NorthStar Realty”). Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM) (the “Sponsor”). The Sponsor and its affiliates provide asset management and other services to the Company, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies the Sponsor and its affiliates may manage in the future (collectively, the “NSAM Managed Companies”), both in the United States and internationally. Concurrent with the spin-off, affiliates of the Sponsor entered into a new advisory agreement with the Company and each of the other NSAM Managed Companies. Pursuant to the Company’s advisory agreement, NSAM J-NSHC Ltd, an affiliate of the Sponsor (the “Advisor”), agreed to manage the day-to-day operations of the Company on terms substantially similar to those set forth in the Company’s prior advisory agreement with NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”). References to the “Prior Advisor” herein refer to the services performed by and fees paid and accrued to the Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on the Company’s operations.
Substantially all the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the consolidated balance sheets as of December 31, 2015 and 2014. As the Company accepts subscriptions for shares, it contributes substantially all of the net proceeds from its continuous, public offering to the Operating Partnership as a capital contribution. As of December 31, 2015, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company initially registered to offer up to 100.0 million shares pursuant to its primary offering to the public (the “Initial Primary Offering”) and up to 10.5 million shares pursuant to its distribution reinvestment plan (the “Initial DRP”), which are herein collectively referred to as the Initial Offering. The Initial Offering (including 8.6 million shares reallocated from the Initial DRP) was completed on February 2, 2015 by raising $1.1 billion. All of the shares initially registered for the Initial Offering were issued.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 6, 2015, the Company’s registration statement on Form S-11 was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) for a follow-on public offering (the “Follow-on Offering”) of up to $700.0 million which includes up to $500.0 million in shares pursuant to its follow-on primary offering (the “Follow-on Primary Offering”) and up to $200.0 million in shares pursuant to its follow-on distribution reinvestment plan (the “Follow-on DRP”). The Company stopped accepting subscriptions for the Follow-on Offering on December 17, 2015 and all of the shares initially registered (including $159.5 million of shares reallocated from the Follow-on DRP) for the Offering were issued on or before January 19, 2016. The Company registered an additional 30.0 million shares to be offered pursuant to DRP beyond the completion of the Offering and continue to offer such shares.
The Initial Primary Offering and the Follow-on Primary Offering are collectively referred to as the Primary Offering and the distribution reinvestment plan, including but not limited to, the Initial DRP and Follow-on DRP are collectively referred to as the DRP. Additionally, the Primary Offering and the Initial DRP and Follow-on DRP are collectively referred to as the Offering.
The Company retained NorthStar Securities, LLC (the “Dealer Manager”), formerly a subsidiary of NorthStar Realty that became a subsidiary of the Sponsor upon completion of the spin-off, to serve as the dealer manager for the Primary Offering.
On February 11, 2013, the Company commenced operations by satisfying the minimum offering requirement in its Initial Primary Offering as a result of NorthStar Realty purchasing 222,223 shares of common stock for $2.0 million. From inception through March 23, 2016, the Company raised total gross proceeds of $1.8 billion.

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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing. As of December 31, 2015, the Company identified one VIE related to its real estate equity investments. The VIE has a carrying

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of $41.9 million as of December 31, 2015. The Company’s maximum exposure to loss as of December 31, 2015 would not exceed the carrying value of its investment in the VIE and its investment in a $75.0 million mezzanine loan to a subsidiary of the VIE. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, the VIE is not consolidated in the Company’s financial statements as of December 31, 2015. The Company did not provide financial support to its unconsolidated VIE during the year ended December 31, 2015. As of December 31, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIE.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or through a simple majority vote.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (loss) (“OCI”).
Cash
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

Category:	Term:
Building	40 years
Building improvements	Lesser of the useful life or remaining life of the building
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture and fixtures	7 to 10 years
Land improvements	15 years
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
Real Estate Securities
The Company classifies its securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of December 31, 2015, the Company does not own any securities investments.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Costs and Intangible Assets
Deferred Costs
Deferred costs include deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
During the quarter ended December 31, 2015, the Company elected to early adopt ASU 2015-03. Under ASU 2015-03, capitalized deferred financing costs, previously recorded in deferred costs and intangible assets, net on the consolidated balance sheets, are presented as a direct deduction from the carrying amount of the debt liability to which these costs relate to mortgage notes payable, and this presentation is retrospectively applied to prior periods.
For capitalized deferred financing costs that had been incurred relating to the credit facility agreement, the Company presented these costs in deferred costs and intangible assets, net, on the accompanying consolidated balance sheet as amounts could have been drawn and repaid periodically.
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
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets.
The following table presents a summary of deferred costs and intangible assets as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014

Deferred costs and intangible assets:
In-place lease value, net	$21,307	$—
Goodwill	22,112	—
Other intangible assets	380	—
Subtotal intangible assets	43,799	—
Deferred financing and other costs, net	462	1,329
Total	$44,261	$1,329
The Company recorded $12.1 million of in-place lease and deferred lease cost amortization expense for the year ended December 31, 2015.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents annual amortization of deferred costs and intangible assets (dollars in thousands):

Years Ending December 31:
2016	$9,750
2017	1,839
2018	1,839
2019	1,839
2020	1,839
Thereafter (1)	4,663
Total	$21,769
______________________________________________________

(1)	Identified intangibles will be amortized through periods ending September 2029.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the years ended December 31, 2015 and 2014, total acquisition fees and expenses did not exceed the allowed limit for any investment with the exception of the acquisition of an unconsolidated venture in July 2015, whereby the majority of the directors, including independent directors, unanimously determined that such costs in excess of the allowed limit were commercially competitive, fair and reasonable to the Company. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014

Other assets:
Investment deposits and pending deal costs	$6,629	$6,721
Remainder interest in condominium units(1)	5,401	—
Deferred tax assets	7,026	1,415
Prepaid expenses	790	194
Other	536	55
Total	$20,382	$8,385

__________________________________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rental fees to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rent recognized over the amount contractually due pursuant to the underlying leases is included in receivables on the consolidated balance sheets. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property, as applicable. This revenue is accrued in the same period as the expenses are incurred.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also generates operating income from operating healthcare properties. Revenue related to operating healthcare properties includes resident room and care charges and other resident service charges. Revenue is recognized when such services are provided, generally defined as the date upon which a resident occupies a room or uses the services and is recorded in resident fee income in the consolidated statements of operations.
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
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income. As of December 31, 2015, the Company does not own any securities investments.
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
An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts. The Company had no allowance for doubtful accounts as of December 31, 2015.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2015, the Company did not have any impaired real estate debt investments.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in Unconsolidated Ventures
The Company reviews its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in the consolidated statements of operations.
Real Estate Securities
Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of December 31, 2015, the Company did not own any real estate securities.
Organization and Offering Costs
The Advisor, or its affiliates, was entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from the Primary Offering. The Advisor did not expect reimbursable organization and offering costs, including costs incurred in connection with the Follow-on Offering but excluding selling commissions and dealer manager fees, to exceed $22.5 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. Based on gross proceeds of $1.7 billion from the Primary Offering, the Company incurred reimbursable organizational and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% expected. The Company records organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs are recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs are recorded as a reduction to equity.
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. The Company has assessed its tax positions for all open tax years, which include 2013 to 2015, and concluded there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as interest expense. The Company has not recognized any such amounts related to uncertain tax positions for the years ended December 31, 2015, 2014 and 2013.

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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. The Company and its U.S. subsidiaries will file a consolidated federal income tax return. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations.
The Company recorded a net income tax benefit of $5.6 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company will adopt the new standard on January 1, 2016 and it is not expected to have a material impact on its consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset. Amortization of the costs would continue to be reported as interest expense. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. In the fourth quarter 2015 the Company adopted this guidance and the impact to the consolidated balance sheets from the reclassification of such costs was a reduction to both total assets and total liabilities of $8.8 million and $1.6 million as of December 31, 2015 and 2014, respectively.
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the third quarter 2015 and it did not have a material impact on the Company’s consolidated financial position, results of operations and financial statement disclosures. See “Note 3. Operating Real Estate” for more information regarding adjustments to provisional amounts that occurred during the year ended December 31, 2015.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2015 and December 31, 2014 (dollars in thousands):

	As of December 31,
	2015	2014
Land	$140,734	$20,035
Land improvements	8,384	—
Buildings and improvements	664,555	235,544
Tenant improvements	1,522	—
Construction in progress	9,119	1,320
Furniture and fixtures	27,325	6,927
Subtotal	851,639	263,826
Less: Accumulated depreciation	(19,386)	(4,417)
Operating real estate, net	$832,253	$259,409
For the years ended December 31, 2015, 2014 and 2013, depreciation expense was $15.0 million, $4.3 million and $0.1 million respectively.
Real Estate Acquisitions
The following table summarizes operating real estate acquisitions for the year ended December 31, 2015 (dollars in thousands):

Acquisition Date	Type	Portfolio	Amount(1)	Properties	Units	Location	Financing	Company’s Equity	Ownership Interest	Transaction Costs

June 2015	RIDEA(2)	Watermark Fountains	$376,781	10	2,374	Various	$236,456	$153,535	97.0%	$4,439

June 2015	Net Lease	Watermark Fountains	278,312	6	1,261	Various	173,544	90,567	100%	209

Grand Total			$655,093	16	3,635		$410,000	$244,102		$4,648
_________________________________________________

(1)
Includes initial net purchase price allocation related to net intangibles, deferred costs, other assets, if any, and may be adjusted for subsequent capital expenditures and upon completion of the final purchase price allocation.

(2)
The Company holds Remainder Interests in the Watermark Fountains condominium units, subject to life estates and refund liabilities, which are included in other assets and other liabilities, respectively, on the consolidated balance sheet. Includes one property in which the Company holds a Remainder Interest in 20 condominium units.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the final allocation of the purchase price of the assets acquired and liabilities issued upon the closing of the acquisition of Watermark Fountains portfolio in 2015 and the Arbors Portfolio in 2014 (dollars in thousands):

Assets:
Land and improvements	$135,681
Buildings and improvements	540,439
Intangible assets(1)	55,825
Other assets(2)	28,328
Total assets acquired	$760,273
Liabilities:
Mortgage notes payable	$410,000
Other liabilities(3)	2,773
Total liabilities	412,773
Total NorthStar Healthcare Income, Inc. stockholders’ equity	343,619
Non-controlling interests	3,881
Total equity	347,500
Total liabilities and equity	$760,273
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
In accordance with the newly adopted guidance, during the measurement-period, the Company determined that certain allocations of operating real estate acquired needed to be reclassified to intangible assets, other assets and other liabilities, which included a $7.4 million reclassification during the fourth quarter 2015 to goodwill from buildings and improvements related to a purchase price allocation that was finalized during the third quarter 2015. This resulted in an immaterial impact on the Company’s results of operations for the year ended December 31, 2015. The following table presents the effect of such purchase price reclassifications on the consolidated balance sheet as of December 31, 2015 (dollars in thousands):

	As Previously Disclosed(1)	Measurement-Period Adjustments	December 31, 2015
Operating real estate, net	$693,980	$(17,860)	$676,120
Deferred costs and intangible assets, net	38,680	17,145	55,825
Other assets(2)	27,315	1,013	28,328
Other liabilities(3)	(2,475)	(298)	(2,773)
Total	$757,500	$—	$757,500
_____________________________________________

(1)	Represents preliminary allocation of the purchase price of Watermark Fountains in 2015 and the Arbors Portfolio in 2014.

(2)	Primarily includes furniture and fixtures and Remainder Interests in condominium units.

(3)	Includes refund liabilities related to the Remainder Interests in condominium units.
From acquisition in June 2015 through December 31, 2015, the Company recorded aggregate revenue and net loss attributable to the Company of $60.4 million and $8.3 million, respectively, related to the Watermark Fountains acquisition. The net loss is primarily attributable to transaction costs and intangible amortization.
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

	Years Ended December 31,
	2015	2014
Pro forma total revenues	$150,878	$129,068
Pro forma net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(52,274)	(31,572)
Pro forma net income (loss) per share of common stock, basic/diluted	$(0.40)	$(0.79)

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2015 are as follows (dollars in thousands):

Years Ending December 31,
2016	$34,527
2017	35,784
2018	36,392
2019	37,302
2020	38,234
Thereafter	147,102
Total	$329,341
The rental properties owned at December 31, 2015 are leased under noncancelable operating leases with current expirations ranging from 2020 to 2029, with certain tenant renewal rights. These net lease arrangements require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investments in unconsolidated ventures, all of which are accounted for under the equity method. The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures.
Eclipse Joint Venture
In May 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), entered into a joint venture with an affiliate of Formation Capital, LLC (“Formation”) to acquire an interest in a $1.1 billion healthcare real estate portfolio comprised of over 8,500 units/beds across 44 ALFs and 36 SNFs, located primarily in Florida, Illinois, Oregon and Texas (“Eclipse”). The Company contributed $23.4 million for a 5.6% interest in the joint venture. As of December 31, 2015 and 2014, the carrying value of the Company’s investment was $17.4 million and $20.7 million, including $1.3 million and $1.3 million of capitalized acquisition costs, respectively. For the year ended December 31, 2015, the Company recognized in equity in losses, operating income of $0.7 million, which excludes $1.8 million of depreciation and amortization expense and transaction costs. For the year ended December 31, 2014, the Company recognized in equity in losses, operating income of $0.8 million, which excludes $1.5 million of depreciation and amortization expense and transaction costs.
Envoy Joint Venture
In June 2014, the Company made a subordinate interest investment of $5.0 million which was exchanged for an 11.4% limited partner interest in a joint venture (“Envoy”), with affiliates of Formation and Safanad Management Limited in September 2014. The joint venture owns a $145.0 million portfolio, subject to certain earn-out provisions, of 14 SNFs comprised of 1,658 beds and located in Virginia, Maryland and Pennsylvania. As of December 31, 2015 and 2014, the carrying value of the Company’s investment was $5.7 million and $5.4 million, including $0.4 million and $0.4 million of capitalized acquisition costs, respectively. For the year ended December 31, 2015, the Company recognized in equity in earnings, operating income of $1.1 million, which excludes $0.5 million of depreciation and amortization expense and transaction costs. For the year ended December 31, 2014, the Company recognized in equity in earnings, operating income of $0.4 million, which excludes $0.2 million of depreciation and amortization expense and transaction costs. As of December 31, 2015, undistributed earnings were $0.2 million.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a 14.3% interest in the joint venture for $187.2 million in cash, including a pro rata share of transaction costs. The Griffin-American portfolio includes 298 healthcare real estate properties located throughout the United States and in the United Kingdom, including 148 MOBs, 91 senior housing facilities, 45 SNFs and 14 hospitals.
As of December 31, 2015 and 2014, the carrying value of the Company’s investment was $178.1 million and $189.1 million, including $13.4 million and $13.3 million of capitalized acquisition costs, respectively. For the year ended December 31, 2015, the Company recognized in equity in losses, operating income of $14.3 million, which excludes $21.9 million of depreciation and amortization expense and $0.6 million of transaction costs. For the year ended December 31, 2014, the Company recognized in equity in losses, operating income of $0.9 million, which excludes $2.0 million of depreciation and amortization expense and $10.5 million of transaction costs.
Winterfell Joint Venture
In May 2015, the Company, through general partnerships with NorthStar Realty (refer to Note 7), acquired an interest in an $875.0 million healthcare real estate portfolio comprised of 32 private pay ILF from affiliates of Harvest Facility Holdings LP (“Winterfell”). The facilities comprising the portfolio contain approximately 3,983 units and are located in 12 different states, with the largest concentrations in California, Texas and Washington. The Company contributed $98.7 million for a 40.0% interest in the joint venture. As of December 31, 2015, the carrying value of the Company’s investment was $95.7 million, including $8.0 million of capitalized acquisition costs. From acquisition through December 31, 2015, the Company recognized in equity in losses, operating income of $5.5 million, which excludes $10.1 million of depreciation and amortization expense and $3.4 million of transaction costs.
Espresso Joint Venture
In July 2015, the Company, together with Formation and Safanad Management Limited, through a joint venture (“Espresso”) acquired the U.S. based operations of Extendicare International Inc. (“Extendicare”), including 152 SNFs and six ALFs located across 12 states, with the largest concentrations in Indiana, Kentucky, Ohio, Michigan and Wisconsin, for a total cost of $1.1 billion. The Company invested $55.0 million in cash for a 36.7% interest in the joint venture. In addition, the Company originated a $75.0 million mezzanine loan, to a subsidiary of Espresso, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.
As of December 31, 2015, the carrying value of the Company’s investment, excluding the originated $75.0 million mezzanine loan, was $41.9 million, including $7.6 million of capitalized acquisition costs. From acquisition through December 31, 2015, the Company recognized in equity in losses, operating income of $2.6 million, which excludes $3.2 million of depreciation and amortization expense and $18.0 million of transaction costs.
Trilogy Joint Venture
In December 2015, the Company, together with Griffin-American Healthcare REIT III, Inc. (“GAHR3”), through a joint venture (“Trilogy”) acquired approximately 96.0% of the outstanding equity interests of Trilogy Investors, LLC (“Trilogy Investors”) for a total cost of $1.2 billion, while certain members of Trilogy Investors, pre-closing management team retained approximately 4.0% of the outstanding equity interests. Trilogy Investors owns and/or leases 97 facilities, most of which are integrated senior healthcare campuses offering a range of care, including assisted living, memory care, independent living and skilled nursing services, located across Indiana, Ohio, Kentucky and Michigan, as well as an ancillary pharmacy business and an ancillary therapy business that provide services to the facilities and third parties. The Company contributed $202.0 million for a 29.0% interest in Trilogy. As of December 31, 2015, the carrying value of the Company’s investment was $195.7 million, including $7.7 million of capitalized acquisition costs. From acquisition through December 31, 2015, the Company recognized in equity in losses, operating losses of $0.2 million, which excludes $5.3 million of depreciation and amortization expense and $8.2 million of transaction costs.
Summarized Financial Data
The combined balance sheets and statements of operations for the Eclipse, Griffin-American, Winterfell, Espresso and Trilogy unconsolidated ventures as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 are as follows (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,			Years Ended December 31,
	2015	2014		2015	2014
Assets
Total assets	$8,220,650	$5,498,461	Total revenues	$733,166	$124,283
Liabilities and equity
Total Liabilities	$5,833,484	$3,939,554
Equity	2,387,166	1,558,907
Total liabilities and equity	$8,220,650	5,498,461	Net income (loss)	$(207,350)	$(92,588)
The Company did not have unconsolidated ventures for the year ended December 31, 2013.

5.	Real Estate Debt Investments
The following table presents debt investments as of December 31, 2015 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount	Carrying Value	Allocation by Investment Type(1)	Fixed Rate	Spread over LIBOR(2)	Total Unleveraged Current Yield
First mortgage loan(3)	1	$14,637	$14,637	7.6%	—%	8.3%	8.4%	100.0%
Mezzanine loans	3	178,774	178,297	92.4%	10.0%	10.2%	10.3%	58.0%
Total/Weighted Average	4	$193,411	$192,934	100.0%	10.0%	9.9%	10.2%	61.2%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum London Interbank Offered Rate (“LIBOR”) rate, as applicable.

(3)	Subject to a 0.3% minimum LIBOR rate (“LIBOR floor”).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2015, the Company originated one mezzanine loan with a principal amount of $75.0 million.
The following table presents debt investments as of December 31, 2014 (dollars in thousands):

					Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount	Carrying Value	Allocation by Investment Type(1)	Spread over LIBOR(2)	Total Unleveraged Current Yield
First mortgage loans(3)	2	$25,887	$25,887	17.7%	8.1%	8.3%	100.0%
Mezzanine loans	2	120,000	120,380	82.3%	10.2%	10.4%	100.0%
Total/Weighted Average	4	$145,887	$146,267	100.0%	9.8%	10.0%	100.0%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum LIBOR rate, as applicable.

(3)	As of December 31, 2014, all first mortgage loans were subject to a LIBOR floor with the weighted average of 0.6%.
The following table presents maturities of debt investments based on principal amount as of December 31, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
Years Ending December 31:
2016	$103,774	$—
2017	14,637	—
2018	—	—
2019	—	118,411
2020	—	—
Thereafter	75,000	75,000
Total	$193,411	$193,411
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of December 31, 2015, the weighted average maturity, including extensions, of debt investments was 4.1 years.
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
As of December 31, 2015, all debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the year ended December 31, 2015, three debt investments each contributed more than 10.0% of interest income.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings
The following table presents borrowings as of December 31, 2015 and 2014 (dollars in thousands):

				December 31, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount (6)	Carrying Value (6)	Principal Amount (6)	Carrying Value (6)
Mortgage notes payable
Peregrine Portfolio(2)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$24,000	$23,348	$24,000	$23,211
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	21,500	21,255	21,500	21,211
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	20,000	19,783	20,000	19,734
Milford, OH(3)	Non-recourse	Dec-18	LIBOR + 3.35%	10,500	10,282	10,500	10,199
Arbors Portfolio(4)
Various locations	Non-recourse	Feb-25	3.99%	93,750	91,712	—	—
Watermark Fountains Portfolio(5)
Various locations	Non-recourse	Jun-22	3.92%	410,000	404,605	—	—
Total				$579,750	$570,985	$76,000	$74,355
_____________________________________________________

(1)
Comprised of $41.5 million principal amount of floating rate borrowings at one-month LIBOR and $34.5 million principal amount of floating rate borrowings at three-month LIBOR, including $10.5 million subject to a LIBOR floor of 0.5%.

(2)
In December 2014, the Company entered into a mortgage note arrangement with a capacity of up to $30.0 million, subject to certain conditions, secured by four healthcare properties. As of December 31, 2015, the Company borrowed $24.0 million of this commitment, of which $7.6 million was used to repay an existing mortgage note payable. The repayment resulted in a $0.2 million loss on extinguishment of the mortgage note payable due to the write-off of deferred financing costs. As of December 31, 2015, the operator of the Peregrine portfolio did not maintain certain minimum financial coverage ratios and the Company will be required to fund $4.0 million into a lender controlled reserve, in addition to the $3.0 million previously funded. The reserve will be released to the Company once the portfolio can maintain a minimum debt yield of 10.0% for two consecutive quarters and a new operator is engaged by the Company.

(3)
The initial maturity of $10.5 million principal amount of a floating rate borrowing is December 2016, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(4)	In January 2015, the Company entered into four mortgage notes payable with an aggregate amount of $93.8 million, secured by four healthcare real estate properties.

(5)	Comprised of $410.0 million principal amount of fixed rate borrowings, secured by 15 healthcare real estate properties.

(6)	The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net.
The following table presents scheduled principal on borrowings based on fully extended maturity as of December 31, 2015 (dollars in thousands):

Years Ending December 31:
2016	$232
2017	3,516
2018	15,465
2019	33,032
2020	10,582
Thereafter	516,923
Total	$579,750
The Company is currently in compliance with all of its financial covenants.
Term Loan Facility
In November 2013, the Company, through the Operating Partnership, entered into a credit facility agreement with a national financial institution (the “Term Loan Facility”), to finance real estate investments and first mortgage loans secured by healthcare real estate. On September 28, 2015, the Company voluntarily terminated its Term Loan Facility, as the Company has been able to obtain attractive asset-level borrowings to finance its investments and no amounts were drawn under the Term Loan Facility. As of the date of termination, the Company wrote-off $0.9 million of deferred financing costs and there were no borrowings outstanding under the Term Loan Facility.

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
Incentive Fee
The Advisor, or its affiliates, is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital.
Acquisition Fee
The Advisor, or its affiliates, also receives an acquisition fee equal to 2.25% of each real estate property acquired by the Company, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an equity investment made through a joint venture) and 1.0% of the amount funded or allocated by the Company to acquire or originate debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an investment made through a joint venture). An acquisition fee incurred related to an equity investment is generally expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reimbursements to Advisor
Operating Costs
The Advisor, or its affiliates, is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocates, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs include the Company’s allocable share of the Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Advisor allocates these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor will update the board of directors on a quarterly basis of any material changes to the expense allocation and will provide a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
Organization and Offering Costs
The Advisor, or its affiliates, was entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from the Primary Offering. The Advisor did not expect reimbursable organization and offering costs, including costs incurred in connection with the Follow-on Offering but excluding selling commissions and dealer manager fees, to exceed $22.5 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. Based on gross proceeds of $1.7 billion from the Primary Offering, the Company incurred reimbursable organizational and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% expected. The Company’s independent directors did not determine that any of the organization and offering costs were unfair and commercially unreasonable.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the years ended December 31, 2015, 2014 and 2013 and the amount due to related party as of December 31, 2015 and 2014 (dollars in thousands):

		Years Ended December 31,			Due to Related Party as of December 31,
Type of Fee or Reimbursement	Financial Statement Location	2015	2014	2013	2015	2014
Fees to Advisor
Asset management	Asset management and other fees-related party	$19,015	$3,406	$101	$22	$6
Acquisition(1)	Real estate debt investments, net / investments in unconsolidated ventures / asset management and other fees-related party	38,449	21,215	1,346	378	245
Disposition(1)	Real estate debt investments, net	113	—	—	—	—
Reimbursements to Advisor
Operating costs(2)	General and administrative expenses	19,344	3,795	189	4	12
Organization	General and administrative expenses	—	281	82	—	2
Offering(2)	Cost of capital(3)	5,038	4,489	1,549	39	490
Selling commissions / Dealer manager fees	Cost of capital(3)	75,354	83,655	10,561	—	—
Total					$443	$755
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

(2)	As of December 31, 2015, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $7.6 million, that remain eligible to allocate to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
On January 29, 2015, the board of directors of the Company approved an amended and restated distribution support agreement (the “Distribution Support Agreement”) extending the term until February 6, 2017. Pursuant to the Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share during the Initial Offering and at $9.18 per share during the Follow-on Offering, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of December 31, 2015, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 588,116 shares of the Company’s common stock for $5.3 million. As the Follow-on Offering has now been completed, NorthStar Realty has no further obligation to purchase shares under the Distribution Support Agreement.
Investments in Joint Ventures
In May 2014, the Company, through a general partnership with NorthStar Realty, acquired a 5.6% interest in the Eclipse portfolio, a $1.1 billion healthcare portfolio, and contributed $23.4 million of cash for its interest in the investment. The purchase was approved by the Company’s board of directors, including all of its independent directors.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and the Company, the Sponsor acquired a 43%, as adjusted, ownership interest in American Healthcare Investors LLC (“AHI”) and Mr. James F. Flaherty III, a strategic partner of the Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by the Company and NorthStar Realty. In connection with the Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to the Advisor, NorthStar Realty and the Company. Initially, AHI provides such services to the Company only with respect to its interest in the Griffin-American portfolio or in connection with certain joint acquisitions with NorthStar Realty and, following completion of the Offering and substantial investment of the Company’s proceeds, AHI may provide such services to all of the Company’s assets other than joint ventures with Formation. Consequently, AHI will assist the Advisor in managing the Griffin-American portfolio and other current and future healthcare assets owned by the Company and NorthStar Realty.
In May 2015, the Company, through general partnerships with NorthStar Realty, acquired a 40.0% interest in the Winterfell portfolio, a $875.0 million healthcare portfolio, and contributed $98.7 million of cash for its interest in the investment, including the Company’s pro rata share of transaction costs. In March 2016, the Company acquired NorthStar Realty’s interest in the Winterfell portfolio (refer to note 13).
In December 2015, the Company, through a joint venture with GAHR3, a REIT sponsored and advised by AHI, acquired a 29% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $202 million.
Origination of Mezzanine Loan
In July 2015, the Company originated a $75.0 million mezzanine loan to a subsidiary of Espresso, our joint venture with Formation and Safanad Management Limited, the Espresso joint venture, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.

8.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of December 31, 2015, the Company’s independent directors were granted a total of 41,765 shares of restricted common stock for an aggregate $420,000. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $115,214, $59,859 and $32,367 for the years ended December 31, 2015, 2014 and 2013, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

9.	Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for the Follow-on Offering on December 17, 2015 and all of the shares initially registered for the Offering were issued on or before January 19, 2016. For the year ended December 31, 2015, the Company issued 76.8 million shares of common stock generating gross proceeds of $777.9 million. For the year ended December 31, 2014, the Company issued 85.7 million shares of common stock generating gross proceeds of $854.9 million. From inception through December 31, 2015, the Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion.
Distribution Reinvestment Plan
The Company adopted a DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price per share pursuant to the Initial DRP and the Follow-on DRP was $9.50 and $9.69, respectively. Once the Company establishes an estimated value per share, shares issued pursuant to the DRP will be priced at 95.0% of the estimated value per share of the Company’s common stock, as determined by the Advisor or another firm chosen for that purpose. The Company currently expects to establish an estimated value per share based upon assets and liabilities as of December 31, 2015. The Company will disclose the per share estimated value in a report filed under the Securities Exchange Act of 1934, as amended. No selling commissions

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
In December 2015, the Company registered an additional 30.0 million shares to be offered pursuant to the DRP and continues to offer such shares. For the year ended December 31, 2015, the Company issued 4.8 million shares of common stock totaling $46.4 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2014, the Company issued 1.3 million shares of common stock totaling $12.4 million of gross offering proceeds pursuant to the DRP. From inception through December 31, 2015, the Company issued 6.1 million shares of common stock, generating gross offering proceeds of $59.1 million pursuant to the DRP.
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
The following table presents distributions declared for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2015
First Quarter	$8,023	$10,143	$18,166
Second Quarter	8,772	11,068	19,840
Third Quarter	10,142	12,791	22,933
Fourth Quarter	12,035	15,297	27,332
Total	$38,972	$49,299	$88,271

2014
First Quarter	$1,169	$1,393	$2,562
Second Quarter	2,070	2,504	4,574
Third Quarter	3,360	4,201	7,561
Fourth Quarter	5,298	6,646	11,944
Total	$11,897	$14,744	$26,641

2013
Second Quarter(2)	$45	$2	$47
Third Quarter	91	49	140
Fourth Quarter	535	590	1,125
Total	$671	$641	$1,312
_________________________________________________

(1)
Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period. For the years ended December 31, 2015 and 2014, 100% of distributions paid represent a return of capital.

(2)	Distributions from April 5, 2013 (date of the first investment) through June 30, 2013.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the year ended December 31, 2015, the Company repurchased 406,545 shares of common stock for $3.9 million at an average price of $9.66 per share. For the year ended December 31, 2014, the Company repurchased 14,354 shares of common stock for a $0.1 million at an average price of $9.92 per share pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of December 31, 2015, there were no unfulfilled repurchase requests.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the years ended December 31, 2015, 2014 and 2013 was an immaterial amount.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests was a $0.4 million loss for the year ended December 31, 2015 and an immaterial amount for the years ended December 31, 2014 and 2013.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015			December 31, 2014
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$193,411	$192,934	$194,277	$145,887	$146,267	$153,001
Financial liabilities:(1)
Mortgage notes payable	$579,750	$570,985	$567,106	$76,000	$74,355	$75,293
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
The Company conducts its business through the following four segments, which are based on how management reviews and manages its business:

•
Real Estate Equity - Focused on equity investments, directly or through joint ventures, with a focus on properties in the mid-acuity senior housing sector, which the Company defines as ALF, MCF, SNF, ILF and CCRC. The Company’s equity investments may also include MOB, hospitals, rehabilitation facilities and ancillary services businesses. The Company’s investments are predominantly in the United States, but it also selectively makes international investments. The Company’s healthcare properties generally operate under net leases or through management agreements with independent third-party operators.

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
The Company primarily generates revenue from rental and resident fee income from real estate equity and interest income on the real estate debt investments. As of December 31, 2015, the Company did not own any real estate securities. For the year ended December 31, 2015, gross revenues from one of the Company’s operators, Watermark Retirement Communities, were 70.1% of our total revenues. The Company’s income is also derived through the difference between net revenue and the cost at which the

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company is able to finance its investments. The following tables present segment reporting for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

Statement of Operations:
Year Ended December 31, 2015	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$91,512	$—	$—	$91,512
Interest income	—	17,763	—	17,763
Other revenue	810	1,131	—	1,941
Property operating expenses	45,773	—	—	45,773
Interest expense	16,964	—	653	17,617
Transaction costs	5,765	—	—	5,765
Asset management and other fees - related party	—	—	33,385	33,385
General and administrative expenses	345	88	19,780	20,213
Depreciation and amortization	27,038	—	—	27,038
Realized gain (loss), net	222	—	(943)	(721)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(3,341)	18,806	(54,761)	(39,296)
Equity in earnings (losses) of unconsolidated ventures	(49,046)	—	—	(49,046)
Income tax benefit (expense)	5,598	—	—	5,598
Net income (loss)	$(46,789)	$18,806	$(54,761)	$(82,744)

Statement of Operations:
Year Ended December 31, 2014	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$22,549	$—	$—	$22,549
Interest income	—	7,490	—	7,490
Property operating expenses	10,810	—	—	10,810
Interest expense	2,286	—	695	2,981
Transaction costs	3,405	—	—	3,405
Asset management and other fees - related party	—	—	8,220	8,220
General and administrative expenses	4	36	4,378	4,418
Depreciation and amortization	4,291	—	—	4,291
Realized gain (loss), net	(156)	—	—	(156)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	1,597	7,454	(13,293)	(4,242)
Equity in earnings (losses) of unconsolidated ventures	(12,127)	—	—	(12,127)
Income tax benefit (expense)	1,390	—	—	1,390
Net income (loss)	$(9,140)	$7,454	$(13,293)	$(14,979)

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations:
Year Ended December 31, 2013	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$526	$—	$—	$526
Interest income	—	375	—	375
Property operating expenses	24	—	—	24
Interest expense	64	—	34	98
Transaction costs	1,570	—	—	1,570
Asset management and other fees - related party	—	—	1,334	1,334
General and administrative expenses	8	2	303	313
Depreciation and amortization	132	—	—	132
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(1,272)	373	(1,671)	(2,570)
Net income (loss)	$(1,272)	$373	$(1,671)	$(2,570)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment as of December 31, 2015, and 2014 (dollars in thousands):

Balance Sheets:	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
December 31, 2015:
Total Assets	$1,460,392	$194,451	$347,385	$2,002,228
December 31, 2014:
Total Assets	$488,067	$147,419	$281,618	$917,104
_________________________________________________

(1)	Primarily includes unrestricted cash balances.

13.	Subsequent Events
Distribution Reinvestment Plan
For the period from January 1, 2016 through March 23, 2016, the Company issued 1.7 million shares pursuant to the DRP representing gross proceeds of $16.7 million.
Distributions
On March 2, 2016, the board of directors of the Company approved a daily cash distribution of $0.001844262 per share of common stock for each of the three months ended June 30, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2016 through March 23, 2016, the Company repurchased 0.3 million shares for a total of $2.7 million or a weighted average price of $9.52 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
Winterfell
On March 1, 2016, the Company completed the acquisition of NorthStar Realty’s 60% interest in the Winterfell portfolio, increasing the Company’s ownership in the portfolio to 100%, for a purchase price of $534.5 million, excluding escrows and subject to customary prorations and adjustments. The Company funded the acquisition with approximately $146.0 million of equity, plus closing costs and assumed NorthStar Realty’s 60% share of the outstanding borrowings with an aggregate principal amount of approximately $648.0 million. This transaction was approved by the Company’s board of directors, including all of its independent directors, and validated by an independent third-party appraisal for the Winterfell portfolio in accordance with the Company’s charter.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period(1)			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Operating Real Estate
Clinton, CT	$6,269	$600	$9,900	$385	$600	$10,285	$10,885	$586	$10,299	Oct-13	40 years
Leawood, KS	—	900	7,100	—	900	7,100	8,000	427	7,573	Oct-13	40 years
Skaneateles, NY	2,090	400	2,600	—	400	2,600	3,000	149	2,851	Oct-13	40 years
Spring Hill, KS	—	430	6,570	—	430	6,570	7,000	385	6,615	Oct-13	40 years
Milford, OH	10,500	1,160	14,440	1,002	1,160	15,442	16,602	978	15,624	Dec-13	40 years
Smyrna, GA	7,029	825	9,175	29	825	9,204	10,029	497	9,532	Dec-13	40 years
Denver, CO	21,500	4,300	27,200	2,588	4,300	29,788	34,088	1,549	32,539	Jan-14	40 years
Cheektowaga, NY	8,612	300	12,200	113	300	12,313	12,613	614	11,999	Feb-14	40 years
Frisco, TX	20,000	3,100	35,874	7,178	4,230	41,922	46,152	1,890	44,262	Feb-14	40 years
Bohemia, NY	24,946	4,258	27,805	113	4,258	27,918	32,176	1,040	31,136	Sep-14	40 years
Hauppauge, NY	15,135	2,086	18,495	434	2,086	18,929	21,015	717	20,298	Sep-14	40 years
Islandia, NY	37,191	8,437	37,198	66	8,437	37,264	45,701	1,418	44,283	Sep-14	40 years
Westbury, NY	16,478	2,506	19,163	78	2,506	19,241	21,747	706	21,041	Sep-14	40 years
Bellevue, WA	30,900	28,001	18,208	259	28,001	18,467	46,468	325	46,143	Jun-15	40 years
Kalamazoo, MI	34,800	4,621	30,870	217	4,621	31,087	35,708	537	35,171	Jun-15	40 years
Oklahoma, OK	3,000	3,104	6,119	231	3,104	6,350	9,454	185	9,269	Jun-15	40 years
Palm Desert, CA	16,495	5,365	38,889	258	5,365	39,147	44,512	677	43,835	Jun-15	40 years
Sarasota, FL	55,592	12,845	64,403	500	12,845	64,903	77,748	1,051	76,697	Jun-15	40 years
Dana Point, CA	32,757	6,286	41,199	58	6,286	41,257	47,543	673	46,870	Jun-15	40 years
Tarboro, NC	14,812	2,400	17,800	345	2,400	18,145	20,545	337	20,208	Jun-15	40 years
St. Petersburg, FL	34,109	8,920	44,137	411	8,920	44,548	53,468	795	52,673	Jun-15	40 years
Crystal Lake, IL	27,630	7,390	28,210	143	7,390	28,353	35,743	537	35,206	Jun-15	40 years
Southfield, MI	9,000	2,240	11,924	136	2,240	12,060	14,300	357	13,943	Jun-15	40 years
Independence, MO	15,600	1,280	17,090	141	1,280	17,231	18,511	332	18,179	Jun-15	40 years
Tucson, AZ	57,375	7,370	60,719	146	7,370	60,865	68,235	1,046	67,189	Jun-15	40 years
Millbrook, NY	24,825	7,660	20,854	700	7,660	21,554	29,214	384	28,830	Jun-15	40 years
Tuckahoe, NY	12,755	4,870	26,980	63	4,870	27,043	31,913	528	31,385	Jun-15	40 years
Alexandria, VA	40,350	7,950	41,124	195	7,950	41,319	49,269	666	48,603	Jun-15	40 years

Total	$579,750	$139,604	$696,246	$15,789	$140,734	$710,905	$851,639	$19,386	$832,253
_____________________________
(1) The aggregate cost for federal income tax purposes is approximately $860.7 million.

The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2015 and 2014 and (dollars in thousands):

	Years Ended December 31,
	2015	2014
Beginning balance	$263,826	$54,100
Property acquisitions	579,973	207,974
Improvements	12,892	1,752
Reclassification(1)	(5,052)	—
Ending balance(2)	$851,639	$263,826
_____________________________

(1)
Represents a measurement period adjustment of operating real estate acquired in 2014 that needed to be reclassified to intangible assets in connection with the final purchase price allocation for the Arbors portfolio.

(2)	The aggregate cost of the properties are approximately $9.1 million higher for federal income tax purposes as of December 31, 2015.
The following table presents changes in accumulated depreciation for the years ended December 31, 2015 and 2014 (dollars in thousands):

	As of December 31,
	2015	2014
Beginning balance	$4,417	$131
Depreciation expense	14,969	4,286
Ending balance	$19,386	$4,417

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2015
(Dollars in Thousands)

Asset Type:	Location / Description	Count	Interest Rate		Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Principal Amount	Carrying Value(5)	Principal Amount of Loans Subject to Delinquent Principal or Interest
			Floating(1)	Fixed
First mortgage loans:
Dallastown/Newark	Pennsylvania / Delaware / SNF / ALF	1	8.3%	—	Jan-17	I/O	$—	$14,637	$14,637	$—
Total/Weighted average		1	8.3%	—			—	14,637	14,637	—

Mezzanine loans:
Sava	Various / SNF	1	10.3%	—	Jun-16	I/O	678,554	58,774	58,826	—
Sava 2	Various / SNF / ALF	1	10.0%	—	Oct-16	I/O	60,000	45,000	44,995	—
Espresso	Various / SNF / ALF	1	—	10%	Jan-21	I/O	799,690	75,000	74,476	—
Total/Weighted average		3	10.2%	10%			1,538,244	178,774	178,297	—
Total		4	9.9%	10%			$1,538,244	$193,411	$192,934	$—
_______________________________________

(1)	Represents spread over one-month LIBOR except first mortgage loan that is subject to LIBOR floor of 0.25%.

(2)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(3)	Interest Only, or I/O; principal amount due in full at maturity except for Sava which has been having unscheduled principal repayments.

(4)	Represents only third-party liens.

(5)	The federal income tax basis is approximately $192.9 million.
Reconciliation of Carrying Value of Real Estate Debt (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$146,267	$11,250	$—
Additions:
Principal amount of new loans and additional funding on existing loans	75,000	134,637	11,250
Acquisition cost (fees) on new loans	750	1,513	113
Origination fees received on new loans	(1,500)	(992)	(113)
Deductions:
Repayment of principal	(27,476)	—	—
Amortization of acquisition costs, fees, premiums and discounts	(107)	(141)	—
Ending balance	$192,934	$146,267	$11,250

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

(b)	Changes in Internal Control over Financial Reporting.
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance*
Item 11. Executive Compensation*
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13. Certain Relationships and Related Transactions and Director Independence*
Item 14. Principal Accountant Fees and Services*
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to our 2016 Annual Meeting of Stockholders, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act, no later than 120 days after the end of our fiscal year ended December 31, 2015.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2015
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2015

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

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-199125) and incorporated herein by reference)
10.1	Advisory Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 and incorporated herein by reference)
10.2
Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.3
First Amendment to Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.4
Second Amendment to Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.4 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.5
NorthStar Healthcare Income, Inc. Amended and Restated Long Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 4, 2013 and incorporated herein by reference)

10.6
NorthStar Healthcare Income, Inc. Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)

10.7
Form of Restricted Stock Award Certificate (filed as Exhibit 10.6 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.8
Fourth Amended and Restated Distribution Support Agreement, by and between NorthStar Realty Finance Corp. and NorthStar Healthcare Income, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference)

10.9
Form of Indemnification Agreement (filed as Exhibit 10.8 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.10
Assignment and Assumption of Purchase and Sale Agreement, dated January 15, 2014, by and between The Freshwater Group, Inc. and Watermark Parkview Owner, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014 and incorporated herein by reference)

10.11
Purchase and Sale Agreement, dated October 31, 2013, by and between The Freshwater Group, Inc. and Parkview Frisco, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 21, 2014 and incorporated herein by reference)

10.12
Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated January 10, 2014, by and between The Freshwater Group, Inc. and Parkview Frisco, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 21, 2014 and incorporated herein by reference)

10.13
Fifth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated January 14, 2014, by and between The Freshwater Group, Inc. and Parkview Frisco, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 21, 2014 and incorporated herein by reference)

10.14
Management Agreement, dated February 5, 2014, by and between Watermark Retirement Communities, Inc. and Watermark Parkview, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.15
Seniors Housing Loan and Security Agreement, dated February 5, 2014, by and between Watermark Parkview Owner, LLC and CBRE Capital Markets, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.16
Multifamily Note (CME), effective February 5, 2014, by Watermark Parkview Owner, LLC to pay CBRE Capital Markets, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.17
Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, effective February 5, 2014, by and between Watermark Parkview Owner, LLC to Tamela K. Cooper for the benefit of CBRE Capital Markets, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.18
Contribution Agreement, dated February 5, 2014, by and between NorthStar Healthcare Income Operating Partnership, LP, David Freshwater and David Barnes (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 11, 2014 and incorporated herein by reference)

10.19
Limited Liability Company Agreement of Eclipse Investment, LLC, dated as of May 7, 2014, by and between FC Eclipse Investment, LLC and Eclipse Health Holdings-T, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2014 and incorporated herein by reference)

10.20
Purchase and Sale Agreement, dated as of July 7, 2014, by and between Five Long Island Properties, LLC and Islandia NT-HCI, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2014 and incorporated herein by reference)

10.21
Purchase and Sale Agreement, dated as of October 22, 2014, by and between NorthStar Realty Finance Corp. and NorthStar Healthcare Income, Inc., including as Exhibit A the Form Partnership Agreement of Healthcare GA Holdings, General Partnership (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2014 and incorporated herein by reference)

10.22
Equity Commitment Letter, dated as of November 7, 2014, by NorthStar Healthcare Income Operating Partnership, LP to FC Domino Acquisition, LLC (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.23
Limited Guarantee, dated as of November 7, 2014, by NorthStar Healthcare Income Operating Partnership, LP, in favor of Extendicare International Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.24
Interim Investors Agreement, dated as of November 7, 2014, by and among FC Domino Acquisition, LLC, Safanad Management Limited, NorthStar Healthcare Income Operating Partnership, LP and Formation Capital LLC (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated herein by reference)

10.25
Amended and Restated Partnership Agreement of Healthcare GA Holdings, General Partnership, dated as of January 13, 2015 (filed as Exhibit 10.58 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.26
Loan Agreement dated as of December 3, 2014, among the Borrowers party thereto, as borrowers, and Citigroup Global Markets Realty Corp., JP Morgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2014 and incorporated herein by reference)

10.27
Facility Agreement, dated as of December 3, 2014, among GAHC REIT II CH U.K. Senior Housing Portfolio Limited (as Original Borrower upon its accession in accordance with the terms thereof), the Borrower and certain of its subsidiaries (as Original Guarantors upon their accession in accordance with the terms thereof), NorthStar Realty HealthCare, LLC (as Indemnitor) and arranged by Credit Suisse AG, London Branch (as Mandated Lead Arranger and Original Lender), with Elavon Financial Services Limited as Agent, and U.S. Bank Trustees Limited as Security Agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2014 and incorporated herein by reference)

10.28
Mezzanine A Loan Agreement dated as of December 3, 2014, among HC Mezz 1-T, LLC, Glenwood Owner MB1-T, LLC, Glenwood Ops MB2-T, LLC, MA Owner MB1-T, LLC, MA Ops MB2-T, LLC, CCRC Owner MB1-T, LLC AND CCRC Ops MB2-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JP Morgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 9, 2014 and incorporated herein by reference)

10.29
Mezzanine B Loan Agreement dated as of December 3, 2014, among HC Mezz 2-T, LLC, Glenwood Owner MB2-T, LLC, Glenwood Ops MB3-T, LLC, MA Owner MB2-T, LLC, MA Ops MB3-T, LLC, CCRC Owner MB2-T, LLC AND CCRC Ops MB3-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JP Morgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc. as lenders (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 9, 2014 and incorporated herein by reference)

10.30
Mezzanine C Loan Agreement dated as of December 3, 2014, among HC Mezz 3-T, LLC, Glenwood Owner MB3-T, LLC, Glenwood Ops MB4-T, LLC, MA Owner MB3-T, LLC, MA Ops MB4-T, LLC, Owner MB3-T, LLC AND Ops MB4-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JP Morgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc. as lenders (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 9, 2014 and incorporated herein by reference)

10.31
Credit Agreement, dated as of November 13, 2013, by and among NorthStar Healthcare Income Operating Partnership, LP, KeyBank National Association, the other lending institutions which are parties thereto and the other lending institutions that may become parties thereto (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference)

10.32
First Amendment to Credit Agreement and Other Loan Documents, dated as of February 28, 2014, by and among NorthStar Healthcare Income Operating Partnership, LP, NorthStar Healthcare Income, Inc. and KeyBank National Association (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference)

10.33
Second Amendment to Credit Agreement and Other Loan Documents, dated as of August 29, 2014, by and among NorthStar Healthcare Income Operating Partnership, LP, NorthStar Healthcare Income, Inc. and Key Bank National Association (filed as Exhibit 10.12 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.34
Third Amendment to Credit Agreement and Other Loan Documents, dated as of October 23, 2014, by and among NorthStar Healthcare Income Operating Partnership, LP, NorthStar Healthcare Income, Inc., NRFC Blackhawk Holdings, LLC, Hilltopper Assisted Living, LLC, and Key Bank National Association (filed as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference)

10.35
Fourth Amendment to Credit Agreement and Other Loan Documents, dated as of February 19, 2015, by and among NorthStar Healthcare Income Operating Partnership, LP, NorthStar Healthcare Income, Inc., NRFC Blackhawk Holdings, LLC, Hilltopper Assisted Living, LLC, and Key Bank National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2015 and incorporated herein by reference)

10.36
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 18, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.37
Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of March 25, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.38
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 1, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.39
Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 8, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.40
Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 9, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.41
Partial Assignment and Assumption of, and Fifth Amendment to, Purchase and Sale Agreement and Joint Escrow Instructions, dated as of June 1, 2015, by and among the sellers identified therein, Fountains Portfolio Owner, LLC and Watermark Fountains Owner, LLC (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2015 and incorporated herein by reference)

10.42	Limited Liability Company Agreement of Watermark Fountains Owner, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)
10.43
Purchase and Sale Agreement, dated as of April 1, 2015, by and among Winterfell Healthcare Holdings - T, LLC, Winterfell Healthcare Holdings - NT-HCI, LLC and the seller entities party thereto (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference)

10.44
Partnership Agreement, dated as of May 19, 2015, by and between Winterfell Healthcare Holdings - T, LLC and Winterfell Healthcare Holdings - NT-HCI, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2015 and incorporated herein by reference)

10.45
Joint Venture Governing Documents, each dated as of July 1, 2015, by and among FC Domino Investors, LLC, Domino MI6 Investors, LLC, Domino Holdings NT-HCI, LLC, FC Domino General Partner, LLC, SSCIP VI Splitter, LP, SSCIP VI SLP, LLC, FC SLP VI, LLC, Formation Capital Asset Management III, LLC and Safanad SSCIP VI Management, LLC, as applicable (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2015 and incorporated herein by reference)

10.46
Equity Purchase Agreement, dated as of September 11, 2015, by and among Trilogy Investors, LLC, Trilogy Holdings LP, Trilogy Holdings LLC, Trilogy Holdings Corporation, the sellers identified therein and Trilogy Real Estate Investment Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2015 and incorporated herein by reference)

10.47
Limited Liability Company Agreement of Trilogy REIT Holdings, LLC, dated as of September 11, 2015, by and between GACH3 Trilogy JV, LLC and Trilogy Holdings NT-HCI, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2015 and incorporated herein by reference)

21.1*	Significant Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar Healthcare Income, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	March 28, 2016	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Gilbert and Ronald J. Lieberman and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. JEANNEAULT	Chief Executive Officer and President	March 28, 2016
Ronald J. Jeanneault	(Principal Executive Officer)

Chief Financial Officer and Treasurer
/s/ FRANK V. SARACINO	(Principal Financial Officer and	March 28, 2016
Frank V. Saracino	Principal Accounting Officer)

/s/ DANIEL R. GILBERT	Executive Chairman	March 28, 2016
Daniel R. Gilbert

/s/ ROBERT C. GATENIO	Vice Chairman	March 28, 2016
Robert C. Gatenio

/s/ DANIEL J. ALTOBELLO	Director	March 28, 2016
Daniel J. Altobello

/s/ GREGORY A. SAMAY	Director	March 28, 2016
Gregory A. Samay

/s/ JACK F. SMITH, JR.	Director	March 28, 2016
Jack F. Smith, Jr.