Form 10-Q
period 2016-03-31
NorthStar Healthcare Income, Inc.
filed 2016-05-13
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
The Company has one class of common stock, $0.01 par value per share, 181,625,353 shares outstanding as of May 6, 2016.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the real estate industry, including healthcare real estate;

•	our dependence on the resources and personnel of our advisor, our sponsor and their affiliates, including our advisor’s ability to manage our portfolio on our behalf;

•	the performance of our advisor, our sponsor and their affiliates;

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the impact of any strategic alternatives taken by our sponsor;

•	our advisor’s and its affiliates’ ability to attract and retain qualified personnel to support our growth and operations and potential changes to key personnel providing management services to us;

•
our reliance on our advisor and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial fees to our advisor, the allocation of investments by our advisor and its affiliates among us and the other sponsored or managed companies and strategic vehicles of our sponsor and its affiliates, and various potential conflicts of interest in our relationship with our sponsor;

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

•	increased rates of loss or default and decreased recovery on our investments;

•	the degree and nature of our competition;

•	the effectiveness of our portfolio management techniques and strategies;

•	the potential failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

•	the extent and timing of future healthcare reform and regulation, including changes in reimbursement policies, procedures and rates;

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

Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I.    Financial Information
Item 1.    Financial Statements

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Cash	$179,193	$354,229
Restricted cash	31,468	15,612
Operating real estate, net	1,721,786	832,253
Investments in unconsolidated ventures (refer to Note 4)	418,296	534,541
Real estate debt investments, net	192,987	192,934
Receivables, net	8,681	8,016
Deferred costs and intangible assets, net	39,195	44,261
Other assets	15,369	20,382
Total assets	$2,606,975	$2,002,228

Liabilities
Mortgage notes payable	$1,216,266	$570,985
Due to related party	30	443
Escrow deposits payable	3,078	2,046
Distribution payable	10,329	10,002
Accounts payable and accrued expenses	21,942	10,234
Other liabilities	3,943	3,018
Total liabilities	1,255,588	596,728
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 180,657,897 and 179,137,202 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,807	1,791
Additional paid-in capital	1,628,791	1,614,452
Retained earnings (accumulated deficit)	(284,631)	(216,099)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	1,345,967	1,400,144
Non-controlling interests	5,420	5,356
Total equity	1,351,387	1,405,500
Total liabilities and equity	$2,606,975	$2,002,228

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Resident fee income	$25,041	$3,848
Rental income	18,435	3,906
Interest income	5,035	3,561
Other revenue	276	—
Total revenues	48,787	11,315
Expenses
Property operating expenses	23,397	2,746
Interest expense	8,483	1,647
Transaction costs	1,282	1,416
Asset management and other fees - related party	19,628	2,714
General and administrative expenses	7,836	2,877
Depreciation and amortization	11,823	1,685
Total expenses	72,449	13,085
Other income (loss)
Gain (loss) on consolidation of unconsolidated venture (refer to Note 3)	6,408	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(17,254)	(1,770)
Equity in earnings (losses) of unconsolidated ventures	(14,037)	(3,589)
Income tax benefit (expense)	(7,091)	345
Net income (loss)	(38,382)	(5,014)
Net (income) loss attributable to non-controlling interests	85	1
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(38,297)	$(5,013)
Net income (loss) per share of common stock, basic/diluted	$(0.21)	$(0.05)
Weighted average number of shares of common stock outstanding, basic/diluted	180,150,495	109,371,002
Distributions declared per share of common stock	$0.17	$0.17

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2014	97,972	$980	$875,205	$(45,458)	$830,727	$1,258	$831,985
Net proceeds from issuance of common stock	76,761	767	696,724	—	697,491	—	697,491
Issuance and amortization of equity-based compensation	12	—	115	—	115	—	115
Non-controlling interests - contributions	—	—	—	—	—	4,472	4,472
Shares redeemed for cash	(407)	(4)	(3,924)	—	(3,928)	—	(3,928)
Distributions declared	—	—	—	(88,271)	(88,271)	—	(88,271)
Proceeds from distribution reinvestment plan	4,799	48	46,332	—	46,380	—	46,380
Net income (loss)	—	—	—	(82,370)	(82,370)	(374)	(82,744)
Balance as of December 31, 2015	179,137	$1,791	$1,614,452	$(216,099)	$1,400,144	$5,356	$1,405,500
Net proceeds from issuance of common stock	81	1	318	—	319	—	319
Issuance and amortization of equity-based compensation	—	—	34	—	34	—	34
Non-controlling interests - contributions	—	—	—	—	—	149	149
Shares redeemed for cash	(284)	(3)	(2,700)	—	(2,703)	—	(2,703)
Distributions declared	—	—	—	(30,235)	(30,235)	—	(30,235)
Proceeds from distribution reinvestment plan	1,724	18	16,687	—	16,705	—	16,705
Net income (loss)	—	—	—	(38,297)	(38,297)	(85)	(38,382)
Balance as of March 31, 2016 (Unaudited)	180,658	$1,807	$1,628,791	$(284,631)	$1,345,967	$5,420	$1,351,387

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(38,382)	$(5,014)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	14,037	3,589
Depreciation and amortization	11,823	1,685
Straight-line rental income	(707)	(658)
Amortization of premium/accretion of discount on investments	7	67
Amortization of deferred financing costs	434	245
Amortization of equity-based compensation	34	29
Deferred income tax (benefit) expense, net	7,026	(226)
Gain (loss) on consolidation of unconsolidated venture (refer to Note 3)	(6,408)	—
Distributions from unconsolidated ventures	—	92
Changes in assets and liabilities:
Restricted cash	(2,455)	(16)
Receivables, net	405	137
Other assets	(963)	(193)
Due to related party	(424)	3,352
Escrow deposits payable	521	67
Accounts payable and accrued expenses	114	836
Other liabilities	(82)	—
Net cash provided by (used in) operating activities	(15,020)	3,992
Cash flows from investing activities:
Acquisition of operating real estate investments, net	(139,618)	(1,130)
Improvement of operating real estate investments	(5,182)	(856)
Acquisition of real estate debt investments	—	188
Repayment on real estate debt investments	(60)	—
Investment in unconsolidated ventures	(28)	(9,781)
Distributions from unconsolidated ventures	5,639	7,597
Change in restricted cash	(2,548)	1,848
Other assets	—	(10,900)
Net cash provided by (used in) investing activities	(141,797)	(13,034)
Cash flows from financing activities:
Borrowing from mortgage notes	—	93,750
Repayment of mortgage notes	(41)	—
Payment of deferred financing costs	(3,322)	(2,325)
Change in restricted cash	463	7
Net proceeds from issuance of common stock	438	123,976
Shares redeemed for cash	(2,703)	(736)
Distributions paid on common stock	(29,908)	(16,580)
Proceeds from distribution reinvestment plan	16,705	9,258
Contributions from non-controlling interests	149	2
Net cash provided by (used in) financing activities	(18,219)	207,352

Net increase (decrease) in cash	(175,036)	198,310
Cash - beginning of period	354,229	267,672
Cash - end of period	$179,193	$465,982

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 7)	$11	$770
Subscriptions receivable, gross	—	889
Escrow deposits related to real estate debt investments	51	2
Distribution payable	10,329	6,380
Transfer of non-controlling interest in joint venture for controlling interest in consolidated real estate investment (refer to Note 3)	103,005	—
Assumption of mortgage notes payable upon acquisition of operating real estate	648,211	—
Accrued capital expenditures	274	58
Assumption of working capital items upon acquisition	2,437	—
Accrued acquisition fees - unconsolidated ventures	—	3,896

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Healthcare Income, Inc. (the “Company”) was formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which the Company defines as assisted living (“ALF”), memory care (“MCF”), skilled nursing (“SNF”), independent living (“ILF”) facilities and continuing care retirement communities (“CCRC”), which may have independent living, assisted living, skilled nursing and memory care available on one campus. The Company also invests in other healthcare property types, including medical office buildings (“MOB”), hospitals, rehabilitation facilities and ancillary services businesses. The Company’s investments are predominantly in the United States, but it also selectively makes international investments. The Company was formed in October 2010 as a Maryland corporation and commenced operations in February 2013. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
The Company’s equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, where applicable through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures that permit the Company, through taxable REIT subsidiaries (“TRS”), to have direct exposure to resident fee income and incur related operating expenses. The Company’s debt investments consist of first mortgage loans and mezzanine loans. The Company currently owns no securities investments.
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
Substantially all the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015. As the Company issues shares, it contributes substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of March 31, 2016, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On February 6, 2015, the Company’s registration statement on Form S-11 was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) for a follow-on public offering (the “Follow-on Offering”) of up to $700.0 million which includes up to $500.0 million in shares pursuant to its follow-on primary offering (the “Follow-on Primary Offering”) and up to $200.0 million in shares pursuant to its follow-on distribution reinvestment plan (the “Follow-on DRP”). The Company stopped accepting subscriptions for the Follow-on Offering on December 17, 2015 and all of the shares initially registered (including $159.5 million of shares reallocated from the Follow-on DRP) for the Offering were issued on or before January 19, 2016. The Company registered an additional 30.0 million shares to be offered pursuant to DRP beyond the completion of the Offering and continues to offer such shares.
The Initial Primary Offering and the Follow-on Primary Offering are collectively referred to as the Primary Offering and the distribution reinvestment plan, including but not limited to, the Initial DRP and Follow-on DRP, are collectively referred to as the DRP. Additionally, the Primary Offering and the Initial DRP and Follow-on DRP are collectively referred to as the Offering.
The Company retained NorthStar Securities, LLC (the “Dealer Manager”), formerly a subsidiary of NorthStar Realty that became a subsidiary of the Sponsor upon completion of the spin-off, to serve as the dealer manager for the Primary Offering.
From inception through May 6, 2016, the Company raised total gross proceeds of $1.8 billion.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC.
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
The Company adopted the new consolidation guidance (refer to Recent Accounting Pronouncements) on January 1, 2016 which resulted in the identification of several VIEs as of March 31, 2016. Prior to the adoption of the standard, these entities were consolidated under the voting interest model.  The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests.  These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights.  The Company consolidates these entities because it controls all significant business activities.
As of March 31, 2016, the Company identified five unconsolidated VIEs related to its real estate equity investments. The VIEs have a carrying value of $418.3 million as of March 31, 2016. The Company’s maximum exposure to loss as of March 31, 2016 would not exceed the carrying value of its investment in the VIEs and its investment in a $75.0 million mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, the VIEs are not consolidated in the Company’s financial statements as of March 31, 2016. The Company did not provide financial support to its unconsolidated VIEs during the three months ended March 31, 2016. As of March 31, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or a simple majority vote.
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
Comprehensive Income (Loss)
The Company had no items of other comprehensive income (loss) (“OCI”), so its comprehensive income (loss) is the same as the net income (loss) for all periods presented.
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
When the Company acquires a controlling interest in an existing unconsolidated joint venture, the Company records the consolidated investment at the updated purchase price, which is reflective of fair value. The difference between the carrying value of the Company’s investment in the existing unconsolidated joint venture on the acquisition date and the Company’s share of the fair value of the investment is recorded in gain (loss) on consolidation of unconsolidated venture in the Company’s consolidated statements of operations.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Securities
The Company classifies its securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of March 31, 2016, the Company does not own any securities investments.
Deferred Costs and Intangible Assets
Deferred Costs
Deferred costs include deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction is terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
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
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets.
The following table presents a summary of deferred costs and intangible assets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015

Deferred costs and intangible assets:
In-place lease value, net	$16,259	$21,307
Goodwill	22,112	22,112
Other intangible assets	380	380
Subtotal intangible assets	38,751	43,799
Deferred financing and other costs, net	444	462
Total	$39,195	$44,261
The Company recorded $5.1 million of in-place lease and deferred lease cost amortization expense for the three months ended March 31, 2016 and an immaterial amount for the three months ended March 31, 2015.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the three months ended March 31, 2016 and 2015, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015

Other assets:
Investment deposits and pending deal costs	$6,631	$6,629
Remainder interest in condominium units(1)	5,401	5,401
Deferred tax assets	—	7,026
Prepaid expenses	2,167	790
Other	1,170	536
Total	$15,369	$20,382

__________________________________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
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
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income. As of March 31, 2016, the Company does not own any securities investments.

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
An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts. The Company had an immaterial amount of allowance for doubtful accounts as of March 31, 2016.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2016, the Company did not have any impaired real estate debt investments.
Investments in Unconsolidated Ventures
The Company reviews its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in the consolidated statements of operations.
Real Estate Securities
Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of March 31, 2016, the Company did not own any real estate securities.
Organization and Offering Costs
The Advisor, or its affiliates, was entitled to receive reimbursement for costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds from the Primary Offering. The Advisor did not expect reimbursable organization and offering costs, including costs incurred in connection with the Follow-on Offering but excluding selling commissions and dealer manager fees, to exceed $22.5 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. Based on gross proceeds of $1.7 billion from the Primary Offering, the Company incurred reimbursable organizational and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% expected. The Company recorded organization and offering costs each period based upon an allocation determined by the expectation of total organization and offering costs to be reimbursed. Organization costs were recorded as an expense in general and administrative expenses in the consolidated statements of operations and offering costs were recorded as a reduction to equity.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. The Company and its U.S. subsidiaries will file a consolidated federal income tax return. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. After evaluating available evidence as of March 31, 2016, the Company recorded a $7.0 million valuation allowance based on its estimated ability to realize deferred tax assets of $7.0 million.
The Company recorded a net income tax expense of $7.1 million and a tax benefit $0.3 million for the three months ended March 31, 2016 and 2015, respectively.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on the Company’s consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact that the standard will have on its consolidated financial position, results of operations and financial statement disclosures.
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
In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence.  Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related.  Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption.  The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years.  Early adoption is permitted.  The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting.  The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method.  The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  Early adoption is permitted.  The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows.  The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15,

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2017.  The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015
Land	$318,901	$140,734
Land improvements	8,407	8,384
Buildings and improvements	1,377,470	664,555
Tenant improvements	1,522	1,522
Construction in progress	13,149	9,119
Furniture and fixtures	28,480	27,325
Subtotal	1,747,929	851,639
Less: Accumulated depreciation	(26,143)	(19,386)
Operating real estate, net	$1,721,786	$832,253
For the three months ended March 31, 2016 and 2015, depreciation expense was $6.8 million and $1.7 million, respectively.
Real Estate Acquisitions
In March 2016, the Company acquired NorthStar Realty’s 60.0% interest in a joint venture (the “Winterfell JV”) which owned 32 private pay independent living facilities (the “Winterfell Portfolio”) for a purchase price of $534.5 million, excluding escrows and subject to customary proration and adjustments. The transaction was approved by the Company’s board of directors, including all of its independent directors, and validated by an independent third-party appraisal for the Winterfell Portfolio. The Company originally acquired a 40.0% equity interest in the Winterfell JV in May 2015. The Company accordingly now owns 100.0% of the equity in the Winterfell Portfolio as of March 1, 2016 and consolidates the financial position. Prior to March 1, 2016, the Company accounted for its equity investment in the Winterfell JV as an unconsolidated venture under the equity method and as of December 31, 2015, the carrying value of the Company’s investment was $95.7 million. For the three months ended March 31, 2016, the Company recognized $1.4 million in equity in earnings and received $0.6 million cash distributions. As of March 31, 2016 the Company owes NorthStar Realty $2.4 million for working capital adjustments related to this acquisition. This amount is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.
The following table summarizes operating real estate acquisitions for the three months ended March 31, 2016 (dollars in thousands):

Acquisition Date	Type	Portfolio	Amount(1)	Properties	Units	Location	Financing	Company’s Equity	Ownership Interest	Transaction Costs

March 2016	Operating Facilities	Winterfell	$904,984	32	3,985	Various	$648,211	$261,484	100.0%	$1,250
_________________________________________________

(1)	Represents the purchase price for 100% of the Winterfell JV equity interests, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation.

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed from the acquisition of the Winterfell Portfolio was allocated 20% to land and 80% to buildings. In connection with the consolidation of the Winterfell Portfolio on March 1, 2016, the Company recognized a gain on consolidation of unconsolidated venture of $6.4 million, which was calculated as the difference between the carrying value of the Company’s investment in the existing unconsolidated joint venture on the acquisition date and the Company’s share of the fair value of the retained equity interest.
For business combinations achieved in stages, the acquisition-date fair value of the Company’s unconsolidated venture immediately before the acquisition date is determined through the Company’s underwriting process, which includes the use of estimated cash flows projections and available market data, such as relevant discount and capitalization rates. Refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details of the Company’s underwriting process. The acquisition-date fair value of the equity interest in the Winterfell Portfolio immediately before the acquisition date, as well as the gain on consolidation of unconsolidated venture, are as follows (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Winterfell Portfolio
Contract purchase price	$890,834
Net consideration funded at closing, excluding consideration financed by debt	(139,618)
Debt assumed	(648,211)
Fair value of retained equity interest	103,005
Investment in unconsolidated venture(1)	(96,597)
Gain on consolidation of unconsolidated venture	$6,408
_________________________________________________

(1)	Represents carrying value of investment in unconsolidated venture at March 1, 2016.
From the acquisition date of March 1, 2016 through March 31, 2016, the Company recorded aggregate revenue and net loss attributable to the Winterfell Portfolio of $9.8 million and $1.1 million, respectively, in its consolidated statements of operations. The net loss is primarily attributable to transaction costs and depreciation expense.
The following presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the acquisition of the Winterfell Portfolio and related borrowings as if it occurred on January 1, 2015. The unaudited pro forma amounts were prepared for comparable purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future and exclude transaction costs (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Pro forma total revenues	$68,267	$40,029
Pro forma net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(41,335)	(26,040)
Pro forma net income (loss) per share of common stock, basic/diluted	$(0.23)	$(0.24)

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investments in unconsolidated ventures, all of which are accounted for under the equity method. The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures.
Eclipse Joint Venture
In May 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), entered into a joint venture with an affiliate of Formation Capital, LLC (“Formation”) to acquire an interest in a $1.1 billion healthcare real estate portfolio comprised of over 8,500 units/beds across 44 ALFs and 36 SNFs, located primarily in Florida, Illinois, Oregon and Texas (“Eclipse”). The Company contributed $23.4 million for a 5.6% interest in the joint venture. As of March 31, 2016 and December 31, 2015, the carrying value of the Company’s investment was $17.0 million and $17.4 million, including $1.3 million and $1.3 million of capitalized acquisition costs, respectively. For the three months ended March 31, 2016, the Company recognized $0.1 million in equity in earnings and received cash distributions of $0.5 million. For the three months ended March 31, 2015, the Company recognized $0.2 million in equity in earnings and received cash distributions of $0.7 million.
Envoy Joint Venture
In June 2014, the Company made a subordinate interest investment of $5.0 million which was exchanged for an 11.4% limited partner interest in a joint venture (“Envoy”), with affiliates of Formation and Safanad Management Limited in September 2014. The joint venture owns a $145.0 million portfolio, subject to certain earn-out provisions, of 14 SNFs comprised of 1,658 beds and located in Virginia, Maryland and Pennsylvania. As of March 31, 2016 and December 31, 2015, the carrying value of the Company’s investment was $5.3 million and $5.7 million, including $0.4 million and $0.4 million of capitalized acquisition costs, respectively. The Company recognized $0.4 million in equity in losses and received no cash distributions during the three months ended March 31, 2016. The Company recognized $0.1 million in equity in earnings and received cash distributions of $0.2 million during the three months ended March 31, 2015.

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
As of March 31, 2016 and December 31, 2015, the carrying value of the Company’s investment was $172.4 million and $178.1 million, including $13.4 million and $13.4 million of capitalized acquisition costs, respectively. For the three months ended March 31, 2016, the Company recognized $2.9 million in equity in losses and received cash distributions of $2.9 million. For the three months ended March 31, 2015, the Company recognized $3.9 million in equity in losses and received cash distributions of $6.9 million.
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
As of March 31, 2016 and December 31, 2015, the carrying value of the Company’s investment, excluding the originated $75.0 million mezzanine loan, was $40.7 million and $41.9 million, respectively including $7.6 million and $7.6 million of capitalized acquisition costs, respectively. For the three months ended March 31, 2016, the Company recognized $0.5 million in equity in earnings and received cash distributions of $1.7 million.
Trilogy Joint Venture
In December 2015, the Company, together with Griffin-American Healthcare REIT III, Inc. (“GAHR3”), through a joint venture (“Trilogy”) acquired approximately 96.0% of the outstanding equity interests of Trilogy Investors, LLC (“Trilogy Investors”) for a total cost of $1.2 billion, while certain members of Trilogy Investors, pre-closing management team retained approximately 4.0% of the outstanding equity interests. Trilogy Investors owns and/or leases 97 facilities, most of which are integrated senior healthcare campuses offering a range of care, including assisted living, memory care, independent living and skilled nursing services, located across Indiana, Ohio, Kentucky and Michigan, as well as an ancillary pharmacy business and an ancillary therapy business that provide services to the facilities and third parties. The Company contributed $202.0 million for a 29.0% interest in Trilogy. As of March 31, 2016 and December 31, 2015, the carrying value of the Company’s investment was $182.9 million and $195.7 million, including $7.7 million and $7.7 million of capitalized acquisition costs, respectively. For the three months ended March 31, 2016, the Company recognized $12.8 million in equity in losses and received no cash distributions.
Summarized Financial Data
The combined balance sheets as of March 31, 2016 and December 31, 2015 and statements of operations for the three months ended March 31, 2016 and 2015 for the Griffin-American and Trilogy unconsolidated ventures are as follows (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015		Three Months Ended March 31,
				2016	2015
Assets
Total assets	$5,367,987	$5,436,757	Total revenues	$300,256	$97,949

Liabilities and equity			Net income (loss)	$(61,251)	$(25,887)
Total Liabilities	$3,643,192	$3,646,896
Equity	1,724,795	1,789,861
Total liabilities and equity	$5,367,987	$5,436,757

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Real Estate Debt Investments
The following table presents debt investments as of March 31, 2016 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount	Carrying Value	Allocation by Investment Type(1)	Fixed Rate	Spread over LIBOR(2)	Total Unleveraged Current Yield
First mortgage loan(3)	1	$14,637	$14,637	7.6%	—%	8.3%	8.6%	100.0%
Mezzanine loans	3	178,834	178,350	92.4%	10.0%	10.2%	10.3%	58.1%
Total/Weighted Average	4	$193,471	$192,987	100.0%	10.0%	9.9%	10.2%	61.2%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum London Interbank Offered Rate (“LIBOR”) rate, as applicable.

(3)	Subject to a 0.3% minimum LIBOR rate (“LIBOR floor”).
The following table presents debt investments as of December 31, 2015 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount	Carrying Value	Allocation by Investment Type(1)	Fixed Rate	Spread over LIBOR(2)	Total Unleveraged Current Yield
First mortgage loan(3)	1	$14,637	$14,637	7.6%	—%	8.3%	8.4%	100.0%
Mezzanine loans	3	178,774	178,297	92.4%	10.0%	10.2%	10.3%	58.0%
Total/Weighted Average	4	$193,411	$192,934	100.0%	10.0%	9.9%	10.2%	61.2%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum LIBOR rate, as applicable.

(3)	Subject to a 0.3% minimum LIBOR floor.
The following table presents maturities of debt investments based on principal amount as of March 31, 2016 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
April 1 to December 31, 2016	$103,834	$—
Years Ending December 31:
2017	14,637	—
2018	—	—
2019	—	118,471
2020	—	—
2021	—	—
Thereafter	75,000	75,000
Total	$193,471	$193,471
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of March 31, 2016, the weighted average maturity, including extensions, of debt investments was 3.9 years.
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
As of March 31, 2016, all debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the three months ended March 31, 2016, three debt investments each contributed more than 10.0% of interest income. As of March 31, 2016, Sava Senior Care was the borrower of 53.7% of the aggregate principal amount of our debt investments.

6.	Borrowings
The following table presents borrowings as of March 31, 2016 and December 31, 2015 (dollars in thousands):

				March 31, 2016 (Unaudited)		December 31, 2015
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$24,000	$23,394	$24,000	$23,348
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	21,500	21,269	21,500	21,255
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	20,000	19,795	20,000	19,783
Milford, OH(4)	Non-recourse	Dec-18	LIBOR + 3.35%	10,459	10,261	10,500	10,282
Arbors Portfolio(5)
Various locations	Non-recourse	Feb-25	3.99%	93,750	91,781	93,750	91,712
Watermark Fountains Portfolio(6)
Various locations	Non-recourse	Jun-22	3.92%	410,000	404,847	410,000	404,605
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun-25	4.17%	648,211	644,919	—	—
Total				$1,227,920	$1,216,266	$579,750	$570,985
_____________________________________________________

(1)
Comprised of $41.5 million principal amount of floating rate borrowings at one-month LIBOR and $34.5 million principal amount of floating rate borrowings at three-month LIBOR, including $10.5 million subject to a LIBOR floor of 0.5%.

(2)	The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net.

(3)
This mortgage note arrangement has a capacity of up to $30.0 million, subject to certain conditions, secured by four healthcare properties. As of March 31, 2016, the Company has funded approximately $7.0 million into a lender controlled reserve to comply with certain minimum financial coverage ratios, which will be released to the Company once certain conditions are satisfied.

(4)
The initial maturity of $10.5 million principal amount of a floating rate borrowing is December 2016, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

(5)	Comprised of four mortgage notes payable with an aggregate amount of $93.8 million, secured by four healthcare real estate properties.

(6)	Comprised of $410.0 million principal amount of fixed rate borrowings, secured by 15 healthcare real estate properties.

(7)
Comprised of 32 individual mortgage notes payable that were assumed as part of the acquisition of the remaining 60.0% interest in the Winterfell Portfolio on March 1, 2016. Refer to Note 3 for further discussion.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings based on final maturity as of March 31, 2016 (dollars in thousands):

April 1 to December 31, 2016	$191
Years Ending December 31:
2017	3,516
2018	20,948
2019	44,347
2020	22,378
Thereafter	1,136,540
Total	$1,227,920
The Company is currently in compliance with all of its financial covenants.

7.	Related Party Arrangements
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
Organization and Offering Costs
The Advisor, or its affiliates, was entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15% of gross proceeds from the Primary Offering. The Advisor did not expect reimbursable organization and offering costs, including costs incurred in connection with the Follow-on Offering but excluding selling commissions and dealer manager fees, to exceed $22.5 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. Based on gross proceeds of $1.7 billion from the Primary Offering, the Company incurred reimbursable organizational and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% expected. The Company’s independent directors did not determine that any of the organization and offering costs were unfair and commercially unreasonable.
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, the Company paid the Dealer Manager selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which were reallowed to participating broker-dealers. In addition, the Company paid the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Primary Offering, a portion of which was typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three months ended March 31, 2016 and 2015 and the amount due to related party as of March 31, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended March 31,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	March 31, 2016 (Unaudited)	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees-related party	$7,465	$2,709	$17	$22
Acquisition(1)	Real estate debt investments, net / investments in unconsolidated ventures / asset management and other fees-related party	12,163	(13)	—	378
Disposition(1)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor
Operating costs(2)	General and administrative expenses	7,465	2,708	4	4
Organization	General and administrative expenses	—	5	—	—
Offering(2)	Cost of capital(3)	424	685	9	39
Selling commissions / Dealer manager fees	Cost of capital(3)	83	12,386	—	—
Total				$30	$443
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

(2)	As of March 31, 2016, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $4.2 million, which remain eligible to be allocated to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
On January 29, 2015, the board of directors of the Company approved an amended and restated distribution support agreement (the “Distribution Support Agreement”) extending the term until February 6, 2017. Pursuant to the Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share during the Initial Offering and at $9.18 per share during the Follow-on Offering, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of March 31, 2016, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 588,116 shares of the Company’s common stock for $5.3 million. As the Follow-on Offering has now been completed, NorthStar Realty has no further obligation to purchase shares under the Distribution Support Agreement.

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
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and the Company, the Sponsor acquired a 43%, as adjusted, ownership interest in AHI and Mr. James F. Flaherty III, a strategic partner of the Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by the Company and NorthStar Realty. In connection with the Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to the Advisor, NorthStar Realty and the Company. Initially, AHI provides such services to the Company only with respect to its interest in the Griffin-American portfolio or in connection with certain joint acquisitions with NorthStar Realty and, following completion of the Offering and substantial investment of the Company’s proceeds, AHI may provide such services to all of the Company’s assets other than joint ventures with Formation. Consequently, AHI will assist the Advisor in managing the Griffin-American portfolio and other current and future healthcare assets owned by the Company and NorthStar Realty.
In December 2015, the Company, through a joint venture with GAHR3, a REIT sponsored and advised by AHI, acquired a 29% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $202 million for its interest. The purchase was approved by the Company’s board of directors, including all of its independent directors.
In March 2016, the Company acquired NorthStar Realty’s 60.0% interest in the Winterfell JV, which owns the Winterfell Portfolio, for a purchase price of $534.5 million, excluding escrows and subject to customary proration and adjustments. The transaction was approved by the Company’s board of directors, including all of its independent directors, and validated by an independent third-party appraisal for the Winterfell Portfolio. The Company originally acquired a 40.0% equity interest in the Winterfell JV in May 2015. The Company accordingly now owns 100.0% of the equity in the Winterfell Portfolio as of March 1, 2016 and consolidates the financial position. Prior to March 1, 2016, the Company accounted for its equity investment in the Winterfell JV as an unconsolidated venture under the equity method. For the three months ended March 31, 2016, the Company recognized $1.4 million in equity in earnings and received $0.6 million cash distributions. As of March 31, 2016 the Company owes NorthStar Realty $2.4 million for working capital adjustments related to this acquisition. This amount is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

Origination of Mezzanine Loan
In July 2015, the Company originated a $75.0 million mezzanine loan to a subsidiary of Espresso, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.

8.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of March 31, 2016, the Company’s independent directors were granted a total of 41,765 shares of restricted common stock for an aggregate $420,000. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $33,751 and $29,299 for the three months ended March 31, 2016 and 2015, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations.

9.	Stockholders’ Equity
Common Stock

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company stopped accepting subscriptions for the Follow-on Offering on December 17, 2015 and all of the shares initially registered for the Offering were issued on or before January 19, 2016. For the three months ended March 31, 2016, the Company issued 0.1 million shares of common stock generating gross proceeds of $0.8 million. For the three months ended March 31, 2015, the Company issued 13.0 million shares of common stock generating gross proceeds of $129.3 million. From inception through March 31, 2016, the Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion in the Primary Offering.
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
In December 2015, the Company registered an additional 30.0 million shares to be offered pursuant to the DRP and continues to offer such shares. For the three months ended March 31, 2016, the Company issued 1.7 million shares of common stock totaling $16.7 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2015, the Company issued 4.8 million shares of common stock totaling $46.4 million of gross offering proceeds pursuant to the DRP. From inception through March 31, 2016, the Company issued 7.9 million shares of common stock, generating gross offering proceeds of $75.8 million pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and are paid monthly based on a daily amount of $0.00184426 per share, which is equivalent to an annualized distribution amount of $0.675 per share of the Company’s common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2016 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$4,538	$5,735	$10,273
February	4,258	5,375	9,633
March	4,612	5,717	10,329
Total	$13,408	$16,827	$30,235
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the three months ended March 31, 2016, the Company repurchased 284,121 shares of common stock for $2.7 million at an average price of $9.51 per share. For the year ended December 31, 2015, the Company repurchased 406,544 shares of common stock for a $3.9 million at an average price of $9.66 per share pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of March 31, 2016, there were no unfulfilled repurchase requests.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2016 and 2015 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests was a $0.1 million loss for the three months ended March 31, 2016 and a de minimis amount for the three months ended March 31, 2015.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)			December 31, 2015
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$193,471	$192,987	$194,212	$193,411	$192,934	$194,277
Financial liabilities:(1)
Mortgage notes payable	$1,227,920	$1,216,266	$1,193,057	$579,750	$570,985	$576,106
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
The Company primarily generates rental and resident fee income from real estate equity investments and interest income on the real estate debt investments. As of March 31, 2016, the Company did not own any real estate securities. For the three months ended March 31, 2016, gross revenues from two of the Company’s operators, Watermark Retirement Communities and Holiday Retirement Communities were 62.8% and 20.4% respectively, of total revenues. The following tables present segment reporting for the three months ended March 31, 2016, and 2015 (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:
Three Months Ended March 31, 2016	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$43,476	$—	$—	$43,476
Interest income	—	5,035	—	5,035
Other revenue	276	—	—	276
Property operating expenses	(23,397)	—	—	(23,397)
Interest expense	(8,483)	—	—	(8,483)
Transaction costs	(1,282)	—	—	(1,282)
Asset management and other fees - related party	—	—	(19,628)	(19,628)
General and administrative expenses	(258)	(24)	(7,554)	(7,836)
Depreciation and amortization	(11,823)	—	—	(11,823)
Gain (loss) on consolidation of unconsolidated venture	6,408	—	—	6,408
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	4,917	5,011	(27,182)	(17,254)
Equity in earnings (losses) of unconsolidated ventures	(14,037)	—	—	(14,037)
Income tax benefit (expense)	—	—	(7,091)	(7,091)
Net income (loss)	$(9,120)	$5,011	$(34,273)	$(38,382)

Statement of Operations:
Three months ended March 31, 2015	Real Estate Equity	Real Estate Debt	Corporate (1)	Total
Rental and resident fee income	$7,754	$—	$—	$7,754
Interest income	—	3,561	—	3,561
Property operating expenses	(2,746)	—	—	(2,746)
Interest expense	(1,449)	—	(198)	(1,647)
Transaction costs	(1,416)	—	—	(1,416)
Asset management and other fees - related party	—	—	(2,714)	(2,714)
General and administrative expenses	(14)	(20)	(2,843)	(2,877)
Depreciation and amortization	(1,685)	—	—	(1,685)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	444	3,541	(5,755)	(1,770)
Equity in earnings (losses) of unconsolidated ventures	(3,589)	—	—	(3,589)
Income tax benefit (expense)	345	—	—	345
Net income (loss)	$(2,800)	$3,541	$(5,755)	$(5,014)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment as of March 31, 2016 and December 31, 2015 (dollars in thousands):

Balance Sheets:	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
March 31, 2016 (Unaudited):
Total Assets	$2,259,748	$194,563	$152,664	$2,606,975
December 31, 2015:
Total Assets	$1,460,392	$194,451	$347,385	$2,002,228
_________________________________________________

(1)	Primarily includes unrestricted cash balances.

13.	Subsequent Events
Distribution Reinvestment Plan
For the period from April 1, 2016 through May 6, 2016, the Company issued 1.2 million shares pursuant to the DRP representing gross proceeds of $11.3 million.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Distributions
On May 12, 2016, the board of directors of the Company approved a daily cash distribution of $0.001844262 per share of common stock for each of the three months ended September 30, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2016 through May 6, 2016, the Company repurchased 0.3 million shares for a total of $2.5 million or a weighted average price of $9.49 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “we,” “us” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We were formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which we define as assisted living, or ALF, memory care, or MCF, skilled nursing, or SNF, independent living, or ILF, facilities and continuing care retirement communities, or CCRC, which may have independent living, assisted living, skilled nursing and memory care available on one campus. We also invest in other healthcare property types, including medical office buildings, or MOB, hospitals, rehabilitation facilities and ancillary services businesses. Our investments are predominantly in the United States, but we also selectively make international investments. We were formed in October 2010 as a Maryland corporation and commenced operations in February 2013. We elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
Our equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, where applicable through the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, structures that permit us, through taxable REIT subsidiaries, or TRS, to have direct exposure to resident fee income and incur related operating expenses. Our debt investments consist of first mortgage loans and mezzanine loans. As of March 31, 2016, we did not own any securities investments.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), or our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of March 31, 2016, NSAM had an aggregate of $35.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSHC Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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
Our Initial Primary Offering and our Follow-on Primary Offering are collectively referred to as our Primary Offering and our distribution reinvestment plan, including but not limited to our Initial DRP and Follow-on DRP are collectively referred to as our DRP. Additionally, our Primary Offering and our Initial DRP and our Follow-on DRP are collectively referred to as our Offering.
NorthStar Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of our Sponsor upon completion of the spin-off, served as the dealer manager for our Primary Offering.
From inception through May 6, 2016, we raised total gross proceeds of $1.8 billion.
Our Investments
The following table presents our investments as of March 31, 2016 (dollars in thousands):

Investment Type:	Number of Properties	Amount(1)(2)	% of Total	Capacity		Primary Locations
Real estate equity(3)
MOB	148	$315,237	9.3%	6.0 million	square feet	IN, TX, NY, GA, TN
Net lease
Senior housing facilities(4)	110	566,369	16.8%	6,121	units	NY, CA, FL, UK, WA
SNF	244	454,703	13.5%	26,438	beds	PA, MI, KY, IN, WI
Hospital	14	40,772	1.2%	817	beds	CA, TX, MO, UT, GA
Operating
Senior housing facilities(4)	97	1,487,260	44.0%	11,677	units	CA, TX, WA, NY, MO
SNF	51	231,504	6.9%	5,068	beds	IN, OH, MI, KY, MA
Ancillary(5)	N/A	87,471	2.6%	N/A		IN, OH, MI, KY
Total real estate equity	664	3,183,316	94.3%

Real estate debt
First mortgage loan		14,637	0.4%
Mezzanine loans		178,834	5.3%
Total real estate debt		193,471	5.7%
Total investments		$3,376,787	100.0%
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

Underwriting Process
We use a rigorous investment and underwriting process that has been developed and utilized by our Advisor’s and its affiliates’ senior management teams leveraging their extensive commercial and healthcare real estate expertise over many years and real estate cycles, which focuses on some or all of the following factors designed to ensure each investment is being evaluated appropriately: (i) the historical, projected and overall potential return of the investment; (ii) the property’s historical and projected operating revenues and expenses; (iii) the manager’s and tenant’s expertise, financial strength and reputation; (iv) a review of the existing and projected competition within the market; (v) an analysis of the current and projected valuation of the building; (vi) an assessment of the physical condition of the building; (vii) the overall legal structure of the investment; (viii) the terms of the purchase and sale agreement, management agreement, joint venture agreement, lease agreement and other transactional agreements and obligations; (ix) the availability, terms and obligations of third-party project financing; (x) a third-party’s opinion of the valuation, physical condition and environmental assessment of the building; (xi) the state or federal regulations that may impact the local workforce and payment reimbursement such as Medicaid and Medicare; (xii) the building’s and operator’s licensing survey results; (xiii) the insurance coverages, premiums and claims history of the property and operator; (xiv) the tax and accounting impact of the transaction; (xv) a review of any contingent liabilities in the transaction; (xvi) the expected ability to liquidate the investment through a sale or refinancing; (xvii) the appropriateness and cost of the business plan with repositioning the property; and (xviii) for debt investments, the borrower’s credit, loan agreement terms, collateral securing the loan and the expected ability to pay debt service.
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
Our equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, where applicable under the RIDEA structure, whereby we participate directly in the operational cash flow of a property, we generate resident level income from short-term residential agreements and incur customary related operating expenses.
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
Our Portfolio
As of March 31, 2016, $3.2 billion, or 94.3% of our investments, were invested in healthcare real estate equity. The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.
The following table presents a summary of our real estate equity investments as of March 31, 2016 (dollars in thousands):

			Properties(1)
Portfolio	Investment Structure	Amount(2)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments(3)
Watermark Aqua	Operating Facilities	$100,924	3	—	—	—	3	West/Southwest/Midwest	97.0%
Peregrine	Net Lease	36,498	4	—	—	—	4	Northeast/Southeast	100.0%
Kansas City	Net Lease	15,000	2	—	—	—	2	Midwest	100.0%
Arbors	Net Lease	125,130	4	—	—	—	4	Northeast	100.0%
Watermark Fountains(4)	Net Lease/Operating Facilities	655,093	16	—	—	—	16	Various	Various
Winterfell (5)	Operating Facilities	904,984	32	—	—	—	32	Various	100.0%
Total Direct Investments		1,837,629	61	—	—	—	61
Joint Venture Investments(6)
Eclipse	Net Lease/Operating Facilities	59,816	44	—	36	—	80	Various	5.6%
Envoy	Net Lease	16,472	—	—	14	—	14	Mid - Atlantic/Northeast	11.4%
Griffin-American	Net Lease/Operating Facilities	605,670	91	148	45	14	298	Various	14.3%
Espresso	Net Lease	326,475	6	—	152	—	158	Various	36.7%
Trilogy(7)	Operating Facilities	337,254	5	—	48	—	53	Various	29.0%
Total Joint Venture Investments		1,345,687	146	148	295	14	603
Total		$3,183,316	207	148	295	14	664
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(3)	The net lease properties are leased to four operators, that have a 8.2 year weighted average remaining lease term. The weighted average resident occupancy of our direct investments was 89.7%.

(4)
Watermark Fountains portfolio consists of six wholly-owned properties and ten properties in which we own a 97.0% interest. One of these properties consists of 20 condominium units in which we hold future interests, or the Remainder Interests.

(5)	Winterfell portfolio ownership increased to 100% on March 1, 2016. Refer to Note 3 of the notes to consolidated financial statements.

(6)	Represents our proportionate interest in real estate assets held through unconsolidated joint ventures.

(7)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options, which are not subject to property count.
As of March 31, 2016, our unconsolidated joint venture investments, which comprised 42.3% of our total real estate equity investments, included the following:
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
We emphasize direct origination of our debt investments as this allows us a greater degree of control over the terms of the loan, including any origination and other fees and how the investment is underwritten and structured, and it provides us the opportunity to syndicate all or a portion (i.e., senior or subordinate interests) of a loan, if desired. Further, direct origination of debt investments provides for a closer relationship with our borrowers and operators which helps us proactively asset manage the investment.
Our Portfolio
As of March 31, 2016, $193.5 million, or 5.7% of our investments, was invested in real estate debt secured by healthcare facilities, consisting of four loans with an average investment size of $48.4 million. The weighted average extended maturity of our real estate debt portfolio is 3.9 years.
The following table presents a summary of our debt investments as of March 31, 2016 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount	Carrying Value	Allocation by Investment Type(1)	Fixed Rate	Spread over LIBOR(2)	Total Unleveraged Current Yield
First mortgage loan(3)	1	$14,637	$14,637	7.6%	—%	8.3%	8.6%	100.0%
Mezzanine loans	3	178,834	178,350	92.4%	10.0%	10.2%	10.3%	58.1%
Total/Weighted average	4	$193,471	$192,987	100.0%	10.0%	9.9%	10.2%	61.2%
___________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum London Interbank Offered Rate (“LIBOR”) rate, or LIBOR floor, as applicable.

(3)	Subject to a 0.3% minimum LIBOR rate.

The following presents our real estate debt portfolio diversity across investment type, property type and geographic location based on principal amount:

Real Estate Debt by Investment Type

Real Estate Debt by Property Type (1)	Real Estate Debt by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.
Healthcare-Related Securities
Our healthcare-related securities investment strategy may include investing primarily in CMBS, and may include other healthcare-related securities, backed primarily by loans secured by a variety of healthcare properties. We expect that this asset class will be less than 10% of our total portfolio. As of March 31, 2016, we did not own any securities investments.
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
Profitability and Performance Metrics
We calculate FFO and MFFO (see “Non-GAAP Financial Measures – Funds from Operations and Modified Funds from Operations” for a description of these metrics) to evaluate the profitability and performance of our business.
Outlook and Recent Trends
The U.S. economy has shown improvement in 2015 and into 2016 which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. Despite this improvement, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, volatility in the price of oil, slow global growth and international market volatility.

Many other global central banks have been easing monetary conditions to combat their own low inflation and stagnant growth and it is unclear when or if the Federal Reserve will adjust the Federal Funds Rate further.
Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over the U.S. mortgage market and sustainability of continued growth in the real estate market in the United States have contributed to increased domestic economic uncertainty and the potential for a recessionary environment.
Commercial real estate fundamentals remain relatively healthy across U.S. property types. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and continued to improve in 2015. Private capital investment remained aggressive during this time contributing to the growth in real estate values. However, property price appreciation has slowed and there is speculation that the markets may be in the later stage of the current real estate cycle leading to potentially falling values. One factor that may, among other factors, contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced.
It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. While there appears to be a supply of available liquidity and the benefits from improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
A return to weak economic conditions in the future, such as those of the credit crisis of 2008, could reduce a tenant’s/operator’s/resident’s ability to make payments in accordance with the contractual terms and could weaken demand for companies to lease or occupy new space. To the extent that market rental and occupancy rates weaken, property-level cash flow could be negatively affected and therefore reduce our ability to make distributions to stockholders.
After showing resiliency during the economic downturn between 2007 and 2010, the non-traded REIT sector experienced strong growth over recent years peaking in 2013 with approximately $20 billion of equity being raised for programs in this space due to favorable capital markets conditions. Non-traded REIT capital raising was down 20% in 2014 (with approximately $16 billion dollars in equity sales) and 2015 sales were down 36% compared to 2014, due to a variety of factors including a reduced number of liquidity events and an expanding regulatory environment. In the second quarter of 2015, the implementation of Regulatory Notice 15-02 issued by the Financial Industry Regulatory Authority, related to broker-dealer account statements went into effect and the U.S. Department of Labor issued its final rule on a fiduciary standard for retirement accounts.
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
Our skilled nursing facility operators and some of our assisted living tenants may receive a portion of their revenues from governmental payors, primarily Medicare and Medicaid. Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. On April 21, 2016, the Centers for Medicare and Medicaid Services, or CMS, issued a proposed rule for fiscal year 2017 outlining a net increase of 2.1% to Medicare reimbursement rates for skilled nursing facilities. Further rules and regulatory changes, if implemented, that are being proposed by the federal government to improve quality of care and control healthcare spending, may affect reimbursement and increase operating costs to our operators and tenants as they will be required to participate in order to continue to access Medicare and Medicaid funding. In addition, the government is proposing further reimbursement changes via managed care and pooled funding in order to attempt to control cost and share reimbursement risk with healthcare providers. We periodically monitor federal and state reimbursement programs and assess any impact that changes in reimbursement levels or the timing of payments may have on the ability of our tenants/operators to meet their payment obligations.

Despite the growth in the industry and favorable market conditions and demographics, economic uncertainty may have a negative impact, weakening the market’s fundamentals and ultimately reducing a tenant’s/operator’s ability to make rent payments in accordance with the contractual terms of the lease, as well as the possibility for reduced income for our operating investments. In addition, increased development and competitive pressures may have an impact on some of our assets. To the extent that market rental and occupancy rates decline, property-level cash flow could be negatively affected as existing leases renew at lower rates and over longer periods of time and decreased cash flow in turn could impact the value of underlying properties and the borrowers’ ability to service their outstanding loans.
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
Our Strategy
Our primary business objectives are to make investments in our targeted assets that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. We will seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We will continue to identify strategic development opportunities for our existing and future investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide an optimal mix of services and enhance the overall value of our assets. We believe that our Advisor and its affiliates have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market-leading real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. We believe that our targeted investment types are complementary to each other due to overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We believe that mid-acuity senior housing facilities provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities benefit from positive demographic and economic trends and generally provide the broadest level of services to residents in a more cost-effective setting resulting in a longer length of stay for residents and less turnover in tenancy than in some other healthcare settings.
We began raising capital in 2013 and completed our Initial Offering on February 2, 2015 and our Follow-on Offering on January 19, 2016. We raised total gross proceeds of $1.8 billion from inception through May 6, 2016. Since the successful completion of our Offering, we have only been raising new equity through our DRP.
The following table presents our investment activity in 2016 and from inception through March 31, 2016 (dollars in thousands):

	Three Months Ended	From Inception through
	March 31, 2016	March 31, 2016
Investment Type:	Amount(1)(2)	Amount(1)(3)
Real estate equity	$546,516	$3,183,316
Real estate debt	—	220,887
Total	$546,516	$3,404,203
__________________________________

(1)	Includes initial purchase price, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation.

(2)	Represents the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio.

(3)	Includes our proportionate interest in real estate held through joint ventures of $1.3 billion as of March 31, 2016.
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
Our Advisor has delegated certain asset management functions in connection with our portfolio to American Healthcare Investors, LLC, or AHI. As of March 31, 2016, AHI provides these asset management services in connection with our Griffin-American, Winterfell and Trilogy portfolios and we expect AHI to provide these asset management services for the balance of our portfolio (other than joint ventures with Formation Capital LLC, or Formation) beginning in the second half of 2016. In addition, Formation provides similar asset management services to us in connection with the Eclipse, Espresso and Envoy joint ventures. Our Advisor’s asset management team, under the direction of its investment committee, supervises AHI and Formation and retains ultimate oversight and responsibility for the management of our portfolio.
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
One of our operators, which accounts for 1.4% of the total revenue attributable to our direct investments, recently failed to timely pay its full rental obligations. As a result, we were required to fund additional reserves under the mortgage note payable relating to the portfolio. We have entered into a new lease and related documents with this operator in connection with the transition of operations.
As of March 31, 2016, except as discussed above, our direct investments were performing in accordance with the contractual terms of their governing documents, in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record impairment, as appropriate, if required.
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
We adopted the new consolidation guidance (refer to Recent Accounting Pronouncements) on January 1, 2016 which resulted in the identification of several VIEs as of March 31, 2016. Prior to the adoption of the standard, these entities were consolidated under the voting interest model.  The most significant consolidated VIEs are our Operating Partnership and certain properties that have non-controlling interests.  These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights.  We consolidate these entities because it controls all significant business activities.
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
When we acquire a controlling interest in an existing unconsolidated joint venture, we record the consolidated investment at the updated purchase price, which is reflective of fair value. The difference between the carrying value of our investment in the existing unconsolidated joint venture on the acquisition date and our share of the fair value of the investment’s purchase price is recorded in gain (loss) on consolidation of unconsolidated venture in our consolidated statements of operations.
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
Real Estate Securities
We classify our securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of March 31, 2016, we do not own any securities investments.
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the consolidated balance sheets. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
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
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income. As of March 31, 2016, we do not own any securities investments.
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
An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts. We had an immaterial amount of allowance for doubtful accounts as of March 31, 2016.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2016, we did not have any impaired real estate debt investments.
Investments in Unconsolidated Ventures
We review our investments in unconsolidated ventures for which we did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, we consider global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in equity in earnings (losses) of unconsolidated ventures in our consolidated statements of operations.
Real Estate Securities
Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in our consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of March 31, 2016, we did not own any real estate securities.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligation and our partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on our consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact that the standard will have on our consolidated financial position, results of operations and financial statement disclosures.
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

In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Three Months Ended March 31, 2016 to March 31, 2015 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Resident fee income	$25,041	$3,848	$21,193	550.8%
Rental income	18,435	3,906	14,529	372.0%
Interest income	5,035	3,561	1,474	41.4%
Other revenue	276	—	276	N/A
Total revenues	48,787	11,315	37,472	331.2%

Expenses
Property operating expenses	23,397	2,746	20,651	752.0%
Interest expense	8,483	1,647	6,836	415.1%
Transaction costs	1,282	1,416	(134)	(9.5)%
Asset management and other fees-related party	19,628	2,714	16,914	623.2%
General and administrative expenses	7,836	2,877	4,959	172.4%
Depreciation and amortization	11,823	1,685	10,138	601.7%
Total expenses	72,449	13,085	59,364	453.7%
Other income (loss)
Gain (loss) on consolidation of unconsolidated venture	6,408	—	6,408	N/A
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(17,254)	(1,770)	(15,484)	874.8%
Equity in earnings (losses) of unconsolidated ventures	(14,037)	(3,589)	(10,448)	291.1%
Income tax benefit (expense)	(7,091)	345	(7,436)	(2,155.4)%
Net income (loss)	$(38,382)	$(5,014)	$(33,368)	665.5%

Revenues
Resident Fee Income
Resident fee income increase of $21.2 million was primarily a result of the additional RIDEA properties acquired subsequent to March 31, 2015.
Rental Income
Rental income increase of $14.5 million was primarily a result of our acquisition of the Winterfell portfolio during the three months ended March 31, 2016, as well as the net lease portfolio acquired in our real estate equity segment subsequent to March 31, 2015.
Interest Income
Interest income increase of $1.5 million was generated by new investments in our real estate debt segment subsequent to March 31, 2015.
Other Revenue
Other revenue of $0.3 million during the three months ended March 31, 2016 was related to community fees and other miscellaneous fees from our real estate equity segment.
Expenses
Property Operating Expenses
Property operating expenses increase of $20.7 million was primarily attributable to the new RIDEA properties acquired subsequent to March 31, 2015, as well as our acquisition of the Winterfell portfolio during the three months ended March 31, 2016.
Interest Expense
Interest expense increase of $6.8 million was attributable to mortgage notes payable assumed during the acquisition of new investments in our real estate equity segment.
Transaction Costs
Transaction costs primarily represented professional fees associated with acquisition of new real estate equity investments. The transaction costs decrease of $0.1 million was related to higher level of acquisition activity in our real estate equity segment during the first quarter 2015.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increase of $16.9 million was driven by an investment acquisition during the three months ended March 31, 2016 as well as an increase in our invested assets subsequent to March 31, 2015.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level. General and administrative expenses include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increase of $5.0 million was primarily attributable to increased operating costs from greater investment activity subsequent to March 31, 2015.
Depreciation and Amortization
Depreciation and amortization expense increase of $10.1 million was primarily related to new acquisitions in our real estate equity segment subsequent to March 31, 2015.
Other Income (Loss)
Gain (loss) on consolidation of unconsolidated venture
The gain of $6.4 million was attributable to an adjustment to the carrying value of our equity investment in the Winterfell portfolio as a result of the acquisition of the remaining equity interest in the portfolio during the three months ended March 31, 2016.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures

Unconsolidated ventures incurred losses of $14.0 million related to acquisitions in our real estate equity segment. For the three months ended March 31, 2016, our unconsolidated ventures generated operating income of $8.2 million, excluding $22.2 million of depreciation and amortization expense and transaction costs.
Income Tax Benefit (Expense)
The income tax expense for the three months ended March 31, 2016 was $7.1 million related to our RIDEA properties, which operate through TRS. The income tax net benefit for the three months ended March 31, 2015 was $0.3 million related to our senior housing facilities operating under a RIDEA structure.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. We obtained the capital required to acquire and manage our healthcare real estate portfolio and conduct our operations from the proceeds of our Offering. We do not currently intend to conduct any future offerings, other than through our DRP. We may access additional capital from secured or unsecured financings from banks and other lenders, net proceeds from asset repayments and sales and from any undistributed funds from our operations. As of May 6, 2016, we had $159.4 million of investable cash.
Offering
From inception through May 6, 2016, we have raised total gross proceeds of $1.8 billion.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments, is 75% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of March 31, 2016, our leverage was 49.8%. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2016	2015
Operating activities	$(15,020)	$3,992
Investing activities	(141,797)	(13,034)
Financing activities	(18,219)	207,352
Net increase (decrease) in cash	$(175,036)	$198,310

Three Months Ended March 31, 2016 Compared to March 31, 2015
Net cash used in operating activities was $15.0 million for the three months ended March 31, 2016 compared to net cash provided by operating activities of $4.0 million for the three months ended March 31, 2015. The net cash used in operating activities was primarily related to investment activity made during the period, resulting in an increase in fees paid to our Advisor for the management of our investments, and other general and administrative expenses, transaction costs and interest expense due to additional borrowings on mortgage notes. This is partially offset by the net income generated from our real estate equity and debt investments.
Net cash used in investing activities was $141.8 million for the three months ended March 31, 2016 compared to $13.0 million for the three months ended March 31, 2015. The increase in net cash used in investing activities was primarily related to greater real estate equity investment activity.
Net cash used in financing activities was $18.2 million for the three months ended March 31, 2016 compared to net cash provided by financing activities of $207.4 million for the three months ended March 31, 2015. The decrease in net cash provided by financing activities was primarily related to no new borrowings in connection with our investments, as well as less proceeds from the issuance of common stock since our Offering has ended. Net cash used in financing activities for the three months ended March 31, 2016 was primarily related to distributions paid on and redemption of our common stock.
Off-Balance Sheet Arrangements
We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 4 “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three months ended March 31, 2016 and 2015, and the amount due to related party as of March 31, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended March 31,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	March 31, 2016	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees-related party	$7,465	$2,709	$17	$22
Acquisition(1)	Real estate debt investments, net / investments in unconsolidated ventures / asset management and other fees-related party	12,163	(13)	—	378
Disposition(1)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor
Operating costs(2)	General and administrative expenses	7,465	2,708	4	4
Organization	General and administrative expenses	—	5	—	—
Offering	Cost of capital(3)	424	685	9	39
Selling commissions / Dealer manager fees	Cost of capital(3)	83	12,386	—	—
Total				$30	$443
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

(2)	As of March 31, 2016, our Advisor has incurred unreimbursed operating costs on our behalf of $4.2 million that remain eligible to allocate to us.

(3)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
On January 29, 2015, our board of directors approved an amended and restated distribution support agreement, or our Distribution Support Agreement, extending the term until February 6, 2017. Pursuant to our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share during our Initial Offering and at $9.18 per share during our Follow-on Offering, if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of March 31, 2016, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 588,116 shares of our common stock for $5.3 million. As our Follow-on Offering has now been completed, NorthStar Realty has no further obligation to purchase shares under the Distribution Support Agreement.
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
In December 2015, we, through a joint venture with Griffin-American Healthcare REIT III, Inc., or GAHR3, a REIT sponsored and advised by AHI, acquired a 29% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio, and contributed $202 million for this interest. The purchase was approved by our board of directors, including all of our independent directors.
In March 2016, we acquired NorthStar Realty’s 60.0% interest in a joint venture, or the Winterfell JV, which owns 32 private pay independent living facilities, or the Winterfell Portfolio, for a purchase price of $534.5 million, excluding escrows and subject to customary proration and adjustments. The transaction was approved by our board of directors, including all of our independent directors, and validated by an independent third-party appraisal for the Winterfell Portfolio. We originally acquired a 40.0% equity interest in the Winterfell JV in May 2015. We accordingly now own 100.0% of the equity in the Winterfell Portfolio as of March 1, 2016 and consolidate the financial position. Prior to March 1, 2016, we accounted for our equity investment in the Winterfell JV as an unconsolidated venture under the equity method. For the three months ended March 31, 2016, we recognized $1.4 million in equity in earnings and received $0.6 million cash distributions. As of March 31, 2016 we owe NorthStar Realty $2.4 million for working capital adjustments related to this acquisition. This amount is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet.
Origination of Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, the Espresso joint venture, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.
Recent Developments
Distribution Reinvestment Plan
For the period from April 1, 2016 through May 6, 2016, we issued 1.2 million shares pursuant to the DRP representing gross proceeds of $11.3 million.
Distributions
On May 12, 2016, our board of directors approved a daily cash distribution of $0.001844262 per share of common stock for each of the three months ended September 30, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2016 through May 6, 2016, we repurchased 0.3 million shares for a total of $2.5 million or a weighted average price of $9.49 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
Determination of Estimated Value Per Share
On April 7, 2016, our board of directors, including all of our independent directors, approved and established an estimated value per share for our common stock of $8.63. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities as of December 31, 2015, divided by the number of shares of our common stock outstanding as of December 31, 2015. The information used to generate the estimated value per share, including market information, investment and property-level data and other information provided by third parties, was the most recent information practically available as of December 31, 2015. The estimated value per share does not include the potential impact of investments made subsequent to December 31, 2015 of approximately $156.7 million of equity in $534.5 million of healthcare assets, and also excludes any market portfolio premiums that may be assigned by investors for investments in the types of healthcare real estate portfolios owned by us. The estimated value per share of our common stock also does not include any premium or benefit for the enterprise value that may be attributable to us due to the size and diversity of its investment portfolio, including its exposure, either directly or through joint ventures, to approximately $9.6 billion in healthcare real estate investments as of December 31, 2015. In addition, during 2015, we raised $748.9 million in aggregate net proceeds from its public offerings of common stock which has not been fully invested and, as of December 31, 2015, held approximately $354.2 million in uninvested cash on its balance sheet.  For additional information on the methodology used to determine our estimated value per share, refer to our Current Report on Form 8-K, filed with the SEC on April 8, 2016.
In connection with the determination of the estimated value per share, our board of directors amended and restated our DRP, effective ten days following written notice to participants of the changes to the DRP. The amendment provided that distributions may be reinvested in shares of our common stock at a price of $8.63, until we establish a new estimated per share value, at which time the purchase price will adjust to 100% of such estimated value per share. We expect that the next estimated value per share will be based upon its assets and liabilities as of December 31, 2016 and that such value will be included in a report filed with the SEC. We intend to publish estimated values per share annually, although it may determine to publish such revised values more frequently.
In connection with its determination of the estimated value per share, our board of directors approved an amendment to the Share Repurchase Program, or Amended SRP, effective ten days following written notice to participants of the changes to the Share Repurchase Program. Pursuant to the Amended SRP, unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, repurchases will be made at a price of $8.63, until such time as we establish a new estimated value per share, at which time the purchase price will adjust to 100% of such estimated value per share.
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

Acquisition fees and expenses paid to our Advisor and third parties in connection with the acquisition of equity investments are considered expenses and are included in the determination of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore, if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operating earnings, cash flow or net proceeds from the sale of investments or properties. All paid and accrued acquisition fees and expenses will have negative effects on future distributions to stockholders and cash flow generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
Due to certain of the unique features of publicly-registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the SEC nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP. In addition, MFFO is not a useful measure in evaluating net asset value, or NAV since an impairment is taken into account in determining NAV but not in determining MFFO.
We define MFFO in accordance with the concepts established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for deferred tax benefit or expense, as applicable, as such items are not indicative of our operating performance. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. The IPA’s definition of MFFO excludes from FFO the following items:

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

The following table presents a reconciliation of FFO and MFFO to net income (loss) attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(38,297)	$(5,013)
Adjustments:
Depreciation and amortization	11,823	1,685
Depreciation and amortization related to unconsolidated ventures	22,056	6,240
Depreciation and amortization related to non-controlling interests	(217)	(17)
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(4,635)	$2,895
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(4,635)	$2,895
Adjustments:
Acquisition fees and transaction costs	13,445	1,401
Straight-line rental (income) loss	(560)	(658)
Amortization of premiums, discounts and fees on investments and borrowings, net	441	329
Deferred tax (benefit) expense	7,027	(226)
Adjustments related to unconsolidated ventures(1)	3,914	1,948
Adjustments related to non-controlling interests	(9)	2
Gain (loss) on consolidation of unconsolidated venture	(6,408)	—
Other	213	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$13,428	$5,691
___________________________________

(1)
Primarily represents our proportionate share of transaction costs and amortization of above/below market debt adjustments and deferred financing costs incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the date of our first investment on April 5, 2013 through March 31, 2016, we paid an annualized distribution amount of $0.675 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the three months ended March 31, 2016 and year ended December 31, 2015 (dollars in thousands):

	Three Months Ended March 31, 2016		Year Ended December 31, 2015
Distributions(1)
Cash	$13,408		$38,972
DRP	16,827		49,299
Total	$30,235		$88,271

Sources of Distributions(1)
FFO(2)	$—	—%	$—	—%

Offering proceeds - Distribution support	—	—%	2,614	3%
Offering proceeds - Other	30,235	100%	85,657	97%
Total	$30,235	100%	$88,271	100%

Cash Flow Provided by (Used in) Operations	$(15,020)		$(8,563)
_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through March 31, 2016, we declared $146.5 million in distributions. Cumulative FFO for the period from April 5, 2013 through March 31, 2016 was negative $27.5 million.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are primarily subject to interest rate risk and credit risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions (if any) are held for investment and not for trading purposes.
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments, as well as changes in net interest income of our real estate debt investments. As of March 31, 2016, 6.2% of our total borrowings were floating rate liabilities and 61.2% of our real estate debt investments were floating rate investments. Of the floating rate liabilities, 100% related to our directly owned operating real estate equity investment mortgage notes payable.
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
Our debt investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, some of our floating-rate debt investments have a fixed minimum LIBOR floor. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments and expenses from our borrowings. As of March 31, 2016, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase interest income by $1.2 million and interest expense by $0.8 million, respectively, for a net income increase of $0.4 million annually.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of March 31, 2016, we had one fixed-rate debt investment with a carrying value of $74.5 million.
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
Credit Risk
We are subject to the credit risk of the operators or managers of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator or manager’s business as well as an assessment of the strategic importance of the underlying real estate to the operator or manager’s core business operations. Where appropriate, we may seek to augment the operator or manager’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases, management agreements or joint venture arrangements. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. The extent of pending or future healthcare regulation may have a material impact on the valuation and financial performance of this portion of our portfolio. For the three months ended March 31, 2016, gross revenues from two of our operators, Watermark Retirement Communities and Holiday Retirement Communities, represented 62.8% and 20.4%, respectively, of our total revenues attributable to direct investments.
Credit risk in our debt investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2016, three debt investments each contributed more than 10.0% of interest income. As of March 31, 2016, Sava Senior Care was the borrower of 53.7% of the aggregate principal amount of our debt investments.

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
We acquired the Winterfell Portfolio during the first quarter 2016. As this acquisition occurred during the first quarter 2016, it is not included in the scope of our assessment of the effectiveness of certain controls and procedures. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
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
Item 1A.    Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 28, 2016, except as noted below.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the three months ended March 31, 2016, we declared distributions of $30.2 million compared to cash used in operating activities of $15.0 million and $30.2 million, or 100.0%, of the distributions declared during this period were paid using proceeds from our Offering. For the year ended December 31, 2015, we declared distributions of $88.3 million compared to cash used in operations of $8.6 million and $88.3 million, or 100.0%, of the distributions declared during this period were paid using proceeds from our Offering.  If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
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
As of March 31, 2016, we issued the following shares of common stock and raised the following gross proceeds (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	173,438	$1,742,290
DRP	7,862	75,792
Total	181,300	$1,818,082
For the period from the commencement of our Follow-on Offering through March 31, 2016, we issued 69.1 million shares of common stock generating total gross proceeds of $700.0 million pursuant to our Follow-on Offering, including 4.2 million shares of common stock and $40.5 million of gross proceeds pursuant to our Follow-on DRP.
From the commencement of our Offering through March 31, 2016, we incurred $117.5 million in selling commissions, $52.1 million in dealer manager fees and $11.5 million in other offering costs in connection with the issuance and distribution of our registered securities and $138.8 million of these costs have been reallowed to third parties.
From the commencement of our Offering through March 31, 2016, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.6 billion. From the commencement of our Offering through March 31, 2016, we used proceeds of $1.1 billion to purchase real estate equity investments, $219.4 million to acquire and originate real estate debt investments and $73.1 million to pay our Advisor acquisition fees.
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
For the three months ended March 31, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	284,121	$9.51	284,121	(1)
February 1 to February 29	—	—	—	(1)
March 1 to March 31	—	—	—	(1)
Total	284,121	$9.51	284,121
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

As of March 31, 2016, we had no unfulfilled repurchase requests.

Unregistered Sales of Equity Securities
During the three months ended March 31, 2016, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K.

Item 5.    Other
On May 12, 2016, the board of directors of the Company appointed Ann B. Harrington as the Company’s General Counsel and Secretary, effective immediately. Ms. Harrington, age 35, also serves as Senior Corporate Counsel of the Sponsor, a position she has held since January 2015. Prior to joining the Sponsor, Ms. Harrington was an associate in the Corporate and Financial Services Group of Willkie Farr & Gallagher LLP from September 2008 through December 2014, where she advised public and private corporate clients with respect to capital markets transactions, mergers and acquisitions, securities laws compliance, corporate governance and other general corporate matters. Ms. Harrington holds a Bachelor of Arts from Princeton University in Princeton, New Jersey and a Juris Doctor from The Ohio State University Moritz College of Law in Columbus, Ohio. To facilitate Ms. Harrington’s appointment, on May 12, 2016, Ronald J. Lieberman resigned as Executive Vice President, General Counsel and Secretary of the Company, effective immediately. Mr. Lieberman will continue to provide legal services to the Company through his role as Executive Vice President, General Counsel and Secretary of the Company’s Sponsor.
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

4.1	Distribution Reinvestment Plan (filed as Exhibit 4.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-199125) and incorporated herein by reference)
4.2	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016 and incorporated herein by reference)
10.1
Purchase and Sale Agreement Regarding Interests in Limited Liability Companies, dated as of February 24, 2016, by and between Winterfell Healthcare Holdings - T, LLC, Winterfell Healthcare-T CAM2, LLC and Winterfell Healthcare Holdings - NT-HCI, LLC and Winterfell Healthcare NT-HCI CAM2 LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2016 and incorporated herein by reference)

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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Equity for the three months ended March 31, 2016 (unaudited) and the year ended December 31, 2015; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	May 13, 2016	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer