Form 10-Q
period 2016-06-30
NorthStar Healthcare Income, Inc.
filed 2016-08-11
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
The Company has one class of common stock, $0.01 par value per share, 183,099,274 shares outstanding as of August 5, 2016.

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

•
the impact of our sponsor’s recently announced merger agreement with NorthStar Realty Finance Corp. and Colony Capital, Inc., including the ability to consummate the merger on the terms contemplated or at all;

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

•	changes in our business or investment strategy;

•	the impact of economic conditions on the operators/tenants of the real property that we own as well as on borrowers of the debt we originate and acquire;

•	the nature and extent of future competition, including new construction in the markets in which our assets are located;

•
the ability of our tenants, operators and managers to conduct their respective businesses in a manner sufficient to maintain or increase their revenues and to generate sufficient income to make rent payments to us and, in turn, our ability to satisfy our obligations under our borrowings;

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

•
the impact of increased operating costs on our liquidity, financial condition and results of operations or that of our tenants, operators, managers and borrowers and our ability and the ability of our tenants, operators, managers and borrowers to accurately estimate the magnitude of those costs;

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

PART I.    Financial Information
Item 1.    Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash	$144,165	$354,229
Restricted cash	31,285	15,612
Operating real estate, net	1,720,933	832,253
Investments in unconsolidated ventures (refer to Note 4)	414,993	534,541
Real estate debt investments, net	193,004	192,934
Receivables, net	8,744	8,016
Deferred costs and intangible assets, net	35,661	44,261
Other assets	14,580	20,382
Total assets(1)	$2,563,365	$2,002,228

Liabilities
Mortgage notes payable, net	$1,216,643	$570,985
Due to related party	56	443
Escrow deposits payable	3,646	2,046
Distribution payable	10,086	10,002
Accounts payable and accrued expenses	21,540	10,234
Other liabilities	3,889	3,018
Total liabilities(1)	1,255,860	596,728
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 182,307,094 and 179,137,202 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,823	1,791
Additional paid-in capital	1,643,292	1,614,452
Retained earnings (accumulated deficit)	(342,996)	(216,099)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	1,302,119	1,400,144
Non-controlling interests	5,386	5,356
Total equity	1,307,505	1,405,500
Total liabilities and equity	$2,563,365	$2,002,228
__________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of June 30, 2016, the assets and liabilities of the Operating Partnership include $472.5 million and $294.0 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2. “Summary of Significant Accounting Policies”.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Resident fee income	$25,244	$12,132	$50,285	$15,980
Rental income	37,586	5,740	56,021	9,647
Interest income	5,005	3,648	10,040	7,208
Other revenue	194	—	469	—
Total revenues	68,029	21,520	116,815	32,835
Expenses
Property operating expenses	34,982	8,739	58,379	11,486
Interest expense	13,044	3,431	21,527	5,078
Transaction costs	249	3,127	1,531	4,542
Asset management and other fees - related party	8,452	17,829	28,080	20,543
General and administrative expenses	8,722	4,224	16,558	7,101
Depreciation and amortization	13,429	4,697	25,252	6,382
Total expenses	78,878	42,047	151,327	55,132
Other income (loss)
Realized gain (loss) on investments and other	411	—	411	—
Gain (loss) on consolidation of unconsolidated venture (refer to Note 3)	—	—	6,408	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(10,438)	(20,527)	(27,693)	(22,297)
Equity in earnings (losses) of unconsolidated ventures	(17,432)	(5,351)	(31,469)	(8,941)
Income tax benefit (expense)	(33)	208	(7,124)	553
Net income (loss)	(27,903)	(25,670)	(66,286)	(30,685)
Net (income) loss attributable to non-controlling interests	34	151	119	152
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(27,869)	$(25,519)	$(66,167)	$(30,533)
Net income (loss) per share of common stock, basic/diluted	$(0.15)	$(0.22)	$(0.37)	$(0.27)
Weighted average number of shares of common stock outstanding, basic/diluted	181,717,986	118,095,010	180,934,241	113,757,105
Distributions declared per share of common stock	$0.17	$0.17	$0.34	$0.33

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2014	97,972	$980	$875,205	$(45,458)	$830,727	$1,258	$831,985
Net proceeds from issuance of common stock	76,761	767	696,724	—	697,491	—	697,491
Issuance and amortization of equity-based compensation	12	—	115	—	115	—	115
Non-controlling interests - contributions	—	—	—	—	—	4,472	4,472
Shares redeemed for cash	(407)	(4)	(3,924)	—	(3,928)	—	(3,928)
Distributions declared	—	—	—	(88,271)	(88,271)	—	(88,271)
Proceeds from distribution reinvestment plan	4,799	48	46,332	—	46,380	—	46,380
Net income (loss)	—	—	—	(82,370)	(82,370)	(374)	(82,744)
Balance as of December 31, 2015	179,137	$1,791	$1,614,452	$(216,099)	$1,400,144	$5,356	$1,405,500
Net proceeds from issuance of common stock	81	1	295	—	296	—	296
Issuance and amortization of equity-based compensation	14	—	68	—	68	—	68
Non-controlling interests - contributions	—	—	—	—	—	149	149
Shares redeemed for cash	(551)	(6)	(5,232)	—	(5,238)	—	(5,238)
Distributions declared	—	—	—	(60,730)	(60,730)	—	(60,730)
Proceeds from distribution reinvestment plan	3,626	37	33,709	—	33,746	—	33,746
Net income (loss)	—	—	—	(66,167)	(66,167)	(119)	(66,286)
Balance as of June 30, 2016 (Unaudited)	182,307	$1,823	$1,643,292	$(342,996)	$1,302,119	$5,386	$1,307,505

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(66,286)	$(30,685)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	31,469	8,941
Depreciation and amortization	25,252	6,382
Straight-line rental income	(686)	(1,445)
Amortization of premium/accretion of discount on investments	(10)	92
Amortization of deferred financing costs	923	634
Amortization of equity-based compensation	68	48
Deferred income tax (benefit) expense, net	7,026	(782)
Realized (gain) loss on investments and other	(411)	—
(Gain) loss on consolidation of unconsolidated venture (refer to Note 3)	(6,408)	—
Distributions from unconsolidated ventures	—	249
Changes in assets and liabilities:
Restricted cash	(1,787)	(1,745)
Receivables, net	778	(3,134)
Other assets	(1,018)	60
Due to related party	(387)	(789)
Escrow deposits payable	563	1,142
Accounts payable and accrued expenses	(375)	10,846
Other liabilities	(135)	5,042
Net cash provided by (used in) operating activities	(11,424)	(5,144)
Cash flows from investing activities:
Acquisition of operating real estate investments, net	(139,618)	(591,708)
Improvement of operating real estate investments	(14,137)	(2,642)
Deferred costs and intangible assets	—	(39,147)
Acquisition of real estate debt investments	—	188
Repayment on real estate debt investments	(60)	—
Investment in unconsolidated ventures	(18,911)	(122,268)
Distributions from unconsolidated ventures	10,393	12,010
Change in restricted cash	(2,402)	(6,848)
Other assets	798	(12,417)
Net cash provided by (used in) investing activities	(163,937)	(762,832)
Cash flows from financing activities:
Borrowing from mortgage notes	—	503,750
Repayment of mortgage notes	(104)	—
Payment of deferred financing costs	(3,371)	(8,341)
Change in restricted cash	356	(9)
Net proceeds from issuance of common stock	405	235,991
Net proceeds from issuance of common stock, related party	—	1,617
Shares redeemed for cash	(5,238)	(1,145)
Distributions paid on common stock	(60,646)	(35,996)
Proceeds from distribution reinvestment plan	33,746	20,097
Contributions from non-controlling interests	149	4,308
Net cash provided by (used in) financing activities	(34,703)	720,272

Net increase (decrease) in cash	(210,064)	(47,704)
Cash - beginning of period	354,229	267,672
Cash - end of period	$144,165	$219,968

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 7)	$—	$558
Subscriptions receivable, gross	—	3,506
Escrow deposits related to real estate debt investments	34	39
Distribution payable	10,086	6,804
Other liabilities	—	2,475
Transfer of non-controlling interest in joint venture for controlling interest in consolidated real estate investment (refer to Note 3)	103,005	—
Assumption of mortgage notes payable upon acquisition of operating real estate	648,211	—
Accrued capital expenditures	361	—
Accrued acquisition fees - unconsolidated ventures	—	13,098

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Healthcare Income, Inc. (the “Company”) was formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which the Company defines as assisted living (“ALF”), memory care (“MCF”), skilled nursing (“SNF”), independent living (“ILF”) facilities and continuing care retirement communities (“CCRC”), which may have independent living, assisted living, skilled nursing and memory care available on one campus. The Company also invests in other healthcare property types, including medical office buildings (“MOB”), hospitals, rehabilitation facilities and ancillary healthcare services businesses. The Company’s investments are predominantly in the United States, but it also selectively makes international investments. The Company was formed in October 2010 as a Maryland corporation and commenced operations in February 2013. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2013. The Company conducts its operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
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
In June 2016, the Sponsor announced that it entered into a definitive merger agreement with NorthStar Realty and Colony Capital, Inc. (“Colony”), providing for the combination of the Sponsor, NorthStar Realty and Colony into a wholly-owned subsidiary of the Sponsor, as the surviving publicly-traded company for the combined organization that, upon and following the effective time of the mergers, will be named Colony NorthStar, Inc. (“Colony NorthStar”). As a result of the mergers, Colony NorthStar will be an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, following the mergers, the Advisor will be a subsidiary of Colony NorthStar. This transaction is expected to close in January 2017, subject to customary closing conditions, including regulatory approvals, and approval by the Sponsor’s, NorthStar Realty’s and Colony’s respective shareholders. There is no guarantee this transaction will close on the contemplated terms or within the anticipated timeframe, or at all. The Company does not expect that this transaction will have a material impact on its operations.
Substantially all the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of June 30, 2016, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company initially registered to offer up to 100.0 million shares pursuant to its primary offering to the public (the “Initial Primary Offering”) and up to 10.5 million shares pursuant to its distribution reinvestment plan (the “Initial DRP”), which are herein collectively referred to as the Initial Offering. The Initial Offering (including 8.6 million shares reallocated from the Initial DRP) was completed on February 2, 2015 by raising gross proceeds of $1.1 billion. All of the shares initially registered for the Initial Offering were issued.
On February 6, 2015, the Company’s registration statement on Form S-11 was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) for a follow-on public offering (the “Follow-on Offering”) of up to $700.0 million which included up to $500.0 million in shares pursuant to its follow-on primary offering (the “Follow-on Primary Offering”) and up to $200.0 million in shares pursuant to its follow-on distribution reinvestment plan (the “Follow-on DRP”). The Company stopped accepting subscriptions for the Follow-on Offering on December 17, 2015 and all of the shares initially registered (including $159.5 million of shares reallocated from the Follow-on DRP) for the Follow-on Offering were issued on or before January 19, 2016. The Company registered an additional 30.0 million shares to be offered pursuant to DRP beyond the completion of the Follow-on Offering and continues to offer such shares.
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
From inception through August 5, 2016, the Company raised total gross proceeds of $1.8 billion.

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
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether each investment or financing is a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
The Company adopted the new consolidation guidance (refer to Recent Accounting Pronouncements) on January 1, 2016 which resulted in the identification of several VIEs. Prior to the adoption of the standard, these entities were consolidated under the voting interest model. The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Company consolidates these entities because it controls all significant business activities.
The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of June 30, 2016 is $427.6 million related to such consolidated VIEs. Included in mortgage notes payable, net on the Company’s consolidated balance sheets as of June 30, 2016 is $288.4 million, collateralized by the real estate assets of the related consolidated VIEs.
As of June 30, 2016, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $415.0 million. The Company’s maximum exposure to loss as of June 30, 2016 would not exceed the carrying value of its investment in the VIEs and its investment in a $75.0 million mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, these VIEs are not consolidated in the Company’s financial statements as of June 30, 2016. The Company did not provide financial support to its unconsolidated VIEs during the six months ended June 30, 2016. As of June 30, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
Operating Real Estate
The Company accounts for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles such as in place leases and goodwill. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful life of the assets, summarized as follows:

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
Real Estate Securities
The Company classifies its securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of June 30, 2016, the Company does not own any securities investments.
Deferred Costs and Intangible Assets
Deferred Costs
Deferred costs include deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
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
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets.
The following table presents a summary of deferred costs and intangible assets as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015

Deferred costs and intangible assets:
In-place lease value, net	$12,743	$21,307
Goodwill	22,112	22,112
Other intangible assets	380	380
Subtotal intangible assets	35,235	43,799
Deferred financing and other costs, net	426	462
Total	$35,661	$44,261

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company recorded $3.5 million and $8.6 million of in-place lease and deferred lease cost amortization expense for the three and six months ended June 30, 2016, respectively. The Company recorded $1.7 million of in-place lease and deferred lease cost amortization expense for the three and six months ended June 30, 2015.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the six months ended June 30, 2016 and 2015, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015

Other assets:
Investment deposits and pending deal costs	$6,683	$6,629
Remainder interest in condominium units(1)	4,964	5,401
Deferred tax assets	—	7,026
Prepaid expenses	1,949	790
Other	984	536
Total	$14,580	$20,382

__________________________________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
Revenue Recognition
Operating Real Estate
Rental income includes rental and escalation income from operating real estate and is derived from leasing of space to various types of tenants and healthcare operators. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
The Company also generates operating income from operating healthcare properties. Revenue related to operating healthcare properties includes resident room and care charges and other resident service charges. Revenue is recognized when such services are provided, generally defined per their resident agreement as the date upon which a resident occupies a room or uses the services and is recorded in resident fee income in the consolidated statements of operations.
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs).  Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

depreciation and amortization associated with the asset group.  Such amounts are included within depreciation and amortization in the consolidated statements of operations.
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
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income. As of June 30, 2016, the Company does not own any securities investments.
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
An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts. The Company had an immaterial amount of allowance for doubtful accounts as of June 30, 2016.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2016, the Company did not have any impaired real estate debt investments.

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
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of June 30, 2016, the Company did not own any real estate securities.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. The Company and its U.S. subsidiaries will file a consolidated federal income tax return. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. In the first quarter of 2016, the Company recorded a $7.0 million valuation allowance as it determined it will be unable to utilize a $7.0 million deferred tax asset. As of June 30, 2016, there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded a net income tax expense of less than $0.1 million and $7.1 million for the three and six months ended June 30, 2016, respectively. The Company recorded an income tax benefit of $0.2 million and $0.6 million for the three and six months ended June 30, 2015, respectively.
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
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact, if any, of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.
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
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Additionally, entities will have to disclose significantly more information including information used to track credit quality by year of origination for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015
Land	$318,901	$140,734
Land improvements	8,425	8,384
Buildings and improvements	1,378,113	664,555
Tenant improvements	3,214	1,522
Construction in progress	18,319	9,119
Furniture and fixtures	29,997	27,325
Subtotal	1,756,969	851,639
Less: Accumulated depreciation	(36,036)	(19,386)
Operating real estate, net	$1,720,933	$832,253

Real Estate Acquisitions
In March 2016, the Company acquired NorthStar Realty’s 60.0% interest in a joint venture (the “Winterfell JV”) which owned 32 private pay independent living facilities (the “Winterfell portfolio”) for a purchase price of $534.5 million, excluding escrows and subject to customary proration and adjustments. The transaction was approved by the Company’s board of directors, including all of its independent directors, and validated by an independent third-party appraisal for the Winterfell portfolio. The Company originally acquired a 40.0% equity interest in the Winterfell JV in May 2015. The Company accordingly now owns 100.0% of the equity in the Winterfell portfolio as of March 1, 2016 and consolidates the portfolio. Prior to March 1, 2016, the Company accounted for its equity investment in the Winterfell JV as an unconsolidated venture under the equity method and as of December 31, 2015, the carrying value of the Company’s investment was $95.7 million. For the three months ended March 31, 2016, the Company recognized $1.4 million in equity in earnings and received $0.6 million cash distributions.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes operating real estate acquisitions for the six months ended June 30, 2016 (dollars in thousands):

Acquisition Date	Type	Portfolio	Amount(1)	Properties	Units	Location	Financing	Company’s Equity	Ownership Interest	Transaction Costs

March 2016	Operating Facilities	Winterfell	$904,985	32	3,985	Various	$648,211	$261,484	100.0%	$1,347
_________________________________________________

(1)	Represents the purchase price for 100% of the Winterfell JV equity interests, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation.

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
For business combinations achieved in stages, the acquisition date fair value of the Company’s unconsolidated venture immediately before the acquisition date is determined through the Company’s underwriting process, which includes the use of estimated cash flows projections and available market data, such as relevant discount and capitalization rates. Refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details of the Company’s underwriting process. The acquisition-date fair value of the equity interest in the Winterfell portfolio immediately before the acquisition date, as well as the gain on consolidation of unconsolidated venture, are as follows (dollars in thousands):

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
From the acquisition date of March 1, 2016 through June 30, 2016, the Company recorded aggregate revenue and net loss attributable to the Winterfell portfolio of $39.0 million and $0.5 million, respectively, in its consolidated statements of operations. The net loss is primarily attributable to transaction costs and depreciation expense.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma total revenues	$68,301	$50,228	$136,030	$90,257
Pro forma net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(27,558)	(21,927)	(68,985)	(47,968)
Pro forma net income (loss) per share of common stock, basic/diluted	$(0.15)	$(0.18)	$(0.38)	$(0.42)

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investments in unconsolidated ventures, all of which are accounted for under the equity method. The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures, refer to Summarized Financial Data below.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Eclipse Joint Venture
In May 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), entered into a joint venture with an affiliate of Formation Capital, LLC (“Formation”) to acquire an interest in a $1.1 billion healthcare real estate portfolio comprised of over 8,500 units/beds across 44 ALFs and 36 SNFs, located primarily in Florida, Illinois, Oregon and Texas (“Eclipse”). The Company contributed $23.4 million for a 5.6% interest in the joint venture. As of June 30, 2016 and December 31, 2015, the carrying value of the Company’s investment was $16.7 million and $17.4 million, respectively, both of which include $1.3 million of capitalized acquisition costs. For the three and six months ended June 30, 2016, the Company recognized $0.2 million and $0.3 million in equity in earnings and received cash distributions of $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2015, the Company recognized $0.2 million and $0.4 million in equity in earnings and received cash distributions of $0.6 million and $1.2 million, respectively.
Envoy Joint Venture
In June 2014, the Company made a subordinate interest investment of $5.0 million which was exchanged for an 11.4% limited partner interest in a joint venture (“Envoy”), with affiliates of Formation and Safanad Management Limited in September 2014. The joint venture owns a $145.0 million portfolio, subject to certain earn-out provisions, of 14 SNFs comprised of 1,658 beds and located in Virginia, Maryland and Pennsylvania. As of June 30, 2016 and December 31, 2015, the carrying value of the Company’s investment was $5.4 million and $5.7 million, respectively, both of which include $0.4 million of capitalized acquisition costs. For the three and six months ended June 30, 2016, the Company recognized $0.1 million in equity in earnings and $0.3 million in equity in losses, respectively, and received no cash distributions in either period. For the three and six months ended June 30, 2015, the Company recognized $0.1 million and $0.2 million in equity in earnings and received cash distributions of $0.2 million and $0.3 million, respectively.
Griffin-American Joint Venture
In December 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), acquired an interest in Griffin-American Healthcare REIT II, Inc.’s (“Griffin-American”) healthcare real estate portfolio following completion of the merger of Griffin-American with and into a subsidiary of NorthStar Realty. In connection with the merger, the Company acquired a 14.3% interest in the joint venture for $187.2 million in cash, including a pro rata share of transaction costs. The Griffin-American portfolio includes 297 healthcare real estate properties located throughout the United States and in the United Kingdom, including 148 MOBs, 90 senior housing facilities, 45 SNFs and 14 hospitals.
As of June 30, 2016 and December 31, 2015, the carrying value of the Company’s investment was $166.4 million and $178.1 million, respectively, both of which include $13.4 million of capitalized acquisition costs. For the three and six months ended June 30, 2016, the Company recognized $3.3 million and $6.2 million in equity in losses and received cash distributions of $2.7 million and $5.6 million, respectively. For the three and six months ended June 30, 2015, the Company recognized $1.7 million and $5.7 million in equity in losses and received cash distributions of $3.9 million and $10.7 million, respectively.
Espresso Joint Venture
In July 2015, the Company, together with Formation and Safanad Management Limited, through a joint venture (“Espresso”) acquired the U.S. based operations of Extendicare International Inc. (“Extendicare”), including 152 SNFs and six ALFs located across 12 states, with the largest concentrations in Indiana, Kentucky, Ohio, Michigan and Wisconsin, for a total cost of $1.1 billion. The Company invested $55.0 million in cash for a 36.7% interest in the joint venture. In addition, the Company originated a $75.0 million mezzanine loan to a subsidiary of Espresso, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.
As of June 30, 2016 and December 31, 2015, the carrying value of the Company’s investment, excluding the originated $75.0 million mezzanine loan, was $37.3 million and $41.9 million, respectively, both of which include $7.6 million of capitalized acquisition costs. For the three and six months ended June 30, 2016, the Company recognized $1.9 million and $1.4 million in equity in losses and received cash distributions of $1.5 million and $3.2 million, respectively.
Trilogy Joint Venture
In December 2015, the Company, together with Griffin-American Healthcare REIT III, Inc. (“GAHR3”), through a joint venture (“Trilogy”) acquired approximately 96.0% of the outstanding equity interests of Trilogy Investors, LLC (“Trilogy Investors”) for a total cost of $1.2 billion, while certain members of Trilogy Investors’ pre-closing management team retained approximately 4.0% of the outstanding equity interests. Trilogy Investors owns and/or leases 101 facilities, most of which are integrated senior healthcare

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

campuses offering a range of care, including assisted living, memory care, independent living and skilled nursing services, located across Indiana, Ohio, Kentucky and Michigan, as well as an ancillary pharmacy business and an ancillary therapy business that provide services to the facilities and third parties. The Company contributed $201.7 million for a 29.0% interest in Trilogy. In June 2016, in accordance with its obligation under the joint venture agreement, the Company funded an additional capital contribution of $18.8 million for a total contribution of $220.5 million. The additional funding related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
As of June 30, 2016 and December 31, 2015, the carrying value of the Company’s investment was $189.3 million and $195.7 million, respectively, both of which includes $7.7 million of capitalized acquisition costs. For the three and six months ended June 30, 2016, the Company recognized $12.5 million and $25.3 million in equity in losses and received no cash distributions, respectively.
Winterfell Joint Venture
In March 2016, the Company acquired NorthStar Realty’s 60.0% interest in the Winterfell JV (Refer to Note 3. “Operating Real Estate” for further discussion). As of December 31, 2015, the carrying value of the Company’s investment was $95.7 million.
Summarized Financial Data
The combined balance sheets as of June 30, 2016 and December 31, 2015 and combined statements of operations for the three and six months ended June 30, 2016 and 2015 for the Griffin-American and Trilogy unconsolidated ventures are as follows (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015		Three Months Ended June 30,		Six Months Ended June 30,
				2016	2015	2016	2015
Assets
Total assets	$5,398,553	$5,436,757	Total revenues	$297,030	$98,255	$597,286	$196,204

Liabilities and equity			Net income (loss)	$(62,895)	$(15,136)	$(124,146)	$(41,022)
Total Liabilities	$3,692,580	$3,646,896
Equity	1,705,973	1,789,861
Total liabilities and equity	$5,398,553	$5,436,757

5.	Real Estate Debt Investments
The following table presents debt investments as of June 30, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount	Carrying Value	Allocation by Investment Type(1)	Fixed Rate	Spread over LIBOR(2)	Total Unleveraged Current Yield
First mortgage loan(3)	1	$14,637	$14,637	7.6%	—%	8.3%	8.6%	100.0%
Mezzanine loans	3	178,834	178,367	92.4%	10.0%	10.2%	10.3%	58.1%
Total/Weighted Average	4	$193,471	$193,004	100.0%	10.0%	9.9%	10.2%	61.2%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum London Interbank Offered Rate (“LIBOR”) rate, as applicable.

(3)	Subject to a 0.3% minimum LIBOR rate (“LIBOR floor”).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents debt investments as of December 31, 2015 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount	Carrying Value	Allocation by Investment Type(1)	Fixed Rate	Spread over LIBOR(2)	Total Unleveraged Current Yield
First mortgage loan(3)	1	$14,637	$14,637	7.6%	—%	8.3%	8.4%	100.0%
Mezzanine loans	3	178,774	178,297	92.4%	10.0%	10.2%	10.3%	58.0%
Total/Weighted Average	4	$193,411	$192,934	100.0%	10.0%	9.9%	10.2%	61.2%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum LIBOR rate, as applicable.

(3)	Subject to a 0.3% minimum LIBOR floor.
The following table presents maturities of debt investments based on principal amount as of June 30, 2016 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
July 1 to December 31, 2016	$45,000	$—
Years Ending December 31:
2017	73,471	—
2018	—	—
2019	—	118,471
2020	—	—
Thereafter	75,000	75,000
Total	$193,471	$193,471
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of June 30, 2016, the weighted average maturity, including extensions, of debt investments was 3.6 years.
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
As of June 30, 2016, all debt investments were performing in accordance with the contractual terms of their governing documents and were categorized as performing loans. For the six months ended June 30, 2016, three debt investments each contributed more than 10.0% of interest income. As of June 30, 2016, one borrower, Sava Senior Care represented 53.7% of the aggregate principal amount of the Company’s debt investments.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Borrowings
The following table presents borrowings as of June 30, 2016 and December 31, 2015 (dollars in thousands):

				June 30, 2016 (Unaudited)		December 31, 2015
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$24,000	$23,438	$24,000	$23,348
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	21,500	21,282	21,500	21,255
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	20,000	19,807	20,000	19,783
Milford, OH(4)	Non-recourse	Dec-18	LIBOR + 3.35%	10,396	10,169	10,500	10,282
Arbors Portfolio(5)
Various locations	Non-recourse	Feb-25	3.99%	93,750	91,851	93,750	91,712
Watermark Fountains Portfolio(6)
Various locations	Non-recourse	Jun-22	3.92%	410,000	405,087	410,000	404,605
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun-25	4.17%	648,211	645,009	—	—
Total				$1,227,857	$1,216,643	$579,750	$570,985
_____________________________________________________

(1)
Floating rate borrowings are comprised of $41.5 million principal amount at one-month LIBOR and $34.4 million principal amount at three-month LIBOR, including $10.4 million subject to a LIBOR floor of 0.5%.

(2)	The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net.

(3)
This mortgage note arrangement has a capacity of up to $30.0 million, subject to certain conditions, secured by four healthcare properties. As of June 30, 2016, the Company has funded approximately $7.0 million into a lender controlled reserve to comply with certain minimum financial coverage ratios, which will be released to the Company once certain conditions are satisfied.

(4)
The initial maturity is December 2016, with two one-year extensions available at the Company’s option, which may be subject to the satisfaction of certain customary conditions set forth in the governing documents.

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

The following table presents scheduled principal on borrowings based on final maturity as of June 30, 2016 (dollars in thousands):

July 1 to December 31, 2016	$128
Years Ending December 31:
2017	3,516
2018	20,948
2019	44,347
2020	22,378
Thereafter	1,136,540
Total	$1,227,857
As of June 30, 2016, the Company was in compliance with all of its financial covenants.

7.	Related Party Arrangements
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
In June 2016, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2016, with terms identical to those in effect through June 30, 2016.
Fees to Advisor
Asset Management Fee
The Advisor receives a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the amount funded or allocated for investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).
Incentive Fee
The Advisor is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital.
Acquisition Fee
The Advisor also receives fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by the Company, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an indirect equity investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by the Company to acquire or originate debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle). An acquisition fee incurred related to an equity investment is generally expensed as incurred. A fee paid to the Advisor in connection with the acquisition of an equity or debt investment in an unconsolidated joint venture is generally included in investments in unconsolidated ventures on the consolidated balance sheets when the fair value option is not elected for the investment, but is expensed as incurred when the fair value option is elected. A fee paid to the Advisor in connection with the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the Company’s independent directors, the Advisor receives a disposition fee of 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each debt investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a debt investment incurred in a transaction other than a sale is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Reimbursements to Advisor
Operating Costs
The Advisor is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocates, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs include the Company’s allocable share of the Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Advisor allocates these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor updates the board of directors on a quarterly basis of any material changes to the expense allocation and provides a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period.
Organization and Offering Costs
The Advisor was entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15% of gross proceeds from the Primary Offering. The Advisor did not expect reimbursable organization and offering costs, including costs incurred in connection with the Follow-on Offering but excluding selling commissions and dealer manager fees, to exceed $22.5 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. Based on gross proceeds of $1.7 billion from the Primary Offering, the Company incurred reimbursable organizational and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% expected. The Company’s independent directors did not determine that any of the organization and offering costs were unfair and commercially unreasonable.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three and six months ended June 30, 2016 and 2015 and the amount due to related party as of June 30, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	2016	2015	June 30, 2016 (Unaudited)	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees-related party	$8,367	$3,651	$15,832	$6,360	$15	$22
Acquisition(1)	Real estate debt investments, net / investments in unconsolidated ventures / asset management and other fees-related party	85	22,216	12,248	22,202	34	378
Disposition(1)	Real estate debt investments, net	—	—	—	—	—	—
Reimbursements to Advisor
Operating costs(2)	General and administrative expenses	8,371	4,001	15,836	6,709	7	4
Organization	General and administrative expenses	—	57	—	63	—	—
Offering	Cost of capital(3)	23	1,867	447	2,552	—	39
Selling commissions / Dealer manager fees	Cost of capital(3)	—	12,706	83	25,092	—	—
Total						$56	$443
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

(2)	As of June 30, 2016, the Advisor has incurred unreimbursed operating costs on behalf of the Company of $0.8 million, which remain eligible to be allocated to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
In January 2015, the board of directors of the Company approved an amended and restated distribution support agreement (the “Distribution Support Agreement”) extending the term until February 6, 2017. Pursuant to the Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share during the Initial Offering and at $9.18 per share during the Follow-on Offering, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of June 30, 2016, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 588,116 shares of the Company’s common stock for $5.3 million. As the Follow-on Offering has now been completed, NorthStar Realty has no further obligation to purchase shares under the Distribution Support Agreement.

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
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and the Company, the Sponsor acquired a 43.0%, as adjusted, ownership interest in American Healthcare Investors, LLC (“AHI”) and Mr. James F. Flaherty III, a strategic partner of the Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by the Company and NorthStar Realty. In connection with the Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to the Advisor, NorthStar Realty and the Company. AHI currently provides such services to the Company with respect to its interest in the Griffin-American portfolio and the Winterfell portfolio. Following the substantial investment of the Company’s Offering proceeds, AHI will provide such services for all of the Company’s assets other than joint ventures with Formation. Consequently, AHI assists the Advisor in managing the Griffin-American and Winterfell portfolios and will assist with other healthcare assets owned by the Company in the future.
In December 2015, the Company, through a joint venture with GAHR3, a REIT sponsored and advised by AHI, acquired a 29% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for its interest. The purchase was approved by the Company’s board of directors, including all of its independent directors. In June 2016, in accordance with its obligation under the joint venture agreement, the Company funded an additional capital contribution of $18.8 million for a total contribution of $220.5 million. The additional funding related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
In March 2016, the Company acquired NorthStar Realty’s 60.0% interest in the Winterfell JV, which owns the Winterfell portfolio, for a purchase price of $534.5 million, excluding escrows and subject to customary proration and adjustments. The transaction was approved by the Company’s board of directors, including all of its independent directors, and validated by an independent third-party appraisal for the Winterfell portfolio. The Company originally acquired a 40.0% equity interest in the Winterfell JV in May 2015. The Company accordingly now owns 100.0% of the equity in the Winterfell portfolio as of March 2016 and consolidates the portfolio. Prior to March 2016, the Company accounted for its equity investment in the Winterfell JV as an unconsolidated venture under the equity method. For the three months ended March 31, 2016, the Company recognized $1.4 million in equity in earnings and received $0.6 million cash distributions.
Origination of Mezzanine Loan
In July 2015, the Company originated a $75.0 million mezzanine loan to a subsidiary of Espresso, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.

8.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of June 30, 2016, the Company’s independent directors were granted a total of 55,670 shares of restricted common stock for an aggregate $540,000, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $34,749 and $18,834 for the three months ended June 30, 2016 and 2015, and $68,499 and $48,133 for the six months ended June 30, 2016 and 2015, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 29,163 and 21,950 as of June 30, 2016 and December 31, 2015, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for the Follow-on Offering on December 17, 2015 and all of the shares initially registered for the Follow-on Offering were issued on or before January 19, 2016. For the six months ended June 30, 2016, the Company issued 0.1 million shares of common stock generating gross proceeds of $0.8 million. For the six months ended June 30, 2015, the Company issued 25.9 million shares of common stock generating gross proceeds of $260.3 million. From inception through June 30, 2016, the Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion in the Primary Offering.
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
In April 2016, the DRP was amended and restated to provide that, effective on ten days’ notice, the price per share purchased pursuant to the DRP was $8.63, which is equal to the estimated value per share of the Company’s common stock as of December 31, 2015, until such time as the Company establishes a new estimated per share value, at which time the purchase price will adjust to 100% of such estimated value per share. The Company expects that the next estimated value per share will be based upon assets and liabilities as of December 31, 2016. Prior to this amendment, the purchase price per share pursuant to the Initial DRP and the Follow-on DRP was $9.50 and $9.69, respectively.
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the six months ended June 30, 2016, the Company issued 3.6 million shares of common stock totaling $33.7 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2015, the Company issued 4.8 million shares of common stock totaling $46.4 million of gross offering proceeds pursuant to the DRP. From inception through June 30, 2016, the Company issued 9.8 million shares of common stock, generating gross offering proceeds of $92.8 million pursuant to the DRP.
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
The following table presents distributions declared for the six months ended June 30, 2016 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$4,538	$5,735	$10,273
February	4,258	5,375	9,633
March	4,612	5,717	10,329
April	4,466	5,562	10,028
May	4,619	5,762	10,381
June	4,495	5,591	10,086
Total	$26,988	$33,742	$60,730
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the six months ended June 30, 2016, the Company repurchased 550,981 shares of common stock for $5.2 million at an average price of $9.51 per share. For the year ended December 31, 2015, the Company repurchased 406,544 shares of common stock for a $3.9 million at an average price of $9.66 per share pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of June 30, 2016, there were no unfulfilled repurchase requests.

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2016 and 2015 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests was de minimis and a $0.1 million loss for the three and six months ended June 30, 2016, respectively, and a $0.2 million loss for both the three and six months ended June 30, 2015.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)			December 31, 2015
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$193,471	$193,004	$197,911	$193,411	$192,934	$194,277
Financial liabilities:(1)
Mortgage notes payable, net	$1,227,857	$1,216,643	$1,194,494	$579,750	$570,985	$576,106
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Mortgage Notes Payable, Net
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
12. Segment Reporting
The Company conducts its business through the following four segments, which are based on how management reviews and manages its business:

•
Real Estate Equity - Focused on equity investments, directly or through joint ventures, with a focus on properties in the mid-acuity senior housing sector, which the Company defines as ALF, MCF, SNF, ILF and CCRC. The Company’s equity investments may also include MOB, hospitals, rehabilitation facilities and ancillary healthcare services businesses. The Company’s investments are predominantly in the United States, but it also selectively makes international investments. The Company’s healthcare properties generally operate under net leases or through management agreements with independent third-party operators.

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
The Company primarily generates rental and resident fee income from real estate equity investments and interest income on the real estate debt investments. As of June 30, 2016, the Company did not own any real estate securities. For the six months ended June 30, 2016, gross revenues from two of the Company’s operators, Watermark Retirement Communities and Holiday Retirement Communities were 52.5% and 33.8%, respectively, of total revenues. The following tables present segment reporting for the three and six months ended June 30, 2016, and 2015 (dollars in thousands):

Statement of Operations:
Three Months Ended June 30, 2016	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$62,830	$—	$—	$62,830
Interest income	—	5,005	—	5,005
Other revenue	194	—	—	194
Property operating expenses	(34,982)	—	—	(34,982)
Interest expense	(13,044)	—	—	(13,044)
Transaction costs	(249)	—	—	(249)
Asset management and other fees - related party	—	—	(8,452)	(8,452)
General and administrative expenses	(247)	(25)	(8,450)	(8,722)
Depreciation and amortization	(13,429)	—	—	(13,429)
Realized gain (loss) on investments and other	411	—	—	411
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	1,484	4,980	(16,902)	(10,438)
Equity in earnings (losses) of unconsolidated ventures	(17,432)	—	—	(17,432)
Income tax benefit (expense)	(33)	—	—	(33)
Net income (loss)	$(15,981)	$4,980	$(16,902)	$(27,903)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

Statement of Operations:
Three Months Ended June 30, 2015	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$17,872	$—	$—	$17,872
Interest income	—	3,648	—	3,648
Property operating expenses	(8,739)	—	—	(8,739)
Interest expense	(3,229)	—	(202)	(3,431)
Transaction costs	(3,127)	—	—	(3,127)
Asset management and other fees - related party	—	—	(17,829)	(17,829)
General and administrative expenses	(36)	(19)	(4,169)	(4,224)
Depreciation and amortization	(4,697)	—	—	(4,697)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(1,956)	3,629	(22,200)	(20,527)
Equity in earnings (losses) of unconsolidated ventures	(5,351)	—	—	(5,351)
Income tax benefit (expense)	208	—	—	208
Net income (loss)	$(7,099)	$3,629	$(22,200)	$(25,670)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:
Six Months Ended June 30, 2016	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$106,306	$—	$—	$106,306
Interest income	—	10,040	—	10,040
Other revenue	469	—	—	469
Property operating expenses	(58,379)	—	—	(58,379)
Interest expense	(21,527)	—	—	(21,527)
Transaction costs	(1,531)	—	—	(1,531)
Asset management and other fees - related party	—	—	(28,080)	(28,080)
General and administrative expenses	(505)	(49)	(16,004)	(16,558)
Depreciation and amortization	(25,252)	—	—	(25,252)
Realized gain (loss) on investments and other	411	—	—	411
Gain (loss) on consolidation of unconsolidated venture	6,408	—	—	6,408
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	6,400	9,991	(44,084)	(27,693)
Equity in earnings (losses) of unconsolidated ventures	(31,469)	—	—	(31,469)
Income tax benefit (expense)	(7,124)	—	—	(7,124)
Net income (loss)	$(32,193)	$9,991	$(44,084)	$(66,286)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

Statement of Operations:
Six Months Ended June 30, 2015	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$25,627	$—	$—	$25,627
Interest income	—	7,208	—	7,208
Property operating expenses	(11,486)	—	—	(11,486)
Interest expense	(4,677)	—	(401)	(5,078)
Transaction costs	(4,542)	—	—	(4,542)
Asset management and other fees - related party	—	—	(20,543)	(20,543)
General and administrative expenses	(50)	(39)	(7,012)	(7,101)
Depreciation and amortization	(6,382)	—	—	(6,382)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(1,510)	7,169	(27,956)	(22,297)
Equity in earnings (losses) of unconsolidated ventures	(8,941)	—	—	(8,941)
Income tax benefit (expense)	553	—	—	553
Net income (loss)	$(9,898)	$7,169	$(27,956)	$(30,685)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment as of June 30, 2016 and December 31, 2015 (dollars in thousands):

Balance Sheets:	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
June 30, 2016 (Unaudited):
Total Assets	$2,240,747	$194,508	$128,110	$2,563,365
December 31, 2015:
Total Assets	$1,460,392	$194,451	$347,385	$2,002,228
_________________________________________________

(1)	Primarily includes unrestricted cash balances.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.	Subsequent Events
Distribution Reinvestment Plan
For the period from July 1, 2016 through August 5, 2016, the Company issued 1.3 million shares pursuant to the DRP, representing gross proceeds of $11.4 million.
Distributions
On August 10, 2016, the board of directors of the Company approved a daily cash distribution of $0.001844262 per share of common stock for each of the three months ended December 31, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From July 1, 2016 through August 5, 2016, the Company repurchased 0.5 million shares for a total of $4.7 million or a weighted average price of $8.94 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.

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
Introduction
We were formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which we define as assisted living, or ALF, memory care, or MCF, skilled nursing, or SNF, independent living, or ILF, facilities and continuing care retirement communities, or CCRC, which may have independent living, assisted living, skilled nursing and memory care available on one campus. We also invest in other healthcare property types, including medical office buildings, or MOB, hospitals, rehabilitation facilities and ancillary healthcare services businesses. Our investments are predominantly in the United States, but we also selectively make international investments. We were formed in October 2010 as a Maryland corporation and commenced operations in February 2013. We elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
Our equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, where applicable through the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, structures that permit us, through taxable REIT subsidiaries, or TRS, to have direct exposure to resident fee income and incur related operating expenses. Our debt investments consist of first mortgage loans and mezzanine loans. As of June 30, 2016, we did not own any securities investments.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), or our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of June 30, 2016, NSAM had an aggregate of $40.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSHC Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
In June 2016, our Sponsor announced that it entered into a definitive merger agreement with NorthStar Realty and Colony Capital, Inc., or Colony, providing for the combination of our Sponsor, NorthStar Realty and Colony into a wholly-owned subsidiary of our Sponsor, as the surviving publicly-traded company for the combined organization that, upon and following the effective time of the mergers, will be named Colony NorthStar, Inc., or Colony NorthStar. As a result of the mergers, Colony NorthStar will be an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, following the mergers, our Advisor will be a subsidiary of Colony NorthStar. This transaction is expected to close in January 2017, subject to customary closing conditions, including regulatory approvals, and approval by our Sponsor’s, NorthStar Realty’s and Colony’s respective shareholders. There is no guarantee this transaction will close on the contemplated terms or within the anticipated timeframe, or at all. We do not expect that this transaction will have a material impact on our operations.
Our primary investment types are as follows:

•
Real Estate Equity - Our equity investments, directly or through joint ventures, focus on properties in the mid-acuity senior housing sector, which we define as ALF, MCF, SNF, ILF and CCRC. Our equity investments may also include MOB, hospitals, rehabilitation facilities and ancillary healthcare services businesses. Our investments are predominantly in the United States, but we also selectively make international investments. Our healthcare properties generally operate under net leases or through management agreements with independent third-party operators.

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
We initially registered to offer up to 100.0 million shares pursuant to our primary offering to the public, or our Initial Primary Offering, and up to 10.5 million shares pursuant to our distribution reinvestment plan, or our Initial DRP, which are herein collectively referred to as our Initial Offering. Our Initial Offering (including 8.6 million shares reallocated from our Initial DRP) was completed on February 2, 2015 by raising gross proceeds of $1.1 billion. All of the shares initially registered for our Initial Offering were issued.
On February 6, 2015, our registration statement on Form S-11 was declared effective by the U.S. Securities and Exchange Commission, or SEC, for a follow-on public offering, or our Follow-on Offering, of up to $700.0 million, which included up to $500.0 million in shares pursuant to our follow-on primary offering, or our Follow-on Primary Offering, and up to $200.0 million in shares pursuant to our follow-on distribution reinvestment plan, or our Follow-on DRP. We stopped accepting subscriptions for our Follow-on Offering on December 17, 2015 and all of the shares initially registered (including $159.5 million of shares reallocated from our Follow-on DRP) for our Follow-on Offering were issued on or before January 19, 2016. We registered an additional 30.0 million shares to be offered pursuant to our DRP beyond the completion of our Follow-on Offering and continue to offer such shares.
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
From inception through August 5, 2016, we raised total gross proceeds of $1.8 billion.
Our Investments
The following table presents our investments as of June 30, 2016, adjusted for commitments to acquire certain investments through August 5, 2016 (dollars in thousands):

Investment Type:	Number of Properties	Amount(1)(2)	% of Total	Capacity		Primary Locations
Real estate equity(3)
MOB	148	$315,237	9.2%	6.0 million	square feet	IN, TX, NY, GA, TN
Net lease
Senior housing facilities(4)	109	568,981	16.6%	6,096	units	NY, CA, FL, UK, WA
SNF	244	454,702	13.2%	26,438	beds	PA, MI, KY, IN, WI
Hospital	14	40,772	1.2%	817	beds	CA, TX, MO, UT, GA
Operating
Senior housing facilities(4)	98	1,502,752	43.8%	11,809	units	CA, TX, WA, NY, MO
SNF	67	344,248	10.0%	6,674	beds	IN, OH, MI, KY, MA
Ancillary(5)	NA	14,731	0.4%	N/A		IN, OH, MI, KY
Total real estate equity	680	3,241,423	94.4%

Real estate debt
First mortgage loan		14,637	0.4%
Mezzanine loans		178,834	5.2%
Total real estate debt		193,471	5.6%
Total investments		$3,434,894	100.0%
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
Real Estate Equity
Overview
Our real estate equity investment strategy is focused on acquiring interests in healthcare properties, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which we define as ALF, MCF, SNF, ILF and CCRC. We also invest in other healthcare property types, including MOB, hospitals, rehabilitation facilities and ancillary healthcare services businesses. Our investments are predominantly in the United States, but we also selectively make international investments.
Our equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, where applicable under the RIDEA structure, whereby we participate directly in the operational cash flow of a property, generate resident level income from short-term residential agreements and incur customary related operating expenses.
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
Our Portfolio
As of June 30, 2016, $3.2 billion, or 94.4% of our investments were invested in healthcare real estate equity, adjusted for commitments to acquire certain investments through August 5, 2016. The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.
The following table presents a summary of our real estate equity investments as of June 30, 2016, adjusted for commitments to acquire certain investments through August 5, 2016 (dollars in thousands):

			Properties(1)
Portfolio	Investment Structure	Amount(2)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments(3)
Watermark Aqua	Operating Facilities	$108,111	3	—	—	—	3	West/Southwest/Midwest	97.0%
Peregrine	Net Lease	36,498	4	—	—	—	4	Northeast/Southeast	100.0%
Kansas City	Net Lease	15,000	2	—	—	—	2	Midwest	100.0%
Arbors	Net Lease	126,612	4	—	—	—	4	Northeast	100.0%
Watermark Fountains(4)	Net Lease/Operating Facilities	656,037	16	—	—	—	16	Various	Various
Winterfell (5)	Operating Facilities	904,985	32	—	—	—	32	Various	100.0%
Total Direct Investments		1,847,243	61	—	—	—	61
Joint Venture Investments(6)
Eclipse	Net Lease/Operating Facilities	59,816	44	—	36	—	80	Various	5.6%
Envoy	Net Lease	16,472	—	—	14	—	14	Mid - Atlantic/Northeast	11.4%
Griffin-American	Net Lease/Operating Facilities	605,418	90	148	45	14	297	Various	14.3%
Espresso	Net Lease	326,475	6	—	152	—	158	Various	36.7%
Trilogy(7)	Operating Facilities	385,999	6	—	64	—	70	Various	29.0%
Total Joint Venture Investments		1,394,180	146	148	311	14	619
Total		$3,241,423	207	148	311	14	680
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(3)
The net lease properties are leased to four operators, which collectively have an eight year weighted average remaining lease term. The weighted average resident occupancy of our direct investments was 89.1%.

(4)
Watermark Fountains portfolio consists of six wholly-owned properties and ten properties in which we own a 97.0% interest. One of these properties consists of 19 condominium units in which we hold future interests, or the Remainder Interests.

(5)	Winterfell portfolio ownership increased to 100% on March 1, 2016. Refer to Note 3 of the notes to consolidated financial statements.

(6)	Represents our proportionate interest in real estate assets held through unconsolidated joint ventures.

(7)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options, which are not subject to property count.
As of June 30, 2016, our unconsolidated joint venture investments totaling $1.4 billion, comprised 43.0% of our total real estate equity investments portfolio and represented an 18.2% indirect exposure to over $7.7 billion in real estate equity investment alongside our joint venture partners. As of June 30, 2016, our unconsolidated joint venture investments included the following:
•Eclipse Joint Venture, a 5.6% interest in a $1.1 billion portfolio.

•Envoy Joint Venture, a 11.4% interest in a $145.0 million portfolio.
•Griffin-American Joint Venture, a 14.3% interest in a $4.1 billion portfolio.
•Espresso Joint Venture, a 36.7% interest in a $1.1 billion portfolio.
•Trilogy Joint Venture, a 29.0% interest in a $1.3 billion portfolio.
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
Our Portfolio
As of June 30, 2016, $193.5 million, or 5.6% of our investments, was invested in real estate debt secured by healthcare facilities, consisting of four loans with an average investment size of $48.4 million. The weighted average extended maturity of our real estate debt portfolio is 3.6 years.
The following table presents a summary of our debt investments as of June 30, 2016 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount	Carrying Value	Allocation by Investment Type(1)	Fixed Rate	Spread over LIBOR(2)	Total Unleveraged Current Yield
First mortgage loan(3)	1	$14,637	$14,637	7.6%	—%	8.3%	8.6%	100.0%
Mezzanine loans	3	178,834	178,367	92.4%	10.0%	10.2%	10.3%	58.1%
Total/Weighted average	4	$193,471	$193,004	100.0%	10.0%	9.9%	10.2%	61.2%
___________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum London Interbank Offered Rate (“LIBOR”) rate, or LIBOR floor, as applicable.

(3)	Subject to a 0.3% minimum LIBOR rate.

The following presents our real estate debt portfolio diversity across investment type, property type and geographic location based on principal amount:

Real Estate Debt by Investment Type

Real Estate Debt by Property Type (1)	Real Estate Debt by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.
Healthcare-Related Securities
Our healthcare-related securities investment strategy may include investing primarily in CMBS, and may include other healthcare-related securities, backed primarily by loans secured by a variety of healthcare properties. We expect that this asset class will be less than 10% of our total portfolio. As of June 30, 2016, we did not own any securities investments.
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
Outlook and Recent Trends
The U.S. economy demonstrated improvement in 2015, which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. The U.S. economy continues to show strength through the first half of 2016 with less than 5% unemployment and improvement in the housing market. Despite this, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, oil price instability, slow global growth and increasing international market volatility. Many other global central banks have been easing monetary policy to combat low inflation and stagnant growth and it is unclear when or if the Federal Reserve will further adjust the Federal Funds Rate especially in light of certain global events described below.
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
In June 2016, a non-binding referendum was passed in the United Kingdom supporting the exit from the European Union which in turn resulted in considerable instability to global markets and currencies, especially European markets, the U.K.’s economy and the British Pound Sterling. In addition, dramatic political change in the United Kingdom has resulted, including the election of a new Prime Minister in July 2016. Much uncertainty remains as to the process for “Brexit” and the long-term impacts to the global, European and British economies. All of the major European banks have been actively easing monetary policy resulting in a very low, and in some cases negative, interest rate environment. This includes The Bank of England, which remains poised for further monetary and financial policy action should the U.K.’s economy enter a downturn. Despite the unexpected result of the referendum, markets have generally continued to function properly and in some cases recovered from the initial shock (e.g., U.S. equity markets). The potential for ongoing volatility and uncertainty resulting from “Brexit” may have a significant impact on the overall global economic environment.
Commercial real estate fundamentals remain relatively healthy across U.S. property types. Investor demand in 2015 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors. Private capital investment remained aggressive throughout 2015 and, although public markets slowed at the beginning of 2016, continued to remain aggressive in the first half of 2016, leading to continued appreciation in real estate values. However, property price appreciation has slowed and there is speculation that the markets may be entering the late stage of the current real estate cycle and, in certain markets, rent growth and capitalization rate compression has started to slow. In addition, one of the factors that may contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced.
Approximately $1.4 trillion of commercial real estate debt in the United States is scheduled to mature through 2018. While there appears to be a supply of available liquidity to satisfy many of these maturities, April and June 2016 were the two lowest private-label CMBS origination months in four years and industry experts estimate a projected total origination volume of approximately $65 billion for 2016 versus volume of $95 billion in 2015. This trend is potentially one symptom that could point to difficulties in the ability of the market to refinance the large amount of maturing real estate debt and may have a negative impact on the overall real estate market.
A return to weak economic conditions in the future, such as those of the credit crisis of 2008, could reduce a tenant’s/operator’s/resident’s ability to make payments in accordance with the contractual terms and could weaken demand for companies to lease or occupy new space. To the extent that market rental and occupancy rates weaken, property-level cash flow could be negatively affected and therefore, reduce our ability to make distributions to stockholders.

Non-traded REIT capital raising was down year over year by 20% in 2014 (with approximately $16 billion in equity raised) and 2015 sales were down 36% year over year compared to 2014. Despite this declining industry trend, our sponsor continued to gain market share with our non-traded REITs having a 7% market share in 2014 increasing to 13% in 2015 despite the overall decline in this market. In April of 2016, the retail industry experienced the implementation of FINRA 15-02 related to disclosure on broker dealer account statements and the final ruling of the U.S. Department of Labor’s “fiduciary” standard for retirement accounts. Although the final fiduciary rule was more favorable than initial proposals, the impact of both of these events has been a sharp decline in capital raising in the retail market as evidenced by the overall non-traded REIT capital raising being down 57% through June 2016 compared to the first half of 2015.
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
We believe owners and operators of senior housing facilities and other healthcare properties are benefiting from demographic and economic trends, specifically the aging of the U.S. population whereby Americans aged 65 years old and older are expected to increase from 47.8 million in 2015 to 79.2 million in 2035 (source: U.S. Census Bureau 2014 National Population Projections), and the increasing demand for care for seniors outside of their homes as well as the need for cost efficient care. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. Healthcare spending in the U.S. is projected to increase from $2.6 trillion in 2010 to $4.1 trillion in 2020 (source: CMS) and as healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare, and senior housing facilities, such as ALF, MCF, SNF and ILF, are generally more cost effective than higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings. For example, recent regulatory changes have created incentives for long-term acute-care hospitals and in-patient rehabilitation facilities to minimize patient lengths of stay and placed limits on the type of patient that can be admitted to these facilities. The growth in total demand for healthcare, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system.

Our skilled nursing facility operators and some of our assisted living tenants may receive a portion of their revenues from governmental payors, primarily Medicare and Medicaid. Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. On July 29, 2016, the Centers for Medicare and Medicaid Services, or CMS, issued its final rule for fiscal year 2017 stating a net increase of 2.4% to Medicare reimbursement rates for skilled nursing facilities. Further rules and regulatory changes, if implemented, that are being proposed by the federal government to improve quality of care and control healthcare spending, may affect reimbursement and increase operating costs to our operators and tenants as they will be required to participate in order to continue to access Medicare and Medicaid funding. In addition, the government is proposing further reimbursement changes via managed care and pooled funding in order to attempt to control cost and share reimbursement risk with healthcare providers. We periodically monitor federal and state reimbursement programs and assess any impact that changes in reimbursement levels or the timing of payments may have on the ability of our tenants/operators to meet their payment obligations.

Despite the growth in the industry and favorable market conditions and demographics, economic uncertainty may have a negative impact, weakening the market’s fundamentals and ultimately reducing a tenant’s/operator’s ability to make rent payments in accordance with the contractual terms of the lease, as well as the possibility for reduced income for our operating investments. In addition, increased development and competitive pressures may have an impact on some of our assets. Although senior housing average occupancy has remained relatively stable since 2014 at approximately 90% (source: NIC MAP 2Q16 Data Release Webinar & Discussion), to the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected as existing leases renew at lower rates and over longer periods of time and decreased cash flow in turn could impact the value of underlying properties and the borrowers’ ability to service their outstanding loans.
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
We began raising capital in 2013 and completed our Initial Offering on February 2, 2015 and our Follow-on Offering on January 19, 2016. We raised total gross proceeds of $1.8 billion from inception through August 5, 2016. Since the successful completion of our Offering, we have only been raising new equity through our DRP.
The following table presents our investment activity in 2016 and from inception through August 5, 2016, adjusted for commitments to acquire certain investments (dollars in thousands):

	Six Months Ended	From Inception through
	June 30, 2016	August 5, 2016
Investment Type:	Amount(1)(2)	Amount(1)(3)
Real estate equity	$604,623	$3,241,423
Real estate debt	—	220,887
Total	$604,623	$3,462,310
__________________________________

(1)	Includes initial purchase price, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation.

(2)	Represents the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio and acquisition of additional senior housing and skilled nursing facilities in the Trilogy portfolio.

(3)	Includes our proportionate interest in real estate held through joint ventures of $1.4 billion as of June 30, 2016.
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
Our Advisor has delegated certain asset management functions in connection with our portfolio to American Healthcare Investors, LLC, or AHI. As of June 30, 2016, AHI provides these asset management services in connection with our Griffin-American and Winterfell portfolios and we expect AHI to provide these asset management services for the balance of our portfolio (other than joint ventures with Formation Capital LLC, or Formation) beginning in the second half of 2016. In addition, Formation provides similar asset management services to us in connection with the Eclipse, Espresso and Envoy joint ventures. Our Advisor’s asset management team, under the direction of its investment committee, supervises AHI and Formation and retains ultimate oversight and responsibility for the management of our portfolio.
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
One of our operators, which accounts for 1.1% of the total revenue attributable to our direct investments, recently failed to timely pay its full rental obligations. As a result, we were required to fund additional reserves under the mortgage note payable relating to the portfolio. We have entered into a new lease and related documents with a new operator in connection with the transition of operations. Two of the four properties within the portfolio have transitioned operations to the new operator during the third quarter of 2016, with the remaining properties currently expected to transition operations in 2017.
As of June 30, 2016, except as discussed above, our direct investments were performing in accordance with the contractual terms of their governing documents, in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record impairment, as appropriate, if required.
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
We evaluate our investments and financings, including investments in unconsolidated ventures and securitization financing transactions, if any, to determine whether each investment or financing is a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
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
Operating Real Estate
We account for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles such as in place leases and goodwill. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful life of the assets. Construction costs incurred in connection with our investments are capitalized and included in operating real estate, net on our consolidated balance sheets. Construction in progress is not depreciated until the development is substantially completed. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations. We evaluate whether a real estate acquisition constitutes a business and whether business combination accounting is appropriate.
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
Real Estate Securities
We classify our securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of June 30, 2016, we do not own any securities investments.
Revenue Recognition
Operating Real Estate
Rental income includes rental and escalation income from operating real estate and is derived from leasing of space to various types of tenants and healthcare operators. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the consolidated balance sheets. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
We also generate operating income from operating healthcare properties. Revenue related to operating healthcare properties includes resident room and care charges and other resident service charges. Revenue is recognized when such services are provided, generally defined per their resident agreement as the date upon which a resident occupies a room or uses the services and is recorded in resident fee income in the consolidated statements of operations.
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, we evaluate the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs).  Based upon consideration of the facts and circumstances surrounding the termination, we may write-off or accelerate the depreciation and amortization associated with the asset group.  Such amounts are included within depreciation and amortization in our consolidated statements of operations.
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
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income. As of June 30, 2016, we do not own any securities investments.
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
An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts. We had an immaterial amount of allowance for doubtful accounts as of June 30, 2016.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of June 30, 2016, we did not have any impaired real estate debt investments.
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
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in our consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit quality are considered to have an

OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of June 30, 2016, we did not own any real estate securities.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on our consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently assessing the impact, if any, of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
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
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Additionally, entities will have to disclose significantly more information including information used to track credit quality by year of origination for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.

Results of Operations
Comparison of the Three Months Ended June 30, 2016 to June 30, 2015 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Resident fee income	$25,244	$12,132	$13,112	108.1%
Rental income	37,586	5,740	31,846	554.8%
Interest income	5,005	3,648	1,357	37.2%
Other revenue	194	—	194	N/A
Total revenues	68,029	21,520	46,509	216.1%

Expenses
Property operating expenses	34,982	8,739	26,243	300.3%
Interest expense	13,044	3,431	9,613	280.2%
Transaction costs	249	3,127	(2,878)	(92.0)%
Asset management and other fees-related party	8,452	17,829	(9,377)	(52.6)%
General and administrative expenses	8,722	4,224	4,498	106.5%
Depreciation and amortization	13,429	4,697	8,732	185.9%
Total expenses	78,878	42,047	36,831	87.6%
Other income (loss)
Realized gain (loss) on investments and other	411	—	411	N/A
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(10,438)	(20,527)	10,089	(49.1)%
Equity in earnings (losses) of unconsolidated ventures	(17,432)	(5,351)	(12,081)	225.8%
Income tax benefit (expense)	(33)	208	(241)	(115.9)%
Net income (loss)	$(27,903)	$(25,670)	$(2,233)	8.7%
Revenues
Resident Fee Income
Resident fee income increased $13.1 million, primarily as a result of the acquisition of the Fountains portfolio in June 2015, which included RIDEA properties, and an increase in occupancy for the three months ended June 30, 2016 as compared to the same period in 2015 for RIDEA properties owned during the entirety of both periods presented.
Rental Income
Rental income increased $31.8 million, primarily as a result of the acquisition of the remaining 60.0% interest in the Winterfell portfolio in March 2016, which is now 100% owned and consolidated, as well as the net lease properties included in the acquisition of the Fountains portfolio in June 2015.
Interest Income
Interest income increased $1.4 million, primarily as a result of the origination of one new debt investment, partially offset by the repayment of two debt investments in 2015.
Other Revenue
Other revenue of $0.2 million for the three months ended June 30, 2016 was a result of community fees and other miscellaneous fees from our real estate equity segment.
Expenses
Property Operating Expenses
Property operating expenses increased $26.2 million, primarily as a result of the acquisition of the RIDEA properties in the Fountains portfolio in June 2015 and the remaining 60% interest in the Winterfell portfolio in March 2016.

Interest Expense
Interest expense increased $9.6 million, primarily as a result of the new mortgage notes payable entered into in connection with the acquisition of the Fountains portfolio in June 2015 and the mortgage notes payable assumed in connection with the acquisition of the Winterfell portfolio in March 2016.
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the three months ended June 30, 2016 are a result of professional fees incurred related to the finalization of certain purchase price allocations during the quarter. Transaction costs for the three months ended June 30, 2015 are a result of costs associated with the acquisition of the Fountains portfolio in June 2015.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $9.4 million, primarily as a result of the acquisition of the Fountains portfolio in June 2015 with no comparable activity during the three months ended June 30, 2016. This decrease was offset by an increase in asset management fees as a result from an increase in our invested assets subsequent to June 30, 2015.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increased $4.5 million, primarily as a result of increased operating costs resulting from increased investment activity subsequent to June 30, 2015.
Depreciation and Amortization
Depreciation and amortization expense increased $8.7 million, primarily as a result of the acquisition of the Fountains portfolio in June 2015 and the remaining 60% interest in the Winterfell portfolio in March 2016.
Other Income (Loss)
Realized Gain (Loss) on Investments and Other
Realized gain on investments and other of $0.4 million for the three months ended June 30, 2016 was a result of a gain on sale of one Remainder Interest in the Watermark Fountains portfolio.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures increased $12.1 million primarily as a result of depreciation and amortization expense from underlying real estate portfolios acquired subsequent to June 30, 2015, via two separate joint ventures. Excluding depreciation and amortization of $22.9 million for all unconsolidated ventures, equity in earnings of unconsolidated ventures increased $3.1 million primarily as a result of operating income from the two post-June 30, 2015 joint ventures, non-recurring transaction costs incurred in 2015 with the acquisition of a 40% interest in the Winterfell portfolio, partially offset by an unrealized loss in foreign currency exchange at one of our portfolios.
Income Tax Benefit (Expense)
The income tax expense for the three months ended June 30, 2016 was less than $0.1 million related to our RIDEA properties, which operate through TRS. The income tax net benefit for the three months ended June 30, 2015 was $0.2 million related to our RIDEA properties, which operate through TRS.

Comparison of the Six Months Ended June 30, 2016 to June 30, 2015 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Resident fee income	$50,285	$15,980	$34,305	214.7%
Rental income	56,021	9,647	46,374	480.7%
Interest income	10,040	7,208	2,832	39.3%
Other revenue	469	—	469	N/A
Total revenues	116,815	32,835	83,980	255.8%

Expenses
Property operating expenses	58,379	11,486	46,893	408.3%
Interest expense	21,527	5,078	16,449	323.9%
Transaction costs	1,531	4,542	(3,011)	(66.3)%
Asset management and other fees-related party	28,080	20,543	7,537	36.7%
General and administrative expenses	16,558	7,101	9,457	133.2%
Depreciation and amortization	25,252	6,382	18,870	295.7%
Total expenses	151,327	55,132	96,195	174.5%
Other income (loss)
Realized gain (loss) on investments and other	411	—	411	N/A
Gain (loss) on consolidation of unconsolidated venture	6,408	—	6,408	N/A
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(27,693)	(22,297)	(5,396)	24.2%
Equity in earnings (losses) of unconsolidated ventures	(31,469)	(8,941)	(22,528)	252.0%
Income tax benefit (expense)	(7,124)	553	(7,677)	(1,388.2)%
Net income (loss)	$(66,286)	$(30,685)	$(35,601)	116.0%
Revenues
Resident Fee Income
Resident fee income increased $34.3 million, primarily as a result of the acquisition of the Fountains portfolio in June 2015, which included RIDEA properties, and an increase in occupancy for the six months ended June 30, 2016 as compared to the same period in 2015 for RIDEA properties owned during the entirety of both periods presented.
Rental Income
Rental income increased $46.4 million, primarily as a result of the acquisition of the remaining 60.0% interest in the Winterfell portfolio in March 2016, which is now 100% owned and consolidated, as well as the net lease properties included in the acquisition of the Fountains portfolio in June 2015.
Interest Income
Interest income increased $2.8 million, primarily as a result of the origination of one new debt investment, partially offset by the repayment of two debt investments in 2015.
Other Revenue
Other revenue of $0.5 million for the six months ended June 30, 2016 was a result of community fees and other miscellaneous fees from our real estate equity segment.
Expenses
Property Operating Expenses
Property operating expenses increased $46.9 million, primarily as a result of the acquisition of the RIDEA properties in the Fountains portfolio in June 2015 and the remaining 60% interest in the Winterfell portfolio in March 2016.

Interest Expense
Interest expense increased $16.4 million, primarily as a result of the new mortgage notes payable entered into in connection with the acquisition of the Fountains portfolio in June 2015 and the mortgage notes payable assumed in connection with the acquisition of the Winterfell portfolio in March 2016.
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the six months ended June 30, 2016 are primarily a result of the acquisition of the remaining 60% interest in the Winterfell portfolio in March 2016 and professional fees incurred related to the finalization of certain purchase price allocations related to 2015 investment activities during the current quarter. Transaction costs for the six months ended June 30, 2015 are a result of costs associated with the acquisition of the Fountains portfolio in June 2015.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increased $7.5 million, primarily as a result of an increase in our invested assets subsequent to June 30, 2015, offset by a decrease in acquisition fees related to a lower level of acquisition activity during the six months ended June 30, 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increased $9.5 million, primarily as a result of increased operating costs from greater investment activity subsequent to June 30, 2015.
Depreciation and Amortization
Depreciation and amortization expense increased $18.9 million, primarily as a result of the acquisition of the Fountains portfolio in June 2015 and the remaining 60% interest in the Winterfell portfolio in March 2016.
Other Income (Loss)
Realized Gain (Loss) on Investments and Other
Realized gain on investments and other of $0.4 million for the six months ended June 30, 2016 was a result of a gain on sale of one Remainder Interest in the Watermark Fountains portfolio.
Gain (loss) on consolidation of unconsolidated venture
The gain of $6.4 million was attributable to an adjustment to the carrying value of our equity investment in the Winterfell portfolio as a result of the acquisition of the remaining equity interest in the portfolio in March 2016.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures increased $22.5 million primarily as a result of depreciation and amortization expense from underlying real estate portfolios acquired subsequent to June 30, 2015, via two separate joint ventures. Excluding depreciation and amortization of $30.7 million for all unconsolidated ventures, equity in earnings of unconsolidated ventures increased $8.3 million primarily as a result of operating income from the two post-June 30, 2015 joint ventures, non-recurring transaction costs incurred in 2015 with the acquisition of a 40% interest in the Winterfell portfolio, partially offset by an unrealized loss in foreign currency exchange at one of our portfolios.
Income Tax Benefit (Expense)
The income tax expense for the six months ended June 30, 2016 was $7.1 million related to our RIDEA properties, which operate through TRS. In the first quarter of 2016, we recorded a $7.0 million valuation allowance as we determined we will be unable to utilize a $7.0 million deferred tax asset. As of June 30, 2016, there are no changes in the facts and circumstances to indicate that we should release the valuation allowance.  The income tax net benefit for the six months ended June 30, 2015 was $0.6 million related to our RIDEA properties, which operate through TRS.

Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. We obtained the capital required to acquire and manage our healthcare real estate portfolio and conduct our operations from the proceeds of our Offering. We do not currently intend to conduct any future offerings, other than through our DRP. We may access additional capital from secured or unsecured financings from banks and other lenders, net proceeds from asset repayments and sales and from any undistributed funds from our operations. As of August 5, 2016, we had $121.7 million of investable cash.
Offering
From inception through August 5, 2016, we have raised total gross proceeds of $1.8 billion.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments, is 75% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of June 30, 2016, our leverage was 49.4%. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our Advisor, our Prior Advisor and our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering costs through the completion of our Offering was 10.4% of total proceeds raised from our Offering, below the 15.0% maximum allowed. We expect to continue to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and acquisition or origination of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. We renewed our advisory agreement with our Advisor on June 30, 2016 for an additional one-year term.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2016	2015	Change
Operating activities	$(11,424)	$(5,144)	$(6,280)
Investing activities	(163,937)	(762,832)	598,895
Financing activities	(34,703)	720,272	(754,975)
Net increase (decrease) in cash	$(210,064)	$(47,704)	$(162,360)
Six Months Ended June 30, 2016 Compared to June 30, 2015
Operating Activities
Net cash used in operating activities was $11.4 million for the six months ended June 30, 2016 compared to net cash used in operating activities of $5.1 million for the six months ended June 30, 2015. The increase of $6.3 million in net cash used in operating activities was primarily related to investment activity during the period, resulting in an increase in fees paid to our Advisor for the management of our investments, and other general and administrative expenses, transaction costs and interest expense due to additional borrowings on mortgage notes. This is partially offset by the net income generated from our real estate equity and debt investments.
Investing Activities
Net cash used in investing activities was $163.9 million for the six months ended June 30, 2016 compared to $762.8 million for the six months ended June 30, 2015. The decrease of $598.9 million in net cash used in investing activities was primarily related to less real estate equity investment activity for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
Financing Activities
Net cash used in financing activities was $34.7 million for the six months ended June 30, 2016 compared to net cash provided by financing activities of $720.3 million for the six months ended June 30, 2015. The decrease of $755.0 million in net cash provided by financing activities was primarily related to no new borrowings incurred to finance our investments, as well as fewer proceeds from the issuance of common stock since our Offering has ended. Net cash used in financing activities for the six months ended June 30, 2016 was primarily related to distributions paid on and redemption of our common stock offset by issuance of common stock under our DRP.
Off-Balance Sheet Arrangements
We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
In June 2016, our advisory agreement was renewed for an additional one-year term commencing on June 30, 2016, with terms identical to those in effect through June 30, 2016.
Fees to Advisor
Asset Management Fee
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the amount funded or allocated for investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).
Incentive Fee
Our Advisor is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital.
Acquisition Fee
Our Advisor also receives fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by us, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an indirect equity investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by us to acquire or originate debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle).  An acquisition fee incurred related to an equity investment is generally expensed as incurred.  A fee paid to our Advisor in connection with the acquisition of an equity or debt investment in an unconsolidated joint venture is generally included in investments in unconsolidated ventures on the consolidated balance sheets when the fair value option is not elected for the investment, but is expensed as incurred when the fair value option is elected.  A fee paid to our Advisor in connection with the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by our independent directors, our Advisor receives a disposition fee of 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each debt investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a debt investment incurred in a transaction other than a sale is included in debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Reimbursements to Advisor
Operating Costs
Our Advisor is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Our Advisor allocates, in good faith, indirect costs to us related to our Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor. The indirect costs include our allocable share of our Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to our executive officers (although there may be reimbursement for certain executive officers of our Advisor) and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. Our Advisor allocates these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including our independent directors. Our Advisor updates our board of directors on a quarterly basis of any material changes to the expense allocation and provides a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
Organization and Offering Costs
Our Advisor was entitled to receive reimbursement for organization and offering costs paid on behalf of us in connection with our Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross proceeds from our Primary Offering. Our Advisor did not expect reimbursable organization and offering costs, including costs incurred in connection with our Follow-on Offering but excluding selling commissions and dealer manager fees, to exceed $22.5 million, or 1.5% of the total proceeds available to be raised from our Primary Offering. Based on gross proceeds of $1.7 billion from the Primary Offering, we incurred reimbursable organizational and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% expected. Our independent directors did not determine that any of the organization and offering costs were unfair and commercially unreasonable.
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, we paid our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which were reallowed to participating broker-dealers. In addition, we paid our Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from our Primary Offering, a portion of which was typically reallowed to participating broker-dealers and paid to certain employees of our Dealer Manager. No selling commissions or dealer manager fees are paid for sales pursuant to our DRP.

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three and six months ended June 30, 2016 and 2015, and the amount due to related party as of June 30, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees-related party	$8,367	$3,651	$15,832	$6,360	$15	$22
Acquisition(1)	Real estate debt investments, net / investments in unconsolidated ventures / asset management and other fees-related party	85	22,216	12,248	22,202	34	378
Disposition(1)	Real estate debt investments, net	—	—	—	—	—	—
Reimbursements to Advisor
Operating costs(2)	General and administrative expenses	8,371	4,001	15,836	6,709	7	4
Organization	General and administrative expenses	—	57	—	63	—	—
Offering	Cost of capital(3)	23	1,867	447	2,552	—	39
Selling commissions / Dealer manager fees	Cost of capital(3)	—	12,706	83	25,092	—	—
Total						$56	$443
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

(2)	As of June 30, 2016, our Advisor has incurred unreimbursed operating costs on our behalf of $0.8 million that remain eligible to allocate to us.

(3)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
In January 2015, our board of directors approved an amended and restated distribution support agreement, or our Distribution Support Agreement, extending the term until February 6, 2017. Pursuant to our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share during our Initial Offering and at $9.18 per share during our Follow-on Offering, if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of June 30, 2016, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 588,116 shares of our common stock for $5.3 million. As our Follow-on Offering has now been completed, NorthStar Realty has no further obligation to purchase shares under the Distribution Support Agreement.
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
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and us, our Sponsor acquired a 43%, as adjusted, ownership interest in American Healthcare Investors, LLC, or AHI and Mr. James F. Flaherty III, a strategic partner of our Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Realty. In connection with our Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to our Advisor, NorthStar Realty and us. AHI currently provides such services to us with respect to our interest in the Griffin-American portfolio and Winterfell portfolio. Following the substantial investment of our Offering proceeds, AHI will provide such services for all of our assets other than joint ventures with Formation. Consequently, AHI assists our Advisor in managing the Griffin-American and Winterfell portfolios and will assist with other healthcare assets owned by us in the future.
In December 2015, we, through a joint venture with Griffin-American Healthcare REIT III, Inc., or GAHR3, a REIT sponsored and advised by AHI, acquired a 29% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio, and contributed $201.7 million for this interest. The purchase was approved by our board of directors, including all of our independent directors. In June 2016, in accordance with its obligation under the joint venture agreement, we funded an additional capital contribution of $18.8 million for a total contribution of $220.5 million. The additional funding related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
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
Recent Developments
Distribution Reinvestment Plan
For the period from July 1, 2016 through August 5, 2016, we issued 1.3 million shares pursuant to the DRP representing gross proceeds of $11.4 million.
Distributions
On August 10, 2016, our board of directors approved a daily cash distribution of $0.001844262 per share of common stock for each of the three months ended December 31, 2016. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From July 1, 2016 through August 5, 2016, we repurchased 0.5 million shares for a total of $4.7 million or a weighted average price of $8.94 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
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
We define MFFO in accordance with the concepts established by the IPA and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for the non-recurring impact of the non-cash effect of deferred income tax benefits or expenses, as applicable, as such items are not indicative of our operating performance. Similarly, we adjust for the non-cash effect of unrealized gains or losses on unconsolidated ventures. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s operating performance. The IPA’s definition of MFFO excludes from FFO the following items:

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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(27,869)	$(25,519)	$(66,167)	$(30,533)
Adjustments:
Depreciation and amortization	13,429	4,697	25,252	6,382
Depreciation and amortization related to unconsolidated ventures	22,418	7,894	44,474	14,134
Depreciation and amortization related to non-controlling interests	(175)	(95)	(392)	(112)
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$7,803	$(13,023)	$3,167	$(10,129)
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$7,803	$(13,023)	$3,167	$(10,129)
Adjustments:
Acquisition fees and transaction costs	334	17,305	13,779	18,706
Straight-line rental (income) loss	(126)	(787)	(686)	(1,445)
Amortization of premiums, discounts and fees on investments and borrowings, net	473	419	914	748
Deferred tax (benefit) expense	—	(557)	7,026	(782)
Adjustments related to unconsolidated ventures(1)	5,249	4,367	9,163	6,315
Adjustments related to non-controlling interests	4	(130)	(5)	(128)
Realized (gain) loss on investments and other	(411)	—	(411)	—
(Gain) loss on consolidation of unconsolidated venture	—	—	(6,408)	—
Other	(213)	—	—	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$13,113	$7,594	$26,539	$13,285
___________________________________

(1)
Primarily represents our proportionate share of transaction costs and amortization of above/below market debt adjustments and deferred financing costs incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. Based on our estimated net asset value per share of $8.63 as of December 31, 2015, our annualized distribution amount represents an effective current yield of 7.8%. From the date of our first investment on April 5, 2013 through June 30, 2016, we paid an annualized distribution amount of $0.675 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2016 and year ended December 31, 2015 (dollars in thousands):

	Six Months Ended June 30, 2016		Year Ended December 31, 2015
Distributions(1)
Cash	$26,988		$38,972
DRP	33,742		49,299
Total	$60,730		$88,271

Sources of Distributions(1)
FFO(2)	$3,167	5%	$—	—%

Offering proceeds - Distribution support	—	—%	2,614	3%
Offering proceeds - Other	57,563	95%	85,657	97%
Total	$60,730	100%	$88,271	100%

Cash Flow Provided by (Used in) Operations	$(11,424)		$(8,563)
_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through June 30, 2016, we declared $177.0 million in distributions. Cumulative FFO for the period from April 5, 2013 through June 30, 2016 was $(19.7) million.

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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments, as well as changes in net interest income of our real estate debt investments. As of June 30, 2016, 6.2% of our total borrowings were floating rate liabilities and 61.2% of our real estate debt investments were floating rate investments. Of the floating rate liabilities, 100% related to our directly owned operating real estate equity investment mortgage notes payable.
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
Our debt investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, some of our floating-rate debt investments have a fixed minimum LIBOR floor. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments and expenses from our borrowings. As of June 30, 2016, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase interest income by $1.2 million and interest expense by $0.8 million, respectively, for a net income increase of $0.4 million annually.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of June 30, 2016, we had one fixed-rate debt investment with a carrying value of $74.5 million.
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
Credit Risk
We are subject to the credit risk of the operators or managers of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator or manager’s business as well as an assessment of the strategic importance of the underlying real estate to the operator or manager’s core business operations. Where appropriate, we may seek to augment the operator or manager’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases, management agreements or joint venture arrangements. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. The extent of pending or future healthcare regulation may have a material impact on the valuation and financial performance of this portion of our portfolio. For the six months ended June 30, 2016, gross revenues from two of our operators, Watermark Retirement Communities and Holiday Retirement Communities, represented 52.5% and 33.8%, respectively, of our total revenues attributable to direct investments.
Credit risk in our debt investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2016, three debt investments each contributed more than 10.0% of interest income. As of June 30, 2016, one borrower, Sava Senior Care represented 53.7% of the aggregate principal amount of our debt investments.

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
We acquired the remaining 60% interest in the Winterfell portfolio on March 1, 2016. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. We are in the process of evaluating the existing controls and procedures of the Winterfell portfolio and, accordingly, we have not assessed the Winterfell portfolio’s internal control over financial reporting as of June 30, 2016.

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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the six months ended June 30, 2016, we declared distributions of $60.7 million compared to cash used in operating activities of $11.4 million and $60.7 million, or 100.0%, of the distributions declared during this period were paid using proceeds from our Offering. For the year ended December 31, 2015, we declared distributions of $88.3 million compared to cash used in operations of $8.6 million and $88.3 million, or 100.0%, of the distributions declared during this period were paid using proceeds from our Offering. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our Sponsor, the parent company of our Advisor, announced that it entered into a merger agreement with Colony and NorthStar Realty, which could have an adverse impact on our business.
In June 2016, NSAM, our Sponsor and the parent company of our Advisor, announced that it entered into a merger agreement with Colony and NorthStar Realty, providing for the combination of NSAM, NorthStar Realty and Colony, which following the effective time of the mergers, will be publicly-traded and named Colony NorthStar, Inc., or Colony NorthStar. As a result of the mergers, Colony NorthStar will be an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, as a result of the mergers, our Advisor and Dealer Manager will be subsidiaries of Colony NorthStar.
The proposed mergers may be time consuming and disruptive to NSAM’s business operations, including its service to us as our Advisor and our Sponsor. It is also expected that, as part of the mergers, there will be changes to the composition of NSAM’s board of directors, certain members of its senior management team and certain members of our Advisor’s investment committee. In addition, it may be difficult for Colony NorthStar to address integration challenges following the completion of the mergers, and the anticipated benefits of the integration of the three companies may not be realized fully or at all. These changes to our Sponsor and our Advisor could be disruptive to our business and operations, as we are dependent on our Advisor for the management of our day-to-day affairs. Further, the completion of the mergers may give rise to additional conflicts of interest and competition for investment opportunities among Colony NorthStar, us and other companies managed by Colony NorthStar.
The proposed mergers are subject to customary closing conditions and there can be no assurance that they will be consummated. In the event that the proposed mergers are not consummated, NSAM will have expended considerable resources but neither we nor NSAM will realize any expected benefits of the proposed mergers. In addition, if the merger transaction is consummated, any value created for NSAM’s stockholders may not result in the creation of value for our stockholders.
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
As of June 30, 2016, we issued the following shares of common stock and raised the following gross proceeds (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	173,438	$1,742,290
DRP	9,764	92,833
Total	183,202	$1,835,123
For the period from the commencement of our Follow-on Offering through June 30, 2016, we issued 69.1 million shares of common stock generating total gross proceeds of $700.0 million pursuant to our Follow-on Offering, including 4.2 million shares of common stock and $40.5 million of gross proceeds pursuant to our Follow-on DRP.
From the commencement of our Offering through June 30, 2016, we incurred $117.5 million in selling commissions, $52.1 million in dealer manager fees and $11.5 million in other offering costs in connection with the issuance and distribution of our registered securities and $138.8 million of these costs have been reallowed to third parties.
From the commencement of our Offering through June 30, 2016, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.6 billion. From the commencement of our Offering through June 30, 2016, we used proceeds of $1.1 billion to purchase real estate equity investments, $219.4 million to acquire and originate real estate debt investments and $73.1 million to pay our Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective August 7, 2012, as amended on April 7, 2016, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. We will repurchase shares within two years of such death or qualifying disability of a stockholder at the higher of the price paid for the shares, as adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock, or our estimated value per share. A qualifying disability is a disability as such term is defined in Section 72(m)(7) of the Internal Revenue Code that arises after the purchase of the shares requested to be repurchased. We are not obligated to repurchase shares under our Share Repurchase Program. Except in the case of death or qualifying disability (as described above), the price paid for shares redeemed under the Share Repurchase Program for requests received after April 30, 2016 is 100% of the most recently disclosed estimated value per share.
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

For the three months ended June 30, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 to April 30	266,860	$9.50	266,860	(1)
May 1 to May 31	—	—	—	(1)
June 1 to June 30	—	—	—	(1)
Total	266,860	$9.50	266,860
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

As of June 30, 2016, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
On June 24, 2016, we granted 4,635 shares of restricted common stock at $8.63 per share to each of our independent directors for an aggregate of 13,905 shares of restricted common stock, pursuant to our independent director compensation plan. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Equity for the six months ended June 30, 2016 (unaudited) and the year ended December 31, 2015; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	August 11, 2016	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer