Form 10-Q
period 2016-09-30
NorthStar Healthcare Income, Inc.
filed 2016-11-10
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
The Company has one class of common stock, $0.01 par value per share, 184,390,157 shares outstanding as of November 4, 2016.

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

•
the impact of our sponsor’s recently announced merger agreement with NorthStar Realty Finance Corp. and Colony Capital, Inc., including the ability to consummate the merger on the terms contemplated or at all, and whether any of the anticipated benefits to our advisor's and its affiliates' platform will be realized in full or at all;

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

PART I.    Financial Information
Item 1.    Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Cash	$141,529	$354,229
Restricted cash	29,414	15,612
Operating real estate, net	1,718,734	832,253
Investments in unconsolidated ventures (refer to Note 4)	394,992	534,541
Real estate debt investments, net	192,475	192,934
Receivables, net	10,868	8,016
Deferred costs and intangible assets, net	35,160	44,261
Other assets	14,696	20,382
Total assets(1)	$2,537,868	$2,002,228

Liabilities
Mortgage notes payable, net	$1,225,067	$570,985
Due to related party	59	443
Escrow deposits payable	4,022	2,046
Distribution payable	10,168	10,002
Accounts payable and accrued expenses	23,692	10,234
Other liabilities	3,629	3,018
Total liabilities(1)	1,266,637	596,728
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 183,767,202 and 179,137,202 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,838	1,791
Additional paid-in capital	1,655,764	1,614,452
Retained earnings (accumulated deficit)	(391,658)	(216,099)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	1,265,944	1,400,144
Non-controlling interests	5,287	5,356
Total equity	1,271,231	1,405,500
Total liabilities and equity	$2,537,868	$2,002,228
__________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of September 30, 2016, the assets and liabilities of the Operating Partnership include $474.2 million and $302.9 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2. “Summary of Significant Accounting Policies”.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Resident fee income	$26,436	$23,111	$76,721	$39,091
Rental income	38,143	9,404	94,165	19,051
Interest income	5,072	5,466	15,112	12,675
Other revenue	594	1,131	1,063	1,131
Total revenues	70,245	39,112	187,061	71,948
Expenses
Property operating expenses	35,489	16,378	93,868	27,864
Interest expense	13,424	6,377	34,951	11,455
Transaction costs	31	1,290	1,563	5,832
Asset management and other fees - related party	8,579	6,358	36,659	26,901
General and administrative expenses	3,980	6,267	20,538	13,368
Depreciation and amortization	10,678	10,332	35,930	16,714
Total expenses	72,181	47,002	223,509	102,134
Other income (loss)
Realized gain (loss) on investments and other	—	(786)	411	(786)
Gain (loss) on consolidation of unconsolidated venture (refer to Note 3)	—	—	6,408	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(1,936)	(8,676)	(29,629)	(30,972)
Equity in earnings (losses) of unconsolidated ventures	(15,604)	(20,594)	(47,073)	(29,534)
Income tax benefit (expense)	36	4,125	(7,088)	4,678
Net income (loss)	(17,504)	(25,145)	(83,790)	(55,828)
Net (income) loss attributable to non-controlling interests	(64)	104	55	257
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(17,568)	$(25,041)	$(83,735)	$(55,571)
Net income (loss) per share of common stock, basic/diluted	$(0.10)	$(0.19)	$(0.46)	$(0.46)
Weighted average number of shares of common stock outstanding, basic/diluted	183,268,411	135,065,223	181,717,977	120,937,863
Distributions declared per share of common stock	$0.17	$0.17	$0.51	$0.50

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2014	97,972	$980	$875,205	$(45,458)	$830,727	$1,258	$831,985
Net proceeds from issuance of common stock	76,761	767	696,724	—	697,491	—	697,491
Issuance and amortization of equity-based compensation	12	—	115	—	115	—	115
Non-controlling interests - contributions	—	—	—	—	—	4,472	4,472
Shares redeemed for cash	(407)	(4)	(3,924)	—	(3,928)	—	(3,928)
Distributions declared	—	—	—	(88,271)	(88,271)	—	(88,271)
Proceeds from distribution reinvestment plan	4,799	48	46,332	—	46,380	—	46,380
Net income (loss)	—	—	—	(82,370)	(82,370)	(374)	(82,744)
Balance as of December 31, 2015	179,137	$1,791	$1,614,452	$(216,099)	$1,400,144	$5,356	$1,405,500
Net proceeds from issuance of common stock	81	1	295	—	296	—	296
Issuance and amortization of equity-based compensation	14	—	117	—	117	—	117
Non-controlling interests - contributions	—	—	—	—	—	264	264
Non-controlling interests - distributions	—	—	—	—	—	(278)	(278)
Shares redeemed for cash	(1,076)	(11)	(9,920)	—	(9,931)	—	(9,931)
Distributions declared	—	—	—	(91,824)	(91,824)	—	(91,824)
Proceeds from distribution reinvestment plan	5,611	57	50,820	—	50,877	—	50,877
Net income (loss)	—	—	—	(83,735)	(83,735)	(55)	(83,790)
Balance as of September 30, 2016 (Unaudited)	183,767	$1,838	$1,655,764	$(391,658)	$1,265,944	$5,287	$1,271,231

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(83,790)	$(55,828)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	47,073	29,534
Depreciation and amortization	35,930	16,714
Straight-line rental income	(1,538)	(2,488)
Amortization of premium/accretion of discount on investments	(28)	99
Amortization of deferred financing costs	1,628	1,135
Amortization of equity-based compensation	117	81
Deferred income tax (benefit) expense, net	7,026	(6,140)
Realized (gain) loss on investments and other	(411)	786
(Gain) loss on consolidation of unconsolidated venture (refer to Note 3)	(6,408)	—
Distributions from unconsolidated ventures	—	249
Changes in assets and liabilities:
Restricted cash	(2,276)	(2,735)
Receivables, net	(530)	(2,813)
Other assets	(1,099)	(213)
Due to related party	(384)	(748)
Escrow deposits payable	1,467	2,108
Accounts payable and accrued expenses	2,138	8,256
Other liabilities	(396)	479
Net cash provided by (used in) operating activities	(1,481)	(11,524)
Cash flows from investing activities:
Acquisition of operating real estate investments, net	(139,618)	(587,413)
Improvement of operating real estate investments	(22,476)	(4,479)
Deferred costs and intangible assets	—	(43,798)
Origination of real estate debt investments	—	(74,438)
Acquisition of real estate debt investments	—	188
Repayment on real estate debt investments	487	17,868
Investment in unconsolidated ventures	(20,591)	(184,730)
Distributions from unconsolidated ventures	16,470	17,875
Change in restricted cash	(2,344)	(7,833)
Other assets	798	(5,396)
Net cash provided by (used in) investing activities	(167,274)	(872,156)
Cash flows from financing activities:
Borrowing from mortgage notes	18,760	503,750
Repayment of mortgage notes	(10,500)	—
Payment of deferred financing costs	(4,016)	(8,328)
Change in restricted cash	2,132	(196)
Net proceeds from issuance of common stock	405	398,740
Net proceeds from issuance of common stock, related party	—	2,594
Shares redeemed for cash	(9,931)	(2,013)
Distributions paid on common stock	(91,658)	(57,894)
Proceeds from distribution reinvestment plan	50,877	32,299
Contributions from non-controlling interests	264	4,472
Distributions to non-controlling interests	(278)	—
Net cash provided by (used in) financing activities	(43,945)	873,424

Net increase (decrease) in cash	(212,700)	(10,256)
Cash - beginning of period	354,229	267,672
Cash - end of period	$141,529	$257,416

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 7)	$—	$809
Subscriptions receivable, gross	—	3,818
Escrow deposits related to real estate debt investments	25	208
Distribution payable	10,168	7,839
Other liabilities	—	2,532
Transfer of non-controlling interest in joint venture for controlling interest in consolidated real estate investment (refer to Note 3)	103,005	—
Assumption of mortgage notes payable upon acquisition of operating real estate	648,211	—
Accrued capital expenditures	—	1,592
Accrued acquisition fees - unconsolidated ventures	—	3,304

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
The Company’s equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, where applicable through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures that permit the Company, through taxable REIT subsidiaries (“TRS”), to have direct exposure to resident fee income and incur related operating expenses. The Company’s debt investments as of September 30, 2016 consist of first mortgage loans and mezzanine loans. As of September 30, 2016, the Company did not own any securities investments.
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
Substantially all the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of September 30, 2016, the Company’s limited partnership interest in the Operating Partnership was 99.99%.

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
On February 6, 2015, the Company’s registration statement on Form S-11 was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) for a follow-on public offering (the “Follow-on Offering”) of up to $700.0 million which included up to $500.0 million in shares pursuant to its follow-on primary offering (the “Follow-on Primary Offering”) and up to $200.0 million in shares pursuant to its follow-on distribution reinvestment plan (the “Follow-on DRP”). The Company stopped accepting subscriptions for the Follow-on Offering on December 17, 2015 and all of the shares initially registered (including $159.5 million of shares reallocated from the Follow-on DRP) for the Follow-on Offering were issued on or before January 19, 2016. The Company registered an additional 30.0 million shares to be offered pursuant to its DRP beyond the completion of the Follow-on Offering and continues to offer such shares.
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
From inception through November 4, 2016, the Company raised total gross proceeds of $1.9 billion, including $121.3 million in DRP proceeds.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 28, 2016.
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
The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of September 30, 2016 is $429.7 million related to such consolidated VIEs. Included in mortgage notes payable, net on the Company’s consolidated balance sheets as of September 30, 2016 is $296.7 million, collateralized by the real estate assets of the related consolidated VIEs.
As of September 30, 2016, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $395.0 million. The Company’s maximum exposure to loss as of September 30, 2016 would not exceed the carrying value of its investment in the VIEs and its investment in a $75.0 million mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, these VIEs are not consolidated in the Company’s financial statements as of September 30, 2016. The Company did not provide financial support to its unconsolidated VIEs during the nine months ended September 30, 2016. As of September 30, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
When the Company acquires a controlling interest in an existing unconsolidated joint venture, the Company records the consolidated investment at the updated purchase price, which is reflective of fair value. The difference between the carrying value of the

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company’s investment in the existing unconsolidated joint venture on the acquisition date and the Company’s share of the fair value of the investment’s purchase price is recorded in gain (loss) on consolidation of unconsolidated venture in the Company’s consolidated statements of operations.
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
Real Estate Securities
The Company classifies its securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of September 30, 2016, the Company did not own any securities investments.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a summary of deferred costs and intangible assets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015

Deferred costs and intangible assets:
In-place lease value, net	$12,293	$21,307
Goodwill	22,112	22,112
Other intangible assets	380	380
Subtotal intangible assets	34,785	43,799
Deferred financing and other costs, net	375	462
Total	$35,160	$44,261
The Company recorded $0.5 million and $9.1 million of in-place lease and deferred lease cost amortization expense for the three and nine months ended September 30, 2016, respectively. The Company recorded $5.4 million and $7.1 million of in-place lease and deferred lease cost amortization expense for the three and nine months ended September 30, 2015.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the nine months ended September 30, 2016 and 2015, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015

Other assets:
Investment deposits and pending deal costs	$6,683	$6,629
Remainder interest in condominium units(1)	4,964	5,401
Deferred tax assets	—	7,026
Prepaid expenses	1,655	790
Other	1,394	536
Total	$14,696	$20,382

__________________________________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
Revenue Recognition
Operating Real Estate
Rental income includes rental and escalation income from operating real estate and is derived from leasing of space to various types of tenants and healthcare operators. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
The Company also generates operating income from operating healthcare properties. Revenue related to operating healthcare properties includes resident room and care charges and other resident service charges. Rent is charged and revenue is recognized when such services are provided, generally defined per their resident agreement as the date upon which a resident occupies a room or uses the services and is recorded in resident fee income in the consolidated statements of operations.
In a situation in which a net lease(s) associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within rental and other income for above- and below-market lease intangibles and depreciation and amortization for the remaining lease related asset groups in the consolidated statements of operations.
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
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income. As of September 30, 2016, the Company did not own any securities investments.
Credit Losses and Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of September 30, 2016, the Company did not have any impaired operating real estate.
An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts. The Company had an immaterial amount of allowance for doubtful accounts as of September 30, 2016.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2016, the Company did not have any impaired real estate debt investments.
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
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2016, the Company did not own any real estate securities.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. In the first quarter of 2016, the Company recorded a $7.0 million valuation allowance as it determined it will be unable to utilize a $7.0 million deferred tax asset. As of September 30, 2016, there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax benefit of less than $0.1 million and an income tax expense of $7.1 million for the three and nine months ended September 30, 2016, respectively. The Company recorded an income tax benefit of $4.1 million and $4.7 million for the three and nine months ended September 30, 2015, respectively.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company concluded that this guidance will not have any impact on its consolidated financial position, results of operations or financial statement disclosures.
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
In September 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows that have aspects of more than one class of cash flows. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact, if any, that this guidance will have on its statement of cash flows.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Operating Real Estate
The following table presents operating real estate, net as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015
Land	$318,901	$140,734
Land improvements	9,536	8,384
Buildings and improvements	1,379,756	664,555
Tenant improvements	4,513	1,522
Construction in progress	20,653	9,119
Furniture and fixtures	31,589	27,325
Subtotal	1,764,948	851,639
Less: Accumulated depreciation	(46,214)	(19,386)
Operating real estate, net	$1,718,734	$832,253
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
The following table summarizes operating real estate acquisitions for the nine months ended September 30, 2016 (dollars in thousands):

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
For business combinations achieved in stages, the acquisition date fair value of the Company’s unconsolidated venture immediately before the acquisition date is determined through the Company’s underwriting process, which includes the use of estimated cash flows projections and available market data, such as relevant discount and capitalization rates. Refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details of the Company’s underwriting process. The acquisition date fair value of the equity interest in the Winterfell portfolio immediately before the acquisition date, as well as the gain on consolidation of unconsolidated venture, are as follows (dollars in thousands):

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
From the acquisition date of March 1, 2016 through September 30, 2016, the Company recorded aggregate revenue and net loss attributable to the Winterfell portfolio of $68.5 million and an immaterial amount, respectively, in its consolidated statements of operations. The net loss is primarily attributable to transaction costs and depreciation expense.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma total revenues	$70,522	$67,857	$205,988	$157,987
Pro forma net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(17,227)	(23,357)	(86,275)	(71,199)
Pro forma net income (loss) per share of common stock, basic/diluted	$(0.09)	$(0.17)	$(0.47)	$(0.59)

4.	Investments in Unconsolidated Ventures
The following is a description of the Company’s investments in unconsolidated ventures, all of which are accounted for under the equity method. The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures, refer to Summarized Financial Data below.
Eclipse Joint Venture
In May 2014, the Company, through a general partnership with NorthStar Realty (refer to Note 7), entered into a joint venture with an affiliate of Formation Capital, LLC (“Formation”) to acquire an interest in a $1.1 billion healthcare real estate portfolio comprised of over 8,500 units/beds across 44 ALFs and 36 SNFs, located primarily in Florida, Illinois, Oregon and Texas (“Eclipse”). The Company contributed $23.4 million for a 5.6% interest in the joint venture. As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s investment was $16.3 million and $17.4 million, respectively, both of which include $1.3 million of capitalized acquisition costs. For the three and nine months ended September 30, 2016, the Company recognized $0.1 million and $0.4 million in equity in earnings and received cash distributions of $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2015, the Company recognized $0.1 million and $0.5 million in equity in earnings and received cash distributions of $0.5 million and $1.7 million, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Envoy Joint Venture
In June 2014, the Company made a subordinate interest investment of $5.0 million which was exchanged for an 11.4% limited partner interest in a joint venture (“Envoy”), with affiliates of Formation and Safanad Management Limited in September 2014. The joint venture owns a $145.0 million portfolio, subject to certain earn-out provisions, of 14 SNFs comprised of 1,658 beds and located in Virginia, Maryland and Pennsylvania. As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s investment was $5.4 million and $5.7 million, respectively, both of which include $0.4 million of capitalized acquisition costs. For the three and nine months ended September 30, 2016, the Company recognized an immaterial amount in equity in losses and $0.3 million in equity in losses, respectively, and received no cash distributions in either period. For the three and nine months ended September 30, 2015, the Company recognized $0.2 million and $0.4 million in equity in earnings. The Company received no cash distributions and $0.3 million of cash distributions for the three and nine months ended September 30, 2015, respectively.
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
As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s investment was $160.7 million and $178.1 million, respectively, both of which include $13.4 million of capitalized acquisition costs. For the three and nine months ended September 30, 2016, the Company recognized $2.1 million and $8.3 million in equity in losses and received cash distributions of $3.8 million and $9.4 million, respectively. For the three and nine months ended September 30, 2015, the Company recognized $2.6 million and $8.3 million in equity in losses and received cash distributions of $2.1 million and $12.9 million, respectively.
In September 2016, the Griffin-American joint venture entered into a definitive agreement to sell a portfolio of medical office buildings within the Griffin-American portfolio for $837.9 million with $692.2 million of related mortgage financing expected to be paid off as part of the transaction. Upon closing, the Company expects to receive its proportionate share of net proceeds of approximately $19.4 million. The Company expects the transaction to close in the fourth quarter of 2016, subject to customary closing conditions. There is no guaranty that the transaction will close on the anticipated terms or at all.
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
As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s investment, excluding the originated $75.0 million mezzanine loan, was $35.8 million and $41.9 million, respectively, both of which include $7.6 million of capitalized acquisition costs. For the three and nine months ended September 30, 2016, the Company recognized $0.3 million of equity in earnings and $1.1 million in equity in losses and received cash distributions of $1.8 million and $5.0 million, respectively. For both the three and nine months ended September 30, 2015, the Company recognized $16.0 million in equity in losses and received no cash distributions.
Trilogy Joint Venture
In December 2015, the Company, together with Griffin-American Healthcare REIT III, Inc. (“GAHR3”), through a joint venture (“Trilogy”), acquired approximately 96.0% of the outstanding equity interests of Trilogy Investors, LLC (“Trilogy Investors”) for a total cost of $1.2 billion, while certain members of Trilogy Investors’ pre-closing management team retained approximately 4.0% of the outstanding equity interests. Trilogy Investors owns and/or leases 101 facilities, most of which are integrated senior healthcare campuses offering a range of care, including assisted living, memory care, independent living and skilled nursing services, located across Indiana, Ohio, Kentucky and Michigan, as well as an ancillary pharmacy business and an ancillary therapy business that provide services to the facilities and third parties. The Company contributed $201.7 million for a 29.0% interest in Trilogy. In

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

June 2016, in accordance with its obligation under the joint venture agreement, the Company funded an additional capital contribution of $18.8 million for a total contribution of $220.5 million. The additional funding related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s investment was $176.9 million and $195.7 million, including $9.2 million and $7.7 million of capitalized acquisition costs, respectively. For the three and nine months ended September 30, 2016, the Company recognized $13.9 million and $39.2 million in equity in losses respectively, and received no cash distributions in either period.
Winterfell Joint Venture
In March 2016, the Company acquired NorthStar Realty’s 60.0% interest in the Winterfell JV (Refer to Note 3. “Operating Real Estate” for further discussion). As of December 31, 2015, the carrying value of the Company’s investment was $95.7 million.
Summarized Financial Data
The combined balance sheets as of September 30, 2016 and December 31, 2015 and combined statements of operations for the three and nine months ended September 30, 2016 and 2015 for the Griffin-American and Trilogy unconsolidated ventures are as follows (dollars in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015		Three Months Ended September 30,		Nine Months Ended September 30,
				2016	2015	2016	2015
Assets
Total assets	$5,399,162	$5,436,757	Total revenues	$299,136	$98,295	$896,422	$294,499

Liabilities and equity			Net income (loss)	$(62,147)	$(15,745)	$(186,293)	$(56,767)
Total liabilities	$3,782,098	$3,646,896
Equity	1,617,064	1,789,861
Total liabilities and equity	$5,399,162	$5,436,757

5.	Real Estate Debt Investments
The following table presents debt investments as of September 30, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount	Carrying Value	Allocation by Investment Type(1)	Fixed Rate	Spread over LIBOR(2)	Total Unleveraged Current Yield
First mortgage loan(3)	1	$14,637	$14,637	7.6%	—%	8.3%	8.4%	100.0%
Mezzanine loans	3	178,287	177,838	92.4%	10.0%	10.2%	10.3%	57.9%
Total/Weighted Average	4	$192,924	$192,475	100.0%	10.0%	9.9%	10.2%	61.1%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum London Interbank Offered Rate (“LIBOR”) rate, as applicable.

(3)	Subject to a 0.3% minimum LIBOR rate (“LIBOR floor”).
The following table presents debt investments as of December 31, 2015 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount	Carrying Value	Allocation by Investment Type(1)	Fixed Rate	Spread over LIBOR(2)	Total Unleveraged Current Yield
First mortgage loan(3)	1	$14,637	$14,637	7.6%	—%	8.3%	8.4%	100.0%
Mezzanine loans	3	178,774	178,297	92.4%	10.0%	10.2%	10.3%	58.0%
Total/Weighted Average	4	$193,411	$192,934	100.0%	10.0%	9.9%	10.2%	61.2%
__________________________________________________________

(1)	Based on principal amount.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)	Includes a fixed minimum LIBOR rate, as applicable.

(3)	Subject to a 0.3% minimum LIBOR floor.
The following table presents maturities of debt investments based on principal amount as of September 30, 2016 (dollars in thousands):

	Current Maturity(1)	Maturity Including Extensions(2)
October 1 to December 31, 2016	$45,000	$45,000
Years Ending December 31:
2017	72,924	58,287
2018	—	—
2019	—	14,637
2020	—	—
Thereafter	75,000	75,000
Total	$192,924	$192,924
____________________________________________________________

(1)	In October 2016, the Company received $103.3 million related to the repayments of two real estate debt investments.

(2)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions set forth in the governing documents.
As of September 30, 2016, the weighted average maturity, including extensions, of debt investments was 3.4 years.
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
As of September 30, 2016, all debt investments were performing in accordance with the contractual terms of their governing documents, in all material respects, and were categorized as performing loans. For the nine months ended September 30, 2016, three debt investments each contributed more than 10.0% of interest income. As of September 30, 2016, one borrower, Sava Senior Care represented 53.5% of the aggregate principal amount of the Company’s debt investments.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Borrowings
The following table presents borrowings as of September 30, 2016 and December 31, 2015 (dollars in thousands):

				September 30, 2016 (Unaudited)		December 31, 2015
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$24,000	$23,483	$24,000	$23,348
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	21,500	21,296	21,500	21,255
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	20,000	19,818	20,000	19,783
Milford, OH	Non-recourse	Sep-26	LIBOR + 2.68%	18,760	18,123	10,500	10,282
Arbors Portfolio(4)
Various locations	Non-recourse	Feb-25	3.99%	93,750	91,922	93,750	91,712
Watermark Fountains Portfolio(5)
Various locations	Non-recourse	Jun-22	3.92%	410,000	405,326	410,000	404,605
Winterfell Portfolio(6)
Various locations	Non-recourse	Jun-25	4.17%	648,211	645,099	—	—
Total				$1,236,221	$1,225,067	$579,750	$570,985
_____________________________________________________

(1)	Floating rate borrowings are comprised of $60.3 million principal amount at one-month LIBOR and $24.0 million principal amount at three-month LIBOR.

(2)	The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net.

(3)
This mortgage note arrangement has a capacity of up to $30.0 million, subject to certain conditions, secured by four healthcare properties. As of September 30, 2016, the Company has funded approximately $7.0 million into a lender controlled reserve to comply with certain minimum financial coverage ratios, which will be released to the Company once certain conditions are satisfied.

(4)	Comprised of four mortgage notes payable with an aggregate amount of $93.8 million, secured by four healthcare real estate properties.

(5)	Comprised of $410.0 million principal amount of fixed rate borrowings, secured by 15 healthcare real estate properties.

(6)
Comprised of 32 individual mortgage notes payable that were assumed as part of the acquisition of the remaining 60.0% interest in the Winterfell portfolio on March 1, 2016. Refer to Note 3 for further discussion.

The following table presents scheduled principal on borrowings based on final maturity as of September 30, 2016 (dollars in thousands):

October 1 to December 31, 2016	$—
Years Ending December 31:
2017	3,254
2018	10,942
2019	44,347
2020	22,378
Thereafter	1,155,300
Total	$1,236,221
As of September 30, 2016, the Company was in compliance with all of its financial covenants.

7.	Related Party Arrangements
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three and nine months ended September 30, 2016 and 2015 and the amount due to related party as of September 30, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	2016	2015	September 30, 2016 (Unaudited)	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees-related party	$8,510	$6,211	$24,342	$12,570	$15	$22
Acquisition(1)	Real estate debt investments, net / investments in unconsolidated ventures / asset management and other fees-related party	1,547	8,606	13,795	30,808	—	378
Disposition(1)	Real estate debt investments, net	—	113	—	113	—	—
Reimbursements to Advisor
Operating costs(2)	General and administrative expenses	3,737	6,204	19,573	12,913	44	4
Offering	Cost of capital(3)	—	1,428	447	4,043	—	39
Selling commissions / Dealer manager fees	Cost of capital(3)	—	17,926	83	43,017	—	—
Total						$59	$443
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

(2)	As of September 30, 2016, the Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
In January 2015, the board of directors of the Company approved an amended and restated distribution support agreement (the “Distribution Support Agreement”) extending the term until February 6, 2017. Pursuant to the Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share during the Initial Offering and at $9.18 per share during the Follow-on Offering, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of September 30, 2016, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 588,116 shares of the Company’s common stock for $5.3 million. As the Follow-on Offering has now been completed, NorthStar Realty has no further obligation to purchase shares under the Distribution Support Agreement.

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
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of September 30, 2016, the Company’s independent directors were granted a total of 55,670 shares of restricted common stock for an aggregate $540,000, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $48,750 and $33,330 for the three months ended September 30, 2016 and 2015, respectively, and $117,249 and $81,463 for the nine months ended September 30, 2016 and 2015, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 24,079 and 21,950 as of September 30, 2016 and December 31, 2015, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for the Follow-on Offering on December 17, 2015 and all of the shares initially registered for the Follow-on Offering were issued on or before January 19, 2016. For the nine months ended September 30, 2016, the Company issued 0.1 million shares of common stock generating gross proceeds of $0.8 million. For the nine months ended September 30, 2015, the Company issued 43.9 million shares of common stock generating gross proceeds of $443.5 million. From inception through September 30, 2016, the Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion in the Primary Offering.
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
In April 2016, the DRP was amended and restated to provide that, effective on ten days’ notice, the price per share purchased pursuant to the DRP was $8.63, which is equal to the estimated value per share of the Company’s common stock as of December 31, 2015, until such time as the Company establishes a new estimated per share value, at which time the purchase price will adjust to 100% of such estimated value per share. The Company expects that the next estimated value per share will be based upon assets and liabilities as of June 30, 2016. Prior to this amendment, the purchase price per share pursuant to the Initial DRP and the Follow-on DRP was $9.50 and $9.69, respectively.
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the nine months ended September 30, 2016, the Company issued 5.6 million shares of common stock totaling $50.9 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2015, the Company issued 4.8 million shares of common stock totaling $46.4 million of gross offering proceeds pursuant to the DRP. From inception through September 30, 2016, the Company issued 11.7 million shares of common stock, generating gross offering proceeds of $110.0 million pursuant to the DRP.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents distributions declared for the nine months ended September 30, 2016 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
January	$4,538	$5,735	$10,273
February	4,258	5,375	9,633
March	4,612	5,717	10,329
April	4,466	5,562	10,028
May	4,619	5,762	10,381
June	4,495	5,591	10,086
July	4,683	5,776	10,459
August	4,703	5,764	10,467
September	4,588	5,580	10,168
Total	$40,962	$50,862	$91,824
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the nine months ended September 30, 2016, the Company repurchased 1.1 million shares of common stock for $9.9 million at an average price of $9.23 per share. For the year ended December 31, 2015, the Company repurchased 406,544 shares of common stock for $3.9 million at an average price of $9.66 per share pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of September 30, 2016, there were no unfulfilled repurchase requests.

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2016 and 2015 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests was net income of $0.1 million and a net loss of $0.1 million for the three and nine months ended September 30, 2016, respectively, and a net loss of $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)			December 31, 2015
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$192,924	$192,475	$191,577	$193,411	$192,934	$194,277
Financial liabilities:(1)
Mortgage notes payable, net	$1,236,221	$1,225,067	$1,206,875	$579,750	$570,985	$567,106
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
The Company primarily generates rental and resident fee income from real estate equity investments and interest income on the real estate debt investments. As of September 30, 2016, the Company did not own any real estate securities. For the nine months ended September 30, 2016, gross revenues from two of the Company’s operators, Watermark Retirement Communities and Holiday Retirement Communities were 50.0% and 37.0%, respectively, of total revenues. The following tables present segment reporting for the three and nine months ended September 30, 2016, and 2015 (dollars in thousands):

Statement of Operations:
Three Months Ended September 30, 2016	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$64,579	$—	$—	$64,579
Interest income	—	5,072	—	5,072
Other revenue	557	—	37	594
Property operating expenses	(35,489)	—	—	(35,489)
Interest expense	(13,424)	—	—	(13,424)
Transaction costs	(31)	—	—	(31)
Asset management and other fees - related party	—	—	(8,579)	(8,579)
General and administrative expenses	(208)	(25)	(3,747)	(3,980)
Depreciation and amortization	(10,678)	—	—	(10,678)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	5,306	5,047	(12,289)	(1,936)
Equity in earnings (losses) of unconsolidated ventures	(15,604)	—	—	(15,604)
Income tax benefit (expense)	36	—	—	36
Net income (loss)	$(10,262)	$5,047	$(12,289)	$(17,504)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:
Three Months Ended September 30, 2015	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$32,515	$—	$—	$32,515
Interest income	—	5,466	—	5,466
Other revenue	—	1,131	—	1,131
Property operating expenses	(16,378)	—	—	(16,378)
Interest expense	(6,125)	—	(252)	(6,377)
Transaction costs	(1,290)	—	—	(1,290)
Asset management and other fees - related party	—	—	(6,358)	(6,358)
General and administrative expenses	(40)	(24)	(6,203)	(6,267)
Depreciation and amortization	(10,332)	—	—	(10,332)
Realized gain (loss), net	158	—	(944)	(786)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(1,492)	6,573	(13,757)	(8,676)
Equity in earnings (losses) of unconsolidated ventures	(20,594)	—	—	(20,594)
Income tax benefit (expense)	4,125	—	—	4,125
Net income (loss)	$(17,961)	$6,573	$(13,757)	$(25,145)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

Statement of Operations:
Nine Months Ended September 30, 2016	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$170,886	$—	$—	$170,886
Interest income	—	15,112	—	15,112
Other revenue	1,026	—	37	1,063
Property operating expenses	(93,868)	—	—	(93,868)
Interest expense	(34,951)	—	—	(34,951)
Transaction costs	(1,563)	—	—	(1,563)
Asset management and other fees - related party	—	—	(36,659)	(36,659)
General and administrative expenses	(713)	(74)	(19,751)	(20,538)
Depreciation and amortization	(35,930)	—	—	(35,930)
Realized gain (loss) on investments and other	411	—	—	411
Gain (loss) on consolidation of unconsolidated venture	6,408	—	—	6,408
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	11,706	15,038	(56,373)	(29,629)
Equity in earnings (losses) of unconsolidated ventures	(47,073)	—	—	(47,073)
Income tax benefit (expense)	(7,088)	—	—	(7,088)
Net income (loss)	$(42,455)	$15,038	$(56,373)	$(83,790)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:
Nine Months Ended September 30, 2015	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$58,142	$—	$—	$58,142
Interest income	—	12,675	—	12,675
Other revenue	—	1,131	—	1,131
Property operating expenses	(27,864)	—	—	(27,864)
Interest expense	(10,802)	—	(653)	(11,455)
Transaction costs	(5,832)	—	—	(5,832)
Asset management and other fees - related party	—	—	(26,901)	(26,901)
General and administrative expenses	(90)	(63)	(13,215)	(13,368)
Depreciation and amortization	(16,714)	—	—	(16,714)
Realized gain (loss), net	158	—	(944)	(786)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(3,002)	13,743	(41,713)	(30,972)
Equity in earnings (losses) of unconsolidated ventures	(29,534)	—	—	(29,534)
Income tax benefit (expense)	4,678	—	—	4,678
Net income (loss)	$(27,858)	$13,743	$(41,713)	$(55,828)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment as of September 30, 2016 and December 31, 2015 (dollars in thousands):

Balance Sheets:	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
September 30, 2016 (Unaudited):
Total Assets	$2,219,905	$193,920	$124,043	$2,537,868
December 31, 2015:
Total Assets	$1,460,392	$194,451	$347,385	$2,002,228
_________________________________________________

(1)	Primarily includes unrestricted cash balances.

13.	Subsequent Events
Distribution Reinvestment Plan
For the period from October 1, 2016 through November 4, 2016, the Company issued 1.3 million shares pursuant to the DRP, representing gross proceeds of $11.3 million.
Distributions
On November 9, 2016, the board of directors of the Company approved a daily cash distribution of $0.001849315 per share of common stock for each of the three months ended March 31, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2016 through November 4, 2016, the Company repurchased 0.7 million shares for a total of $6.2 million or a weighted average price of $9.01 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
New Investments
In October 2016, the Company purchased Class B certificates in a Federal Home Loan Mortgage Corporation (“Freddie Mac”) securitization with a face value of $57.5 million at a discount of $26.9 million, with a projected unlevered yield to maturity of 13.1% and weighted average expected maturity of 9.8 years.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Repayments
In October 2016, the Company received $103.3 million from a borrower, Sava Senior Care, related to the repayments of two real estate debt investments.

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
Our equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, where applicable through the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, structures that permit us, through taxable REIT subsidiaries, or TRS, to have direct exposure to resident fee income and incur related operating expenses. Our debt investments consist of first mortgage loans and mezzanine loans. As of September 30, 2016, we did not own any securities investments.
We are externally managed and have no employees. Prior to June 30, 2014, we were managed by an affiliate of NorthStar Realty Finance Corp. (NYSE: NRF), or NorthStar Realty. Effective June 30, 2014, NorthStar Realty spun-off its asset management business into a separate publicly traded company, NorthStar Asset Management Group Inc. (NYSE: NSAM), or our Sponsor. Our Sponsor and its affiliates provide asset management and other services to us, NorthStar Realty, NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies and any other companies our Sponsor and its affiliates may manage in the future, or collectively the NSAM Managed Companies, both in the United States and internationally. As of September 30, 2016, NSAM had an aggregate of $39.3 billion of assets under management, adjusted for commitments to acquire or sell certain investments by NSAM and the NSAM Managed Companies. Concurrent with the spin-off, affiliates of our Sponsor entered into a new advisory agreement with us and each of the other NSAM Managed Companies. Pursuant to our advisory agreement, NSAM J-NSHC Ltd, an affiliate of our Sponsor, or our Advisor, agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no impact on our operations.
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
Our Initial Primary Offering and our Follow-on Primary Offering are collectively referred to as our Primary Offering and our distribution reinvestment plan, including but not limited to our Initial DRP and Follow-on DRP, are collectively referred to as our DRP. Additionally, our Primary Offering and our Initial DRP and our Follow-on DRP are collectively referred to as our Offering.
NorthStar Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of our Sponsor upon completion of the spin-off, served as the dealer manager for our Primary Offering.
From inception through November 4, 2016, we raised total gross proceeds of $1.9 billion, including $121.3 million in DRP proceeds.
Our Investments
New Investment Activity

•
In October 2016, we entered into purchase and sale agreements, subject to customary due diligence periods with refundable deposits, to purchase five ALFs in Washington and Oregon for approximately $98.0 million; and

•
In October 2016, we purchased Class B certificates in a Federal Home Loan Mortgage Corporation, or Freddie Mac securitization with a face value of $57.5 million at a discount of $26.9 million, with a projected unlevered yield to maturity of 13.1% and weighted average expected maturity of 9.8 years.

The following table presents our investments as of September 30, 2016, adjusted for acquisitions, commitments to sell certain investments and repayment of certain debt investments, through November 4, 2016 (dollars in thousands):

Investment Type:	Count	Amount(1)(2)	% of Total	Capacity		Primary Locations

Real estate equity(3)	Properties
MOB(4)	110	$185,449	5.7%	3.8 million	square feet	IN, TX, GA, IL, AL
Net lease
Senior housing facilities(5)	109	570,490	17.4%	6,096	units	NY, CA, FL, UK, WA
SNF	244	454,703	13.9%	26,438	beds	PA, MI, KY, IN, WI
Hospital	14	40,772	1.2%	817	beds	CA, TX, MO, UT, GA
Operating
Senior housing facilities(5)	100	1,508,376	46.0%	11,809	units	CA, TX, WA, NY, MO
SNF	67	356,879	10.9%	6,674	beds	IN, OH, MI, KY, MA
Ancillary(6)	NA	14,731	0.4%	N/A		IN, OH, MI, KY
Total real estate equity	644	3,131,400	95.5%

Real estate debt	Loans
First mortgage loan	1	14,637	0.4%
Mezzanine loans	1	75,000	2.3%
Total real estate debt	2	89,637	2.7%

Real estate securities
F-Mac securitization(7)	1	57,514	1.8%
Total real estate securities	1	57,514	1.8%

Total investments	647	$3,278,551	100.0%
____________________________________

(1)
Based on cost for real estate equity investments, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. For real estate debt and securities, based on principal amount.

(2)	Includes our proportionate interest in real estate held through joint ventures of $1.3 billion.

(3)	Classification of investment type based on predominant services provided, but may include other services.

(4)
In September 2016, the Griffin-American joint venture entered into a definitive agreement to sell a portfolio of medical office buildings within the Griffin-American portfolio for $837.9 million with $692.2 million of related mortgage financing expected to be paid off as part of the transaction. Upon closing, we expect to receive our proportionate share of net proceeds of approximately $19.4 million. We expect the transaction to close in the fourth quarter of 2016, subject to customary closing conditions. There is no guaranty that the transaction will close on the anticipated terms or at all.

(5)	Includes ALF, MCF, ILF and CCRC.

(6)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options in connection with the Trilogy investment.

(7)	Represents the purchase of Class B certificates in a Freddie Mac securitization in October 2016. Refer to Note 13 “Subsequent Events” for further discussion.
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
Our Portfolio
As of September 30, 2016, $3.1 billion, or 95.5% of our investments were invested in healthcare real estate equity, adjusted for acquisitions, commitments to sell certain investments and repayment of certain debt investments through November 4, 2016. The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.

The following table presents a summary of our real estate equity investments as of September 30, 2016, adjusted for commitments to sell certain investments through November 4, 2016 (dollars in thousands):

			Properties(1)
Portfolio	Investment Structure	Amount(2)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments(3)
Watermark Aqua	Operating Facilities	$109,724	5	—	—	—	5	West/Southwest/Midwest	97.0%
Peregrine	Net Lease	36,498	4	—	—	—	4	Northeast/Southeast	100.0%
Kansas City	Net Lease	15,000	2	—	—	—	2	Midwest	100.0%
Arbors	Net Lease	126,823	4	—	—	—	4	Northeast	100.0%
Watermark Fountains(4)	Net Lease/Operating Facilities	657,336	16	—	—	—	16	Various	Various
Winterfell (5)	Operating Facilities	904,985	32	—	—	—	32	Various	100.0%
Total Direct Investments		1,850,366	63	—	—	—	63
Joint Venture Investments(6)
Eclipse	Net Lease/Operating Facilities	59,816	44	—	36	—	80	Various	5.6%
Envoy	Net Lease	16,472	—	—	14	—	14	Mid - Atlantic/Northeast	11.4%
Griffin-American(7)	Net Lease/Operating Facilities	475,630	90	110	45	14	259	Various	14.3%
Espresso	Net Lease	326,475	6	—	152	—	158	Various	36.7%
Trilogy(8)	Operating Facilities	402,641	6	—	64	—	70	Various	29.0%
Total Joint Venture Investments		1,281,034	146	110	311	14	581
Total		$3,131,400	209	110	311	14	644
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(3)
The net lease properties are leased to five operators, which collectively have a seven year weighted average remaining lease term. The weighted average resident occupancy of our direct investments was 88.7%.

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

(7)
In September 2016, the Griffin-American joint venture entered into a definitive agreement to sell a portfolio of medical office buildings within the Griffin-American portfolio for $837.9 million with $692.2 million of related mortgage financing expected to be paid off as part of the transaction. Upon closing, we expect to receive our proportionate share of net proceeds of approximately $19.4 million. We expect the transaction to close in the fourth quarter of 2016, subject to customary closing conditions. There is no guaranty that the transaction will close on the anticipated terms or at all.

(8)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options, which are not subject to property count.
As of September 30, 2016, our unconsolidated joint venture investments totaling $1.3 billion, comprised 40.9% of our total real estate equity investments portfolio and represented an 18.2% indirect exposure to over $7.0 billion in real estate equity investment alongside our joint venture partners. As of September 30, 2016, adjusted for a commitment to sell certain investments, our unconsolidated joint venture investments included the following:
•Eclipse Joint Venture, a 5.6% interest in a $1.1 billion portfolio.
•Envoy Joint Venture, a 11.4% interest in a $144.5 million portfolio.
•Griffin-American Joint Venture, a 14.3% interest in a $3.3 billion portfolio.
•Espresso Joint Venture, a 36.7% interest in a $1.1 billion portfolio.
•Trilogy Joint Venture, a 29.0% interest in a $1.4 billion portfolio.
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
Our Portfolio
As of September 30, 2016, adjusted for acquisitions, commitments to sell certain investments and repayment of certain debt investments through November 4, 2016, $89.6 million, or 2.7% of our investments, was invested in real estate debt secured by healthcare facilities, consisting of two loans with an average investment size of $44.8 million. The weighted average extended maturity of our real estate debt portfolio is 4.0 years.
The following table presents a summary of our debt investments as of September 30, 2016, adjusted for repayments through November 4, 2016 (dollars in thousands):

						Weighted Average		Floating Rate as % of Principal Amount
Investment Type:	Count	Principal Amount	Carrying Value	Allocation by Investment Type(1)	Fixed Rate	Spread over LIBOR(2)	Total Unleveraged Current Yield
First mortgage loan(3)	1	$14,637	$14,637	16.3%	—%	8.3%	8.4%	100.0%
Mezzanine loan	1	75,000	74,537	83.7%	10.0%	—%	10.3%	—%
Total/Weighted average	2	$89,637	$89,174	100.0%	10.0%	8.3%	10.0%	16.3%
___________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum London Interbank Offered Rate (“LIBOR”) rate, or LIBOR floor, as applicable.

(3)	Subject to a 0.3% minimum LIBOR rate.

The following presents our real estate debt portfolio diversity across investment type, property type and geographic location based on principal amount:

Real Estate Debt by Investment Type

Real Estate Debt by Property Type (1)	Real Estate Debt by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.
Healthcare-Related Securities
Our healthcare-related securities investment strategy may include investing primarily in CMBS or REMIC trusts, and may include other healthcare-related securities, backed primarily by loans secured by a variety of healthcare properties. We expect that this asset class will be less than 10% of our total portfolio. As of September 30, 2016, we did not own any securities investments. Subsequent to September 30, 2016, we purchased Class B certificates in a Freddie Mac securitization with a face value of $57.5 million at a discount of $26.9 million, with a projected unlevered yield to maturity of 13.1% and weighted average expected maturity of 9.8 years. As a result of this purchase, $57.5 million, or 1.8% of our investments, are now invested in healthcare-related securities.
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

Outlook and Recent Trends
The U.S. economy demonstrated improvement in 2015, which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. The U.S. economy has continued to show strength throughout 2016 with approximately 5% unemployment and positive trends in the housing market. Despite this, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, oil price instability, slow gross domestic product and global growth, the U.S. Presidential election and increasing international market volatility. Many other global central banks have been easing monetary policy to combat low inflation and stagnant growth and the Federal Reserve is signaling that it may further adjust the Federal Funds Rate in 2016, especially in light of certain global events described below.
In June 2016, a non-binding referendum was passed in the United Kingdom supporting the exit from the European Union which in turn resulted in considerable instability to global markets and currencies, especially European markets, the U.K.’s economy and the British Pound Sterling, which has continued to devalue. In addition, dramatic political change in the United Kingdom has resulted including the election of a new Prime Minister in July 2016. Much uncertainty remains as to the process for a potential March 2017 start to “Brexit” and the long-term impacts to the global, European and British economies. Sovereign banks have been actively easing monetary policy resulting in sustained low-to-negative interest rate environments, while several key global economies including England, Germany and Japan, have recently reached positive interest rate territory in the benchmark 10-year paper. The Bank of England and other central banks remain poised for further monetary and financial policy action should the U.K.’s economy enter a downturn or as a tool to encourage positive economic growth. Despite the unexpected result of the referendum, markets have generally continued to function properly and in some cases recovered from the initial shock (e.g., U.S. equity markets). The potential for ongoing volatility and uncertainty resulting from “Brexit” and other geopolitical or financial unrest may have a significant impact on the overall global economic environment.
Commercial real estate fundamentals remain relatively healthy across U.S. property types. Investor demand in 2015 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors. Private capital investment remained aggressive throughout 2015 and, although public markets slowed at the beginning of 2016, continued to remain aggressive throughout 2016, leading to continued appreciation in real estate values. However, property price appreciation has slowed and there is speculation that certain markets may be entering the late stage of the current real estate cycle and, in some markets, rent growth and capitalization rate compression has started to slow. One of the factors that may contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced.
Approximately $1.4 trillion of commercial real estate debt in the United States is scheduled to mature through 2018. While there appears to be a supply of available liquidity to satisfy many of these maturities, 2016 private-label CMBS year-to-date is 43% compared to the same period in 2015 and industry experts estimate a projected total origination volume of approximately $65 billion for 2016 versus volume of $95 billion in 2015. Despite non-traditional lenders significantly increasing loan origination volumes, this trend is potentially one symptom that could point to broader difficulties in the ability of the market to refinance the large amount of maturing real estate debt and may lead to a negative impact on the overall real estate market.
Non-traded REIT capital raising was down year over year by 20% in 2014 (with approximately $16 billion in equity raised) and 36% in 2015. Despite this declining industry trend, our sponsor continued to gain market share with our non-traded REITs during this time, having a 7% market share in 2014 increasing to 13% in 2015 despite the overall decline in this market. In April 2016, the retail industry experienced the implementation of FINRA 15-02 related to disclosure on broker-dealer account statements and the final ruling of the U.S. Department of Labor’s “fiduciary” standard for retirement accounts. Although the final fiduciary rule was more favorable to both sponsors and broker-dealers in the retail industry than initial proposals, the impact of both of these events has been a sharp decline in capital raising in the retail market as evidenced by the overall non-traded REIT capital raising being down 55% year-to-date through September 2016 compared to the same period in 2015. Our Sponsor has seen sales and its market share decline in 2016 as a result. However, we anticipate the overall market and opportunity for retail products to improve as it adapts to these changes.
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
Our skilled nursing facility operators and some of our assisted living tenants may receive a portion of their revenues from governmental payors, primarily Medicare and Medicaid. Changes in reimbursement rates and limits on the scope of services reimbursed to skilled nursing facilities could have a material impact on the operators’ liquidity and financial condition. On July 29, 2016, the Centers for Medicare and Medicaid Services, or CMS, issued its final rule for fiscal year 2017 stating, effective October 1, 2016, a net increase of 2.4% to Medicare reimbursement rates for skilled nursing facilities. Further rules and regulatory changes, if implemented, that are being proposed by the federal government to improve quality of care and control healthcare spending may affect reimbursement and increase operating costs to our operators and tenants as they will be required to participate in order to continue to access Medicare and Medicaid funding. The government has also proposed further reimbursement changes via managed care and pooled funding in order to attempt to control cost and share reimbursement risk with healthcare providers. However, these healthcare reform initiatives and the healthcare regulatory framework in general may be impacted by the results of the recent U.S. presidential election.  We continue to monitor federal and state reimbursement programs and assess any impact that changes in the political environment may have on reimbursement levels or the timing of payments and the ability of our tenants/operators to meet their payment obligations.
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
Despite the barriers and constraints to investing in the senior housing sector, demographic and other market dynamics continue to attract new investors to the sector. The compelling supply and demand fundamentals that are driven by the increasing need for healthcare services by an aging population and the ongoing consolidation of the fragmented nature of senior housing real estate ownership have created attractive investment opportunities for investors and thus, merger and acquisition activity within the sector continues to be strong.
Our Strategy
Our primary business objectives are to make investments in our targeted assets that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. We will seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We will continue to identify strategic development opportunities for our existing and future investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide an optimal mix of services and enhance the overall value of our assets. We believe that our Advisor and its affiliates have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market-leading real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. In addition, we believe that such platform, and our Advisor’s and its affiliates’ capabilities, will be strengthened and enhanced as a result of the pending mergers of our Sponsor, Colony and NorthStar Realty as discussed above. We believe that our targeted investment types are complementary to each other due to overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We believe that mid-acuity senior housing facilities provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities benefit from positive demographic and economic trends and generally provide the broadest level of services to residents in a more cost-effective setting resulting in a longer length of stay for residents and less turnover in tenancy than in some other healthcare settings.

We began raising capital in 2013 and completed our Initial Offering on February 2, 2015 and our Follow-on Offering on January 19, 2016. We raised total gross proceeds of $1.9 billion including $121.3 million in DRP proceeds from inception through November 4, 2016. Since the successful completion of our Offering, we have only been raising new equity through our DRP.
The following table presents our investment activity in 2016 and from inception through November 4, 2016, adjusted for acquisition of an investment (dollars in thousands):

	Nine Months Ended	From Inception through
	September 30, 2016	November 4, 2016
Real estate equity	Amount(1)(2)	Amount(1)(3)
Real estate equity	$624,388	$3,261,188
Real estate debt	—	220,887
Healthcare-related securities	57,514	57,514
Total	$681,902	$3,539,589
__________________________________

(1)
Includes initial purchase price, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation. For Healthcare-related securities, represents the principal amount of the security.

(2)	Represents the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio and acquisition of additional senior housing and skilled nursing facilities in the Trilogy portfolio.

(3)	Includes our proportionate interest in real estate held through joint ventures of $1.4 billion as of September 30, 2016.
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
Our financing strategy for our real estate equity investments is typically to seek long-term, non-recourse mortgage loans. For our debt and securities investments, we may seek to obtain match-funded borrowings at rates that provide a positive net spread, generally using credit facilities and securitization financing transactions. Our borrowing levels and terms vary depending upon the nature of the assets and the related financing.
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
Portfolio Management
Our Advisor and its affiliates, directly or together with third party sub-advisors, maintain a comprehensive portfolio management process that generally includes oversight by the asset management team, regular management meetings and an exhaustive quarterly credit and operating results review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide, sub-portfolio or by asset type basis. Nevertheless, we cannot be certain that our Advisor’s review, or any third parties acting on our or our Advisor’s behalf, will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from issues that are not identified during these credit reviews.
Our Advisor has delegated certain asset management functions in connection with our portfolio to American Healthcare Investors, LLC, or AHI. As of September 30, 2016, AHI provides these asset management services in connection with our Griffin-American and Winterfell portfolios and we expect AHI to provide these asset management services for the balance of our portfolio (other than joint ventures with Formation Capital LLC, or Formation) once we are substantially invested. In addition, Formation provides similar asset management services to us in connection with the Eclipse, Espresso and Envoy joint ventures. Our Advisor, under the direction of its investment committee, supervises AHI and Formation and retains ultimate oversight and responsibility for the management of our portfolio.

Our Advisor, together with AHI or Formation (referred to herein as our Advisor’s asset management team), uses many methods to actively manage our asset base to enhance or preserve our income, value and capital. Our Advisor’s asset management team seeks to identify strategic development opportunities for our existing and future investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide optimal mix of services and enhance the overall value of our assets. To manage risk, frequent review and dialogue with operators/managers/borrowers and regular inspections of our owned properties and collateral occur. In addition, our Advisor’s asset management team considers the impact of regulatory changes on the performance of our portfolio. During the quarterly credit and operating results review, or more frequently as necessary, investments are put on highly-monitored status, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Each situation depends on many factors, including the number of properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and the financial condition of our operators/managers/borrowers. Our Advisor’s asset management team is an experienced asset management team that monitors these factors on our behalf.
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including healthcare sector conditions, together with asset and market specific circumstances among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, we establish, on a current basis, allowance for future operator/tenant credit losses on unbilled rents receivable based upon an evaluation of the collectability of such amounts.
One of our operators, which accounts for 1.1% of the total revenue attributable to our direct investments, failed to timely pay its full rental obligations. As a result, we were required to fund additional reserves under the mortgage note payable relating to the portfolio. We have entered into a new lease and related documents with a new operator in connection with the transition of operations. Two of the four properties within the portfolio have transitioned operations to the new operator during the third quarter of 2016, with the remaining properties currently expected to transition operations in 2017.
As of September 30, 2016, except as discussed above, our direct investments were performing in accordance with the contractual terms of their governing documents in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record impairment, as appropriate, if required.
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

Real Estate Securities
We classify our securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of September 30, 2016, we do not own any securities investments.
Revenue Recognition
Operating Real Estate
Rental income includes rental and escalation income from operating real estate and is derived from leasing of space to various types of tenants and healthcare operators. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the consolidated balance sheets. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
We also generate operating income from operating healthcare properties. Revenue related to operating healthcare properties includes resident room and care charges and other resident service charges. Rent is charged and revenue is recognized when such services are provided, generally defined per their resident agreement as the date upon which a resident occupies a room or uses the services and is recorded in resident fee income in the consolidated statements of operations.
In a situation in which a net lease(s) associated with a significant tenant have been, or are expected to be, terminated early, we evaluate the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, we may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within rental and other income for above- and below-market lease intangibles and depreciation and amortization for the remaining lease related asset groups in the consolidated statements of operations.
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
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income. As of September 30, 2016, we do not own any securities investments.
Credit Losses and Impairment on Investments
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations. As of September 30, 2016, we did not have any impaired operating real estate.

An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts. We had an immaterial amount of allowance for doubtful accounts as of September 30, 2016.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. As of September 30, 2016, we did not have any impaired real estate debt investments.
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
Securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in our consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. Real estate securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2016, we did not own any real estate securities.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We concluded that this guidance will not have any impact on our consolidated financial position, results of operations or financial statement disclosures.
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
In September 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows as they may have aspects of more than one class of cash flows. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our statement of cash flows.

Results of Operations
Comparison of the Three Months Ended September 30, 2016 to September 30, 2015 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Resident fee income	$26,436	$23,111	$3,325	14.4%
Rental income	38,143	9,404	28,739	305.6%
Interest income	5,072	5,466	(394)	(7.2)%
Other revenue	594	1,131	(537)	(47.5)%
Total revenues	70,245	39,112	31,133	79.6%

Expenses
Property operating expenses	35,489	16,378	19,111	116.7%
Interest expense	13,424	6,377	7,047	110.5%
Transaction costs	31	1,290	(1,259)	(97.6)%
Asset management and other fees-related party	8,579	6,358	2,221	34.9%
General and administrative expenses	3,980	6,267	(2,287)	(36.5)%
Depreciation and amortization	10,678	10,332	346	3.3%
Total expenses	72,181	47,002	25,179	53.6%
Other income (loss)
Realized gain (loss) on investments and other	—	(786)	786	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(1,936)	(8,676)	6,740	(77.7)%
Equity in earnings (losses) of unconsolidated ventures	(15,604)	(20,594)	4,990	(24.2)%
Income tax benefit (expense)	36	4,125	(4,089)	(99.1)%
Net income (loss)	$(17,504)	$(25,145)	$7,641	(30.4)%
Revenues
Resident Fee Income
Resident fee income increased $3.3 million, primarily as a result of an increase in rents payable under a new sub lease agreement affecting certain properties in the Fountains portfolio, as well as an increase in rates and occupancy.
Rental Income
Rental income increased $28.7 million, primarily as a result of the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016, which is now 100% owned and consolidated.
Interest Income
Interest income decreased $0.4 million, primarily as a result of debt investment repayments in August 2015.
Other Revenue
Other revenue for the three months ended September 30, 2016 consists of community fees and other miscellaneous fees earned from our investments. Other revenue decrease of $0.5 million was caused by a one-time commitment fee earned for a real estate debt investment during the three months ended September 30, 2015.
Expenses
Property Operating Expenses
Property operating expenses increased $19.1 million, primarily as a result of the acquisition of the remaining 60% equity interest in the Winterfell portfolio in March 2016.

Interest Expense
Interest expense increased $7.0 million, primarily as a result of the mortgage notes payable assumed in connection with the acquisition of the Winterfell portfolio in March 2016.
Transaction Costs
Transaction costs for the three months ended September 30, 2015 were the result of due diligence costs associated with a real estate equity portfolio acquisition that was not ultimately closed.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increased $2.2 million, primarily as a result of the acquisition of the Trilogy portfolio in December 2015 as well as the acquisition of the remaining 60% equity interest in the Winterfell portfolio in March 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses decreased $2.3 million, primarily as a result of lower reimbursable operating expenses incurred by our Sponsor.
Depreciation and Amortization
Depreciation and amortization expense increased $0.3 million, primarily as a result of the acquisition of the remaining 60% equity interest in the Winterfell portfolio in March 2016.
Other Income (Loss)
Realized Gain (Loss) on Investments and Other
Realized loss on investments and other of $0.8 million for the three months ended September 30, 2015 was a result of a loss on the termination of our credit facility, partially offset by a gain on the sale of one Remainder Interest in the Watermark Fountains portfolio.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures decreased $5.0 million as a result of non-recurring transaction costs related to an investment during the three months ended September 30, 2015, versus no investment acquisition activity during the three months ended September 30, 2016. Excluding depreciation and amortization of $11.6 million for all unconsolidated ventures, equity in earnings of unconsolidated ventures increased $6.7 million primarily as a result of additional operating income from the Trilogy joint venture acquired subsequent to September 30, 2015.
Income Tax Benefit (Expense)
The income tax benefit for the three months ended September 30, 2016 was less than $0.1 million related to our RIDEA properties, which operate through TRS. The income tax net benefit for the three months ended September 30, 2015 was $4.1 million related to our RIDEA properties, which operate through TRS.

Comparison of the Nine Months Ended September 30, 2016 to September 30, 2015 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Resident fee income	$76,721	$39,091	$37,630	96.3%
Rental income	94,165	19,051	75,114	394.3%
Interest income	15,112	12,675	2,437	19.2%
Other revenue	1,063	1,131	(68)	(47.5)%
Total revenues	187,061	71,948	115,113	160.0%

Expenses
Property operating expenses	93,868	27,864	66,004	236.9%
Interest expense	34,951	11,455	23,496	205.1%
Transaction costs	1,563	5,832	(4,269)	(73.2)%
Asset management and other fees-related party	36,659	26,901	9,758	36.3%
General and administrative expenses	20,538	13,368	7,170	53.6%
Depreciation and amortization	35,930	16,714	19,216	115.0%
Total expenses	223,509	102,134	121,375	118.8%
Other income (loss)
Realized gain (loss) on investments and other	411	(786)	1,197	(152.3)%
Gain (loss) on consolidation of unconsolidated venture	6,408	—	6,408	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(29,629)	(30,972)	1,343	(4.3)%
Equity in earnings (losses) of unconsolidated ventures	(47,073)	(29,534)	(17,539)	59.4%
Income tax benefit (expense)	(7,088)	4,678	(11,766)	(251.5)%
Net income (loss)	$(83,790)	$(55,828)	$(27,962)	50.1%
Revenues
Resident Fee Income
Resident fee income increased $37.6 million, primarily as a result of new investments in RIDEA properties and an increase in occupancy for the nine months ended September 30, 2016 as compared to the same period in 2015.
Rental Income
Rental income increased $75.1 million, primarily as a result of the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016, which is now 100% owned and consolidated, as well as the net lease properties included in the acquisition of the Fountains portfolio in June 2015.
Interest Income
Interest income increased $2.4 million, primarily as a result of the origination of one new debt investment in July 2015, partially offset by the repayment of two debt investments in 2015.
Other Revenue
Other revenue for the nine months ended September 30, 2016 consists of community fees and other miscellaneous fees earned from our investments. The decrease of $0.1 million was caused by a one-time commitment fee earned for a real estate debt investment during the nine months ended September 30, 2015, partially offset by community fees earned in the Winterfell portfolio during the nine months ended September 30, 2016.

Expenses
Property Operating Expenses
Property operating expenses increased $66.0 million, primarily as a result of new investments in RIDEA properties in June 2015 and the acquisition of the remaining 60% equity interest in the Winterfell portfolio in March 2016.
Interest Expense
Interest expense increased $23.5 million, primarily as a result of the new mortgage notes payable entered into in connection with the acquisition of the Watermark Fountains portfolio in June 2015 and the mortgage notes payable assumed in connection with the acquisition of the Winterfell portfolio in March 2016.
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the nine months ended September 30, 2016 are primarily a result of the acquisition of the remaining 60% equity interest in the Winterfell portfolio in March 2016 and professional fees incurred to finalize certain purchase price allocations related to 2015 investment activities. Transaction costs for the nine months ended September 30, 2015 are a result of costs associated with the acquisition of the Watermark Fountains portfolio in June 2015.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increased $9.8 million, due to an increase in our invested assets subsequent to September 30, 2015, offset by a decrease in acquisition fees related to a lower level of acquisition activity during the nine months ended September 30, 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increased $7.2 million, primarily as a result of increased operating costs of a larger investment portfolio subsequent to September 30, 2015.
Depreciation and Amortization
Depreciation and amortization expense increased $19.2 million, primarily as a result of the acquisition of the Watermark Fountains portfolio in June 2015 and the remaining 60% equity interest in the Winterfell portfolio in March 2016.
Other Income (Loss)
Realized Gain (Loss) on Investments and Other
Realized gain on investments and other of $0.4 million for the nine months ended September 30, 2016 resulted from the sale of one Remainder Interest in the Watermark Fountains portfolio. Realized loss on investments and other of $0.8 million for the nine months ended September 30, 2015 resulted from a loss on the termination of our credit facility, partially offset by a gain on the sale of one Remainder Interest in the Watermark Fountains portfolio.
Gain (loss) on consolidation of unconsolidated venture
The gain of $6.4 million was attributable to an adjustment to the carrying value of our equity investment in the Winterfell portfolio as a result of the acquisition of the remaining equity interest in the portfolio in March 2016.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures increased $17.5 million primarily as a result of depreciation and amortization expense from underlying real estate portfolios acquired via two separate joint ventures during the second half of 2015. Excluding depreciation and amortization of $41.9 million for all unconsolidated ventures, equity in earnings of unconsolidated ventures increased $24.2 million primarily as a result of operating income from investments in the Espresso and Trilogy joint ventures during the second half of 2015 and non-recurring transaction costs incurred in 2015 related to the acquisition of (i) a 40% interest in the Winterfell portfolio, (ii) the Espresso joint venture, and (iii) the Trilogy joint venture.

Income Tax Benefit (Expense)
The income tax expense for the nine months ended September 30, 2016 was $7.1 million related to our RIDEA properties, which operate through TRS. In the first quarter of 2016, we recorded a $7.0 million valuation allowance as we determined we will be unable to utilize a $7.0 million deferred tax asset. As of September 30, 2016, there are no changes in the facts and circumstances to indicate that we should release the valuation allowance. The income tax net benefit for the nine months ended September 30, 2015 was $4.7 million related to our RIDEA properties, which operate through TRS.
Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. We obtained the capital required to acquire and manage our healthcare real estate portfolio and conduct our operations from the proceeds of our Offering. We do not currently intend to conduct any future offerings, other than through our DRP. We may access additional capital from secured or unsecured financings from banks and other lenders, net proceeds from asset repayments and sales and from any undistributed funds from our operations. As of November 4, 2016, we had $185.3 million of investable cash.
Offering
From inception through November 4, 2016, we have raised total gross proceeds of $1.9 billion, including $121.3 million in DRP proceeds.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments, is 75% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of September 30, 2016, our leverage was 49.8%. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2016	2015	Change
Operating activities	$(1,481)	$(11,524)	$10,043
Investing activities	(167,274)	(872,156)	704,882
Financing activities	(43,945)	873,424	(917,369)
Net increase (decrease) in cash	$(212,700)	$(10,256)	$(202,444)

Nine Months Ended September 30, 2016 Compared to September 30, 2015
Operating Activities
Net cash used in operating activities was $1.5 million for the nine months ended September 30, 2016 compared to net cash used in operating activities of $11.5 million for the nine months ended September 30, 2015. The increase of $10.0 million in net cash provided by operating activities was primarily related to new investments, offset by an increase in fees paid to our Advisor for the management of our investments, and other general and administrative expenses.
Investing Activities
Net cash used in investing activities was $167.3 million for the nine months ended September 30, 2016 compared to $872.2 million for the nine months ended September 30, 2015. The decrease of $704.9 million was primarily related to lower real estate equity investment activity for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Financing Activities
Net cash used in financing activities was $43.9 million for the nine months ended September 30, 2016 compared to net cash provided by financing activities of $873.4 million for the nine months ended September 30, 2015. In 2016, we incurred lower borrowings due to less investment activity and received fewer proceeds from the issuance of common stock since our Offering ended in January 2016. Net cash used in financing activities for the nine months ended September 30, 2016 was primarily related to distributions paid on and redemption of our common stock, offset by issuance of common stock under our DRP.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three and nine months ended September 30, 2016 and 2015, and the amount due to related party as of September 30, 2016 and December 31, 2015 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,		Due to Related Party as of
Type of Fee or Reimbursement	Financial Statement Location	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Fees to Advisor
Asset management	Asset management and other fees-related party	$8,510	$6,211	$24,342	$12,570	$15	$22
Acquisition(1)	Real estate debt investments, net / investments in unconsolidated ventures / asset management and other fees-related party	1,547	8,606	13,795	30,808	—	378
Disposition(1)	Real estate debt investments, net	—	113	—	113	—	—
Reimbursements to Advisor
Operating costs(2)	General and administrative expenses	3,737	6,204	19,573	12,913	44	4
Offering	Cost of capital(3)	—	1,428	447	4,043	—	39
Selling commissions / Dealer manager fees	Cost of capital(3)	—	17,926	83	43,017	—	—
Total						$59	$443
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

(2)	As of September 30, 2016, our Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to us.

(3)	Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
In January 2015, our board of directors approved an amended and restated distribution support agreement, or our Distribution Support Agreement, extending the term until February 6, 2017. Pursuant to our Distribution Support Agreement, NorthStar Realty committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share during our Initial Offering and at $9.18 per share during our Follow-on Offering, if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of September 30, 2016, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 588,116 shares of our common stock for $5.3 million. As our Follow-on Offering has now been completed, NorthStar Realty has no further obligation to purchase shares under the Distribution Support Agreement.
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
In September 2016, the Griffin-American joint venture entered into a definitive agreement to sell a portfolio of medical office buildings within the Griffin-American portfolio for $837.9 million with $692.2 million of related mortgage financing expected to be paid off as part of the transaction. Upon closing, we expect to receive our proportionate share of net proceeds of approximately $19.4 million. We expect the transaction to close in the fourth quarter of 2016, subject to customary closing conditions. There is no guaranty that the transaction will close on the anticipated terms or at all.
In December 2015, we, through a joint venture with Griffin-American Healthcare REIT III, Inc., or GAHR3, a REIT sponsored and advised by AHI, acquired a 29% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for our interest. The purchase was approved by our board of directors, including all of our independent directors. In June 2016, in accordance with its obligation under the joint venture agreement, we funded an additional capital contribution of $18.8 million for a total contribution of $220.5 million. The additional funding related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
In March 2016, we acquired NorthStar Realty’s 60.0% interest in a joint venture, or the Winterfell JV, which owns 32 private pay independent living facilities, or the Winterfell portfolio, for a purchase price of $534.5 million, excluding escrows and subject to customary proration and adjustments. The transaction was approved by our board of directors, including all of our independent directors, and validated by an independent third-party appraisal for the Winterfell portfolio. We originally acquired a 40.0% equity interest in the Winterfell JV in May 2015. We accordingly now own 100.0% of the equity in the Winterfell portfolio as of March 2016 and consolidate the portfolio. Prior to March 2016, we accounted for our equity investment in the Winterfell JV as an unconsolidated venture under the equity method. For the three months ended March 31, 2016, we recognized $1.4 million in equity in earnings and received $0.6 million cash distributions.
Origination of Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, the Espresso joint venture, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.
Recent Developments
Distribution Reinvestment Plan
For the period from October 1, 2016 through November 4, 2016, we issued 1.3 million shares pursuant to the DRP, representing gross proceeds of $11.3 million.
Distributions
On November 9, 2016, our board of directors approved a daily cash distribution of $0.001849315 per share of common stock for each of the three months ended March 31, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From October 1, 2016 through November 4, 2016, we repurchased 0.7 million shares for a total of $6.2 million or a weighted average price of $9.01 per share under a share repurchase program, or our Share Repurchase Program, that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
New Investments
In October 2016, we purchased Class B certificates in a Freddie Mac securitization with a face value of $57.5 million at a discount of $26.9 million, with a projected unlevered yield to maturity of 13.1% and weighted average expected maturity of 9.8 years.

Repayments
In October 2016, we received $103.3 million from a borrower, Sava Senior Care, related to the repayments of two real estate debt investments.
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
Acquisition fees and expenses paid to our Advisor and third parties in connection with the acquisition of equity investments are generally considered expenses and are included in the determination of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore, if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operating earnings, cash flow or net proceeds from the sale of investments or properties. All paid and accrued acquisition fees and expenses will have negative effects on future distributions to stockholders and cash flow generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
The origination and acquisition of debt investments and the corresponding acquisition fees paid to our Advisor (and any offsetting origination fees received from our borrowers) associated with such activity is a key operating feature of our business plan that results in generating income and cash flow in order to make distributions to our stockholders. Therefore, the exclusion for acquisition fees may be of limited value in calculating operating performance because acquisition fees affect our overall long-

term operating performance and may be recurring in nature as part of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense) over our life.
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
We typically purchase CMBS at a premium or discount to par value, and in accordance with U.S. GAAP, record the amortization of premium/accretion of the discount to interest income (which we refer to as the CMBS effective yield). We believe that reporting the CMBS effective yield in MFFO provides better insight to the expected contractual cash flows and is more consistent with our review of operating performance.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(17,568)	$(25,041)	$(83,735)	$(55,571)
Adjustments:
Depreciation and amortization	10,678	10,332	35,930	16,714
Depreciation and amortization related to unconsolidated ventures	23,657	12,026	68,131	26,160
Depreciation and amortization related to non-controlling interests	(85)	(228)	(477)	(340)
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$16,682	$(2,911)	$19,849	$(13,037)
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$16,682	$(2,911)	$19,849	$(13,037)
Adjustments:
Acquisition fees and transaction costs	102	1,437	13,881	20,143
Straight-line rental (income) loss	(852)	(1,042)	(1,538)	(2,488)
Amortization of premiums, discounts and fees on investments and borrowings, net	687	510	1,601	1,258
Deferred tax (benefit) expense	—	(5,357)	7,026	(6,140)
Adjustments related to unconsolidated ventures(1)	3,058	17,896	12,221	24,211
Adjustments related to non-controlling interests	(16)	(6)	(21)	(134)
Realized (gain) loss on investments and other	—	786	(411)	786
(Gain) loss on consolidation of unconsolidated venture	—	—	(6,408)	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$19,661	$11,313	$46,200	$24,599
___________________________________

(1)
Primarily represents our proportionate share of transaction costs and amortization of above/below market debt adjustments and deferred financing costs incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. Based on our estimated net asset value per share of $8.63 as of December 31, 2015, our annualized distribution amount represents an effective current yield of 7.8%. From the date of our first investment on April 5, 2013 through September 30, 2016, we paid an annualized distribution amount of $0.675 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the nine months ended September 30, 2016 and year ended December 31, 2015 (dollars in thousands):

	Nine Months Ended September 30, 2016		Year Ended December 31, 2015
Distributions(1)
Cash	$40,962		$38,972
DRP	50,862		49,299
Total	$91,824		$88,271

Sources of Distributions(1)
FFO(2)	$19,849	22%	$—	—%

Offering proceeds - Distribution support	—	—%	2,614	3%
Offering proceeds - Other	71,975	78%	85,657	97%
Total	$91,824	100%	$88,271	100%

Cash Flow Provided by (Used in) Operations	$(1,481)		$(8,563)
_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through September 30, 2016, we declared $208.0 million in distributions. Cumulative FFO for the period from April 5, 2013 through September 30, 2016 was $(3.0) million.

Distributions in excess of our cash flow provided by operations were paid using Offering proceeds, including from the purchase of additional shares by NorthStar Realty. In the future, we expect that our distributions will be paid entirely from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. Future distributions declared and paid may exceed cash flow provided by operations. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments, as well as changes in net interest income of our real estate debt investments. As of September 30, 2016, 6.8% of our total borrowings were floating rate liabilities and 61.1% of our real estate debt investments were floating rate investments. Of the floating rate liabilities, 100% related to our directly owned operating real estate equity investment mortgage notes payable.
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
Our debt investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Currently, some of our floating-rate debt investments have a fixed minimum LIBOR floor. We will not benefit from an increase in LIBOR until it is in excess of the LIBOR floors. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments and expenses from our borrowings. As of September 30, 2016, a hypothetical 100 basis point increase in interest rates (including the effect of the interest rate floor) would increase interest income by $1.2 million and interest expense by $0.8 million, respectively, for a net income increase of approximately $0.3 million annually.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of September 30, 2016, we had one fixed-rate debt investment with a carrying value of $74.5 million.
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
Credit Risk
We are subject to the credit risk of the operators or managers of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator or manager’s business as well as an assessment of the strategic importance of the underlying real estate to the operator or manager’s core business operations. Where appropriate, we may seek to augment the operator or manager’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases, management agreements or joint venture arrangements. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. The extent of pending or future healthcare regulation may have a material impact on the valuation and financial performance of this portion of our portfolio. For the nine months ended September 30, 2016, gross revenues from two of our operators, Watermark Retirement Communities and Holiday Retirement Communities, represented 50.0% and 37.0%, respectively, of our total revenues attributable to direct investments.
Credit risk in our debt investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2016, three debt investments each contributed more than 10.0% of interest income. As of September 30, 2016, one borrower, Sava Senior Care represented 53.5% of the aggregate principal amount of our debt investments. Subsequent to September 30, 2016, the Sava Senior Care debt investments were repaid for a total of $103.3 million.

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
We acquired the remaining 60% interest in the Winterfell portfolio on March 1, 2016. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. We are in the process of evaluating the existing controls and procedures of the Winterfell portfolio and, accordingly, we have not assessed the Winterfell portfolio’s internal control over financial reporting as of September 30, 2016.

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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the nine months ended September 30, 2016, we declared distributions of $91.8 million compared to cash used in operating activities of $1.5 million and $91.8 million, or 100.0%, of the distributions declared during this period were paid using proceeds from our Offering. For the year ended December 31, 2015, we declared distributions of $88.3 million compared to cash used in operations of $8.6 million and $88.3 million, or 100.0%, of the distributions declared during this period were paid using proceeds from our Offering. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
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
As of September 30, 2016, we issued the following shares of common stock and raised the following gross proceeds (dollars and shares in thousands):

	Shares	Proceeds
Primary Offering	173,438	$1,742,290
DRP	11,749	109,964
Total	185,187	$1,852,254
For the period from the commencement of our Follow-on Offering through September 30, 2016, we issued 69.1 million shares of common stock generating total gross proceeds of $700.0 million pursuant to our Follow-on Offering, including 4.2 million shares of common stock and $40.5 million of gross proceeds pursuant to our Follow-on DRP.
From the commencement of our Offering through September 30, 2016, we incurred $117.5 million in selling commissions, $52.1 million in dealer manager fees and $11.5 million in other offering costs in connection with the issuance and distribution of our registered securities and $138.8 million of these costs have been reallowed to third parties.
From the commencement of our Offering through September 30, 2016, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.6 billion. From the commencement of our Offering through September 30,

2016, we used proceeds of $1.1 billion to purchase real estate equity investments, $219.4 million to acquire and originate real estate debt investments and $74.8 million to pay our Advisor acquisition fees.
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
For the nine months ended September 30, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1 to July 31	—	—	—	(1)
August 1 to August 31	524,952	$8.94	524,952	(1)
September 1 to September 30	—	—	—	(1)
Total	524,952	$8.94	524,952
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

As of September 30, 2016, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended September 30, 2016, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.

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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Equity for the nine months ended September 30, 2016 (unaudited) and the year ended December 31, 2015; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	November 9, 2016	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer