Form 10-K
period 2016-12-31
NorthStar Healthcare Income, Inc.
filed 2017-03-30
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 185,933,753 shares outstanding as of March 24, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement related to the registrant’s 2017 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

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

•
the impact of our sponsor’s recently completed merger with NorthStar Realty Finance Corp. and Colony Capital, Inc., and whether any of the anticipated benefits to our advisor's and its affiliates’ platform will be realized in full or at all;

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

•	changes in the value of our portfolio;

•	the impact of fluctuations in interest rates;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	investments in asset classes and structures with which we have less familiarity;

•	illiquidity of properties or debt investments in our portfolio;

•	our ability to finance our assets on terms that are acceptable to us, if at all;

•	environmental compliance costs and liabilities;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including the “Risk Factors” in this Annual Report on Form 10-K within Item 1A. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

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
We are externally managed and have no employees. Prior to January 11, 2017, we were managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM. Effective January 10, 2017, NSAM completed its previously announced mergers with Colony Capital, Inc., or Colony, NorthStar Realty Finance Corp., or NorthStar Realty, and Colony NorthStar, Inc., or Colony NorthStar, a wholly-owned subsidiary of NSAM, which we refer to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as our Sponsor. As a result of the mergers, our Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS.” CNI NSHC Advisors, LLC, as successor to NSAM J-NSHC Ltd, or our Advisor, is now a subsidiary of Colony NorthStar. Our Advisor manages our day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on our operations.
Our Sponsor and its affiliates also provide asset management and other services to NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies, private funds and any other companies our Sponsor and its affiliates may manage in the future, or collectively the Managed Companies, both in the United States and internationally. As of February 28, 2017, our Sponsor had an aggregate of $56.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by our Sponsor and the Managed Companies.
Previously, we were managed by an affiliate of NorthStar Realty until June 30, 2014, when it spun-off its asset management business into NSAM. Concurrent with the spin-off, our Advisor agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no material impact on our operations.
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
We believe that our targeted investment types are complementary to each other due to overlapping sources of investment opportunities, common reliance on real estate and healthcare industry fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital either directly or through third parties.
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
NorthStar Securities, LLC, or our Dealer Manager, formerly a subsidiary of NorthStar Realty that became a subsidiary of NSAM upon completion of the spin-off, served as the dealer manager for our Primary Offering.
From inception through March 22, 2017, we raised total gross proceeds of $1.9 billion, including $143.6 million in DRP proceeds.
Our Investments
The following table presents our investments as of December 31, 2016, adjusted for acquisitions and dispositions through March 24, 2017 (dollars in thousands):

Investment Type:	Count	Amount(1)(2)	% of Total	Capacity		Primary Locations

Real estate equity(3)	Properties
MOB(4)	112	$193,398	5.7%	3.9 million	square feet	IL, GA, OH, TX, IN
Net lease
Senior housing facilities(5)	109	572,389	16.7%	6,096	units	NY, CA, FL, UK, WA
SNF	244	454,703	13.3%	26,438	beds	PA, MI, KY, IN, WI
Hospital	14	40,772	1.2%	817	beds	CA, TX, MO, UT, GA
Operating
Senior housing facilities(5)	105	1,627,354	47.6%	12,385	units	CA, WA, TX, NY, IL
SNF	73	392,311	11.5%	7,298	beds	IN, OH, MI, KY, MA
Ancillary(6)	NA	243	0.1%	N/A		OH
Total real estate equity	657	3,281,170	96.1%

Real estate debt	Loan
Mezzanine loan	1	75,000	2.2%
Total real estate debt	1	75,000	2.2%

Healthcare-related securities
Freddie Mac securitization(7)	1	57,514	1.7%
Total healthcare-related securities	1	57,514	1.7%

Total investments	659	$3,413,684	100.0%
____________________________________

(1)
Based on cost for real estate equity investments, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. For real estate debt and securities, based on principal amount.

(2)	Includes our proportionate interest in the underlying real estate held through unconsolidated joint ventures of $1.3 billion.

(3)	Classification of investment type based on predominant services provided, but may include other services.

(4)
The Griffin-American joint venture sold 35 MOBs in December 2016 and one MOB in January 2017, within the Griffin-American portfolio for an aggregate $782.5 million. Our proportionate share of net proceeds generated from the sale after repayment of debt totaled $13.5 million, of which $0.5 million was received related to the sale in January 2017. Our proportionate share of realized gains recognized from this sale in 2016 was $1.7 million.

(5)	Includes ALF, MCF, ILF and CCRC.

(6)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options in connection with the Trilogy investment.

(7)
Represents the par value of Class B certificates in a Freddie Mac securitization purchased in October 2016. Refer to Note 6. “Healthcare-Related Securities” of Part II, Item 8. “Financial Statements and Supplementary Data” for further discussion.

For financial information regarding our reportable segments, refer to Note 13. “Segment Reporting” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
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
The following section describes the major asset classes in which we invest and actively manage to maximize value and to protect capital.

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
We believe that mid-acuity senior housing facilities may provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities benefit from positive demographic and economic trends and generally provide a broad level of services to residents in a cost-effective setting resulting in a longer length of stay for residents and less turnover in tenancy than in some other healthcare settings.
Our Portfolio
As of December 31, 2016, $3.3 billion, or 96.1%, of our investments were invested in healthcare real estate equity, adjusted for acquisitions and dispositions through March 24, 2017. The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.

The following table presents a summary of our real estate equity investments as of December 31, 2016, adjusted for acquisitions and dispositions through March 24, 2017 (dollars in thousands):

			Properties(1)
Portfolio	Investment Structure	Amount(2)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments(3)
Watermark Aqua	Operating Facilities	$110,666	4	—	—	—	4	West/Southwest/Midwest	97.0%
Peregrine	Net Lease	36,498	4	—	—	—	4	Northeast/Southeast	100.0%
Kansas City	Net Lease	15,000	2	—	—	—	2	Midwest	100.0%
Arbors	Net Lease	126,823	4	—	—	—	4	Northeast	100.0%
Watermark Fountains(4)	Net Lease/Operating Facilities	659,233	16	—	—	—	16	Various	Various
Winterfell (5)	Operating Facilities	904,985	32	—	—	—	32	Various	100.0%
Bonaventure(6)	Operating Facilities	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage(7)	Operating Facilities	18,600	1	—	—	—	1	West	100.0%
Total Direct Investments		1,971,243	68	—	—	—	68
Joint Venture Investments(8)
Eclipse	Net Lease/Operating Facilities	59,816	44	—	36	—	80	Various	5.6%
Envoy	Net Lease	16,472	—	—	14	—	14	Mid - Atlantic/Northeast	11.4%
Griffin-American(9)	Net Lease/Operating Facilities	483,579	90	112	45	14	261	Various	14.3%
Espresso	Net Lease	326,475	6	—	152	—	158	Various	36.7%
Trilogy(10)	Operating Facilities	423,585	6	—	70	—	76	Various	29.0%
Total Joint Venture Investments		1,309,927	146	112	317	14	589
Total		$3,281,170	214	112	317	14	657
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(3)
The net lease properties are leased to five operators, which collectively have a seven year weighted average remaining lease term. The weighted average resident occupancy of our direct investments was 87.8%.

(4)
Watermark Fountains portfolio consists of six wholly-owned properties of $282.9 million and ten properties of $376.3 million in which we own a 97.0% interest. One of these properties consists of 17 condominium units in which we hold future interests, or the Remainder Interests.

(5)
Winterfell portfolio ownership increased to 100% and became a consolidated real estate equity investment on March 1, 2016. Refer to Note 3. “Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data”.

(6)
Represents our acquisition of a portfolio of senior housing facilities for a purchase price of $98.9 million, plus $0.5 million of additional costs, which closed in February 2017. Refer to “Recent Developments” for further discussion.

(7)	Represents the acquisition of a MCF for $18.6 million, which closed in March 2017. Refer to “Recent Developments” for further discussion.

(8)	Represents our proportionate interest in real estate assets held through unconsolidated joint ventures.

(9)
The Griffin-American joint venture sold 35 MOBs in December 2016 and one MOB in January 2017, within the Griffin-American portfolio for an aggregate $782.5 million. Our proportionate share of net proceeds generated from the sale after repayment of debt totaled $13.5 million of which $0.5 million was received related to the sale in January 2017. Our proportionate share of realized gains recognized from this sale in 2016 was $1.7 million.

(10)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options, which are not subject to property count.
As of December 31, 2016, our unconsolidated joint venture investments, totaling $1.3 billion, comprised 39.9% of our total real estate equity investments portfolio and represented an 18.3% indirect exposure to over $7.2 billion in real estate equity investment alongside our joint venture partners. As of December 31, 2016, our unconsolidated joint venture investments included the following:
•Eclipse Joint Venture, a 5.6% interest in a $1.1 billion portfolio.
•Envoy Joint Venture, a 11.4% interest in a $144.5 million portfolio.
•Griffin-American Joint Venture, a 14.3% interest in a $3.4 billion portfolio.
•Espresso Joint Venture, a 36.7% interest in a $1.1 billion portfolio.
•Trilogy Joint Venture, a 29.0% interest in a $1.5 billion portfolio.

Real Estate Debt
Overview
Our real estate debt investment strategy is focused on originating, acquiring and asset managing debt, secured by the same property types that we target for our real estate equity investments, including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.
We emphasize direct origination of our debt investments as this allows us a greater degree of control over underwriting and structure and provides us the opportunity to syndicate some or all of the loans (including senior or subordinate interests), if desired. Further, direct origination of debt investments provides for a closer relationship with our borrowers and operators.
Our Portfolio
As of December 31, 2016, $75.0 million, or 2.2%, of our investments were invested in real estate debt secured by healthcare facilities, consisting of one loan with an investment size of $75.0 million. The extended maturity of our real estate debt investment is 4.1 years.
The following table presents a summary of our debt investment as of December 31, 2016 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value	Fixed Rate	Total Unleveraged Current Yield
Mezzanine loan(1)	1	$75,000	$74,558	10.0%	10.3%
___________________________________________________

(1)	Property types securing the mezzanine loan predominately include SNFs, which are located primarily in the Midwest, Northeast and Southeast regions of the United States.
Healthcare-Related Securities
Our healthcare-related securities investment strategy includes investing primarily in CMBS or securitization trusts, and may include other healthcare-related securities, backed by loans secured by a variety of healthcare properties. We expect that this asset class will be less than 10% of our total portfolio. As of December 31, 2016, $57.5 million, or 1.7%, of our investments were invested in healthcare-related securities consisting of the Class B certificates in a Federal Home Loan Mortgage Corporation, or Freddie Mac, securitization trust. The Class B certificates were purchased at a 47.0% discount, or $27.0 million, producing a bond equivalent yield of 13.1%, and are collateralized by $57.5 million of loans with a weighted average maturity of 9.8 years. We also have an equity interest in properties underlying certain of the loans in the securitization trust through our interest in the Eclipse portfolio.
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
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75% of our assets (excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third-parties), other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. We also seek assignable financing when available. Once we have fully invested the proceeds of our Offering, we expect that our financing may approximate 50% of the cost of our investments, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third-parties.

Portfolio Management
Our Advisor and its affiliates, directly or together with third party sub-advisors, maintain a comprehensive portfolio management process that generally includes oversight by an asset management team, regular management meetings and an exhaustive quarterly credit and operating results review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide, sub-portfolio or by asset type basis. Nevertheless, we cannot be certain that our Advisor’s review, or any third parties acting on our or our Advisor’s behalf, will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from issues that are not identified during these portfolio reviews or the asset and portfolio management process.
Our Advisor has delegated certain asset management functions in connection with our portfolio to American Healthcare Investors, LLC, or AHI. As of December 31, 2016, AHI provides these asset management services in connection with our Griffin-American and Winterfell portfolios. In addition, Formation provides similar asset management services to us in connection with the Eclipse, Espresso and Envoy joint ventures. Our Advisor, under the direction of its investment committee, supervises AHI and Formation and retains ultimate oversight and responsibility for the management of our portfolio.
Our Advisor, together with AHI or Formation (referred to herein as our Advisor’s asset management team), uses many methods to actively manage our asset base to enhance or preserve our income, value and capital and mitigate risk. Our Advisor’s asset management team seeks to identify strategic development opportunities for our existing and future investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide optimal mix of services and enhance the overall value of our assets. To manage risk, our Advisor’s asset management team engages in frequent review and dialogue with operators/managers/borrowers/third party advisors and periodic inspections of our owned properties and collateral. In addition, our Advisor’s asset management team considers the impact of regulatory changes on the performance of our portfolio. During the quarterly credit and operating results review, or more frequently as necessary, investments are put on highly-monitored status, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Each situation depends on many factors, including the number of properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and the financial condition of our operators/managers/borrowers. Our Advisor’s asset management team is an experienced asset management team that monitors these factors on our behalf.
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
Operators of two of our portfolios, which collectively account for 1.4% of total revenue attributable to our direct investments, have failed to timely pay their full rental obligations.  For one portfolio, we have entered into a new lease and related documents with a new operator and transitioned two of the four properties to the new operator in the third quarter of 2016, with the remaining two properties expected to be transitioned in 2017.  We were also obligated to fund additional reserves under the mortgage note payable relating to this portfolio, which we expect to be released upon stabilization of the portfolio post-transition.  For the other portfolio, we are currently evaluating the transition of the portfolio to a new operator.
As of December 31, 2016, except as discussed above, our direct investments were performing in accordance with the contractual terms of their governing documents in all material respects. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record impairment, as appropriate, if required.
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
On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a provision referred to as the Protecting Americans from Tax Hikes Act of 2015, or the PATH Act. On June 7, 2016, the Internal Revenue Service, or the IRS, issued temporary Treasury Regulations under the PATH Act, finalized in part in Treasury Regulations issued on January 17, 2017. The PATH Act and the accompanying Treasury Regulations change certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders described under the heading “U.S. Federal Income Tax Considerations” in our Prospectus included in our Registration Statement on Form S‑3 filed December 7, 2015. These changes are briefly summarized as follows:

•	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

•	For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to us as a “publicly offered REIT,” as defined in new Internal Revenue Code Section 562(c)(2).

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

•
For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% asset test. Similarly, a debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

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

•
A number of changes applicable to REITs are made to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, rules for taxing non-U.S. persons on gains from sales of U.S. real property interests (“USRPIs”):

•
For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends is increased from not more than 5% to not more than 10%.

•	Effective December 18, 2015, new rules simplified the determination of whether we are a “domestically controlled qualified investment entity.”

•
For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Internal Revenue Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in new Internal Revenue Code Section 897(k)(3).

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
We own and manage healthcare properties. As such, we or our tenants, operators or managers, as the case may be, are subject to numerous international, federal, state and local healthcare laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing laws.  Refer to “Healthcare Regulation” below.
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
For additional information regarding regulations applicable to us, refer to Item 1A. “Risk Factors.”
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
Healthcare Regulation
Overview
Assisted living, independent living, memory care, hospitals, skilled nursing facilities and other healthcare providers that operate healthcare properties in our portfolio are subject to extensive federal, state and local laws, regulations and industry standards governing their operations. Failure to comply with any of these, and other, laws could result in loss of licensure; loss of certification or accreditation; denial of reimbursement; imposition of civil and/or criminal penalties and sanctions; suspension or exclusion from federal and state healthcare programs; or closure of the facility. Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud and abuse and privacy and security, among others. We also expect that efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurers, to impose greater and more stringent cost controls upon operators will intensify and continue. Changes in laws, regulations, reimbursement, and enforcement activity, including those resulting from the new presidential administration, can all have a significant effect on the operations and financial condition of our tenants, managers and operators, which in turn may adversely impact us, as set forth below and under Item 1A. “Risk Factors” in this report.
Fraud and Abuse Enforcement
Healthcare providers are subject to federal and state laws and regulations that govern their operations and arrangements with referral sources. These laws include those that require providers to furnish only medically necessary services and submit to third-

party payors valid and accurate statements for each service, Medicare and Medicaid laws and regulations, privacy and security laws, kickback laws, self-referral laws and false claims acts, the latter of which has resulted in increased enforcement activity and can involve significant monetary damages and awards to private plaintiffs who successfully bring “whistleblower” lawsuits. Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs, or closure of the facility; any of which could have a material adverse effect on the operations and financial condition of our tenants, operators and managers, which, in turn may adversely impact us.
Healthcare Reform
The Patient Protection and Affordable Care Act of 2010 (ACA) impacted the healthcare marketplace by decreasing the number of uninsured individuals in the US through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to continuing and increasing legislative scrutiny, including current efforts by Congress and the new presidential administration to repeal and replace the ACA in total or in part. If the ACA is repealed or substantially modified, or if implementation of certain aspects of the ACA are suspended, such action could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
Reimbursement Generally
Federal, state and private payor reimbursement methodologies applied to healthcare providers continue to evolve.  Federal and state healthcare financing authorities are implementing new or modified reimbursement methodologies that may negatively impact healthcare property operations. Additionally, Congress and the new presidential administration could substantially change the health insurance industry and payment systems. The impact of any such changes, if implemented, may result in a material adverse effect on our tenants, managers and operators, which in turn may adversely impact us.
Skilled nursing facilities and hospitals typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers and self-pay patients. Senior housing facilities (assisted living, independent living and memory care facilities) typically receive most of their revenues from private pay sources and a small portion of their revenue from the Medicaid program. Providers that contract with government and private payors may be subject to periodic pre- and post-payment reviews and other audits. Payors are increasing their scrutiny of payments for items and services, and are increasingly decreasing or denying payments to providers. A review or audit of a property operator’s claims could result in recoupments, denials or delay of payments in the future, each of which could have a significant negative consequence. Additionally, there can be no guarantee that third-party payor will continue to reimburse for services at current levels or continue to be available to residents of our facilities. Rates generated at facilities will vary by payor mix, market conditions and resident acuity. Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs.
Medicare Reimbursement.
Medicare is a significant payor source for our skilled nursing facilities and hospitals. Skilled nursing facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System, while hospitals are reimbursed by Medicare under prospective payment systems that vary based upon the type of hospital, geographic location and service furnished. Under these payment systems, providers typically receive fixed fees for defined services, which creates a risk that payments will not cover the costs of delivering care. In addition, the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program, continues to focus on linking payment to performance relative to quality and other metrics and bundling payments for multiple items and services in a way that shifts more financial risk to providers. These changes could reduce payments and patient volumes for some facilities. The new presidential administration is expected to maintain this focus, but also could propose additional changes to the amount and manner in which healthcare providers are paid, and these changes also could have a material adverse effect on payments and patient volumes for some facilities. Lastly, Congress is contemplating substantial reforms to the Medicare program which, if enacted, could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
Medicaid Reimbursement.
Medicaid is also a significant payor source for our skilled nursing facilities and hospitals. The federal and state governments share responsibility for financing Medicaid. Within certain federal guidelines, states have a fairly wide range of discretion to determine Medicaid eligibility and reimbursement methodology. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits and some states have elected not to expand their Medicaid eligibility criteria pursuant to the ACA. Congress and the new presidential administration have expressed interest in repealing the ACA and substantially reforming the Medicaid program. In so doing, Congress may repeal the provisions of the ACA that encouraged states to expand Medicaid eligibility to more adults, including additional federal matching funds that enabled states to do so, which could result in states that expanded Medicaid under the ACA reducing or eliminating eligibility for certain individuals and/or offsetting the cost by further reducing payments to providers of services. Congress is also considering enacting substantial reforms to Medicaid to grant states more autonomy and discretion to design Medicaid programs. These changes, if enacted, could also reduce or eliminate eligibility for certain individuals and/or allow states to further reduce payments to providers of services. In some states, our tenants and operators could experience delayed or reduced payment for services furnished to Medicaid enrollees, which in turn may adversely impact us.
Licensure, CON, Certification and Accreditation
Hospitals, skilled nursing facilities, senior housing facilities and other healthcare providers that operate healthcare properties in our portfolio may be subject to extensive state licensing and certificate of need (CON) laws and regulations, which may restrict the ability of our tenants and operators to add new properties, expand an existing facility’s size or services, or transfer responsibility for operating a particular facility to a new tenant or operator. The failure of our tenants and operators to maintain or comply with any required license, CON or other certification, accreditation or regulatory approval (which could be required as a condition of third-party payor reimbursement) could result in loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs, or closure of the facility; any of which could have a material adverse effect on the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
Health Information Privacy and Security
Healthcare providers, including those in our portfolio, are subject to numerous state and federal laws that protect the privacy and security of patient health information. The federal government, in particular, has significantly increased its enforcement of these laws. The failure of our tenants, operators and managers to maintain compliance with privacy and security laws could result in the imposition of penalties and fines, which in turn may adversely impact us.
Competition
We compete, primarily on the basis of price, available capital, knowledge of the industry and flexibility of financing structure, with real estate partnerships, other REITs, independent owners and operators and other investors (including, but not limited to, banks, private equity and insurance companies) in the acquisition and financing of healthcare-related real estate assets. Among the factors adversely affecting our ability to compete are the following:

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
Employees
As of December 31, 2016, we had no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
Risks Related to Our Business
Adverse changes in general economic conditions could adversely impact our business, financial condition and results of operations.
Our success is dependent upon general economic conditions in the United States and in the international geographic areas where our investments are located. Adverse changes in economic conditions in the United States or these countries or regions would likely have a negative impact on real estate values and, accordingly, our financial performance, the market prices of our securities, and our ability to pay dividends.
Our business is also closely tied to general economic conditions in the real estate industry. As a result, our economic performance, the value of our real estate and real estate related investments, and our ability to implement our business strategies may be significantly and adversely affected by changes in economic conditions in the United States and in the international geographic areas where a substantial number of our investments are located. The condition of the real estate markets in which we operate is cyclical and depends on the condition of the economy in the United States, Europe, China and elsewhere as a whole and to the perceptions of investors of the overall economic outlook. Rising interest rates, declining employment levels, declining demand for real estate, declining real estate values or periods of general economic slowdown or recession, increasing political instability or uncertainty, or the perception that any of these events may occur have negatively impacted the real estate market in the past and may in the future negatively impact our operating performance. In addition, the economic condition of each local market where we operate may depend on one or more key industries within that market, which, in turn, makes our business sensitive to the performance of those industries.
We have only a limited ability to change our portfolio promptly in response to economic or other conditions. Certain significant expenditures, such as debt service costs, real estate taxes, and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations.
Challenging economic and financial market conditions could significantly reduce the value of our investments.
Challenging economic and financial market conditions may cause us to experience an increase in the number of commercial real estate investments that result in losses, including tenant/operator defaults and delinquencies, a decrease in revenues and the value of our properties, all of which could adversely affect our results of operations. We may incur substantial losses and need to establish significant provision for losses or impairment.
These conditions may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders. Among other potential consequences, an economic slowdown may materially adversely affect:

•
our ability to borrow on terms and conditions that we find acceptable, or at all, which could reduce our ability to pursue acquisition and origination opportunities and refinance existing borrowings, reduce our returns from our acquisition and origination activities and increase our future interest expense;

•	lower occupancy rates and lower lease rates or residents fees across our properties;

•
the financial condition of our tenants/operators/managers, which may result in defaults under leases or management agreements, which in turn can lead to defaults under our borrowings and a lack of liquidity; and

•	the value of our healthcare real estate and our ability to dispose of these assets at attractive prices or to obtain financing collateralized by these assets.
Risks Related to Our Investments
All of our investments are concentrated in healthcare properties.
Our investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval and other factors;

•	competition from comparable properties;

•	the ability and willingness of tenants/operators/managers to maintain the financial strength and liquidity to satisfy their obligations to us and to third parties;

•	reliance on tenants/operators/managers to operate their business in a sufficient manner and in compliance with their contractual arrangements with us;

•	ability and cost to replace a tenant/operator/manager upon default;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	adverse changes in state and local laws, including zoning laws; and

•	other factors which are beyond our control.
However, in addition, as a result of our concentration of healthcare real estate investments, our exposure to the risks inherent in investments in the healthcare sector is increased, making us more vulnerable to a downturn or slowdown in the healthcare sector. We cannot be certain that our tenants, operators and managers will achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. We also cannot assure you that future changes in government regulation will not adversely affect the healthcare industry. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our tenants, operators and managers could have a more pronounced effect on us than if our investments were more diversified.
We do not control the operations of our healthcare properties and we are dependent on the tenants/operators/managers of our healthcare properties.
Our senior housing properties are typically operated by healthcare operators pursuant to net leases or by an independent third party manager pursuant to management agreements. As a result, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our healthcare properties. In addition, certain of our tenants/operators/managers may operate or manage facilities for our competitors, which may cause conflicts of interests that result in actions or inaction that is detrimental to us. While we have various rights as the property owner under our leases or management agreements and monitor the tenants/operators/managers’ performance, we have limited recourse under our leases or management agreements if we believe that the tenants/operators/managers are not performing adequately. Failure by tenants/operators/managers to adequately manage the risks associated with operations of healthcare properties could adversely affect our results of operations. Furthermore, if our tenants/operators/managers experience any significant financial, legal, accounting or regulatory difficulties, such difficulties could indirectly have a material adverse effect on us.
We are directly exposed to operational risks at certain of our healthcare properties, which could adversely affect our revenue and operations.
As of December 31, 2016, we operated 46 properties pursuant to management agreements, excluding our unconsolidated ventures, whereby we have direct exposure to resident fee income and related operating expenses. As a result, by contrast to our net lease properties, we are directly exposed to various operational risks with respect to these healthcare properties that may increase our costs or adversely affect our ability to generate revenues and our profitability. These risks include: (i) fluctuations in occupancy; (ii) fluctuations in government reimbursement and private pay rates, including the inability to achieve economic resident fees; (iii) increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services; (iv) rent control regulations; (v) national and regional economic conditions; (vi) the imposition of new or increased taxes; (vii) federal, state, local licensure, certification and inspection laws, regulations and standards; (viii) professional and general liability claims; and (ix) the availability and increases in cost of general and professional liability insurance coverage. Any one or a combination of these factors may adversely affect our revenue and operations and our ability to make distributions to stockholders.
In addition, as the licensed operator of these healthcare facilities (where applicable), we could be subject to penalties, including loss or suspension of license, certification or accreditation, exclusion from government healthcare programs (i.e. Medicare, Medicaid), administrative sanctions, civil monetary penalties and, in certain instances, criminal penalties. Additionally, we may have additional risk of professional liability claims arising out of an alleged breach of the applicable standard of care rules. Refer to “Regulation - Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion.
We rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing facilities efficiently and effectively. We also rely on our managers to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our senior housing facilities in compliance with the terms of our management agreements and all applicable laws and regulations. For example, we depend upon our manager’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our senior housing facilities. A shortage of nurses or other trained personnel or general inflationary pressures may force our managers to enhance their pay and benefits packages to compete effectively for such personnel, but it may not be able to effectively offset these increased costs by increasing rates to residents. Any increase in labor costs or other property operating expenses, any failure to attract and retain qualified personnel, or any significant changes in our managers’ senior management or equity ownership or any adverse developments in their businesses and affairs or financial condition could have a material adverse effect on us.
The properties operated or managed by Watermark Retirement Communities, or Watermark, and Holiday Retirement, or Holiday, account for a significant portion of our revenues and operating income. Adverse developments in Watermark or Holidays business and affairs or financial condition could have a material adverse effect on us.
As of December 31, 2016, Watermark and Holiday collectively managed 46 of our senior housing facilities pursuant to management agreements. In addition, Watermark operated an additional six of our senior housing facilities pursuant to a net lease as of December 31, 2016. For the year ended December 31, 2016, gross revenues from Watermark and Holiday were 49.0% and 38.6% of our total revenues attributable to direct investments, respectively. Any adverse developments in Watermark or Holiday’s business and affairs or financial condition could impair their respective ability to manage our properties efficiently and effectively and could have a materially adverse effect on us. If Watermark or Holiday experience any significant financial, legal, accounting or regulatory difficulties due to a weak economy or otherwise, such difficulties could result in, among other adverse events, acceleration of their respective indebtedness, impairment of their respective continued access to capital, the enforcement of default remedies by their respective counterparties or the commencement of insolvency proceedings by or against them, any one or a combination of which indirectly could have a materially adverse effect on us. In addition, any failure by Watermark or Holiday to effectively conduct their operations and maintain the properties could adversely affect their respective business reputations and ability to attract and retain patients or residents in our facilities.
Increased competition may affect our tenants’, operators’ and managers’ ability to meet their obligations to us.
The healthcare industry is highly competitive, and our tenants, operators and managers may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. Our tenants, operators and managers compete for labor, making their results sensitive to changes in the labor market and/or wages and benefits offered to their employees. If our tenants, operators and managers are unable to successfully compete with other tenants, operators and managers by maintaining profitable occupancy and rate levels or controlling labor costs, their ability to meet their respective obligations to us may be materially adversely affected.
Decreases in our tenants’ and operators’ revenues or increases in our tenants and operators’ expenses could affect our tenants’ and operators’ ability to make payments to us.
Our tenants’ and operators’ revenues are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement may continue to be subject to reimbursement cuts and state budget shortfalls. Operating costs continue to increase for our tenants and operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating enough cash to make payments to us, the credit of our tenants or operator and the value of other collateral would have to be relied upon. Tenants/operators who are having trouble with their cash flow may be more likely to expose us to unknown liens and other risks to our assets. Our financial position could be weakened and our ability to fulfill our obligations under our real estate borrowings could be limited if our tenants/operators are unable to meet their obligations to us or we fail to renew or extend our contractual relationship with any of our tenants/operators. To the extent the value of such property is reduced, we may need to record an impairment for such asset. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale would negatively affect our financial results.
If we must replace any of our tenants, operators or managers, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a material adverse effect on us.
We cannot predict whether our tenants, operators or managers will renew existing leases or management agreements beyond their current terms. If our leases or management agreements are not renewed, we would attempt to reposition those properties with another tenant, operator or manager. Following expiration of a lease term or if we exercise our right to replace a tenant, operator or manager in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant, operator or manager. We also may not be successful in identifying suitable replacements or enter into leases or management agreements with new tenants, operators or managers on a timely basis or on terms as favorable to us as our current leases and management agreements, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant, operator or manager. Once a suitable replacement tenant/operator/manager has taken over operation of the properties, it may still take an extended period of time before the properties are fully repositioned and value restored, if at all. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
In the event of non-renewal or a tenant/operator default, our ability to reposition our properties with a suitable replacement tenant or operator could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. Our ability to locate and attract a suitable replacement tenant, operator or manager also could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be forced to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant defaults and could have a material adverse effect on us.
Moreover, our ability to exercise remedies under the applicable leases or management agreements or to reposition the applicable properties may be significantly delayed or limited by the terms of our borrowings. Any such delay or limit on our rights and remedies could adversely affect our ability to mitigate our losses and could have a material adverse effect on us.
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
We may face additional risks associated with property development and redevelopment that can render a project less profitable or not profitable at all and, under certain circumstances, prevent completion of development activities once undertaken.
Property development is a component of certain of our investments. As a result, large-scale development of healthcare properties presents additional risks for us, including risks that:

•	a development opportunity may be abandoned after expending significant resources;

•
the development and construction costs of a project may exceed original estimates due to increased interest rates and higher materials, transportation, labor, leasing or other costs, which could make the completion of the development project less profitable;

•
the project may not be completed on schedule as a result of a variety of factors that are beyond our control, including natural disasters, labor conditions, material shortages, regulatory hurdles, which can result in increases in construction costs; and

•	occupancy rates and rents at a newly completed property may not meet expected levels and could be insufficient to make the property profitable.
Any of the foregoing risks could materially adversely affect our business, results of operations and financial condition.
Our lease transactions may not result in market rates over time.
We expect substantially all of our rental income to come from lease transactions, which may have longer terms than standard arrangements or renewal options that specify maximum rate increases. If we do not accurately judge the potential for increases in market rates, rental increases under the terms may fail to result in fair market rates over time. Further, we may have no ability to terminate our lease transactions or adjust the rent and fees to then-prevailing market rates. For example, triple net leases in connection with certain properties in the Griffin-American portfolio contain rent escalation provisions, which may not reflect market rates over time. As a result, our income and distributions to stockholders could be lower than they would otherwise be if we did not enter into such lease agreements.
Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We currently have, and may in the future enter into, joint ventures with third parties to make investments. For example, we currently have joint ventures with NorthStar Realty, with respect to the Griffin-American and Eclipse portfolios, Formation, with respect to the Eclipse, Envoy and Espresso portfolios, and Griffin-American Healthcare REIT III, Inc. (“GAHR3”), with respect to the Trilogy portfolio and Watermark with respect to portions of the Fountains and Aqua portfolio. As of December 31, 2016, unconsolidated joint ventures represented 39.9% of our total real estate equity investments and joint ventures with respect to our direct investments represented 14.8% of our total real estate equity investments. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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
Our tenants, operators and managers may be adversely affected by healthcare regulation and enforcement.
Regulation of the healthcare industry generally has intensified over time both in the number and type of regulations and in the efforts to enforce those regulations. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, scope of services, prices for services, qualified beneficiaries, quality of care, patient rights, privacy and security, fraudulent or abusive behavior and financial and other arrangements that may be entered into by healthcare providers. In addition, changes in enforcement policies by federal and state governments have resulted in an increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Governmental Regulation–Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. We are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators and managers, which, in turn, could have a material adverse effect on us.
If our tenants, operators and managers fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to render services or receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, face loss of licensure or accreditation, suffer civil or criminal penalties or be required to make significant changes to their operations. Our tenants, operators and managers also could face increased costs related to changes in healthcare regulation, such as the possible repeal of the ACA by the new presidential administration and Republican-controlled Congress and a shift toward less comprehensive health coverage, or be forced to expend considerable resources in responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants, operators and managers and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a material adverse effect on us.
Current efforts by Congress and the new presidential administration to repeal and replace the ACA in total or in part and reform Medicare and Medicaid could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
The ACA remains subject to continuing and increasing legislative scrutiny, including current efforts by Congress and the new presidential administration to repeal and replace the ACA in total or in part. If the ACA is repealed or substantially modified, or if implementation of certain aspects of the ACA are suspended, such action could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us. Additionally, Congress is contemplating substantial reforms to the Medicare and Medicaid programs. Refer to “Regulation–Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion. More generally, and because of the dynamic nature of the legislative and regulatory environment for healthcare products and services, in light of the current legislative environment and existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our tenants and operators.
Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and healthcare financing authorities have adopted or proposed various cost-containment measures that would limit payments to healthcare providers and some states have declined to expand Medicaid participation under the ACA and have considered Medicaid rate freezes or cuts. See “Regulation–Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. Private third-party payors also have continued their efforts to control healthcare costs. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could adversely affect their ability to comply with the terms of our leases and have a material adverse effect on us.

Events that adversely affect the ability of seniors and their families to afford resident fees at our senior housing facilities could cause our occupancy rates, resident fee revenues and results of operations to decline.
Costs to seniors associated with independent and assisted living services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to pay the entrance fees and monthly resident fees, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If our tenants and operators are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other services provided by our tenants and operators at our healthcare facilities, our occupancy rates and resident fee revenues could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition and our ability to make distributions to stockholders.
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
Our tenants, operators and managers may be sued under a state or federal whistleblower statute.
Our operators, tenants and managers who engage in business with the state or federal government may be sued under a state or federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Regulation–Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were brought against our operators, tenants or managers, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our operators’, tenants’ and managers’ liquidity, financial condition and results of operations and on their ability to satisfy their obligations under our leases and management agreements, which, in turn, could have a material adverse effect on us.
Our tenants, operators and managers are faced with increased litigation and rising insurance costs that may affect their ability to meet their obligations to us.
In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities and these groups have brought litigation against healthcare operators. Also, in several instances, private litigation by patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Continued cost increases could cause our tenants, operators and managers to be unable to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs. Moreover, to the extent we are required to take back the affected facilities, our revenue from those facilities could be reduced or eliminated for an extended period of time.
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
We have acquired real estate assets located outside of the United States through our investment in the Griffin-American portfolio, which includes properties in the United Kingdom. Our international investments may be affected by factors peculiar to the laws of the jurisdiction in which the property and these laws may expose us to risks that are different from those commonly found in the United States. These risks include, but are not limited to:

•
governmental laws, rules and policies, including laws relating to the foreign ownership of real property and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	translation and transaction risks relating to fluctuations in foreign currency exchange rates;

•	adverse market conditions caused by inflation or other changes in national or local political and economic conditions;

•	challenges of complying with a wide variety of foreign laws;

•	changes in the availability, cost and terms of borrowings resulting from varying national economic policies;

•	changes in applicable laws and regulations in the United States that affect foreign operations; and

•	legal and logistical barriers to enforcing our contractual rights in other countries, including insolvency regimes, landlord/tenant rights and ability to take possession of the collateral.
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

We invest in healthcare-related securities, including CMBS or securitization trusts, which entail certain heightened risks.
We invest in a variety of healthcare-related securities, including CMBS or securitization trusts, subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS or securitization trusts entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial mortgage loans. Consequently, CMBS and other healthcare-related securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty. Furthermore, if the rental and leasing markets deteriorate, including by decreasing occupancy rates and decreasing market rental rates, it could reduce cash flow from the mortgage loan pools underlying CMBS or securitization trust investments that we may make. The market for healthcare-related securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.
Additionally, healthcare-related securities such as CMBS or securitization trusts may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. The value of commercial real estate securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the commercial real estate debt market as a whole. Additional risks may be presented as a result of the specialized nature of the particular property, such as risks presented by hospitals, nursing homes and other healthcare property types, as well as the general risks relating to the net operating income from and value of any commercial property. The exercise of remedies and successful realization of liquidation proceeds relating to healthcare-related securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover a portion or all of our investment. Further, we may be unable to influence the exercise of certain remedies on our current securitization trust investment for certain loans in this securitization trust on underlying properties of the Eclipse portfolio as we have an equity interest in the underlying property. Ratings for healthcare-related securities can also adversely affect their value.
We face increasing competition for the acquisition of senior housing and other healthcare properties which may impede our ability to make acquisitions or may increase the cost of these acquisitions which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
We compete with many other businesses, including the Managed Companies, engaged in real estate investment activities for the acquisition of mid-acuity senior housing and other healthcare properties. These competitors include local, regional and national operators and acquirers and developers of healthcare real estate. The competition for senior housing and other healthcare properties may significantly increase the price we might pay for a facility or property we seek to acquire and our competitors may succeed in acquiring those facilities or properties themselves. In addition, operators with whom we attempt to do business may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs and other market participants may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition may result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for healthcare properties, our business, financial condition and results of operations and our ability to make distributions to stockholders may be materially adversely affected.
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

As a result, our ability to sell investments in response to changes in economic and other conditions could be limited. To the extent we are unable to sell any property for its book value, or at all, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our earnings. Limitations on our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Risks Related to Our Financing Strategy
We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
As of December 31, 2016, we had $1.2 billion of borrowings outstanding. In addition, our unconsolidated joint ventures have significant borrowings outstanding. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs, including recourse borrowings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may increase our risk of loss, impact our liquidity and restrict our ability to engage in certain activities. Our substantial borrowings, among other things, may:

•
require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which will reduce the availability of cash flow to fund working capital, capital expenditures and other business activities;

•	require us to maintain minimum cash balances;

•	increase our vulnerability to general adverse economic and industry conditions, as well as operational failures by our tenants, operators and managers;

•	require us to post additional reserves and other additional collateral to support our financing arrangements, which could reduce our liquidity and limit our ability to leverage our assets;

•	subject us to maintaining various debt, operating income, net worth, cash flow and other covenants and financial ratios;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our operating policies and ability to make strategic acquisitions, dispositions or exploit business opportunities;

•	require us to maintain a borrowing base of assets;

•	place us at a competitive disadvantage compared to our competitors that have fewer borrowings;

•	put us in a position that necessitates raising equity capital at a time that is unfavorable to us and dilutive to our stockholders;

•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity), dispose of assets or make distributions to stockholders; and

•	increase our cost of capital.
If we fail to comply with the covenants in the instruments governing our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. If we default, including as a result of a cross-default due to a tenant or operator’s default under our leases, we may be required to repay outstanding obligations, together with penalties, prior to the stated maturity, post additional collateral, subject our assets to foreclosure and/or need to seek protection under bankruptcy laws. Further, we may be unable to refinance existing borrowing obligations when they become due on favorable terms, or at all, which could have a material adverse impact on our results of operations.
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.
Our ability to effectively execute our financing strategy depends on various conditions in the financing markets that are beyond our control, including liquidity, health of the CMBS markets and credit spreads. While we seek non-recourse long-term financing to finance our assets, such financing may not be available to us on favorable terms or at all. Even with non-recourse financing, we typically enter into guarantees for limited bad acts, environmental matters and other conditions that could impose recourse liability on us. If our strategy is not viable, we will have to find alternative forms of financing for our assets, which may include more restrictive recourse borrowings and borrowings with higher debt service that limit our ability to engage in certain transactions and reduce our cash available for distribution to stockholders. If alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing. In addition, we may seek corporate-level recourse borrowings to provide us with additional liquidity. Our return on our investments and distributions to stockholders may be reduced to the extent that changes in market conditions affect our ability to obtain financing or increase the cost of such financing.

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
Our financial performance is influenced by changes in interest rates, in particular, such changes may affect our floating-rate borrowings, as well as our debt and securities investments. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. If market interest rates increase, the interest rate on any variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. In addition, changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire securities, originate or acquire debt at attractive prices and enter into hedging transactions. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.
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
Risks Related to Our Company
Colony NorthStar, our Sponsor and the parent company of our Advisor, recently completed its previously announced mergers with Colony and NorthStar Realty, which could have an adverse impact on our business.
In January 2017, Colony NorthStar, our Sponsor and the parent company of our Advisor, completed its mergers with Colony and NorthStar Realty, becoming publicly-traded and the successor to NSAM. As a result of the mergers, Colony NorthStar became an internally-managed equity REIT, with a diversified real estate and investment management platform. In addition, as a result of the mergers, our Advisor became a subsidiary of Colony NorthStar.
Uncertainty about the effect of the mergers on employees, clients and business of Colony NorthStar may have an adverse effect on Colony NorthStar and subsequently on us and the other Managed Companies following the mergers. These uncertainties could disrupt Colony NorthStar’s business and impair its ability to attract, retain and motivate key personnel, and cause clients and others that deal with Colony NorthStar to seek to change existing business relationships, cease doing business with Colony NorthStar or cause potential new clients to delay doing business with Colony NorthStar. Retention and motivation of certain employees may be challenging due to the uncertainty and difficulty of integration or a desire not to remain with Colony NorthStar. As a result of the foregoing, management of our company may be adversely affected. Further, the completion of the mergers may give rise to additional conflicts of interest and competition for investment opportunities among Colony NorthStar, us and the other Managed Companies.
The loss of or the inability to obtain key investment professionals at our Sponsor or its affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investments.
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor or its affiliates, such as Messrs. Barrack, Hamamoto, Saltzman, Gilbert, Tangen, Sanders, Gatenio, Jeanneault, Saracino and Bath and Ms. Harrington, among others, each of whom would be difficult to replace. We cannot assure stockholders that they will continue to be associated with our Sponsor or its affiliates in the future. If any of these persons were to cease their association with us or our Sponsor or its affiliates, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to hire and retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.
Any adverse changes in our Sponsor’s financial health, the public perception of our Sponsor, or our relationship with our Sponsor or its affiliates could hinder our operating performance and the return on stockholders’ investment.
We have engaged our Advisor to manage our operations and our investments. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Sponsor and its affiliates as well as our Sponsor’s investment professionals in the identification and origination or acquisition of investments, the determination of any financing arrangement, the management of our assets and operation of our day-to-day activities.
Because our Sponsor is a publicly-traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor or other Managed Companies that are publicly traded, such as NorthStar Realty Europe Corp. (NYSE: NRE), could result in an adverse effect on our ability to acquire assets and obtain financing from third parties on favorable terms. Recently, our Sponsor completed the mergers which combined NSAM, Colony Capital and NorthStar Realty into Colony NorthStar, and a failure to achieve the anticipated benefits of the mergers or integrate effectively may disrupt our operations and potentially harm our business. Any adverse changes in our Sponsor’s financial condition or our relationship with our Sponsor, our Advisor and their respective affiliates could hinder our Advisor’s ability to successfully manage our operations and our portfolio of investments.
Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives and pay distributions.
We rely on our Sponsor and its affiliates’ personnel and other support for the purposes of originating, acquiring and managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our

Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources. Further, in connection with the mergers, in order to achieve anticipated synergies or otherwise during periods of economic retraction, our Sponsor and/or our Advisor may be incented to reduce its personnel and costs, which could have an adverse effect on us.
We rely upon AHI to provide management services for certain of our healthcare properties and their failure to do so, or conflicts of interest they may face, could harm our business.
Our Advisor has delegated certain asset management functions to AHI. As of December 31, 2016, AHI provides these asset management services in connection with our Griffin-American and Winterfell portfolios. If AHI suffers adverse financial or operational problems or were to lose the benefit of the experience, efforts and abilities of its key personnel, our operations may suffer and we may be unable to achieve our investment objectives. In addition, AHI and its officers may face competing demands relating to their time and resources because they are or may become affiliated with entities with investment programs similar to ours and they may have other business interests as well. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Further, during times of intense activity in other programs, those executives may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the ownership value of shares of our common stock.
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
While our Sponsor has incurred substantial costs and devoted significant resources to support our business, as of December 31, 2016, our Sponsor has only invested $5.5 million in us through the purchase by its subsidiary (previously a subsidiary NorthStar Realty) of 610,339 shares of our common stock including amounts related to its obligation under the distribution support agreement that terminated in connection with the completion of our Offering. As a result, our Sponsor has minimal exposure to loss in the value of our shares. Without greater exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their sponsored companies.
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
Stockholders’ interests in us will be diluted if we issue additional shares, which could reduce the overall value of stockholders’ investment.
Stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450.0 million shares of capital stock, of which 400.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our board of directors may elect to: (i) sell additional shares in a future public offering; (ii) issue equity interests in private offerings; (iii) issue shares to our Advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (v) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests, stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our board of directors may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares sold in our Offering. Additionally, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.
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
Stockholders are limited in their ability to sell their shares of our common stock pursuant to our share repurchase program, or our Share Repurchase Program. Stockholders may not be able to sell any of their shares of our common stock back to us, and if they do sell their shares, they may not receive the price they paid upon subscription.
Our Share Repurchase Program may provide stockholders with an opportunity to have their shares of common stock repurchased by us after stockholders have held them for one year. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our Share Repurchase Program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, we presently intend to limit the number of shares to be repurchased during any calendar year to no more than: (i) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net proceeds from the sale of shares under our DRP in the prior calendar year plus such additional cash as may be reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate our Share Repurchase Program at any time upon ten-days’ notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten business days prior written notice. Therefore, stockholders may not have the opportunity to make a repurchase request prior to a potential termination of our Share Repurchase Program and stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our Share Repurchase Program. Moreover, if stockholders do sell their shares of our common stock back to us pursuant to our Share Repurchase Program, they may not receive the same price they paid for any shares of our common stock being repurchased.
The actual value of shares that we repurchase under our Share Repurchase Program may be substantially less than what we pay.
The terms of our Share Repurchase Program generally require us to repurchase shares at a price equal to our most recently disclosed estimated value per share. The estimated value per share of our common stock is calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated value per share annually. In the event that the value of our shares decreases due to market or other conditions, the price at which we repurchase our shares pursuant to our Share Repurchase Program might reflect a premium to our net asset value. If the actual net asset value of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
The current price for shares under our DRP may exceed the book value of our shares.
We are currently issuing shares in our DRP at a purchase price equal to the most recently disclosed estimated value per share of our common stock. The estimated value per share of our common stock is calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated value per share annually. In the event that the value of our shares increases due to market or other conditions, the price at which we sell shares in our DRP might reflect a premium to book value. If the actual book value of our shares is less than the price paid to purchase shares in our DRP, such purchases would be immediately dilutive for DRP participants.
Our board of directors determined an estimated value per share of $9.10 for our common stock as of June 30, 2016. You should not rely on the estimated value per share as being an accurate measure of the current value of shares of our common stock or in making an investment decision.
On December 7, 2016, our board of directors approved and established an estimated value per share of $9.10 for our common stock as of June 30, 2016. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable. However, the market for commercial real estate assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount. In accordance with our DRP and Share Repurchase Program, effective December 7, 2016, distributions may be reinvested in shares of our common stock pursuant to the DRP at a price of $9.10 per share and, subject to certain exceptions as more fully described in the Share Repurchase Program, the price paid for shares redeemed under the Share Repurchase Program will be $9.10 per share, each of which is equal to the estimated value per share.
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
The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events, including but not limited to, changes to commercial real estate values, particularly healthcare-related commercial real estate, changes in market interest rates for commercial real estate debt investments, changes in capitalization rates, rental and growth rates, changes in laws or regulations impacting the healthcare industry, demographic changes, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on our common stock, repurchases of our common stock, changes in the number of shares of our common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and the factors specified these risk factors. There is no assurance that the methodologies used to estimate value per share would be acceptable to the Financial Industry Regulatory Authority, Inc., or FINRA, or in compliance with ERISA guidelines with respect to their reporting requirements.
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
No public trading market for our shares currently exists, and as a result, it will be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, stockholders will likely sell them at a substantial discount to the price paid for those shares.
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
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor in the origination and acquisition of our investments, including the determination of any financing arrangements. Stockholders must rely entirely on the management abilities of our Advisor and the oversight of our board of directors. Our Advisor and its affiliates receive fees in connection with transactions involving the origination, acquisition, management and sale of our investments regardless of their quality or performance or the services provided. As a result, our Advisor may be incentivized to allocate investments that have a greater cost to increase the amount of fees payable to it.
We and our Advisor have adopted an investment allocation policy with the intent of eliminating the impact of any conflict that our Advisor or its affiliates’ investment professionals might encounter in allocating investment opportunities among us, our Sponsor and any other Managed Company, however, there is no assurance that the investment allocation policy will continue or successfully eliminate the impact of any such conflicts. Further, following the mergers of our Sponsor with Colony and NorthStar Realty, our Sponsor became an internally-managed REIT and, as a result, may compete with us for certain real estate debt investments. In addition, we may more be likely to co-invest in any such opportunities with our Sponsor. If our Advisor performs poorly and as a result is unable to originate and acquire our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all.
If we continue to pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and stockholders’ overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering and we may do so in the future to the extent such proceeds are available and have not been fully invested. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. During our Offering, pursuant to a distribution support agreement, in certain circumstances where our cash distributions exceed our MFFO, NorthStar Realty agreed to purchase up to $10.0 million of shares of our common stock at $9.00 per share during the Initial Offering and at $9.18 per share during the Follow-on Offering (which includes the $2.0 million of shares NorthStar Realty purchased to satisfy the minimum offering amount) to provide additional cash to support distributions to stockholders and has, in fact, purchased 588,116 shares of our common stock as of December 31, 2016. The sale of these shares resulted in the dilution of the ownership interests of our public stockholders. Our distribution support agreement expired in January 2016. For the year ended December 31, 2016, we declared distributions of $123.1 million compared to cash provided by operating activities of $4.0 million with $102.7 million, or 83.4% of the distributions declared during this period were paid using proceeds from our Offering. For the year ended December 31, 2015, we declared distributions of $88.3 million compared to cash used in operations of $8.6 million with $88.3 million, or 100.0% of the distributions declared during this period were paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
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
We are dependent on our Advisor and its affiliates to manage our operations and our portfolio. Our Advisor and its affiliates depend upon the fees and other compensation or reimbursement of costs that they receive from us and the other Managed Companies in connection with the acquisition, origination, management and sale of assets to conduct their operations. Any adverse changes in the financial condition of our Advisor or its affiliates could hinder their ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.
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
Our charter does not require our board of directors to pursue a transaction providing liquidity to stockholders. If our board of directors determines to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. In addition, we are not restricted from effecting a liquidity transaction with a Managed Company, which may result in certain conflicts of interest. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert stockholders’ shares to cash easily, if at all, and could suffer losses on their investment in our shares.
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
Our organizational documents do not prevent us from buying assets from or selling assets to the Sponsor or another Managed Company or from paying our Advisor an acquisition fee or a disposition fee related to such a purchase or sale.
If we buy an asset from or sell an asset to the Sponsor or another Managed Company, our organizational documents would not prohibit us from paying our Advisor an acquisition fee or a disposition fee, as applicable. As a result, our Advisor may not have an incentive to pursue an independent third-party buyer, rather than us or the Sponsor or one of the other Managed Companies. Our charter does not require that such transaction be the most favorable transaction available or provide any other restrictions on our Advisor recommending a purchase or sale of assets among the Sponsor or the Managed Companies. As a result, our Advisor may earn an acquisition or disposition fee despite the transaction not being the most favorable to us or stockholders.
Our executive officers and our Advisor ‘s and its affiliates’ key professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.
Our executive officers and the key investment professionals relied upon by our Advisor are also officers, directors and managers of certain of the Managed Companies. Mr. Flaherty is our Sponsor’s joint venture partner and serves as a member of our Advisor’s Investment Committee for healthcare real estate investments. In addition, Mr. Flaherty has an interest in AHI, which provides us with certain management services in connection with our healthcare assets. Our Advisor and its affiliates and Mr. Flaherty, directly or indirectly, receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Advisor and its affiliates, including our Advisor’s Investment Committee. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our advisory agreement;

•
acquisitions and originations of investments, which entitle our Advisor to acquisition fees and asset management fees and, in the case of acquisitions of investments from the other Managed Companies, might entitle affiliates of our Advisor to disposition fees in connection with services for the seller;

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

•
whether we seek approval to internalize our management, which may entail acquiring assets from our Sponsor (such as office space, furnishings and technology costs) and employing our Advisor’s or its affiliates’ professionals performing services for us for consideration that would be negotiated at that time and may result in these investment professionals receiving more compensation from us than they currently receive from our Advisor or its affiliates; and

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
We pay our Advisor substantial fees for the services it provides to us and we also have an obligation to reimburse our Advisor for costs and expenses it incurs and pays on our behalf. Subject to certain limitations and exceptions, we reimburse our Advisor for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor, and its affiliates, which may include certain executive officers of our Advisor and its affiliates, as well as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. The costs and expenses our Advisor incurs on our behalf, including the compensatory costs incurred by our Advisor and its affiliates, can be substantial. There are conflicts of interest that arise when our Advisor makes allocation determinations. For the year ended December 31, 2016, our Advisor allocated $24.1 million in costs and expenses to us.  Our Advisor could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
Professionals acting on behalf of our Advisor face competing demands relating to their time and this may cause our operations and stockholders’ investment to suffer.
Professionals acting on behalf of our Advisor that perform services for us, including Messrs. Barrack, Hamamoto, Saltzman, Gilbert, Tangen, Sanders, Gatenio, Jeanneault, Saracino and Bath and Ms. Harrington are also executive officers or employees of our Sponsor and/or certain other Managed Companies. As a result of their interests in other Colony NorthStar entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Advisor and its affiliates, the other Managed Companies and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.
Our executive officers and our Advisor’s and its affiliates’ key investment professionals who perform services for us face conflicts of interest related to their positions and interests in our Advisor and its affiliates which could hinder our ability to implement our business strategy and to generate returns to stockholders.
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
We rely on our Advisor’s and its affiliates’ investment professionals to identify suitable investment opportunities for our company as well as the other Managed Companies. Our investment strategy may be similar to that of, and may overlap with, the investment strategies of the other Managed Companies, as well as other companies, funds or vehicles that may be co-sponsored, co-branded and co-founded by, or subject to a strategic relationship between, our Sponsor or one of its affiliates, on the one hand, and a strategic or joint venture partner of our sponsor, or a partner, on the other, which we refer to collectively as the Strategic Vehicles. Therefore, many investment opportunities sourced by our Advisor or its affiliates or one or more of the partners that are suitable for us may also be suitable for other Managed Companies and/or Strategic Vehicles.
Our Advisor and its affiliates may allocate investment opportunities sourced by a partner directly to the associated Strategic Vehicle or, as applicable, among multiple associated Strategic Vehicles on a rotating basis, which we refer to as a Special Allocation. For all investment opportunities other than Special Allocations, our Advisor and its affiliates will allocate, in their sole discretion, each investment opportunity to one or more of the Managed Companies, including us, and, as applicable, Strategic Vehicles or our Sponsor, for which such investment opportunity is most suitable. When determining the entity for which an investment opportunity would be the most suitable, the factors that our Advisor and its affiliates may consider include, without limitation, the following:

•	investment objectives, strategy and criteria;

•	cash requirements;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each entity;

•	anticipated cash flow of the asset to be acquired;

•	income tax effects of the purchase;

•	the size of the investment;

•	the amount of funds available;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of the Managed Company, if applicable;

•	affiliate and/or related party considerations; and

•	whether a Strategic Vehicle has received a Special Allocation.
A dedicated mandate may cause certain Managed Companies to have priority over other Managed Companies (including us) with respect to specific investment opportunities. A priority right may result in fewer of such investment opportunities being made available to us to the extent they are within our investment strategy.

If, after consideration of the relevant factors, our Advisor and its affiliates determine that an investment is equally suitable for more than one company, the investment will be allocated on a rotating basis. If, after an investment has been allocated to a particular company, including us, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Advisor and its affiliates, more appropriate for a different entity to fund the investment, our Advisor and its affiliates may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Advisor and its affiliates may determine to allow more than one Managed Company, including us, and/or a Strategic Vehicle to co-invest in a particular investment. In discharging their duties under the investment allocation, our Advisor and its affiliates endeavor to allocate all investment opportunities among the Managed Companies, the Strategic Vehicles and our Sponsor in a manner that is fair and equitable over time.

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
The decision of how any potential investment should be allocated among us and other Managed Companies for which such investment may be most suitable may, in many cases, be a matter of highly subjective judgment which will be made by our Advisor and its affiliates in their sole discretion. Stockholders may not agree with the determination and such determination could have an adverse effect on our investment strategy. Our right to participate in the investment allocation process described above will terminate once we are no longer advised by our Advisor or its affiliates.
In addition, subject to compliance with Investment Advisers Act of 1940 rules, we may enter into principal transactions with our Advisor or its affiliates or cross-transactions with other Managed Companies or Strategic Vehicles. For certain cross-transactions, our Advisor may receive a fee from us or another Managed Company and conflicts may exist. There is no guarantee that any such transactions will be favorable to us. Because our interests and the interests of Sponsor and our Advisor may not be aligned, we may face conflicts of interest that result in action or inaction that is detrimental to us.
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
Our future success depends, to a significant extent, upon the continued services of key personnel of our Sponsor, such as Messrs. Barrack, Hamamoto, Saltzman, Hedstrom, Traenkle, Gilbert, Tangen, Sanders, Gatenio, Jeanneault, Saracino and Bath and Ms. Harrington. We do not have employment agreements with any of our executive officers. If the management agreement with our Advisor were to be terminated, we may lose the services of our executive officers and other of our Sponsor’s investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by our Sponsor, such individual may also no longer serve as one of our executive officers. Any change in our Sponsor’s relationship with any of our executive officers may be disruptive to our business and hinder our ability to implement our business strategy. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of their continued employment with our Sponsor or its ability to employ them in the future. The loss of services of certain of our executive officers could harm our business and our prospects.
We may not realize the anticipated benefits of our Sponsor’s strategic partnerships and joint ventures.
Our Sponsor may enter into strategic partnerships and joint ventures. For instance, in January 2014, our Sponsor, which was a subsidiary of NorthStar Realty until the NSAM Spin-off, entered into a long-term partnership with James F. Flaherty III, former chairman and chief executive officer of HCP, Inc. (NYSE: HCP), focused on building a preeminent healthcare real estate business. In connection with the partnership, Mr. Flaherty oversees and seeks to grow the healthcare real estate portfolios of companies managed by our Sponsor and its affiliates, including NorthStar Realty and us. Our Sponsor and the Managed Companies, including us, may not realize the expected benefits of this partnership with Mr. Flaherty due to, among other things, the economic and overall conditions of the healthcare real estate industry, Mr. Flaherty’s ability to source new healthcare real estate investments with the returns we anticipate or at all or our Sponsor may become involved in disputes with Mr. Flaherty regarding the joint venture’s investments. In addition, either Mr. Flaherty or we could determine to end the strategic partnership at any time. Furthermore, a portion of the incentive fees to which Mr. Flaherty is entitled is based on our and NorthStar Realty’s existing healthcare real estate investments and is not contingent upon Mr. Flaherty’s performance regarding new healthcare real estate investments sourced by him. Such incentive fees may be substantial.
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
We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, FINRA, IRS, and other federal, state and local governmental bodies and agencies and state blue sky laws. These regulations are extensive, complex and require substantial management time and attention, particularly healthcare laws and regulations governing the operation of our healthcare properties. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in, among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also expect to have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. Our internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
The direct or indirect effects of the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provided for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. While the U.S. Commodity Futures Trading Commission, or CFTC, has finalized many of these Dodd-Frank Act requirements, many other requirements have not yet taken effect. Interest rate swaps are subject to a mandatory clearing order, which could significantly increase margin requirements, which may undermine the benefit of such hedging because of the increased costs. Additionally, it is currently unknown what impact, if any, the new U.S. Administration will have on the existing rules and regulations of the CFTC or on the Dodd-Frank Act. An inability to efficiently hedge our interest rate risk may have an adverse effect on our business.
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
Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exception from the definition of “investment company” in Section 3(c)(1) or 3(c)(7) of the Investment Company Act,

together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.
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
Most of these subsidiaries will rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary’s portfolio must be qualifying real estate assets and at least 80% of its portfolio must be qualifying real estate assets and real estate-related assets (and no more than 20% can be miscellaneous assets). Qualification for exclusion from registration under the Investment Company Act will limit our ability to acquire or sell certain assets and also could restrict the time at which we may acquire or sell assets. For purposes of the exclusion provided by Section 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
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
Our Advisor is subject to extensive regulation, including as an investment adviser in the United States, which could adversely affect its ability to manage our business.
Certain of our Sponsor’s affiliates, including our Advisor, are subject to regulation as investment advisers and/or fund managers by various regulatory authorities that are charged with protecting the interests of the Managed Companies, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Advisor could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.
Our Advisor must continually address conflicts between its interests and those of its managed companies, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. However, appropriately dealing with conflicts of interest is complex and difficult and if our Advisor fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.
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

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Internal Revenue Code, our gain would be subject to the 100% “prohibited transaction” tax.

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

In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of a stockholder’s investment. In the event in-kind distributions are made, a stockholder’s tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to stockholders during such year.
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
We also may not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS, or through a subsidiary REIT.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our healthcare real estate property investments are a part of our healthcare real estate equity segment and are described under Item 1. “Business.” The following table presents information with respect to our properties, excluding properties owned through unconsolidated joint ventures, as of December 31, 2016 (dollars in thousands):

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Lease Expiration Date(3)	Gross Carrying Value(4)	Borrowings
Net Lease Portfolio
Bellevue, WA	125,700	127	100%	CCRC	Feb-22	$47,466	$30,900
Bohemia, NY	73,000	128	100%	ALF	Aug-29	32,220	24,946
Cheektowaga, NY	81,953	100	100%	ALF	Oct-20	12,613	8,612
Clinton, CT	25,332	48	100%	MCF	Oct-20	10,885	6,269
Dana Point, CA	275,106	181	100%	CCRC	Feb-22	47,648	32,757
Hauppauge, NY	84,000	119	100%	ALF	Aug-29	21,861	15,135
Islandia, NY	192,000	218	100%	ALF	Aug-29	45,837	37,191
Jericho, NY	55,000	105	100%	ALF	Aug-29	21,747	16,478
Kalamazoo, MI	248,610	213	100%	CCRC	Feb-22	36,189	34,800
Leawood, KS	48,470	70	100%	ALF	Oct-23	8,000	—
Oklahoma City, OK	237,248	213	100%	CCRC	Feb-22	9,833	3,000
Palm Desert, CA	258,020	245	100%	CCRC	Feb-22	45,111	16,495
Sarasota, FL	497,454	282	100%	CCRC	Feb-22	78,836	55,592
Skaneateles, NY	13,233	14	100%	ALF	Oct-20	3,000	2,090
Smyrna, GA	26,500	56	100%	MCF	Oct-20	10,029	7,029
Spring Hill, KS	28,116	48	100%	ALF	Oct-23	7,000	—
Senior Housing Operating Portfolio(5)
Alexandria, VA	209,354	208	97%	CCRC	Feb-22	49,756	40,350
Apple Valley, CA	116,365	130	100%	ILF	NA	25,855	21,850
Auburn, CA	90,494	110	100%	ILF	NA	20,253	24,685
Austin, TX	102,356	130	100%	ILF	NA	23,778	27,180
Bakersfield, CA	106,640	126	100%	ILF	NA	23,008	17,249
Bangor, ME	111,000	117	100%	ILF	NA	25,781	21,998
Bellingham, WA	86,615	111	100%	ILF	NA	21,301	24,426
Clovis, CA	99,849	118	100%	ILF	NA	23,596	19,223
Columbia, MO	105,948	120	100%	ILF	NA	25,297	23,258
Corpus Christi, TX	118,671	132	100%	ILF	NA	22,644	19,058
Crystal Lake, IL	195,405	211	97%	CCRC	Feb-22	36,327	27,630
Denver, CO	148,021	214	97%	ALF	Jan-21	38,940	21,500
East Amherst, NY	100,997	116	100%	ILF	NA	21,304	18,983
El Cajon, CA	77,930	105	100%	ILF	NA	17,183	21,504
El Paso, TX	95,517	121	100%	ILF	NA	15,837	12,510
Fairport, NY	126,927	120	100%	ILF	NA	20,929	16,928
Fenton, MO	95,007	114	100%	ILF	NA	24,850	25,155
Frisco, TX	299,480	202	97%	ILF	Feb-21	39,751	20,000
Frisco, TX	45,130	52	97%	ILF	Feb-21	13,729	—
Grand Junction, CO	124,174	144	100%	ILF	NA	29,045	19,965
Grand Junction, CO	79,778	103	100%	ILF	NA	13,797	10,230
Grapevine, TX	97,796	116	100%	ILF	NA	20,432	22,883
Groton, CT	119,474	160	100%	ILF	NA	25,706	18,029
Guilford, CT	142,136	130	100%	ILF	NA	34,363	24,895
Independence, MO	172,041	199	97%	CCRC	Feb-22	18,702	15,600
Joliet, IL	117,357	114	100%	ILF	NA	25,062	15,278
Kennewick, WA	105,268	120	100%	ILF	NA	20,200	7,865
Las Cruces, NM	113,874	131	100%	ILF	NA	16,737	11,461
Lees Summit, MO	122,917	125	100%	ILF	NA	22,057	27,855
Lodi, CA	96,251	119	100%	ILF	NA	24,043	20,605
Milford, OH	145,896	125	97%	ILF	Dec-20	16,915	18,760
Millbrook, NY	231,695	173	97%	CCRC	Feb-22	30,753	24,825
Normandy Park, WA	98,206	109	100%	ILF	NA	18,864	16,628
Palatine, IL	161,700	135	100%	ILF	NA	28,310	20,604
Plano, TX	106,868	115	100%	ILF	NA	17,194	16,485
Renton, WA	88,162	111	100%	ILF	NA	23,326	19,513
Sandy, UT	103,449	116	100%	ILF	NA	21,978	16,185

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Lease Expiration Date(3)	Gross Carrying Value(4)	Borrowings
Santa Rosa, CA	120,553	115	100%	ILF	NA	31,758	28,630
Southfield, MI	275,000	345	97%	CCRC	Feb-22	14,769	9,000
St. Petersburg, FL	407,128	513	97%	CCRC	Feb-22	54,993	34,109
Sun City West, AZ	200,553	193	100%	ILF	NA	32,148	26,306
Tacoma, WA	150,000	157	100%	ILF	NA	40,582	30,787
Tarboro, NC	186,000	175	97%	CCRC	Feb-22	21,075	14,812
Tuckahoe, NY	110,000	126	97%	CCRC	Feb-22	32,076	12,755
Tucson, AZ	378,025	404	97%	CCRC	Feb-22	68,874	57,375
	8,655,749	9,097				$1,632,153	$1,236,221
_________________________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF.

(2)	Classification based on predominant services provided, but may include other services.

(3)	Based on initial term. For senior operating facilities the lease term of the operator is included. For ILFs the tenant’s initial term is less than one year with month-to-month renewal options.

(4)
Represents operating real estate before accumulated depreciation as presented in our consolidated financial statements and excludes purchase price allocations related to net intangibles and other assets and liabilities as of December 31, 2016. Refer to “Note 3. Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”

(5)	Excludes one property in which we hold a Remainder Interest in 17 condominium units.
As of December 31, 2016, none of our properties had a carrying value equal to or greater than 10% of our total assets. For the year ended December 31, 2016, gross revenues from two of our operators, Watermark Retirement Communities and Holiday Retirement Communities, were 49.0% and 38.6%, respectively, of total revenues in respect of our direct investments. No other operator generated more than 10% of gross revenues during the year ended December 31, 2016.
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
On December 7, 2016, upon the recommendation of the audit committee of our board of directors, including all of our independent directors, approved and established an estimated value per share of our common stock of $9.10. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities as of June 30, 2016, divided by the number of shares of our common stock outstanding as of June 30, 2016. The information used to generate the estimated value per share, including market information, investment- and property-level data and other information provided by third parties, was the most recent information practically available as of June 30, 2016.
The determination to update our estimated value per share as of June 30, 2016 was made by the audit committee based upon the recommendation of our Advisor. Our Advisor recommended updating the previous estimated value per share, which was determined as of December 31, 2015, to reflect the impact of subsequent events, including significant investment activity completed by us following the previous valuation date. The estimated value per share of our common stock does not include the potential impact of subsequent investments after June 30, 2016, or, as further described below, any premium or benefit for the enterprise value that may be attributable to us due to the size and diversity of our investment portfolio, including its exposure, either directly or through joint ventures, to approximately $9.8 billion in healthcare real estate investments as of June 30, 2016.
As of June 30, 2016, the estimated value of our (i) healthcare real estate properties was $2.0 billion, compared with an aggregate initial purchase price, including subsequent capital expenditures, of $1.8 billion, (ii) healthcare real estate investments held through unconsolidated joint ventures was $538.4 million, compared with an aggregate equity contribution, including subsequent capital contributions, of $505.8 million, (iii) healthcare-related commercial real estate debt investments was $192.9 million, compared with an aggregate outstanding principal amount of $193.5 million, and (iv) healthcare real estate liabilities was $1.21 billion, compared with an aggregate outstanding principal amount of $1.23 billion.
For additional information on the methodology used in calculating our estimated value per share as of June 30, 2016, refer to our Current Report on Form 8-K filed with the SEC on December 9, 2016.
The board of directors currently expects that our next estimated value per share will be based upon our assets and liabilities as of June 30, 2017 and such value will be included in a Current Report on Form 8-K or such other filing with the SEC. We intend to continue to publish updated estimated values per share annually.
Stockholders
As of March 24, 2017, we had 37,943 stockholders of record.

Distributions
The following table summarizes distributions declared for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2016
First Quarter	$13,408	$16,827	$30,235
Second Quarter	13,580	16,915	30,495
Third Quarter	13,974	17,120	31,094
Fourth Quarter	14,261	17,057	31,318
Total	$55,223	$67,919	$123,142

2015
First Quarter	$8,023	$10,143	$18,166
Second Quarter	8,772	11,068	19,840
Third Quarter	10,142	12,791	22,933
Fourth Quarter	12,035	15,297	27,332
Total	$38,972	$49,299	$88,271

2014
First Quarter	$1,169	$1,393	$2,562
Second Quarter	2,070	2,504	4,574
Third Quarter	3,360	4,201	7,561
Fourth Quarter	5,298	6,646	11,944
Total	$11,897	$14,744	$26,641
_________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The purchase price per share under our Initial DRP was $9.50. In connection with its determination of the offering price for shares of our common stock in our Follow-on Offering, the board of directors determined that distributions may be reinvested in shares of our common stock at a price of $9.69 per share, which is approximately 95% of the offering price of $10.20 per share established for purposes of our Follow-on Offering. In April 2016, in connection with its determination of the estimated value of our shares of common stock as of December 31, 2015, the board of directors determined that distributions may be reinvested in shares of our common stock at a price of $8.63 per share, which was equal to the estimated value per share of our shares of common stock as of December 31, 2015. In connection with its determination of the estimated value of our shares of common stock as of June 30, 2016, and pursuant to our DRP, effective December 7, 2016, distributions may be reinvested in shares of our common stock at a price of $9.10 per share, which is equal to the estimated value per share as of June 30, 2016, until such time we establish a new estimated per share value, at which time the purchase price will adjust to 100% of such estimated value per share.
No selling commissions or dealer manager fees are paid on shares issued pursuant to our DRP. Our board of directors may amend or terminate our DRP for any reason upon ten-days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP.
For the period from April 5, 2013 through December 31, 2016, we issued 13.7 million shares totaling $126.8 million of gross offering proceeds pursuant to our Initial DRP and Follow-on DRP.
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
As of December 31, 2016, we issued the following shares of common stock and raised the following gross proceeds (dollars and shares in thousands):

	Shares(1)	Proceeds(1)
Primary Offering	173,438	$1,742,290
DRP	13,705	126,849
Total	187,143	$1,869,139
_________________________________________________

(1)	Excludes shares repurchased.
For the period from the commencement of our Follow-on Offering through December 31, 2016, we issued 69.1 million shares of common stock generating total gross proceeds of $700.0 million pursuant to our Follow-on Offering, including 4.2 million shares of common stock and $40.5 million of gross proceeds pursuant to our Follow-on DRP.
From the commencement of our Offering through December 31, 2016, we incurred $117.5 million in selling commissions, $52.1 million in dealer manager fees and $11.5 million in other offering costs in connection with the issuance and distribution of our registered securities and $138.8 million of these costs have been reallowed to third parties.
From the commencement of our Offering through December 31, 2016, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.6 billion. From the commencement of our Offering through December 31, 2016, we used proceeds of $1.1 billion to purchase real estate equity investments, $219.4 million to acquire and originate real estate debt investments, $30.5 million to purchase a healthcare-related securities investment and $74.8 million to pay our Advisor acquisition fees.
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
For the year ended December 31, 2016, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	284,121	$9.51	284,121	(1)
February 1 to February 29	—	—	—
March 1 to March 31	—	—	—
April 1 to April 30	—	—	—
May 1 to May 31	266,860	$9.50	266,860	(1)
June 1 to June 30	—	—	—
July 1 to July 31	—	—	—
August 1 to August 31	524,952	$8.94	524,952	(1)
September 1 to September 30	—	—	—
October 1 to October 31	—	—	—
November 1 to November 30	688,694	$9.01	688,694	(1)
December 1 to December 31	—	—	—
Total	1,764,627	$9.15	1,764,627
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

As of December 31, 2016, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2016, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.

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

	Years Ended December 31,
	2016	2015	2014	2013(1)
	(Dollars in thousands, except per share data)
Operating Data:
Resident fee income	$102,915	$63,056	$14,511	$38
Rental income	132,108	28,456	8,038	488
Net interest income	18,970	17,763	7,490	375
Total revenues	255,578	111,216	30,039	901
Total expenses	334,887	149,791	34,125	3,471
Equity in earnings (losses) of unconsolidated ventures	(62,175)	(49,046)	(12,127)	—
Net income (loss)	(141,282)	(82,744)	(14,979)	(2,570)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(141,275)	(82,370)	(14,945)	(2,560)
Net income (loss) per share of common stock, basic/diluted	$(0.77)	$(0.63)	$(0.38)	$(1.26)
Distributions declared per share of common stock	$0.68	$0.68	$0.68	$0.50
________________________
(1) We commenced operations in February 2013.

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$223,102	$354,229	$267,672	$45,537	$202
Operating real estate, net	1,571,980	832,253	259,409	53,969	—
Investments in unconsolidated ventures	360,534	534,541	215,175	—	—
Real estate debt investments, net	74,558	192,934	146,267	11,250	—
Senior housing mortgage loans held in a securitization trust, at fair value	553,707	—	—	—	—
Total assets	2,958,209	2,002,228	917,104	115,839	202
Total borrowings	1,200,982	570,985	74,355	18,282	—
Senior housing mortgage obligations issued by a securitization trust, at fair value	522,933	—	—	—	—
Due to related party	219	443	755	1,141	—
Total liabilities	1,766,235	596,728	85,119	22,344	—
Total equity	1,191,974	1,405,500	831,985	93,495	202

	Years Ended December 31,
	2016	2015	2014	2013(1)
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$3,972	$(8,563)	$(1,920)	$(342)
Investing activities	(74,331)	(1,069,333)	(581,879)	(59,069)
Financing activities	(60,768)	1,164,453	805,934	104,746
________________________
(1) We commenced operations in February 2013.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data” and risk factors in Part I, Item 1A. Risk Factors of this report. References to “we,” “us” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries unless the context specifically requires otherwise.
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
We are externally managed and have no employees. Prior to January 11, 2017, we were managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM. Effective January 10, 2017, NSAM completed its previously announced mergers with Colony Capital, Inc., or Colony, NorthStar Realty Finance Corp., or NorthStar Realty, and Colony NorthStar, Inc., or Colony NorthStar, a wholly-owned subsidiary of NSAM, which we refer to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as our Sponsor. As a result of the mergers, our Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS.” CNI NSHC Advisors, LLC, as successor to NSAM J-NSHC Ltd, or our Advisor, is now a subsidiary of Colony NorthStar. Our Advisor manages our day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on our operations.
Our Sponsor and its affiliates also provide asset management and other services to NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies, private funds and any other companies our Sponsor and its affiliates may manage in the future, or collectively the Managed Companies, both in the United States and internationally. As of February 28, 2017, our Sponsor had an aggregate of $56.0 billion of assets under management, adjusted for commitments to acquire or sell certain investments by our Sponsor and the Managed Companies.
Previously, we were managed by an affiliate of NorthStar Realty until June 30, 2014, when it spun-off its asset management business into NSAM. Concurrent with the spin-off, our Advisor agreed to manage our day-to-day operations on terms substantially similar to those set forth in our prior advisory agreement with NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor. References to our Prior Advisor herein refer to the services performed by and fees paid and accrued to our Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no material impact on our operations.
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
From inception through March 22, 2017, we raised total gross proceeds of $1.9 billion, including $143.6 million in DRP proceeds.
Sources of Operating Revenues and Cash Flows
We generate revenues from resident fees, rental income and net interest income. Resident fee income from our senior housing operating facilities is recorded when services are rendered and includes resident room and care charges and other resident charges. Rental income is generated from our real estate for the leasing of space to various types of healthcare operators/tenants. Net interest income is generated from our debt and securities investments. Additionally, we report our proportionate interest of revenues and expenses from unconsolidated joint ventures which own healthcare real estate.
Profitability and Performance Metrics
We calculate FFO and MFFO (refer to “Non-GAAP Financial Measures – Funds from Operations and Modified Funds from Operations” for a description of these metrics) to evaluate the profitability and performance of our business.
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions during 2016, leading to increased levels of consumer confidence early in 2017. Although 2016 GDP growth of 1.6% remained below historical levels, the unemployment rate declined to 4.7% in December and wage levels are experiencing their first significant increases since 2009. Improved macroeconomic conditions have prompted the Federal Reserve to pursue measured interest rates increases, including the third rate increase in nine years in March 2017. The Federal Reserve has indicated that at least two additional interest rate increases are expected during 2017, further demonstrating its confidence in overall economic conditions.
Despite initial market volatility and uncertainty following the results of the non-binding referendum passed in the United Kingdom supporting the exit from the European Union and the U.S. Presidential election, the U.S. and global financial markets have since rebounded, with major market indices continuing to achieve record levels, including the Dow Jones Industrial Average surpassing 21,000 for the first time ever. In addition, benchmark 10-year interest rates in several key global economies, including England, Germany and Japan, have recently trended to positive territory, signaling normalized market conditions following periods of negative interest rates. While many global central banks continue to ease monetary policy to combat low inflation and economic stagnation, increased growth expectations in the United States may result in rising price levels and additional pressure to raise interest rates. The pace of these changes may create volatility in global debt and equity markets as the Federal Reserve seeks to reduce its large balance sheet holdings acquired in response to the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including potential infrastructure spending, healthcare reform and new trade policies, may also have a considerable impact on the trajectory of the U.S. and global economies during 2017.
Commercial real estate fundamentals remain relatively healthy across U.S. property types. Investor demand in 2016 for income-producing properties drove increased transaction activity, with rent levels, vacancy levels and property prices improving across most property sectors. Private real estate investment remained strong throughout early 2016 as many key markets and property types approached or surpassed their 2007 valuation peaks. Transaction activity slowed in late 2016, however, resulting in a flattening of price appreciation and concern that certain markets may be entering the late stage of the current real estate cycle. In addition, large amounts of ten-year debt originated during 2007 is set to mature in 2017, and these maturities may contribute to periodic volatility in the commercial real estate market. With CMBS issuance declining 25% in 2016, from $101.0 billion in 2015 to $76.0 billion in 2016, traditional capital sources such as banks and CMBS lenders may lack sufficient lending capacity to absorb the high refinancing demand. As regulatory uncertainty continues to limit CMBS issuance, these developments may provide attractive lending opportunities for new market participants such as alternative investment platforms, REITs and insurance companies. Industry experts estimate a projected total origination volume of approximately $55 billion for 2017, with the shift to non-traditional lenders resulting in higher underwriting standards that may support market stability and a protracted environment of increasing commercial real estate values.
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
Despite the growth in the industry and favorable market conditions and demographics, economic uncertainty may have a negative impact, weakening the market’s fundamentals and ultimately reducing a tenant’s/operator’s ability to make rent payments in accordance with the contractual terms of the lease, as well as the possibility for reduced income for our operating investments. In addition, increased development and competitive pressures may have an impact on some of our assets. Although senior housing average occupancy has remained relatively stable since 2014 at approximately 90% (source: NIC MAP 4Q16 Data Release Webinar & Discussion), to the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected as existing leases renew at lower rates and over longer periods of time and decreased cash flow in turn could impact the value of underlying properties and the borrowers’ ability to service their outstanding loans.
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
Our Strategy
Our primary business objectives are to make investments in our targeted assets that we expect will generate attractive risk-adjusted returns, stable cash flow for distributions and provide downside protection to our stockholders. We will seek to realize growth in the value of our real estate equity investments through appreciation and/or by timing their sale to maximize value. We will continue to identify strategic development opportunities for our existing and future investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide an optimal mix of services and enhance the overall value of our assets. We believe that our Advisor and its affiliates have a platform that derives a potential competitive advantage from the combination of experience, proven track record of successfully managing public companies, deep industry relationships and market-leading real estate credit underwriting and capital markets expertise which enables us to manage credit risk across our investments as well as to structure and finance our assets efficiently. In addition, we believe that such platform, and our Advisor’s and its affiliates’ capabilities, will be strengthened and enhanced as a result of the mergers of our Sponsor, Colony and NorthStar Realty as discussed above. We believe that our targeted investment types are complementary to each other due to overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar portfolio management and servicing skills to maximize value and to protect capital. We believe that mid-acuity senior housing facilities provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities benefit from positive demographic and economic trends and generally provide the broadest level of services to residents in a more cost-effective setting resulting in a longer length of stay for residents and less turnover in tenancy than in some other healthcare settings.
We began raising capital in 2013 and completed our Initial Offering on February 2, 2015 and our Follow-on Offering on January 19, 2016. We raised total gross proceeds of $1.9 billion including $143.6 million in DRP proceeds from inception through March 22, 2017. Since the successful completion of our Offering, we have only been raising new equity through our DRP.
The following table presents our investment activity for the year ended December 31, 2016 and from inception through December 31, 2016, adjusted for acquisitions through March 24, 2017 (dollars in thousands):

	Year Ended	From Inception through
	December 31, 2016	March 24, 2017
	Amount(1)(3)	Amount(1)(2)(3)
Investment Type:
Real estate equity	$635,176	$3,410,958
Real estate debt	—	220,887
Healthcare-related securities	57,514	57,514
Total	$692,690	$3,689,359
__________________________________

(1)
Includes initial purchase price, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation. For Healthcare-related securities, represents the principal amount of the security. Refer to Note 6. “Variable Interest Entities” of Part II, Item 8. “Financial Statements and Supplementary Data” for further detail.

(2)
Includes the (i) acquisition of additional senior housing and skilled nursing facilities in the Trilogy portfolio and (ii) the Bonaventure and Oak Cottage acquisitions, which closed in February 2017. Refer to “Recent Developments” for further detail.

(3)	Includes our proportionate interest in real estate held through joint ventures of $1.4 billion as of December 31, 2016.
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
Investing VIEs
Our investments in securitization financing entities, or Investing VIEs, include subordinate first-loss certificates in a securitization trust, generally referred to as Class B certificates, which represents interests in such VIEs. Investing VIEs are structured as pass through entities that receive principal and interest payments from the underlying debt collateral assets and distribute those payments to the securitization trust’s certificate holders, including the Class B certificates. A securitization trust will name a directing certificate holder, who is generally afforded the unilateral right to terminate and appoint a replacement for the special servicer, and as such, may qualify as the primary beneficiary of the trust.
If it is determined that we are the primary beneficiary of an Investing VIE as a result of acquiring the subordinate first-loss certificates in a securitization trust, we would consolidate the assets, liabilities, income and expenses of the entire Investing VIE. The assets held by an Investing VIE are restricted and can only be used to fulfill its own obligations. The obligations of an Investing VIE have neither any recourse to our general credit as the consolidator of an Investing VIE, nor to any of our other consolidated entities.
As of December 31, 2016, we held Class B certificates in an Investing VIE for which we have determined we are the primary beneficiary because we have the power to direct the activities that most significantly impact the economic performance of the securitization trust. Our Class B certificates, which represents the retained interest, and related interest income are eliminated in consolidation. In accordance with the Financial Accounting Standards Board, or FASB Accounting Standards Codification, or ASC 810, Consolidation, the assets, liabilities (obligations to the certificate holders of the securitization trust, less our retained interest from the Class B certificates of the securitization), income and expense of the entire Investing VIE are presented in our consolidated financial statements. In summary, we legally own the Class B certificates only. However, accounting principles generally accepted in the United States, or U.S. GAAP, requires us to gross up our consolidated financial statements to reflect the entire securitization trust. Regardless of the gross-up, our consolidated financial statements of operations reflects the net income attributable to our retained interest in the Class B certificates. Refer to Note 6. “Healthcare-Related Securities” of Part II, Item. 8 “Financial Statements and Supplementary Data” for further detail.
We may and have elected the fair value option for the initial recognition of the assets and liabilities of our consolidated Investing VIEs.  Interest income and interest expense associated with these VIEs will be recorded separately on the consolidated statements of operations. We will separately present the assets and liabilities of our consolidated Investing VIEs as “Senior housing mortgage loans held in a securitization trust, at fair value” and “Senior housing mortgage obligations issued by a securitization trust, at fair value”, respectively, on our consolidated balance sheets. Refer to Note 12. “Fair Value” of Part II, Item. 8 “Financial Statements and Supplementary Data” for further detail.
We have adopted guidance issued by the FASB, allowing us to measure both the financial assets and liabilities of a qualifying collateralized financing entity, or CFE, such as our Investing VIEs, using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the liabilities of our Investing VIE are marketable securities with observable trade data, their fair value is more observable and will be referenced to determine the fair value for assets of our Investing VIE. Refer to section “Fair Value Option” below for further discussion.

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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity or cost method, and for either method, we may elect the fair value option. We may account for an investment that does not qualify for equity method accounting using the cost method if we determine that we do not have significant influence.
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
Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which would be recorded as a reduction of cost of the investment.
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. We may elect to apply the fair value option for certain investments due to the nature of the instrument. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
We have elected the fair value option to account for the eligible financial assets and liabilities of our consolidated Investing VIEs in order to mitigate potential accounting mismatches between the carrying value of the instruments and the related assets and liabilities to be consolidated. We have adopted guidance issued by the FASB, allowing us to measure both the financial assets and liabilities of a qualifying CFE that we consolidate using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable.
Operating Real Estate
We account for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles such as in place leases, goodwill and above or below market mortgages assumed, as applicable. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful life of the assets. Construction costs incurred in connection with our investments are capitalized and included in operating real estate, net on our consolidated balance sheets. Construction in progress is not depreciated until the development is substantially completed. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations. We evaluate whether a real estate acquisition constitutes a business and whether business combination accounting is appropriate.
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

Real Estate Debt Investments
Real estate debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. Debt investments where we do not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated fair value.
Healthcare-Related Securities
We classify our securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income, or OCI, in our consolidated statements of equity. However, we may elect the fair value option for certain of our available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in our consolidated statements of operations. As of December 31, 2016, we held Class B certificates of a securitization trust, which represents our retained interest in the securitization trust, which we consolidate under U.S. GAAP. Refer to Note 6. “Healthcare-Related Securities”, of Part II, Item 8. “Financial Statements and Supplementary Data” for further discussion.
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
Financial assets and liabilities recorded at fair value on our consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
As discussed above, we elected the fair value option for the financial assets and liabilities of our consolidated Investing VIE. The Investing VIE is “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. We have determined that the fair value of the liabilities of the Investing VIE is more observable utilizing factors such as future cash flows, market transaction information, ratings, subordination levels and current market spread and pricing information where available. Quoted market prices are used when this debt trades as an asset. The quotes are not adjusted. The financial assets of the Investing VIE are not readily marketable and their fair value measurement requires information that may be limited in availability. Our methodology for valuing these assets does not value the individual assets of the Investing VIE, but rather uses the value of the VIE liabilities as an indicator of the fair value of VIE assets as a whole, we have determined that our valuations of VIE assets in their entirety should be classified in Level 3 of the fair value hierarchy.
To determine the fair value of liabilities of the Investing VIE, we maintain a comprehensive quarterly process that includes a valuation committee comprised of senior members of the investment and accounting teams that is designed to enable management to ensure the prices used are representative of fair value and the instruments are properly classified pursuant to the fair value hierarchy.

Initially, a member of the investment team on the valuation committee reviews the prices at quarter end to ensure current market conditions are fairly presented. The investment team is able to assess these values because they are actively engaged in the market, reviewing bid lists, recent sales and frequently have discussions with various banks and other financial institutions regarding the state of the market. We then perform a variety of analyses to ensure the quotes are in a range which we believe to be representative of fair value and to validate the quotes obtained and used in determining the ultimate value used in the financial statements. We review significant changes in fair value for individual instruments, both positive and negative, from the prior period. We perform back testing on any securities sold to validate the quotes used for the prior quarter. Where multiple quotes are available, we evaluate any large variance between the high and low price. We obtain any available market data that provides insight into the price through recent or comparable security trades, multiple dealer bids and other pertinent information. This data may be available through the dealer or based on data directly available to us. If as part of any of these processes, we are aware of data which we believe better supports the fair value, we challenge the quote provided by the dealer. Any discrepancy identified from our processes are reviewed and resolved. The valuation committee approves the final prices. We believe these procedures are designed to enable us to estimate fair value.
Once we determine fair value of the liabilities of the Investing VIE, we review to ensure the instrument is properly classified pursuant to the fair value hierarchy consistent with U.S. GAAP through our understanding of the valuation methodologies used by the pricing service via discussion with the dealer and review of any documentation describing its valuation methodology.
Generally, when fair value is based on quotes from dealers, we believe, based on our analysis, such quotes are based on observable inputs and are therefore classified as Level 2. Where the price is based on either a single dealer quote or an internal pricing model, we generally consider such price to be based on less observable data and therefore classify such instruments as Level 3.
Revenue Recognition
Operating Real Estate
Rental income includes rental and escalation income from operating real estate and is derived from leasing of space to various types of tenants and healthcare operators. Rental revenue recognition commences when the tenant takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the consolidated balance sheets. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is recognized in the same period as the expenses are incurred.
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
Healthcare-Related Securities
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
Credit Losses and Impairment on Investments
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations. As of December 31, 2016, we did not have any impaired operating real estate.
An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts. As of December 31, 2016 and 2015, we had an allowance for doubtful accounts of $0.6 million and an immaterial amount, respectively.
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that we will not be able to collect all principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2016, we did not have any impaired real estate debt investments.
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
Healthcare-Related Securities
Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments as losses occur.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for us will be January 1, 2018. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. We are currently assessing the potential effect of the adoption on our consolidated financial statements and related disclosures, as applicable.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on our consolidated financial position or results of operations. Refer to Note 6, “Variable Interest Entities”, for further discussion.
In January 2016, the FASB issued an accounting update that addressed certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We do not have any equity investments with readily determinable fair value recorded as available-for-sale. We do not believe that this guidance will have a material impact on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the potential effect the adoption of this guidance will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. We will adopt the new guidance prospectively on January 1, 2017 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. We will adopt the new guidance prospectively on January 1, 2017 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.
In June 2016, the FASB issued guidance that changes the impairment model for certain financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the incurred loss approach. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. We are currently assessing the potential effect the adoption of this guidance will have on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued guidance that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. We do not believe that this guidance will have a material impact on our consolidated financial statements and related disclosures.
In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. We do not believe that this guidance will have a material impact on our consolidated financial statements and related disclosures.
In January 2017 the FASB issued guidance to clarify the definition of a business under ASC 805, Business Combinations. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments in this update will be applied on a prospective basis. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets).
In January 2017, the FASB issued guidance which removes Step 2 from the goodwill impairment test. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently assessing the potential effect the adoption of this guidance will have on our consolidated financial statements and related disclosures.

Results of Operations
Comparison of the Year Ended December 31, 2016 to 2015 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Property and other revenues
Resident fee income	$102,915	$63,056	$39,859	63.2%
Rental income	132,108	28,456	103,652	364.3%
Other revenue	1,585	1,941	(356)	(18.3)%
Total property and other revenues	236,608	93,453	143,155	153.2%
Net interest income
Interest income on debt investments	17,720	17,763	(43)	(0.2)%
Interest income on mortgage loans held in a securitized trust	5,022	—	5,022	100.0%
Interest expense on mortgage obligations issued by a securitization trust	3,772	—	3,772	100.0%
Net interest income	18,970	17,763	1,207	6.8%

Expenses
Property operating expenses	129,954	45,773	84,181	183.9%
Interest expense	50,243	17,617	32,626	185.2%
Other expenses related to securitization trust	765	—	765	100.0%
Transaction costs	2,204	5,765	(3,561)	(61.8)%
Asset management and other fees-related party	45,092	33,385	11,707	35.1%
General and administrative expenses	24,843	20,213	4,630	22.9%
Depreciation and amortization	81,786	27,038	54,748	202.5%
Total expenses	334,887	149,791	185,096	123.6%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	298	—	298	100.0%
Realized gain (loss) on investments and other	600	(721)	1,321	(183.2)%
Gain (loss) on consolidation of unconsolidated venture (refer to Note 3)	6,408	—	6,408	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(72,003)	(39,296)	(32,707)	83.2%
Equity in earnings (losses) of unconsolidated ventures	(62,175)	(49,046)	(13,129)	26.8%
Income tax benefit (expense)	(7,104)	5,598	(12,702)	(226.9)%
Net income (loss)	$(141,282)	$(82,744)	$(58,538)	70.7%
Revenues
Resident Fee Income
Resident fee income increased $39.9 million, as a result of our RIDEA properties included in the acquisition of the Watermark Fountains portfolio contributing a full year of rental income in 2016 versus seven months in 2015, and an increase in occupancy for all Watermark Fountains RIDEA properties for the year ended 2016 as compared to the same period in 2015.
Rental Income
Rental income increased $103.7 million, primarily as a result of the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016, which is now 100% owned and consolidated in our statements of operations, as well as the net lease properties included in the acquisition of the Watermark Fountains portfolio, contributing a full year of rental income in 2016 versus seven months in 2015 from the date of acquisition in June 2015.

Net Interest Income
Net interest income increased $1.2 million, primarily as a result of our investment in the Class B certificates of a securitization trust in October 2016. This increase was offset by a decrease in interest income from debt investments resulting from the repayment of one debt investment in 2015 and three debt investments in the fourth quarter of 2016 offset by the origination of one new debt investment in July 2015.
Expenses
Property Operating Expenses
Property operating expenses increased $84.2 million, primarily as a result of the acquisition of the remaining 60% equity interest in the Winterfell portfolio in March 2016 and the RIDEA properties in the Watermark Fountains portfolio acquired in June 2015.
Interest Expense
Interest expense increased $32.6 million, primarily as a result of the mortgage notes payable assumed in connection with the acquisition of the Winterfell portfolio in March 2016 and the Watermark Fountains portfolio in June 2015.
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the year ended December 31, 2016 are primarily a result of the acquisition of the remaining 60% equity interest in the Winterfell portfolio in March 2016 and professional fees incurred to finalize certain purchase price allocations related to 2016 and 2015 investment activities. Transaction costs for the year ended December 31, 2015 are a result of costs associated with the acquisition of the Watermark Fountains portfolio in June 2015.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increased $11.7 million, as a result of an increase in invested assets, which increased to $3.3 billion as of December 31, 2016 from $1.9 billion as of December 31, 2015. This increase was partially offset by a decrease in acquisition fees related to a lower level of investment activity during 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increased $4.6 million, primarily as a result of increased operating costs of a larger investment portfolio during 2016 and $0.7 million of general and administrative expenses related to the securitization trust that U.S. GAAP requires us to consolidate.
Depreciation and Amortization
Depreciation and amortization expense increased $54.7 million, primarily as a result of the acquisition of the remaining 60% equity interest in the Winterfell portfolio in March 2016 and the full year impact of the June 2015 acquisition of the Watermark Fountains portfolio.
Other Income (Loss)
Unrealized Gain (loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
Unrealized gain of $0.3 million on senior housing mortgage loans and debt held in a securitization trust was attributable to the change in the fair value of our investment in a Freddie Mac securitization in October 2016.
Realized Gain (Loss) on Investments and Other
Realized gain on investments and other of $0.6 million for the year ended December 31, 2016 resulted from the sale of three Remainder Interests in the Watermark Fountains portfolio. Realized loss on investments and other of $0.7 million for the year ended December 31, 2015 was a result of a loss on the termination of our credit facility, partially offset by a gain on the sale of one Remainder Interest in the Watermark Fountains portfolio.
Gain (loss) on Consolidation of Unconsolidated Venture
The gain on consolidation of unconsolidated venture of $6.4 million was attributable to an adjustment to the carrying value of our equity investment in the Winterfell portfolio as a result of the acquisition of the remaining equity interest in the portfolio in March 2016.

Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures increased $13.1 million primarily as a result of depreciation and amortization expense from underlying real estate portfolios acquired via two separate joint ventures during the second half of 2015. Excluding depreciation and amortization of $44.3 million for all unconsolidated ventures, equity in earnings of unconsolidated ventures increased $31.1 million primarily as a result of operating income from investments in the Espresso and Trilogy joint ventures during the second half of 2015 and non-recurring transaction costs incurred in 2015 related to the acquisition of (i) a 40% interest in the Winterfell portfolio, (ii) the Espresso joint venture, and (iii) the Trilogy joint venture.
Income Tax Benefit (Expense)
The income tax benefit (expense) for the years ended December 31, 2016 and 2015 was $(7.1) million and $5.6 million, respectively, related to our RIDEA properties, which operate through a TRS structure. In the first quarter of 2016, we recorded a full valuation allowance of $7.0 million on our deferred tax asset as we believe that it is more likely than not to be unrealized. As of December 31, 2016, there are no changes to our valuation allowance.
Comparison of the Year Ended December 31, 2015 to 2014 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Property and other revenues
Resident fee income	$63,056	$14,511	$48,545	334.5%
Rental income	28,456	8,038	20,418	254.0%
Other revenue	1,941	—	1,941	100.0%
Total property and other revenues	93,453	22,549	70,904	314.4%

Interest income on debt investments	17,763	7,490	10,273	137.2%

Expenses
Property operating expenses	45,773	10,810	34,963	323.4%
Interest expense	17,617	2,981	14,636	491.0%
Transaction costs	5,765	3,405	2,360	69.3%
Asset management and other fees-related party	33,385	8,220	25,165	306.1%
General and administrative expenses	20,213	4,418	15,795	357.5%
Depreciation and amortization	27,038	4,291	22,747	530.1%
Total expenses	149,791	34,125	115,666	338.9%
Other income (loss)
Realized gain (loss), net	(721)	(156)	(565)	362.2%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(39,296)	(4,242)	(35,054)	826.4%
Equity in earnings (losses) of unconsolidated ventures	(49,046)	(12,127)	(36,919)	304.4%
Income tax benefit (expense)	5,598	1,390	4,208	302.7%
Net income (loss)	$(82,744)	$(14,979)	$(67,765)	452.4%
Revenues
Resident Fee Income
Resident fee income increase of $48.5 million was primarily driven by RIDEA properties acquired in 2015.
Rental Income
Rental income increase of $20.4 million was mainly attributable to the net lease properties included in the acquisition of the Watermark Fountains portfolio in June 2015.

Other Revenue
Other revenue of $1.9 million was related to a commitment fee received for a real estate debt investment.
Interest Income
Interest income increase of $10.3 million was generated by new investments in our real estate debt segment in 2015.
Expenses
Property Operating Expenses
Property operating expenses increase of $35.0 million was primarily attributable to RIDEA properties acquired in 2015.
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
Other Income (Loss)
Realized Gain (Loss), net
Realized loss increase of $0.6 million related to the write-off of deferred financing costs resulting from the termination of our Term Loan Facility, which was partially offset by the gain on sale of three remainder interest units in our Watermark Fountains portfolio.
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
Income Tax Benefit (Expense)
The income tax benefit for the year ended December 31, 2015 represents a net benefit of $5.6 million related to our RIDEA properties, which operate through our TRS. The income tax net benefit for the year ended December 31, 2014 was $1.4 million related to our senior housing facilities operating under a RIDEA structure.

Liquidity and Capital Resources
We require capital to fund our investment activities, operating expenses and to make distributions. We obtained the capital required to acquire and manage our healthcare real estate portfolio and conduct our operations from the proceeds of our Offering. We do not currently intend to conduct any future offerings, other than through our DRP. We may access additional capital from secured or unsecured financings from banks and other lenders, net proceeds from asset repayments and sales and from any undistributed funds from our operations. As of March 24, 2017, we had $144.5 million of investable cash.
Offering
From inception through March 22, 2017, we have raised total gross proceeds of $1.9 billion, including $143.6 million in DRP proceeds.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of December 31, 2016, our leverage was 51.9%, which we expect to remain consistent going forward.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our Advisor, our Prior Advisor and our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering costs through the completion of our Offering were 10.4% of total proceeds raised from our Offering, below the 15.0% maximum allowed. We expect to continue to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and acquisition or origination of investments, the management of our assets and costs incurred by our Advisor in providing services to us. On June 30, 2014, we entered into a new advisory agreement with our Advisor, on terms substantially similar to those set forth in our prior advisory agreement with our Prior Advisor, which has a one-year term but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and our board of directors, including a majority of our independent directors. On June 30, 2015, we renewed our advisory agreement with our Advisor for an additional one-year term on terms identical to those previously in effect. We renewed our advisory agreement with our Advisor on June 30, 2016 for an additional one-year term on terms identical to those previously in effect.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,
Cash flow provided by (used in):	2016	2015	2014	2016 vs. 2015 Change	2015 vs. 2014 Change
Operating activities	$3,972	$(8,563)	$(1,920)	$12,535	$(6,643)
Investing activities	(74,331)	(1,069,333)	(581,879)	995,002	(487,454)
Financing activities	(60,768)	1,164,453	805,934	(1,225,221)	358,519
Net increase (decrease) in cash	$(131,127)	$86,557	$222,135	$(217,684)	$(135,578)
Year Ended December 31, 2016 Compared to December 31, 2015
Operating Activities
Net cash provided by operating activities was $4.0 million for the year ended December 31, 2016 compared to net cash used in operating activities of $8.6 million for the year ended December 31, 2015. The increase of $12.5 million in net cash provided by operating activities was primarily related to earnings from new investments, offset by an increase in fees paid to our Advisor for the management of our investments, and other general and administrative expenses.
Investing Activities
Net cash used in investing activities was $74.3 million for the year ended December 31, 2016 compared to $1.1 billion for the year ended December 31, 2015. The decrease of $995.0 million was primarily related to lower real estate equity and debt investment activity for the year ended December 31, 2016 compared to the year ended December 31, 2015.
Financing Activities
Net cash used in financing activities was $60.8 million for the year ended December 31, 2016 compared to net cash provided by financing activities of $1.2 billion for the year ended December 31, 2015. The decrease of $1.2 billion was primarily related to lower borrowings due to less investment activity and the receipt of fewer proceeds from the issuance of common stock since our Offering ended in January 2016. Net cash used in financing activities for the year ended December 31, 2016 was primarily related to distributions paid on, and redemption of, our common stock, offset by issuance of common stock under our DRP.
Year Ended December 31, 2015 Compared to December 31, 2014
Operating Activities
Net cash used in operating activities was $8.6 million for the year ended December 31, 2015 compared to $1.9 million for the year ended December 31, 2014. The $6.6 million increase in net cash used in operating activities was primarily related an increase in fees paid to our Advisor for the management of our investments resulting from a substantial increase in investment activity made during the period and other general and administrative expenses, transaction costs and interest expense due to additional borrowings on mortgage notes. This increase was partially offset by the net income generated from our real estate equity and debt investments.
Investing Activities
Net cash used in investing activities was $1.1 billion for the year ended December 31, 2015 compared to $581.9 million for the year ended December 31, 2014. The $487.5 million increase in net cash used in investing activities was primarily related to real estate equity investments and investments in unconsolidated ventures.
Financing Activities
Net cash provided by financing activities was $1.2 billion for the year ended December 31, 2015 compared to $805.9 million for the year ended December 31, 2014. The $358.5 million increase in net cash provided by financing activities is primarily related to new borrowings in connection with new acquisitions and net proceeds from the issuance of common stock through our Offering, partially offset by distributions paid on, and redemption of, our common stock and payment of deferred financing costs.
Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2016 (dollars in thousands):

	Payments Due by Period(1)
		2017	2018 - 2019	2020 - 2021
	Total	Less than 1 year	1-3 years(5)	3-5 years(6)	More than 5 years
Mortgage notes payable	$1,236,221	$3,254	$55,289	$80,325	$1,097,353
Estimated interest payments(2)	348,525	50,241	99,313	92,905	106,066
Total(3)(4)	$1,584,746	$53,495	$154,602	$173,230	$1,203,419
_____________________________________

(1)	Excludes the interest and principal obligations related to the securitization trust, due to the fact that these obligations do not have any recourse to us.

(2)
Estimated interest payments are based on the weighted average life of the borrowings. Applicable LIBOR rate plus the respective spread as of December 31, 2016 was used to estimate payments for our floating-rate borrowings.

(3)	Excludes construction related and other commitments for future development.

(4)
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

(5)	Total includes $61.0 million and $93.6 million for years ended December 31, 2018 and 2019, respectively.

(6)	Total includes $69.9 million and $103.4 million for years ended December 31, 2020 and 2021, respectively.
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
Off-Balance Sheet Arrangements
As of December 31, 2016, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Acquisition Fee
Our Advisor also receives fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by us, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an indirect equity investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by us to acquire or originate debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle). An acquisition fee incurred related to an equity investment is generally expensed as incurred. A fee paid to our Advisor in connection with the acquisition of an equity or debt investment in an unconsolidated joint venture is generally included in investments in unconsolidated ventures on the consolidated balance sheets when we do not elect the fair value option for an investment. However, when we elect the fair value option for an investment we expense the acquisition fee. A fee paid to our Advisor in connection with the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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

Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to our Advisor and our Dealer Manager for the years ended December 31, 2016 and 2015 and the amount due to related party as of December 31, 2016 and 2015 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2015	Year Ended December 31, 2016		Due to Related Party as of December 31, 2016
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$22	$32,712	$(32,722)	$12
Acquisition(1)	Investments in unconsolidated ventures/Asset management and other fees-related party	378	13,924	(14,236)	66
Disposition(1)	Real estate debt investments, net	—	146	(146)	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	4	23,670	(23,533)	141
Organization	General and administrative expenses	—	—	—	—
Offering	Cost of capital(3)	39	447	(486)	—
Selling commissions	Cost of capital(3)	—	58	(58)	—
Dealer Manager Fees	Cost of capital(3)	—	25	(25)	—
Total		$443	$70,982	$(71,206)	$219
_____________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees-related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursements. From inception through December 31, 2016, the Advisor waived $0.3 million of acquisition fees related to healthcare-related securities.

(2)
As of December 31, 2016, our Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to us. For the year ended December 31, 2016, total operating expenses included in the 2%/25% Guidelines represented 1.73% of average invested assets and 87.5% of net loss without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(3)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2016, the ratio of offering costs to total capital raised was 0.8%.

The following tables present the fees and reimbursements incurred to our Advisor and our Dealer Manager for the years ended December 31, 2015 and 2014 and the amount due to related party as of December 31, 2015 and 2014 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2014	Year Ended December 31, 2015		Due to Related Party as of December 31, 2015
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$6	$19,015	$(18,999)	$22
Acquisition(1)	Real estate debt investments, net/Investments in unconsolidated ventures/Asset management and other fees-related party	245	38,449	(38,316)	378
Disposition(1)	Real estate debt investments, net	—	113	(113)	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	12	19,344	(19,352)	4
Organization	General and administrative expenses	2	—	(2)	—
Offering	Cost of capital(3)	490	5,038	(5,489)	39
Selling commissions	Cost of capital(3)	—	52,080	(52,080)	—
Dealer Manager Fees	Cost of capital(3)	—	23,274	(23,274)	—
Total		$755	$157,313	$(157,625)	$443
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

(2)
As of December 31, 2015, our Advisor had incurred unreimbursed operating costs on our behalf of $7.6 million that were eligible to be allocated to us. For the year ended December 31, 2015, total operating expenses included in the 2%/25% Guidelines represented 2.0% of average invested assets and 66.3% of net loss without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(3)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2015, the ratio of offering costs to total capital raised was 9.8%.

NorthStar Realty Purchase of Common Stock
In January 2015, our board of directors approved an amended and restated distribution support agreement, or our Distribution Support Agreement, extending the term until February 6, 2017. Pursuant to our Distribution Support Agreement, NorthStar Realty, currently a subsidiary of our Sponsor, committed to purchase up to an aggregate of $10.0 million in shares of our common stock at a price of $9.00 per share during our Initial Offering and at $9.18 per share during our Follow-on Offering, if cash distributions exceed MFFO to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of our common stock for $2.0 million under our Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of December 31, 2016, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 588,116 shares of our common stock for $5.3 million. As our Follow-on Offering has now been completed, NorthStar Realty has no further obligation to purchase shares under the Distribution Support Agreement.
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
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and us, our Sponsor acquired a 43%, as adjusted, ownership interest in AHI and Mr. James F. Flaherty III, a strategic partner of our Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Realty. In connection with our Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to our Advisor,

NorthStar Realty and us. AHI currently provides such services to us with respect to our interest in the Griffin-American portfolio and Winterfell portfolio. Consequently, AHI assists our Advisor in managing the Griffin-American and Winterfell portfolios and may assist with other healthcare assets owned by us in the future.
The Griffin-American joint venture sold 35 MOBs in December 2016 and one MOB in January 2017, within the Griffin-American portfolio for an aggregate $782.5 million. Our proportionate share of net proceeds generated from the sale after repayment of debt totaled $13.5 million, of which $0.5 million was received related to the sale in January 2017. Our proportionate share of realized gains recognized from this sale in 2016 was $1.7 million.
In December 2015, we, through a joint venture with Griffin-American Healthcare REIT III, Inc., or GAHR3, a REIT sponsored and advised by AHI, acquired a 29% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for our interest. The purchase was approved by our board of directors, including all of our independent directors. In June 2016, in accordance with the joint venture agreement, we funded an additional capital contribution of $18.8 million for a total contribution of $220.5 million. The additional funding related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
In March 2016, we acquired NorthStar Realty’s 60.0% interest in a joint venture, or the Winterfell JV, which owned 32 private pay independent living facilities, or the Winterfell portfolio, for a purchase price of $537.8 million, excluding escrows and subject to customary proration and adjustments. The transaction was approved by our board of directors, including all of our independent directors, and the purchase price was supported by an independent third-party appraisal for the Winterfell portfolio. We originally acquired a 40.0% equity interest in the Winterfell JV in May 2015. We accordingly now own 100.0% of the equity in the Winterfell portfolio as of March 2016 and consolidate the portfolio. Prior to March 2016, we accounted for our equity investment in the Winterfell JV as an unconsolidated venture under the equity method. For the three months ended March 31, 2016, we recognized $1.4 million in equity in earnings and received $0.6 million cash distributions.
Origination of Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, the Espresso joint venture, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.
Recent Developments
Distribution Reinvestment Plan
For the period from January 1, 2017 through March 24, 2017, we issued 1.8 million shares pursuant to the DRP, representing gross proceeds of $16.7 million.
Distributions
On March 15, 2017, our board of directors approved a daily cash distribution of $0.001849315 per share of common stock for each of the three months ended June 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2017 through March 24, 2017, we repurchased 0.9 million shares for a total of $8.6 million or a weighted average price of $9.19 per share under our Share Repurchase Program that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
Trilogy Joint Venture
In January 2017, in accordance with the joint venture agreement, we funded an additional pro-rata capital contribution of $5.3 million for a total inception to date contribution of $225.8 million. The additional funding related to certain business initiatives, including the exercise of certain purchase options.
New Investments
Bonaventure
In February 2017, we completed the acquisition of the Bonaventure portfolio, which is comprised of five ILF/ALF totaling 453 units located in Oregon and Washington, for a purchase price of $98.9 million, excluding escrows and subject to customary prorations and adjustments. We funded the acquisition with approximately $28.4 million of equity and obtained five ten-year fixed rate mortgage notes payable with total principal balance of $72.5 million.
Oak Cottage of Santa Barbara
In February 2017, we completed the acquisition of a 40 unit MCF located in Santa Barbara, California, for a purchase price of $18.6 million, excluding escrows and subject to customary prorations and adjustments. We funded the acquisition with approximately $16.2 million of equity and $3.5 million seller financing and we intend to seek additional financing.
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
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that FFO and MFFO are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by NAREIT as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
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
Due to certain of the unique features of publicly-registered, non-traded REITs, IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the SEC nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP. In addition, MFFO is not a useful measure in evaluating NAV since an impairment is taken into account in determining NAV but not in determining MFFO.
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
MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves/impairment on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. With respect to debt investments, we consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If the estimated fair value of the underlying collateral for the debt investment is less than its net carrying value, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. With respect to a real estate investment, a property’s value is considered impaired if a triggering event is identified and our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. The value of our investments may be impaired and their carrying values may not be recoverable due to our limited life. Investors should note that while impairment charges are excluded from the calculation of MFFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flow and the relatively limited term of a non-traded REIT’s anticipated operations, it could be difficult to recover any impairment charges through operational net revenues or cash flow prior to any liquidity event.
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
We purchased Class B healthcare-related securities in a securitization trust at a discount to par value, and would have recorded the accretion of the discount as interest income (which we refer to as the effective yield) had we been able to record the transaction as an available for sale security.  As we were granted certain rights with our purchase, U.S. GAAP requires us to consolidate the whole securitization trust and eliminate the Class B securities.  We believe that reporting the effective yield in MFFO provides better insight to the expected contractual cash flows and is more consistent with our review of operating performance.  The effective yield computation under U.S. GAAP and MFFO is the same.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(141,275)	$(82,370)	$(14,945)
Adjustments:
Depreciation and amortization	81,786	27,038	4,291
Depreciation and amortization related to unconsolidated ventures	87,065	42,801	3,390
Depreciation and amortization related to non-controlling interests	(564)	(568)	(62)
(Gain) loss on consolidation of unconsolidated venture	(6,408)	—	—
Realized gain from sales of property related to unconsolidated ventures	(1,653)	—	—
Impairment losses of depreciable real estate held by unconsolidated ventures	1,451	276	—
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$20,402	$(12,823)	$(7,326)
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$20,402	$(12,823)	$(7,326)
Adjustments:
Acquisition fees and transaction costs	14,585	20,114	8,207
Straight-line rental (income) loss, net	(1,780)	(3,413)	(1,149)
Amortization of premiums, discounts and fees on investments and borrowings, net	4,118	1,684	906
Amortization of discounts on healthcare-related securities	328	—	—
Deferred tax (benefit) expense	7,019	(5,611)	(1,415)
Adjustments related to unconsolidated ventures(1)	20,685	38,077	11,884
Adjustments related to non-controlling interests	(23)	(147)	(34)
Realized (gain) loss on investments and other	(600)	721	156
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust	(298)	—	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$64,436	$38,602	$11,229
___________________________________

(1)
Primarily represents our proportionate share of transaction costs and amortization of above/below market debt adjustments and deferred financing costs incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. Based on our estimated net asset value per share of $9.10 as of June 30, 2016, our annualized distribution amount represents an effective current yield of 7.4%. From the date of our first investment on April 5, 2013 through December 31, 2016, we paid an annualized distribution amount of $0.675 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the years ended December 31, 2016 and year ended December 31, 2015 (dollars in thousands):

	Years Ended December 31,
	2016		2015
Distributions(1)
Cash	$55,223		$38,972
DRP	67,919		49,299
Total	$123,142		$88,271

Sources of Distributions(1)
FFO(2)	$20,402	17%	$—	—%

Offering proceeds - Distribution support	—	—%	2,614	3%
Offering proceeds - Other	102,740	83%	85,657	97%
Total	$123,142	100%	$88,271	100%

Cash Flow Provided by (Used in) Operations	$3,972		$(8,563)
_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through December 31, 2016, we declared $239.4 million in distributions. Cumulative FFO for the period from April 5, 2013 through December 31, 2016 was $(2.2) million.

Distributions in excess of our cash flow provided by operations were paid using Offering proceeds, including from the purchase of additional shares by NorthStar Realty. In the future, we expect that our distributions will be paid from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. Future distributions declared and paid may exceed cash flow provided by operations. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments, as well as changes in net interest income of our real estate debt investments. As of December 31, 2016, 6.8% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. Of the floating rate liabilities, 100% related to our directly owned operating real estate equity investment mortgage notes payable.
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
Our debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments and expenses from our borrowings. As of December 31, 2016, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $0.8 million annually. We did not have any floating rate real estate debt investments as of December 31, 2016.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of December 31, 2016, we had one fixed-rate debt investment with a carrying value of $74.5 million.
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
Credit Risk
We are subject to the credit risk of the operators or managers of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator or manager’s business as well as an assessment of the strategic importance of the underlying real estate to the operator or manager’s core business operations. Where appropriate, we may seek to augment the operator or manager’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases, management agreements or joint venture arrangements. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. The extent of pending or future healthcare regulation may have a material impact on the valuation and financial performance of this portion of our portfolio. For the year ended December 31, 2016, gross revenues from two of our operators, Watermark Retirement Communities and Holiday Retirement Communities, represented 49.0% and 38.6%, respectively, of our total revenues attributable to direct investments. No other operator generated more than 10% of gross revenues during the year ended December 31, 2016.
Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2016, three debt investments each contributed more than 10.0% of interest income. As of December 31, 2016, one borrower, a subsidiary of the Espresso joint venture, represented 100.0% of the aggregate principal amount of our debt investments.

Item 8.    Financial Statements and Supplementary Data
The consolidated financial statements of NorthStar Healthcare Income, Inc. and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm’s report thereon are included in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Healthcare Income, Inc.
We have audited the accompanying consolidated balance sheets of NorthStar Healthcare Income, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Healthcare Income, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
New York, New York
March 30, 2017

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$223,102	$354,229
Restricted cash	28,790	15,612
Operating real estate, net	1,571,980	832,253
Investments in unconsolidated ventures (refer to Note 4)	360,534	534,541
Real estate debt investments, net	74,558	192,934
Senior housing mortgage loans held in a securitization trust, at fair value	553,707	—
Receivables, net	12,260	8,016
Deferred costs and intangible assets, net	116,404	44,261
Other assets	16,874	20,382
Total assets(1)	$2,958,209	$2,002,228

Liabilities
Mortgage notes payable, net	$1,200,982	$570,985
Senior housing mortgage obligations issued by a securitization trust, at fair value	522,933	—
Due to related party	219	443
Escrow deposits payable	3,209	2,046
Distribution payable	10,579	10,002
Accounts payable and accrued expenses	25,105	10,234
Other liabilities	3,208	3,018
Total liabilities(1)	1,766,235	596,728
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 185,034,967 and 179,137,202 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	1,850	1,791
Additional paid-in capital	1,666,479	1,614,452
Retained earnings (accumulated deficit)	(480,516)	(216,099)
Accumulated other comprehensive income (loss)	(1,188)	—
Total NorthStar Healthcare Income, Inc. stockholders’ equity	1,186,625	1,400,144
Non-controlling interests	5,349	5,356
Total equity	1,191,974	1,405,500
Total liabilities and equity	$2,958,209	$2,002,228
__________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of December 31, 2016, the assets and liabilities of the Operating Partnership include $1.0 billion and $828.5 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2. “Summary of Significant Accounting Policies”.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2016	2015	2014
Property and other revenues
Resident fee income	$102,915	$63,056	$14,511
Rental income	132,108	28,456	8,038
Other revenue	1,585	1,941	—
Total property and other revenues	236,608	93,453	22,549
Net interest income
Interest income on debt investments	17,720	17,763	7,490
Interest income on mortgage loans held in a securitized trust	5,022	—	—
Interest expense on mortgage obligations issued by a securitization trust	3,772	—	—
Net interest income	18,970	17,763	7,490
Expenses
Real estate properties - operating expenses	129,954	45,773	10,810
Interest expense	50,243	17,617	2,981
Other expenses related to securitization trust	765	—	—
Transaction costs	2,204	5,765	3,405
Asset management and other fees - related party	45,092	33,385	8,220
General and administrative expenses	24,843	20,213	4,418
Depreciation and amortization	81,786	27,038	4,291
Total expenses	334,887	149,791	34,125
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	298	—	—
Realized gain (loss) on investments and other	600	(721)	(156)
Gain (loss) on consolidation of unconsolidated venture (refer to Note 3)	6,408	—	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(72,003)	(39,296)	(4,242)
Equity in earnings (losses) of unconsolidated ventures	(62,175)	(49,046)	(12,127)
Income tax benefit (expense)	(7,104)	5,598	1,390
Net income (loss)	(141,282)	(82,744)	(14,979)
Net (income) loss attributable to non-controlling interests	7	374	34
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(141,275)	$(82,370)	$(14,945)
Net income (loss) per share of common stock, basic/diluted	$(0.77)	$(0.63)	$(0.38)
Weighted average number of shares of common stock outstanding, basic/diluted	182,446,286	131,104,887	39,804,750

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$(141,282)	$(82,744)	$(14,979)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(1,188)	—	—
Total other comprehensive income (loss)	(1,188)	—	—
Comprehensive income (loss)	(142,470)	(82,744)	(14,979)
Comprehensive (income) loss attributable to non-controlling interests	7	374	34
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(142,463)	$(82,370)	$(14,945)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2013	10,985	$110	$97,055	$(3,872)	$—	$93,293	$202	$93,495
Net proceeds from issuance of common stock	85,691	857	765,872	—	—	766,729	—	766,729
Issuance and amortization of equity-based compensation	8	—	60	—	—	60	—	60
Non-controlling interests - contributions	—	—	—	—	—	—	1,090	1,090
Shares redeemed for cash	(14)	—	(142)	—	—	(142)	—	(142)
Distributions declared	—	—	—	(26,641)	—	(26,641)	—	(26,641)
Proceeds from distribution reinvestment plan	1,302	13	12,360	—	—	12,373	—	12,373
Net income (loss)	—	—	—	(14,945)		(14,945)	(34)	(14,979)
Balance as of December 31, 2014	97,972	$980	$875,205	$(45,458)	$—	$830,727	$1,258	$831,985
Net proceeds from issuance of common stock	76,761	767	696,724	—	—	697,491	—	697,491
Issuance and amortization of equity-based compensation	12	—	115	—	—	115	—	115
Non-controlling interests - contributions	—	—	—	—	—	—	4,472	4,472
Shares redeemed for cash	(407)	(4)	(3,924)	—	—	(3,928)	—	(3,928)
Distributions declared	—	—	—	(88,271)	—	(88,271)	—	(88,271)
Proceeds from distribution reinvestment plan	4,799	48	46,332	—	—	46,380	—	46,380
Net income (loss)	—	—	—	(82,370)	—	(82,370)	(374)	(82,744)
Balance as of December 31, 2015	179,137	$1,791	$1,614,452	$(216,099)	$—	$1,400,144	$5,356	$1,405,500
Net proceeds from issuance of common stock	81	1	295	—	—	296	—	296
Issuance and amortization of equity-based compensation	14	—	166	—	—	166	—	166
Non-controlling interests - contributions	—	—	—	—	—	—	291	291
Non-controlling interests - distributions	—	—	—	—	—	—	(291)	(291)
Shares redeemed for cash	(1,765)	(18)	(16,120)	—	—	(16,138)	—	(16,138)
Distributions declared	—	—	—	(123,142)	—	(123,142)	—	(123,142)
Proceeds from distribution reinvestment plan	7,568	76	67,686	—	—	67,762	—	67,762
Other comprehensive income (loss)	—	—	—	—	(1,188)	(1,188)	—	(1,188)
Net income (loss)	—	—	—	(141,275)	—	(141,275)	(7)	(141,282)
Balance as of December 31, 2016	185,035	$1,850	$1,666,479	$(480,516)	$(1,188)	$1,186,625	$5,349	$1,191,974

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(141,282)	$(82,744)	$(14,979)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	62,175	49,046	12,127
Depreciation and amortization	81,786	27,038	4,291
Amortization of below market debt adjustment	2,339	—	—
Straight-line rental income, net	(1,780)	(3,413)	(1,149)
Amortization of premium/accretion of discount on investments	(35)	107	141
Amortization of deferred financing costs	1,813	1,552	605
Amortization of equity-based compensation	166	115	60
Deferred income tax (benefit) expense, net	7,019	(5,611)	(1,415)
Realized (gain) loss on investments and other	(600)	721	156
(Gain) loss on consolidation of unconsolidated venture (refer to Note 3)	(6,408)	—	—
Unrealized (gain) loss on senior housing mortgage loans and obligations, at fair value	(298)	—	—
Distributions of cumulative earnings from unconsolidated ventures	267	249	199
Allowance for uncollectible accounts	153	—	—
Changes in assets and liabilities:
Restricted cash	(1,404)	(969)	(2,108)
Receivables, net	(1,777)	(2,250)	(980)
Other assets	(1,463)	612	(154)
Due to related party	(224)	(730)	(876)
Escrow deposits payable	792	(175)	570
Accounts payable and accrued expenses	3,550	7,403	1,592
Other liabilities	(817)	486	—
Net cash provided by (used in) operating activities	3,972	(8,563)	(1,920)
Cash flows from investing activities:
Acquisition of operating real estate investments, net	(142,941)	(579,973)	(207,974)
Improvement of operating real estate investments	(29,428)	(11,889)	(1,524)
Deferred costs and intangible assets	—	(51,238)	—
Origination of real estate debt investments	—	(74,438)	(20,024)
Acquisition of real estate debt investments	—	188	(120,521)
Repayment on real estate debt investments	118,411	27,476	—
Investment in unconsolidated ventures	(20,731)	(394,015)	(225,380)
Distributions in excess of cumulative earnings from unconsolidated ventures	34,511	25,732	3,458
Purchase of healthcare-related securities	(30,475)	—	—
Change in restricted cash	(2,802)	(5,930)	(4,472)
Other assets	(876)	(5,246)	(5,442)
Net cash provided by (used in) investing activities	(74,331)	(1,069,333)	(581,879)
Cash flows from financing activities:
Borrowing from mortgage notes	18,760	503,750	65,500
Repayment of mortgage notes	(10,500)	—	(7,782)
Payment of deferred financing costs	(694)	(8,328)	(2,612)
Change in restricted cash	2,202	(170)	(223)
Net proceeds from issuance of common stock	405	702,743	759,492
Net proceeds from issuance of common stock, related party	—	2,597	642
Shares redeemed for cash	(16,138)	(3,928)	(142)
Distributions paid on common stock	(122,565)	(83,063)	(22,404)
Proceeds from distribution reinvestment plan	67,762	46,380	12,373
Contributions from non-controlling interests	291	4,472	1,090
Distributions to non-controlling interests	(291)	—	—
Net cash provided by (used in) financing activities	(60,768)	1,164,453	805,934

Net increase (decrease) in cash and cash equivalents	(131,127)	86,557	222,135
Cash and cash equivalents- beginning of period	354,229	267,672	45,537
Cash and cash equivalents- end of period	$223,102	$354,229	$267,672
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Years Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$45,898	$13,930	$1,750
Cash paid for income taxes	81	916	21
Supplemental disclosure of non-cash investing and financing activities:
Accrued cost of capital (refer to Note 7)	$—	$42	$1,333
Subscriptions receivable, gross	—	111	8,758
Escrow deposits related to real estate debt investments	293	139	46
Distribution payable	10,579	10,002	4,794
Conversion of real estate debt investment to investment in unconsolidated ventures	—	—	5,387
Other liabilities	—	2,532	191
Transfer of non-controlling interest in joint venture for controlling interest in consolidated real estate investment (refer to Note 3)	103,005	—	—
Assumption of mortgage notes payable upon acquisition of operating real estate	648,211	—	—
Reclassification related to measurement-period adjustment (refer to Note 3)	143,070	17,860	—
Consolidation of securitization trust (VIE asset/liability)	522,933	—	—
Accrued capital expenditures	—	1,003	228
Accrued acquisition fees - unconsolidated ventures	—	378	—
Reclassification of deferred financing costs to mortgage notes payable	—	8,765	1,645

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
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
The Company’s equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, where applicable through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures that permit the Company, through taxable REIT subsidiaries (“TRS”), to have direct exposure to resident fee income and incur related operating expenses. The Company’s debt investments generally consist of first mortgage loans and mezzanine loans. The Company’s real estate securities consist of an investment in a securitization trust, backed primarily by loans secured by a variety of healthcare properties. Refer to Note 6. Healthcare-Related Securities and Note 13. Segment Reporting for further discussion.
The Company is externally managed and has no employees. Prior to January 11, 2017, the Company was managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) (“NSAM”). Effective January 10, 2017, NSAM completed its previously announced mergers with Colony Capital, Inc. (“Colony”), NorthStar Realty Finance Corp. (“NorthStar Realty”), and Colony NorthStar, Inc. (“Colony NorthStar”), a wholly-owned subsidiary of NSAM, with Colony NorthStar surviving the mergers and succeeding NSAM as the Company’s sponsor (the “Sponsor”), which the Company refers to as the mergers. As a result of the mergers, the Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS.” CNI NSHC Advisors, LLC, as successor to NSAM J-NSHC Ltd, or our Advisor, is now a subsidiary of Colony NorthStar. The Advisor manages the Company’s day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on the Company’s operations.
The Sponsor and its affiliates also provide asset management and other services to NorthStar Realty Europe Corp. (NYSE: NRE), other sponsored public retail-focused companies, private funds and any other companies the Sponsor and its affiliates may manage in the future (collectively, the “Managed Companies”), both in the United States and internationally.
Previously, the Company was managed by an affiliate of NorthStar Realty until June 30, 2014, when it spun-off its asset management business into NSAM. Concurrent with the spin-off, the Advisor agreed to manage the Company’s day-to-day operations on terms substantially similar to those set forth in the Company’s prior advisory agreement with NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”). References to the Prior Advisor herein refer to the services performed by and fees paid and accrued to the Prior Advisor during the period prior to June 30, 2014. The spin-off of NorthStar Realty’s asset management business had no material impact on the Company’s operations.
Substantially all the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are the Prior Advisor and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of December 31, 2016 and 2015. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of December 31, 2016, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
From inception through March 22, 2017, the Company raised total gross proceeds of $1.9 billion, including $143.6 million in DRP proceeds.

2.	Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates VIE’s where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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
As of December 31, 2016, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company. The Company identified several VIEs which were originally consolidated under the voting interest model prior to changes in the consolidation rules under U.S. GAAP.
The Company adopted the new consolidation guidance (refer to Recent Accounting Pronouncements”) on January 1, 2016 which resulted in the identification of several VIEs. Prior to the adoption of the standard, these entities were consolidated under the voting interest model.
Consolidated VIEs
The Company’s most significantly newly identified consolidated VIEs as a result of the adoption of the new consolidation guidance on January 1, 2016 are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of December 31, 2016 is $430.4 million related to such consolidated VIEs. Included in mortgage notes payable, net on the Company’s consolidated balance sheets as of December 31, 2016 is $296.7 million, collateralized by the real estate assets of the related consolidated VIEs.
Investing VIEs
The Company’s investments in securitization financing entities, or Investing VIEs, includes subordinate first-loss certificates in a securitization trust, generally referred to as Class B certificates, which represents interests in such VIE. Investing VIEs are structured as pass through entities that receive principal and interest payments from the underlying debt collateral assets and distribute those payments to the securitization trust’s certificate holders, including the Class B certificates. A securitization trust will name a directing certificate holder, who is generally afforded the unilateral right to terminate and appoint a replacement for the special servicer, and as such may qualify as the primary beneficiary of the trust.
If it is determined that the Company is the primary beneficiary of an Investing VIE as a result of acquiring the subordinate first-loss certificates in a securitization trust, the Company would consolidate the assets, liabilities, income and expenses of the entire Investing VIE. The assets held by an Investing VIE are restricted and can only be used to fulfill its own obligations. The obligations of an Investing VIE have neither any recourse to the general credit of the Company as the consolidator of an Investing VIE, nor to any of the Company’s other consolidated entities.
As of December 31, 2016, the Company held Class B certificates in an Investing VIE for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s Class B Certificates, which represents the retained interest, and related interest income are eliminated in consolidation. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the Class B certificates of the securitization), income and expense of the entire Investing VIE are presented in the consolidated financial statement of the Company. In summary, the Company legally owns the Class B certificates only. However, U.S. GAAP requires the Company to gross up the consolidated financial statements to reflect the entire securitization trust. Regardless of the gross-up, the Company’s consolidated financial statements of operations reflect the net income attributable to its retained interest in the Class B certificates. Refer to Note 6. “Healthcare-Related Securities” for further detail.
The Company may and has elected the fair value option for the initial recognition of the assets and liabilities of its consolidated Investing VIEs. Interest income and interest expense associated with this VIE will be recorded separately on the consolidated statements of operations. The Company will separately present the assets and liabilities of its consolidated Investing VIEs as “Senior housing mortgage loans held in a securitization trust, at fair value” and “Senior housing mortgage obligations issued by a securitization trust, at fair value”, respectively, on its consolidated balance sheets. Refer to Note 12. “Fair Value” for further detail.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has adopted guidance issued by the FASB, allowing the Company to measure both the financial assets and liabilities of a qualifying collateralized financing entity, or CFE, such as its Investing VIEs, using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the liabilities of the Company’s Investing VIE are marketable securities with observable trade data, their fair value is more observable and will be referenced to determine the fair value for assets of its Investing VIE. Refer to section “Fair Value Option” below for further discussion.
Unconsolidated VIEs
As of December 31, 2016, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $360.5 million. The Company’s maximum exposure to loss as of December 31, 2016 would not exceed the carrying value of its investment in the VIEs and its investment in a $75.0 million mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, these VIEs are not consolidated in the Company’s financial statements as of December 31, 2016. The Company did not provide financial support to its unconsolidated VIEs during the years ended December 31, 2016. As of December 31, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method or cost method, and for either method, the Company may elect the fair value option. The Company may account for an investment that does not qualify for equity method accounting using the cost method if the Company determines that it does not have significant influence.
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
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. The Company may elect to apply the fair value option for certain investments due to the nature of the instrument. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
The Company has elected the fair value option to account for the eligible financial assets and liabilities of its consolidated Investing VIEs in order to mitigate potential accounting mismatches between the carrying value of the instruments and the related assets and liabilities to be consolidated. The Company has adopted guidance issued by the FASB allowing the Company to measure both the financial assets and liabilities of a qualifying CFE it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable.
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity date of three months or less to be cash equivalents. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash and cash equivalents with major financial institutions. To date, the Company has not experienced any losses on cash and cash equivalents.
Restricted Cash
Restricted cash consists of amounts related to loan origination (escrow deposits) and operating real estate (escrows for taxes, insurance, capital expenditures and payments required under certain lease agreements).
Operating Real Estate
The Company accounts for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, furniture and fixtures, improvements and other identified intangibles such as in place leases, goodwill and above or below market mortgages assumed, as applicable. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful life of the assets, summarized as follows:

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Debt Investments
Real estate debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. Debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated fair value.
Healthcare-Related Securities
The Company classifies its securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of December 31, 2016, the Company held Class B certificates of a securitization trust, which represents the Company’s retained interest in the securitization trust, which the Company consolidate under U.S. GAAP. Refer to Note 6, “Healthcare-Related Securities” for further discussion.
Deferred Costs and Intangible Assets
Deferred Costs
Deferred costs include deferred financing and lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are recorded against the carrying value of such financing and are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed to realized gain (loss) on investments and other, when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
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
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. As of December 31, 2016, the weighted average amortization period for in-place lease cost is 3.8 years.
The following table presents a summary of deferred costs and intangible assets as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015

Deferred costs and intangible assets:
In-place lease value, net	$93,554	$21,307
Goodwill	22,112	22,112
Other intangible assets	380	380
Subtotal intangible assets	116,046	43,799
Deferred financing and other costs, net	358	462
Total	$116,404	$44,261

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded $41.0 million of in-place lease and deferred lease cost amortization expense for the year ended December 31, 2016. The Company recorded $12.1 million of in-place lease and deferred lease cost amortization expense for the year ended December 31, 2015.
The following table presents annual amortization of deferred costs and intangible assets (dollars in thousands):

Years Ending December 31:
2017	$39,584
2018	39,584
2019	8,157
2020	1,871
2021	1,871
Thereafter(1)	2,845
Total	$93,912
______________________________________________________

(1)	Identified intangibles will be amortized through periods ending September 2029.
Intangibles related to below-market mortgages assumed are recorded in mortgages payable, net and the Company recognized as an increase to interest expense the amortization of such intangibles of $2.3 million for the year ended December 31, 2016. Intangibles related to below-market mortgages assumed will be amortized through periods ending June 2025.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the years ended December 31, 2016 and 2015, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets as of December 31, 2016 and 2015 (dollars in thousands):

	As of December 31,
	2016	2015
Other assets:
Investment deposits and pending deal costs	$8,710	$6,629
Remainder interest in condominium units(1)	4,554	5,401
Deferred tax assets	7	7,026
Prepaid expenses	2,114	790
Other	1,489	536
Total	$16,874	$20,382

__________________________________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
Revenue Recognition
Operating Real Estate
Rental income includes rental and escalation income from operating real estate and is derived from leasing of space to various types of tenants and healthcare operators. Rental revenue recognition commences when the tenant takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

generally provide for rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is recognized in the same period as the expenses are incurred.
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
Healthcare-Related Securities
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
Credit Losses and Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of December 31, 2016, the Company did not have any impaired operating real estate.
An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts. As of December 31, 2016 and 2015, the Company had an allowance for doubtful accounts of $0.6 million and an immaterial amount, respectively.
Real Estate Debt Investments
Loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of the

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. A loan is written off when it is no longer realizable and/or legally discharged. As of December 31, 2016, the Company did not have any impaired real estate debt investments.
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
Healthcare-Related Securities
Securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments as losses occur.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company has assessed its tax positions for all open tax years, which include 2014 to 2016, and concluded there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. The Company has not recognized any such amounts related to uncertain tax positions for the years ended December 31, 2016, 2015 and 2014.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. In the first quarter of 2016, the Company recorded a $7.0 million valuation allowance as it determined it will be unable to utilize a $7.0 million deferred tax asset. As of December 31, 2016, there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of $7.1 million for the year ended December 31, 2016. The Company recorded an income tax benefit of $5.6 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively.
Recent Accounting Pronouncements
In May 2014, the FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications in certain variable payment terms included in lease agreements and in sale and leaseback transactions. The Company is currently assessing the potential effect of the adoption on its consolidated financial statements and related disclosures, as applicable.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on the Company’s consolidated financial position or results of operations.
In January 2016, the FASB issued an accounting update that addressed certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not have any equity investments with readily determinable fair value recorded as available-for-sale. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued an accounting update that sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company will adopt the new guidance prospectively on January 1, 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company will adopt the new guidance prospectively on January 1, 2017 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued guidance that changes the impairment model for certain financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the incurred loss approach. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued guidance that makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2016, the FASB issued guidance which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
In January 2017 the FASB issued guidance to clarify the definition of a business under ASC 805, Business Combinations. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets).
In January 2017, the FASB issued guidance which removes Step 2 from the goodwill impairment test. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016	2015
Land	$221,353	$140,734
Land improvements	9,462	8,384
Buildings and improvements	1,329,118	664,555
Tenant improvements	5,172	1,522
Construction in progress	3,509	9,119
Furniture and fixtures	63,539	27,325
Subtotal	1,632,153	851,639
Less: Accumulated depreciation	(60,173)	(19,386)
Operating real estate, net	$1,571,980	$832,253
For the years ended December 31, 2016, 2015 and 2014, depreciation expense was $40.8 million, $15.0 million and $4.3 million respectively.
Real Estate Acquisitions
The following table summarizes operating real estate acquisitions for the year ended December 31, 2016 (dollars in thousands):

Acquisition Date	Type	Portfolio	Amount(1)	Properties	Units	Location	Financing	Company’s Equity	Ownership Interest	Transaction Costs

March 2016	Operating Facilities	Winterfell	$904,985	32	3,985	Various	$648,211	$261,484	100.0%	$1,822
_________________________________________________

(1)	Represents the purchase price for 100% of the Winterfell JV equity interests, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation.
In March 2016, the Company acquired NorthStar Realty’s 60.0% interest in a joint venture (the “Winterfell JV”) which owned 32 private pay independent living facilities (the “Winterfell portfolio”) for a purchase price of $537.8 million, excluding escrows and subject to customary proration and adjustments. The transaction was approved by the Company’s board of directors, including all of its independent directors, and validated by an independent third-party appraisal for the Winterfell portfolio. The Company originally acquired a 40.0% equity interest in the Winterfell JV in May 2015. The Company accordingly now owns 100.0% of the equity in the Winterfell portfolio as of March 1, 2016 and consolidates the portfolio. Prior to March 1, 2016, the Company accounted for its equity investment in the Winterfell JV as an unconsolidated venture under the equity method and as of December 31, 2015, the carrying value of the Company’s investment was $95.7 million. For the three months ended March 31, 2016, the Company recognized $1.4 million in equity in earnings and received $0.6 million of cash distributions.

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
For business combinations achieved in stages, the acquisition date fair value of the Company’s unconsolidated venture immediately before the acquisition date is determined through the Company’s underwriting process, which includes the use of estimated cash flows projections and available market data, such as relevant discount and capitalization rates. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details of the Company’s underwriting process. The acquisition date fair value of the equity interest in the Winterfell portfolio immediately before the acquisition date, as well as the gain on consolidation of unconsolidated venture, are as follows (dollars in thousands):

Winterfell Portfolio
Purchase price	$894,157
Net consideration funded at closing, excluding consideration financed by debt	(142,941)
Debt assumed	(648,211)
Fair value of retained equity interest	103,005
Investment in unconsolidated venture(1)	(96,597)
Gain on consolidation of unconsolidated venture	$6,408
_________________________________________________

(1)	Represents carrying value of investment in unconsolidated venture at March 1, 2016.

The following table presents the preliminary allocation of the purchase price of the operating real estate assets acquired and liabilities assumed or issued upon the closing of the acquisition of the Winterfell portfolio in 2016 (dollars in thousands):

Assets:
Land and improvements	$80,618
Buildings, improvements and furniture and fixtures	671,077
Deferred costs and intangible assets, net(1)	113,140
Other assets(2)	24,234
Total assets acquired	$889,069
Liabilities:
Mortgage notes payable, net(3)	$618,280
Other liabilities(4)	10,055
Total liabilities	628,335
Total NorthStar Healthcare Income, Inc. stockholders’ equity	260,734
Total liabilities and equity	$889,069
_________________________________________________

(1)	Primarily includes in-place lease intangibles.

(2)	Primarily includes cash and cash equivalents and restricted cash.

(3)	Includes below market debt intangibles.

(4)	Includes accrued expenses.
During the measurement-period, the Company preliminarily determined that certain allocations of operating real estate acquired should be reclassified to deferred costs and other intangible assets, net and mortgage notes payable, net. The following table presents the effect of such preliminary purchase price reclassifications on the consolidated balance sheet as of December 31, 2016 (dollars in thousands):

	As Previously Determined(1)	Measurement Period Adjustments	Revised
Operating real estate	$894,766	$(143,070)	$751,696
Deferred costs and other intangible assets(2)	—	113,140	113,140
Mortgage notes payable(3)	648,211	(29,931)	618,280
_________________________________________________

(1)	Represents the preliminary allocation of the purchase price of the acquisition of the Winterfell portfolio on March 1, 2016.

(2)	Primarily in-place lease intangibles.

(3)	Includes below market debt.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2016, the Company recorded a measurement-period adjustment to earnings of $37.2 million. The table below shows the details of such adjustments:

Increase in interest expense(1)	$2,339
Increase in depreciation and amortization(2)	34,897
Total measurement-period adjustment	$37,236
____________________________________________________________

(1)	Represents amortization of below market debt.

(2)	Represents depreciation of site and tenant improvements and amortization of in-place lease intangibles.
From the acquisition date of March 1, 2016 through December 31, 2016, the Company recorded aggregate revenue and net loss attributable to the Winterfell portfolio of $97.8 million and $36.7 million, respectively, in its consolidated statements of operations. The net loss is primarily attributable to depreciation expense and transaction costs of $18.9 million and $1.8 million, respectively.
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

	Years Ended December 31,
	2016	2015
Pro forma total revenues	$274,247	$226,442
Pro forma net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(144,754)	(96,390)
Pro forma net income (loss) per share of common stock, basic/diluted	$(0.79)	$(0.73)
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2016 are as follows (dollars in thousands):

Years Ending December 31, (1)
2017	$34,165
2018	34,088
2019	34,955
2020	35,497
2021	35,422
Thereafter	96,724
Total	$270,851
____________________________________________________________
(1)Excludes rental income from independent living properties that are subject to short-term leases.

The rental properties owned at December 31, 2016 are leased under noncancelable operating leases with current expirations ranging from 2020 to 2029, with certain tenant renewal rights. These net lease arrangements require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Investments in Unconsolidated Ventures
The following tables present the Company’s investments in unconsolidated ventures as of December 31, 2016 and 2015, all of which are accounted for under the equity method. The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures, refer to Summarized Financial Data below.

						Properties
Portfolio	Partner(1)	Acquisition Date	Ownership	Purchase Price(2)	Equity Investment(3)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations
Eclipse	NorthStar Realty/Formation Capital, LLC	May-2014	5.6%	$1,048,000	$23,400	44	—	36	—	80	Various
Envoy	Formation Capital, LLC/Safanad Management Limited	Sep-2014	11.4%	145,000	5,000	—	—	14	—	14	Mid - Atlantic/Northeast
Griffin - American	NorthStar Realty	Dec-2014	14.3%	3,238,547	200,600	90	112	45	14	261	Various
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	870,000	55,000	6	—	152	—	158	Various
Trilogy	Griffin-American Healthcare REIT III, Inc./Management Team of Trilogy Investors, LLC	Dec-2015	29.0%	1,162,613	220,500	6	—	70	—	76	Various
Total				$6,464,160	$504,500	146	112	317	14	589
_________________________________________________

(1)	During January 2017, NorthStar Realty completed its previously announced merger with Colony and NSAM.

(2)
Purchase price represent the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(3)	Represents initial and subsequent contributions to the underlying joint venture.

	December 31, 2016			December 31, 2015			Carrying Value
		Depreciation, Amortization Expense & Transaction Costs			Depreciation, Amortization Expense & Transaction Costs		December 31,
Portfolio	Equity in Earnings (Losses)		Cash Distributions	Equity in Earnings (Losses)		Cash Distributions	2016(1)	2015(2)
Eclipse	$528	$(1,800)	$1,963	$(1,102)	$(1,821)	$2,196	$15,932	$17,366
Envoy	980	176	267	619	(515)	307	6,398	5,685
Griffin - American	(7,847)	(18,029)	24,795	(8,191)	(22,504)	16,387	144,629	178,101
Winterfell(3)	1,423	—	591	(8,061)	(13,526)	5,028	—	95,765
Espresso	(5,388)	(4,392)	7,162	(18,603)	(21,171)	2,063	29,353	41,903
Trilogy	(51,871)	(63,443)	—	(13,708)	(13,485)	—	164,222	195,721
Total	$(62,175)	$(87,488)	$34,778	$(49,046)	$(73,022)	$25,981	$360,534	$534,541
_________________________________________________

(1)
Includes $1.3 million, $0.4 million, $13.4 million, $7.6 million, and $9.2 million of capitalized acquisition costs for our investments in the Eclipse, Envoy, Griffin-American, Espresso and Trilogy joint ventures, respectively.

(2)
Includes $1.3 million, $0.4 million, $13.4 million, $8.2 million, $7.6 million and $7.7 million of capitalized acquisition costs for our investments in the Eclipse, Envoy, Griffin-American, Winterfell, Espresso and Trilogy joint ventures, respectively.

(3)
In March 2016, the Company acquired NorthStar Realty’s 60.0% interest in the Winterfell JV. The transaction was approved by the Company’s board of directors, including all of its independent directors, and the purchase price was supported by an independent third-party appraisal for the Winterfell portfolio. The Company originally acquired a 40.0% equity interest in the Winterfell JV in May 2015. The Company accordingly now owns 100.0% of the equity in the Winterfell portfolio as of March 1, 2016 and consolidates the portfolio.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional Investments in Joint Ventures
In June 2016, in accordance with the Trilogy joint venture agreement, the Company funded an additional pro-rata capital contribution of $18.8 million for a total contribution of $220.5 million. The additional funding related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
Divestitures by Joint Ventures
The Griffin-American joint venture sold 35 MOBs in December 2016 and one MOB in January 2017, within the Griffin-American portfolio for $782.5 million. The Company’s proportionate share of net proceeds generated from the sale after repayment of debt totaled $13.5 million of which $0.5 million was received related to the sale in January 2017. The Company’s proportionate share of realized gains recognized from this sale in 2016 was $1.7 million.
Summarized Financial Data
The combined balance sheets as of December 31, 2016 and 2015 and combined statements of operations for the years ended December 31, 2016, 2015 and 2014 for the Company’s unconsolidated ventures are as follows (dollars in thousands):

	December 31,			Years Ended December 31,
	2016	2015		2016	2015	2014
Assets
Operating real estate, net	$4,937,341	$5,569,621	Total revenues	$1,461,890	$733,166	$124,283
Other assets	1,457,532	2,651,029	Net income (loss)	$(243,503)	$(207,350)	$(92,587)
Total assets	$6,394,873	$8,220,650

Liabilities and equity
Total liabilities	$4,625,584	$5,833,484
Equity	1,769,289	2,387,166
Total liabilities and equity	$6,394,873	$8,220,650

5.	Real Estate Debt Investments
The following table presents one debt investment as of December 31, 2016 (dollars in thousands):

Asset Type:	Count	Principal Amount	Carrying Value	Allocation by Investment Type(1)	Fixed Rate	Total Unleveraged Current Yield
Mezzanine loan(2)	1	$75,000	$74,558	100.0%	10.0%	10.3%
__________________________________________________________

(1)	Based on principal amount.

(2)	Maturity, including extensions is in 2021, approximately 4.1 years.
The following table presents debt investments as of December 31, 2015 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
Asset Type:	Count	Principal Amount	Carrying Value	Allocation by Investment Type(1)	Fixed Rate	Spread over LIBOR(2)	Total Unleveraged Current Yield
First mortgage loan(3)	1	$14,637	$14,637	7.6%	—%	8.3%	8.4%	100.0%
Mezzanine loans	3	178,774	178,297	92.4%	10.0%	10.2%	10.3%	58.0%
Total/Weighted Average	4	$193,411	$192,934	100.0%	10.0%	9.9%	10.2%	61.2%
__________________________________________________________

(1)	Based on principal amount.

(2)	Includes a fixed minimum LIBOR rate, as applicable.

(3)	Subject to a 0.3% minimum LIBOR floor.

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
As of December 31, 2016, the Company’s one debt investment was performing in accordance with the contractual terms of its governing documents, in all material respects, and was categorized as a performing loan. For the year ended December 31, 2016, three debt investments each contributed more than 10.0% of interest income. As of December 31, 2016, one borrower represented 100.0% of the aggregate principal amount of the Company’s debt investments.

6.	Healthcare-Related Securities
In October 2016, the Company purchased the Class B certificates in a $575.1 million securitization trust (Freddie Mac 2016-KS06 Mortgage Trust), which is secured by a pool of 41 mortgage loans related to senior housing facilities. The securitization trust issued $517.6 million of permanent, non-recourse, investment grade securitization bonds, or Class A certificates, which were purchased by unrelated third parties, and $57.5 million of subordinate Class B certificates which were purchased by the Company at a discount to par of $27.0 million, or 47.0%, and have a fixed coupon of 4.47% and produces a bond equivalent yield of 13.1%.
The Company is the securitization trust’s directing certificate holder and has the ability to appoint and replace the special servicer, on a majority of the mortgage loans. The remaining mortgage loans relate to properties in which the Company has an equity interest and therefore the Company is not the directing certificate holder. As such, U.S. GAAP requires the Company to consolidate the assets, liabilities, income and expenses of the securitization trust as an Investing VIE. Refer to Note 2. “Summary of Significant Accounting Policies” for further discussion on Investing VIEs.
Other than the securities represented by the Company’s Class B certificates, the Company does not have any claim to the assets or exposure to the liabilities of the securitization trust. The original issuer, an unrelated third party, guarantees the interest and principal payments related to the investment grade securitization bonds in the securitization trust, therefore these obligations do not have any recourse to the general credit of the Company as the consolidator of the securitization trust. The Company’s maximum exposure to loss as of December 31, 2016 would not exceed the carrying value of its retained investment in the securitization trust, or the Class B Certificates.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of December 31, 2016 (dollars in thousands):

Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$553,707
Receivables	2,141
Total assets	$555,848
Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$522,933
Accounts payable and accrued expenses	1,934
Total liabilities	$524,867
As of December 31, 2016, the senior housing mortgage loans and the related mortgage obligations held in the securitization trust had an unpaid principal balance of $574.5 million and $517.0 million, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has elected the fair value option to measure the assets and liabilities of the securitization trust, which requires that changes in valuations of the securitization trust be reflected in the Company’s consolidated statements of operations.
The net fair value of the Company’s investment or retained investment in the securitization trust of $31.0 million, which represents the difference between the carrying values of the senior housing mortgage loans held in the securitization trust less the carrying value of the securitized mortgage obligations, approximates the fair value of the Company’s underlying securities. Refer to Note 12. “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIE.
The following table presents the activity recorded for the year ending December 31, 2016 related to the consolidated securitization trust on the consolidated statement of operations and the net income attributable to NorthStar Healthcare Income, Inc. common stockholders which represents the net income attributable to the Company’s investment in Class B certificates (dollars in thousands):

Statement of Operations
Interest income on mortgage loans held in a securitized trust	$5,022
Interest expense on mortgage obligations issued by a securitization trust	(3,772)
Net interest income	1,250
Other expenses related to securitization trust	(765)
Transaction costs	(57)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	298
Net income attributable to NorthStar Healthcare Income, Inc. common stockholders	$726

7.	Borrowings
The following table presents the Company’s borrowings as of December 31, 2016 and 2015 (dollars in thousands):

				December 31, 2016		December 31, 2015
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$24,000	$23,528	$24,000	$23,348
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	21,500	21,309	21,500	21,255
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	20,000	19,830	20,000	19,783
Milford, OH	Non-recourse	Sep-26	LIBOR + 2.68%	18,760	18,142	10,500	10,282
Arbors Portfolio(4)
Various locations	Non-recourse	Feb-25	3.99%	93,750	91,992	93,750	91,712
Watermark Fountains Portfolio(5)
Various locations	Non-recourse	Jun-22	3.92%	410,000	405,564	410,000	404,605
Winterfell Portfolio(6)
Various locations	Non-recourse	Jun-25	4.17%	648,211	620,617	—	—
Total				$1,236,221	$1,200,982	$579,750	$570,985
_____________________________________________________

(1)	Floating rate borrowings are comprised of $60.3 million principal amount at one-month LIBOR and $24.0 million principal amount at three-month LIBOR.

(2)
The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings other than the Winterfell portfolio which is attributable to below market debt intangibles.

(3)
This mortgage note arrangement has a capacity of up to $30.0 million, subject to certain conditions, secured by four healthcare properties. As of December 31, 2016, the Company has funded approximately $7.0 million into a lender controlled reserve to comply with certain minimum financial coverage ratios, which will be released to the Company once certain conditions are satisfied.

(4)	Comprised of four mortgage notes payable with an aggregate amount of $93.8 million, secured by four healthcare real estate properties.

(5)	Comprised of $410.0 million principal amount of fixed rate borrowings, secured by 15 healthcare real estate properties.

(6)
Comprised of 32 individual mortgage notes payable that were assumed as part of the acquisition of the remaining 60.0% interest in the Winterfell portfolio on March 1, 2016. Refer to Note 3. “Operating Real Estate” for further discussion.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents scheduled principal on borrowings based on final maturity as of December 31, 2016 (dollars in thousands):

Years Ending December 31:
2017	$3,254
2018	10,942
2019	44,347
2020	22,378
2021	57,947
Thereafter	1,097,353
Total	$1,236,221
As of December 31, 2016, the Company was in compliance with all of its financial covenants.

8.	Related Party Arrangements
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
Acquisition Fee
The Advisor also receives fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by the Company, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an indirect equity investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by the Company to acquire or originate debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle). An acquisition fee incurred related to an equity investment is generally expensed as incurred. A fee paid to the Advisor in connection with the acquisition of an equity or debt investment in an unconsolidated joint venture is generally included in investments in unconsolidated ventures on the consolidated balance sheets when the Company does not elect the fair value option for an investment. However,

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

when the Company elects the fair value option for an investment, the Company will expense the acquisition fee. A fee paid to the Advisor in connection with the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to the Advisor and the Dealer Manager for the years ended December 31, 2016 and 2015 and the amount due to related party as of December 31, 2016 and 2015 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2015	Year Ended December 31, 2016		Due to Related Party as of December 31, 2016
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$22	$32,712	$(32,722)	$12
Acquisition(1)	Investments in unconsolidated ventures/Asset management and other fees-related party	378	13,924	(14,236)	66
Disposition(1)	Real estate debt investments, net	—	146	(146)	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	4	23,670	(23,533)	141
Organization	General and administrative expenses	—	—	—	—
Offering	Cost of capital(3)	39	447	(486)	—
Selling commissions	Cost of capital(3)	—	58	(58)	—
Dealer Manager Fees	Cost of capital(3)	—	25	(25)	—
Total		$443	$70,982	$(71,206)	$219
_____________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees-related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursements. From inception through December 31, 2016, the Advisor waived $0.3 million of acquisition fees related to healthcare-related securities.

(2)	As of December 31, 2016, the Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2014	Year Ended December 31, 2015		Due to Related Party as of December 31, 2015
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$6	$19,015	$(18,999)	$22
Acquisition(1)	Real estate debt investments, net/Investments in unconsolidated ventures/Asset management and other fees-related party	245	38,449	(38,316)	378
Disposition(1)	Real estate debt investments, net	—	113	(113)	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	12	19,344	(19,352)	4
Organization	General and administrative expenses	2	—	(2)	—
Offering	Cost of capital(3)	490	5,038	(5,489)	39
Selling commissions	Cost of capital(3)	—	52,080	(52,080)	—
Dealer Manager Fees	Cost of capital(3)	—	23,274	(23,274)	—
Total		$755	$157,313	$(157,625)	$443
_____________________________

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

(2)	As of December 31, 2015, the Advisor had incurred unreimbursed operating costs on our behalf of $7.6 million that were eligible to be allocated to the Company.

(3)	Cost of capital is included in net proceeds from issuance of common stock in the Company’s consolidated statements of equity.
NorthStar Realty Purchase of Common Stock
In January 2015, the board of directors of the Company approved an amended and restated distribution support agreement (the “Distribution Support Agreement”) extending the term until February 6, 2017. Pursuant to the Distribution Support Agreement, NorthStar Realty, currently a subsidiary of the Sponsor, committed to purchase up to an aggregate of $10.0 million in shares of the Company’s common stock at a price of $9.00 per share during the Initial Offering and at $9.18 per share during the Follow-on Offering, if cash distributions exceed modified funds from operations (as computed in accordance with the definition established by the Investment Program Association and adjusted for certain items) to provide additional funds to support distributions to stockholders. In February 2013, NorthStar Realty purchased 222,223 shares of the Company’s common stock for $2.0 million under the Distribution Support Agreement to satisfy the minimum offering requirement, which reduced the total commitment. As of December 31, 2016, including the purchase of shares to satisfy the minimum offering requirement, NorthStar Realty purchased 588,116 shares of the Company’s common stock for $5.3 million. As the Follow-on Offering has now been completed, NorthStar Realty has no further obligation to purchase shares under the Distribution Support Agreement.
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
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and the Company, the Sponsor acquired a 43.0%, as adjusted, ownership interest in American Healthcare Investors, LLC (“AHI”) and Mr. James F. Flaherty III, a strategic partner of the Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by the Company and NorthStar Realty. In connection with the Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to the Advisor, NorthStar Realty and the Company. AHI currently provides such services to the

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company with respect to its interest in the Griffin-American portfolio and the Winterfell portfolio. Consequently, AHI assists the Advisor in managing the Griffin-American and Winterfell portfolios and may assist with other healthcare assets owned by the Company in the future.
The Griffin-American joint venture sold 35 MOBs in December 2016 and one MOB in January 2017, within the Griffin-American portfolio for an aggregate $782.5 million. Our proportionate share of net proceeds generated from the sale after repayment of debt totaled $13.5 million, of which $0.5 million was received related to the sale in January 2017. The Company’s proportionate share of realized gains recognized from this sale in 2016 was $1.7 million.
In December 2015, the Company, through a joint venture with Griffin-American Healthcare REIT III, Inc. (“GAHR3”), a REIT sponsored and advised by AHI, acquired a 29% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for its interest. The purchase was approved by the Company’s board of directors, including all of its independent directors. In June 2016, in accordance with the joint venture agreement, the Company funded an additional capital contribution of $18.8 million for a total contribution of $220.5 million. The additional funding related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
In March 2016, the Company acquired NorthStar Realty’s 60.0% interest in the Winterfell JV, which owned the Winterfell portfolio, for a purchase price of $537.8 million, excluding escrows and subject to customary proration and adjustments. The transaction was approved by the Company’s board of directors, including all of its independent directors, and the purchase price was supported by an independent third-party appraisal for the Winterfell portfolio. The Company originally acquired a 40.0% equity interest in the Winterfell JV in May 2015. The Company accordingly now owns 100.0% of the equity in the Winterfell portfolio as of March 2016 and consolidates the portfolio. Prior to March 2016, the Company accounted for its equity investment in the Winterfell JV as an unconsolidated venture under the equity method. For the three months ended March 31, 2016, the Company recognized $1.4 million in equity in earnings and received $0.6 million of cash distributions.
Origination of Mezzanine Loan
In July 2015, the Company originated a $75.0 million mezzanine loan to a subsidiary of Espresso, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of December 31, 2016, the Company’s independent directors were granted a total of 55,670 shares of restricted common stock for an aggregate $0.5 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 18,995 and 21,950 as of December 31, 2016 and 2015, respectively.

10.	Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for the Follow-on Offering on December 17, 2015 and all of the shares initially registered for the Follow-on Offering were issued on or before January 19, 2016. For the year ended December 31, 2016, the Company issued 0.1 million shares of common stock generating gross proceeds of $0.8 million. For the year ended December 31, 2015, the Company issued 76.8 million shares of common stock generating gross proceeds of $777.9 million. From inception through December 31, 2016, the Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion in the Primary Offering.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. In December

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2015, the Company registered an additional 30.0 million shares to be offered pursuant to the DRP and continues to offer such shares. Prior to this amendment, the purchase price per share pursuant to the Initial DRP and the Follow-on DRP was $9.50 and $9.69, respectively.
In April 2016, the DRP was amended and restated to provide that, effective on ten days’ notice, the price per share purchased pursuant to the DRP will be equal to estimated value per share of the Company’s common stock which was $8.63 as of December 31, 2015.
In December 2016, upon the recommendation of the audit committee of the Company’s board of directors, its board of directors, including all of the independent directors, approved and established an estimated value per share of our common stock of $9.10, as of June 30, 2016. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities as of June 30, 2016. The Company expects that the next estimated value per share will be based upon assets and liabilities as of June 30, 2017. Effective as of December 7, 2016, shares will be purchased at $9.10 pursuant to the DRP.
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the year ended December 31, 2016, the Company issued 7.6 million shares of common stock totaling $67.8 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2015, the Company issued 4.8 million shares of common stock totaling $46.4 million of gross offering proceeds pursuant to the DRP. From inception through December 31, 2016, the Company issued 13.7 million shares of common stock, generating gross offering proceeds of $126.8 million pursuant to the DRP.
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
The following table presents distributions declared for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2016
First Quarter	$13,408	$16,827	$30,235
Second Quarter	13,580	16,915	30,495
Third Quarter	13,974	17,120	31,094
Fourth Quarter	14,261	17,057	31,318
Total	$55,223	$67,919	$123,142

2015
First Quarter	$8,023	$10,143	$18,166
Second Quarter	8,772	11,068	19,840
Third Quarter	10,142	12,791	22,933
Fourth Quarter	12,035	15,297	27,332
Total	$38,972	$49,299	$88,271

2014
First Quarter	$1,169	$1,393	$2,562
Second Quarter	2,070	2,504	4,574
Third Quarter	3,360	4,201	7,561
Fourth Quarter	5,298	6,646	11,944
Total	$11,897	$14,744	$26,641
_________________________________________________

(1)
Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period. For the years ended December 31, 2016, 2015 and 2014, 100% of distributions paid represent a return of capital.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the year ended December 31, 2016, the Company repurchased 1.8 million shares of common stock for $16.1 million at an average price of $9.15 per share. For the year ended December 31, 2015, the Company repurchased 0.4 million shares of common stock for $3.9 million at an average price of $9.66 per share pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of December 31, 2016, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the years ended December 31, 2016, 2015 and 2014 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests was $0.4 million for the year ended December 31, 2015 and de minimis for the years ended December 31, 2016 and 2014.

12.	Fair Value
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following is a description of the valuation techniques used to measure fair value of assets and liabilities accounted for at fair value on a recurring basis and the general classification of these instruments pursuant to the fair value hierarchy.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Healthcare-Related Securities
Investing VIEs
As discussed in Note 6, “Healthcare-Related Securities”, the Company has elected the fair value option for the financial assets and liabilities of the consolidated Investing VIE. The Investing VIE is “static”, that is no reinvestment is permitted and there is very limited active management of the underlying assets. The Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the Investing VIE is more observable, but in either case, the methodology results in the fair value of the assets of the Trust being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of the Trust is more observable, since market prices for the liabilities are available from a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The financial assets of the Trust are not readily marketable and their fair value measurement requires information that may be limited in availability.
In determining the fair value of the trusts financial liabilities, the dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. The Company’s senior housing collateralized mortgage obligations are classified as Level 3 fair values. In accordance with ASC 810, Consolidation, the assets of the Trust is an aggregate value derived from the fair value of the trust liabilities, the Company has determined that the valuation of the trust assets in their entirety including its retained interests from the securitization (eliminated in consolidation in accordance with U.S. GAAP) should be classified as Level 3 valuations.
Fair Value Hierarchy
Financial assets and liabilities are recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$—	$—	$553,707	$553,707
Financial Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$—	$—	$522,933	$522,933
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the year ended December 31, 2016 (dollars in thousands):

Beginning balance	$—
Purchases	580,418
Distributions	(654)
Unrealized gain (loss)	(26,057)
Ending balance	$553,707
The following table presents the changes in fair value of financial liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the year ended December 31, 2016 (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beginning balance	$—
Purchases	549,942
Distributions	(654)
Unrealized (gain) loss	(26,355)
Ending balance	$522,933
As of December 31, 2016, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
For the year ended December 31, 2016, the Company recorded an unrealized loss of $26.1 million for financial assets for which the fair value option was elected. For the year ended December 31, 2016, the Company recorded an unrealized gain of $26.4 million for financial liabilities for which the fair value option was elected. These amounts, when incurred, are recorded net as unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, in the consolidated statements of operations.
Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets using such Level 3 inputs.
Fair Value Option
The Company may elect to apply the fair value option of accounting for certain of its financial assets or liabilities due to the nature of the instrument at the time of the initial recognition of the investment. In the case of its healthcare-related securities, the Company elected the fair value option because management believes it is a more useful presentation for such investments.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$75,000	$74,558	$72,278	$193,411	$192,934	$194,277
Financial liabilities:(1)
Mortgage notes payable, net	$1,236,221	$1,200,982	$1,147,406	$579,750	$570,985	$567,106
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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

13.	Segment Reporting
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

•
Healthcare-Related Securities - Focused on investing in and asset managing healthcare-related securities primarily consisting of commercial mortgage-backed securities, commercial mortgage obligations and other securities backed primarily by loans secured by healthcare properties.

•	Corporate - The corporate segment includes corporate level asset management and other fees - related party and general and administrative expenses.
The Company primarily generates rental and resident fee income from real estate equity investments and net interest income on real estate debt and securities investments. As of December 31, 2016, the Company’s healthcare-related securities represent its investment in the Class B certificates of the securitization trust which are eliminated in consolidation. For the year ended December 31, 2016, gross revenues from two of the Company’s operators, Watermark Retirement Communities and Holiday Retirement Communities were 49% and 39%, respectively, of total revenues. The following tables present segment reporting for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations:
Year Ended December 31, 2016	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)		Total
Rental and resident fee income	$235,023	$—	$—		$—		$235,023	$—		$235,023
Net interest income on debt and securities	—	17,720	813	(3)	(328)	(3)	18,205	765	(3)	18,970
Other revenue	1,466	—	—		119		1,585	—		1,585
Property operating expenses	(129,954)	—	—		—		(129,954)	—		(129,954)
Interest expense	(50,243)	—	—		—		(50,243)	—		(50,243)
Other expenses related to securitization trust	—	—	—		—		—	(765)		(765)
Transaction costs	(2,147)	—	(57)		—		(2,204)	—		(2,204)
Asset management and other fees - related party	—	—	—		(45,092)		(45,092)	—		(45,092)
General and administrative expenses	(775)	(84)	—		(23,984)		(24,843)	—		(24,843)
Depreciation and amortization	(81,786)	—	—		—		(81,786)	—		(81,786)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	(30)		328		298	—		298
Realized gain (loss) on investments and other	600	—	—		—		600	—		600
Gain (loss) on consolidation of unconsolidated venture	6,408	—	—		—		6,408	—		6,408
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(21,408)	17,636	726		(68,957)		(72,003)	—		(72,003)
Equity in earnings (losses) of unconsolidated ventures	(62,175)	—	—		—		(62,175)	—		(62,175)
Income tax benefit (expense)	(7,104)	—	—		—		(7,104)	—		(7,104)
Net income (loss)	$(90,687)	$17,636	$726		$(68,957)		$(141,282)	$—		$(141,282)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

(2)
Investing VIEs are not considered to be a segment that the Company conducts its business through, however U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense, as net interest income on the consolidated statement of operations. Though U.S. GAAP requires this presentation, the Company views its investment in the securitization trust as a net investment in healthcare-related securities.

(3)
Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the year ended December 31, 2016, $0.3 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Investing VIE column.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations:
Year Ended December 31, 2015	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$91,512	$—	$—	$91,512
Interest income	—	17,763	—	17,763
Other revenue	810	1,131	—	1,941
Property operating expenses	(45,773)	—	—	(45,773)
Interest expense	(16,964)	—	(653)	(17,617)
Transaction costs	(5,765)	—	—	(5,765)
Asset management and other fees - related party	—	—	(33,385)	(33,385)
General and administrative expenses	(345)	(88)	(19,780)	(20,213)
Depreciation and amortization	(27,038)	—	—	(27,038)
Realized gain (loss), net	222	—	(943)	(721)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(3,341)	18,806	(54,761)	(39,296)
Equity in earnings (losses) of unconsolidated ventures	(49,046)	—	—	(49,046)
Income tax benefit (expense)	5,598	—	—	5,598
Net income (loss)	$(46,789)	$18,806	$(54,761)	$(82,744)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

Statement of Operations:
Year Ended December 31, 2014	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$22,549	$—	$—	$22,549
Interest income	—	7,490	—	7,490
Other revenue	—	—	—	—
Property operating expenses	(10,810)	—	—	(10,810)
Interest expense	(2,286)	—	(695)	(2,981)
Transaction costs	(3,405)	—	—	(3,405)
Asset management and other fees - related party	—	—	(8,220)	(8,220)
General and administrative expenses	(4)	(36)	(4,378)	(4,418)
Depreciation and amortization	(4,291)	—	—	(4,291)
Realized gain (loss), net	(156)	—	—	(156)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	1,597	7,454	(13,293)	(4,242)
Equity in earnings (losses) of unconsolidated ventures	(12,127)	—	—	(12,127)
Income tax benefit (expense)	1,390	—	—	1,390
Net income (loss)	$(9,140)	$7,454	$(13,293)	$(14,979)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment as of December 31, 2016 and 2015 (dollars in thousands):

Total Assets:	Real Estate Equity(1)	Real Estate Debt	Healthcare-Related Securities	Corporate(2)	Subtotal	Investing VIEs(3)	Total
December 31, 2016	$2,118,877	$75,204	$30,981	$177,299	$2,402,361	$555,848	$2,958,209
December 31, 2015	1,460,392	194,451	—	347,385	2,002,228	—	2,002,228
_________________________________________________

(1)	Includes investments in unconsolidated joint ventures totaling $360.5 million and $534.5 million as of December 31, 2016 and 2015, respectively.

(2)	Primarily includes unrestricted cash and cash equivalent balances.

(3)
Investing VIEs are not considered to be a segment that the Company conducts its business through, however U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense, as net interest income on the consolidated statement of operations. Though U.S. GAAP requires this presentation, the Company’s management and chief decision makers view the Company’s investment in the securitization trust as a net investment in healthcare-related securities. As such, the Company

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

has presented the statements of operations and balance sheets within this note in a manner consistent with the views of the Company’s management and chief decision makers.

14.	Subsequent Events
Distribution Reinvestment Plan
For the period from January 1, 2017 through March 24, 2017, the Company issued 1.8 million shares pursuant to the DRP, representing gross proceeds of $16.7 million.
Distributions
On March 15, 2017, the Company’s board of directors approved a daily cash distribution of $0.001849315 per share of common stock for each of the three months ended June 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2017 through March 24, 2017, the Company repurchased 0.9 million shares for a total of $8.6 million or a weighted average price of $9.19 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP.
Trilogy Joint Venture
In January 2017, in accordance with the joint venture agreement, the Company funded an additional pro-rata capital contribution of $5.3 million for a total contribution of $225.8 million. The additional funding related to certain business initiatives, including the exercise of certain purchase options.
New Investments
Bonaventure
In February 2017, the Company completed the acquisition of the Bonaventure portfolio, which is comprised of five ILF/ALF totaling 453 units located in Oregon and Washington, for a purchase price of $98.9 million, excluding escrows and subject to customary prorations and adjustments. The Company funded the acquisition with approximately $28.4 million of equity and obtained five ten-year fixed rate mortgage notes payable with total principal balance of $72.5 million.
Oak Cottage of Santa Barbara
In February 2017, the Company completed the acquisition of a 40 unit MCF located in Santa Barbara, California, for a purchase price of $18.6 million, excluding escrows and subject to customary prorations and adjustments. The Company funded the acquisition with approximately $16.2 million of equity and $3.5 million seller financing and intends to seek additional financing.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period(1)			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Operating Real Estate
Clinton, CT	$6,269	$600	$9,900	$385	$600	$10,285	$10,885	$892	$9,993	Oct-13	40 years
Leawood, KS	—	900	7,100	—	900	7,100	8,000	623	7,377	Oct-13	40 years
Skaneateles, NY	2,090	400	2,600	—	400	2,600	3,000	218	2,782	Oct-13	40 years
Spring Hill, KS	—	430	6,570	—	430	6,570	7,000	562	6,438	Oct-13	40 years
Milford, OH	18,760	1,160	14,440	1,315	1,160	15,755	16,915	1,523	15,392	Dec-13	40 years
Smyrna, GA	7,029	825	9,175	29	825	9,204	10,029	746	9,283	Dec-13	40 years
Denver, CO	21,500	4,300	27,200	7,440	4,300	34,640	38,940	2,487	36,453	Jan-14	40 years
Cheektowaga, NY	8,612	300	12,200	113	300	12,313	12,613	957	11,656	Feb-14	40 years
Frisco, TX	20,000	3,100	35,874	777	3,100	36,651	39,751	2,886	36,865	Feb-14	40 years
Bohemia, NY	24,946	4,258	27,805	157	4,258	27,962	32,220	1,836	30,384	Sep-14	40 years
Hauppauge, NY	15,135	2,086	18,495	1,280	2,086	19,775	21,861	1,286	20,575	Sep-14	40 years
Islandia, NY	37,191	8,437	37,198	202	8,437	37,400	45,837	2,500	43,337	Sep-14	40 years
Westbury, NY	16,478	2,506	19,163	78	2,506	19,241	21,747	1,243	20,504	Sep-14	40 years
Bellevue, WA	30,900	28,001	18,208	1,257	28,001	19,465	47,466	988	46,478	Jun-15	40 years
Kalamazoo, MI	34,800	4,621	30,870	698	4,621	31,568	36,189	1,520	34,669	Jun-15	40 years
Oklahoma City, OK	3,000	3,104	6,119	610	3,104	6,729	9,833	560	9,273	Jun-15	40 years
Palm Desert, CA	16,495	5,365	38,889	857	5,365	39,746	45,111	1,900	43,211	Jun-15	40 years
Sarasota, FL	55,592	12,845	64,403	1,588	12,845	65,991	78,836	2,982	75,854	Jun-15	40 years
Dana Point, CA	32,757	6,286	41,199	163	6,286	41,362	47,648	1,840	45,808	Jun-15	40 years
Tarboro, NC	14,812	2,400	17,800	875	2,400	18,675	21,075	967	20,108	Jun-15	40 years
St. Petersburg, FL	34,109	8,920	44,137	1,936	8,920	46,073	54,993	2,311	52,682	Jun-15	40 years
Crystal Lake, IL	27,630	7,390	28,210	727	7,390	28,937	36,327	1,391	34,936	Jun-15	40 years
Southfield, MI	9,000	2,240	11,924	605	2,240	12,529	14,769	848	13,921	Jun-15	40 years
Independence, MO	15,600	1,280	17,090	332	1,280	17,422	18,702	922	17,780	Jun-15	40 years
Tucson, AZ	57,375	7,370	60,719	785	7,370	61,504	68,874	2,899	65,975	Jun-15	40 years
Millbrook, NY	24,825	7,660	20,854	2,239	7,660	23,093	30,753	1,145	29,608	Jun-15	40 years
Tuckahoe, NY	12,755	4,870	26,980	226	4,870	27,206	32,076	1,217	30,859	Jun-15	40 years
Alexandria, VA	40,350	7,950	41,124	682	7,950	41,806	49,756	1,929	47,827	Jun-15	40 years
Grand Junction, CO	19,965	2,512	26,436	97	2,512	26,533	29,045	756	28,289	Mar-16	40 years
Auburn, CA	24,685	1,685	18,429	139	1,685	18,568	20,253	493	19,760	Mar-16	40 years
Columbia, MO	23,258	1,612	23,512	173	1,612	23,685	25,297	613	24,684	Mar-16	40 years
Lees Summit, MO	27,855	1,256	20,492	309	1,256	20,801	22,057	539	21,518	Mar-16	40 years
Kennewick, WA	7,865	1,162	18,925	113	1,162	19,038	20,200	517	19,683	Mar-16	40 years
Grapevine, TX	22,883	1,842	18,135	455	1,842	18,590	20,432	455	19,977	Mar-16	40 years
Plano, TX	16,485	2,188	14,852	154	2,188	15,006	17,194	444	16,750	Mar-16	40 years
El Cajon, CA	21,504	2,345	14,728	110	2,345	14,838	17,183	372	16,811	Mar-16	40 years
Austin, TX	27,180	3,998	19,407	373	3,998	19,780	23,778	540	23,238	Mar-16	40 years
Joliet, IL	15,278	1,465	23,416	181	1,465	23,597	25,062	631	24,431	Mar-16	40 years
Renton, WA	19,513	2,627	20,461	238	2,627	20,699	23,326	521	22,805	Mar-16	40 years
Normandy Park, WA	16,628	2,020	16,401	443	2,020	16,844	18,864	412	18,452	Mar-16	40 years
Guilford, CT	24,895	6,689	27,467	207	6,689	27,674	34,363	1,289	33,074	Mar-16	40 years
Las Cruces, NM	11,461	1,560	15,084	93	1,560	15,177	16,737	424	16,313	Mar-16	40 years
Corpus Christi, TX	19,058	2,250	20,133	261	2,250	20,394	22,644	580	22,064	Mar-16	40 years
Bakersfield, CA	17,249	1,821	20,997	190	1,821	21,187	23,008	556	22,452	Mar-16	40 years
Fenton, MO	25,155	2,397	22,207	246	2,397	22,453	24,850	578	24,272	Mar-16	40 years
Sun City West, AZ	26,306	2,669	29,046	433	2,669	29,479	32,148	806	31,342	Mar-16	40 years
Fairport, NY	16,928	1,444	19,421	64	1,444	19,485	20,929	555	20,374	Mar-16	40 years

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period(1)			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Grand Junction, CO	10,230	1,141	12,518	138	1,141	12,656	13,797	336	13,461	Mar-16	40 years
East Amherst, NY	18,983	2,858	18,273	173	2,858	18,446	21,304	480	20,824	Mar-16	40 years
El Paso, TX	12,510	1,601	14,096	140	1,601	14,236	15,837	365	15,472	Mar-16	40 years
Bellingham, WA	24,426	2,230	18,798	273	2,230	19,071	21,301	490	20,811	Mar-16	40 years
Tacoma, WA	30,787	7,934	32,415	233	7,934	32,648	40,582	1,088	39,494	Mar-16	40 years
Apple Valley, CA	21,850	1,162	24,619	74	1,162	24,693	25,855	641	25,214	Mar-16	40 years
Bangor, ME	21,998	2,449	23,194	138	2,449	23,332	25,781	737	25,044	Mar-16	40 years
Palatine, IL	20,604	1,214	26,983	113	1,214	27,096	28,310	656	27,654	Mar-16	40 years
Sandy, UT	16,185	2,795	19,125	58	2,795	19,183	21,978	510	21,468	Mar-16	40 years
Lodi, CA	20,605	2,847	21,144	52	2,847	21,196	24,043	565	23,478	Mar-16	40 years
Santa Rosa, CA	28,630	5,380	26,173	205	5,380	26,378	31,758	700	31,058	Mar-16	40 years
Groton, CT	18,029	3,654	21,867	185	3,654	22,052	25,706	704	25,002	Mar-16	40 years
Clovis, CA	19,223	1,812	21,713	71	1,812	21,784	23,596	576	23,020	Mar-16	40 years
Frisco, TX	—	1,130	—	12,599	1,130	12,599	13,729	66	13,663	Oct-16	40 years
Total	$1,236,221	$221,353	$1,366,713	$44,087	$221,353	$1,410,800	$1,632,153	$60,173	$1,571,980
_____________________________

(1)	The aggregate cost for federal income tax purposes is approximately $1.7 billion.
The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2016 and 2015 and (dollars in thousands):

	Years Ended December 31,
	2016	2015
Beginning balance	$851,639	$263,826
Property acquisitions	751,086	579,973
Improvements	29,428	12,892
Reclassification(1)	—	(5,052)
Ending balance(2)	$1,632,153	$851,639
_____________________________

(1)
Represents a measurement period adjustment of operating real estate acquired in 2014 was reclassified to intangible assets in connection with the final purchase price allocation for the Arbors portfolio.

(2)	The aggregate cost of the properties are approximately $23.0 million higher for federal income tax purposes as of December 31, 2016.
The following table presents changes in accumulated depreciation for the years ended December 31, 2016 and 2015 (dollars in thousands):

	As of December 31,
	2016	2015
Beginning balance	$19,386	$4,417
Depreciation expense	40,787	14,969
Ending balance	$60,173	$19,386

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2016
(Dollars in Thousands)

Asset Type:	Location / Description	Count	Fixed Rate	Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens(3)	Principal Amount	Carrying Value(5)	Principal Amount of Loans Subject to Delinquent Principal or Interest

Mezzanine loans:
Espresso	Various / SNF / ALF	1	10%	Jan-21	I/O	787,587	75,000	74,558	—
_______________________________________

(1)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(2)	Interest Only, or I/O; principal amount due in full at maturity.

(3)	Represents only third-party liens.

(4)	The federal income tax basis is approximately $74.6 million.

Reconciliation of Carrying Value of Real Estate Debt (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$192,934	$146,267	$11,250
Additions:
Principal amount of new loans and additional funding on existing loans	—	75,000	134,637
Acquisition cost (fees) on new loans	—	750	1,513
Origination fees received on new loans	—	(1,500)	(992)
Deductions:
Repayment of principal	(118,411)	(27,476)	—
Amortization of acquisition costs, fees, premiums and discounts	35	(107)	(141)
Ending balance	$74,558	$192,934	$146,267

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Our management established and maintains disclosure controls and procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, or Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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
Item 9B    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance*
Item 11.    Executive Compensation*
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.    Certain Relationships and Related Transactions and Director Independence*
Item 14.    Principal Accountant Fees and Services*
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to our 2017 Annual Meeting of Stockholders, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act, no later than 120 days after the end of our fiscal year ended December 31, 2016.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2016
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2016

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

10.11
Amended and Restated Partnership Agreement of Healthcare GA Holdings, General Partnership, dated as of January 13, 2015 (filed as Exhibit 10.58 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.12
Purchase and Sale Agreement and Joint Escrow Instructions, dated as of February 18, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.13
Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of March 25, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.14
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 1, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.15
Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 8, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.16
Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 9, 2015, by and among the Seller and Fountains Portfolio Owner, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.17
Partial Assignment and Assumption of, and Fifth Amendment to, Purchase and Sale Agreement and Joint Escrow Instructions, dated as of June 1, 2015, by and among the sellers identified therein, Fountains Portfolio Owner, LLC and Watermark Fountains Owner, LLC (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2015 and incorporated herein by reference)

10.18	Limited Liability Company Agreement of Watermark Fountains Owner, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)
10.19
Purchase and Sale Agreement, dated as of April 1, 2015, by and among Winterfell Healthcare Holdings - T, LLC, Winterfell Healthcare Holdings - NT-HCI, LLC and the seller entities party thereto (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference)

10.20
Partnership Agreement, dated as of May 19, 2015, by and between Winterfell Healthcare Holdings - T, LLC and Winterfell Healthcare Holdings - NT-HCI, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2015 and incorporated herein by reference)

10.21
Joint Venture Governing Documents, each dated as of July 1, 2015, by and among FC Domino Investors, LLC, Domino MI6 Investors, LLC, Domino Holdings NT-HCI, LLC, FC Domino General Partner, LLC, SSCIP VI Splitter, LP, SSCIP VI SLP, LLC, FC SLP VI, LLC, Formation Capital Asset Management III, LLC and Safanad SSCIP VI Management, LLC, as applicable (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2015 and incorporated herein by reference)

10.22
Equity Purchase Agreement, dated as of September 11, 2015, by and among Trilogy Investors, LLC, Trilogy Holdings LP, Trilogy Holdings LLC, Trilogy Holdings Corporation, the sellers identified therein and Trilogy Real Estate Investment Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2015 and incorporated herein by reference)

10.23
Limited Liability Company Agreement of Trilogy REIT Holdings, LLC, dated as of September 11, 2015, by and between GACH3 Trilogy JV, LLC and Trilogy Holdings NT-HCI, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2015 and incorporated herein by reference)

10.24
Purchase and Sale Agreement Regarding Interests in Limited Liability Companies, dated as of February 24, 2016, by and between Winterfell Healthcare Holdings - T, LLC, Winterfell Healthcare-T CAM2, LLC and Winterfell Healthcare Holdings - NT-HCI, LLC and Winterfell Healthcare NT-HCI CAM2, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2016 and incorporated herein by reference)

21.1*	Significant Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
23.2	Consent of Delap LLP (filed as Exhibit 23.1 to the Company’s Current Report on Form 8-K filed on May 17, 2016 and incorporated herein by reference)
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar Healthcare Income, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	March 30, 2017	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel R. Gilbert and Ann B. Harrington and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. JEANNEAULT	Chief Executive Officer and President	March 30, 2017
Ronald J. Jeanneault	(Principal Executive Officer)

Chief Financial Officer and Treasurer
/s/ FRANK V. SARACINO	(Principal Financial Officer and	March 30, 2017
Frank V. Saracino	Principal Accounting Officer)

/s/ DANIEL R. GILBERT	Executive Chairman	March 30, 2017
Daniel R. Gilbert

/s/ ROBERT C. GATENIO	Vice Chairman	March 30, 2017
Robert C. Gatenio

/s/ DANIEL J. ALTOBELLO	Director	March 30, 2017
Daniel J. Altobello

/s/ GREGORY A. SAMAY	Director	March 30, 2017
Gregory A. Samay

/s/ JACK F. SMITH, JR.	Director	March 30, 2017
Jack F. Smith, Jr.