Form 10-Q
period 2017-03-31
NorthStar Healthcare Income, Inc.
filed 2017-05-12
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 186,026,394 shares outstanding as of May 5, 2017.

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

•
the impact of our sponsor’s recently completed merger with NorthStar Realty Finance Corp. and Colony Capital, Inc., and whether any of the anticipated benefits to our advisor’s and its affiliates’ platform will be realized in full or at all;

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

•
whether we will realize the benefits of the partnership between our sponsor and James F. Flaherty III, a member of our Sponsor’s investment committee and our former director, and potential conflicts that may arise in connection with his interest in American Healthcare Investors, LLC;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

Part I. Financial Information
Item 1.    Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$160,399	$223,102
Restricted cash	26,456	28,790
Operating real estate, net	1,678,855	1,571,980
Investments in unconsolidated ventures (refer to Note 4)	355,782	360,534
Real estate debt investments, net	74,580	74,558
Senior housing mortgage loans held in a securitization trust, at fair value	551,806	553,707
Receivables, net	14,078	12,260
Deferred costs and intangible assets, net	106,899	116,404
Other assets	15,803	16,874
Total assets(1)	$2,984,658	$2,958,209

Liabilities
Mortgage and other notes payable, net	$1,278,202	$1,200,982
Senior housing mortgage obligations issued by a securitization trust, at fair value	520,666	522,933
Due to related party	775	219
Escrow deposits payable	3,721	3,209
Distribution payable	10,660	10,579
Accounts payable and accrued expenses	26,183	25,105
Other liabilities	3,282	3,208
Total liabilities(1)	1,843,489	1,766,235
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 185,933,828 and 185,034,967 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	1,859	1,850
Additional paid-in capital	1,674,617	1,666,479
Retained earnings (accumulated deficit)	(538,492)	(480,516)
Accumulated other comprehensive income (loss)	(2,209)	(1,188)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	1,135,775	1,186,625
Non-controlling interests	5,394	5,349
Total equity	1,141,169	1,191,974
Total liabilities and equity	$2,984,658	$2,958,209
__________________________________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of March 31, 2017, the Operating Partnership includes $1.0 billion and $826.6 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2. “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Property and other revenues
Resident fee income	$28,747	$25,041
Rental income	37,121	18,435
Other revenue	577	276
Total property and other revenues	66,445	43,752
Net interest income
Interest income on debt investments	1,897	5,035
Interest income on mortgage loans held in a securitized trust	6,481	—
Interest expense on mortgage obligations issued by a securitization trust	4,877	—
Net interest income	3,501	5,035
Expenses
Real estate properties - operating expenses	37,311	23,397
Interest expense	14,028	8,483
Other expenses related to securitization trust	976	—
Transaction costs	1,018	1,282
Asset management and other fees - related party	10,980	19,628
General and administrative expenses	2,503	7,836
Depreciation and amortization	24,918	11,823
Total expenses	91,734	72,449
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	366	—
Realized gain (loss) on investments and other	28	—
Gain (loss) on consolidation of unconsolidated venture	—	6,408
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(21,394)	(17,254)
Equity in earnings (losses) of unconsolidated ventures	(5,622)	(14,037)
Income tax benefit (expense)	(26)	(7,091)
Net income (loss)	(27,042)	(38,382)
Net (income) loss attributable to non-controlling interests	(37)	85
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(27,079)	$(38,297)
Net income (loss) per share of common stock, basic/diluted	$(0.15)	$(0.21)
Weighted average number of shares of common stock outstanding, basic/diluted	185,650,147	180,150,495
Distributions declared per share of common stock	$0.17	$0.17

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(27,042)	$(38,382)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(1,021)	—
Total other comprehensive income (loss)	(1,021)	—
Comprehensive income (loss)	(28,063)	(38,382)
Comprehensive (income) loss attributable to non-controlling interests	(37)	85
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(28,100)	$(38,297)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2015	179,137	$1,791	$1,614,452	$(216,099)	$—	$1,400,144	$5,356	$1,405,500
Net proceeds from issuance of common stock	81	1	295	—	—	296	—	296
Issuance and amortization of equity-based compensation	14	—	166	—	—	166	—	166
Non-controlling interests - contributions	—	—	—	—	—	—	291	291
Non-controlling interests - distributions	—	—	—	—	—	—	(291)	(291)
Shares redeemed for cash	(1,765)	(18)	(16,120)	—	—	(16,138)	—	(16,138)
Distributions declared	—	—	—	(123,142)	—	(123,142)	—	(123,142)
Proceeds from distribution reinvestment plan	7,568	76	67,686	—	—	67,762	—	67,762
Other comprehensive income (loss)	—	—	—	—	(1,188)	(1,188)	—	(1,188)
Net income (loss)	—	—	—	(141,275)	—	(141,275)	(7)	(141,282)
Balance as of December 31, 2016	185,035	$1,850	$1,666,479	$(480,516)	$(1,188)	$1,186,625	$5,349	$1,191,974
Amortization of equity-based compensation	—	—	49	—	—	49	—	49
Non-controlling interests - contributions	—	—	—	—	—	—	64	64
Non-controlling interests - distributions	—	—	—	—	—	—	(56)	(56)
Shares redeemed for cash	(936)	(9)	(8,594)	—	—	(8,603)	—	(8,603)
Distributions declared	—	—	—	(30,897)	—	(30,897)	—	(30,897)
Proceeds from distribution reinvestment plan	1,835	18	16,683	—	—	16,701	—	16,701
Other comprehensive income (loss)	—	—	—	—	(1,021)	(1,021)	—	(1,021)
Net income (loss)	—	—	—	(27,079)	—	(27,079)	37	(27,042)
Balance as of March 31, 2017 (unaudited)	185,934	$1,859	$1,674,617	$(538,492)	$(2,209)	$1,135,775	$5,394	$1,141,169

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(27,042)	$(38,382)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	5,622	14,037
Depreciation and amortization	24,918	11,823
Amortization of below market debt adjustment	588	—
Straight-line rental income, net	(530)	(560)
Amortization of premium/accretion of discount on investments	(22)	7
Amortization of deferred financing costs	395	434
Amortization of equity-based compensation	49	34
Deferred income tax (benefit) expense, net	—	7,026
Realized (gain) loss on investments and other	(28)	—
(Gain) loss on consolidation of unconsolidated venture	—	(6,408)
Unrealized (gain) loss on senior housing mortgage loans and obligations, at fair value	(366)	—
Distributions of cumulative earnings from unconsolidated ventures	179	—
Changes in assets and liabilities:
Restricted cash	510	(2,455)
Receivables, net	(1,231)	405
Other assets	(1,593)	(1,110)
Due to related party	556	(424)
Escrow deposits payable	339	521
Accounts payable and accrued expenses	1,078	114
Other liabilities	74	(82)
Net cash provided by (used in) operating activities	3,496	(15,020)
Cash flows from investing activities:
Acquisition of operating real estate investments, net	(114,827)	(139,618)
Improvement of operating real estate investments	(2,626)	(5,182)
Repayment on real estate debt investments	—	(60)
Investment in unconsolidated ventures	(5,809)	(28)
Distributions in excess of cumulative earnings from unconsolidated ventures	3,739	5,639
Change in restricted cash	(293)	(2,548)
Other assets	2,634	—
Net cash provided by (used in) investing activities	(117,182)	(141,797)
Cash flows from financing activities:
Borrowing from mortgage notes	72,466	—
Repayment of mortgage notes	(298)	(41)
Payment of deferred financing costs	(765)	(3,322)
Change in restricted cash	2,290	463
Net proceeds from issuance of common stock	—	438
Shares redeemed for cash	(8,603)	(2,703)
Distributions paid on common stock	(30,816)	(29,908)
Proceeds from distribution reinvestment plan	16,701	16,705
Contributions from non-controlling interests	64	149
Distributions to non-controlling interests	(56)	—
Net cash provided by (used in) financing activities	50,983	(18,219)

Net increase (decrease) in cash and cash equivalents	(62,703)	(175,036)
Cash and cash equivalents- beginning of period	223,102	354,229
Cash and cash equivalents- end of period	$160,399	$179,193

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Distribution payable	$10,660	$10,329
Transfer of non-controlling interest in joint venture for controlling interest in consolidated real estate investment (refer to Note 3)	—	103,005
Assumption of mortgage notes payable upon acquisition of operating real estate	—	648,211
Change in carrying value of securitization trust (VIE asset/liability)	2,268	—
Accrued capital expenditures	—	274
Assumption of working capital items upon acquisition	—	2,437
Debt financing provided by seller for investment acquisition	3,500	—

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
The Company’s equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, where applicable through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures that permit the Company, through taxable REIT subsidiaries (“TRS”), to have direct exposure to resident fee income and incur related operating expenses. The Company’s debt investments generally consist of first mortgage loans and mezzanine loans. The Company’s real estate securities investments may include commercial mortgage-backed securities, or CMBS, and other securities backed primarily by loans secured by healthcare properties. Refer to Note 6. “Healthcare-Related Securities” and Note 13. “Segment Reporting” for further discussion.
The Company is externally managed and has no employees. Prior to January 11, 2017, the Company was managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) (“NSAM”). Effective January 10, 2017, NSAM completed its previously announced mergers with Colony Capital, Inc. (“Colony”), NorthStar Realty Finance Corp. (“NorthStar Realty”) and Colony NorthStar, Inc. (“Colony NorthStar”), a wholly-owned subsidiary of NSAM, which the Company refers to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as the Company’s sponsor (the “Sponsor”). As a result of the mergers, the Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS.” CNI NSHC Advisors, LLC, as successor to NSAM J-NSHC Ltd, or the Advisor, is now a subsidiary of Colony NorthStar. The Advisor manages the Company’s day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on the Company’s operations.
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies.
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of March 31, 2017, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
From inception through May 5, 2017, the Company raised total gross proceeds of $1.9 billion, including $154.8 million in DRP proceeds.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 30, 2017.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIEs”), if any, where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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
As of March 31, 2017, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company. The Company identified several VIEs which were originally consolidated under the voting interest model prior to changes in the consolidation rules under U.S. GAAP.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership, the Investing VIE (as discussed below) and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of March 31, 2017 is $428.5 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheets as of March 31, 2017 is $296.7 million, collateralized by the real estate assets of the related consolidated VIEs.
Investing VIEs
The Company’s investments in securitization financing entities, or Investing VIEs, include subordinate first-loss certificates in a securitization trust, generally referred to as Class B certificates, which represents interests in such VIE. Investing VIEs are structured as pass through entities that receive principal and interest payments from the underlying debt collateral assets and distribute those payments to the securitization trust’s certificate holders, including the Class B certificates. A securitization trust will name a directing certificate holder, who is generally afforded the unilateral right to terminate and appoint a replacement for the special servicer, and as such may qualify as the primary beneficiary of the trust.
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
As of March 31, 2017, the Company held Class B certificates in an Investing VIE for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s Class B certificates, which represent the retained interest and related interest income are eliminated in consolidation. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the Class B certificates of the securitization), income and expense of the entire Investing VIE are presented in the consolidated financial statement of the Company. As a result, although the Company legally owns the Class B certificates only, U.S. GAAP requires the Company to gross up the consolidated financial statements to reflect the entire securitization trust. Regardless of the gross-up, the Company’s consolidated financial statements of operations reflect the net income attributable to its retained interest in the Class B certificates. Refer to Note 6. “Healthcare-Related Securities” for further detail.
The Company elected the fair value option for the initial recognition of the assets and liabilities of its consolidated Investing VIEs. Interest income and interest expense associated with this VIE will be recorded separately on the consolidated statements of operations. The Company will separately present the assets and liabilities of its consolidated Investing VIEs as “Senior housing mortgage loans held in a securitization trust, at fair value” and “Senior housing mortgage obligations issued by a securitization trust, at fair value,” respectively, on its consolidated balance sheets. Refer to Note 12. “Fair Value” for further detail.

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
Unconsolidated VIEs
As of March 31, 2017, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $355.8 million. The Company’s maximum exposure to loss as of March 31, 2017 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, these VIEs are not consolidated in the Company’s financial statements as of March 31, 2017. The Company did not provide financial support to its unconsolidated VIEs during the three months ended March 31, 2017. As of March 31, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method or cost method, and for either method, the Company may elect the fair value option. The Company may account for an investment in an unconsolidated entity that does not qualify for equity method accounting using the cost method if the Company determines that it does not have significant influence.
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

Category:	Term:
Building	40 years
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	15 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture and fixtures	7 to 10 years
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
Healthcare-Related Securities
The Company classifies its securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated other comprehensive income (“OCI”) in the consolidated statements of equity. However, the Company has elected the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of March 31, 2017, the Company held Class B certificates of a securitization trust, which represents the Company’s retained interest in the securitization trust, which the Company consolidates under U.S. GAAP. Refer to Note 6, “Healthcare-Related Securities” for further discussion.
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
Identified Intangibles
The Company records acquired identified intangibles, which includes intangible assets (such as the value of the above-market leases, in-place leases, and other intangibles) and intangible liabilities (such as the value of below market leases), based on estimated fair value. The value allocated to the identified intangibles are amortized over the remaining lease term. Above/below-market leases are amortized into rental income, below-market ground leases are amortized into real estate properties-operating expense and in-place leases are amortized into depreciation and amortization expense.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a summary of deferred costs and intangible assets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016

Deferred costs and intangible assets:
In-place lease value, net	$84,067	$93,554
Goodwill	22,112	22,112
Other intangible assets	380	380
Subtotal intangible assets	106,559	116,046
Deferred lease costs, net	340	358
Total	$106,899	$116,404
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the directors, including independent directors. For the three months ended March 31, 2017, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Other assets:
Investment deposits	$6,660	$8,710
Remainder interest in condominium units(1)	3,999	4,554
Deferred tax assets	7	7
Prepaid expenses	3,586	2,114
Other	1,551	1,489
Total	$15,803	$16,874
__________________________________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company also generates operating income from operating healthcare properties. Revenue related to operating healthcare properties includes resident room and care charges and other resident service charges. Rent is charged and revenue is recognized when such services are provided, generally defined per the resident agreement as the date upon which a resident occupies a room or uses the services and is recorded in resident fee income in the consolidated statements of operations.
In a situation in which a net lease(s) associated with a significant tenant has been, or is expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within rental and other income for above- and below-market lease intangibles and depreciation and amortization for the remaining lease related asset groups in the consolidated statements of operations.
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
Credit Losses and Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of March 31, 2017, the Company did not have any impaired operating real estate.
An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts. The Company is in the process of transitioning the operator for two of its properties. The Company previously recorded a full allowance on outstanding rent on the two properties and as of January 1, 2017, revenue will be recognized on a cash basis until the end of the lease term, which will occur upon the date that the license for the new operator is approved by the state of Kansas.
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
Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. A loan is written off when it is no longer realizable and/or legally discharged. As of March 31, 2017, the Company did not have any impaired real estate debt investments.
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
The Company made a joint election to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”) which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform non-customary services for tenants/

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

operators/residents of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.
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
The Company recorded an income tax expense of $26,000 and $7.1 million for the three months ended March 31, 2017 and 2016, respectively.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
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
In January 2017, the FASB issued an accounting update to amend the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set and activities is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that most acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business combination.
In January 2017, the FASB issued guidance which removes Step 2 from the goodwill impairment test. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
In February 2017, the FASB issued an accounting update which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets. In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017. Both the revenue guidance and this update must be adopted concurrently. While the transition

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates.

3.	Operating Real Estate
The following table presents operating real estate, net as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Land	$245,454	$221,353
Land improvements	9,578	9,462
Buildings and improvements	1,425,446	1,329,118
Tenant improvements	5,172	5,172
Construction in progress	3,430	3,509
Furniture and fixtures	64,749	63,539
Subtotal	1,753,829	1,632,153
Less: Accumulated depreciation	(74,974)	(60,173)
Operating real estate, net	$1,678,855	$1,571,980
Real Estate Acquisitions
Bonaventure
In February 2017, the Company completed the acquisition of the Bonaventure portfolio, which is comprised of five ILF/ALF totaling 453 units located in Oregon and Washington, for a purchase price of $98.9 million, excluding escrows and subject to customary prorations and adjustments.
Oak Cottage of Santa Barbara (“Oak Cottage”)
In February 2017, the Company completed the acquisition of a 40 unit MCF located in Santa Barbara, California, for a purchase price of $19.4 million, excluding escrows and subject to customary pro-rations and adjustments.
The following table summarizes operating real estate acquisitions for the three months ended March 31, 2017 (dollars in thousands):

Acquisition Date	Type	Portfolio	Amount(1)	Properties	Units	Location	Financing	Company’s Equity	Ownership Interest	Transaction Costs(2)
February 2017	Operating Facility	Bonaventure	$99,438	5	453	Various locations	$72,466	$28,459	100.0%	$951
February 2017	Operating Facility	Oak Cottage	19,427	1	40	Santa Barbara, CA	3,500	16,191	100.0%	233
Grand Total			$118,865	6	493		$75,966	$44,650		$1,184
_________________________________________________

(1)
Represents the purchase price, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation, which will not be later than one year from the date of acquisition.

(2)	Includes $0.2 million paid in 2016.
The preliminary allocation of the purchase price of the assets and liabilities acquired from the acquisition of the Bonaventure and Oak Cottage portfolios was allocated 20% to land and 80% to buildings. From acquisition date through March 31, 2017, the Company recorded aggregate revenue and net loss attributable to the Bonaventure portfolio of $2.0 million and $0.6 million, respectively, in its consolidated statements of operations. The net loss is primarily attributable to depreciation expense and transaction costs of $0.3 million and $1.0 million, respectively. From acquisition date through March 31, 2017, the Company recorded aggregate revenue and net loss attributable to the Oak Cottage portfolio of $0.3 million and $0.2 million, respectively, in its consolidated statements of operations. The net loss is primarily attributable to transaction costs of $0.2 million.
Winterfell
In March 2016, the Company acquired NorthStar Realty’s 60.0% interest in a joint venture (the “Winterfell JV”) which owned 32 private pay independent living facilities (the “Winterfell portfolio”) for a purchase price of $537.8 million, excluding escrows and subject to customary proration and adjustments. The transaction was approved by the Company’s board of directors, including all of its independent directors, and was supported by an independent third-party appraisal for the Winterfell portfolio. The Company originally acquired a 40.0% equity interest in the Winterfell JV in May 2015. Accordingly, as of March 1, 2016, the

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company held 100.0% of the equity and consolidated the Winterfell portfolio. Prior to March 1, 2016, the Company accounted for its equity investment in the Winterfell JV as an unconsolidated venture under the equity method.

4.	Investments in Unconsolidated Ventures
The following tables present the Company’s investments in unconsolidated ventures as of March 31, 2017 and December 31, 2016, all of which are accounted for under the equity method. The Company evaluates any individually significant investment in unconsolidated ventures to determine if summarized financial statement information is required for disclosure. As of March 31, 2017, no summarized financial statement information is required for disclosure.

						Properties
Portfolio	Partner(1)	Acquisition Date	Ownership	Purchase Price(2)	Equity Investment(3)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%	$1,048,000	$23,400	44	—	36	—	80	Various
Envoy	Formation Capital, LLC/Safanad Management Limited	Sep-2014	11.4%	145,000	5,000	—	—	14	—	14	Mid - Atlantic/Northeast
Griffin - American	Colony NorthStar	Dec-2014	14.3%	3,238,547	200,600	90	112	44	14	260	Various
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	870,000	55,000	6	—	152	—	158	Various
Trilogy	Griffin-American Healthcare REIT III, Inc./Management Team of Trilogy Investors, LLC	Dec-2015	29.0%	1,162,613	225,800	6	—	70	—	76	Various
Total				$6,464,160	$509,800	146	112	316	14	588
_________________________________________________

(1)	During January 2017, NorthStar Realty completed its previously announced merger with Colony and NSAM and is now a subsidiary of Colony NorthStar.

(2)
Purchase price represent the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(3)
Represents initial and subsequent contributions to the underlying joint venture through March 31, 2017. In January 2017, the Company funded an additional capital contribution of $5.3 million into the Trilogy joint venture. The additional funding related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016			Carrying Value
		Depreciation, Amortization Expense & Transaction Costs			Depreciation, Amortization Expense & Transaction Costs
Portfolio	Equity in Earnings (Losses)		Cash Distributions	Equity in Earnings (Losses)		Cash Distributions	March 31, 2017 (Unaudited)(1)	December 31, 2016(2)
Eclipse	$148	$(443)	$288	$125	$(450)	$488	$15,792	$15,932
Envoy	177	(1)	179	(442)	(1)	—	6,396	6,398
Griffin - American	(2,117)	(4,089)	1,478	(2,878)	(4,741)	2,862	140,013	144,629
Winterfell(3)	—	—	—	1,423	—	591	—	—
Espresso	(247)	(1,127)	1,973	514	(1,132)	1,699	27,132	29,353
Trilogy	(3,583)	(5,099)	—	(12,779)	(15,845)	—	166,449	164,222
Total	$(5,622)	$(10,759)	$3,918	$(14,037)	$(22,169)	$5,640	$355,782	$360,534
_________________________________________________

(1)
Includes $1.3 million, $0.4 million, $13.4 million, $7.6 million and $9.7 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Envoy, Griffin-American, Espresso and Trilogy joint ventures, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)
Includes $1.3 million, $0.4 million, $13.4 million, $7.6 million and $9.2 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Envoy, Griffin-American, Espresso and Trilogy joint ventures, respectively.

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

Divestitures by Joint Ventures
The Griffin-American joint venture sold 35 MOBs in December 2016 and one MOB in January 2017 for $782.5 million. The Company’s proportionate share of net proceeds generated from the sale after repayment of debt totaled $13.5 million, of which $0.5 million was received related to the sale in January 2017. The Company’s proportionate share of realized gains recognized from this sale was $1.2 million.

5.	Real Estate Debt Investments
The following table presents one debt investment as of March 31, 2017 and December 31, 2016 (dollars in thousands):

		March 31, 2017 (Unaudited)	December 31, 2016

Asset Type:	Principal Amount	Carrying Value	Carrying Value	Fixed Rate	Unlevered Current Yield
Mezzanine loan(1)	$75,000	$74,580	$74,558	10.0%	10.3%
__________________________________________________________

(1)	Loan has a maturity date of January 30, 2021.
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
As of March 31, 2017, the Company’s debt investment was performing in accordance with the contractual terms of its governing documents, in all material respects, and was categorized as a performing loan. For the three months ended March 31, 2017, the debt investment contributed more than 10.0% of interest income.

6.	Healthcare-Related Securities
In October 2016, the Company purchased the Class B certificates in a $575.1 million securitization trust (Freddie Mac 2016-KS06 Mortgage Trust), which is secured by a pool of 41 mortgage loans related to senior housing facilities. The securitization trust issued $517.6 million of permanent, non-recourse, investment grade securitization bonds, or Class A certificates, which were purchased by unrelated third parties, and $57.5 million of subordinate Class B certificates which were purchased by the Company at a discount to par of $27.0 million, or 47.0%, and have a fixed coupon of 4.47% and produce a bond equivalent yield of 13.1%.
The Company is the securitization trust’s directing certificate holder and has the ability to appoint and replace the special servicer on a majority of the mortgage loans. The remaining mortgage loans relate to properties in which the Company has an equity interest and therefore the Company is not the directing certificate holder. As such, U.S. GAAP requires the Company to consolidate the assets, liabilities, income and expenses of the securitization trust as an Investing VIE. Refer to Note 2. “Summary of Significant Accounting Policies” for further discussion on Investing VIEs.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other than the securities represented by the Company’s Class B certificates, the Company does not have any claim to the assets or exposure to the liabilities of the securitization trust. The original issuer, an unrelated third party, guarantees the interest and principal payments related to the investment grade securitization bonds in the securitization trust, therefore these obligations do not have any recourse to the general credit of the Company as the consolidator of the securitization trust. The Company’s maximum exposure to loss would not exceed the carrying value of its retained investment in the securitization trust, or the Class B certificates.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$551,806	$553,707
Receivables	2,202	2,141
Total assets	$554,008	$555,848
Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$520,666	$522,933
Accounts payable and accrued expenses	1,988	1,934
Total liabilities	$522,654	$524,867
As of March 31, 2017, the senior housing mortgage loans and the related mortgage obligations held in the securitization trust had an unpaid principal balance of $573.4 million and $515.9 million, respectively.
The Company elected the fair value option to measure the assets and liabilities of the securitization trust, which requires that changes in valuations of the securitization trust be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the senior housing mortgage loans held in the securitization trust and the carrying value of the securitized mortgage obligations was $31.4 million and $31.0 million as of March 31, 2017 and December 31, 2016, respectively, and approximates the fair value of the Company’s underlying investment in Class B certificates of the securitization trust. Refer to Note 12. “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIE.
The following table presents the activity recorded for the three months ended March 31, 2017 related to the consolidated securitization trust on the consolidated statement of operations. The value of $1.0 million for net income attributable to NorthStar Healthcare Income, Inc. common stockholders represents the net income generated from the Company’s investment in Class B certificates (dollars in thousands):

March 31, 2017 (Unaudited)
Statement of Operations
Interest income on mortgage loans held in a securitized trust	$6,481
Interest expense on mortgage obligations issued by a securitization trust	(4,877)
Net interest income	1,604
Other expenses related to securitization trust	(976)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	366
Net income attributable to NorthStar Healthcare Income, Inc. common stockholders	$994

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents the Company’s borrowings as of March 31, 2017 and December 31, 2016 (dollars in thousands):

				March 31, 2017 (Unaudited)		December 31, 2016
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$23,895	$23,466	$24,000	$23,528
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	21,463	21,285	21,500	21,309
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	20,000	19,841	20,000	19,830
Milford, OH	Non-recourse	Sep-26	LIBOR + 2.68%	18,760	18,161	18,760	18,142
Arbors Portfolio(4)
Various locations	Non-recourse	Feb-25	3.99%	93,594	91,902	93,750	91,992
Watermark Fountains Portfolio(5)
Various locations	Non-recourse	Jun-22	3.92%	410,000	405,793	410,000	405,564
Winterfell Portfolio(6)
Various locations	Non-recourse	Jun-25	4.17%	648,211	622,540	648,211	620,617
Bonaventure Portfolio(7)
Various locations	Non-recourse	Feb-27	4.66%	72,466	71,714	—	—
Subtotal mortgage notes payable				1,308,389	1,274,702	1,236,221	1,200,982
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb-22	6.00%	3,500	3,500	—	—
Total mortgage and other notes payable, net				$1,311,889	$1,278,202	$1,236,221	$1,200,982
_____________________________________________________

(1)	Floating rate borrowings are comprised of $60.2 million principal amount at one-month LIBOR and $23.9 million principal amount at three-month LIBOR.

(2)
The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings other than the Winterfell portfolio which is attributable to below market debt intangibles.

(3)
This mortgage note arrangement has a capacity of up to $30.0 million, subject to certain conditions, secured by four healthcare properties. As of March 31, 2017, the Company has funded approximately $7.0 million into a lender controlled reserve to comply with certain minimum financial coverage ratios, which will be released to the Company once certain conditions are satisfied.

(4)	Comprised of four individual mortgage notes payable secured by four healthcare real estate properties.

(5)	Comprised of $410.0 million principal amount of fixed rate borrowings, secured by 15 healthcare real estate properties.

(6)	Comprised of 32 individual mortgage notes payable secured by 32 properties.

(7)	Comprised of five individual mortgage notes payable secured by five properties.
The following table presents scheduled principal payments on borrowings based on final maturity as of March 31, 2017 (dollars in thousands):

April 1 to December 31, 2017	$2,307
Years Ending December 31:
2018	10,225
2019	44,720
2020	22,794
2021	61,943
Thereafter	1,169,900
Total	$1,311,889
As of March 31, 2017, the Company was in compliance with all of its financial covenants.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Related Party Arrangements
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
Acquisition Fee
The Advisor also receives fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by the Company, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an indirect equity investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by the Company to acquire or originate debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle). An acquisition fee incurred related to an equity investment is generally expensed as incurred. A fee paid to the Advisor in connection with the acquisition of an equity or debt investment in an unconsolidated joint venture is generally included in investments in unconsolidated ventures on the consolidated balance sheets when the Company does not elect the fair value option for an investment. However, when the Company elects the fair value option for an investment, the Company will expense the acquisition fee. A fee paid to the Advisor in connection with the origination or acquisition of debt investments is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the Company’s independent directors, the Advisor may receive a disposition fee of 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each debt investment sold. The Company does not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by the borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a debt investment, the Company will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a debt investment incurred in a transaction other than a sale is included in debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three months ended March 31, 2017 and the amount due to related party as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Three Months Ended March 31, 2017		Due to Related Party as of March 31, 2017 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$12	$8,267	$(8,229)	$50
Acquisition(1)	Investments in unconsolidated ventures/Asset management and other fees-related party	66	3,188	(2,779)	475
Disposition(1)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	141	2,249	(2,140)	250
Total		$219	$13,704	$(13,148)	$775
_____________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees-related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursements. From inception through March 31, 2017, the Advisor waived $0.3 million of acquisition fees related to healthcare-related securities.

(2)	As of March 31, 2017, the Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to the Company.
Investments in Joint Ventures
The below table indicates the Company’s investments for which Colony NorthStar is also an equity partner in the joint venture. Each investment was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of these investments.

Portfolio	Partner	Acquisition Date	Ownership	Purchase Price(1)	Equity Investment(2)
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%	$59,097	$23,400
Griffin-American	Colony NorthStar	Dec-2014	14.3%	463,436	200,600
_____________________________

(1)
Purchase price represent the Company’s proportionate share of the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(2)	Represents initial and subsequent contributions to the underlying joint venture through March 31, 2017.
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty, now a subsidiary of Colony NorthStar, and the Company, the Sponsor acquired a 43.0%, as adjusted, ownership interest in American Healthcare Investors, LLC (“AHI”) and Mr. James F. Flaherty III, a strategic partner of the Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by the Company and NorthStar Realty. In connection with the Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to the Advisor, NorthStar Realty and the Company. AHI currently provides such services to the Company with respect to its interest in the Griffin-American portfolio and the Winterfell portfolio. Consequently, AHI assists the Advisor in managing the Griffin-American and Winterfell portfolios and may assist with other healthcare assets owned by the Company in the future.
In December 2015, the Company, through a joint venture with Griffin-American Healthcare REIT III, Inc. (“GAHR3”), a REIT sponsored and advised by AHI, acquired a 29% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for its interest. The purchase was approved by the Company’s board of directors, including all of its independent directors. In June 2016, in accordance with the joint venture agreement, the Company funded an additional capital contribution of $18.8 million. Additionally, in January 2017, the Company funded a capital contribution of $5.3 million for a total contribution

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of $225.8 million. The additional funding related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
Origination of Mezzanine Loan
In July 2015, the Company originated a $75.0 million mezzanine loan to a subsidiary of Espresso, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of March 31, 2017, the Company’s independent directors were granted a total of 55,670 shares of restricted common stock for an aggregate $0.5 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $48,700 and $33,800 for the three months ended March 31, 2017 and 2016, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 13,911 and 18,995 as of March 31, 2017 and December 31, 2016, respectively.

10.	Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for the Follow-on Offering on December 17, 2015 and all of the shares initially registered for the Follow-on Offering were issued on or before January 19, 2016. From inception through March 31, 2017, the Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion in the Primary Offering.
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
In April 2016, the DRP was amended and restated to provide that, effective on ten days’ notice, the price per share purchased pursuant to the DRP will be equal to estimated value per share of the Company’s common stock, which was $8.63 as of December 31, 2016.
In December 2016, upon the recommendation of the audit committee of the Company’s board of directors, its board of directors, including all of the independent directors, approved and established an estimated value per share of our common stock of $9.10 as of June 30, 2016. The estimated value per share is based upon the estimated value of the Company’s assets less the estimated value of its liabilities as of June 30, 2016. The Company expects that the next estimated value per share will be based upon its assets and liabilities as of June 30, 2017. Effective as of December 7, 2016, shares will be purchased at $9.10 per share pursuant to the DRP.
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the three months ended March 31, 2017, the Company issued 1.8 million shares of common stock totaling $16.7 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2016, the Company issued 7.6 million shares of common stock totaling $67.8 million of gross offering proceeds pursuant to the DRP. From inception through March 31, 2017, the Company issued 15.5 million shares of common stock, generating gross offering proceeds of $143.6 million pursuant to the DRP.

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
The following table presents distributions declared for the three months ended March 31, 2017 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2017
January	$4,887	$5,752	$10,639
February	4,401	5,197	9,598
March	4,940	5,720	10,660
Total	$14,228	$16,669	$30,897
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the three months ended March 31, 2017, the Company repurchased 0.9 million shares of common stock for $8.6 million at an average price of $9.19 per share. For the year ended December 31, 2016, the Company repurchased 1.8 million shares of common stock for $16.1 million at an average price of $9.15 per share pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of March 31, 2017, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2017 and 2016 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income attributable to the other non-controlling interests was approximately $37,000 and net loss was approximately $85,000 for the three months ended March 31, 2017 and 2016, respectively.

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
Healthcare-Related Securities
Investing VIEs
As discussed in Note 6, “Healthcare-Related Securities,” the Company has elected the fair value option for the financial assets and liabilities of the consolidated Investing VIE. The Investing VIE is “static,” that is no reinvestment is permitted and there is very limited active management of the underlying assets. The Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the Investing VIE is more observable, but in either case, the methodology results in the fair value of the assets of the securitization trust being equal to the fair value of their liabilities. The Company has determined that the fair value of the liabilities of the securitization trust is more observable, since market prices for the liabilities are available from a third-party pricing service or are based on quoted prices provided by dealers who make markets in similar financial instruments. The financial assets of the securitization trust are not readily marketable and their fair value measurement requires information that may be limited in availability.
In determining the fair value of the trusts financial liabilities, the dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. The Company’s senior housing collateralized mortgage obligations are classified as Level 3 fair values. In accordance with ASC 810, Consolidation, the assets of the securitization trust is an aggregate value derived from the fair value of the trust liabilities, the Company has determined that the valuation of the trust assets in their entirety including its retained interests from the securitization (eliminated in consolidation in accordance with U.S. GAAP) should be classified as Level 3 valuations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets and liabilities are recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2017 (Unaudited)				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$—	$—	$551,806	$551,806	$—	$—	$553,707	$553,707
Financial Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$—	$—	$520,666	$520,666	$—	$—	$522,933	$522,933
As of March 31, 2017, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2017 and year ended December 31, 2016(dollars in thousands):

	Three Months Ended March 31, 2017 (Unaudited)	Year Ended December 31, 2016
Beginning balance	$553,707	$—
Purchases/contributions	—	580,418
Paydowns/distributions	(1,034)	(654)
Unrealized gain (loss)	(867)	(26,057)
Ending balance	$551,806	$553,707

The following table presents the changes in fair value of financial liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2017 and year ended December 31, 2016 (dollars in thousands):

	Three Months Ended March 31, 2017 (Unaudited)	Year Ended December 31, 2016
Beginning balance	$522,933	$—
Purchases/contributions	—	549,942
Paydowns/distributions	(1,034)	(654)
Unrealized (gain) loss	(1,233)	(26,355)
Ending balance	$520,666	$522,933
For the three months ended March 31, 2017, the Company recorded an unrealized loss of $0.9 million for financial assets for which the fair value option was elected. For the three months ended March 31, 2017, the Company recorded an unrealized gain of $1.2 million for financial liabilities for which the fair value option was elected. These amounts, when incurred, are recorded net as unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, in the consolidated statements of operations.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$75,000	$74,580	$72,192	$75,000	$74,558	$72,278
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,311,889	$1,278,202	$1,220,420	$1,236,221	$1,200,982	$1,147,406
_____________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Real Estate Debt Investments, net
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
Mortgage and Other Notes Payable, Net
For mortgage and other notes payable, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

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
The Company primarily generates rental and resident fee income from real estate equity investments and net interest income on real estate debt and securities investments. As of March 31, 2017, the Company’s healthcare-related securities represent its investment in the Class B certificates of the securitization trust which are eliminated in consolidation. For the three months ended March 31, 2017, gross revenues from two of the Company’s operators, Watermark Retirement Communities and Holiday Retirement Communities, were 49.0% and 41.6%, respectively, of total revenues. The following tables present segment reporting for the three months ended March 31, 2017 and 2016 (dollars in thousands):

Three Months Ended March 31, 2017	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)		Total
Rental and resident fee income	$65,868	$—	$—		$—		$65,868	$—		$65,868
Net interest income on debt and securities	—	1,897	977	(3)	(349)	(3)	2,525	976	(3)	3,501
Other revenue	426	—	—		151		577	—		577
Property operating expenses	(37,311)	—	—		—		(37,311)	—		(37,311)
Interest expense	(14,028)	—	—		—		(14,028)	—		(14,028)
Other expenses related to securitization trust	—	—	—		—		—	(976)		(976)
Transaction costs	(1,018)	—	—		—		(1,018)	—		(1,018)
Asset management and other fees - related party	—	—	—		(10,980)		(10,980)	—		(10,980)
General and administrative expenses	(130)	(9)	—		(2,364)		(2,503)	—		(2,503)
Depreciation and amortization	(24,918)	—	—		—		(24,918)	—		(24,918)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	17		349		366	—		366
Realized gain (loss) on investments and other	28	—	—		—		28	—		28
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(11,083)	1,888	994		(13,193)		(21,394)	—		(21,394)
Equity in earnings (losses) of unconsolidated ventures	(5,622)	—	—		—		(5,622)	—		(5,622)
Income tax benefit (expense)	(26)	—	—		—		(26)	—		(26)
Net income (loss)	$(16,731)	$1,888	$994		$(13,193)		$(27,042)	$—		$(27,042)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

(3)
Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended March 31, 2017, $0.3 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Investing VIE column.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:
Three Months Ended March 31, 2016	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$43,476	$—	$—	$43,476
Interest income	—	5,035	—	5,035
Other revenue	276	—	—	276
Property operating expenses	(23,397)	—	—	(23,397)
Interest expense	(8,483)	—	—	(8,483)
Transaction costs	(1,282)	—	—	(1,282)
Asset management and other fees - related party	—	—	(19,628)	(19,628)
General and administrative expenses	(258)	(24)	(7,554)	(7,836)
Depreciation and amortization	(11,823)	—	—	(11,823)
Gain (loss) on consolidation of unconsolidated venture	6,408	—	—	6,408
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	4,917	5,011	(27,182)	(17,254)
Equity in earnings (losses) of unconsolidated ventures	(14,037)	—	—	(14,037)
Income tax benefit (expense)	—	—	(7,091)	(7,091)
Net income (loss)	$(9,120)	$5,011	$(34,273)	$(38,382)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Total Assets:	Real Estate Equity(1)	Real Estate Debt	Healthcare-Related Securities	Corporate(2)	Subtotal	Investing VIEs(3)	Total
March 31, 2017 (Unaudited)	$2,211,688	$75,226	$31,355	$112,381	$2,430,650	$554,008	$2,984,658
December 31, 2016	2,118,877	75,204	30,981	177,299	2,402,361	555,848	2,958,209
_________________________________________________

(1)	Includes investments in unconsolidated joint ventures totaling $355.8 million and $360.5 million as of March 31, 2017 and December 31, 2016, respectively.

(2)	Primarily includes unrestricted cash and cash equivalent balances.

(3)
Investing VIEs are not considered to be a segment that the Company conducts its business through, however U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense, as net interest income on the consolidated statement of operations. Though U.S. GAAP requires this presentation, the Company’s management and chief decision makers view the Company’s investment in the securitization trust as a net investment in healthcare-related securities. As such, the Company has presented the statements of operations and balance sheets within this note in a manner consistent with the views of the Company’s management and chief decision makers.

14.	Subsequent Events
Distribution Reinvestment Plan
For the period from April 1, 2017 through May 5, 2017, the Company issued 1.2 million shares pursuant to the DRP, representing gross proceeds of $11.3 million.
Distributions
On May 11, 2017, the Company’s board of directors approved a daily cash distribution of $0.001849315 per share of common stock for each of the three months ended September 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2017 through May 5, 2017, the Company repurchased 1.1 million shares for a total of $10.6 million or a weighted average price of $9.23 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose, which are not expected to exceed proceeds received from its DRP.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1. “Financial Statements” and risk factors in Part II, Item 1A. Risk Factors of this report. References to “we,” “us” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries unless the context specifically requires otherwise.
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
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of March 31, 2017, our Sponsor had an aggregate of approximately $56 billion of assets under management, including both its balance sheet investments and third party managed investments.
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
From inception through May 5, 2017, we raised total gross proceeds of $1.9 billion, including $154.8 million in DRP proceeds.
Our Investments
The following table presents our investments as of March 31, 2017, adjusted for acquisitions and dispositions, if any, through May 5, 2017 (dollars in thousands):

Investment Type:	Count(1)	Amount(2)(3)	% of Total	Capacity		Primary Locations

Real estate equity(4)
MOB(5)	112	$193,398	5.7%	3.9 million	square feet	IL, GA, OH, TX, IN
Net lease
Senior housing facilities(5)	109	572,389	16.8%	6,096	units	NY, CA, FL, UK, WA
SNF	243	453,630	13.3%	26,318	beds	PA, MI, KY, IN, WI
Hospital	14	40,772	1.2%	817	beds	CA, TX, MO, UT, GA
Operating
Senior housing facilities(5)	105	1,628,181	47.5%	12,440	units	CA, WA, TX, NY, IL
SNF	73	392,311	11.5%	7,963	beds	IN, OH, MI, KY, MA
Ancillary(6)	NA	243	0.1%	N/A		OH
Total real estate equity	656	3,280,924	96.1%

Real estate debt
Mezzanine loan	1	75,000	2.2%
Total real estate debt	1	75,000	2.2%

Healthcare-related securities
Freddie Mac securitization(7)	1	57,514	1.7%
Total healthcare-related securities	1	57,514	1.7%

Total investments	658	$3,413,438	100.0%
____________________________________

(1)	For real estate equity, the count represents the number of properties. For real estate debt and healthcare-related securities, the count represents the number of respective financial instruments.

(2)
Based on cost for real estate equity investments, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. For real estate debt and securities, based on principal amount.

(3)	Includes our proportionate interest in the underlying real estate held through unconsolidated joint ventures of $1.3 billion.

(4)	Classification of investment type based on predominant services provided, but may include other services.

(5)	Includes ALF, MCF, ILF and CCRC.

(6)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options in connection with the Trilogy investment.

(7)
Represents the par value of Class B certificates in a Freddie Mac securitization purchased in October 2016. Refer to Note 6. “Healthcare-Related Securities” of Part I, Item 1. “Financial Statements” for further discussion.

For financial information regarding our reportable segments, refer to Note 13. “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
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
Our equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, where applicable under RIDEA structures, whereby we participate directly in the operational cash flow of a property, generate resident level income from short-term residential agreements and incur customary related operating expenses.
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
Our Portfolio
As of March 31, 2017, $3.3 billion, or 96.1%, of our investments were invested in healthcare real estate equity, adjusted for acquisitions and dispositions, if any, through May 5, 2017. The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

____________________________________

(1)	Classification based on predominant services provided, but may include other services.

The following table presents a summary of our real estate equity investments as of March 31, 2017, adjusted for acquisitions and dispositions, if any, through May 5, 2017 (dollars in thousands):

			Properties(1)
Portfolio	Investment Structure	Amount(2)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments(3)
Watermark Aqua	Operating Facilities	$110,666	4	—	—	—	4	West/Southwest/Midwest	97.0%
Peregrine	Net Lease	36,498	4	—	—	—	4	Northeast/Southeast	100.0%
Kansas City	Net Lease	15,000	2	—	—	—	2	Midwest	100.0%
Arbors	Net Lease	126,823	4	—	—	—	4	Northeast	100.0%
Watermark Fountains(4)	Net Lease/Operating Facilities	659,233	16	—	—	—	16	Various	Various
Winterfell	Operating Facilities	904,985	32	—	—	—	32	Various	100.0%
Bonaventure	Operating Facilities	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	Operating Facilities	19,427	1	—	—	—	1	West	100.0%
Total Direct Investments		1,972,070	68	—	—	—	68
Joint Venture Investments(5)
Eclipse	Net Lease/Operating Facilities	59,816	44	—	36	—	80	Various	5.6%
Envoy	Net Lease	16,472	—	—	14	—	14	Mid - Atlantic/Northeast	11.4%
Griffin-American	Net Lease/Operating Facilities	482,506	90	112	44	14	260	Various	14.3%
Espresso	Net Lease	326,475	6	—	152	—	158	Various	36.7%
Trilogy(6)	Operating Facilities	423,585	6	—	70	—	76	Various	29.0%
Total Joint Venture Investments		1,308,854	146	112	316	14	588
Total		$3,280,924	214	112	316	14	656
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(3)
The net lease properties are leased to five operators, which collectively have a seven year weighted average remaining lease term. The weighted average resident occupancy of our direct investments was 86.9%.

(4)
Watermark Fountains portfolio consists of six wholly-owned properties of $282.9 million and ten properties of $376.3 million in which we own a 97.0% interest. One of these properties consists of 15 condominium units in which we hold future interests, or the Remainder Interests.

(5)	Represents our proportionate interest in real estate assets held through unconsolidated joint ventures.

(6)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options, which are not subject to property count.
As of March 31, 2017, our unconsolidated joint venture investments, totaling $1.3 billion, comprised 39.9% of our total real estate equity investments portfolio and represented an 18.3% indirect exposure to over $7.1 billion in real estate equity investment alongside our joint venture partners. As of March 31, 2017, our unconsolidated joint venture investments included the following:
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
Our Portfolio
As of March 31, 2017, $75.0 million, or 2.2%, of our investments were invested in real estate debt secured by healthcare facilities, consisting of one loan. The investment matures on January 30, 2021.
The following table presents a summary of our debt investment as of March 31, 2017 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value	Fixed Rate	Total Unleveraged Current Yield
Mezzanine loan(1)	1	$75,000	$74,580	10.0%	10.3%
___________________________________________________

(1)	Property types securing the mezzanine loan predominately include SNFs, which are located primarily in the Midwest, Northeast and Southeast regions of the United States.
Healthcare-Related Securities
Our healthcare-related securities investment strategy includes investing primarily in CMBS or securitization trusts, and may include other healthcare-related securities, backed by loans secured by a variety of healthcare properties. We expect that this asset class will be less than 10% of our total portfolio. As of March 31, 2017, $57.5 million, or 1.7%, of our investments were invested in healthcare-related securities consisting of the Class B certificates in a Federal Home Loan Mortgage Corporation, or Freddie Mac, securitization trust. The Class B certificates were purchased at a 47.0% discount, or $27.0 million, producing a bond equivalent yield of 13.1%, and are collateralized by a pool of 41 mortgage loans with a weighted average maturity of 9.8 years. We also have an equity interest in properties underlying certain of the loans in the securitization trust through our interest in the Eclipse portfolio.
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
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. With the national unemployment rate falling to 4.4% in April and the Federal Reserve projecting 2.1% GDP growth for 2017, overall macroeconomic conditions remain strong. The Federal Reserve’s March 2017 decision to raise the federal funds rate for the third time in almost a decade reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief the labor market is close to or already at full employment resulting in wage growth and consumer confidence. While some market participants believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, we expect real estate prices and returns to remain attractive while inflation is targeted to remain at 2.0% in the near term.
The results of the referendum passed and the subsequent actions taken to initiate the exit process from the European Union by the United Kingdom and the new U.S. presidential administration elected in November 2016 concluded a year of political uncertainty. While the markets initially appeared poised to react negatively to both outcomes, by quarter-end, the S&P 500 was up 10.4%, the ten year Treasury note’s yield was up 25.8%, the U.S. dollar had strengthened against the Eurozone’s euro by 3.7% and the Dow Jones Industrial Average surpassed 21,000 for the first time ever. In addition, benchmark 10-year interest rates in several other key global economies, including England, Germany and Japan, have recently trended to positive territory, signaling normalized market conditions while many global central banks continue to ease monetary policy to combat low inflation and economic stagnation. The pace of these changes may create volatility in global debt and equity markets and at the same time, the Federal Reserve experiences increased pressure to raise interest rates and reduce its large balance sheet holdings of financial instruments acquired during the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including potential infrastructure spending, healthcare reform and new trade policies, may also have a considerable impact on the trajectory of the U.S. and global economies during 2017.

CRE fundamentals remain relatively healthy across U.S. property types. Given certain dynamics in the current market including (i) the continuing steady recovery of the economy; (ii) a historically low interest rate environment; (iii) low aggregate new CRE supply; and (iv) robust international demand for U.S. commercial real estate, we expect real estate values to trend positively due to increased property level net operating income, continued strong transaction volume or a combination of both. Investor demand in 2016 slowed slightly compared to 2015 as indicated by fewer total real estate transactions despite net operating income at or approaching all-time highs for all property sectors and positive projected 2017 expansion for property-level revenue of 4.3%. In addition, approximately $400 million of ten-year debt originated during 2007 is set to mature in 2017, and these maturities may contribute to periodic volatility in the commercial real estate market. With CMBS issuance continuing to decline and uncertainty around the Dodd-Frank and capital requirements for banks, traditional capital sources may lack sufficient lending capacity to absorb the high refinancing demand. As regulatory uncertainty continues to limit CMBS issuance, these developments may provide attractive lending opportunities for new market participants such as alternative investment platforms, REITs and insurance companies. Industry experts estimate a projected total origination volume of approximately $55 billion for 2017, with the shift to non-traditional lenders focused on risk retention resulting in higher underwriting standards that may support market stability and a protracted environment of increasing commercial real estate values.
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
We believe owners and operators of senior housing facilities and other healthcare properties may benefit from demographic and economic trends, specifically the aging of the U.S. population whereby Americans aged 65 years old and older are expected to increase from 47.8 million in 2015 to 79.2 million in 2035 (source: U.S. Census Bureau 2014 National Population Projections), and the increasing demand for care for seniors outside of their homes. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. Healthcare spending in the U.S. is projected to increase from $2.6 trillion in 2010 to $4.1 trillion in 2020 (source: CMS) and as healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare, and senior housing facilities, such as ALF, MCF, SNF and ILF, are generally more cost effective than higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings. For example, recent regulatory changes have created incentives for long-term acute-care hospitals and in-patient rehabilitation facilities to minimize patient lengths of stay and placed limits on the type of patient that can be admitted to these facilities. The growth in total demand for healthcare, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system.
Our SNF operators receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid. Changes in reimbursement rates and limits on the scope of services reimbursed to SNFs could have a material impact on the operators’ liquidity and financial condition. SNF operators are currently facing various operational, legal and regulatory challenges due to, among other things, increased wages and labor costs, staffing shortages and expenses associated with increased government investigations, enforcement proceedings and legal actions related to professional and general liability claims. With a dependence on government reimbursement as the primary source of their revenues, SNF operators are also subject to intensified efforts to impose pricing pressures and more stringent cost controls, through value-based payments, managed care and similar programs, which could result in lower daily reimbursement rates, decreased occupancies due to shorter lengths of stay and declining operating margins.

Further rules and regulatory changes, if implemented, that are being proposed by the federal government to improve quality of care and control healthcare spending may continue to affect reimbursement and increase operating costs to our operators and tenants as they will be required to participate in order to continue to access Medicare and Medicaid funding. For example, on April 27, 2017, the Centers for Medicare and Medicaid Services, or CMS, issued a proposed rule updating Medicare payments to SNFs under the prospective payment system (PPS) for federal fiscal year 2018, as compared to the 2.4% increase for the federal fiscal year 2017. In addition, on May 4, 2017, the U.S. House of Representatives passed the American Health Care Act, or AHCA, in an effort to repeal and replace the Patient Protection and Affordable Care Act. We cannot predict whether, when or to what extent the AHCA will be approved by the Senate and ultimately signed into law, or how it would impact our business. We continue to monitor federal and state reimbursement programs and assess any impact that changes in the political environment may have on reimbursement levels or the timing of payments and the ability of our tenants/operators to meet their payment obligations.

Notwithstanding the growth in the industry and favorable demographics, economic uncertainty may have a negative impact, weakening the market’s fundamentals and ultimately reducing a tenant’s/operator’s ability to make rent payments in accordance with the contractual terms of the lease, as well as the possibility for reduced income for our operating investments. In addition, increased development and competitive pressures may have an impact on some of our assets. To the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected as existing leases renew at lower rates and over longer periods of time and decreased cash flow in turn could impact the value of underlying properties and the borrowers’ ability to service their outstanding loans.

Despite the barriers and constraints to investing in the senior housing sector, demographic and other market dynamics continue to attract new investors to the sector. The supply and demand fundamentals that are driven by the increasing need for healthcare services by an aging population and the ongoing consolidation of the fragmented nature of senior housing real estate ownership have created attractive investment opportunities for investors and thus merger and acquisition activity within the sector continues to be strong.
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
We began raising capital in 2013 and completed our Initial Offering on February 2, 2015 and our Follow-on Offering on January 19, 2016. We raised total gross proceeds of $1.9 billion including $154.8 million in DRP proceeds from inception through May 5, 2017. Since the successful completion of our Offering, we have only been raising new equity through our DRP.
The following table presents our investment activity for the three months ended March 31, 2017 and from inception through March 31, 2017, adjusted for acquisitions, if any, through May 5, 2017 (dollars in thousands):

	Three Months Ended	From Inception through
	March 31, 2017	May 5, 2017
	Amount(1)(2)	Amount(1)(2)
Investment Type:
Real estate equity	$139,809	$3,411,785
Real estate debt	—	220,887
Healthcare-related securities	—	57,514
Total	$139,809	$3,690,186
__________________________________

(1)
Includes initial purchase price, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation. For Healthcare-related securities, represents the principal amount of the security. Refer to Note 6. “Healthcare-Related Securities” of Part I, Item 1. “Financial Statements” for further detail.

(2)	Includes our proportionate interest in real estate held through joint ventures of $1.4 billion as of March 31, 2017.
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
Our Advisor has delegated certain asset management functions in connection with our portfolio to American Healthcare Investors, LLC, or AHI. As of March 31, 2017, AHI provides these asset management services in connection with our Griffin-American and Winterfell portfolios. In addition, Formation provides similar asset management services to us in connection with the Eclipse, Espresso and Envoy joint ventures. Our Advisor, under the direction of its investment committee, supervises AHI and Formation and retains ultimate oversight and responsibility for the management of our portfolio.
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
We are currently in the process of transitioning two of our portfolios, the Peregrine portfolio and the Kansas City portfolio, which collectively account for 0.7% of total revenue attributable to our direct investments for the three months ended March 31, 2017, to new operators as a result of the respective tenants’ failure to timely pay their full rental obligations. For the Peregrine portfolio, we have entered into a new lease and related documents with a new operator and transitioned two of the four properties to the new operator in the third quarter of 2016, with the remaining two properties expected to be transitioned in the third quarter of 2017. We were also obligated to fund additional reserves under the mortgage note payable relating to this portfolio in the amount of approximately $7.0 million, which we expect to be released upon stabilization of the portfolio post-transition. For the Kansas City portfolio, we have entered into an amended short-term lease and related documents and are currently in the process of converting the properties into operating properties to be managed by a new third party manager for the portfolio.

We are also actively monitoring the performance of certain of our unconsolidated joint ventures due in part to the impact of ongoing changes in government reimbursement models and increasing enforcement activity. As a result, the performance of certain of our unconsolidated joint ventures, including Espresso and Eclipse, is below our expectations, which, in a few cases, has resulted in defaults under the borrowings of our unconsolidated joint ventures that are ongoing. We are also actively monitoring the Trilogy portfolio in light of the challenges in the post-acute/skilled nursing industry described above.

We will continue to monitor the performance of, and actively manage, all of our investments. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record impairment, as appropriate, if required.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  There have been no material changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Recent Accounting Pronouncements
For recent accounting pronouncements, refer to Note 2, “Significant Accounting Policies” in our accompanying consolidated financial statements included in Part I Item 1. “Financial Statements.”

Results of Operations
Comparison of the Three Months Ended March 31, 2017 to March 31, 2016 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	%
Property and other revenues
Resident fee income	$28,747	$25,041	$3,706	14.8%
Rental income	37,121	18,435	18,686	101.4%
Other revenue	577	276	301	109.1%
Total property and other revenues	66,445	43,752	22,693	51.9%
Net interest income
Interest income on debt investments	1,897	5,035	(3,138)	(62.3)%
Interest income on mortgage loans held in a securitized trust	6,481	—	6,481	100.0%
Interest expense on mortgage obligations issued by a securitization trust	4,877	—	4,877	100.0%
Net interest income	3,501	5,035	(1,534)	(30.5)%

Expenses
Property operating expenses	37,311	23,397	13,914	59.5%
Interest expense	14,028	8,483	5,545	65.4%
Other expenses related to securitization trust	976	—	976	100.0%
Transaction costs	1,018	1,282	(264)	(20.6)%
Asset management and other fees-related party	10,980	19,628	(8,648)	(44.1)%
General and administrative expenses	2,503	7,836	(5,333)	(68.1)%
Depreciation and amortization	24,918	11,823	13,095	110.8%
Total expenses	91,734	72,449	19,285	26.6%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	366	—	366	100.0%
Realized gain (loss) on investments and other	28	—	28	100.0%
Gain (loss) on consolidation of unconsolidated venture (refer to Note 3)	—	6,408	(6,408)	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(21,394)	(17,254)	(4,140)	24.0%
Equity in earnings (losses) of unconsolidated ventures	(5,622)	(14,037)	8,415	(59.9)%
Income tax benefit (expense)	(26)	(7,091)	7,065	(99.6)%
Net income (loss)	$(27,042)	$(38,382)	$11,340	(29.5)%
Revenues
Resident Fee Income
Resident fee income increased $3.7 million as a result of two acquisitions that closed during the first quarter of 2017, as well as an increase in the average fees earned per room for RIDEA properties during the three months ended March 31, 2017 as compared to the same period in 2016.
Rental Income
Rental income increased $18.7 million, primarily as a result of the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016, which is now 100% owned and consolidated in our statements of operations.
Net Interest Income
Net interest income decreased $1.5 million, primarily as a result of the repayment of three debt investments in the fourth quarter of 2016, partially offset by income earned from our investment in the Class B certificates of a securitization trust.

Expenses
Property Operating Expenses
Property operating expenses increased $13.9 million, primarily as a result of two acquisitions that closed during the first quarter of 2017, as well as the acquisition of the remaining 60% equity interest in the Winterfell portfolio in March 2016, which is now 100% owned and consolidated in our statements of operations.
Interest Expense
Interest expense increased $5.5 million, primarily as a result of mortgage financing obtained for two acquisitions that closed during the first quarter of 2017, as well as a full quarter of interest for the Winterfell portfolio, which was acquired in March 2016.
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the three months ended March 31, 2017 are primarily a result of two acquisitions that closed during the period. Transaction costs for the three months ended March 31, 2016 are a result of costs associated with the acquisition of the remaining 60% interest in the Winterfell portfolio in March 2016.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $8.6 million primarily as a result of a decrease in acquisition fees related to a lower level of investment activity during 2017, partially offset by higher asset management fees from increased average invested assets subsequent to the first quarter of 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business. General and administrative expenses decreased $5.3 million, primarily as a result of a lower allocation of operating costs in the current period as well as the full payment during 2016 of all operating costs paid by our Advisor on our behalf.
Depreciation and Amortization
Depreciation and amortization expense increased $13.1 million, primarily as a result of the acquisition of the remaining 60% equity interest in the Winterfell portfolio in March 2016.
Other Income (Loss)
Unrealized Gain (loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
Unrealized gain of $0.4 million on senior housing mortgage loans and debt held in a securitization trust was attributable to the change in the fair value of the consolidated assets and liabilities of our investment in a Freddie Mac securitization.
Realized Gain (Loss) on Investments and Other
Realized gain on investments and other of approximately $28,000 for the three months ended March 31, 2017 resulted from the sale of two remainder interests in the Watermark portfolio.
Gain (loss) on Consolidation of Unconsolidated Venture
The gain on consolidation of unconsolidated venture of $6.4 million during the three months ended March 31, 2016 was attributable to an adjustment to the carrying value of our equity investment in the Winterfell portfolio as a result of the acquisition of the remaining equity interest in the portfolio in March 2016.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures decreased $8.4 million primarily as a result of lower depreciation and amortization expense incurred by two unconsolidated ventures, partially offset by the consolidation of the Winterfell portfolio in March 2016 and therefore no longer providing equity in earnings in unconsolidated ventures in the first quarter of 2017.

Income Tax Benefit (Expense)
The income tax expense for the three months ended March 31, 2017 and 2016 was $26,000 and $7.1 million, respectively, related to our RIDEA properties, which operate through a TRS structure. In the first quarter of 2016, we recorded a full valuation allowance of $7.1 million on our deferred tax asset as we believed that it was more likely than not to be unrealized.
Liquidity and Capital Resources
Our current principal liquidity needs are to fund: (i) acquisitions, investments and commitments, including development and redevelopment activities; (ii) operating expenses; (iii) principal and interest payments on our borrowings; (iv) capital expenditures; and (v) distributions to our stockholders. We expect that these liquidity needs generally will be satisfied by a combination of the following: (i) cash on hand; (ii) cash flow generated by our investments, both from our operating activities and distributions from our unconsolidated joint ventures; (iii) secured or unsecured financings from banks and other lenders, including investment-level financing and/or a corporate credit facility; and (iv) proceeds from full or partial realization of investments. Our ability to access a variety of these sources impacts our cost of capital, as well as our ability to finance investments and development and pay distributions. In particular, the failure of our any investments to perform consistent with our expectations may have an adverse impact on our liquidity needs. As of May 5, 2017, we had $126.2 million of investable cash.
Offering
From inception through May 5, 2017, we have raised total gross proceeds of $1.9 billion, including $154.8 million in DRP proceeds.
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
Our charter limits us from incurring borrowings that would exceed 300% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of March 31, 2017, our leverage was 52.4%, which we expect to remain consistent going forward.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2017	2016	2017 vs. 2016 Change
Operating activities	$3,496	$(15,020)	$18,516
Investing activities	(117,182)	(141,797)	24,615
Financing activities	50,983	(18,219)	69,202
Net increase (decrease) in cash and cash equivalents	$(62,703)	$(175,036)	$112,333

Three Months Ended March 31, 2017 Compared to March 31, 2016
Operating Activities
Net cash provided by operating activities was $3.5 million for the three months ended March 31, 2017 compared to net cash used in operating activities of $15.0 million for the three months ended March 31, 2016. The increase of $18.5 million in net cash provided by operating activities was primarily related to earnings from new investments, offset by an increase in fees paid to our Advisor for the management of our investments, and other general and administrative expenses.
Investing Activities
Our cash flows from investing activities are generally used to fund investment acquisitions, net of any repayment activity. Net cash used in investing activities decreased by $24.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Cash flows used in investing activities for the three months ended March 31, 2017 primarily relate to the acquisition of two operating real estate investments and an additional capital contribution to an unconsolidated venture. Cash flow used in investing activities for the three months ended March 31, 2016 primarily relate to the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016.
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock and changes in our mortgage notes payable. Net cash provided by financing activities increased by $69.2 million for the three months ended March 31, 2017 compared to net cash used in financing activities for the three months ended March 31, 2016. Cash flow provided by financing activities for the three months ended March 31, 2017 primarily relates to additional mortgage notes payable from investment acquisitions, partially offset by distributions paid on common stock. Cash flow used in financing activities for the three months ended March 31, 2016 primarily relates to distributions paid on common stock as well as lender costs paid for mortgage notes assumed in connection with the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three months ended March 31, 2017 and the amount due to related party as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Three Months Ended March 31, 2017		Due to Related Party as of March 31, 2017 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$12	$8,267	$(8,229)	$50
Acquisition(1)	Investments in unconsolidated ventures/Asset management and other fees-related party	66	3,188	(2,779)	475
Disposition(1)	Real estate debt investments, net	—	—	—	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	141	2,249	(2,140)	250
Total		$219	$13,704	$(13,148)	$775
_____________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees-related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursements. From inception through March 31, 2017, our Advisor waived $0.3 million of acquisition fees related to healthcare-related securities.

(2)	As of March 31, 2017, our Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to us.

Investments in Joint Ventures
The below table indicates our investments for which Colony NorthStar is also an equity partner in the joint venture. Each investment was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of these investments.

Portfolio	Partner	Acquisition Date	Ownership	Purchase Price(1)	Equity Investment(2)
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%	$59,097	$23,400
Griffin-American	Colony NorthStar	Dec-2014	14.3%	463,436	200,600
____________________________

(1)
Purchase price represent our Company’s proportionate share of the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(2)	Represents initial and subsequent contributions to the underlying joint venture through March 31, 2017.
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
In December 2015, we, through a joint venture with Griffin-American Healthcare REIT III, Inc., or GAHR3, a REIT sponsored and advised by AHI, acquired a 29% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for our interest. The purchase was approved by our board of directors, including all of our independent directors. In June 2016, in accordance with the joint venture agreement, we funded an additional capital contribution of $18.8 million for a total contribution of $225.8 million. The additional funding related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
Origination of Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, or the Espresso joint venture, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.
Recent Developments
Distribution Reinvestment Plan
For the period from April 1, 2017 through May 5, 2017, we issued 1.2 million shares pursuant to the DRP, representing gross proceeds of $11.3 million.
Distributions
On May 11, 2017, our board of directors approved a daily cash distribution of $0.001849315 per share of common stock for each of the three months ended September 30, 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From April 1, 2017 through May 5, 2017, we repurchased 1.1 million shares for a total of $10.6 million or a weighted average price of $9.23 per share under our Share Repurchase Program that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(27,079)	$(38,297)
Adjustments:
Depreciation and amortization	24,918	11,823
Depreciation and amortization related to unconsolidated ventures	10,793	22,056
Depreciation and amortization related to non-controlling interests	(89)	(217)
(Gain) loss on consolidation of unconsolidated venture	—	(6,408)
Realized (gain) loss from sales of property related to unconsolidated ventures	534	—
Impairment losses of depreciable real estate held by unconsolidated ventures	1,191	—
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$10,268	$(11,043)
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$10,268	$(11,043)
Adjustments:
Acquisition fees and transaction costs	3,731	13,445
Straight-line rental (income) loss, net	(530)	(560)
Amortization of premiums, discounts and fees on investments and borrowings, net	961	654
Amortization of discounts on healthcare-related securities	349	—
Deferred tax (benefit) expense	—	7,027
Adjustments related to unconsolidated ventures(1)	2,579	3,914
Adjustments related to non-controlling interests	(6)	(9)
Realized (gain) loss on investments and other	(28)	—
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust	(366)	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$16,958	$13,428
___________________________________

(1)
Primarily represents our proportionate share of transaction costs and amortization of above/below market debt adjustments and deferred financing costs incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. Based on our estimated net asset value per share of $9.10 as of June 30, 2016, our annualized distribution amount represents an effective current yield of 7.4%. From the date of our first investment on April 5, 2013 through March 31, 2017, we paid an annualized distribution amount of $0.675 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the three months ended March 31, 2017 and year ended December 31, 2016 (dollars in thousands):

	Three Months Ended March 31, 2017		Year Ended December 31, 2016
Distributions(1)
Cash	$14,228		$55,223
DRP	16,669		67,919
Total	$30,897		$123,142

Sources of Distributions(1)
FFO(2)	$10,268	33%	$20,402	17%

Offering proceeds - Distribution support	—	—%	—	—%
Offering proceeds - Other	20,629	67%	102,740	83%
Total	$30,897	100%	$123,142	100%

Cash Flow Provided by (Used in) Operations	$3,496		$3,972
_______________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through March 31, 2017, we declared $270.3 million in distributions. Cumulative FFO for the period from April 5, 2013 through March 31, 2017 was $8.1 million.

Distributions in excess of our cash flow provided by operations were paid using Offering proceeds, including from the purchase of additional shares by Colony NorthStar. In the future, we expect that our distributions will be paid from cash flow provided by operations. However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. Future distributions declared and paid may exceed cash flow provided by operations. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are primarily subject to interest rate risk, credit spread risk and credit risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions (if any) are held for investment and not for trading purposes.
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments, as well as changes in net interest income of our real estate debt investments. As of March 31, 2017, 6.4% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. Of the floating rate liabilities, 100% related to our directly owned operating real estate equity investment mortgage notes payable.
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
Our debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments and expenses from our borrowings. As of March 31, 2017, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $0.8 million annually. We did not have any floating rate real estate debt investments as of March 31, 2017.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of March 31, 2017, we had one fixed-rate debt investment with a carrying value of $74.6 million.
Credit Spread Risk
The value of our fixed and floating-rate investments also changes with market credit spreads. This means that when market-demanded risk premium, or credit spread, increases, the value of our fixed and floating-rate assets decrease and vice versa. Fixed-rate assets are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasuries of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate debt and securities investments are valued based on a market credit spread over the applicable LIBOR. Demand for a higher yield on investments results in higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or “tighten,” the value of these assets should increase.
Credit Risk
We are subject to the credit risk of the operators or managers of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator or manager’s business as well as an assessment of the strategic importance of the underlying real estate to the operator or manager’s core business operations. Where appropriate, we may seek to augment the operator or manager’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases, management agreements or joint venture arrangements. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. The extent of pending or future healthcare regulation may have a material impact on the valuation and financial performance of this portion of our portfolio. For the three months ended March 31, 2017, gross revenues from two of our operators, Watermark Retirement Communities and Holiday Retirement Communities, represented 49.0% and 41.6%, respectively, of our total revenues attributable to direct investments. No other operator generated more than 10% of gross revenues during the three months ended March 31, 2017.
Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2017, one debt investment contributed more than 10.0% of interest income. As of March 31, 2017, one borrower, a subsidiary of the Espresso joint venture, represented 100.0% of the aggregate principal amount of our debt investments.

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
Item 1A.    Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 30, 2017, except as noted below.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the three months ended March 31, 2017, we declared distributions of $30.9 million compared to cash provided by operating activities of $3.5 million. For the declared distributions during the three months ended March 31, 2017, $20.6 million, or 67.0%, of the distributions declared were paid using proceeds from our Offering. For the year ended December 31, 2016, we declared distributions of $123.1 million compared to cash provided by operating activities of $4.0 million. For the declared distributions during the year ended December 31, 2016, $102.7 million, or 83.4% of the distributions declared were paid using proceeds from our Offering.  If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
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
As of March 31, 2017, we issued the following shares of common stock and raised the following gross proceeds (dollars and shares in thousands):

	Shares(1)	Proceeds(1)
Primary Offering	173,438	$1,742,290
DRP	15,540	143,550
Total	188,978	$1,885,840
_________________________________________________

(1)	Excludes shares repurchased.
For the period from the commencement of our Follow-on Offering through March 31, 2017, we issued 69.1 million shares of common stock generating total gross proceeds of $700.0 million pursuant to our Follow-on Offering, including 4.2 million shares of common stock and $40.5 million of gross proceeds pursuant to our Follow-on DRP.
From the commencement of our Offering through March 31, 2017, we incurred $117.5 million in selling commissions, $52.1 million in dealer manager fees and $11.5 million in other offering costs in connection with the issuance and distribution of our registered securities and $138.8 million of these costs have been reallowed to third parties.
From the commencement of our Offering through March 31, 2017, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.6 billion. From the commencement of our Offering through March 31, 2017, we used proceeds of $1.2 billion to purchase real estate equity investments, $219.4 million to acquire and originate real estate debt investments, $30.5 million to purchase a healthcare-related securities investment and $78.1 million to pay our Advisor acquisition fees.
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

For the three months ended March 31, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	$—	—
February 1 to February 28	936,455	9.19	936,455	(1)
March 1 to March 31	—	—	—
Total	936,455	$9.19	936,455
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

As of March 31, 2017, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2017, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.

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
The following materials from the NorthStar Healthcare Income, Inc. Annual Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 (unaudited) and the year ended December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017, and 2016; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	May 12, 2017	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer