Form 10-Q
period 2017-06-30
NorthStar Healthcare Income, Inc.
filed 2017-08-11
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
The Company has one class of common stock, $0.01 par value per share, 186,291,447 shares outstanding as of August 4, 2017.

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

Part I. Financial Information
Item 1.    Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$135,639	$223,102
Restricted cash	26,583	28,790
Operating real estate, net	1,675,656	1,571,980
Investments in unconsolidated ventures (refer to Note 4)	345,895	360,534
Real estate debt investments, net	74,602	74,558
Senior housing mortgage loans held in a securitization trust, at fair value	553,077	553,707
Receivables, net	13,590	12,260
Deferred costs and intangible assets, net	96,952	116,404
Other assets	19,508	16,874
Total assets(1)	$2,941,502	$2,958,209

Liabilities
Mortgage and other notes payable, net	$1,278,579	$1,200,982
Senior housing mortgage obligations issued by a securitization trust, at fair value	521,579	522,933
Due to related party	633	219
Escrow deposits payable	3,228	3,209
Distribution payable	10,356	10,579
Accounts payable and accrued expenses	26,833	25,105
Other liabilities	3,081	3,208
Total liabilities(1)	1,844,289	1,766,235
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 186,665,919 and 185,034,967 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,867	1,850
Additional paid-in capital	1,680,990	1,666,479
Retained earnings (accumulated deficit)	(591,446)	(480,516)
Accumulated other comprehensive income (loss)	392	(1,188)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	1,091,803	1,186,625
Non-controlling interests	5,410	5,349
Total equity	1,097,213	1,191,974
Total liabilities and equity	$2,941,502	$2,958,209
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of June 30, 2017, the Operating Partnership includes $1.0 billion and $827.4 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Property and other revenues
Resident fee income	$31,080	$25,244	$59,827	$50,285
Rental income	36,561	37,586	73,682	56,021
Other revenue	953	194	1,530	469
Total property and other revenues	68,594	63,024	135,039	106,775
Net interest income
Interest income on debt investments	1,918	5,005	3,815	10,040
Interest income on mortgage loans held in a securitized trust	6,486	—	12,967	—
Interest expense on mortgage obligations issued by a securitization trust	(4,866)	—	(9,743)	—
Net interest income	3,538	5,005	7,039	10,040
Expenses
Real estate properties - operating expenses	38,234	34,982	75,545	58,379
Interest expense	14,764	13,044	28,792	21,527
Other expenses related to securitization trust	990	—	1,966	—
Transaction costs	1,946	249	2,964	1,531
Asset management and other fees - related party	8,437	8,452	19,417	28,080
General and administrative expenses	2,848	8,722	5,351	16,558
Depreciation and amortization	19,851	13,429	44,769	25,252
Total expenses	87,070	78,878	178,804	151,327
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	358	—	724	—
Realized gain (loss) on investments and other	90	411	118	411
Gain (loss) on consolidation of unconsolidated venture	—	—	—	6,408
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(14,490)	(10,438)	(35,884)	(27,693)
Equity in earnings (losses) of unconsolidated ventures	(7,055)	(17,432)	(12,677)	(31,469)
Income tax benefit (expense)	(15)	(33)	(41)	(7,124)
Net income (loss)	(21,560)	(27,903)	(48,602)	(66,286)
Net (income) loss attributable to non-controlling interests	(33)	34	(70)	119
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(21,593)	$(27,869)	$(48,672)	$(66,167)
Net income (loss) per share of common stock, basic/diluted	$(0.12)	$(0.15)	$(0.26)	$(0.37)
Weighted average number of shares of common stock outstanding, basic/diluted	186,392,469	181,717,986	186,023,359	180,934,241
Distributions declared per share of common stock	$0.17	$0.17	$0.34	$0.34

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(21,560)	$(27,903)	$(48,602)	$(66,286)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	2,601	—	1,580	—
Total other comprehensive income (loss)	2,601	—	1,580	—
Comprehensive income (loss)	(18,959)	(27,903)	(47,022)	(66,286)
Comprehensive (income) loss attributable to non-controlling interests	(33)	34	(70)	119
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(18,992)	$(27,869)	$(47,092)	$(66,167)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2015	179,137	$1,791	$1,614,452	$(216,099)	$—	$1,400,144	$5,356	$1,405,500
Net proceeds from issuance of common stock	81	1	295	—	—	296	—	296
Issuance and amortization of equity-based compensation	14	—	166	—	—	166	—	166
Non-controlling interests - contributions	—	—	—	—	—	—	291	291
Non-controlling interests - distributions	—	—	—	—	—	—	(291)	(291)
Shares redeemed for cash	(1,765)	(18)	(16,120)	—	—	(16,138)	—	(16,138)
Distributions declared	—	—	—	(123,142)	—	(123,142)	—	(123,142)
Proceeds from distribution reinvestment plan	7,568	76	67,686	—	—	67,762	—	67,762
Other comprehensive income (loss)	—	—	—	—	(1,188)	(1,188)	—	(1,188)
Net income (loss)	—	—	—	(141,275)	—	(141,275)	(7)	(141,282)
Balance as of December 31, 2016	185,035	$1,850	$1,666,479	$(480,516)	$(1,188)	$1,186,625	$5,349	$1,191,974
Issuance and amortization of equity-based compensation	20	—	99	—	—	99	—	99
Non-controlling interests - contributions	—	—	—	—	—	—	67	67
Non-controlling interests - distributions	—	—	—	—	—	—	(76)	(76)
Shares redeemed for cash	(2,090)	(20)	(19,227)	—	—	(19,247)	—	(19,247)
Distributions declared	—	—	—	(62,258)	—	(62,258)	—	(62,258)
Proceeds from distribution reinvestment plan	3,701	37	33,639	—	—	33,676	—	33,676
Other comprehensive income (loss)	—	—	—	—	1,580	1,580	—	1,580
Net income (loss)	—	—	—	(48,672)	—	(48,672)	70	(48,602)
Balance as of June 30, 2017 (Unaudited)	186,666	$1,867	$1,680,990	$(591,446)	$392	$1,091,803	$5,410	$1,097,213

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(48,602)	$(66,286)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	12,677	31,469
Depreciation and amortization	44,769	25,252
Amortization of below market debt	1,283	—
Straight-line rental income, net	(963)	(686)
Amortization of premium/accretion of discount on investments	(44)	(10)
Amortization of deferred financing costs	796	923
Amortization of equity-based compensation	99	68
Deferred income tax (benefit) expense, net	—	7,026
Realized (gain) loss on investments and other	(118)	(411)
(Gain) loss on consolidation of unconsolidated venture	—	(6,408)
Unrealized (gain) loss on senior housing mortgage loans and debt held in securitization trust, net	(724)	—
Allowance for uncollectible accounts	651	—
Distributions of cumulative earnings from unconsolidated ventures	179	—
Changes in assets and liabilities:
Restricted cash	(377)	(1,787)
Receivables	(902)	778
Other assets	281	(1,018)
Due to related party	414	(387)
Escrow deposits payable	19	563
Accounts payable and accrued expenses	1,728	(375)
Other liabilities	(127)	(135)
Net cash provided by (used in) operating activities	11,039	(11,424)
Cash flows from investing activities:
Acquisition of operating real estate investments, net	(114,827)	(139,618)
Improvement of operating real estate investments	(9,330)	(14,137)
Repayment on real estate debt investments	—	(60)
Investment in unconsolidated ventures	(6,045)	(18,911)
Distributions in excess of cumulative earnings from unconsolidated ventures	9,408	10,393
Change in restricted cash	(599)	(2,402)
Other assets	(2,913)	798
Net cash provided by (used in) investing activities	(124,306)	(163,937)
Cash flows from financing activities:
Borrowing from mortgage notes	72,466	—
Repayment of mortgage notes	(1,019)	(104)
Payment of deferred financing costs	(765)	(3,371)
Change in restricted cash	3,183	356
Net proceeds from issuance of common stock	—	405
Shares redeemed for cash	(19,247)	(5,238)
Distributions paid on common stock	(62,481)	(60,646)
Proceeds from distribution reinvestment plan	33,676	33,746
Contributions from non-controlling interests	67	149
Distributions to non-controlling interests	(76)	—
Net cash provided by (used in) financing activities	25,804	(34,703)
Net increase (decrease) in cash and cash equivalents	(87,463)	(210,064)
Cash and cash equivalents- beginning of period	223,102	354,229
Cash and cash equivalents- end of period	$135,639	$144,165
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits related to real estate debt investments	$—	$34
Accrued distribution payable	10,356	10,086
Transfer of non-controlling interest in joint venture for controlling interest in consolidated real estate investment (refer to Note 3)	—	103,005
Assumption of mortgage notes payable upon acquisition of operating real estate	—	648,211
Accrued capital expenditures	—	361
Change in carrying value of securitization trust (VIE asset/liability)	1,355	—
Debt financing provided by seller for investment acquisition	3,500	—

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
The Company’s equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, where applicable through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures that permit the Company, through taxable REIT subsidiaries (“TRS”), to have direct exposure to resident fee income and incur related operating expenses. The Company’s debt investments may consist of first mortgage loans and mezzanine loans. The Company’s real estate securities investments may include commercial mortgage-backed securities (“CMBS”), and other securities backed primarily by loans secured by healthcare properties. Refer to Note 6, “Healthcare-Related Securities” and Note 13, “Segment Reporting” for further discussion.
The Company is externally managed and has no employees. Prior to January 11, 2017, the Company was managed by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) (“NSAM”). Effective January 10, 2017, NSAM completed its previously announced mergers with Colony Capital, Inc. (“Colony”), NorthStar Realty Finance Corp. (“NorthStar Realty”) and Colony NorthStar, Inc. (“Colony NorthStar”), a wholly-owned subsidiary of NSAM, which the Company refers to as the mergers, with Colony NorthStar surviving the mergers and succeeding NSAM as the Company’s sponsor (the “Sponsor”). As a result of the mergers, the Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform and publicly-traded on the NYSE under the ticker symbol “CLNS.” CNI NSHC Advisors, LLC, as successor to NSAM J-NSHC Ltd (the “Advisor”), is now a subsidiary of Colony NorthStar. The Advisor manages the Company’s day-to-day operations pursuant to an advisory agreement. The mergers had no material impact on the Company’s operations.
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies.
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of June 30, 2017, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

From February 6, 2015 to January 19, 2016, the Company conducted a follow-on public offering of up to $700.0 million in shares (the “Follow-on Offering”), which included up to $500.0 million in shares pursuant to its follow-on primary offering (the “Follow-on Primary Offering”) and $200.0 million in shares pursuant to its follow-on distribution reinvestment plan (the “Follow-on DRP”). The Company registered an additional 30.0 million shares to be offered pursuant to its DRP beyond the completion of the Follow-on Offering and continues to offer such shares.
The Initial Primary Offering and the Follow-on Primary Offering are collectively referred to as the Primary Offering and the distribution reinvestment plan, including but not limited to, the Initial DRP and Follow-on DRP, are collectively referred to as the DRP. Additionally, the Primary Offering and the Initial DRP and Follow-on DRP are collectively referred to as the Offering.
From inception through August 4, 2017, the Company raised total gross proceeds of $1.9 billion, including $171.8 million in DRP proceeds.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2017.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIEs”) where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether each investment or financing is a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
As of June 30, 2017, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company. The Company identified several VIEs which were originally consolidated under the voting interest model prior to changes in the consolidation rules under U.S. GAAP.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership, an Investing VIE (as discussed below) and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of June 30, 2017 is $427.6 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of June 30, 2017 is $291.6 million, collateralized by the real estate assets of the related consolidated VIEs.
Investing VIEs
The Company’s investment in a securitization financing entity (“Investing VIE”) consists of subordinate first-loss certificates in a securitization trust, generally referred to as Class B certificates, which represents interests in such VIE. Investing VIEs are structured as pass through entities that receive principal and interest payments from the underlying debt collateral assets and distribute those payments to the securitization trust’s certificate holders, including the Class B certificates. A securitization trust will name a directing certificate holder, who is generally afforded the unilateral right to terminate and appoint a replacement for the special servicer, and as such may qualify as the primary beneficiary of the trust.
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
As of June 30, 2017, the Company held Class B certificates in an Investing VIE for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s Class B certificates, which represent the retained interest and related interest income are eliminated in consolidation. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the Class B certificates of the securitization), income and expense of the entire Investing VIE are presented in the consolidated financial statement of the Company. As a result, although the Company legally owns the Class B certificates only, U.S. GAAP requires the Company to present the assets, liabilities, income and expenses of the entire securitization trust on its consolidated financial statements. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the Class B certificates. Refer to Note 6, “Healthcare-Related Securities” for further detail.
The Company elected the fair value option for the initial recognition of the assets and liabilities of its consolidated Investing VIE. Interest income and interest expense associated with this VIE is recorded separately on the consolidated statements of operations. The Company separately presents the assets and liabilities of its consolidated Investing VIE as “Senior housing mortgage loans held in a securitization trust, at fair value” and “Senior housing mortgage obligations issued by a securitization trust, at fair value,” respectively, on its consolidated balance sheets. Refer to Note 12, “Fair Value” for further detail.
The Company has adopted guidance issued by the FASB, allowing the Company to measure both the financial assets and liabilities of a qualifying collateralized financing entity (“CFE”), such as its Investing VIE, using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable. As the liabilities of the Company’s Investing VIE are marketable securities with observable trade data, their fair value is more observable and will be referenced to determine the fair value for assets of its Investing VIE. Refer to section “Fair Value Option” below for further discussion.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unconsolidated VIEs
As of June 30, 2017, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $345.9 million. The Company’s maximum exposure to loss as of June 30, 2017 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, these VIEs are not consolidated in the Company’s financial statements as of June 30, 2017. The Company did not provide financial support to its unconsolidated VIEs during the six months ended June 30, 2017. As of June 30, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method or the cost method, and for either method, the Company may elect the fair value option. The Company may account for an investment in an unconsolidated entity that does not qualify for equity method accounting using the cost method if the Company determines that it does not have significant influence.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (loss) (“OCI”). The only component of OCI for the Company is foreign currency translation adjustments related to its investment in an unconsolidated venture.
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company may elect to apply the fair value option for certain investments due to the nature of the instrument. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
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
Real Estate Debt Investments
Real estate debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Debt investments that are deemed to be impaired are carried at amortized cost less a reserve, if deemed appropriate, which would approximate fair value. Debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated fair value.
Healthcare-Related Securities
The Company classifies its securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of June 30, 2017, the Company held Class B certificates of a securitization trust, which represents the Company’s retained interest in the securitization trust, which the Company consolidates under U.S. GAAP. Refer to Note 6, “Healthcare-Related Securities” for further discussion.
Deferred Costs and Intangible Assets
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are recorded against the carrying value of such financing and are amortized to interest expense over the term of the financing using the effective interest method. Unamortized deferred financing costs are expensed to realized gain (loss) on investments and other, when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
Identified Intangibles
The Company records acquired identified intangibles, which includes intangible assets (such as the value of the above-market leases, in-place leases, goodwill and other intangibles) and intangible liabilities (such as the value of below market leases), based on estimated fair value. The value allocated to the identified intangibles are amortized over the remaining lease term. Above/below-market leases for which the Company is the lessor are amortized into rental income, below-market leases for which the Company is the lessee are amortized into real estate properties-operating expense and in-place leases are amortized into depreciation and amortization expense.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a summary of deferred costs and intangible assets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016

Deferred costs and intangible assets:
In-place lease value, net	$74,137	$93,554
Goodwill	22,112	22,112
Other intangible assets	380	380
Subtotal intangible assets	96,629	116,046
Deferred lease costs, net	323	358
Total	$96,952	$116,404
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. For the six months ended June 30, 2017, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in real estate debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Other assets:
Investment deposits	$12,593	$8,710
Remainder interest in condominium units(1)	3,704	4,554
Deferred tax assets	7	7
Prepaid expenses	1,734	2,114
Other	1,470	1,489
Total	$19,508	$16,874
_______________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
Revenue Recognition
Operating Real Estate
Rental income includes rental and escalation income from operating real estate and is derived from leasing of space to various types of tenants and healthcare operators. Rental revenue recognition commences when the tenant takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in receivables, net on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is recognized in the same period as the expenses are incurred.

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
Real Estate Debt Investments
Interest income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in the consolidated statements of operations. The amortization of a premium or accretion of a discount is discontinued if such investment is reclassified to held for sale.
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
Credit Losses and Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of June 30, 2017, the Company did not have any impaired operating real estate.
An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts. In June 2017, the Company completed the process of transitioning the operator for two of its properties. The Company previously recorded a full allowance on outstanding rent on the two properties and as of January 1, 2017, revenue was recognized on a cash basis until the end of the lease term on May 31, 2017.
Real Estate Debt Investments
Real estate debt investments are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

fair value of the underlying collateral is less than the net carrying value of the investment, a reserve is recorded with a corresponding charge to a credit provision. The reserve for each investment is maintained at a level that is determined to be adequate by management to absorb probable losses.
Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of June 30, 2017, the Company did not have any impaired real estate debt investments.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment is recorded as a component of accumulated OCI in the consolidated statements of equity.
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are remeasured into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency remeasurement adjustment is recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.
As of June 30, 2017 and December 31, 2016, the Company had exposure to foreign currency in an investment in an unconsolidated venture.
Equity-Based Compensation
The Company accounts for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, are amortized to compensation expense over the awards’ vesting period on a straight-line basis. Equity-based compensation is classified within general and administrative expense in the consolidated statements of operations.
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90.0% of its REIT taxable income to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

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
The Company made a joint election to treat certain subsidiaries as TRSs which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform non-customary services for tenants/operators/residents of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.
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
The Company recorded an income tax expense of approximately $15,000 and $41,000 for the three and six months ended June 30, 2017, respectively. The Company recorded an income tax expense of less than $0.1 million and $7.1 million for the three and six months ended June 30, 2016, respectively.
Recent Accounting Pronouncements
In May 2014, the FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. The Company has commenced the process of adopting the new revenue standard, including forming a project team and compiling an inventory of the sources of revenue the Company expects will be impacted by the adoption of this standard. The new revenue standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification, therefore it will not impact rental income and interest income generated on financial instruments such as real estate debt investment and securities. The Company generates non-lease revenues, such certain resident fees in its RIDEA structures (a portion of which are not generated through leasing arrangements) and lease-related executory cost payments (payments for maintenance activities, including common area maintenance, such as cleaning services) which are considered non-lease components and subject to the new standard on revenue recognition. The Company expects to apply the revenue recognition guidance related to its common area maintenance components within leases on January 1, 2019, upon its adoption of the lease accounting update. The Company expects that the impact will be to the timing of revenue recognition and not the total revenue recognized. The Company expects that the recognition of income for its non-lease revenues in its RIDEA structures will be consistent with the current accounting model because currently the revenues associated with these services are generally recognized on a monthly basis, the period in which the related services are performed.  The Company expects that the timing of other revenue recognition associated with non-lease service components that are charged outside of the resident fees may be affected by the new standards. As it relates to gains on sale of real estate, revenue recognition under the new revenue standard is largely based on the transfer of control versus continuing involvement under current guidance. Therefore, the Company expects that the new guidance will result in more transactions qualifying as sales of real estate and revenue being recognized at an earlier date than under current

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

accounting guidance. The Company is in the process of evaluating the significance of the impact on the changes on its disclosures, the recognition pattern of its revenue and is still completing its assessment of the overall impact of adopting this update.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
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
In February 2017, the FASB issued an accounting update which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets. In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017. Both the revenue guidance and this update must be adopted concurrently. While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates.

3.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Land	$245,454	$221,353
Land improvements	9,636	9,462
Buildings and improvements	1,426,107	1,329,118
Tenant improvements	8,332	5,172
Construction in progress	4,491	3,509
Furniture and fixtures	66,513	63,539
Subtotal	1,760,533	1,632,153
Less: Accumulated depreciation	(84,877)	(60,173)
Operating real estate, net	$1,675,656	$1,571,980
Real Estate Acquisitions
Bonaventure
In February 2017, the Company completed the acquisition of the Bonaventure portfolio, which is comprised of five ILF/ALFs totaling 453 units located in Oregon and Washington, for a purchase price of $98.9 million, excluding escrows and subject to customary prorations and adjustments.
Oak Cottage of Santa Barbara (“Oak Cottage”)
In February 2017, the Company completed the acquisition of a 40 unit MCF located in Santa Barbara, California, for a purchase price of $19.4 million, excluding escrows and subject to customary pro-rations and adjustments.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes operating real estate acquisitions for the six months ended June 30, 2017 (dollars in thousands):

Acquisition Date	Type	Portfolio	Amount(1)	Properties	Units	Location	Financing	Company’s Equity	Ownership Interest	Transaction Costs(2)
February 2017	Operating Facility	Bonaventure	$99,438	5	453	Various locations	$72,466	$28,459	100.0%	$1,026
February 2017	Operating Facility	Oak Cottage	19,427	1	40	Santa Barbara, CA	3,500	16,191	100.0%	233
Total			$118,865	6	493		$75,966	$44,650		$1,259
_______________________________________

(1)
Represents the purchase price, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation, which will not be later than one year from the date of acquisition.

(2)	Includes $0.2 million of transaction costs expensed during the year ended December 31, 2016.
The purchase price of the assets and liabilities acquired from the acquisition of the Bonaventure and Oak Cottage portfolios was preliminarily allocated 20.0% to land and 80.0% to buildings. From acquisition date through June 30, 2017, the Company recorded aggregate revenue and net loss attributable to the Bonaventure portfolio of $5.2 million and $0.2 million, respectively, in its consolidated statements of operations. The net loss is primarily attributable to depreciation expense and transaction costs of $0.8 million and $1.0 million, respectively. From acquisition date through June 30, 2017, the Company recorded aggregate revenue and net loss attributable to the Oak Cottage portfolio of $1.1 million and $0.2 million, respectively, in its consolidated statements of operations. The net loss is primarily attributable to transaction costs and depreciation expense of $0.2 million and $0.1 million, respectively.
Winterfell
In March 2016, the Company acquired NorthStar Realty’s 60.0% interest in a joint venture (the “Winterfell JV”) which owned 32 private pay ILFs (the “Winterfell portfolio”) for a purchase price of $537.8 million, excluding escrows and subject to customary proration and adjustments. The transaction was approved by the Company’s board of directors, including all of its independent directors, and was supported by an independent third-party appraisal for the Winterfell portfolio. The Company originally acquired a 40.0% equity interest in the Winterfell JV in May 2015. Accordingly, as of March 1, 2016, the Company held 100.0% of the equity and consolidated the Winterfell portfolio. Prior to March 1, 2016, the Company accounted for its equity investment in the Winterfell JV as an unconsolidated venture under the equity method. The Company finalized the purchase price allocation for the Winterfell portfolio as of March 31, 2017.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The Company evaluates any individually significant investment in unconsolidated ventures to determine if summarized financial statement information is required for disclosure. As of June 30, 2017, summarized financial statement information is not required for disclosure. The following tables present the Company’s investments in unconsolidated ventures as of June 30, 2017 and December 31, 2016 and activity for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

						Properties as of June 30, 2017(1)
Portfolio	Partner(2)	Acquisition Date	Ownership	Purchase Price(3)	Equity Investment(4)	Senior Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%	$1,048,000	$23,400	44	—	35	—	79
Envoy	Formation Capital, LLC/Safanad Management Limited	Sep-2014	11.4%	145,000	5,000	—	—	14	—	14
Griffin - American	Colony NorthStar	Dec-2014	14.3%	3,238,547	200,600	90	108	41	14	253
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	870,000	55,000	6	—	152	—	158
Trilogy	Griffin-American Healthcare REIT III, Inc./Management Team of Trilogy Investors, LLC	Dec-2015	29.0%	1,162,613	225,800	8	—	67	—	75
Total				$6,464,160	$509,800	148	108	309	14	579
_______________________________________

(1)	Excludes properties held for sale as of June 30, 2017.

(2)	During January 2017, NorthStar Realty completed its previously announced merger with Colony and NSAM, with Colony NorthStar surviving the mergers.

(3)
Purchase price represent the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(4)
Represents initial and subsequent contributions to the underlying joint venture through June 30, 2017. In January 2017, the Company funded an additional capital contribution of $5.3 million into the Trilogy joint venture. The additional funding related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016			Carrying Value
		Depreciation, Amortization Expense & Transaction Costs			Depreciation, Amortization Expense & Transaction Costs
Portfolio	Equity in Earnings (Losses)		Cash Distributions	Equity in Earnings (Losses)		Cash Distributions	June 30, 2017 (Unaudited)(1)	December 31, 2016(2)
Eclipse	$(558)	$(441)	$116	$170	$(447)	$494	$15,118	$15,932
Envoy	(5)	—	—	133	179	—	6,391	6,398
Griffin - American	(2,417)	(3,579)	4,219	(3,337)	(4,837)	2,719	136,214	144,629
Espresso	(2,402)	(1,261)	1,334	(1,899)	(621)	1,541	23,395	29,353
Trilogy	(1,673)	(5,590)	—	(12,499)	(16,075)	—	164,777	164,222
Total	$(7,055)	$(10,871)	$5,669	$(17,432)	$(21,801)	$4,754	$345,895	$360,534
_______________________________________

(1)
Includes $1.3 million, $0.4 million, $13.4 million, $7.6 million and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Envoy, Griffin-American, Espresso and Trilogy joint ventures, respectively.

(2)
Includes $1.3 million, $0.4 million, $13.4 million, $7.6 million and $9.3 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Envoy, Griffin-American, Espresso and Trilogy joint ventures, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
		Depreciation, Amortization Expense & Transaction Costs			Depreciation, Amortization Expense & Transaction Costs
Portfolio	Equity in Earnings (Losses)		Cash Distributions	Equity in Earnings (Losses)		Cash Distributions
Eclipse	$(410)	$(895)	$404	$295	$(897)	$982
Envoy	172	—	179	(309)	178	—
Griffin - American	(4,534)	(7,184)	5,697	(6,215)	(9,578)	5,580
Winterfell(1)	—	—	—	1,423	—	591
Espresso	(2,649)	(2,388)	3,307	(1,385)	(1,753)	3,240
Trilogy	(5,256)	(10,690)	—	(25,278)	(31,920)	—
Total	$(12,677)	$(21,157)	$9,587	$(31,469)	$(43,970)	$10,393
_______________________________________

(1)
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

5.	Real Estate Debt Investments
The following table presents one debt investment as of June 30, 2017 and December 31, 2016 (dollars in thousands):

		June 30, 2017 (Unaudited)	December 31, 2016
Asset Type:	Principal Amount	Carrying Value	Carrying Value	Fixed Rate	Unlevered Current Yield
Mezzanine loan(1)	$75,000	$74,602	$74,558	10.0%	10.3%
_______________________________________

(1)	Loan has a maturity date of January 30, 2021.
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
As of June 30, 2017, the Company’s debt investment was performing in accordance with the contractual terms of its governing documents, in all material respects, and was categorized as a performing loan. For the six months ended June 30, 2017, the debt investment contributed more than 10.0% of the Company’s interest income.

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
The Company is the securitization trust’s directing certificate holder and has the ability to appoint and replace the special servicer on a majority of the mortgage loans. The remaining mortgage loans relate to properties in which the Company has an equity interest and therefore the Company is not the directing certificate holder. As such, U.S. GAAP requires the Company to consolidate the assets, liabilities, income and expenses of the securitization trust as an Investing VIE. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion on Investing VIEs.
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
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$553,077	$553,707
Receivables	2,136	2,141
Total assets	$555,213	$555,848
Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$521,579	$522,933
Accounts payable and accrued expenses	1,929	1,934
Total liabilities	$523,508	$524,867
As of June 30, 2017, the senior housing mortgage loans and the related mortgage obligations held in the securitization trust had an unpaid principal balance of $572.5 million and $514.9 million, respectively.
The Company elected the fair value option to measure the assets and liabilities of the securitization trust, which requires that changes in valuations of the securitization trust be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the senior housing mortgage loans held in the securitization trust and the carrying value of the securitized mortgage obligations was $31.5 million and $30.8 million as of June 30, 2017 and December 31, 2016, respectively, and approximates the fair value of the Company’s underlying investment in Class B certificates of the securitization trust. Refer to Note 12, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIE.
The following table presents the activity recorded for the three and six months ended June 30, 2017 related to the consolidated securitization trust on the consolidated statement of operations. The Company generated net income of $1.0 million and $2.0 million from its investment in Class B certificates for the three and six months ended June 30, 2017, respectively.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Statement of Operations
Interest income on mortgage loans held in a securitized trust	$6,486	$12,967
Interest expense on mortgage obligations issued by a securitization trust	(4,866)	(9,743)
Net interest income	1,620	3,224
Other expenses related to securitization trust	990	1,966
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	358	724
Net income attributable to NorthStar Healthcare Income, Inc. common stockholders	$988	$1,982

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents the Company’s borrowings as of June 30, 2017 and December 31, 2016 (dollars in thousands):

				June 30, 2017 (Unaudited)		December 31, 2016
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$23,737	$23,351	$24,000	$23,528
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	21,371	21,206	21,500	21,309
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	19,917	19,770	20,000	19,830
Milford, OH	Non-recourse	Sep-26	LIBOR + 2.68%	18,760	18,179	18,760	18,142
Arbors Portfolio(4)
Various locations	Non-recourse	Feb-25	3.99%	93,205	91,581	93,750	91,992
Watermark Fountains Portfolio(5)
Various locations	Non-recourse	Jun-22	3.92%	410,000	406,024	410,000	405,564
Winterfell Portfolio(6)
Various locations	Non-recourse	Jun-25	4.17%	648,211	623,235	648,211	620,617
Bonaventure Portfolio(7)
Various locations	Non-recourse	Feb-27	4.66%	72,466	71,733	—	—
Subtotal mortgage notes payable, net				1,307,667	1,275,079	1,236,221	1,200,982
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb-22	6.00%	3,500	3,500	—	—
Total mortgage and other notes payable, net				$1,311,167	$1,278,579	$1,236,221	$1,200,982
_______________________________________

(1)	Floating rate borrowings are comprised of $60.0 million principal amount at one-month London Interbank Offered Rate (“LIBOR”) and $23.7 million principal amount at three-month LIBOR.

(2)
The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings other than the Winterfell portfolio which is attributable to below market debt intangibles.

(3)
This mortgage note arrangement has a capacity of up to $30.0 million, subject to certain conditions, secured by four healthcare real estate properties. As of June 30, 2017, the Company has funded approximately $7.1 million into a lender controlled reserve to comply with certain minimum financial coverage ratios, which will be released to the Company once certain conditions are satisfied.

(4)	Comprised of four individual mortgage notes payable secured by four healthcare real estate properties.

(5)	Comprised of $410.0 million principal amount of fixed rate borrowings, secured by 15 healthcare real estate properties.

(6)	Comprised of 32 individual mortgage notes payable secured by 32 healthcare real estate properties.

(7)	Comprised of five individual mortgage notes payable secured by five healthcare real estate properties.
The following table presents scheduled principal payments on borrowings based on final maturity as of June 30, 2017 (dollars in thousands):

July 1 to December 31, 2017	$1,469
Years Ending December 31:
2018	10,058
2019	44,250
2020	22,431
2021	61,460
Thereafter	1,171,499
Total	$1,311,167
As of June 30, 2017, the Company was in compliance with all of its financial covenants.

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
In June 2017, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2017, with terms identical to those in effect through June 30, 2017.
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
Organization and Offering Costs
The Advisor was entitled to receive reimbursement for organization and offering costs paid on behalf of the Company in connection with the Offering. The Company was obligated to reimburse the Advisor, as applicable, for organization and offering costs to the extent the aggregate of selling commissions, dealer manager fees and other organization and offering costs did not exceed 15.0% of gross proceeds from the Primary Offering. The Advisor did not expect reimbursable organization and offering costs, including costs incurred in connection with the Follow-on Offering but excluding selling commissions and dealer manager fees, to exceed $22.5 million, or 1.5% of the total proceeds available to be raised from the Primary Offering. Based on gross proceeds of $1.7 billion from the Primary Offering, the Company incurred reimbursable organizational and offering costs, excluding selling commissions and dealer manager fees, of 1.0%, which was less than the 1.5% expected. The Company’s independent directors did not determine that any of the organization and offering costs were unfair and commercially unreasonable.
Dealer Manager
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, the Company paid NorthStar Securities, LLC (the “Dealer Manager”) selling commissions of up to 7.0% of gross proceeds from the Primary Offering, all of which were reallowed to participating broker-dealers. In addition, the Company paid the Dealer Manager a dealer manager fee of up to 3.0% of gross proceeds from the Primary Offering, a portion of which was typically reallowed to participating broker-dealers and paid to certain employees of the Dealer Manager. No selling commissions or dealer manager fees are paid for sales pursuant to the DRP.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to the Advisor and the Dealer Manager for the six months ended June 30, 2017 and the amount due to related party as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Six Months Ended June 30, 2017		Due to Related Party as of June 30, 2017 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$12	$16,653	$(16,650)	$15
Acquisition(1)	Investments in unconsolidated ventures/Asset management and other fees-related party	66	3,239	(3,305)	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	141	4,267	(3,790)	618
Total		$219	$24,159	$(23,745)	$633
_______________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees-related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. The Advisor may determine to defer fees or seek reimbursements. From inception through June 30, 2017, the Advisor waived $0.3 million of acquisition fees related to healthcare-related securities. The Company did not incur any disposition fees during the six months ended June 30, 2017, nor were any such fees outstanding as of December 31, 2016.

(2)	As of June 30, 2017, the Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to the Company.
Investments in Joint Ventures
The below table indicates the Company’s investments for which Colony NorthStar is also an equity partner in the joint venture. Each investment was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of these investments (dollars in thousands):

Portfolio	Partner(s)	Acquisition Date	Ownership	Purchase Price(1)	Equity Investment(2)
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%	$59,097	$23,400
Griffin-American	Colony NorthStar	Dec-2014	14.3%	463,436	200,600
_______________________________________

(1)
Purchase price represents the Company’s proportionate share of the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(2)	Represents initial and subsequent contributions to the underlying joint venture through June 30, 2017.
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
In December 2015, the Company, through a joint venture with Griffin-American Healthcare REIT III, Inc. (“GAHR3”), a REIT sponsored and advised by AHI, acquired a 29.0% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for its interest. The purchase was approved by the Company’s board of directors, including all of its independent directors. In June 2016, in accordance with the joint venture agreement, the Company funded an additional capital contribution of $18.8 million. Additionally, in January 2017, the Company funded a capital contribution of $5.3 million for a total contribution of $225.8 million. The additional funding related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Origination of Mezzanine Loan
In July 2015, the Company originated a $75.0 million mezzanine loan to a subsidiary of Espresso, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of June 30, 2017, the Company’s independent directors were granted a total of 75,449 shares of restricted common stock for an aggregate $0.7 million, based on the share price on the date of each grant, including 19,779 shares granted in June 2017. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of approximately $51,000 and $35,000 for the three months ended June 30, 2017 and 2016, and $99,000 and $69,000 for the six months ended June 30, 2017 and 2016, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 29,544 and 18,995 as of June 30, 2017 and December 31, 2016, respectively.

10.	Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for the Follow-on Offering on December 17, 2015 and all of the shares initially registered for the Follow-on Offering were issued on or before January 19, 2016. From inception through June 30, 2017, the Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion in the Primary Offering.
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
In December 2016, the Company’s board of directors, including all of its independent directors, upon the recommendation of its audit committee, approved and established an estimated value per share of our common stock of $9.10 as of June 30, 2016, based upon the estimated value of the Company’s assets less the estimated value of its liabilities as of that date. The Company expects that the next estimated value per share will be based upon its assets and liabilities as of June 30, 2017. Effective December 7, 2016, the purchase price pursuant to the DRP is $9.10 per share.
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the six months ended June 30, 2017, the Company issued 3.7 million shares of common stock totaling $33.7 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2016, the Company issued 7.6 million shares of common stock totaling $67.8 million of gross offering proceeds pursuant to the DRP. From inception through June 30, 2017, the Company issued 17.4 million shares of common stock, generating gross offering proceeds of $160.5 million pursuant to the DRP.
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
The following table presents distributions declared for the six months ended June 30, 2017 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2017
January	$4,887	$5,752	$10,639
February	4,401	5,197	9,598
March	4,940	5,720	10,660
April	4,805	5,535	10,340
May	4,944	5,721	10,665
June	4,808	5,548	10,356
Total	$28,785	$33,473	$62,258
_______________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the six months ended June 30, 2017, the Company repurchased 2.1 million shares of common stock for $19.2 million at an average price of $9.21 per share. For the year ended December 31, 2016, the Company repurchased 1.8 million shares of common stock for $16.1 million at an average price of $9.15 per share pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from its DRP. As of June 30, 2017, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2017 and 2016 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income attributable to the other non-controlling interests was approximately $33,000 and $70,000 for the three and six months ended June 30, 2017. Net loss attributable to the other non-controlling interests was approximately $34,000 and $119,000 for the three and six months ended June 30, 2016, respectively.

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
In determining the fair value of the trusts’ financial liabilities, the dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. The Company’s senior housing collateralized mortgage obligations are classified as Level 2 fair values. In accordance with ASC 810, Consolidation, the assets of the securitization trust is an aggregate value derived from the fair value of the trust liabilities, the Company has determined that the valuation of the trust assets in their entirety including its retained interests from the securitization (eliminated in consolidation in accordance with U.S. GAAP) should be classified as Level 3 valuations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2017 (Unaudited)				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$—	$—	$553,077	$553,077	$—	$—	$553,707	$553,707
Financial Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$—	$521,579	$—	$521,579	$—	$—	$522,933	$522,933
As of June 30, 2017, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2017 and year ended December 31, 2016 (dollars in thousands):

	Six Months Ended June 30, 2017 (Unaudited)	Year Ended December 31, 2016
Beginning balance	$553,707	$—
Purchases/contributions	—	580,418
Paydowns/distributions	(2,022)	(654)
Unrealized gain (loss)	1,392	(26,057)
Ending balance	$553,077	$553,707
The following table presents the changes in fair value of financial liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2017 and year ended December 31, 2016 (dollars in thousands):

	Six Months Ended June 30, 2017 (Unaudited)	Year Ended December 31, 2016
Beginning balance	$522,933	$—
Purchases/contributions	—	549,942
Transfers to Level 2(1)	(522,933)	—
Paydowns/distributions	—	(654)
Unrealized (gain) loss	—	(26,355)
Ending balance	$—	$522,933
_______________________________________

(1)
Transfers to Level 2 from Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become more observable during the period. Transfers are assumed to occur at the beginning of the year.

For the six months ended June 30, 2017, the key unobservable inputs used in the fair value analysis included a weighted average yield of 13.1% and a weighted average life of 9.1 years. For the year ended December 31, 2016, the key unobservable inputs used in the fair value analysis included a weighted average yield of 13.1% and a weighted average life of 9.6 years. Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets using such Level 3 inputs.
For the six months ended June 30, 2017, the Company recorded an unrealized gain of $1.4 million for financial assets for which the fair value option was elected. For the six months ended June 30, 2017, the Company recorded an unrealized loss of $0.7 million

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

for financial liabilities for which the fair value option was elected. These amounts, when incurred, are recorded net as unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net, in the consolidated statements of operations.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017 (Unaudited)			December 31, 2016
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$75,000	$74,602	$75,000	$75,000	$74,558	$72,278
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,311,167	$1,278,579	$1,273,021	$1,236,221	$1,200,982	$1,147,406
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Real Estate Debt Investments, Net
For CRE debt investments, fair values were determined by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. As of the reporting date, the Company believes that principal amount approximates fair value. These fair value measurements of CRE debt are generally based on unobservable inputs, and as such, are classified as Level 3 of the fair value hierarchy.
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
The Company primarily generates rental and resident fee income from real estate equity investments and net interest income on real estate debt and securities investments. As of June 30, 2017, the Company’s healthcare-related securities represent its investment in the Class B certificates of the securitization trust which are eliminated in consolidation. For the six months ended June 30, 2017, gross revenues from two of the Company’s operators, Watermark Retirement Communities and Holiday Retirement, were 45.2% and 40.3%, respectively, of total revenues. The following tables present segment reporting for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

Three Months Ended June 30, 2017	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)		Total
Rental and resident fee income	$67,641	$—	$—		$—		$67,641	$—		$67,641
Net interest income on debt and securities	—	1,918	1,013	(3)	(383)	(3)	2,548	990	(3)	3,538
Other revenue	628	—	—		325		953	—		953
Property operating expenses	(38,234)	—	—		—		(38,234)	—		(38,234)
Interest expense	(14,764)	—	—		—		(14,764)	—		(14,764)
Other expenses related to securitization trust	—	—	—		—		—	(990)		(990)
Transaction costs	(1,946)	—	—		—		(1,946)	—		(1,946)
Asset management and other fees - related party	—	—	—		(8,437)		(8,437)	—		(8,437)
General and administrative expenses	(290)	(18)	—		(2,540)		(2,848)	—		(2,848)
Depreciation and amortization	(19,851)	—	—		—		(19,851)	—		(19,851)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	(25)		383		358	—		358
Realized gain (loss) on investments and other	90	—	—		—		90	—		90
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(6,726)	1,900	988		(10,652)		(14,490)	—		(14,490)
Equity in earnings (losses) of unconsolidated ventures	(7,055)	—	—		—		(7,055)	—		(7,055)
Income tax benefit (expense)	(15)	—	—		—		(15)	—		(15)
Net income (loss)	$(13,796)	$1,900	$988		$(10,652)		$(21,560)	$—		$(21,560)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

(2)
Investing VIEs are not considered to be a segment that the Company conducts its business through, however U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense, as net interest income on the consolidated statements of operations. Though U.S. GAAP requires this presentation, the Company views its investment in the securitization trust as a net investment in healthcare-related securities.

(3)
Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended June 30, 2017, $0.4 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Investing VIE column.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended June 30, 2016	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$62,830	$—	$—	$62,830
Interest income	—	5,005	—	5,005
Other revenue	194	—	—	194
Property operating expenses	(34,982)	—	—	(34,982)
Interest expense	(13,044)	—	—	(13,044)
Transaction costs	(249)	—	—	(249)
Asset management and other fees - related party	—	—	(8,452)	(8,452)
General and administrative expenses	(247)	(25)	(8,450)	(8,722)
Depreciation and amortization	(13,429)	—	—	(13,429)
Realized gain (loss) on investments and other	411	—	—	411
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	1,484	4,980	(16,902)	(10,438)
Equity in earnings (losses) of unconsolidated ventures	(17,432)	—	—	(17,432)
Income tax benefit (expense)	(33)	—	—	(33)
Net income (loss)	$(15,981)	$4,980	$(16,902)	$(27,903)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

Six Months Ended June 30, 2017	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)		Total
Rental and resident fee income	$133,509	$—	$—		$—		$133,509	$—		$133,509
Net interest income on debt and securities	—	3,815	1,991	(3)	(733)	(3)	5,073	1,966	(3)	7,039
Other revenue	1,054	—	—		476		1,530	—		1,530
Property operating expenses	(75,545)	—	—		—		(75,545)	—		(75,545)
Interest expense	(28,792)	—	—		—		(28,792)	—		(28,792)
Other expenses related to securitization trust	—	—	—		—		—	(1,966)		(1,966)
Transaction costs	(2,964)	—	—		—		(2,964)	—		(2,964)
Asset management and other fees - related party	—	—	—		(19,417)		(19,417)	—		(19,417)
General and administrative expenses	(420)	(27)	—		(4,904)		(5,351)	—		(5,351)
Depreciation and amortization	(44,769)	—	—		—		(44,769)	—		(44,769)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	(9)		733		724	—		724
Realized gain (loss) on investments and other	118	—	—		—		118	—		118
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(17,809)	3,788	1,982		(23,845)		(35,884)	—		(35,884)
Equity in earnings (losses) of unconsolidated ventures	(12,677)	—	—		—		(12,677)	—		(12,677)
Income tax benefit (expense)	(41)	—	—		—		(41)	—		(41)
Net income (loss)	$(30,527)	$3,788	$1,982		$(23,845)		$(48,602)	$—		$(48,602)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

(2)
Investing VIEs are not considered to be a segment through which the Company conducts business, however U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense, as net interest income on the consolidated statements of operations. Though U.S. GAAP requires this presentation, the Company views its investment in the securitization trust as a net investment in healthcare-related securities.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3)
Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the six months ended June 30, 2017, $0.7 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Investing VIE column.

Six Months Ended June 30, 2016	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$106,306	$—	$—	$106,306
Net interest income on debt and securities	—	10,040	—	10,040
Other revenue	469	—	—	469
Property operating expenses	(58,379)	—	—	(58,379)
Interest expense	(21,527)	—	—	(21,527)
Other expenses related to securitization trust	—	—	—
Transaction costs	(1,531)	—	—	(1,531)
Asset management and other fees - related party	—	—	(28,080)	(28,080)
General and administrative expenses	(505)	(49)	(16,004)	(16,558)
Depreciation and amortization	(25,252)	—	—	(25,252)
Realized gain (loss) on investments and other	411	—	—	411
Gain (loss) on consolidation of unconsolidated venture	6,408	—	—	6,408
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	6,400	9,991	(44,084)	(27,693)
Equity in earnings (losses) of unconsolidated ventures	(31,469)	—	—	(31,469)
Income tax benefit (expense)	(7,124)	—	—	(7,124)
Net income (loss)	$(32,193)	$9,991	$(44,084)	$(66,286)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Total Assets:	Real Estate Equity(1)	Real Estate Debt	Healthcare-Related Securities	Corporate(2)	Subtotal	Investing VIEs(3)	Total
June 30, 2017 (Unaudited)	$2,195,005	$75,227	$31,705	$84,352	$2,386,289	$555,213	$2,941,502
December 31, 2016	2,118,877	75,204	30,981	177,299	2,402,361	555,848	2,958,209
_______________________________________

(1)	Includes investments in unconsolidated joint ventures totaling $345.9 million and $360.5 million as of June 30, 2017 and December 31, 2016, respectively.

(2)	Primarily includes unrestricted cash and cash equivalent balances and the elimination of healthcare-related securities in consolidation.

(3)
Investing VIEs are not considered to be a segment through which the Company conducts business, however U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense, as net interest income on the consolidated statements of operations. Though U.S. GAAP requires this presentation, the Company’s management and chief decision makers view the Company’s investment in the securitization trust as a net investment in healthcare-related securities. As such, the Company has presented the statements of operations and balance sheets within this note in a manner consistent with the views of the Company’s management and chief decision makers.

14.	Subsequent Events
Distribution Reinvestment Plan
For the period from July 1, 2017 through August 4, 2017, the Company issued 1.2 million shares pursuant to the DRP, representing gross proceeds of $11.2 million.
Share Repurchases
From July 1, 2017 through August 4, 2017, the Company repurchased 1.6 million shares for a total of $14.9 million or a weighted average price of $9.23 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with proceeds set aside for that purpose, which are not expected to exceed proceeds received from its DRP.
Investment Activity
Rochester
In August 2017, through a joint venture with an affiliate of Watermark Retirement Communities (“Watermark”), the Company completed its acquisition of the Rochester portfolio for a purchase price of $204.0 million, excluding escrows and subject to customary prorations and adjustments. The portfolio is comprised of nine ILF/ALFs totaling 1,307 units located in New York, as well as two land parcels. The Company funded the acquisition with approximately $88.0 million, inclusive of escrows and fees. The acquisition was financed with seven ten-year floating rate mortgage notes payable with total principal balance of $101.2 million through Fannie Mae, and the assumption of a mortgage through a national lender totaling $21.7 million. The joint venture will be owned 97.0% by a subsidiary of the Company and 3.0% by Watermark. In addition, as part of the Rochester portfolio, the Company committed to subsequently acquire a 45 unit ILF for $12.4 million, which is currently under construction. The Company expects the acquisition to be 100.0% seller financed at a rate of 6.0% with completion estimated in October 2017.
Winterfell Operator Transition
In July 2017, the Company commenced the transition of operations of the Winterfell portfolio, from the current manager, Holiday AL Management Sub, LLC, an affiliate of Holiday Retirement, to a new manager, Solstice Senior Living LLC, (“Solstice”). Solstice is a newly formed joint venture between affiliates of Integral Senior Living, LLC, a leading management company of ILF, ALF and MCF founded in 2000, which will own 80.0%, and the Company, which will own 20.0%. The Company expects the transition to be complete on or around November 1, 2017.

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
Our equity investments are generally healthcare properties, which are either structured as net leases to healthcare operators or operated through management agreements with independent third-party operators, where applicable through the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, structures that permit us, through taxable REIT subsidiaries, or TRS, to have direct exposure to resident fee income and incur related operating expenses. Our debt investments may consist of first mortgage loans and mezzanine loans. Our securities investments may include commercial mortgage-backed securities, or CMBS, and other securities backed primarily by loans secured by healthcare properties.
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
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of June 30, 2017, our Sponsor had $56.0 billion of assets under management, including Colony NorthStar’s balance sheet investments and third-party managed investments.
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
From February 6, 2015 to January 19, 2016, we conducted a follow-on public offering of up to $700.0 million in shares, or our Follow-on Offering, which included up to $500.0 million in shares pursuant to our follow-on primary offering, or our Follow-on Primary Offering, and up to $200.0 million in shares pursuant to our follow-on distribution reinvestment plan, or our Follow-on DRP. We registered an additional 30.0 million shares to be offered pursuant to our DRP beyond the completion of our Follow-on Offering and continue to offer such shares.
Our Initial Primary Offering and our Follow-on Primary Offering are collectively referred to as our Primary Offering and our distribution reinvestment plan, including but not limited to our Initial DRP and Follow-on DRP, are collectively referred to as our DRP. Additionally, our Primary Offering and our Initial DRP and our Follow-on DRP are collectively referred to as our Offering.
From inception through August 4, 2017, we raised total gross proceeds of $1.9 billion, including $171.8 million in DRP proceeds.

Our Investments
The following table presents our investments as of June 30, 2017, adjusted for acquisitions through August 4, 2017 (dollars in thousands):

Investment Type:	Count(1)	Amount(2)(3)	% of Total	Capacity		Primary Locations

Real estate equity(4)
MOB	108	$187,486	5.2%	3.8 million	square feet	IL, GA, OH, TX, IN
Net lease
Senior housing facilities(5)	84	574,544	15.9%	6,096	units	NY, CA, FL, UK, WA
SNF	239	452,502	12.5%	25,942	beds	PA, MI, KY, IN, WI
Hospital	14	40,772	1.1%	817	beds	CA, TX, MO, UT, GA
Operating
Senior housing facilities(5)	142	1,864,472	51.3%	13,989	units	CA, WA, TX, NY, IL
SNF	70	366,486	10.1%	7,490	beds	IN, OH, MI, KY, MA
Ancillary(6)	NA	2,418	0.2%	N/A		OH
Total real estate equity	657	3,488,680	96.3%

Real estate debt
Mezzanine loan	1	75,000	2.1%
Total real estate debt	1	75,000	2.1%

Healthcare-related securities
Freddie Mac securitization(7)	1	57,514	1.6%
Total healthcare-related securities	1	57,514	1.6%

Total investments	659	$3,621,194	100.0%
_______________________________________

(1)
For real estate equity, the count represents the number of properties. For real estate debt and healthcare-related securities, the count represents the number of respective financial instruments. Does not include properties held for sale.

(2)
Based on cost for real estate equity investments, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Does not include cost of properties held for sale. For real estate debt and securities, based on principal amount. For real estate equity investments, includes cost associated with purchased land parcels that are not included in the count.

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

(7)
Represents the par value of Class B certificates in a Freddie Mac securitization purchased in October 2016. Refer to Note 6, “Healthcare-Related Securities” of Part I, Item 1. “Financial Statements” for further discussion.

For financial information regarding our reportable segments, refer to Note 13, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
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
We believe that mid-acuity senior housing facilities may provide an opportunity to generate attractive risk-adjusted returns. Mid-acuity senior housing facilities benefit from positive demographic and economic trends and generally provide a broad level of services to seniors in a cost-effective setting.
Our Portfolio
As of June 30, 2017, adjusted for acquisitions through August 4, 2017, $3.5 billion, or 96.3%, of our investments were invested in healthcare real estate equity. The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

The following table presents a summary of our real estate equity investments as of June 30, 2017, adjusted for acquisitions through August 4, 2017 (dollars in thousands):

			Properties(1)
Portfolio	Investment Structure	Amount(2)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments(3)
Watermark Aqua	Operating Facilities	$111,539	4	—	—	—	4	West/Southwest/Midwest	97.0%
Peregrine	Net Lease	36,498	4	—	—	—	4	Northeast/Southeast	100.0%
Kansas City	Operating Facilities	15,000	2	—	—	—	2	Midwest	100.0%
Arbors	Net Lease	126,825	4	—	—	—	4	Northeast	100.0%
Watermark Fountains(4)	Net Lease/Operating Facilities	661,327	16	—	—	—	16	Various	Various
Winterfell	Operating Facilities	904,985	32	—	—	—	32	Various	100.0%
Bonaventure	Operating Facilities	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	Operating Facilities	19,427	1	—	—	—	1	West	100.0%
Rochester(5)	Operating Facilities	218,986	10	—	—	—	10	Northeast	97.0%
Total Direct Investments		2,194,025	78	—	—	—	78
Joint Venture Investments(6)
Eclipse	Net Lease/Operating Facilities	58,496	44	—	35	—	79	Various	5.6%
Envoy	Net Lease	16,472	—	—	14	—	14	Mid - Atlantic/Northeast	11.4%
Griffin-American	Net Lease/Operating Facilities	475,324	90	108	41	14	253	Various	14.3%
Espresso	Net Lease	326,477	6	—	152	—	158	Various	36.7%
Trilogy(7)	Operating Facilities	417,886	8	—	67	—	75	Various	29.0%
Total Joint Venture Investments		1,294,655	148	108	309	14	579
Total		$3,488,680	226	108	309	14	657
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(3)	Our net lease properties are leased to four operators, with a remaining weighted average lease term of 8.8 years. The weighted average resident occupancy of our operating facilities is 86.1%.

(4)
Watermark Fountains portfolio consists of six wholly-owned properties totaling $284.8 million and ten properties totaling $376.5 million, in which we own a 97.0% interest. One of these properties consists of 14 condominium units in which we hold future interests, or the Remainder Interests.

(5)	Represents our acquisition of a portfolio of senior housing facilities which closed in August 2017. Refer to “Recent Developments” for further discussion.

(6)	Represents our proportionate interest in real estate assets held through unconsolidated joint ventures.

(7)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options, which are not subject to property count.
As of June 30, 2017, adjusted for acquisitions through August 4, 2017, our unconsolidated joint venture investments, totaling $1.3 billion, comprised 37.1% of our total real estate equity investments portfolio and represented an 18.9% indirect exposure to over $6.8 billion in real estate equity investment alongside our joint venture partners. As of June 30, 2017, adjusted for acquisitions through August 4, 2017, our unconsolidated joint venture investments included the following:
•Eclipse Joint Venture, a 5.6% interest in a $1.0 billion portfolio.
•Envoy Joint Venture, an 11.4% interest in a $145.0 million portfolio.
•Griffin-American Joint Venture, a 14.3% interest in a $3.3 billion portfolio.
•Espresso Joint Venture, a 36.7% interest in a $0.9 billion portfolio.
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
Our Portfolio
As of June 30, 2017, $75.0 million, or 2.1%, of our investments were invested in real estate debt secured by healthcare facilities, consisting of one loan. The investment matures on January 30, 2021.
The following table presents a summary of our debt investment as of June 30, 2017 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value	Fixed Rate	Total Unleveraged Current Yield
Mezzanine loan(1)	1	$75,000	$74,602	10.0%	10.3%
_______________________________________

(1)	Property types securing the mezzanine loan predominately include SNFs, which are located primarily in the Midwest, Northeast and Southeast regions of the United States.
Healthcare-Related Securities
Our healthcare-related securities investment strategy includes investing primarily in CMBS or securitization trusts, and may include other healthcare-related securities, backed by loans secured by a variety of healthcare properties. We expect that this asset class will be less than 10.0% of our total portfolio. As of June 30, 2017, $57.5 million, or 1.6%, of our investments were invested in healthcare-related securities consisting of the Class B certificates in a Federal Home Loan Mortgage Corporation, or Freddie Mac, securitization trust. The Class B certificates were purchased at a 47.0% discount, or $27.0 million, producing a bond equivalent yield of 13.1%, and are collateralized by a pool of 41 mortgage loans with a weighted average maturity of 9.8 years. We also have an equity interest in properties underlying certain of the loans in the securitization trust through our interest in the Eclipse portfolio.
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
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see “Non-GAAP Financial Measures-Funds from Operations and Modified Funds from Operations” for a description of these metrics) to evaluate the profitability and performance of our business.
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. With the national unemployment rate lowered to 4.3% as of July and second quarter GDP growth of 2.6%, overall macroeconomic conditions remain strong. The Federal Reserve’s June 2017 decision to raise the federal funds rate for the fourth time in almost a decade reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief the labor market is close to or already at full employment resulting in wage growth and consumer confidence. While some market participants believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, significant increases across long-term rates have yet to materialize and we expect real estate prices and returns to remain attractive while inflation is targeted to remain at 2.0% in the near term.
With major stock indexes at all-time highs and corporate earnings generally exceeding estimates, investor sentiment across both U.S. and European capital markets reflects increased confidence in the global economy. The results of the referendum passed and the subsequent actions taken to initiate the exit process from the European Union by the United Kingdom and the new U.S. presidential administration elected in November 2016 concluded a year of political uncertainty. While the markets initially appeared poised to react negatively to both outcomes, since the election the S&P 500 is up 13.7% and the ten year Treasury note’s yield is up 25.9%. Most recently, the Dow Jones Industrial Average surpassed 22,000 for the first time ever. In addition, benchmark 10-year interest rates in several other key global economies, including England, Germany and Japan, have recently trended to positive territory, signaling normalized market conditions while many global central banks continue to ease monetary policy to combat low inflation and economic stagnation. The pace of these changes may create volatility in global debt and equity markets and at the same time, the Federal Reserve experiences increased pressure to raise interest rates and reduce its large balance sheet holdings of financial instruments acquired during the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including potential infrastructure spending, healthcare reform and new trade policies, may also have a considerable impact on the trajectory of the U.S. and global economies over the next few years.
CRE fundamentals remain relatively healthy across U.S. property types. Given certain dynamics in the current market including (i) the continuing strength of the economy; (ii) a historically low interest rate environment; (iii) low aggregate new CRE supply; and (iv) robust international demand for U.S. commercial real estate, we expect real estate values to trend positively due to increased property-level net operating income, strong transaction volume or a combination of both. Although CRE transaction volume has slowed slightly during 2017, property valuations remain at all-time highs across property sectors. In addition, approximately $400 million of ten-year debt originated during 2007 is set to mature in 2017, and these maturities may contribute to periodic volatility in the commercial real estate market. Despite increased volume during June and July, overall CMBS issuance remains below historical levels due in part to uncertainty around the Dodd-Frank risk retention rules and capital requirements for banks. Given these trends, traditional capital sources may lack sufficient lending capacity to absorb the high refinancing demand, which may provide attractive lending opportunities for new market participants such as alternative investment platforms, REITs and insurance companies. Overall, economic and industry trends should support robust CRE investment activity, providing attractive investment opportunities for CRE capital providers with strong balance sheets and high underwriting standards.
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
Our SNF operators receive a majority of their revenues from governmental payors, primarily Medicare and Medicaid. Changes in reimbursement rates and limits on the scope of services reimbursed to SNFs could have a material impact on the operators’ liquidity and financial condition. SNF operators are currently facing various operational, reimbursement, legal and regulatory challenges due to, among other things, increased wages and labor costs, staffing shortages and expenses associated with increased government investigations, enforcement proceedings and legal actions related to professional and general liability claims. With a dependence on government reimbursement as the primary source of their revenues, SNF operators are also subject to intensified efforts to impose pricing pressures and more stringent cost controls, through value-based payments, managed care and similar programs, which could result in lower daily reimbursement rates, decreased occupancies and declining operating margins.
Further rules and regulatory changes, if implemented, that are being proposed by the federal government to improve quality of care and control healthcare spending may continue to affect reimbursement and increase operating costs to our operators and tenants as they will be required to participate in order to continue to access Medicare and Medicaid funding. For example, on April 27, 2017, the Centers for Medicare and Medicaid Services, or CMS, issued a proposed rule updating Medicare payments to SNFs by 1.0% under the prospective payment system (PPS) for federal fiscal year 2018, as compared to the 2.4% increase for the federal fiscal year 2017. We continue to monitor federal and state reimbursement programs and assess any impact that changes in the political environment may have on reimbursement levels or the timing of payments and the ability of our tenants/operators to meet their payment obligations.
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
We began raising capital in 2013 and completed our Initial Offering on February 2, 2015 and our Follow-on Offering on January 19, 2016. We raised total gross proceeds of $1.9 billion including $171.8 million in DRP proceeds from inception through August 4, 2017. Since the successful completion of our Offering, we have only been raising new equity through our DRP.
The following table presents our investment activity for the six months ended June 30, 2017 and from inception through June 30, 2017, adjusted for acquisitions through August 4, 2017 (dollars in thousands):

	Six Months Ended June 30, 2017	From Inception through August 4, 2017
	Amount(1)(2)	Amount(1)(2)
Investment Type:
Real estate equity	$146,055	$3,637,017
Real estate debt	—	220,887
Healthcare-related securities	—	57,514
Total	$146,055	$3,915,418
_______________________________________

(1)
Includes initial purchase price, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation. For Healthcare-related securities, represents the principal amount of the security. Refer to Note 6, “Healthcare-Related Securities” of Part I, Item 1. “Financial Statements” for further detail.

(2)	Includes our proportionate interest in real estate held through joint ventures of $1.3 billion as of June 30, 2017.
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
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75.0% of our assets (excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third-parties), other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. We also seek assignable financing when available. As of June 30, 2017, our leverage was 55.4%, as defined above.
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
Our Advisor has delegated certain asset management functions in connection with our portfolio to American Healthcare Investors, LLC, or AHI. As of June 30, 2017, AHI provides these asset management services in connection with our Griffin-American and Winterfell portfolios. In addition, Formation Capital, LLC, or Formation, provides similar asset management services to us in connection with the Eclipse, Espresso and Envoy joint ventures. Our Advisor, under the direction of its investment committee, supervises AHI and Formation and retains ultimate oversight and responsibility for the management of our portfolio.
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
We have been and are currently in the process of transitioning several of our portfolios to new operators or managers. In certain instances, we are transitioning portfolios as part of our overall business plan or as a result of a decision that a seller post acquisition does not want to continue managing the portfolio. For example, we recently commenced the transition of operations of the Winterfell portfolio, which comprises 40.3% of our total revenue for the six months ended June 30, 2017, from the current manager, an affiliate of Holiday Retirement, to a new manager, Solstice Senior Living, LLC, or Solstice. Solstice is a newly formed joint venture between affiliates of Integral Senior Living, or ISL, a leading management company of senior independent living, assisted living and memory care properties founded in 2000, which will own 80%, and the Company, which will own 20%. We expect to complete the transition on or around November 1, 2017. We have also recently transitioned operations of the newly acquired Rochester portfolio and Oak Cottage portfolio, and expect to transition operations of the Bonaventure portfolio, which was planned in connection with the acquisition, in the coming months.

In other instances, the transition is the result of the failure of an operator to meet their lease obligation, such as the Kansas City portfolio, for which we entered into a new management agreement with a third party manager, ISL, in June 2017, and the Peregrine portfolio, for which we entered into a new lease with an affiliate of Senior Lifestyle Corporation, or SLC, and transitioned two of the four properties to SLC in the third quarter of 2016, with the remaining two properties expected to be transitioned in the third quarter of 2017 following receipt of regulatory approval. Collectively, the Kansas City portfolio and the Peregrine portfolio account for 1.4% of our revenue as of June 30, 2017.

We are also actively monitoring the performance of certain of our unconsolidated joint ventures, including Espresso and Eclipse, as the performance is below our expectations, due in part to the impact of ongoing changes in government reimbursement models and increasing enforcement activity in the skilled nursing industry. In a few cases, these issues have resulted in defaults under the borrowings of our unconsolidated joint ventures that are ongoing. For the Espresso portfolio, in particular, two of the portfolios are in the process of being transitioned to new tenants, which has resulted in certain non-monetary events of default under the borrowings of the unconsolidated joint venture, including our mezzanine loan. We are in active dialogue with the affected lenders to Espresso joint venture.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2017 to June 30, 2016 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Property and other revenues
Resident fee income	$31,080	$25,244	$5,836	23.1%
Rental income	36,561	37,586	(1,025)	(2.7)%
Other revenue	953	194	759	391.2%
Total property and other revenues	68,594	63,024	5,570	8.8%
Net interest income
Interest income on debt investments	1,918	5,005	(3,087)	(61.7)%
Interest income on mortgage loans held in a securitized trust	6,486	—	6,486	100.0%
Interest expense on mortgage obligations issued by a securitization trust	(4,866)	—	(4,866)	100.0%
Net interest income	3,538	5,005	(1,467)	(29.3)%

Expenses
Property operating expenses	38,234	34,982	3,252	9.3%
Interest expense	14,764	13,044	1,720	13.2%
Other expenses related to securitization trust	990	—	990	100.0%
Transaction costs	1,946	249	1,697	681.5%
Asset management and other fees-related party	8,437	8,452	(15)	(0.2)%
General and administrative expenses	2,848	8,722	(5,874)	(67.3)%
Depreciation and amortization	19,851	13,429	6,422	47.8%
Total expenses	87,070	78,878	8,192	10.4%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	358	—	358	100.0%
Realized gain (loss) on investments and other	90	411	(321)	(78.1)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(14,490)	(10,438)	(4,052)	38.8%
Equity in earnings (losses) of unconsolidated ventures	(7,055)	(17,432)	10,377	(59.5)%
Income tax benefit (expense)	(15)	(33)	18	(54.5)%
Net income (loss)	$(21,560)	$(27,903)	$6,343	(22.7)%
Revenues
Resident Fee Income
Resident fee income increased $5.8 million primarily as a result of two acquisitions that closed during the first quarter of 2017, as well as an increase in occupancy and average fees earned per room for RIDEA properties during the three months ended June 30, 2017 as compared to the same period in 2016.
Rental Income
Rental income decreased $1.0 million, primarily as a result of lower occupancy in the Winterfell portfolio.
Other Revenue
Other revenue increased $0.8 million primarily as a result of higher fees earned from non-recurring services at our RIDEA properties and interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $1.5 million primarily as a result of the repayment of three debt investments in the fourth quarter of 2016, partially offset by income earned from our investment in the Class B certificates of a securitization trust.

Expenses
Property Operating Expenses
Property operating expenses increased $3.3 million primarily as a result of two acquisitions that closed during the first quarter of 2017 as well as two RIDEA properties’ expansion projects completed in the fourth quarter of 2016.
Interest Expense
Interest expense increased $1.7 million primarily as a result of mortgage and seller financing obtained for two acquisitions that closed during the first quarter of 2017, amortization of below market debt resulting from the finalization of the purchase price allocation of our Winterfell portfolio in the first quarter 2017, as well as rising LIBOR rates impacting our floating rate mortgages.
Other Expenses Related to Securitization Trust
Other expenses related to securitization trust increased $1.0 million as a result of acquiring the Class B certificates of a securitization trust in the fourth quarter of 2016.
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the three months ended June 30, 2017 are primarily a result of a pending acquisition, which closed in August 2017. Transaction costs for the three months ended June 30, 2016 represent professional fees incurred to finalize certain purchase price allocations related to 2015 investment activity.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party were $8.4 million for the three months ended June 30, 2017 as compared to $8.5 million for the three months ended June 30, 2016. Invested assets balances were comparable over the two quarters resulting in similar asset management fees.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business. General and administrative expenses decreased $5.9 million, primarily as a result of lower operating costs in the current period as well as the full payment of all operating costs paid by our Advisor on our behalf during 2016.
Depreciation and Amortization
Depreciation and amortization expense increased $6.4 million, primarily as a result of the finalization of the purchase price allocation of the Winterfell portfolio in the first quarter of 2017.
Other Income (Loss)
Unrealized Gain (loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
Unrealized gain of $0.4 million on senior housing mortgage loans and debt held in a securitization trust represents the change in the fair value of the consolidated assets and liabilities of our investment in a securitization trust.
Realized Gain (Loss) on Investments and Other
Realized gain on investments and other of approximately $90,000 for the three months ended June 30, 2017 resulted from the sale of one remainder interest in the Watermark portfolio.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures improved by $10.4 million primarily as a result of lower depreciation and amortization expense incurred by two unconsolidated ventures.
Income Tax Benefit (Expense)
The income tax expense for the three months ended June 30, 2017 and 2016 was $15,000 and $33,000, respectively, related to our RIDEA properties, which operate through a TRS structure.

Comparison of the Six Months Ended June 30, 2017 to June 30, 2016 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Property and other revenues
Resident fee income	$59,827	$50,285	$9,542	19.0%
Rental income	73,682	56,021	17,661	31.5%
Other revenue	1,530	469	1,061	226.2%
Total property and other revenues	135,039	106,775	28,264	26.5%
Net interest income
Interest income on debt investments	3,815	10,040	(6,225)	(62.0)%
Interest income on mortgage loans held in a securitized trust	12,967	—	12,967	100.0%
Interest expense on mortgage obligations issued by a securitization trust	(9,743)	—	(9,743)	100.0%
Net interest income	7,039	10,040	(3,001)	(29.9)%

Expenses
Property operating expenses	75,545	58,379	17,166	29.4%
Interest expense	28,792	21,527	7,265	33.7%
Other expenses related to securitization trust	1,966	—	1,966	100.0%
Transaction costs	2,964	1,531	1,433	93.6%
Asset management and other fees-related party	19,417	28,080	(8,663)	(30.9)%
General and administrative expenses	5,351	16,558	(11,207)	(67.7)%
Depreciation and amortization	44,769	25,252	19,517	77.3%
Total expenses	178,804	151,327	27,477	18.2%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	724	—	724	100.0%
Realized gain (loss) on investments and other	118	411	(293)	(71.3)%
Gain (loss) on consolidation of unconsolidated venture (refer to Note 3)	—	6,408	(6,408)	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(35,884)	(27,693)	(8,191)	29.6%
Equity in earnings (losses) of unconsolidated ventures	(12,677)	(31,469)	18,792	(59.7)%
Income tax benefit (expense)	(41)	(7,124)	7,083	(99.4)%
Net income (loss)	$(48,602)	$(66,286)	$17,684	(26.7)%
Revenues
Resident Fee Income
Resident fee income increased $9.5 million primarily as a result of two acquisitions that closed during the first quarter of 2017, as well as an increase in occupancy and average fees earned per room for RIDEA properties during the six months ended June 30, 2017, as compared to the same period in 2016.
Rental Income
Rental income increased $17.7 million primarily as a result of the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016, which is now 100.0% owned and consolidated in our statements of operations.
Other Revenue
Other revenue increased $1.1 million primarily as a result of higher fees earned from non-recurring services at our RIDEA properties and interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $3.0 million primarily as a result of the repayment of three debt investments in the fourth quarter of 2016, partially offset by income earned from our investment in the Class B certificates of a securitization trust.

Expenses
Property Operating Expenses
Property operating expenses increased $17.2 million, primarily as a result the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016, which is now 100.0% owned and consolidated in our statements of operations, as well as two acquisitions that closed during the first quarter of 2017 and two RIDEA properties’ expansion projects completed in the fourth quarter of 2016.
Interest Expense
Interest expense increased $7.3 million, primarily as a result the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016, which is now 100.0% owned and consolidated in our statements of operations, as well as mortgage and seller financing obtained for two acquisitions that closed during the first quarter of 2017.
Other Expenses Related to Securitization Trust
Other expenses related to securitization trust increased $2.0 million as a result of acquiring the Class B certificates of a securitization trust in the fourth quarter of 2016.
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the six months ended June 30, 2017 are primarily a result of a pending acquisition, which closed in August 2017 and two acquisitions that closed during the first quarter of 2017. Transaction costs for the six months ended June 30, 2016 are a result of costs associated with the acquisition of the remaining 60.0% interest in the Winterfell portfolio in March 2016.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $8.7 million primarily as a result of a decrease in acquisition fees related to a lower level of investment activity during 2017, partially offset by higher asset management fees from increased invested assets subsequent to the second quarter of 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business. General and administrative expenses decreased $11.2 million, primarily as a result of lower operating costs in the current period as well as the full payment of previously unallocated operating costs paid by our Advisor on our behalf during 2016.
Depreciation and Amortization
Depreciation and amortization expense increased $19.5 million primarily as a result of the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016 and finalization of the purchase price allocation in the first quarter of 2017.
Other Income (Loss)
Unrealized Gain (loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
Unrealized gain of $0.7 million on senior housing mortgage loans and debt held in a securitization trust represents the change in the fair value of the consolidated assets and liabilities of our investment in a securitization trust.
Realized Gain (Loss) on Investments and Other
Realized gain on investments and other of approximately $118,000 for the six months ended June 30, 2017 resulted from the sale of three remainder interests in the Watermark portfolio.
Gain (loss) on Consolidation of Unconsolidated Venture
The gain on consolidation of unconsolidated venture of $6.4 million during the six months ended June 30, 2016 was attributable to an adjustment to the carrying value of our initial 40.0% equity investment in the Winterfell portfolio as a result of the acquisition of the remaining 60.0% equity interest in the portfolio in March 2016.

Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures improved by $18.8 million primarily as a result of lower depreciation and amortization expense incurred by two unconsolidated ventures, partially offset by no longer recognizing equity in earnings from the Winterfell portfolio as a result of the acquisition of the remaining equity interest and consolidation of the portfolio in March 2016.
Income Tax Benefit (Expense)
The income tax expense for the six months ended June 30, 2017 and 2016 was $41,000 and $7.1 million, respectively, related to our RIDEA properties, which operate through a TRS structure. In the first quarter of 2016, we recorded a full valuation allowance of $7.0 million on our deferred tax asset as we believed that it was unlikely to be realized.
Liquidity and Capital Resources
Our current principal liquidity needs are to fund: (i) acquisitions, investments and commitments, including development and redevelopment activities; (ii) operating expenses; (iii) principal and interest payments on our borrowings; (iv) capital expenditures; and (v) distributions to our stockholders. We expect that these liquidity needs generally will be satisfied by a combination of the following: (i) cash on hand; (ii) cash flow generated by our investments, both from our operating activities and distributions from our unconsolidated joint ventures; (iii) secured or unsecured financings from banks and other lenders, including investment-level financing and/or a corporate credit facility; and (iv) proceeds from full or partial realization of investments. Our ability to access a variety of these sources impacts our cost of capital, as well as our ability to finance investments and development and pay distributions. In particular, the failure of our any investments to perform consistent with our expectations may have an adverse impact on our liquidity needs. Further, we have significant joint ventures and we may not be able to control distributions from these investments. As of June 30, 2017, adjusted for acquisitions through August 4, 2017, unconsolidated joint ventures and consolidated joint ventures represented 37.1% and 20.3%, respectively, of our total real estate equity investments. As of August 4, 2017, we had $35.8 million of unrestricted cash.
Offering
From inception through August 4, 2017, we have raised total gross proceeds of $1.9 billion, including $171.8 million in DRP proceeds.
We are no longer raising capital from our Offering and we have invested substantially all of the net proceeds from our Offering. Since the successful completion of our Offering, we have only been raising new equity capital through our DRP, and as such, do not expect significant new investment activity. However, as investments are repaid or sold, we expect that those proceeds will be reinvested. Our inability to invest these proceeds could reduce our net income and limit our ability to make distributions. Further, we have certain fixed direct and indirect operating expenses, including certain expenses as a publicly-registered REIT. We expect our net income from operations will be sufficient to cover such expenses.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation and as of June 30, 2017, our leverage was 55.4%, which we expect to remain consistent going forward.
In addition to making investments in accordance with our investment objectives, we use or have used our capital resources to make certain payments to our Advisor, NorthStar Healthcare Income Advisor, LLC, or our Prior Advisor, and NorthStar Securities, LLC, or our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering costs through the completion of our Offering were 10.4% of total proceeds raised from our Offering, below the 15.0% maximum allowed. We expect to continue to make payments to our Advisor, or its affiliates, as applicable, in connection with the selection and acquisition or origination of investments, the management of our assets and costs incurred by our Advisor in providing services to us. We renewed our advisory agreement with our Advisor on June 30, 2017 for an additional one-year term on terms identical to those previously in effect.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2017	2016	2017 vs. 2016 Change
Operating activities	$11,039	$(11,424)	$22,463
Investing activities	(124,306)	(163,937)	39,631
Financing activities	25,804	(34,703)	60,507
Net increase (decrease) in cash and cash equivalents	$(87,463)	$(210,064)	$122,601
Six Months Ended June 30, 2017 Compared to June 30, 2016
Operating Activities
Net cash provided by operating activities was $11.0 million for the six months ended June 30, 2017 compared to net cash used in operating activities of $11.4 million for the six months ended June 30, 2016. The increase of $22.5 million in net cash provided by operating activities was primarily related to earnings from new investments, as well as a decrease in acquisitions fees and other general and administrative expenses paid to our Advisor.
Investing Activities
Our cash flows from investing activities are generally used to fund investment acquisitions, net of any repayment activity. Net cash used in investing activities decreased by $39.6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Cash flows used in investing activities for the six months ended June 30, 2017 primarily relate to the acquisition of two operating real estate investments and additional capital improvements to existing investments. Cash flow used in investing activities for the six months ended June 30, 2016 primarily relate to the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016 and additional capital contributions to joint venture investments.
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock and changes in our mortgage notes payable. Cash flow provided by financing activities for the six months ended June 30, 2017 primarily relates to proceeds from mortgage notes payable on investment acquisitions and DRP proceeds, partially offset by distributions paid on common stock and shares redeemed for cash. Cash flow used in financing activities for the six months ended June 30, 2016 primarily relates to distributions paid on and redemptions of our common stock, offset by the issuance of common stock under our DRP.
Off-Balance Sheet Arrangements
As of June 30, 2017, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
In June 2017, our advisory agreement was renewed for an additional one-year term commencing on June 30, 2017, with terms identical to those in effect through June 30, 2017.

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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to our Advisor and our Dealer Manager for the six months ended June 30, 2017 and the amount due to related party as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Six Months Ended June 30, 2017		Due to Related Party as of June 30, 2017
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$12	$16,653	$(16,650)	$15
Acquisition(1)	Investments in unconsolidated ventures/Asset management and other fees-related party	66	3,239	(3,305)	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	141	4,267	(3,790)	618
Total		$219	$24,159	$(23,745)	$633
_______________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees-related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. Our Advisor may determine to defer fees or seek reimbursements. From inception through June 30, 2017, our Advisor waived $0.3 million of acquisition fees related to healthcare-related securities. We did not incur any disposition fees during the six months ended June 30, 2017, nor were any such fees outstanding as of December 31, 2016.

(2)	As of June 30, 2017, our Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to us.
Investments in Joint Ventures
The below table indicates our investments for which our Sponsor is also an equity partner in the joint venture. Each investment was approved by our board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements” for further discussion of these investments:

Portfolio	Partner	Acquisition Date	Ownership	Purchase Price(1)	Equity Investment(2)
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%	$59,097	$23,400
Griffin-American	Colony NorthStar	Dec-2014	14.3%	463,436	200,600
_______________________________________

(1)
Purchase price represents our proportionate share of the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(2)	Represents initial and subsequent contributions to the underlying joint venture through June 30, 2017.

In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty and us, our Sponsor acquired a 43.0%, as adjusted, ownership interest in AHI and Mr. James F. Flaherty III, a strategic partner of our Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Realty. In connection with our Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to our Advisor, NorthStar Realty and us. AHI currently provides such services to us with respect to our interest in the Griffin-American portfolio and Winterfell portfolio. Consequently, AHI assists our Advisor in managing the Griffin-American and Winterfell portfolios and may assist with other healthcare assets owned by us in the future.
In December 2015, we, through a joint venture with Griffin-American Healthcare REIT III, Inc., or GAHR3, a REIT sponsored and advised by AHI, acquired a 29.0% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for our interest. The purchase was approved by our board of directors, including all of our independent directors. In June 2016, in accordance with the joint venture agreement, we funded an additional capital contribution of $18.8 million for a total contribution of $225.8 million. The additional funding related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
Origination of Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, or the Espresso joint venture, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.
Recent Developments
Distribution Reinvestment Plan
For the period from July 1, 2017 through August 4, 2017, we issued 1.2 million shares pursuant to the DRP, representing gross proceeds of $11.2 million.
Share Repurchases
From July 1, 2017 through August 4, 2017, we repurchased 1.6 million shares for a total of $14.9 million or a weighted average price of $9.23 per share under our Share Repurchase Program that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with proceeds set aside for that purpose which are not expected to exceed proceeds received from our DRP.
Investment Activity
Rochester
In August 2017, through a joint venture with an affiliate of Watermark Retirement Communities (“Watermark”), we completed the acquisition of the Rochester portfolio for a purchase price of $204.0 million, excluding escrows and subject to customary prorations and adjustments. The portfolio is comprised of nine ILF/ALFs totaling 1,307 units located in New York, as well as two land parcels. We funded the acquisition with approximately $88.0 million, inclusive of escrows and fees. The acquisition was financed with seven ten-year floating rate mortgage notes payable with total principal balance of $101.2 million through Fannie Mae, and the assumption of a mortgage through a national lender totaling $21.7 million. The joint venture will be owned 97.0% by one of our subsidiaries and 3.0% by Watermark. In addition, as part of the Rochester portfolio, we committed to subsequently acquire a 45 unit ILF for $12.4 million, which is currently under construction. We expect the acquisition to be 100.0% seller financed at a rate of 6.0% with completion estimated in October 2017.
Winterfell Operator Transition
In July 2017, we commenced the transition of operations of the Winterfell portfolio, from the current manager, Holiday AL Management Sub, LLC, an affiliate of Holiday Retirement, to a new manager, Solstice Senior Living LLC, (“Solstice”). Solstice is a newly formed joint venture between affiliates of Integral Senior Living, LLC, a leading management company of ILF, ALF MCF, founded in 2000, which will own 80.0%, and us, who will own 20.0%. We expect the transition to be complete on or around November 1, 2017.
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
Due to certain of the unique features of publicly-registered, non-traded REITs, the Investment Program Association, or the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the U.S. Securities and Exchange Commission, or SEC, nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the

SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP. In addition, MFFO is not a useful measure in evaluating net asset value, or NAV, since an impairment is taken into account in determining NAV but not in determining MFFO.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(21,593)	$(27,869)	$(48,672)	$(66,167)
Adjustments:
Depreciation and amortization	19,851	13,429	44,769	25,252
Depreciation and amortization related to unconsolidated ventures	10,867	22,418	21,186	44,474
Depreciation and amortization related to non-controlling interests	(94)	(175)	(187)	(392)
(Gain) loss on consolidation of unconsolidated venture	—	—	—	(6,408)
Realized (gain) loss from sales of property related to unconsolidated ventures	(1,082)	—	(547)	—
Impairment losses of depreciable real estate held by unconsolidated ventures	2,339	—	3,530	—
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$10,288	$7,803	$20,079	$(3,241)
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$10,288	$7,803	$20,079	$(3,241)
Adjustments:
Acquisition fees and transaction costs	1,997	334	5,727	13,779
Straight-line rental (income) loss	(434)	(126)	(963)	(686)
Amortization of premiums, discounts and fees on investments and borrowings	1,117	473	2,026	914
Amortization of discounts on healthcare-related securities	383	—	733	—
Deferred tax (benefit) expense	—	—	—	7,026
Adjustments related to unconsolidated ventures(1)	4,495	5,249	7,742	9,163
Adjustments related to non-controlling interests	(7)	4	(13)	(5)
Realized (gain) loss on investments and other	(90)	(411)	(118)	(411)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust	(358)	—	(724)	—
Other revenue	—	(213)	—	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$17,391	$13,113	$34,489	$26,539
_______________________________________

(1)
Primarily represents our proportionate share of transaction costs and amortization of above/below market debt adjustments and deferred financing costs incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. Based on our estimated net asset value per share of $9.10 as of June 30, 2016, our annualized distribution amount represents an effective current yield of 7.4%. From the date of our first investment on April 5, 2013 through June 30, 2017, we have paid an annualized distribution amount of $0.675 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the six months ended June 30, 2017 and year ended December 31, 2016 (dollars in thousands):

	Six Months Ended June 30, 2017		Year Ended December 31, 2016
Distributions(1)
Cash	$28,785		$55,223
DRP	33,473		67,919
Total	$62,258		$123,142

Sources of Distributions(1)
FFO(2)	$20,079	32%	$20,402	17%
Offering proceeds - Other	42,179	68%	102,740	83%
Total	$62,258	100%	$123,142	100%

Cash Flow Provided by (Used in) Operations	$11,039		$3,972
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through June 30, 2017, we declared $301.6 million in distributions. Cumulative FFO for the period from April 5, 2013 through June 30, 2017 was $17.9 million.

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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments, as well as changes in net interest income of our real estate debt investments. As of June 30, 2017, 6.5% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. Of the floating rate liabilities, 100.0% related to our directly owned operating real estate equity investment mortgage notes payable.
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
Our debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments and expenses from our borrowings. As of June 30, 2017, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $0.8 million annually. We did not have any floating rate real estate debt investments as of June 30, 2017.

A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of June 30, 2017, we had one fixed-rate debt investment with a carrying value of $74.6 million.
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
Credit Risk
We are subject to the credit risk of the operators or managers of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator or manager’s business as well as an assessment of the strategic importance of the underlying real estate to the operator or manager’s core business operations. Where appropriate, we may seek to augment the operator or manager’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases, management agreements or joint venture arrangements. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. The extent of pending or future healthcare regulation may have a material impact on the valuation and financial performance of this portion of our portfolio. For the six months ended June 30, 2017, gross revenues from two of our operators, Watermark Retirement Communities and Holiday Retirement, represented 45.2% and 40.3%, respectively, of our total revenues attributable to direct investments. We recently commenced the transition of all Holiday Retirement operations to Solstice, at which point Solstice, together with its affiliates, is expected to represent approximately 41.4% of our total revenues attributable to direct investments. Further, we acquired the Rochester portfolio on August 1, 2017, which will increase the number of properties we own managed by Watermark Retirement Communities. No other operator generated more than 10.0% of gross revenues during the six months ended June 30, 2017.
Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2017, one debt investment contributed more than 10.0% of interest income. As of June 30, 2017, one borrower, a subsidiary of the Espresso joint venture, represented 100.0% of the aggregate principal amount of our debt investments. Currently, two of the portfolios within the Espresso joint venture are in the process of being transitioned to new operators, which has resulted in certain non-monetary events of default under the borrowings of the Espresso joint venture, including our mezzanine loan. We are in active dialogue with the other lenders to Espresso joint venture and continue to monitor the situation.

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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the six months ended June 30, 2017, we declared distributions of $62.3 million compared to cash provided by operating activities of $11.0 million. For the declared distributions during the six months ended June 30, 2017, $42.2 million, or 67.7%, of the distributions declared were paid using proceeds from our Offering. For the year ended December 31, 2016, we declared distributions of $123.1 million compared to cash provided by operating activities of $4.0 million. For the declared distributions during the year ended December 31, 2016, $102.7 million, or 83.4% of the distributions declared were paid using proceeds from our Offering. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
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
As of June 30, 2017, we issued the following shares of common stock and raised the following gross proceeds (dollars and shares in thousands):

	Shares(1)	Proceeds(1)
Primary Offering	173,438	$1,742,290
DRP	17,405	160,528
Total	190,843	$1,902,818
_______________________________________

(1)	Excludes shares repurchased.
For the period from the commencement of our Follow-on Offering through June 30, 2017, we issued 69.1 million shares of common stock generating total gross proceeds of $700.0 million pursuant to our Follow-on Offering, including 4.2 million shares of common stock and $40.5 million of gross proceeds pursuant to our Follow-on DRP.
From the commencement of our Offering through June 30, 2017, we incurred $117.5 million in selling commissions, $52.1 million in dealer manager fees and $11.5 million in other offering costs in connection with the issuance and distribution of our registered securities and $138.8 million of these costs have been reallowed to third parties.
From the commencement of our Offering through June 30, 2017, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.6 billion. From the commencement of our Offering through June 30, 2017, we used proceeds of $1.2 billion to purchase real estate equity investments, $219.4 million to acquire and originate real estate debt investments, $30.5 million to purchase a healthcare-related securities investment and $78.2 million to pay our Advisor acquisition fees.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective August 7, 2012, as amended on April 7, 2016, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. We will repurchase shares within two years of such death or qualifying disability of a stockholder at the higher of the price paid for the shares, as adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares of common stock, or our estimated value per share. A qualifying disability is a disability as such term is defined in Section 72(m)(7) of the Internal Revenue Code that arises after the purchase of the shares requested to be repurchased. We are not obligated to repurchase shares under our Share Repurchase Program. Except in the case of death or qualifying disability (as described above), the price paid for shares redeemed under the Share Repurchase Program for requests received after April 30, 2016 is 100.0% of the most recently disclosed estimated value per share.
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

For the six months ended June 30, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	$—	—
February 1 to February 28	936,455	9.19	936,455	(1)
March 1 to March 31
April 1 to April 30
May 1 to May 31	1,152,784	9.23	1,152,784	(1)
June 1 to June 30
Total	2,089,239	$9.21	2,089,239
_______________________________________

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

As of June 30, 2017, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
On June 23, 2017, we granted 6,593 shares of restricted common stock at $9.10 per share to each of our independent directors for an aggregate of 19,779 shares of restricted common stock, pursuant to our independent directors compensation plan. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 (unaudited) and the year ended December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017, and 2016; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	August 10, 2017	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer