Form 10-Q
period 2017-09-30
NorthStar Healthcare Income, Inc.
filed 2017-11-14
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
The Company has one class of common stock, $0.01 par value per share, 186,111,082 shares outstanding as of November 13, 2017.

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

Part I. Financial Information
Item 1.    Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Cash and cash equivalents	$27,395	$223,102
Restricted cash	28,620	28,790
Operating real estate, net	1,870,095	1,571,980
Investments in unconsolidated ventures (refer to Note 4)	328,951	360,534
Real estate debt investments, net	74,626	74,558
Senior housing mortgage loans held in a securitization trust, at fair value	552,087	553,707
Receivables, net	16,402	12,260
Deferred costs and intangible assets, net	87,005	116,404
Other assets	15,522	16,874
Total assets(1)	$3,000,703	$2,958,209

Liabilities
Mortgage and other notes payable, net	$1,400,456	$1,200,982
Senior housing mortgage obligations issued by a securitization trust, at fair value	520,205	522,933
Due to related party	5,406	219
Escrow deposits payable	4,461	3,209
Distribution payable	10,371	10,579
Accounts payable and accrued expenses	30,580	25,105
Other liabilities	2,841	3,208
Total liabilities(1)	1,974,320	1,766,235
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 186,914,418 and 185,034,967 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,869	1,850
Additional paid-in capital	1,683,081	1,666,479
Retained earnings (accumulated deficit)	(667,608)	(480,516)
Accumulated other comprehensive income (loss)	997	(1,188)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	1,018,339	1,186,625
Non-controlling interests	8,044	5,349
Total equity	1,026,383	1,191,974
Total liabilities and equity	$3,000,703	$2,958,209
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of September 30, 2017, the Operating Partnership includes $1.2 billion and $949.5 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Property and other revenues
Resident fee income	$33,233	$26,436	$93,060	$76,721
Rental income	40,507	38,143	114,189	94,165
Other revenue	661	594	2,191	1,063
Total property and other revenues	74,401	65,173	209,440	171,949
Net interest income
Interest income on debt investments	1,940	5,072	5,755	15,112
Interest income on mortgage loans held in a securitized trust	6,536	—	19,503	—
Interest expense on mortgage obligations issued by a securitization trust	(4,919)	—	(14,662)	—
Net interest income	3,557	5,072	10,596	15,112
Expenses
Real estate properties - operating expenses	42,981	35,489	118,526	93,868
Interest expense	15,687	13,424	44,479	34,951
Other expenses related to securitization trust	981	—	2,947	—
Transaction costs	3,814	31	6,778	1,563
Asset management and other fees - related party	13,299	8,579	32,716	36,659
General and administrative expenses	3,041	3,980	8,392	20,538
Depreciation and amortization	24,454	10,678	69,223	35,930
Total expenses	104,257	72,181	283,061	223,509
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	384	—	1,108	—
Realized gain (loss) on investments and other	—	—	118	411
Gain (loss) on consolidation of unconsolidated venture	—	—	—	6,408
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(25,915)	(1,936)	(61,799)	(29,629)
Equity in earnings (losses) of unconsolidated ventures	(18,557)	(15,604)	(31,234)	(47,073)
Income tax benefit (expense)	(15)	36	(56)	(7,088)
Net income (loss)	(44,487)	(17,504)	(93,089)	(83,790)
Net (income) loss attributable to non-controlling interests	97	(64)	27	55
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(44,390)	$(17,568)	$(93,062)	$(83,735)
Net income (loss) per share of common stock, basic/diluted	$(0.24)	$(0.10)	$(0.50)	$(0.46)
Weighted average number of shares of common stock outstanding, basic/diluted	186,825,812	183,268,411	186,293,783	181,717,977
Distributions declared per share of common stock	$0.17	$0.17	$0.51	$0.51

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(44,487)	$(17,504)	$(93,089)	$(83,790)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	605	—	2,185	—
Total other comprehensive income (loss)	605	—	2,185	—
Comprehensive income (loss)	(43,882)	(17,504)	(90,904)	(83,790)
Comprehensive (income) loss attributable to non-controlling interests	97	(64)	27	55
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(43,785)	$(17,568)	$(90,877)	$(83,735)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2015	179,137	$1,791	$1,614,452	$(216,099)	$—	$1,400,144	$5,356	$1,405,500
Net proceeds from issuance of common stock	81	1	295	—	—	296	—	296
Issuance and amortization of equity-based compensation	14	—	166	—	—	166	—	166
Non-controlling interests - contributions	—	—	—	—	—	—	291	291
Non-controlling interests - distributions	—	—	—	—	—	—	(291)	(291)
Shares redeemed for cash	(1,765)	(18)	(16,120)	—	—	(16,138)	—	(16,138)
Distributions declared	—	—	—	(123,142)	—	(123,142)	—	(123,142)
Proceeds from distribution reinvestment plan	7,568	76	67,686	—	—	67,762	—	67,762
Other comprehensive income (loss)	—	—	—	—	(1,188)	(1,188)	—	(1,188)
Net income (loss)	—	—	—	(141,275)	—	(141,275)	(7)	(141,282)
Balance as of December 31, 2016	185,035	$1,850	$1,666,479	$(480,516)	$(1,188)	$1,186,625	$5,349	$1,191,974
Issuance and amortization of equity-based compensation	20	—	146	—	—	146	—	146
Non-controlling interests - contributions	—	—	—	—	—	—	2,952	2,952
Non-controlling interests - distributions	—	—	—	—	—	—	(230)	(230)
Shares redeemed for cash	(3,700)	(37)	(34,081)	—	—	(34,118)	—	(34,118)
Distributions declared	—	—	—	(94,030)	—	(94,030)	—	(94,030)
Proceeds from distribution reinvestment plan	5,559	56	50,537	—	—	50,593	—	50,593
Other comprehensive income (loss)					2,185	2,185		2,185
Net income (loss)	—	—	—	(93,062)	—	(93,062)	(27)	(93,089)
Balance as of September 30, 2017 (Unaudited)	186,914	$1,869	$1,683,081	$(667,608)	$997	$1,018,339	$8,044	$1,026,383

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(93,089)	$(83,790)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	31,234	47,073
Depreciation and amortization	69,223	35,930
Amortization of below market debt	1,988	—
Straight-line rental income, net	(1,287)	(1,538)
Amortization of premium/accretion of discount on investments	(68)	(28)
Amortization of deferred financing costs	1,220	1,628
Amortization of equity-based compensation	146	117
Deferred income tax (benefit) expense, net	—	7,026
Realized (gain) loss on investments and other	(118)	(411)
(Gain) loss on consolidation of unconsolidated venture	—	(6,408)
Unrealized (gain) loss on senior housing mortgage loans and debt held in securitization trust, net	(1,108)	—
Allowance for uncollectible accounts	943	—
Distributions of cumulative earnings from unconsolidated ventures	427	—
Changes in assets and liabilities:
Restricted cash	(3,734)	(2,276)
Receivables	(3,623)	(530)
Other assets	(1,993)	(1,099)
Due to related party	5,187	(384)
Escrow deposits payable	1,252	1,467
Accounts payable and accrued expenses	5,474	2,138
Other liabilities	(366)	(396)
Net cash provided by (used in) operating activities	11,708	(1,481)
Cash flows from investing activities:
Acquisition of operating real estate investments	(297,955)	(139,618)
Improvement of operating real estate investments	(13,463)	(22,476)
Repayment on real estate debt investments	—	487
Investment in unconsolidated ventures	(9,099)	(20,591)
Distributions in excess of cumulative earnings from unconsolidated ventures	11,206	16,470
Change in restricted cash	692	(2,344)
Other assets	3,288	798
Net cash provided by (used in) investing activities	(305,331)	(167,274)
Cash flows from financing activities:
Borrowing from mortgage notes	173,690	18,760
Repayment of mortgage notes	(1,834)	(10,500)
Payment of deferred financing costs	(2,111)	(4,016)
Change in restricted cash	3,212	2,132
Net proceeds from issuance of common stock	—	405
Shares redeemed for cash	(34,118)	(9,931)
Distributions paid on common stock	(94,238)	(91,658)
Proceeds from distribution reinvestment plan	50,593	50,877
Contributions from non-controlling interests	2,952	264
Distributions to non-controlling interests	(230)	(278)
Net cash provided by (used in) financing activities	97,916	(43,945)
Net increase (decrease) in cash and cash equivalents	(195,707)	(212,700)
Cash and cash equivalents- beginning of period	223,102	354,229
Cash and cash equivalents- end of period	$27,395	$141,529
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of non-cash investing and financing activities:
Escrow deposits related to real estate debt investments	$—	$25
Accrued distribution payable	10,371	10,168
Transfer of non-controlling interest in joint venture for controlling interest in consolidated real estate investment (refer to Note 3)	—	103,005
Assumption of mortgage notes payable upon acquisition of operating real estate	21,685	648,211
Change in carrying value of securitization trust (VIE asset/liability)	2,728	—
Debt financing provided by seller for investment acquisition	3,500	—

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of September 30, 2017, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
From inception through November 13, 2017, the Company raised total gross proceeds of $1.9 billion, including $188.6 million in DRP proceeds.

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
As of September 30, 2017, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company. The Company identified several VIEs which were originally consolidated under the voting interest model prior to changes in the consolidation rules under U.S. GAAP.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership, an Investing VIE (as discussed below) and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of September 30, 2017 is $628.3 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of September 30, 2017 is $413.2 million, collateralized by the real estate assets of the related consolidated VIEs.
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
As of September 30, 2017, the Company held Class B certificates in an Investing VIE for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s Class B certificates, which represent the retained interest and related interest income are eliminated in consolidation. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the Class B certificates of the securitization), income and expense of the entire Investing VIE are presented in the consolidated financial statement of the Company. As a result, although the Company legally owns the Class B certificates only, U.S. GAAP requires the Company to present the assets, liabilities, income and expenses of the entire securitization trust on its consolidated financial statements. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the Class B certificates. Refer to Note 6, “Healthcare-Related Securities” for further detail.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unconsolidated VIEs
As of September 30, 2017, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $329.0 million. The Company’s maximum exposure to loss as of September 30, 2017 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, these VIEs are not consolidated in the Company’s financial statements as of September 30, 2017. The Company did not provide financial support to its unconsolidated VIEs during the nine months ended September 30, 2017. As of September 30, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
Healthcare-Related Securities
The Company classifies its securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of September 30, 2017, the Company held Class B certificates of a securitization trust, which represents the Company’s retained interest in the securitization trust, which the Company consolidates under U.S. GAAP. Refer to Note 6, “Healthcare-Related Securities” for further discussion.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a summary of deferred costs and intangible assets as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016

Deferred costs and intangible assets:
In-place lease value, net	$64,208	$93,554
Goodwill	22,112	22,112
Other intangible assets	380	380
Subtotal intangible assets	86,700	116,046
Deferred lease costs, net	305	358
Total	$87,005	$116,404
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. For the nine months ended September 30, 2017, total acquisition fees and expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in real estate debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Other assets:
Healthcare facility regulatory reserve deposit	$6,000	$6,000
Remainder interest in condominium units(1)	3,704	4,554
Prepaid expenses	3,605	874
Lease inducements, net	617	799
Utility deposits	504	386
Pending deal deposits	250	2,324
Construction deposit	—	1,239
Other	842	698
Total	$15,522	$16,874
_______________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
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
Credit Losses and Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. As of September 30, 2017, the Company did not have any impaired operating real estate.
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
Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of September 30, 2017, the Company did not have any impaired real estate debt investments.
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
As of September 30, 2017, the unconsolidated ventures in which the Company invests have recorded impairments and reserves, including a loan loss reserve for a direct financing lease receivable relating to the Espresso unconsolidated investment. The Company’s proportionate ownership share of the loan loss reserve within the Espresso portfolio totaled $15.8 million and was recognized through equity in earnings (losses). During the third quarter of 2017, the Espresso sub-portfolio associated with the direct financing lease commenced an operator transition and determined that certain future cash flows of the direct financing lease are not believed to be collectible. The cash flows deemed not to be collectible primarily impact distributions on mandatorily redeemable units issued at the time of the original acquisition that allowed the seller to participate in certain future cash flows from the direct financing lease following the closing of the original acquisition. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the redemption value of the corresponding unconsolidated venture’s liability for the units issued to the seller has not been assessed in connection with the commencement of the operator transition, but will be assessed upon modification or termination of the lease, which is expected to occur at the completion of the operator transition. The Company has concluded that no additional impairment of its investments in unconsolidated ventures is required as of September 30, 2017.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of September 30, 2017 and December 31, 2016, the Company had exposure to foreign currency in an investment in an unconsolidated venture.
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
The Company recorded an income tax expense of approximately $15,000 and $56,000 for the three and nine months ended September 30, 2017, respectively. The Company recorded an income tax benefit of less than $0.1 million and an income tax expense of $7.1 million for the three and nine months ended September 30, 2016, respectively.
Recent Accounting Pronouncements
Revenue Recognition- In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has commenced the process of adopting the new revenue standard, including forming a project team and compiling an inventory of the sources of revenue the Company expects will be impacted by the adoption of this standard. The new revenue standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification, therefore it will not impact rental income and interest income generated on financial instruments such as real estate debt investment and securities. The Company generates non-lease revenues, such certain resident fees in its RIDEA structures (a portion of which are not generated through leasing arrangements) and lease-related executory cost payments (payments for maintenance activities, including common area maintenance, such as cleaning services) which are considered non-lease components and subject to the new standard on revenue recognition. The Company expects to apply the revenue recognition guidance related to its common area maintenance components within leases on January 1, 2019, upon its adoption of the lease accounting update. The Company expects that the recognition of income for its non-lease revenues in its RIDEA structures will be consistent with the current accounting model because currently the revenues associated with these services are generally recognized on a monthly basis, the period in which the related services are performed.  The Company expects that the timing of other revenue recognition associated with non-lease service components that are charged outside of the resident fees may be affected by the new standards. The Company is in the process of evaluating the significance of the impact on the changes on its disclosures, controls and processes, and the recognition pattern of its revenue and is still completing its assessment of the overall impact of adopting this update.
Financial Instruments- In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 addresses certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not have any equity investments with readily determinable fair value recorded as available-for-sale. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Leases- In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Additionally, the new update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Equity Method of Accounting- In March 2016, the FASB issued ASU No. 2016-07, Investments- Equity Method and Joint Ventures (Topic 323), Simplifying the Transition to Equity Method of Accounting, which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
Equity-Based Compensation- In March 2016, the FASB issued ASU No. 2016-09, Improvements to Share-Based Payment Accounting, which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. The Company adopted the new guidance prospectively on January 1, 2017 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.
Credit Losses- In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses, which changes the impairment model for certain financial instruments by requiring companies to recognize an allowance for expected losses, rather

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

than incurred losses as required currently by the incurred loss approach. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Cash Flow Classifications- In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Restricted Cash- In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Business Combination- In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a business, which amends the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that most acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business combination. The Company plans to adopt the standard on its required effective date of January 1, 2018. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.
Goodwill Impairment- In January 2017, the FASB issued ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test that requires a hypothetical purchase price allocation. Goodwill impairment is now measured as the excess in carrying value over fair value of the reporting unit, with the loss recognized not to exceed the amount of goodwill assigned to that reporting unit. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, to be applied prospectively. Early adoption is permitted as of the first interim or annual impairment test of goodwill after January 1, 2017. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Derecognition and Partial Sales of Nonfinancial Assets- In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets. In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017. Both the revenue guidance and this update must be adopted concurrently. While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates. The Company plans to adopt the standard on its required effective date of January 1, 2018 using the modified retrospective approach. The Company does not believe that this guidance will have a material impact on its consolidated financial statements and related disclosures.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Operating Real Estate
The following table presents operating real estate, net as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Land	$289,561	$221,353
Land improvements	10,121	9,462
Buildings and improvements	1,587,771	1,329,118
Tenant improvements	8,332	5,172
Construction in progress	5,090	3,509
Furniture and fixtures	68,605	63,539
Subtotal	1,969,480	1,632,153
Less: Accumulated depreciation	(99,385)	(60,173)
Operating real estate, net	$1,870,095	$1,571,980
Operating Real Estate Acquisitions
Bonaventure
In February 2017, the Company completed the acquisition of the Bonaventure portfolio, which is comprised of five ILF/ALFs totaling 453 units located in Oregon and Washington, for a purchase price of $98.9 million, excluding escrows and subject to customary prorations and adjustments. The Company funded the acquisition with approximately $28.5 million of equity, inclusive of escrows and fees and obtained five ten-year fixed rate mortgage notes payable, which are cross-collateralized and cross-defaulted with a total principal balance of $72.5 million at a fixed interest rate of 4.66%.
Oak Cottage of Santa Barbara (“Oak Cottage”)
In February 2017, the Company completed the acquisition of a 40 unit MCF located in Santa Barbara, California, for a purchase price of $19.4 million, excluding escrows and subject to customary pro-rations and adjustments. The Company funded the acquisition with approximately $16.2 million of equity and $3.5 million of seller financing at a fixed interest rate of 6.0%.
Rochester
In August 2017, through a joint venture with an affiliate of Watermark Retirement Communities (“Watermark”), the Company completed its acquisition of the Rochester portfolio for a purchase price of $204.0 million, excluding escrows and subject to customary prorations and adjustments. The portfolio is comprised of nine ILF/ALFs totaling 1,307 units located in New York, as well as two land parcels. The Company funded the acquisition with approximately $88.0 million of equity, inclusive of escrows and fees and with seven ten-year floating rate mortgage notes payable, which are cross-collateralized and cross defaulted with total principal balance of $101.2 million through Fannie Mae’s DUS Loan Program, and the assumption of a mortgage through a national lender totaling $21.7 million. The joint venture is owned 97.0% by a subsidiary of the Company and 3.0% by Watermark. In addition, as part of the Rochester portfolio, the Company committed to subsequently acquire a 45 unit ILF for $12.4 million, upon the completion of its construction, which was completed in the fourth quarter of 2017 and 100.0% seller financed a fixed interest rate of 6.0%. No additional equity was contributed, other than closing costs.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes operating real estate acquisitions for the nine months ended September 30, 2017 (dollars in thousands):

Acquisition Date	Type	Portfolio	Amount(1)	Properties	Units	Location	Financing	Company’s Equity	Ownership Interest	Transaction Costs(2)
February 2017	Operating Facility	Bonaventure	$99,438	5	453	Various locations	$72,466	$28,459	100.0%	$1,042
February 2017	Operating Facility	Oak Cottage	19,427	1	40	Santa Barbara, CA	3,500	16,191	100.0%	233
August 2017	Operating Facility	Rochester	205,318	9	1,307	Rochester, NY	122,861	88,039	97.0%	3,453
Total			$324,183	15	1,800		$198,827	$132,689		$4,728
_______________________________________

(1)
Represents the purchase price, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation, which will not be later than one year from the date of acquisition. Includes cost associated with purchased land parcels that are not included in the properties count.

(2)	Includes $0.2 million of transaction costs expensed during the year ended December 31, 2016 related to the Bonaventure portfolio.
The purchase price of the assets and liabilities acquired from the acquisition of the Bonaventure, Oak Cottage and Rochester portfolios are preliminarily allocated 20.0% to land and 80.0% to buildings. From acquisition date through September 30, 2017, the Company recorded aggregate revenue and net income attributable to the Bonaventure portfolio of $9.2 million and $0.3 million, respectively, in its consolidated statements of operations. The net income includes depreciation expense and transaction costs of $1.3 million and $1.0 million, respectively. From acquisition date through September 30, 2017, the Company recorded aggregate revenue and net loss attributable to the Oak Cottage portfolio of $1.9 million and $0.2 million, respectively, in its consolidated statements of operations. The net loss includes transaction costs and depreciation expense of $0.2 million and $0.2 million, respectively. From acquisition date through September 30, 2017, the Company recorded aggregate revenue and net loss attributable to the Rochester portfolio of $4.2 million and $4.2 million, respectively, in its consolidated statements of operations. The net loss includes depreciation expense and transaction costs of $1.8 million and $3.5 million, respectively.
Land Acquisitions
Pinebrook
In July 2017, the Company completed the acquisition of a land parcel adjacent to one of the Company’s operating facilities in Milford, Ohio, for a purchase price of $0.7 million, excluding escrows and subject to customary pro-rations and adjustments. The acquisition was funded 100.0% with equity. The Company has commenced construction on a new memory care facility on the land parcel, with a projected completion date in the fourth quarter of 2018.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures as of September 30, 2017 and December 31, 2016 and activity for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

						Properties as of September 30, 2017(1)
Portfolio	Partner(2)	Acquisition Date	Ownership	Purchase Price(3)	Equity Investment(4)	Senior Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%	$1,048,000	$23,400	44	—	32	—	76
Envoy	Formation Capital, LLC/Safanad Management Limited	Sep-2014	11.4%	145,000	5,000	—	—	14	—	14
Griffin - American	Colony NorthStar	Dec-2014	14.3%	3,238,547	202,297	90	108	41	14	253
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	870,000	55,146	6	—	152	—	158
Trilogy	Griffin-American Healthcare REIT III, Inc./Management Team of Trilogy Investors, LLC	Dec-2015	29.0%	1,162,613	228,820	8	—	66	—	74
Subtotal				6,464,160	514,663	148	108	305	14	575
Operator Platform(5)		Jul-2017	20.0%	2	2	—	—	—	—	—
Total				$6,464,162	$514,665	148	108	305	14	575
_______________________________________

(1)	Excludes 10 properties sold and three properties designated held for sale during the nine months ended September 30, 2017.

(2)	In January 2017, NorthStar Realty completed its previously announced merger with Colony and NSAM, with Colony NorthStar surviving the mergers.

(3)
Purchase price represents the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(4)
Represents initial and subsequent contributions to the underlying joint venture through September 30, 2017. In January 2017 and September 2017, the Company funded additional capital contributions of $5.3 million and $3.0 million, respectively, into the Trilogy joint venture. The additional fundings related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.

(5)
Represents investment in Solstice Senior Living, LLC (“Solstice”). In July 2017, the Company commenced the transition of operations of the Winterfell portfolio from the current manager, Holiday AL Management Sub, LLC, an affiliate of Holiday Retirement, to a new manager, Solstice. Solstice is a newly formed joint venture between affiliates of Integral Senior Living, LLC, a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%. The Company completed the transition in November 2017.

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016			Carrying Value
			Depreciation, Amortization Expense & Transaction Costs			Depreciation, Amortization Expense & Transaction Costs
Portfolio	Equity in Earnings (Losses)			Cash Distributions	Equity in Earnings (Losses)		Cash Distributions	September 30, 2017 (Unaudited)(1)	December 31, 2016(2)
Eclipse	$(776)		$(442)	$581	$123	$(450)	$496	$13,761	$15,932
Envoy	247		(2)	248	(2)	(1)	—	6,389	6,398
Griffin - American	(1,261)		(3,605)	1,216	(2,109)	(4,782)	3,792	134,356	144,629
Espresso	(16,609)	(3)	(1,157)	—	283	(1,070)	1,789	6,787	29,353
Trilogy	(158)		(4,374)	—	(13,899)	(17,764)	—	167,656	164,222
Subtotal	(18,557)		(9,580)	2,045	(15,604)	(24,067)	6,077	328,949	360,534
Operator Platform(4)	—		—	—	—	—	—	2	—
Total	$(18,557)		$(9,580)	$2,045	$(15,604)	$(24,067)	$6,077	$328,951	$360,534
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

(3)
Includes a loan loss reserve recorded by the joint venture, of which the Company’s proportionate share totaled $15.8 million. Refer to Credit Losses and Impairment on Investments in Note 2, “Summary of Significant Accounting Policies” for additional discussion.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4)	Represents investment in Solstice. For the three and nine months ended September 30, 2017, the Company’s investment in Solstice did not generate equity in earnings (losses).

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
			Depreciation, Amortization Expense & Transaction Costs			Depreciation, Amortization Expense & Transaction Costs
Portfolio	Equity in Earnings (Losses)			Cash Distributions	Equity in Earnings (Losses)		Cash Distributions
Eclipse	$(1,186)		$(1,337)	$985	$418	$(1,346)	$1,478
Envoy	419		(2)	427	(311)	177	—
Griffin - American	(5,795)		(10,789)	6,913	(8,324)	(14,359)	9,373
Winterfell(1)	—		—	—	1,423	—	591
Espresso	(19,258)	(2)	(3,545)	3,307	(1,102)	(2,823)	5,028
Trilogy	(5,414)		(15,064)	—	(39,177)	(49,684)	—
Total	$(31,234)		$(30,737)	$11,632	$(47,073)	$(68,035)	$16,470
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

(2)
Includes a loan loss reserve recorded by the joint venture, of which the Company’s proportionate share totaled $15.8 million. Refer to Credit Losses and Impairment on Investments in Note 2, “Summary of Significant Accounting Policies” for additional discussion.

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
Summarized Financial Data
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures and determined one investment to be significant for the nine months ended September 30, 2017. The balance sheets as of September 30, 2017 and December 31, 2016 and statements of operations for the three and nine months ended September 30, 2017 and 2016 for the Espresso unconsolidated venture are as follows (dollars in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016		Three Months Ended September 30,		Nine Months Ended September 30,
				2017	2016	2017	2016
Assets
Total assets	$771,821	$858,107	Total revenues	$26,021	$23,783	$74,556	$70,611

Liabilities and equity			Net income (loss)	$(45,283)	$773	$(52,367)	$767
Total liabilities	$773,631	$804,013
Equity	(1,810)	54,094
Total liabilities and equity	$771,821	$858,107

5.	Real Estate Debt Investments
The following table presents one debt investment as of September 30, 2017 and December 31, 2016 (dollars in thousands):

		September 30, 2017 (Unaudited)	December 31, 2016
Asset Type:	Principal Amount	Carrying Value	Carrying Value	Fixed Rate	Unlevered Current Yield
Mezzanine loan(1)	$75,000	$74,626	$74,558	10.0%	10.3%
_______________________________________

(1)	Loan has a final maturity date of January 30, 2021.

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
As of September 30, 2017, the Company’s debt investment was not performing in accordance with the contractual terms of its governing documents as a result of non-monetary defaults.  The Company’s debt investment is a mezzanine loan on a portfolio that has several sub-portfolios, two of which have experienced tenant lease defaults and currently have operator transitions in process.  The underlying tenant defaults resulted in defaults under the senior loans with respect to the applicable sub-portfolios, which in turn resulted in defaults under the mezzanine loan.  The Company is actively monitoring the actions of the senior lenders of each sub-portfolio and assessing our rights and remedies.  Subsequent to September 30, 2017, the Company is also actively monitoring other potential operator transitions that would impact the mezzanine loan and continues to assess the collectability of principal and interest. As of September 30, 2017, contractual debt service on the Company’s mezzanine loan has been paid in accordance with contractual terms.  As of September 30, 2017, the Company expects to receive full payment of contractual principal and interest and, accordingly, the debt investment was categorized as a performing loan.
For the nine months ended September 30, 2017, the debt investment contributed 100.0% the Company’s interest income on debt investments as presented on the consolidated statement of operations.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$552,087	$553,707
Receivables	2,133	2,141
Total assets	$554,220	$555,848
Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$520,205	$522,933
Accounts payable and accrued expenses	1,926	1,934
Total liabilities	$522,131	$524,867
As of September 30, 2017, the senior housing mortgage loans and the related mortgage obligations held in the securitization trust had an unpaid principal balance of $571.5 million and $513.9 million, respectively.
The Company elected the fair value option to measure the assets and liabilities of the securitization trust, which requires that changes in valuations of the securitization trust be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the senior housing mortgage loans held in the securitization trust and the carrying value of the securitized mortgage obligations was $31.9 million and $30.8 million as of September 30, 2017 and December 31, 2016, respectively, and approximates the fair value of the Company’s underlying investment in Class B certificates of the securitization trust. Refer to Note 12, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIE.
The following table presents the activity recorded for the three and nine months ended September 30, 2017 related to the consolidated securitization trust on the consolidated statement of operations. The Company generated net income of $1.0 million and $3.0 million from its investment in Class B certificates for the three and nine months ended September 30, 2017, respectively.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Statement of Operations
Interest income on mortgage loans held in a securitized trust	$6,536	$19,503
Interest expense on mortgage obligations issued by a securitization trust	(4,919)	(14,662)
Net interest income	1,617	4,841
Other expenses related to securitization trust	981	2,947
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	384	1,108
Net income attributable to NorthStar Healthcare Income, Inc. common stockholders	$1,020	$3,002

For the nine months ended September 30, 2017, the consolidated securitization trust contributed 100.0% the Company’s interest income on mortgage loans held in a securitized trust as presented on the consolidated statement of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents the Company’s borrowings as of September 30, 2017 and December 31, 2016 (dollars in thousands):

				September 30, 2017 (Unaudited)		December 31, 2016
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$23,577	$23,233	$24,000	$23,528
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	21,283	21,130	21,500	21,309
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	19,837	19,701	20,000	19,830
Milford, OH	Non-recourse	Sep-26	LIBOR + 2.68%	18,760	18,198	18,760	18,142
Rochester Portfolio
Rochester, NY	Non-recourse	Feb-25	4.25%	21,589	21,455	—	—
Rochester, NY(4)	Non-recourse	Aug-27	LIBOR + 2.34%	101,224	100,036	—	—
Arbors Portfolio(5)
Various locations	Non-recourse	Feb-25	3.99%	92,814	91,255	93,750	91,992
Watermark Fountains Portfolio(6)
Various locations	Non-recourse	Jun-22	3.92%	410,000	406,253	410,000	405,564
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun-25	4.17%	648,211	623,943	648,211	620,617
Bonaventure Portfolio(8)
Various locations	Non-recourse	Feb-27	4.66%	72,466	71,752	—	—
Subtotal mortgage notes payable, net				1,429,761	1,396,956	1,236,221	1,200,982
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb-22	6.00%	3,500	3,500	—	—
Total mortgage and other notes payable, net				$1,433,261	$1,400,456	$1,236,221	$1,200,982
_______________________________________

(1)	Floating rate borrowings are comprised of $161.1 million principal amount at one-month London Interbank Offered Rate (“LIBOR”) and $23.6 million principal amount at three-month LIBOR.

(2)
The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings other than the Winterfell portfolio which is attributable to below market debt intangibles.

(3)
This mortgage note arrangement has a capacity of up to $30.0 million, subject to certain conditions, secured and collateralized by four healthcare real estate properties. As of September 30, 2017, the Company has funded approximately $7.1 million into a lender controlled reserve.

(4)	Comprised of seven individual mortgage notes payable secured, cross collateralized and cross-defaulted by seven healthcare real estate properties.

(5)	Comprised of four individual mortgage notes payable secured by four healthcare real estate properties, cross-collateralized and cross-defaulted.

(6)	Comprised of $410.0 million principal amount of fixed rate borrowings, secured by 15 healthcare real estate properties, cross-collateralized and cross-defaulted.

(7)	Comprised of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and cross-defaulted.

(8)	Comprised of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and cross-defaulted.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal payments on borrowings based on final maturity as of September 30, 2017 (dollars in thousands):

October 1 to December 31, 2017	$885
Years Ending December 31:
2018	10,632
2019	44,850
2020	23,058
2021	62,210
Thereafter	1,291,626
Total	$1,433,261
As of September 30, 2017, the Company’s Peregrine portfolio did not maintain certain minimum financial coverage ratios required under the contractual terms of its mortgage note, which resulted in a non-monetary default. The Company is currently in discussions with the lender to restructure the loan to cure or otherwise waive the default.

8.	Related Party Arrangements
Advisor
Subject to certain restrictions and limitations, the Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on behalf of the Company. The Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to the Advisor include the Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, the Advisor receives fees and reimbursements from the Company. Pursuant to the advisory agreement, the advisor may defer or waive fees in its discretion.  Below is a description and table of the fees and reimbursements incurred to the Advisor.
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to the Advisor and the Dealer Manager for the nine months ended September 30, 2017 and the amount due to related party as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Nine Months Ended September 30, 2017		Due to Related Party as of September 30, 2017 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$12	$25,386	$(22,414)	$2,984
Acquisition(1)	Investments in unconsolidated ventures/Asset management and other fees-related party	66	7,872	(7,841)	97
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	141	6,592	(4,408)	2,325
Total		$219	$39,850	$(34,663)	$5,406
_______________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees-related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. From inception through September 30, 2017, the Advisor waived $0.3 million of acquisition fees related to healthcare-related securities. The Company did not incur any disposition fees during the nine months ended September 30, 2017, nor were any such fees outstanding as of December 31, 2016.

(2)	As of September 30, 2017, the Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to the Company.
Investments in Joint Ventures
The below table indicates the Company’s investments for which Colony NorthStar is also an equity partner in the joint venture. Each investment was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of these investments (dollars in thousands):

Portfolio	Partner(s)	Acquisition Date	Ownership	Purchase Price(1)	Carrying Value as of September 30, 2017
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%	$59,097	$13,761
Griffin-American	Colony NorthStar	Dec-2014	14.3%	463,436	134,356
_______________________________________

(1)
Purchase price represents the Company’s proportionate share of the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty, now a subsidiary of Colony NorthStar, and the Company, the Sponsor acquired a 43.0%, as adjusted, ownership interest in American Healthcare Investors, LLC (“AHI”) and Mr. James F. Flaherty III, a partner of the Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by the Company and NorthStar Realty. In connection with the Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to the Advisor, NorthStar Realty and the Company. AHI

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

currently provides such services to the Company with respect to its interest in the Griffin-American portfolio and the Winterfell portfolio.
In December 2015, the Company, through a joint venture with Griffin-American Healthcare REIT III, Inc. (“GAHR3”), a REIT sponsored and advised by AHI, acquired a 29.0% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for its interest. The purchase was approved by the Company’s board of directors, including all of its independent directors. In June 2016, in accordance with the joint venture agreement, the Company funded an additional capital contribution of $18.8 million. Additionally, in January 2017 and September 2017, the Company funded capital contributions of $5.3 million and $3.0 million, respectively, for a total contribution of $228.8 million. The additional fundings related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
Origination of Mezzanine Loan
In July 2015, the Company originated a $75.0 million mezzanine loan to a subsidiary of Espresso, which bears interest at a fixed rate of 10.0% per year and matures in January 2021. Refer to Note 5, “Real Estate Debt Investments” for further discussion.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of September 30, 2017, the Company’s independent directors were granted a total of 75,449 shares of restricted common stock for an aggregate $0.7 million, based on the share price on the date of each grant, including 19,779 shares granted in June 2017. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of approximately $47,000 and $49,000 for the three months ended September 30, 2017 and 2016, and approximately $146,000 and $117,000 for the nine months ended September 30, 2017 and 2016, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 24,396 and 18,995 as of September 30, 2017 and December 31, 2016, respectively.

10.	Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for the Follow-on Offering on December 17, 2015 and all of the shares initially registered for the Follow-on Offering were issued on or before January 19, 2016. From inception through September 30, 2017, the Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion in the Primary Offering.
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
In April 2016, the DRP was amended and restated to provide that, effective on ten days’ notice, the price per share purchased pursuant to the DRP will be equal to estimated value per share of the Company’s common stock, which was $8.63 as of December 31, 2015.
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
For the nine months ended September 30, 2017, the Company issued 5.6 million shares of common stock totaling $50.6 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2016, the Company issued 7.6 million shares of common stock totaling $67.8 million of gross offering proceeds pursuant to the DRP. From inception through September 30, 2017, the Company issued 19.3 million shares of common stock, generating gross offering proceeds of $177.4 million pursuant to the DRP.
Distributions
Distributions to stockholders are declared quarterly by the board of directors of the Company and have been paid monthly based on a daily amount of $0.00184932 per share, which is equivalent to an annualized distribution amount of $0.675 per share of the Company’s common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
During the third quarter of 2017, the Company’s board of directors approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended December 31, 2017.
The following table presents distributions declared for the nine months ended September 30, 2017 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2017
January	$4,887	$5,752	$10,639
February	4,401	5,197	9,598
March	4,940	5,720	10,660
April	4,805	5,535	10,340
May	4,944	5,721	10,665
June	4,808	5,548	10,356
July	5,037	5,686	10,723
August	4,995	5,683	10,678
September	4,867	5,504	10,371
Total	$43,684	$50,346	$94,030
_______________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period.
Share Repurchase Program
The Company adopted a share repurchase program that may enable stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company may not repurchase shares unless a stockholder has held shares for one year. However, the Company may repurchase shares held less than one year in connection with a stockholder’s death or qualifying disability. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements. For the nine months ended September 30, 2017, the Company repurchased 3.7 million shares of common stock for $34.1 million at an average price of $9.22 per share. For the year ended December 31, 2016, the Company repurchased 1.8 million shares of common stock for $16.1 million at an average price of $9.15 per share pursuant to the Share Repurchase Program. The Company funds repurchase requests received during a quarter with cash on hand, borrowings or other available capital. Repurchase requests are not expected to exceed proceeds received from its DRP. As of September 30, 2017, there were no unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2017 and 2016 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was approximately $97,000 and $27,000 for the three and nine months ended September 30, 2017. Net income (loss) attributable to the other non-controlling interests was net income of approximately $64,000 and net loss of approximately $55,000 for the three and nine months ended September 30, 2016, respectively.

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
In determining the fair value of the securitization trust’s financial liabilities, the dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. The Company’s senior housing collateralized mortgage obligations are classified as Level 2 fair values. In accordance with ASC 810, Consolidation, the assets of the securitization trust is an aggregate value derived from the fair value of the trust liabilities, the Company has determined that the valuation of the trust assets in their entirety including its retained interests from the securitization (eliminated in consolidation in accordance with U.S. GAAP) should be classified as Level 3 valuations.
Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2017 (Unaudited)				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$—	$—	$552,087	$552,087	$—	$—	$553,707	$553,707
Financial Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$—	$520,205	$—	$520,205	$—	$—	$522,933	$522,933
As of September 30, 2017, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2017 and year ended December 31, 2016 (dollars in thousands):

	Nine Months Ended September 30, 2017 (Unaudited)	Year Ended December 31, 2016
Beginning balance	$553,707	$—
Purchases/contributions	—	580,418
Paydowns/distributions	(3,020)	(654)
Unrealized gain (loss)	1,400	(26,057)
Ending balance	$552,087	$553,707

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in fair value of financial liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2017 and year ended December 31, 2016 (dollars in thousands):

	Nine Months Ended September 30, 2017 (Unaudited)	Year Ended December 31, 2016
Beginning balance	$522,933	$—
Purchases/contributions	—	549,942
Transfers to Level 2(1)	(522,933)	—
Paydowns/distributions	—	(654)
Unrealized (gain) loss	—	(26,355)
Ending balance	$—	$522,933
_______________________________________

(1)
Transfers to Level 2 from Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become more observable during the period. Transfers are assumed to occur at the beginning of the year.

For the nine months ended September 30, 2017, the key unobservable inputs used in the fair value analysis included a weighted average yield of 13.1% and a weighted average life of 8.8 years. For the year ended December 31, 2016, the key unobservable inputs used in the fair value analysis included a weighted average yield of 13.1% and a weighted average life of 9.6 years. Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets using such Level 3 inputs.
For the nine months ended September 30, 2017, the Company recorded an unrealized gain of $1.4 million for financial assets for which the fair value option was elected. For the nine months ended September 30, 2017, the Company recorded an unrealized loss of $0.3 million for financial liabilities for which the fair value option was elected. These amounts, when incurred, are recorded net as unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net, in the consolidated statements of operations.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017 (Unaudited)			December 31, 2016
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$75,000	$74,626	$75,000	$75,000	$74,558	$72,278
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,433,261	$1,400,456	$1,406,044	$1,236,221	$1,200,982	$1,147,406
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Real Estate Debt Investments, Net
For commercial real estate (“CRE”) debt investments, fair values were determined by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. As of the reporting date, the Company believes that principal amount approximates fair value. These fair value measurements of CRE debt are generally based on unobservable inputs, and as such, are classified as Level 3 of the fair value hierarchy.
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

•
Healthcare-Related Securities - Focused on investing in and asset managing healthcare-related securities primarily consisting of CMBS, commercial mortgage obligations and other securities backed primarily by loans secured by healthcare properties.

•	Corporate - The corporate segment includes corporate level asset management and other fees - related party and general and administrative expenses.
The Company primarily generates rental and resident fee income from real estate equity investments and net interest income on real estate debt and securities investments. As of September 30, 2017, the Company’s healthcare-related securities represent its investment in the Class B certificates of the securitization trust which are eliminated in consolidation. For the nine months ended September 30, 2017, gross revenues from two of the Company’s operators, Watermark Retirement Communities and Holiday Retirement, were 45.8% and 39.0%, respectively, of total revenues. The following tables present segment reporting for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended September 30, 2017	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)		Total
Rental and resident fee income	$73,740	$—	$—		$—		$73,740	$—		$73,740
Net interest income on debt and securities	—	1,940	1,025	(3)	(389)	(3)	2,576	981	(3)	3,557
Other revenue	541	—	—		120		661	—		661
Property operating expenses	(42,981)	—	—		—		(42,981)	—		(42,981)
Interest expense	(15,687)	—	—		—		(15,687)	—		(15,687)
Other expenses related to securitization trust	—	—	—		—		—	(981)		(981)
Transaction costs	(3,814)	—	—		—		(3,814)	—		(3,814)
Asset management and other fees - related party	—	—	—		(13,299)		(13,299)	—		(13,299)
General and administrative expenses	(262)	(12)	—		(2,767)		(3,041)	—		(3,041)
Depreciation and amortization	(24,454)	—	—		—		(24,454)	—		(24,454)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	(5)		389		384	—		384
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(12,917)	1,928	1,020		(15,946)		(25,915)	—		(25,915)
Equity in earnings (losses) of unconsolidated ventures	(18,557)	—	—		—		(18,557)	—		(18,557)
Income tax benefit (expense)	(15)	—	—		—		(15)	—		(15)
Net income (loss)	$(31,489)	$1,928	$1,020		$(15,946)		$(44,487)	$—		$(44,487)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

(3)
Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended September 30, 2017, $0.4 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Investing VIE column.

Three Months Ended September 30, 2016	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$64,579	$—	$—	$64,579
Interest income	—	5,072	—	5,072
Other revenue	557	—	37	594
Property operating expenses	(35,489)	—	—	(35,489)
Interest expense	(13,424)	—	—	(13,424)
Transaction costs	(31)	—	—	(31)
Asset management and other fees - related party	—	—	(8,579)	(8,579)
General and administrative expenses	(208)	(25)	(3,747)	(3,980)
Depreciation and amortization	(10,678)	—	—	(10,678)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	5,306	5,047	(12,289)	(1,936)
Equity in earnings (losses) of unconsolidated ventures	(15,604)	—	—	(15,604)
Income tax benefit (expense)	36	—	—	36
Net income (loss)	$(10,262)	$5,047	$(12,289)	$(17,504)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended September 30, 2017	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)		Total
Rental and resident fee income	$207,249	$—	$—		$—		$207,249	$—		$207,249
Net interest income on debt and securities	—	5,755	3,016	(3)	(1,122)	(3)	7,649	2,947	(3)	10,596
Other revenue	1,595	—	—		596		2,191	—		2,191
Property operating expenses	(118,526)	—	—		—		(118,526)	—		(118,526)
Interest expense	(44,479)	—	—		—		(44,479)	—		(44,479)
Other expenses related to securitization trust	—	—	—		—		—	(2,947)		(2,947)
Transaction costs	(6,778)	—	—		—		(6,778)	—		(6,778)
Asset management and other fees - related party	—	—	—		(32,716)		(32,716)	—		(32,716)
General and administrative expenses	(682)	(39)	—		(7,671)		(8,392)	—		(8,392)
Depreciation and amortization	(69,223)	—	—		—		(69,223)	—		(69,223)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	(14)		1,122		1,108	—		1,108
Realized gain (loss) on investments and other	118	—	—		—		118	—		118
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(30,726)	5,716	3,002		(39,791)		(61,799)	—		(61,799)
Equity in earnings (losses) of unconsolidated ventures	(31,234)	—	—		—		(31,234)	—		(31,234)
Income tax benefit (expense)	(56)	—	—		—		(56)	—		(56)
Net income (loss)	$(62,016)	$5,716	$3,002		$(39,791)		$(93,089)	$—		$(93,089)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

(3)
Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the nine months ended September 30, 2017, $1.1 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment. The corresponding interest expense is recorded in net interest income in the Investing VIE column.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended September 30, 2016	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$170,886	$—	$—	$170,886
Net interest income on debt and securities	—	15,112	—	15,112
Other revenue	1,026	—	37	1,063
Property operating expenses	(93,868)	—	—	(93,868)
Interest expense	(34,951)	—	—	(34,951)
Other expenses related to securitization trust	—	—	—	—
Transaction costs	(1,563)	—	—	(1,563)
Asset management and other fees - related party	—	—	(36,659)	(36,659)
General and administrative expenses	(713)	(74)	(19,751)	(20,538)
Depreciation and amortization	(35,930)	—	—	(35,930)
Realized gain (loss) on investments and other	411	—	—	411
Gain (loss) on consolidation of unconsolidated venture	6,408	—	—	6,408
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	11,706	15,038	(56,373)	(29,629)
Equity in earnings (losses) of unconsolidated ventures	(47,073)	—	—	(47,073)
Income tax benefit (expense)	(7,088)	—	—	(7,088)
Net income (loss)	$(42,455)	$15,038	$(56,373)	$(83,790)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Total Assets:	Real Estate Equity(1)	Real Estate Debt	Healthcare-Related Securities	Corporate(2)	Subtotal	Investing VIEs(3)	Total
September 30, 2017 (Unaudited)	$2,363,137	$75,251	$32,088	$(23,993)	$2,446,483	$554,220	$3,000,703
December 31, 2016	2,118,877	75,204	30,981	177,299	2,402,361	555,848	2,958,209
_______________________________________

(1)	Includes investments in unconsolidated joint ventures totaling $329.0 million and $360.5 million as of September 30, 2017 and December 31, 2016, respectively.

(2)	Represents elimination of healthcare-related securities in consolidation offset by corporate cash and cash equivalent balances.

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
Distribution Reinvestment Plan
For the period from October 1, 2017 through November 13, 2017, the Company issued 1.2 million shares pursuant to the DRP, representing gross proceeds of $11.1 million.
Share Repurchases
From October 1, 2017 through November 13, 2017, the Company repurchased 2.0 million shares for a total of $18.7 million or a weighted average price of $9.20 per share under the Share Repurchase Program that enables stockholders to sell their shares to the Company in certain circumstances, including death or a qualifying disability. The Company funds repurchase requests received during a quarter with cash on hand, borrowings or other available capital. Repurchase requests are not expected to exceed proceeds received from its DRP.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Rochester Acquisition
In November 2017, the Company completed the second phase of the Rochester portfolio acquisition, acquiring a 45 unit ILF for $12.4 million. The acquisition was 100.0% seller financed at a fixed interest rate of 6.0%. No additional equity was contributed, other than closing costs.
Colony NorthStar Line of Credit
In October 2017, the Company obtained a revolving line of credit from an affiliate of Colony NorthStar, the Sponsor, for up to $15.0 million at an interest rate of 3.5% plus LIBOR (the “Sponsor Line”). The Sponsor Line has an initial one year term, with an extension option of six months. The Sponsor Line was approved by the Company’s board of directors, including all of its independent directors. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. As of November 13, 2017, the Company had drawn $15.0 million under the Sponsor Line.

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
Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of September 30, 2017, our Sponsor had $57.1 billion of assets under management, including Colony NorthStar’s balance sheet investments and third-party managed investments.
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

•	Healthcare-Related Securities - Our securities investments may include CMBS, commercial mortgage obligations and other securities backed primarily by loans secured by healthcare properties.
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
From inception through November 13, 2017, we raised total gross proceeds of $1.9 billion, including $188.6 million in DRP proceeds.

Our Investments
The following table presents our investments as of September 30, 2017, adjusted for acquisitions through November 13, 2017 (dollars in thousands):

Investment Type:	Count(1)	Amount(2)(3)	% of Total	Capacity		Primary Locations

Real estate equity(4)
MOB	108	$187,486	5.2%	3.8 million	square feet	IL, GA, OH, TX, IN
Net lease
Senior housing facilities(5)	84	575,619	15.9%	6,098	units	NY, CA, FL, UK, WA
SNF	236	450,545	12.4%	25,475	beds	PA, MI, KY, IN, WI
Hospital	14	40,772	1.1%	872	beds	CA, TX, MO, UT, GA
Operating
Senior housing facilities(5)	142	1,863,908	51.3%	13,987	units	CA, WA, TX, NY, IL
SNF	69	369,015	10.2%	7,595	beds	IN, OH, MI, KY, MA
Ancillary(6)	NA	2,435	0.2%	N/A		OH
Total real estate equity	653	3,489,780	96.3%

Real estate debt
Mezzanine loan	1	75,000	2.1%
Total real estate debt	1	75,000	2.1%

Healthcare-related securities
Freddie Mac securitization(7)	1	57,514	1.6%
Total healthcare-related securities	1	57,514	1.6%

Corporate investments
Operator platform(8)	1	2	—%
Total corporate investments	1	2	—%

Total investments	656	$3,622,296	100.0%
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

(8)
Represents investment in Solstice Senior Living, LLC (“Solstice”). In July 2017, we commenced the transition of operations of the Winterfell portfolio, from the current manager, Holiday AL Management Sub, LLC, an affiliate of Holiday Retirement, to a new manager, Solstice. Solstice is a newly formed joint venture between affiliates of Integral Senior Living, LLC, a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%. We completed the transition in November 2017.

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
Our Portfolio
As of September 30, 2017, adjusted for acquisitions through November 13, 2017, $3.5 billion, or 96.3%, of our investments were invested in healthcare real estate equity. The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

The following table presents a summary of our real estate equity investments as of September 30, 2017, adjusted for acquisitions through November 13, 2017 (dollars in thousands):

			Properties(1)
Portfolio	Investment Structure	Amount(2)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments(3)
Watermark Aqua	Operating Facilities	$111,630	4	—	—	—	4	West/Southwest/Midwest	97.0%
Peregrine	Net Lease	36,498	4	—	—	—	4	Northeast/Southeast	100.0%
Kansas City	Operating Facilities	15,000	2	—	—	—	2	Midwest	100.0%
Arbors	Net Lease	126,825	4	—	—	—	4	Northeast	100.0%
Watermark Fountains(4)	Net Lease/Operating Facilities	662,660	16	—	—	—	16	Various	Various
Winterfell	Operating Facilities	904,985	32	—	—	—	32	Various	100.0%
Bonaventure	Operating Facilities	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	Operating Facilities	19,427	1	—	—	—	1	West	100.0%
Rochester(5)	Operating Facilities	217,718	10	—	—	—	10	Northeast	97.0%
Total Direct Investments		2,194,181	78	—	—	—	78
Joint Venture Investments(6)
Eclipse	Net Lease/Operating Facilities	56,540	44	—	32	—	76	Various	5.6%
Envoy	Net Lease	16,472	—	—	14	—	14	Mid - Atlantic/Northeast	11.4%
Griffin-American	Net Lease/Operating Facilities	475,324	90	108	41	14	253	Various	14.3%
Espresso	Net Lease	326,477	6	—	152	—	158	Various	36.7%
Trilogy(7)	Operating Facilities	420,786	8	—	66	—	74	Various	29.0%
Total Joint Venture Investments		1,295,599	148	108	305	14	575
Total		$3,489,780	226	108	305	14	653
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(3)	Our net lease properties are leased to four operators, with a remaining weighted average lease term of 8.6 years. The weighted average resident occupancy of our operating facilities is 87.4%.

(4)
Watermark Fountains portfolio consists of six wholly-owned net lease properties totaling $285.9 million and ten operating facilities properties totaling $376.8 million, in which we own a 97.0% interest. One of these properties consists of 14 condominium units in which we hold future interests, or the Remainder Interests.

(5)	Includes the acquisition of a senior housing facility which closed in November 2017. Refer to “Recent Developments” for further discussion.

(6)	Represents our proportionate interest in real estate assets held through unconsolidated joint ventures.

(7)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options, which are not subject to property count.
As of September 30, 2017, adjusted for acquisitions through November 13, 2017, our unconsolidated joint venture investments, totaling $1.3 billion, comprised 37.1% of our total real estate equity investments portfolio and represented an 19.0% indirect exposure to over $6.8 billion in real estate equity investment alongside our joint venture partners. As of September 30, 2017, adjusted for acquisitions through November 13, 2017, our unconsolidated joint venture investments included the following:
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
Our Portfolio
As of September 30, 2017, $75.0 million, or 2.1%, of our investments were invested in real estate debt secured by healthcare facilities, consisting of one loan. The investment matures on January 30, 2021.
The following table presents a summary of our debt investment as of September 30, 2017 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value	Fixed Rate	Total Unleveraged Current Yield
Mezzanine loan(1)	1	$75,000	$74,626	10.0%	10.3%
_______________________________________

(1)	Property types securing the mezzanine loan predominately include SNFs, which are located primarily in the Midwest, Northeast and Southeast regions of the United States.
As of September 30, 2017, our debt investment was not performing in accordance with the contractual terms of its governing documents as a result of non-monetary defaults.  Our debt investment is a mezzanine loan on a portfolio that has several sub-portfolios, two of which have experienced tenant lease defaults and currently have operator transitions in process.  The underlying tenant defaults resulted in defaults under the senior loans with respect to the applicable sub-portfolios, which in turn resulted in defaults under our mezzanine loan as of September 30, 2017.  We are actively monitoring the actions of the senior lenders of each sub-portfolio and assessing our rights and remedies.  Subsequent to September 30, 2017, we are also actively monitoring other potential operator transitions that would impact our mezzanine loan and continue to assess the collectability of principal and interest. As of November 13, 2017, however, contractual debt service on our mezzanine loan has been paid in accordance with contractual terms.
Healthcare-Related Securities
Our healthcare-related securities investment strategy includes investing primarily in CMBS or securitization trusts, and may include other healthcare-related securities, backed by loans secured by a variety of healthcare properties. We expect that this asset class will be less than 10.0% of our total portfolio. As of September 30, 2017, $57.5 million, or 1.6%, of our investments were invested in healthcare-related securities consisting of the Class B certificates in a Federal Home Loan Mortgage Corporation, or Freddie Mac, securitization trust. The Class B certificates were purchased at a 47.0% discount, or $27.0 million, producing a bond equivalent yield of 13.1%, collateralized by a pool of 41 mortgage loans with a weighted average maturity of 9.8 years at the time of the acquisition. We also have an equity interest in properties underlying certain of the loans in the securitization trust through our interest in the Eclipse portfolio.
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
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. With the national unemployment rate lowered to 4.2% as of September and third quarter GDP growth of 3.0%, overall macroeconomic conditions remain strong. The Federal Reserve’s June 2017 decision to raise the federal funds rate for the fourth time in almost a decade reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief the labor market is close to or already at full employment resulting in wage growth and consumer confidence. Market participants expect another rate increase in December, and while some believe that higher interest rates may potentially reduce investor demand in the broader commercial real estate market, significant increases across long-term rates have yet to materialize and we expect real estate prices and returns to remain attractive while inflation is targeted to remain at 2.0% in the near term.
With major stock indexes at all-time highs and corporate earnings generally exceeding estimates, investor sentiment across both U.S. and European capital markets reflects increased confidence in the global economy. Following a year of political uncertainty given the unexpected results of the Brexit referendum and the U.S. presidential election, strong corporate earnings have overshadowed these political headwinds, providing fundamental support for record stock valuations in the U.S. and Europe. Despite the initial volatility following both outcomes, since the U.S. election the S&P 500 has increased nearly 20% and the Dow Jones Industrial Average has surpassed 23,000, for the first time and is up more than 5,000 points. In addition, benchmark 10-year interest rates in several other key global economies, including England, Germany and Japan, have recently trended to positive territory, signaling normalized market conditions while many global central banks continue to ease monetary policy to combat low inflation and economic stagnation. The pace of these changes may create volatility in global debt and equity markets and at the same time, the Federal Reserve experiences increased pressure to raise interest rates and reduce its large balance sheet holdings of financial instruments acquired during the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including potential U.S. corporate and personal tax reform, infrastructure spending, healthcare reform and new trade policies, may also have a considerable impact on the trajectory of the U.S. and global economies over the next few years.
CRE fundamentals remain relatively healthy across U.S. property types. Given certain dynamics in the current market including (i) the continuing strength of the economy; (ii) a historically low interest rate environment; (iii) low relative new CRE supply; and (iv) robust international demand for U.S. commercial real estate, we expect real estate values to trend positively due to increased property-level net operating income, strong transaction volume or a combination of both. Although CRE transaction volume has slowed slightly during 2017, property valuations remain at all-time highs across property sectors. Extreme weather events and natural disasters have had a devastating effect on real estate in impacted markets, both commercial and residential, in 2017. Hurricanes Harvey, Irma, Jose, and Maria have preliminary total cost estimates of up to $200 billion. More recently, wildfires in northern California have left significant damage to hotels, retirement communities and trailer parks. Projected costs and the impact on loans secured by properties in these regions and other regions subject to natural disasters remain uncertain. In addition, approximately $400 billion of ten-year debt originated during 2007 is set to mature during the course of 2017, and these maturities may contribute to periodic volatility in the commercial real estate market. Despite the highest quarterly issuance in three years during the third quarter 2017, overall CMBS issuance remains below pre-crisis levels due in part to uncertainty around the Dodd-Frank risk retention rules and capital requirements for banks. Given these trends, traditional capital sources may lack sufficient lending capacity to absorb the high refinancing demand, which may provide attractive lending opportunities for new market participants such as alternative investment platforms, REITs and insurance companies. Overall, economic and industry trends should support robust CRE investment activity, providing attractive investment opportunities for CRE capital providers with strong balance sheets and high underwriting standards.
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
We believe owners and operators of senior housing facilities and other healthcare properties may benefit from demographic and economic trends, specifically the aging of the U.S. population whereby Americans aged 65 years old and older are expected to increase from 47.8 million in 2015 to 79.2 million in 2035 (source: U.S. Census Bureau 2014 National Population Projections), and the increasing demand for care for seniors outside of their homes. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. Healthcare spending in the U.S. is projected to increase from $2.6 trillion in 2010 to $4.1 trillion in 2020 (source: CMS) and as healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare, and senior housing facilities, such as ALF, MCF, SNF and ILF, are generally more cost effective than higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings. The growth in total demand for healthcare, cost constraints, new regulations, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system.
Our SNF operators receive a majority of their revenues from governmental payors, primarily Medicare and Medicaid. Changes in reimbursement rates and limits on the scope of services reimbursed to SNFs could have a material impact on the operators’ liquidity and financial condition. SNF operators are currently facing various operational, reimbursement, legal and regulatory challenges due to, among other things, increased wages and labor costs, narrowing of referral networks, lower lengths of stay, staffing shortages and expenses associated with increased government investigations, enforcement proceedings and legal actions related to professional and general liability claims. With a dependence on government reimbursement as the primary source of their revenues, SNF operators are also subject to intensified efforts to impose pricing pressures and more stringent cost controls, through value-based payments, managed care and similar programs, which could result in lower daily reimbursement rates, decreased occupancies and declining operating margins.
Further rules and regulatory changes, if implemented, that are being proposed by the federal and even some state governments to improve quality of care and control healthcare spending may continue to affect reimbursement and increase operating costs to our operators and tenants as they will be required to participate in order to continue to access Medicare and Medicaid funding. For example, on April 27, 2017, the Centers for Medicare and Medicaid Services, or CMS, issued a proposed rule updating Medicare payments to SNFs by 1.0% under the prospective payment system (PPS) for federal fiscal year 2018, as compared to the 2.4% increase for the federal fiscal year 2017. We continue to monitor federal and state reimbursement programs and assess any impact that changes in the political environment may have on reimbursement levels or the timing of payments and the ability of our tenants/operators to meet their payment obligations.
Notwithstanding the growth in the industry and favorable demographics, economic uncertainty may have a negative impact, weakening the market’s fundamentals and ultimately reducing a tenant’s/operator’s ability to make rent payments in accordance with the contractual terms of the lease, as well as the possibility for reduced income for our operating investments. In addition, increased development and competitive pressures may have an impact on some of our assets. Although senior housing occupancy remains relatively stable, construction as a share of inventory remains high with annual inventory growth outpacing annual absorption and properties under construction and in lease-up representing 9.5% of the existing supply (source: NIC). To the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected as existing leases renew at lower rates and over longer periods of time and decreased cash flow in turn could impact the value of underlying properties and the borrowers’ ability to service their outstanding loans.
Despite the barriers and constraints to investing in the senior housing sector, demographic and other market dynamics continue to attract investors and capital to the sector. The supply and demand fundamentals that are driven by the increasing need for healthcare services by an aging population and the ongoing consolidation of the fragmented nature of senior housing real estate ownership have created investment opportunities for investors and thus merger and acquisition activity within the sector continues to be strong.
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
We began raising capital in 2013 and completed our Initial Offering on February 2, 2015 and our Follow-on Offering on January 19, 2016. We raised total gross proceeds of $1.9 billion including $188.6 million in DRP proceeds from inception through November 13, 2017. Since the successful completion of our Offering, we have only been raising new equity through our DRP.

The following table presents our investment activity for the nine months ended September 30, 2017 and from inception through September 30, 2017, adjusted for acquisitions through November 13, 2017 (dollars in thousands):

	Nine Months Ended September 30, 2017	From Inception through November 13, 2017
	Amount(1)	Amount(1)(2)
Investment Type:
Real estate equity	$368,097	$3,640,073
Real estate debt	—	220,887
Healthcare-related securities	—	57,514
Corporate investments	2	2
Total	$368,099	$3,918,476
_______________________________________

(1)	Includes initial purchase price, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation.

(2)	Includes our proportionate interest in real estate held through joint ventures from inception through September 30, 2017.
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
In October 2017, we obtained a revolving line of credit from an affiliate of Colony NorthStar, our sponsor, for up to $15.0 million at an interest rate of 3.5% plus LIBOR to provide additional short-term liquidity, or the Sponsor Line. The Sponsor Line has an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. As of November 13, 2017, we had drawn $15.0 million under the Sponsor Line. We are currently evaluating entering into a corporate credit facility with a third party lender, which we expect would ultimately replace our Sponsor Line if consummated.
Although we have a limitation on the maximum leverage for our portfolio, which approximates 75.0% of our assets (excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third-parties), other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, we do not have a targeted debt-to-equity ratio on an asset-by-asset basis, as we believe the appropriate leverage for the particular assets we finance depends on the specific credit characteristics of each asset. We use leverage for the sole purpose of financing our investments and diversifying our equity and we do not employ leverage to speculate on changes in interest rates. We also seek assignable financing when available. As of September 30, 2017, our leverage was 58.4%, as defined above.
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
Our Advisor has delegated certain asset management functions in connection with our portfolio to American Healthcare Investors, LLC, or AHI. As of September 30, 2017, AHI provides these asset management services in connection with our Griffin-American and Winterfell portfolios. In addition, Formation Capital, LLC, or Formation, provides similar asset management services to us in connection with the Eclipse, Espresso and Envoy joint ventures. Our Advisor, under the direction of its investment committee, supervises AHI and Formation and retains ultimate oversight and responsibility for the management of our portfolio.

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
We have been and are currently in the process of transitioning several of our portfolios to new operators or managers. In certain instances, we are transitioning portfolios as part of our overall business plan or as a result of a decision that a seller post acquisition does not want to continue managing the portfolio. For example, in November 2017, we completed the transition of operations of the Winterfell portfolio, which comprises 39.0% of our total revenue for the nine months ended September 30, 2017, from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice Senior Living, LLC, or Solstice. Solstice is a newly formed joint venture between affiliates of Integral Senior Living, or ISL, a leading management company of senior independent living, assisted living and memory care properties founded in 2000, which owns 80%, and the Company, which owns 20%. We have also recently transitioned operations of the newly acquired Rochester portfolio and Oak Cottage portfolio, and commenced the transition of operations of the Bonaventure portfolio, which was planned in connection with the acquisition.
In other instances, the transition is the result of the failure of an operator to meet their lease obligation, such as the Kansas City portfolio, for which we entered into a new management agreement with a third party manager, ISL, in June 2017, and the Peregrine portfolio, for which we entered into a new lease with an affiliate of Senior Lifestyle Corporation, or SLC, and transitioned two of the four properties to SLC in the third quarter of 2016, with the remaining two properties expected to be transitioned by the first quarter of 2018 following receipt of regulatory approval. Collectively, the Kansas City portfolio and the Peregrine portfolio account for 1.4% of our revenue for the nine months ended September 30, 2017.
We are also actively monitoring the performance of certain of our unconsolidated joint ventures, including Espresso and Eclipse, as the performance is below our expectations, due in part to the impact of ongoing changes in government reimbursement models and increasing enforcement activity in the skilled nursing industry. In a few cases, these issues have resulted in defaults under the borrowings of our unconsolidated joint ventures that are ongoing. For the Espresso portfolio, in particular, three of the portfolios are in the process of being transitioned to new tenants, which has resulted in certain non-monetary events of default under the borrowings of the unconsolidated joint venture, including our mezzanine loan. We are in active dialogue with the affected lenders to the Espresso joint venture. We are also actively monitoring the impact on our mezzanine loan and continue to assess the collectability of principal and interest.
As of September 30, 2017, the unconsolidated ventures in which we invest have recorded impairments and reserves, including a loan loss reserve for a direct financing lease receivable relating to our Espresso unconsolidated investment. Our proportionate ownership share of the loan loss reserve within our Espresso portfolio totaled $15.8 million and was recognized through equity in earnings (losses). During the third quarter of 2017, the Espresso sub-portfolio associated with the direct financing lease commenced an operator transition and determined that certain future cash flows of the direct financing lease are not believed to be collectible. The cash flows deemed not to be collectible primarily impact distributions on mandatorily redeemable units issued at the time of the original acquisition that allowed the seller to participate in certain future cash flows from the direct financing lease following the closing of the original acquisition. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the redemption value of the corresponding unconsolidated venture’s liability for the units issued to the seller has not been assessed in connection with the commencement of the operator transition, but will be assessed upon modification or termination of the lease, which is expected to occur at the completion of the operator transition.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2017 to September 30, 2016 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Property and other revenues
Resident fee income	$33,233	$26,436	$6,797	25.7%
Rental income	40,507	38,143	2,364	6.2%
Other revenue	661	594	67	11.3%
Total property and other revenues	74,401	65,173	9,228	14.2%
Net interest income
Interest income on debt investments	1,940	5,072	(3,132)	(61.8)%
Interest income on mortgage loans held in a securitized trust	6,536	—	6,536	100.0%
Interest expense on mortgage obligations issued by a securitization trust	(4,919)	—	(4,919)	100.0%
Net interest income	3,557	5,072	(1,515)	(29.9)%

Expenses
Property operating expenses	42,981	35,489	7,492	21.1%
Interest expense	15,687	13,424	2,263	16.9%
Other expenses related to securitization trust	981	—	981	100.0%
Transaction costs	3,814	31	3,783	12,203.2%
Asset management and other fees-related party	13,299	8,579	4,720	55.0%
General and administrative expenses	3,041	3,980	(939)	(23.6)%
Depreciation and amortization	24,454	10,678	13,776	129.0%
Total expenses	104,257	72,181	32,076	44.4%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	384	—	384	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(25,915)	(1,936)	(23,979)	1,238.6%
Equity in earnings (losses) of unconsolidated ventures	(18,557)	(15,604)	(2,953)	18.9%
Income tax benefit (expense)	(15)	36	(51)	(141.7)%
Net income (loss)	$(44,487)	$(17,504)	$(26,983)	154.2%
Revenues
Resident Fee Income
Resident fee income increased $6.8 million primarily as a result of the Oak Cottage and Bonaventure portfolio acquisitions, which closed during the first quarter of 2017, as well as the conversion of the Kansas City portfolio from net lease to an operating facility during the second quarter of 2017. Additionally, the completion of expansion projects in the Watermark Aqua portfolio during the fourth quarter of 2016 contributed to the increase.

Rental Income
Rental income increased $2.4 million primarily as a result of the Rochester portfolio acquisition, which closed during the third quarter of 2017, partially offset by lower occupancy in the Winterfell portfolio as well as the conversion of the Kansas City portfolio from net lease to an operating facility during the second quarter of 2017.
Other Revenue
Other revenue increased $0.1 million primarily as a result of additional revenue recognized from non-recurring services and fees at our operating facilities as well as interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $1.5 million primarily as a result of the repayment of three debt investments in the fourth quarter of 2016, partially offset by income earned from our investment in the Class B certificates of a securitization trust.
Expenses
Property Operating Expenses
Property operating expenses increased $7.5 million, primarily as a result of real estate portfolios acquired during 2017, as well as the conversion of the Kansas City portfolio from net lease to RIDEA during the second quarter of 2017. Additionally, the completion of expansion projects in the Watermark Aqua portfolio during the fourth quarter of 2016 contributed to the increase.
Interest Expense
Interest expense increased $2.3 million, primarily as a result of mortgage and seller financing obtained for real estate portfolios acquired during 2017 and the amortization of below market debt resulting from the finalization of the purchase price allocation of the Winterfell portfolio in the first quarter 2017.
Other Expenses Related to Securitization Trust
Other expenses related to securitization trust increased $1.0 million as a result of acquiring the Class B certificates of a securitization trust in the fourth quarter of 2016. Securitization trust expenses are primarily comprised of fees paid to Freddie Mac, the original issuer, as guarantor of the interest and principal payments related to the investment grade securitization bonds.
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the three months ended September 30, 2017 are primarily a result of the Rochester portfolio acquisition, which closed during the third quarter of 2017 and operator transitions. There were no similar transaction costs for the three months ended September 30, 2016.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party increased $4.7 million primarily as a result of the acquisition fee expense related to the Rochester portfolio acquisition, which closed during the third quarter of 2017.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business. General and administrative expenses decreased $0.9 million, primarily as a result of lower overhead costs incurred for the three months ended September 30, 2017.
Depreciation and Amortization
Depreciation and amortization expense increased $13.8 million, primarily as a result of the finalization of the purchase price allocation of the Winterfell portfolio in the first quarter of 2017 as well as the three real estate portfolios acquired during 2017.
Other Income (Loss)
Unrealized Gain (loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
Unrealized gain of $0.4 million on senior housing mortgage loans and debt held in a securitization trust represents the change in the fair value of the consolidated assets and liabilities of our investment in a securitization trust.

Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures increased by $3.0 million primarily as a result of a $15.8 million loan loss reserve recorded by the Espresso joint venture as the result of the impairment of real estate accounted for as a direct financing lease. The increase was partially offset by overall lower depreciation and amortization expense recorded by the unconsolidated ventures as acquisition-related intangible assets continue to become fully amortized. The decrease of depreciation and amortization totaled $14.5 million.

Comparison of the Nine Months Ended September 30, 2017 to September 30, 2016 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Property and other revenues
Resident fee income	$93,060	$76,721	$16,339	21.3%
Rental income	114,189	94,165	20,024	21.3%
Other revenue	2,191	1,063	1,128	106.1%
Total property and other revenues	209,440	171,949	37,491	21.8%
Net interest income
Interest income on debt investments	5,755	15,112	(9,357)	(61.9)%
Interest income on mortgage loans held in a securitized trust	19,503	—	19,503	100.0%
Interest expense on mortgage obligations issued by a securitization trust	(14,662)	—	(14,662)	100.0%
Net interest income	10,596	15,112	(4,516)	(29.9)%

Expenses
Property operating expenses	118,526	93,868	24,658	26.3%
Interest expense	44,479	34,951	9,528	27.3%
Other expenses related to securitization trust	2,947	—	2,947	100.0%
Transaction costs	6,778	1,563	5,215	333.7%
Asset management and other fees-related party	32,716	36,659	(3,943)	(10.8)%
General and administrative expenses	8,392	20,538	(12,146)	(59.1)%
Depreciation and amortization	69,223	35,930	33,293	92.7%
Total expenses	283,061	223,509	59,552	26.6%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	1,108	—	1,108	100.0%
Realized gain (loss) on investments and other	118	411	(293)	(71.3)%
Gain (loss) on consolidation of unconsolidated venture (refer to Note 3)	—	6,408	(6,408)	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(61,799)	(29,629)	(32,170)	108.6%
Equity in earnings (losses) of unconsolidated ventures	(31,234)	(47,073)	15,839	(33.6)%
Income tax benefit (expense)	(56)	(7,088)	7,032	(99.2)%
Net income (loss)	$(93,089)	$(83,790)	$(9,299)	11.1%
Revenues
Resident Fee Income
Resident fee income increased $16.3 million primarily as a result of the Oak Cottage and Bonaventure portfolio acquisitions, which closed during the first quarter of 2017, as well as the conversion of the Kansas City portfolio from net lease to RIDEA during the second quarter of 2017. Additionally, the completion of expansion projects during the fourth quarter of 2016 as well as overall occupancy and billing rate improvements at the Watermark Aqua and Fountains portfolios contributed to the increase.

Rental Income
Rental income increased $20.0 million primarily as a result of the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016, which is now 100.0% owned and consolidated in our statements of operations, as well as the Rochester portfolio acquisition, which closed during the third quarter of 2017.
Other Revenue
Other revenue increased $1.1 million primarily as a result of additional revenue recognized from non-recurring services and fees at our operating facilities as well as interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $4.5 million primarily as a result of the repayment of three debt investments in the fourth quarter of 2016, partially offset by income earned from our investment in the Class B certificates of a securitization trust.
Expenses
Property Operating Expenses
Property operating expenses increased $24.7 million, primarily as a result the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016, which is now 100.0% owned and consolidated in our statements of operations, as well as the real estate portfolios acquired during 2017 and the conversion of the Kansas City portfolio from net lease to RIDEA during the second quarter of 2017. Additionally, the completion of expansion projects during the fourth quarter of 2016 contributed to the increase.
Interest Expense
Interest expense increased $9.5 million, primarily as a result of the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016, which is now 100.0% owned and consolidated in our statements of operations, as well as mortgage and seller financing obtained for real estate portfolios acquired during 2017.
Other Expenses Related to Securitization Trust
Other expenses related to securitization trust increased $2.9 million as a result of acquiring the Class B certificates of a securitization trust in the fourth quarter of 2016. Securitization trust expenses are primarily comprised of fees paid to Freddie Mac, the original issuer, as guarantor of the interest and principal payments related to the investment grade securitization bonds.
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the nine months ended September 30, 2017 are primarily a result of real estate portfolios acquired during 2017 and operator transitions. Transaction costs for the nine months ended September 30, 2016 are a result of costs associated with the acquisition of the remaining 60.0% interest in the Winterfell portfolio in March 2016.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $3.9 million, primarily as a result of a decrease in acquisition fees related to a lower level of investment activity during 2017, partially offset by higher asset management fees from increased invested assets subsequent to the third quarter of 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business. General and administrative expenses decreased $12.1 million, primarily as a result of lower overhead costs incurred for the three months ended September 30, 2017, as well as the full payment of previously unallocated operating costs paid by our Advisor on our behalf during 2016.
Depreciation and Amortization
Depreciation and amortization expense increased $33.3 million, primarily as a result of the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016 and finalization of the purchase price allocation in the first quarter of 2017 as well as real estate portfolios acquired during 2017.
Other Income (Loss)

Unrealized Gain (loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
Unrealized gain of $1.1 million on senior housing mortgage loans and debt held in a securitization trust represents the change in the fair value of the consolidated assets and liabilities of our investment in a securitization trust.
Realized Gain (Loss) on Investments and Other
Realized gain on investments and other of approximately $118,000 for the nine months ended September 30, 2017 resulted from the sale of three remainder interests in the Watermark Fountains portfolio.
Gain (loss) on Consolidation of Unconsolidated Venture
The gain on consolidation of unconsolidated venture of $6.4 million during the nine months ended September 30, 2016 was attributable to an adjustment to the carrying value of our initial 40.0% equity investment in the Winterfell portfolio as a result of the acquisition of the remaining 60.0% equity interest in the portfolio in March 2016.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures improved by $15.8 million primarily as a result of overall lower depreciation and amortization expense recorded by the unconsolidated ventures as acquisition-related intangible assets continue to become fully amortized. The improvement was partially offset by no longer recognizing equity in earnings from the Winterfell portfolio as a result of the acquisition of the remaining equity interest and consolidation of the portfolio in March 2016 as well as a loan loss reserve recorded by the Espresso joint venture as the result of the impairment of real estate accounted for as a direct financing lease.
Income Tax Benefit (Expense)
The income tax expense for the nine months ended September 30, 2017 and 2016 was $0.1 million and $7.1 million, respectively, related to our RIDEA properties, which operate through a TRS structure. In the first quarter of 2016, we recorded a full valuation allowance of $7.0 million on our deferred tax asset as we believed that it was unlikely to be realized.
Liquidity and Capital Resources
Our current principal liquidity needs are to fund: (i) acquisitions, investments and commitments, including development and redevelopment activities; (ii) operating expenses; (iii) principal and interest payments on our borrowings; (iv) capital expenditures; and (v) distributions to our stockholders and repurchases of our shares.
Our current primary sources of liquidity include the following: (i) cash on hand; (ii) cash flow generated by our investments, both from our operating activities and distributions from our unconsolidated joint ventures; (iii) secured or unsecured financings from banks and other lenders, including investment-level financing and/or a corporate credit facility; and (iv) proceeds from full or partial realization of investments.
We currently believe that our capital resources are sufficient to meet our short-term capital requirements. If the performance of our investments falls below our expectations or we are unable to execute our financing strategy, we may be unable to pay distributions to our stockholders and repurchase shares consistent with historical practice or may be required to sell assets. For additional information regarding our liquidity needs and sources of liquidity, see below. As of November 13, 2017, we had $26.0 million of unrestricted cash.
Liquidity Needs
Commitments
Our commitments generally include principal and interest payments on our borrowings. Refer to Note 7, “Borrowings” for further information.
In addition, we use or have used our capital resources to make certain payments to our Advisor (or its predecessor and NorthStar Securities, LLC), or our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Advisor, Prior Advisor or their affiliates, as applicable, for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering costs through the completion of our Offering were 10.4% of total proceeds raised from our Offering, below the 15.0% maximum allowed. We expect to continue to make payments to our Advisor, or its affiliates, pursuant to our advisory agreement, as applicable, in connection with the selection and acquisition or origination of investments, the management of our assets and costs incurred by our Advisor in providing services to us. We renewed our advisory agreement with our Advisor on June 30, 2017 for an additional one-year term on terms identical to those previously in effect. Refer to “Related Party Arrangements” for further information regarding our advisory fees.
Distributions
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to stockholders. In addition, we generally pay distributions on a monthly basis based on daily record dates. Refer to “Distributions Declared and Paid” for further information.
Repurchases
We have adopted a Share Repurchase Program effective August 7, 2012, as amended on April 7, 2016, which enables stockholders to sell their shares to us in limited circumstances. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Purchases of Equity Securities by the Issuer and Affiliated Purchasers” for further information.
Sources of Liquidity
Cash From Operations
Our investments generate cash, either from operations or as a return of our invested capital. We primarily generate revenue from net operating income of real estate properties, as well as interest income from our debt and securities investments and distributions from our investments in unconsolidated ventures. This income is partially offset by interest expense associated with our borrowings.
The failure of any of our investments to perform consistent with our expectations may have a material adverse impact on our liquidity needs. In addition, we have significant joint ventures, with unconsolidated joint ventures and consolidated joint ventures representing 37.1% and 20.2%, respectively, of our total real estate equity investments as of September 30, 2017, and we may not be able to control the timing of distributions from these investments, if any.
Borrowings
We have various forms of asset-level financing. Refer to Note 7, “Borrowings” of Part I, Item 1. “Financial Statements” for further information. We also intend to seek additional asset-level financing in the near term, though there is no assurance that we will be able to obtain such financing on desirable terms or at all.
In addition, in October 2017, we obtained the Sponsor Line for up to $15.0 million at an interest rate of 3.5% plus LIBOR to provide additional short-term liquidity. The Sponsor Line has an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. As of November 13, 2017, we had drawn $15.0 million under the Sponsor Line. We are currently evaluating entering into a corporate credit facility with a third party lender, which we expect would ultimately replace our Sponsor Line if consummated.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non- cash reserves and depreciation and as of September 30, 2017, our leverage was 58.4%.
Offering
From inception through November 13, 2017, we have raised total gross proceeds of $1.9 billion, including $188.6 million in DRP proceeds. We are no longer raising capital from our Offering and we have invested substantially all of the net proceeds from our Offering. Since the successful completion of our Offering, we have only been raising new equity capital through our DRP, and as such, do not expect significant new investment activity.
Realization of Investments
Certain of our investments may be repaid or sold, which we expect could generate additional sources of liquidity. However, we cannot guarantee our ability to execute on such transactions on favorable terms or at all. Further, such transactions may result in a reduction of our net income and limit our ability to make distributions to stockholders.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2017	2016	2017 vs. 2016 Change
Operating activities	$11,708	$(1,481)	$13,189
Investing activities	(305,331)	(167,274)	(138,057)
Financing activities	97,916	(43,945)	141,861
Net increase (decrease) in cash and cash equivalents	$(195,707)	$(212,700)	$16,993
Nine Months Ended September 30, 2017 Compared to September 30, 2016
Operating Activities
Net cash provided by operating activities was $11.7 million for the nine months ended September 30, 2017 compared to net cash used in operating activities of $1.5 million for the nine months ended September 30, 2016. The change of $13.2 million in net cash provided by operating activities was primarily related to earnings from new investments, as well as a decrease in acquisitions fees and other general and administrative expenses paid to our Advisor.
Investing Activities
Our cash flows from investing activities are generally used to fund investment acquisitions, net of any repayment activity. Net cash used in investing activities increased by $138.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Cash flows used in investing activities for the nine months ended September 30, 2017 primarily relate to the acquisition of three operating real estate investments and additional capital improvements to existing investments. Cash flow used in investing activities for the nine months ended September 30, 2016 primarily relate to the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016 and additional capital contributions to joint venture investments.
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock and changes in our mortgage notes payable. Cash flow provided by financing activities was $97.9 million for the nine months ended September 30, 2017 compared to cash flow used in financing activities of $43.9 million. The change of $141.9 million primarily relates to an increase in net proceeds from mortgage notes payable, partially offset by an increase in shares redeemed for cash and distributions paid on common stock.
Off-Balance Sheet Arrangements
As of September 30, 2017, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Related Party Arrangements
Advisor
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on our behalf. Our Advisor may delegate certain of its obligations to affiliated entities, which may be organized under the laws of the United States or foreign jurisdictions. References to our Advisor include our Advisor and any such affiliated entities. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursements from us. Pursuant to our advisory agreement, our advisor may defer or waive fees in its discretion. Below is a description and table of the fees and reimbursements incurred to our Advisor.
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to our Advisor and our Dealer Manager for the nine months ended September 30, 2017 and the amount due to related party as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Nine Months Ended September 30, 2017		Due to Related Party as of September 30, 2017
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$12	$25,386	$(22,414)	$2,984
Acquisition(1)	Investments in unconsolidated ventures/Asset management and other fees-related party	66	7,872	(7,841)	97
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	141	6,592	(4,408)	2,325
Total		$219	$39,850	$(34,663)	$5,406
_______________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees-related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. From inception through September 30, 2017, our Advisor waived $0.3 million of acquisition fees related to healthcare-related securities. We did not incur any disposition fees during the nine months ended September 30, 2017, nor were any such fees outstanding as of December 31, 2016.

(2)	As of September 30, 2017, our Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to us.
Investments in Joint Ventures
The below table indicates our investments for which our Sponsor is also an equity partner in the joint venture. Each investment was approved by our board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership	Purchase Price(1)	Carrying Value as of September 30, 2017
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%	$59,097	$13,761
Griffin-American	Colony NorthStar	Dec-2014	14.3%	463,436	134,356
_______________________________________

(1)
Purchase price represents our proportionate share of the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty, now a subsidiary of Colony NorthStar, and us, our Sponsor acquired a 43.0%, as adjusted, ownership interest in AHI and Mr. James F. Flaherty III, a partner of our Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Realty. In connection with our Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to our Advisor, NorthStar Realty and us. AHI currently provides such services to us with respect to our interest in the Griffin-American portfolio and Winterfell portfolio.
In December 2015, we, through a joint venture with Griffin-American Healthcare REIT III, Inc., or GAHR3, a REIT sponsored and advised by AHI, acquired a 29.0% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for our interest. The purchase was approved by our board of directors, including all of our independent directors. In June 2016, in accordance with the joint venture agreement, we funded an additional capital contribution of $18.8 million. Additionally, in January 2017 and September 2017, we funded capital contributions of $5.3 million and $3.0 million, respectively, for a total contribution of $228.8 million. The additional fundings related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
Origination of Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, or the Espresso joint venture, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.
Recent Developments
Distribution Reinvestment Plan
For the period from October 1, 2017 through November 13, 2017, we issued 1.2 million shares pursuant to the DRP, representing gross proceeds of $11.1 million.
Share Repurchases
From October 1, 2017 through November 13, 2017, we repurchased 2.0 million shares for a total of $18.7 million or a weighted average price of $9.20 per share under our Share Repurchase Program that enables stockholders to sell their shares to us in certain circumstances, including death or a qualifying disability. We fund repurchase requests received during a quarter with cash on hand, borrowings or other available capital. Repurchase requests are not expected to exceed proceeds received from our DRP.
Rochester Acquisition
In November 2017, we completed the second phase of the Rochester portfolio acquisition, acquiring a 45 unit ILF for $12.4 million. The acquisition was 100.0% seller financed at a fixed interest rate of 6.0%. No additional equity was contributed, other than closing costs.
Colony NorthStar Line of Credit
In addition, in October 2017, we obtained the Sponsor Line for up to $15.0 million at an interest rate of 3.5% plus LIBOR to provide additional short-term liquidity. The Sponsor Line has an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. As of November 13, 2017, we had drawn $15.0 million under the Sponsor Line. We are currently evaluating entering into a corporate credit facility with a third party lender, which we expect would ultimately replace our Sponsor Line if consummated.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(44,390)	$(17,568)	$(93,062)	$(83,735)
Adjustments:
Depreciation and amortization	24,454	10,678	69,223	35,930
Depreciation and amortization related to unconsolidated ventures	9,527	23,657	30,713	68,131
Depreciation and amortization related to non-controlling interests	(147)	(85)	(334)	(477)
(Gain) loss on consolidation of unconsolidated venture	—	—	—	(6,408)
Realized (gain) loss from sales of property related to unconsolidated ventures	(734)	—	(1,281)	—
Impairment losses of depreciable real estate held by unconsolidated ventures	798	—	4,328	—
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(10,492)	$16,682	$9,587	$13,441
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(10,492)	$16,682	$9,587	$13,441
Adjustments:
Acquisition fees and transaction costs	8,380	102	14,107	13,881
Straight-line rental (income) loss	(324)	(852)	(1,287)	(1,538)
Amortization of premiums, discounts and fees on investments and borrowings	1,088	687	3,114	1,601
Amortization of discounts on healthcare-related securities	389	—	1,122	—
Deferred tax (benefit) expense	—	—	—	7,026
Adjustments related to unconsolidated ventures(1)	21,056	3,058	28,798	12,221
Adjustments related to non-controlling interests	(119)	(16)	(132)	(21)
Realized (gain) loss on investments and other	—	—	(118)	(411)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust	(384)	—	(1,108)	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$19,594	$19,661	$54,083	$46,200
_______________________________________

(1)
Primarily represents our proportionate share of loan loss reserves, transaction costs and amortization of above/below market debt adjustments and deferred financing costs incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. Based on our estimated net asset value per share of $9.10 as of June 30, 2016, our annualized distribution amount represents an effective current yield of 7.4%. From the date of our first investment on April 5, 2013 through September 30, 2017, we have paid an annualized distribution amount of $0.675 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
During the third quarter of 2017, our board of directors approved a daily cash distribution of $0.00184932 per share of common stock for each of the three months ended December 31, 2017.

The following table presents distributions declared for the nine months ended September 30, 2017 and year ended December 31, 2016 (dollars in thousands):

	Nine Months Ended September 30, 2017		Year Ended December 31, 2016
Distributions(1)
Cash	$43,684		$55,223
DRP	50,346		67,919
Total	$94,030		$123,142

Sources of Distributions(1)
FFO(2)	$9,587	10%	$20,402	17%
Offering proceeds - Other	84,443	90%	102,740	83%
Total	$94,030	100%	$123,142	100%

Cash Flow Provided by (Used in) Operations	$11,708		$3,972
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through September 30, 2017, we declared $333.4 million in distributions. Cumulative FFO for the period from April 5, 2013 through September 30, 2017 was $7.4 million.

Distributions in excess of our cash flow provided by operations were paid using Offering proceeds, including from the purchase of additional shares by Colony NorthStar, or other available capital sources. Future distributions declared and paid may exceed cash flow provided by operations. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted. We expect that our distributions will eventually be paid from cash flow provided by operations. However, our ability to pay distributions using cash flow provided by operations depends upon our operating performance, including the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments and accounting of our investments in accordance with U.S. GAAP. We will continue to assess our distribution policy in light of our operating performance and capital needs.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments, as well as changes in net interest income of our real estate debt investments. As of September 30, 2017, 13.0% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. Of the floating rate liabilities, 100.0% related to our directly owned operating real estate equity investment mortgage notes payable.
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
Our debt and securities investments bear interest at either a floating or fixed-rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments and expenses from our borrowings. As of September 30, 2017, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.8 million annually. We did not have any floating rate real estate debt investments as of September 30, 2017.

A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of September 30, 2017, we had one fixed-rate debt investment with a carrying value of $74.6 million.
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
Credit Risk
We are subject to the credit risk of the operators or managers of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator or manager’s business as well as an assessment of the strategic importance of the underlying real estate to the operator or manager’s core business operations. Where appropriate, we may seek to augment the operator or manager’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases, management agreements or joint venture arrangements. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. The extent of pending or future healthcare regulation may have a material impact on the valuation and financial performance of this portion of our portfolio. For the nine months ended September 30, 2017, gross revenues from two of our operators, Watermark Retirement Communities and Holiday Retirement, represented 45.8% and 39.0%, respectively, of our total revenues attributable to direct investments. We recently completed the transition of all Holiday Retirement operations to Solstice, at which point Solstice, together with its affiliates, is expected to represent approximately 40.6% of our total revenues attributable to direct investments. No other operator generated more than 10.0% of gross revenues during the nine months ended September 30, 2017.
Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the nine months ended September 30, 2017, one debt investment and the consolidated securitization trust contributed 100.0% of interest income. As of September 30, 2017, one borrower, a subsidiary of the Espresso joint venture, represented 100.0% of the aggregate principal amount of our debt investments. Currently, two of the portfolios within the Espresso joint venture are in the process of being transitioned to new operators, which has resulted in certain non-monetary events of default under the borrowings of the Espresso joint venture, including our mezzanine loan. We are in active dialogue with the other lenders to the Espresso joint venture and continue to monitor the situation.

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
Item 1A.    Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 30, 2017, except as noted below. In addition, see also the discussion set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. Until the proceeds from our Offering are fully invested and otherwise during the course of our existence, we may not generate sufficient cash flow from operations to fund distributions. For the nine months ended September 30, 2017, we declared distributions of $94.0 million compared to cash provided by operating activities of $11.7 million. For the declared distributions during the nine months ended September 30, 2017, $84.4 million, or 89.8%, of the distributions declared were paid using proceeds from our Offering. For the year ended December 31, 2016, we declared distributions of $123.1 million compared to cash provided by operating activities of $4.0 million. For the declared distributions during the year ended December 31, 2016, $102.7 million, or 83.4% of the distributions declared were paid using proceeds from our Offering. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
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
As of September 30, 2017, we issued the following shares of common stock and raised the following gross proceeds (dollars and shares in thousands):

	Shares(1)	Proceeds(1)
Primary Offering	173,438	$1,742,290
DRP	19,263	177,445
Total	192,701	$1,919,735
_______________________________________

(1)	Excludes shares repurchased.
For the period from the commencement of our Follow-on Offering through September 30, 2017, we issued 69.1 million shares of common stock generating total gross proceeds of $700.0 million pursuant to our Follow-on Offering, including 4.2 million shares of common stock and $40.5 million of gross proceeds pursuant to our Follow-on DRP.
From the commencement of our Offering through September 30, 2017, we incurred $117.5 million in selling commissions, $52.1 million in dealer manager fees and $11.5 million in other offering costs in connection with the issuance and distribution of our registered securities and $138.8 million of these costs have been reallowed to third parties.

From the commencement of our Offering through September 30, 2017, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.6 billion. From the commencement of our Offering through September 30, 2017, including recycled capital, we used proceeds of $1.4 billion to purchase real estate equity investments, $219.4 million to acquire and originate real estate debt investments, $30.5 million to purchase a healthcare-related securities investment and $82.8 million to pay our Advisor acquisition fees.
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
We fund repurchase requests received during a quarter with cash on hand, borrowings or other available capital. Repurchase requests are not expected to exceed proceeds received from our DRP. However, to the extent that the aggregate DRP proceeds are less than the amount of repurchase requests, our board of directors may, in its sole discretion, choose to use other sources of funds. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of our board of directors) will only take effect upon ten days’ prior written notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or if our shares are listed on a national exchange or included for quotation in a national securities market.
For the nine months ended September 30, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	$—	—
February 1 to February 28	936,455	9.19	936,455	(1)
March 1 to March 31	—	—	—
April 1 to April 30	—	—	—
May 1 to May 31	1,152,784	9.23	1,152,784	(1)
June 1 to June 30	—	—	—
July 1 to July 31	—	—	—
August 1 to August 31	1,610,632	9.23	1,610,632	(1)
September 1 to September 30	—	—	—
Total	3,699,871	$9.22	3,699,871
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

As of September 30, 2017, we had no unfulfilled repurchase requests.
Unregistered Sales of Equity Securities
During the three months ended September 30, 2017, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.

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

4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016 and incorporated herein by reference)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 (unaudited) and the year ended December 31, 2016; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017, and 2016; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	November 14, 2017	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer and President

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer