Form 10-K
period 2017-12-31
NorthStar Healthcare Income, Inc.
filed 2018-04-02
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number: 000-55190
NORTHSTAR HEALTHCARE INCOME, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-3663988
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
590 Madison Avenue, 34th Floor, New York, NY 10022
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 187,229,084 shares outstanding as of March 29, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement related to the registrant’s 2018 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

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

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	our dependence on the resources and personnel of our advisor, our sponsor and their affiliates, including our advisor’s ability to manage our portfolio on our behalf;

•	the performance of our advisor, our sponsor and their affiliates;

•	the impact of our sponsor’s merger with NorthStar Realty Finance Corp. and Colony Capital, Inc.;

•	our advisor’s and its affiliates’ ability to attract and retain qualified personnel to support our operations and potential changes to key personnel providing management services to us;

•
our reliance on our advisor and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial fees to our advisor, and various potential conflicts of interest in our relationship with our sponsor;

•	changes in our business or investment strategy;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	changes in the value of our portfolio;

•	the impact of fluctuations in interest rates;

•	our ability to realize current and expected returns over the life of our investments;

•	any failure in our advisor’s and its affiliates’ due diligence to identify relevant facts during our underwriting process or otherwise;

•	illiquidity of properties or debt investments in our portfolio;

•	environmental compliance costs and liabilities;

•	the effectiveness of our risk and portfolio management systems;

•	the potential failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

•	the extent and timing of future healthcare reform and regulation, including changes in reimbursement policies, procedures and rates;

•	legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs;

•	our ability to maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	the loss of our exemption from registration under the Investment Company Act of 1940, as amended;

•	general volatility in capital markets;

•	the adequacy of our cash reserves and working capital; and

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
Overview
We were formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities and continuing care retirement communities. We also invest in other healthcare property types, including medical office buildings, hospitals, rehabilitation facilities and ancillary healthcare services businesses. Our investments are predominantly in the United States, but we also selectively make international investments.
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
We completed our initial public offering, or our Initial Offering, on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in our initial primary offering, or our Initial Primary Offering, and 2.0 million shares issued pursuant to our distribution reinvestment plan, or our DRP. In addition, we completed our follow-on offering, or our Follow-On Offering, on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in our follow-on primary offering, or our Follow-on Primary Offering, and 4.2 million shares issued pursuant to our DRP. We refer to our Initial Primary Offering and our Follow-on Primary Offering collectively as our Primary Offering and our Initial Offering and Follow-On Offering collectively as our Offering. In December 2015, we registered an additional 30.0 million shares to be offered pursuant to our DRP and continue to offer such shares. From inception through March 29, 2018, we raised total gross proceeds of $1.9 billion, including $204.9 million in DRP proceeds.
We are externally managed and have no employees. We are sponsored by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar or our Sponsor, which was formed as a result of the mergers of NorthStar Asset Management Group Inc., or NSAM, our prior sponsor, with Colony Capital, Inc., or Colony, NorthStar Realty Finance Corp., or NorthStar Realty, in January 2017. Following the mergers, our Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform. Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of December 31, 2017, our Sponsor had $43 billion of assets under management, including Colony NorthStar’s balance sheet investments and third-party managed investments. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of Colony NorthStar and manages our day-to-day operations pursuant to an advisory agreement.
Our Strategy
Our primary objective is to invest and manage our portfolio to maximize shareholder value by generating attractive risk-adjusted returns, while maintaining stable cash flow for distributions. The key elements of our strategy include:

•
Maintain a Diversified Portfolio. We believe that mid-acuity senior housing facilities provide an opportunity to generate risk-adjusted returns and benefit from positive future demographic trends. In addition, we believe that maintaining a balanced portfolio of assets diversified by investment type, geographic location, asset type, revenue source and operating model may mitigate the risk that any single factor or event could materially harm our business. Portfolio diversification also enhances the reliability of our cash flows by reducing our exposure to single-state regulatory or reimbursement changes, regional climate events and local economic downturns.

•
Pursue Strategic Capital Expenditures and Development Opportunities. We will continue to invest capital into our operating portfolio in order to maintain market position as well as functional and operating standards. In addition, we will continue to execute on and identify strategic development opportunities for our existing investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide an optimal mix of services and enhance the overall value of our assets.

•
Execute on Our Operator Transition Plan and Stabilize Our Portfolio. We have been and are currently in the process of transitioning several of our portfolios to new operators or managers, both as a result of execution of our business plan in connection with recent acquisitions and to reposition properties as a result of performance issues by certain operators or managers. Refer to “—Operators and Managers” below.

•
Assess Opportunities for Asset Repositioning. As the healthcare industry evolves, we will continue to assess the need for strategic asset repositioning, including evaluating assets, operators and markets to position our portfolio for optimal performance. Our strategy includes potentially selling and transitioning assets that do not meet our operator, real estate or market criteria or overall portfolio management strategy.

•
Consider Selective Dispositions. We will consider selective dispositions of assets in connection with strategic repositioning of assets or otherwise where we believe the disposition will achieve a desired return or opportunities exist to enhance overall returns.

•
Financing Strategy. We use asset-level financing as part of our investment strategy to leverage our investments while managing refinancing and interest rate risk. We typically finance our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing. In addition, we have a revolving line of credit to provide additional short-term liquidity as needed. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Our Investments
Our primary investment types are as follows:

•
Real Estate Equity - Our equity investments, which may be owned directly or through joint ventures, include independent living facilities, or ILF, assisted living facilities, or ALF, memory care facilities, or MCF, continuing care retirement communities, or CCRC, which we collectively refer to as senior housing facilities, skilled nursing facilities, or SNF, medical office buildings, or MOB, and hospitals. Our healthcare properties are typically operated under net leases or pursuant to management agreements with healthcare operators. As of December 31, 2017, 96.3% of our investments were invested in healthcare real estate equity, either directly or through joint ventures.

•
Real Estate Debt - Our debt investments may include mortgage loans or mezzanine loans to owners of healthcare real estate. As of December 31, 2017, we had one mezzanine loan, which represented 2.1%, of our investments.

•
Healthcare-Related Securities - Our securities investments may include commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties. As of December 31, 2017, we had one investment in a Freddie Mac securitization trust, which represented 1.6% of our investments. We disposed of the investment in March 2018. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Recent Developments” for additional information.

The following table presents our investments as of December 31, 2017 (dollars in thousands):

Investment Type:	Count(1)	Amount(2)(3)	% of Total	Capacity		Primary Locations

Real estate equity(4)
MOB	108	$187,486	5.2%	3.8 million	square feet	IL, GA, OH, TX, IN
Net lease
Senior housing facilities(5)	85	576,571	15.9%	6,182	units	NY, CA, FL, UK, WA
SNF	236	451,082	12.4%	25,475	beds	PA, MI, KY, IN, WI
Hospitals	14	40,772	1.1%	872	beds	CA, TX, MO, UT, GA
Operating
Senior housing facilities(5)	142	1,866,672	51.4%	13,981	units	CA, WA, TX, NY, IL
SNF	69	369,015	10.2%	7,630	beds	IN, OH, MI, KY, MA
Ancillary(6)	NA	2,435	0.1%	N/A		OH
Total real estate equity	654	3,494,033	96.3%

Real estate debt
Mezzanine loan	1	75,000	2.1%
Total real estate debt	1	75,000	2.1%

Healthcare-related securities
Freddie Mac securitization(7)	1	57,514	1.6%
Total healthcare-related securities	1	57,514	1.6%

Corporate investments
Operator platform(8)	1	2	—%
Total corporate investments	1	2	—%

Total investments	657	$3,626,549	100.0%
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

(7)
Represents the par value of Class B certificates in a Freddie Mac securitization purchased in October 2016. Refer to Note 6, “Healthcare-Related Securities” of Part II, Item 8. “Financial Statements and Supplementary Data” for further discussion.

(8)
Represents investment in Solstice Senior Living, LLC, or Solstice. In November 2017, we completed the transition of operations of the Winterfell portfolio, from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%.

For financial information regarding our reportable segments, refer to Note 14, “Segment Reporting” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Real Estate Equity Overview
As of December 31, 2017, $3.5 billion, or 96.3%, of our investments were invested in healthcare real estate equity, either directly or through joint ventures. Our healthcare properties are typically operated under net leases or pursuant to management agreements with healthcare operators. For our net leased properties, we enter into net leases that generally provide for fixed rental payments, subject to periodic increases based on certain percentages or the consumer price index, and obligate the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. For our operating properties, we enter in management agreements that generally provide for the payment of a fee to a manager, typically 4-5% of gross revenues with the potential for certain incentive compensation, and have direct exposure to the revenues and operating expenses of a property. As a result, our operating properties allow us to participate in the risks and rewards of the operations of healthcare facilities, while our net leased properties are for fixed contractual rents.
Our equity investments, including both net lease and operating investments, primarily consisted of the following types of healthcare facilities as of December 31, 2017:

•
Senior Housing. We define senior housing to include ILFs, ALFs, MCFs and CCRCs, as described in further detail below. Revenues generated by senior housing facilities typically come from private pay sources, including private insurance, and to a much lesser extent government reimbursement programs, such as Medicare and Medicaid.

◦
Assisted living facilities. ALFs provide services that include minimal assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services bundled within one regular monthly fee usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living, such as eating, dressing and bathing. Professional nursing and healthcare services are usually available at the facility on call or at regularly scheduled times. ALFs typically are comprised of one and two bedroom suites equipped with private bathrooms and efficiency kitchens.

◦
Independent living facilities. ILFs are age-restricted multi-family properties with central dining facilities that provide services that include security, housekeeping, nutrition and limited laundry services. ILFs are designed specifically for independent seniors who are able to live on their own, but desire the security and conveniences of community living. ILFs typically offer several services covered under a regular monthly fee.

◦
Memory care facilities. MCFs offer specialized options for seniors with Alzheimer’s disease and other forms of dementia. Purpose built, free-standing memory care facilities offer an attractive alternative for private-pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an ALF or SNF. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional assisted living facilities. Residents require a higher level of care and more assistance with activities of daily living than in assisted living facilities. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.

◦
Continuing care retirement community. CCRCs provide, as a continuum of care, the services described for ILFs, ALFs and SNFs in an integrated campus, under long-term contracts with the residents (frequently lasting the term of the resident’s lifetime).

•
Skilled Nursing Facilities. SNFs provide services that include daily nursing, therapeutic rehabilitation, social services, housekeeping, nutrition and administrative services for individuals requiring certain assistance for activities in daily living. A typical SNF includes mostly one and two bed units, each equipped with a private or shared bathroom and community dining facilities. Revenues generated from SNFs typically come from government reimbursement programs, including Medicare and Medicaid, as well as private pay sources, including private insurance.

•
Medical Office Buildings. MOBs are typically either single-tenant properties associated with a specialty group or multi-tenant properties leased to several unrelated medical practices. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, who require space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. MOBs are similar to commercial office buildings, although they require greater plumbing, electrical and mechanical systems to accommodate physicians’ requirements such as sinks in every room, brighter lights and specialized medical equipment.

•
Hospitals. Services provided by operators and tenants in hospitals are paid for by private sources, third-party payers (e.g., insurance and Health Maintenance Organizations), or through the Medicare and Medicaid programs. Our hospital properties typically will include acute care, long-term acute care, specialty and rehabilitation hospitals and generally are leased to single tenants or operators under triple-net lease structures.

The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

_______________________________________

(1)	Classification based on predominant services provided, but may include other services.
The following table presents a summary of our real estate equity investments as of December 31, 2017 (dollars in thousands):

			Properties(1)
Portfolio	Investment Structure	Amount(2)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments
Watermark Aqua	Operating Facilities	$112,456	4	—	—	—	4	West/Southwest/Midwest	97.0%
Peregrine	Net Lease	36,498	4	—	—	—	4	Northeast/Southeast	100.0%
Kansas City	Operating Facilities	15,000	2	—	—	—	2	Midwest	100.0%
Arbors	Net Lease	126,825	4	—	—	—	4	Northeast	100.0%
Watermark Fountains(3)	Net Lease/Operating Facilities	663,749	16	—	—	—	16	Various	Various
Winterfell	Operating Facilities	904,985	32	—	—	—	32	Various	100.0%
Bonaventure	Operating Facilities	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	Operating Facilities	19,427	1	—	—	—	1	West	100.0%
Rochester	Operating Facilities	219,518	10	—	—	—	10	Northeast	97.0%
Total Direct Investments		2,197,896	78	—	—	—	78
Joint Venture Investments(4)
Eclipse	Net Lease/Operating Facilities	56,540	44	—	32	—	76	Various	5.6%
Envoy	Net Lease	16,472	—	—	14	—	14	Mid - Atlantic/Northeast	11.4%
Griffin-American	Net Lease/Operating Facilities	475,861	91	108	41	14	254	Various	14.3%
Espresso	Net Lease	326,477	6	—	152	—	158	Various	36.7%
Trilogy(5)	Operating Facilities	420,787	8	—	66	—	74	Various	29.0%
Total Joint Venture Investments		1,296,137	149	108	305	14	576
Total		$3,494,033	227	108	305	14	654
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(3)
Watermark Fountains portfolio consists of six wholly-owned net lease properties totaling $286.8 million and ten operating facilities properties totaling $376.9 million, in which we own a 97.0% interest. One of these properties consists of 14 condominium units in which we hold future interests, or the Remainder Interests.

(4)	Represents our proportionate interest in real estate assets held through unconsolidated joint ventures.

(5)	Includes institutional pharmacy and therapy businesses and lease purchase buy-out options, which are not subject to property count.

Unconsolidated Investments
As of December 31, 2017, our unconsolidated joint venture investments, totaling $1.3 billion, comprised 37.1% of our total real estate equity investments portfolio and represented a 19.0% indirect exposure to over $6.8 billion in real estate equity investment alongside our joint venture partners. As of December 31, 2017, our unconsolidated joint venture investments included the following:

•
Espresso. We own a 36.7% interest in a $0.9 billion portfolio, based on cost, of predominantly SNFs, located in various regions across the United States, and organized in five sub-portfolios and currently leased to six different operators under net leases. An affiliate of Formation Capital, or Formation, acts as the general partner and manager of this investment. We also have a mezzanine loan relating to this portfolio. Refer to “—Real Estate Debt Overview” below.

•
Griffin-American. We own a 14.3% interest in a $3.3 billion portfolio, based on cost, of SNFs, ALFs, MOBs and hospitals across the United States and care homes in the United Kingdom. Our Sponsor owns the remaining 85.7% of this portfolio.

•
Trilogy. We own a 29.0% interest in a $1.5 billion portfolio, based on cost, of predominantly SNFs located in the Midwest and operated pursuant to management agreements with Trilogy Health Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. Griffin-American Healthcare REIT III, Inc., or GAHR 3, and management of Trilogy own the remaining 71% of this portfolio.

•
Eclipse. We own a 5.6% interest in a $1.0 billion portfolio, based on cost, of SNFs and ALFs leased to, or managed by, a variety of different operators across the United States. Our Sponsor and Formation own 86.4% and 8.0% of this portfolio, respectively.

•
Envoy. We own an 11.4% interest in a $145.0 million portfolio, based on cost, of SNFs located in the Mid-Atlantic region and operated by a single operator. Formation acts as the general partner and manager of this investment.

Operators and Managers
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures, as of December 31, 2017:

				Year Ended December 31, 2017
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,568	$140,218	49.1%
Solstice Senior Living	(2)	32	4,000	113,634	39.8%
Bonaventure Senior Living	(3)	5	453	13,432	4.7%
Arcadia Management		4	572	10,615	3.7%
Integral Senior Living	(2)	3	162	5,124	1.8%
Peregrine Senior Living	(4)	2	114	1,172	0.4%
Senior Lifestyle Corporation		2	115	934	0.3%
Other		—	—	646	0.2%
Total		78	10,984	$285,775	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	Effective February 2018, properties under the management of Bonaventure were transitioned to Avamere Health Services.

(4)	The two properties currently managed by Peregrine Senior Living are expected to be transitioned in 2018 to Senior Lifestyle Corporation, following receipt of regulatory approval.
Our net lease properties are leased to four operators, with a remaining weighted average lease term of 8.4 years.
Watermark Retirement Communities and Solstice Senior Living, together with their affiliates, manage substantially all of our operating properties. As a result, we are dependent upon their personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our properties efficiently and effectively. Refer to Item 1A.“Risk Factors” for additional information.
We also own 20% of Solstice Senior Living, which entitles us to certain rights and minority protections.
The weighted average resident occupancy of our operating facilities is 84.7%.

We have been and are currently in the process of transitioning several of our portfolios to new operators or managers. In certain instances, we are transitioning portfolios as part of our overall business plan, or as a result of a decision that a seller does not want to continue managing the portfolio, following the acquisition. For example, in November 2017, we completed the transition of operations of the Winterfell portfolio from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice Senior Living, LLC, or Solstice. Solstice is a joint venture between affiliates of Integral Senior Living, or ISL, a leading management company of senior independent living, assisted living and memory care properties founded in 2000, which owns 80%, and us, who owns 20%. We have also recently transitioned operations of the newly acquired Rochester, Bonaventure and Oak Cottage portfolios, which were planned in connection with the acquisitions.
In other instances, the transition is the result of the failure of an operator to meet certain of their lease obligations, such as the Kansas City portfolio, for which we entered into a new management agreement with a third party manager, ISL, in June 2017, and the Peregrine portfolio, for which we entered into a new lease with an affiliate of Senior Lifestyle Corporation, or SLC, and transitioned two of the four properties to SLC in the third quarter of 2016, with the remaining two properties expected to be transitioned in 2018 following receipt of regulatory approval.
In addition, certain of our unconsolidated joint ventures are also in the process of transitioning portfolios to new operators.  For the Espresso portfolio, in particular, three of the sub-portfolios within the Espresso joint venture have experienced tenant lease defaults and have operator transitions in process.
While several of our portfolios have completed the process of transitioning operators and managers during 2017, the ongoing impact of the completed transitions and potential new transitions can be expected to continue through 2018.
Real Estate Debt Overview
As of December 31, 2017, $75.0 million, or 2.1%, of our investments were invested in real estate debt secured by healthcare facilities, consisting of one mezzanine loan, which matures on January 30, 2021. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above.
The following table presents a summary of our debt investment as of December 31, 2017 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value	Fixed Rate	Total Unleveraged Current Yield
Espresso Mezzanine loan(1)	1	$75,000	$74,650	10.0%	10.3%
_______________________________________

(1)	Property types securing the mezzanine loan predominately include SNFs, which are located primarily in the Midwest, Northeast and Southeast regions of the United States.
As of December 31, 2017, our debt investment was not performing in accordance with the contractual terms of its governing documents.  The Espresso mezzanine loan is secured by a portfolio that has several sub-portfolios, three of which have experienced tenant lease defaults and currently have operator transitions in process.  The underlying tenant defaults resulted in defaults under the senior loans with respect to the applicable sub-portfolios, which in turn resulted in defaults under our mezzanine loan as of December 31, 2017.  We are actively monitoring the actions of the senior lenders of each sub-portfolio and assessing our rights and remedies.  We are also actively monitoring the operator transitions and continue to assess the collectability of principal and interest. As of March 29, 2018, contractual debt service on the Espresso mezzanine loan has been paid in accordance with contractual terms.
Healthcare-Related Securities Overview
As of December 31, 2017, $57.5 million, or 1.6%, of our investments were invested in healthcare-related securities consisting of the Class B certificates in a Federal Home Loan Mortgage Corporation, or Freddie Mac, securitization trust. The Class B certificates were purchased at a 47.0% discount, or $27.0 million, producing a bond equivalent yield of 13.1%, collateralized by a pool of 41 mortgage loans with a weighted average maturity of 9.8 years at the time of the acquisition. We also have an equity interest in properties underlying certain of the loans in the securitization trust through our interest in the Eclipse portfolio.
We disposed of the Freddie Mac investment in March 2018. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for additional information.

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
Our Advisor has delegated certain asset management functions in connection with our portfolio to American Healthcare Investors, LLC, or AHI. As of December 31, 2017, AHI provides these asset management services in connection with our Griffin-American and Winterfell portfolios, though our Advisor is in the process of internalizing these asset management services. In addition, Formation Capital, LLC, or Formation, provides similar asset management services to us in connection with the Eclipse, Espresso and Envoy joint ventures. Our Advisor, under the direction of its investment committee, supervises AHI and Formation and retains ultimate oversight and responsibility for the management of our portfolio.
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
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including healthcare sector conditions, together with asset and market specific circumstances among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future operator/tenant credit losses on unbilled rents receivable based upon an evaluation of the collectability of such amounts.
As of December 31, 2017, the unconsolidated ventures in which we invest have recorded impairments and reserves, including a loan loss reserve for a direct financing lease receivable relating to our Espresso unconsolidated investment. Our proportionate ownership share of the loan loss reserve within our Espresso portfolio totaled $11.4 million and was recognized through equity in earnings (losses). During the third quarter of 2017, the Espresso sub-portfolio associated with the direct financing lease commenced an operator transition and determined that certain future cash flows of the direct financing lease are believed to be uncollectible. The cash flows deemed to be uncollectible primarily impact distributions on mandatorily redeemable units issued at the time of the original acquisition that allowed the seller to participate in certain future cash flows from the direct financing lease following the closing of the original acquisition. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the redemption value of the corresponding unconsolidated venture’s liability for the units issued to the seller has not been assessed in connection with the commencement of the operator transition, but will be assessed upon modification or termination of the lease, which is expected to occur at the completion of the operator transition.
During the year ended December 31, 2017, we recorded an impairment loss of $5.0 million related to a property located in Clinton, Connecticut within the Peregrine net lease portfolio due to deteriorating operating results of the tenant.
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
For additional information regarding regulations applicable to us, refer to below and Item 1A. “Risk Factors.”
Tax Regulation
We elected to be taxed as a REIT under the Internal Revenue Code, commencing with our taxable year ended December 31, 2013. If we maintain our qualification as a REIT for federal income tax purposes, we will generally not be subject to federal income tax on our taxable income that we distribute as dividends to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we are organized and expect to operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. In addition, we operate certain healthcare properties through structures permitted under the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, which permit the Company, through taxable REIT subsidiaries, or TRSs, to have direct exposure to resident fee income and incur related operating expenses.

The Protecting Americans from Tax Hikes Act of 2015
On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a provision referred to as the Protecting Americans from Tax Hikes Act of 2015, or the PATH Act. On June 7, 2016, the Internal Revenue Service, or the IRS, issued temporary Treasury Regulations under the PATH Act, finalized in part in Treasury Regulations issued on January 17, 2017. The PATH Act and the accompanying Treasury Regulations change certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders described under the heading “U.S. Federal Income Tax Considerations” in our prospectus included in our Registration Statement on Form S‑3 filed December 7, 2015. These changes are briefly summarized as follows:

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
The Tax Cuts and Jobs Act
On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act, or the TCJA. The TCJA makes major changes to the Internal Revenue Code including several provisions of the Internal Revenue Code that may affect the taxation of REITs and their securityholders described under the heading “U.S. Federal Income Tax Considerations” in our prospectus included in our Registration Statement on Form S-3 filed December 7, 2015. The individual and collective impact of these changes on REITs and their securityholders is uncertain, and may not become evident for some period. The most significant of these provisions are briefly summarized as follows:

•	With respect to individuals, the TCJA makes significant changes to individual tax rates and deductions:

•
The TCJA creates seven income tax brackets for individuals ranging from 10% to 37% that generally apply at higher thresholds than current law. For example, the highest 37% rate applies to joint return filer incomes above $600,000, instead of the highest 39.6% rate that applies to incomes above $470,700 under pre-TCJA law.

•	The maximum 20% rate that applies to long-term capital gains and qualified dividend income is unchanged, as is the 3.8% Medicare tax on net investment income.

•
The TCJA eliminates personal exemptions, but nearly doubles the standard deduction for most individuals (for example, the standard deduction for joint return filers rises from $12,700 in 2017 to $24,000 upon the TCJA’s effectiveness).

•
The TCJA eliminates many itemized deductions, limits individual deductions for state and local income, property and sales taxes (other than those paid in a trade or business) to $10,000 collectively for joint return filers (with a special provision to prevent 2017 deductions for prepayment of 2018 taxes), and limits the amount of new acquisition indebtedness on principal or second residences for which mortgage interest deductions are available to $750,000. Interest deductions for new home equity debt are eliminated.

•	Charitable deductions are generally preserved. The phaseout of itemized deductions based on income is eliminated.

•	The TCJA does not eliminate the individual alternative minimum tax, but it raises the exemption and exemption phaseout threshold for application of the tax.

•	These individual income tax changes are generally effective beginning in 2018, but without further legislation, they will sunset after 2025.

•
Under the TCJA, individuals, trusts, and estates generally may deduct 20% of “qualified business income” (generally, domestic trade or business income other than certain investment items) of a partnership, S corporation, or sole proprietorship. In addition, “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income, which in each case are already eligible for capital gain tax rates) and certain other income items are eligible for the deduction by the taxpayer. The overall deduction is limited to 20% of the sum of the taxpayer’s taxable income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. In addition, for taxpayers with income above a certain threshold (e.g., $315,000 for joint return filers), the deduction for each trade or business is generally limited to no more than the greater of (i) 50% of the taxpayer’s proportionate share of total wages from a partnership, S corporation or sole proprietorship, or (ii) 25% of the taxpayer’s proportionate share of such total wages plus 2.5% of the unadjusted basis of acquired tangible depreciable property that is used to produce qualified business income and satisfies certain other requirements. The deduction for qualified REIT dividends is not subject to these wage and property basis limits. Consequently, the deduction equates to a maximum 29.6% tax rate on REIT dividends. As with the other individual income tax changes, the deduction provisions are effective beginning in 2018. Without further legislation, the deduction would sunset after 2025.

•
Net operating loss (“NOL”) provisions are modified by the TCJA. The TCJA limits the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminates NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018.

•
The TCJA reduces the 35% maximum corporate income tax rate to a maximum 21% corporate rate, and reduces the dividends-received deduction for certain corporate subsidiaries. The reduction of the corporate tax rate to 21% also results in the reduction of the maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%. The TCJA also permanently eliminates the corporate alternative minimum tax. These provisions are effective beginning in 2018.

•
The TCJA limits a taxpayer’s net interest expense deduction to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitation at the partnership level. The TCJA allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property, and a 20-year recovery period for related improvements described below. For this purpose, a real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operating, management, leasing, or brokerage trade or business. We believe this definition encompasses our business and thus will allow us the option of electing out of the limits on interest deductibility should we determine it is prudent to do so. Nonetheless, if a domestic TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships). The interest deduction limit applies beginning in 2018.

•
For taxpayers that do not use the TCJA’s real property trade or business exception to the business interest deduction limits, the TCJA maintains the current 39-year and 27.5-year straight line recovery periods for nonresidential real property and residential rental property, respectively, and provides that tenant improvements for such taxpayers are subject to a general 15-year recovery period. Also, the TCJA temporarily allows 100% expensing of certain new or used tangible property through 2022, phasing out at 20% for each following year (with an election available for 50% expensing of such property if placed in service during the first taxable year ending after September 27, 2017). The changes apply, generally, to property acquired after September 27, 2017 and placed in service after September 27, 2017.

•
The TCJA continues the deferral of gain from the like kind exchange of real property, but provides that foreign real property is no longer “like kind” to domestic real property. Furthermore, the TCJA eliminates like kind exchanges for most personal property. These changes are effective generally for exchanges completed after December 31, 2017, with a transition rule allowing such exchanges where one part of the exchange is completed prior to December 31, 2017.

•
The TCJA moves the United States from a worldwide to a modified territorial tax system, with provisions included to prevent corporate base erosion. These provisions could affect the taxation of foreign subsidiaries and/or properties.

•
The TCJA makes other significant changes to the Internal Revenue Code. These changes include provisions limiting the ability to offset dividend and interest income with partnership or S corporation net active business losses. These provisions are effective beginning in 2018, but without further legislation, will sunset after 2025.

U.S. Healthcare Regulation
Overview
Assisted living, independent living, memory care, hospitals, skilled nursing facilities and other healthcare providers that operate healthcare properties in our portfolio are subject to extensive federal, state and local laws, regulations and industry standards governing their operations. Failure to comply with any of these, and other, laws could result in loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs, or closure of the facility. Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud and abuse and privacy and security, among others. We also expect that efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurers, to impose greater and more stringent cost controls upon operators will intensify and continue. Changes in laws, regulations, reimbursement, and enforcement activity can all have a significant effect on the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us, as set forth below and under Item 1A. “Risk Factors.”
Fraud and Abuse Enforcement
Healthcare providers are subject to federal and state laws and regulations that govern their operations and, in some cases, arrangements with referral sources. These laws include those that require providers to furnish only medically necessary services and submit to third-party payors valid and accurate statements for each service, Medicare and Medicaid laws and regulations, privacy and security laws, as well as kickback laws, self-referral laws and false claims acts. In particular, enforcement of the federal False Claims Act has resulted in increased enforcement activity and can involve significant monetary damages and awards to private plaintiffs who successfully bring “whistleblower” lawsuits. Sanctions for violations of these laws, regulations and other applicable guidance may include, but are not limited to, loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs or closure of the facility, any of which could have a material adverse effect on the operations and financial condition of our tenants, operators and managers, which, in turn may adversely impact us.
Healthcare Reform
The Patient Protection and Affordable Care Act of 2010 (ACA) impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to continuing and increasing legislative and administrative scrutiny, including current efforts by Congress and the current presidential administration to repeal, alter and replace the ACA in total or in part. In 2017, Congress unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets, but Congress was able to enact legislation eliminating the tax penalty for individuals who do not purchase insurance. Additionally, the Centers for Medicare and Medicaid Services (CMS) discontinued providing cost-sharing reduction subsidies to insurance providers, which is expected to have the result of increasing the cost of insurance premiums. Further, CMS has begun approving waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, such as work requirements, in order to maintain eligibility for Medicaid. These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us. Congress may revisit ACA or Medicaid reform legislation in 2018. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are suspended, such actions could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
Reimbursement Generally
Federal, state and private payor reimbursement methodologies applied to healthcare providers continue to evolve.  Federal and state healthcare financing authorities are continuing to implement new or modified reimbursement methodologies that shift risk to healthcare providers and generally reduce payments for services, which may negatively impact healthcare property operations. Additionally, Congress and the current presidential administration could substantially change the health insurance industry and payment systems. The impact of any such changes, if implemented, may result in an adverse effect on our tenants, managers and operators, which in turn may adversely impact us.
SNFs and hospitals typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers and self-pay patients. Senior housing facilities (ALFs, ILFs and MCFs) typically receive most of their revenues from private pay sources and a small portion of their revenue from the Medicaid program. Providers that contract with government and private payors may be subject to periodic pre- and post-payment reviews and other audits. Payors are increasing their scrutiny of payments for items and services, and are increasingly decreasing or denying payments to providers. A review or audit of a property operator’s claims could result in recoupments, denials or delay of payments in the future, each of which could have a significant negative financial impact on such property. Additionally, there can be no guarantee that a third-party payor will continue to reimburse for services at current levels or continue to be available to residents of our facilities. Rates generated at facilities will vary by payor mix, market conditions and resident acuity. Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs.
Medicare Reimbursement.
Medicare is a significant payor source for our SNFs and hospitals. SNFs are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System, while hospitals are reimbursed by Medicare under prospective payment systems that vary based upon the type of hospital, geographic location and service furnished. Under these payment systems, providers typically receive fixed fees for defined services, which creates a risk that payments will not cover the costs of delivering care. In addition, CMS continues to focus on linking payment to performance relative to quality and other metrics and bundling payments for multiple items and services in a way that shifts more financial risk to providers. These changes could reduce payments and patient volumes for some facilities. The current presidential administration could propose additional changes to the amount and manner in which healthcare providers are paid, and these changes also could have a material adverse effect on payments and patient volumes for some facilities. Lastly, Congress is contemplating substantial reforms to the Medicare program which, if enacted, could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.

Medicaid Reimbursement.
Medicaid is also a significant payor source for our SNFs and hospitals. The federal and state governments share responsibility for financing Medicaid. Within certain federal guidelines, states have a fairly wide range of discretion to determine Medicaid eligibility and reimbursement methodology. CMS, in part as a result of the change in leadership in the executive branch, has embraced a more flexible approach to state amendments and waivers that allow states even more latitude to determine eligibility and reimbursement. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits; some states have elected not to expand their Medicaid eligibility criteria pursuant to the ACA. Congress and the current presidential administration have sought to repeal and alter the ACA and substantially reform the Medicaid program. If successful, Congress may repeal the provisions of the ACA that encouraged states to expand Medicaid eligibility to more adults, including additional federal matching funds that enabled states to do so. Congress also might impose strict limits on the federal role in subsidizing the costs of state Medicaid programs. These actions, if enacted, could result in states reducing or eliminating eligibility for certain individuals and/or offsetting the cost by further reducing payments to providers of services. Congress is also considering enacting substantial reforms to Medicaid to grant states more autonomy and discretion to design Medicaid programs. These changes, if enacted, could also reduce or eliminate eligibility for certain individuals and/or allow states to further reduce payments to providers of services. In some states, our tenants and operators could experience delayed or reduced payment for services furnished to Medicaid enrollees, which in turn may adversely impact us.
Licensure, CON, Certification and Accreditation
Hospitals, SNFs, senior housing facilities and other healthcare providers that operate healthcare properties in our portfolio may be subject to extensive state licensing and certificate of need (CON) laws and regulations, which may restrict the ability of our tenants and operators to add new properties, expand an existing facility’s size or services, or transfer responsibility for operating a particular facility to a new tenant, operator or manager. The failure of our tenants and operators to obtain, maintain or comply with any required license, CON or other certification, accreditation or regulatory approval (which could be required as a condition of third-party payor reimbursement) could result in loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs or closure of the facility, any of which could have an adverse effect on the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us.
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
Investment Company Act
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
Our and our operators’ revenues are dependent on occupancy. It is difficult to predict seasonal trends and the related potential impact of the cold and flu season, occurrence of epidemics or any other widespread illnesses on the occupancy of our facilities. A decrease in occupancy could affect the operating income of our operating properties as well as the ability of our net lease operators to make payments to us.
Employees
As of December 31, 2017, we had no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
Risks Related to Our Business
All of our investments are concentrated in healthcare properties, which exposes us to greater economic risk than if our portfolio were to include multiple industries or asset classes.
As a result of our concentration of healthcare real estate investments, our exposure to the risks inherent in investments in the healthcare sector is increased, making us more vulnerable to a downturn or slowdown in the healthcare sector. The healthcare industry is highly regulated, and changes in government regulation and reimbursement can have material adverse consequences on its participants, some of which may be unintended. The healthcare industry is also highly competitive, and our operators and managers may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. Our tenants, operators and managers compete for labor, making their results sensitive to changes in the labor market and/or wages and benefits offered to their employees. If our tenants, operators and managers are unable to successfully compete with other operators and managers by maintaining profitable occupancy and rate levels or controlling labor costs, their ability to meet their respective obligations to us may be materially adversely affected. We cannot assure you that future changes in government regulation will not adversely affect the healthcare industry, including our senior housing operations, tenants and operators, nor can we be certain that our tenants, operators and managers will achieve and maintain occupancy and rate levels or labor costs levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry, or the competitiveness of our tenants, operators and managers, or costs of labor, could have a more pronounced effect on us than if we had investments outside the senior housing and healthcare industries.
Real estate investments are relatively illiquid, and our ability to quickly sell or exchange our properties in response to changes in economic or other conditions is limited. In the event we market any of our properties for sale, the value of those properties and our ability to sell at prices or on terms acceptable to us could be adversely affected by a downturn in the real estate industry or any economic weakness in the healthcare industry. In addition, transfers of healthcare properties may be subject to regulatory approvals that are not required for transfers of other types of commercial properties. We cannot assure you that we will recognize the full value of any property that we sell for liquidity or other reasons, and the inability to respond quickly to changes in the performance of our investments could adversely affect our business, results of operations and financial condition.
We are dependent on the tenants/operators/managers of our healthcare properties.
Our properties are typically operated by healthcare operators pursuant to net leases or by an independent third party manager pursuant to management agreements. As a result, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our healthcare properties. Any failure by a tenant/operator/manager to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain residents in our properties. To the extent any decrease in revenues and/or any increase in operating expenses results in our tenants/operators/managers’ not generating enough cash to make scheduled lease payments to us or cover expenses, our business, financial position or results of operations could be materially adversely affected.
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
As of December 31, 2017, we operated 64 properties pursuant to management agreements, excluding our unconsolidated ventures, or 79.0% of our assets, whereby we are directly exposed to various operational risks with respect to these healthcare properties that may increase our costs or adversely affect our ability to generate revenues. These risks include: (i) fluctuations in occupancy; (ii) fluctuations in government reimbursement and private pay rates, including the inability to achieve economic resident fees; (iii) increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services; (iv) rent control regulations; (v) national and regional economic conditions; (vi) the imposition of new or increased taxes; (vii) capital expenditure requirements; (viii) federal, state, local licensure, certification and inspection, fraud and abuse, and privacy and security laws, regulations and standards; (ix) professional and general liability claims; and (x) the availability and increases in cost of general and professional liability insurance coverage. Any one or a combination of these factors may adversely affect our revenue and operations and our ability to make distributions to stockholders.
We depend on two operators, Watermark Retirement Communities, or Watermark, and Solstice, for a significant majority of our revenues and net operating income. Adverse developments in Watermark’s or Solstice’s business and affairs or financial condition could have a material adverse effect on us.
As of December 31, 2017, Watermark and Solstice or their respective affiliates collectively managed 59 of our senior housing facilities pursuant to management agreements. In addition, Watermark operated an additional six of our senior housing facilities pursuant to a net lease as of December 31, 2017. For the year ended December 31, 2017, Watermark and Solstice represented 49.1% and 41.6% of our total revenues attributable to direct investments, respectively, and 47.0% and 40.5% of our total assets, respectively.
Although we have rights under our management agreements and leases, we rely on Watermark and Solstice’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing facilities efficiently and effectively. We also rely on our managers to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our senior housing facilities in compliance with the terms of our management agreements and leases and all applicable laws and regulations. For example, we depend upon our managers’ abilities to attract and retain skilled management personnel who are responsible for the day-to-day operations of our senior housing facilities. A shortage of nurses or other trained personnel or general inflationary pressures may force our managers to enhance their pay and benefits packages to compete effectively for such personnel, but they may not be able to effectively offset these increased costs by increasing rates to residents. Any increase in labor costs or other property operating expenses, any failure to attract and retain qualified personnel, or any significant changes in our managers’ senior management or equity ownership or any adverse developments in their businesses and affairs or financial condition could have a material adverse effect on us.
Any adverse developments in Watermark’s or Solstice’s business and affairs or financial condition could impair their respective ability to manage our properties efficiently and effectively and could have a materially adverse effect on us. If Watermark or Solstice experience any significant financial, legal, accounting or regulatory difficulties due to a weak economy or otherwise, such difficulties could result in, among other adverse events, acceleration of their respective indebtedness, impairment of their respective continued access to capital, the enforcement of default remedies by their respective counterparties or the commencement of insolvency proceedings by or against them, any one or a combination of which indirectly could have a materially adverse effect on us.
Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We have made significant investments through joint ventures with third parties. For example, we currently have joint ventures with Colony NorthStar, our sponsor, with respect to the Griffin-American and Eclipse portfolios, Formation, with respect to the Eclipse, Envoy and Espresso portfolios, GAHR3 with respect to the Trilogy portfolio and Watermark with respect to portions of the Fountains, Aqua and Rochester portfolios. As of December 31, 2017, unconsolidated joint ventures represented 37.1% of our total real estate equity investments and joint ventures with respect to our direct investments represented an additional 20.3% of our total real estate equity investments. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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

•
we may rely upon our joint venture partners to manage the day-to-day operations of the joint venture and underlying assets, as well as to prepare financial information for the joint venture and any failure to perform these obligations may have a negative impact on our performance and results of operations;

•
our joint venture partner may experience a change of control, which could result in new management of our joint venture partner with less experience or conflicting interests to ours and be disruptive to our business;

•	we may not be able to control distributions from our joint ventures; and

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity.
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
Increased competition could adversely affect future occupancy rates, operating margins and profitability at our properties.
The healthcare industry is highly competitive. The occupancy levels at, and rental income from, our properties are dependent on the ability of our tenants/operators/managers to compete with other operators on a number of different levels, including the quality of care provided, reputation, the physical appearance of a facility, price, the range of services offered, family preference, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location and the size and demographics of the population in the surrounding area. Numerous other companies provide similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. Delivery of new senior housing communities to the market is expected to remain at elevated levels in 2018, especially in certain geographic markets. If development outpaces demand in the markets in which our properties are located, those markets may become saturated and our tenants, operators and managers could experience decreased occupancy, reduced operating margins and lower profitability, which could have a material adverse effect on us.
In addition, our tenants, operators and managers face an increasingly competitive labor market for skilled management personnel and nurses. An inability to attract and retain skilled management personnel and nurses and other trained personnel could negatively impact the operating margins and profitability of our tenants, operators and managers and, in turn, their ability to meet their obligations to us. A shortage of nurses or other trained personnel or general inflationary pressures on wages may force tenants, operators and managers to enhance pay and benefits packages to compete effectively for skilled personnel, or to use more expensive contract personnel, but they may be unable to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses or any failure by our tenants, operators or managers to attract and retain qualified personnel could adversely affect our cash flow and have a materially adverse effect on our business, results of operations and financial condition.
Decreases in our tenants’ and operators’ revenues or increases in our tenants and operators’ expenses could negatively affect our financial results.
Our tenants’ and operators’ revenues are primarily driven by occupancy, private pay rates and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement may continue to be subject to reimbursement cuts, disruptions in payment, audit and recovery actions and state budget shortfalls. In addition, revenues may be affected by a severe flu season, an epidemic or other widespread illness that impacts occupancy and length of stay, which our tenants and operators cannot control. Operating costs, including labor costs, continue to increase for our tenants and operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating sufficient cash, our tenants and operators may not be able to make payments to us. For our properties operated pursuant to management agreements, we may be directly exposed to operating shortfalls. Failure of our tenants, operators or managers to perform could result in defaults under our borrowings and adversely impact our liquidity as well as our ability to make distributions to stockholders. During the year ended December 31, 2017, within our consolidated portfolio of investments, two of our tenants and operators failed to satisfy minimum lease coverage ratios under their leases, two of our tenants and operators failed to timely pay their full rent to us and five of our properties operated under management agreements generated operating losses, which in turn resulted in defaults under the borrowings for certain portfolios. As a result, we may need to negotiate new leases or management agreements with our tenants, operators or managers or replace such tenants, operators or managers, which may subject us to significant liabilities and expense. Under these circumstances, we have recorded and may need to further record impairment for such assets. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale would negatively affect our financial results.
If we must replace any of our tenants, operators or managers, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a material adverse effect on us.
Following expiration of a lease term or if we exercise our right to replace a tenant, operator or manager in default, we will attempt to reposition properties. However, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant, operator or manager. We also may not be successful in identifying suitable replacements or enter into new leases or management agreements on a timely basis or on terms as favorable to us as our current leases and management agreements, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant, operator or manager. Once a suitable replacement tenant/operator/manager has taken over operation of the properties, it may still take an extended period of time before the properties are fully repositioned and value restored, if at all. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
In the event of non-renewal or a tenant/operator default, our ability to reposition our properties with a suitable replacement tenant or operator could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. Moreover, our ability to exercise remedies under the applicable leases or management agreements or to reposition the applicable properties may be significantly delayed or limited by the terms of our borrowings. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant defaults and could have a material adverse effect on us.
The bankruptcy, insolvency or financial deterioration of any of our tenants/operators may materially adversely affect our business, results of operations and financial condition.
Any of our tenants or operators may experience a downturn in their business that materially weakens their financial condition. We are exposed to the risk that our tenants/operators may not be able to meet their obligations to us or other third parties, which may result in their bankruptcy or insolvency. Although our leases and loans permit us to evict a tenant/operator, demand immediate repayment and pursue other remedies, bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. Additionally, state licensing laws and regulations limit the ability of a non-licensed entity to assume responsibility for operations of, or exercise control over, a licensed healthcare facility. A tenant/operator in bankruptcy may be able to restrict our ability to collect unpaid rents or interest during the bankruptcy proceeding. In addition, we would likely be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager.
Furthermore, bankruptcy or insolvency proceedings typically also result in increased costs to the operator, significant management distraction and performance declines. If we are unable to transition affected properties, they would likely experience prolonged operational disruption, leading to lower occupancy rates and further depressed revenues. Publicity about the operator’s financial condition and insolvency proceedings may also negatively impact their and our reputations, decreasing customer demand and revenues. Any or all of these risks could have a material adverse effect on our revenues, results of operations and cash flows. These risks would be magnified where we lease multiple properties to a single operator under a master lease, as an operator failure or default under a master lease would expose us to these risks across multiple properties. Additionally, the financial weakness or other inability of our tenants or operators to make payments or comply with certain other lease obligations may result in defaults under our borrowings.
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
Property development is a component of certain of our investments, including certain of our unconsolidated joint ventures. As a result, large-scale development of healthcare properties presents additional risks for us, including risks that:

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
If our tenants, operators and managers fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to render services or receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, face loss of licensure or accreditation, suffer civil or criminal penalties or be required to make significant changes to their operations, including possible closure of the facility. Our tenants, operators and managers also could face increased costs related to changes in healthcare regulation, such as the possible repeal of the ACA by the current presidential administration and Republican-controlled Congress and a shift toward less comprehensive health coverage, or be forced to expend considerable resources in responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants, operators and managers, including their ability to meet all of their obligations to us, including obligations to make lease payments, and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a material adverse effect on us.

Efforts by Congress and the current presidential administration to repeal and replace the ACA in total or in part and reform Medicare and Medicaid could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
The ACA remains subject to continuing and increasing legislative scrutiny, including current efforts by Congress and the current presidential administration to repeal and replace the ACA in total or in part. If the ACA is repealed or substantially modified, or if implementation of certain aspects of the ACA are suspended, such action could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us. Additionally, Congress is contemplating substantial reforms to the Medicare and Medicaid programs. Refer to “Regulation—U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion. Some states are also considering changes that would affect patient eligibility for Medicaid. More generally, and because of the dynamic nature of the legislative and regulatory environment for healthcare products and services, in light of the current legislative environment and existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our tenants and operators.
Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and healthcare financing authorities have adopted or proposed various cost-containment measures that would limit payments to healthcare providers and have considered Medicaid rate freezes or cuts. Additionally, some states are considering changes that would affect patient eligibility for Medicaid. See “Regulation—U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. Private third-party payors also have continued their efforts to control healthcare costs. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could adversely affect their ability to comply with the terms of our leases and have a material adverse effect on us.
The healthcare industry trend away from a traditional fee for service reimbursement model towards value-based payment approaches may negatively impact certain of our tenants’ revenues and profitability.
Certain of our tenants, specifically those providers in the post-acute and general acute care hospital space, are subject to the broad trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Medicare and Medicaid require healthcare facilities, including hospitals and skilled nursing facilities, to report certain quality data to receive full reimbursement updates. In addition Medicare does not reimburse for care related to certain preventable adverse events. Many large commercial payors currently require healthcare facilities to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.
While the current presidential administration’s and some members of Congress’ desire to repeal the ACA creates unpredictability, we expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect the revenues and profitability of those of our tenants who are providers of healthcare services; however, if this trend significantly and adversely affects their profitability, it could in turn negatively affect their ability and willingness to comply with the terms of their leases with us and or renew those leases upon expiration, which could have a material adverse effect on us.
Controls imposed on certain of our tenants who provide healthcare services that are reimbursed by Medicare, Medicaid and other third-party payors to reduce admissions and length of stay may affect inpatient volumes at our healthcare facilities and adversely affect the financial condition or results of operations of those tenants.
Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay have affected and are expected to continue to affect certain of our healthcare facilities, specifically our skilled nursing facilities. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls and reductions are expected to continue, which could negatively impact the financial condition of our tenants who provide healthcare services in our skilled nursing facilities. If so, this could adversely affect these tenants’ ability and willingness to comply with the terms of their leases with us and or renew those leases upon expiration, which could have a material adverse effect on us.

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
Significant legal actions or regulatory proceedings could subject us or our tenants, operators and managers to increased operating costs and substantial uninsured liabilities, which could materially adversely affect our or their liquidity, financial condition and results of operations.
From time to time, we may be subject to claims brought against us in lawsuits and other legal or regulatory proceedings arising out of our alleged actions or the alleged actions of our tenants, operators and managers for which such tenants, operators and managers may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such litigation or proceeding could materially adversely affect our or their liquidity, financial condition and results of operations and have a material adverse effect on us.
In certain cases, we and our tenants, operators and managers may be subject to professional liability claims brought by plaintiffs’ attorneys seeking significant punitive damages and attorneys’ fees. Due to the historically high frequency and severity of professional liability claims against senior housing and healthcare providers, the availability of professional liability insurance has decreased and the premiums on such insurance coverage remain costly. As a result, insurance protection against such claims may not be sufficient to cover all claims against us or our tenants, operators or managers, and may not be available at a reasonable cost. If we or our tenants, operators and managers are unable to maintain adequate insurance coverage or are required to pay punitive damages, we or they may be exposed to substantial liabilities.
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
Our significant acquisition activity over the past few years presents certain risks to our business and operations.
We have acquired our entire portfolio within the past five years. As a result, our business and operations are subject to certain risks attendant to significant acquisition and investment activity, including, among other things, that:

•	we may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property;

•	the investments may fail to perform in accordance with our expectations because of conditions or liabilities we did not know about at the time of acquisition;

•
our projections or estimates with respect to the performance of the investments, the costs of operating or improving the properties or the effect of the economic or capital markets on the investments will prove inaccurate; and

•
we may make opportunistic investments that may involve asset classes and structures with which we have less familiarity, in which case we may be unsuccessful in our diligence and underwriting efforts and expose ourselves to unknown risks.

Any of these factors could have a materials adverse effect on our business, results of operations, cash flow and financial condition and our ability to make distributions to our stockholders and the value of their investment.
Our investments are subject to the risks typically associated with real estate.
In addition to risks related to the healthcare industry, our investments are subject to the risks typically associated with real estate, including:

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

•	lower occupancy rates and lower lease rates or resident fees across our properties;

•
the financial condition of our tenants/operators/managers, which may result in defaults under leases or management agreements, which in turn can lead to defaults under our borrowings and a lack of liquidity; and

•	the value of our healthcare real estate and our ability to dispose of these assets at attractive prices or to obtain financing collateralized by these assets.
We have only a limited ability to change our portfolio promptly in response to economic or other conditions. Certain significant expenditures, such as debt service costs, real estate taxes and operating and maintenance costs, are generally not reduced when market conditions are poor. These factors, among others, impede us from responding quickly to changes in the performance of our investments and could adversely impact our business, financial condition and results of operations.

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
Commercial real estate debt and securities investments are typically secured by commercial real estate and are subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. If a borrower defaults or declares bankruptcy and the underlying asset value is less than the loan amount, we may suffer a loss. In this manner, real estate values could impact the value of our commercial real estate debt and securities investments.
Our debt investment is a mezzanine loan subordinated to loans held by third parties.
Our debt investment is a mezzanine loan that is subordinated to senior secured loans held by other investors that encumber the same real estate. If a senior secured loan is foreclosed, that foreclosure would extinguish our rights in the collateral for our mezzanine loan. In order to protect our economic interest in that collateral, we would need to be prepared, on an expedited basis, to advance funds to the senior lenders in order to cure defaults under the senior secured loans and prevent such a foreclosure. If a senior secured loan has matured or has been accelerated, then in order to protect our economic interest in the collateral, we may need to be prepared, on an expedited basis, to purchase or pay off that senior secured loan, which could require significant new capital. Our ability to sell or syndicate a mezzanine loan could be limited by transfer restrictions in the intercreditor agreements with the senior secured lenders. Our ability to negotiate modifications to the mezzanine loan documents with our borrowers could be limited by restrictions on modifications in the intercreditor agreement, as well as our rights as an equity holder in the collateral underlying our mezzanine loan. Since mezzanine loans are typically secured by pledges of equity rather than direct liens on real estate, our mezzanine loan investment is more vulnerable than mortgage loan investments to losses caused by competing creditor claims, unauthorized transfers or bankruptcies.
We are subject to additional risks due to our international investments.
We have acquired real estate assets located outside of the United States through our investment in the Griffin-American portfolio, which includes properties in the United Kingdom. Our international investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located and these laws may expose us to risks that are different from those commonly found in the United States. These risks include, but are not limited to:

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
Risks Related to Our Capital Structure
We require capital in order to operate our business, and the failure to obtain such capital would have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to stockholders.

We may not be able to fund all future capital needs, including capital expenditures, distributions to stockholders, debt maturities and other commitments, from cash flows generated from operations. As a result, we may need to rely on external sources of capital to fund future capital needs. If we are unable to obtain needed capital at all or only on unfavorable terms, we might not be able to make the investments needed to grow our business, to meet our obligations and commitments as they mature, or to fund distributions to our stockholders, which could have a material adverse impact on us. Our access to capital depends upon a number of factors over which we have little or no control, including, among others, the performance of the national and global economies generally, competition in the healthcare industry, issues facing the healthcare industry, including regulations and government reimbursement policies, our operators’ operating costs and the market value of our properties. Although we believe that we have sufficient access to capital and other sources of funding to meet our expected liquidity needs, we cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings and our results of operation and financial condition. If we cannot access capital at an acceptable cost or at all, we may be required to liquidate one or more investments in properties at times that may not permit us to maximize the return on those investments or that could result in adverse tax consequences to us.
We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
As of December 31, 2017, we had $2.4 billion of borrowings outstanding, including both our borrowings and our proportionate interest of the borrowings of our unconsolidated joint ventures. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs, including recourse borrowings under our credit facility. Although the use of leverage may enhance returns and increase the number of investments that we can make, it increases our risk of loss, impacts our liquidity and restricts our ability to engage in certain activities. Our substantial borrowings, among other things, may:

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
We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.

Our ability to meet all of our existing or potential future debt service obligations (including those under our credit facility), to refinance our existing or potential future indebtedness, and to fund our operations, working capital, capital expenditures or other important business uses, depends on our ability to generate sufficient cash flow. Our future cash flow is subject to, among other factors, general economic, industry, financial, competitive, operating, legislative and regulatory conditions, many of which are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us on favorable terms, or at all, in amounts sufficient to enable us to meet all of our existing or potential future debt service obligations, or to fund our other important business uses or liquidity needs. Furthermore, if we incur additional indebtedness, our existing or potential future debt service obligations could increase significantly and our ability to meet those obligations could depend, in large part, on the returns from the use of such capital, as to which no assurance can be given.

If we do not generate sufficient cash flow from operations and additional borrowings or refinancings are not available to us, we may be unable to meet all of our existing or potential future debt service obligations. As a result, we would be forced to take other actions to meet those obligations, such as selling properties or delaying capital expenditures, any of which could have a material adverse effect on us. Furthermore, we cannot assure you that we will be able to effect any of these actions on favorable terms, or at all.

Our distribution policy is subject to change. We may not be able to make distributions in the future.

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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded our cash distributions paid to date using net proceeds from our Offering. We may not generate sufficient cash flow from operations to fund distributions. For the year ended December 31, 2017, we declared distributions of $125.8 million compared to cash provided by operating activities of $7.9 million, with $109.0 million, or 86.6%, of the distributions declared during this period paid using proceeds from our Offering. For the year ended December 31, 2016, we declared distributions of $123.1 million compared to cash provided by operating activities of $4.0 million with $102.7 million, or 83.4%, of the distributions declared during this period paid using proceeds from our Offering, including the purchase of additional shares by NorthStar Realty.
We may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments, we may have to reduce our distribution rate, our book value may be negatively impacted and stockholders’ overall return may be reduced.
Stockholders are limited in their ability to sell their shares of our common stock pursuant to our Share Repurchase Program. Stockholders may not be able to sell any of their shares of our common stock back to us, and if they do sell their shares, they may not receive the price they paid upon subscription.
Our Share Repurchase Program may provide stockholders with an opportunity to have their shares of common stock repurchased by us after stockholders have held them for one year. We anticipate that shares of our common stock may be repurchased on a quarterly basis. However, our Share Repurchase Program, which was most recently amended in December 2017, contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can repurchase at any given time and limiting the repurchase price. Specifically, repurchases made in respect of repurchase requests made during the calendar quarter ending December 31, 2017 will be limited to the lesser of: (i) 5% of the weighted average number of shares of our common stock outstanding during the calendar year ended December 31, 2017 and (ii) an aggregate of $8.0 million. For repurchases made in respect of repurchase requests in calendar year 2018 and thereafter, we presently intend to limit the number of shares to be repurchased to the lesser of: (i) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year, less the number of shares repurchased to date during the current calendar year and (ii) repurchases that can be funded from the net proceeds received to date in the calendar quarter such repurchase requests were made from the sale of shares under our DRP. In addition, our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten business days prior written notice. Therefore, stockholders may not have the opportunity to make a repurchase request prior to a potential termination of our Share Repurchase Program and stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our Share Repurchase Program. Moreover, if stockholders do sell their shares of our common stock back to us pursuant to our Share Repurchase Program, they may not receive the same price they paid for any shares of our common stock being repurchased.
The actual value of shares that we repurchase under our Share Repurchase Program may be substantially less than what we pay.
The terms of our current Share Repurchase Program, which may be amended, suspended, or terminated, at any time, in the sole discretion of the board of directors, generally require us to repurchase shares at a price equal to 90% of our most recently disclosed estimated value per share. The estimated value per share of our common stock is calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated value per share annually. In the event that the value of our shares decreases due to market or other conditions, the price at which we repurchase our shares pursuant to our Share Repurchase Program might reflect a premium to our net asset value. If the actual net asset value of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
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
Our board of directors determined an estimated value per share of $8.50 for our common stock as of June 30, 2017. You should not rely on the estimated value per share as being an accurate measure of the current value of shares of our common stock or in making an investment decision.
On December 20, 2017, our board of directors approved and established an estimated value per share of $8.50 for our common stock as of June 30, 2017. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable. However, the market for commercial real estate assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount. In accordance with our DRP and Share Repurchase Program, both of which were most recently amended in December 2017, distributions may be reinvested in shares of our common stock pursuant to the DRP at a price of $8.50 per share, which is equal to the estimated value per share, and, subject to certain exceptions as more fully described in the Share Repurchase Program, the price paid for shares redeemed under the Share Repurchase Program will be $7.65 per share, which is equal to 90% of the estimated value per share.
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
The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events, including but not limited to, changes to commercial real estate values, particularly healthcare-related commercial real estate, changes in market interest rates for commercial real estate debt investments, changes in capitalization rates, rental and growth rates, changes in laws or regulations impacting the healthcare industry, demographic changes, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on our common stock, repurchases of our common stock, changes in the number of shares of our common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and the factors specified these risk factors. There is no assurance that the methodologies used to estimate value per share would be acceptable to the Financial Industry Regulatory Authority, Inc., or FINRA, or in compliance with the Employment Retirement Income Security Act, or ERISA, guidelines with respect to their reporting requirements.
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
We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in investment activity, and our decision to hedge against interest rate risk might not be effective.
We receive a significant portion of our revenues by leasing assets under long-term triple-net leases that generally provide for fixed rental rates subject to annual escalations, while certain of our borrowings are floating rate obligations. The generally fixed rate nature of a significant portion of our revenues and the variable rate nature of certain of our borrowings creates interest rate risk. Although our operating assets provide a partial hedge against interest rate fluctuations, if interest rates rise, the costs of our existing floating rate borrowings and any new borrowings that we incur would increase. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, or increase the cost of financing our investment activity. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.
We may seek to manage our exposure to interest rate volatility with hedging arrangements that involve additional risks, including the risks that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may cause us to pay higher interest rates on our debt obligations than otherwise would be the case. Moreover, no amount of hedging activity can fully insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect our results of operations and financial condition.
Risks Related to Our Advisor
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor.
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor. Stockholders must rely entirely on the management abilities of our Advisor and the oversight of our board of directors. Our Advisor and its affiliates receive fees in connection with transactions involving the origination, acquisition, management and sale of our investments regardless of their quality or performance or the services provided. As a result, our Advisor may be incentivized to take actions that increase the amount of fees payable to it. In addition, our Sponsor, the parent company of our Advisor, is an internally-managed REIT and manages capital on behalf of itself, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies and therefore faces assorted conflicts of interest that may influence its actions. Refer to “—Risks Related to Conflicts of Interest” below.
The loss of or the inability to obtain key investment professionals at our Sponsor or its affiliates could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of stockholders’ investments.
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor or its affiliates, such as Messrs. Barrack, Saltzman, Hedstrom, Traenkle, Tangen, Welch, Sanders, Gatenio, Jeanneault, Saracino and Bath and Ms. Harrington, among others, each of whom would be difficult to replace. We cannot assure stockholders that they will continue to be associated with our Sponsor or its affiliates in the future. If any of these persons were to cease their association with us or our Sponsor or its affiliates, our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to hire and retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with our Sponsor.
Our future success depends, to a significant extent, upon the continued services of key personnel of our Sponsor, such as Messrs. Barrack, Saltzman, Hedstrom, Traenkle, Tangen, Welch, Sanders, Gatenio, Jeanneault, Saracino and Bath and Ms. Harrington. We do not have employment agreements with any of our executive officers. If the management agreement with our Advisor were to be terminated, we may lose the services of our executive officers and other of our Sponsor’s investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by our Sponsor, such individual may also no longer serve as one of our executive officers. Any change in our Sponsor’s relationship with any of our executive officers may be disruptive to our business and hinder our ability to implement our business strategy. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of their continued employment with our Sponsor or its ability to employ them in the future. The loss of services of certain of our executive officers could harm our business and our prospects.
Colony NorthStar, our Sponsor and the parent company of our Advisor, completed its mergers with Colony and NorthStar Realty, which could have an adverse impact on our business.
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
Uncertainty about the effect of the mergers on employees, clients and business of Colony NorthStar may have an adverse effect on Colony NorthStar and subsequently on us and the other Managed Companies following the mergers. These uncertainties could disrupt Colony NorthStar’s business and impair its ability to attract, retain and motivate key personnel, and cause clients and others that deal with Colony NorthStar to seek to change existing business relationships, cease doing business with Colony NorthStar or cause potential new clients to delay doing business with Colony NorthStar. Retention and motivation of certain employees may be challenging due to the uncertainty and difficulty of integration or a desire not to remain with Colony NorthStar. We have experienced turnover in our management indirectly as a result of the mergers. As a result of the foregoing, management of our company may be adversely affected. Further, the completion of the mergers may give rise to additional conflicts of interest and competition for investment opportunities among Colony NorthStar, us and the other Managed Companies.
Any adverse changes in our Sponsor’s financial health, the public perception of our Sponsor, or our relationship with our Sponsor or its affiliates could hinder our operating performance and the return on stockholders’ investment.
We have engaged our Advisor to manage our operations and our investments. Neither we nor our Advisor has any employees and our Advisor utilizes the personnel of our Sponsor and its affiliates to perform services on its behalf for us. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Sponsor and its affiliates as well as our Sponsor’s investment professionals in the identification and origination or acquisition of investments, the determination of any financing arrangement, the management of our assets and operation of our day-to-day activities.
Because our Sponsor is a publicly-traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor or other Managed Companies that are publicly traded, such as NorthStar Realty Europe Corp. (NYSE: NRE) or Colony NorthStar Credit Real Estate, Inc. (NYSE: CLNC), could result in an adverse effect on our ability to acquire or dispose of assets and obtain financing from third parties on favorable terms. Any adverse changes in our Sponsor’s financial condition or our relationship with our Sponsor, our Advisor and their respective affiliates could hinder our Advisor’s ability to successfully manage our operations and our portfolio of investments.
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
While our Sponsor has incurred substantial costs and devoted significant resources to support our business, as of December 31, 2017, our Sponsor has only invested $5.5 million in us through the purchase by its subsidiary (previously a subsidiary NorthStar

Realty) of 610,339 shares of our common stock including amounts related to its obligation under the distribution support agreement that terminated in connection with the completion of our Offering. As a result, our Sponsor has minimal exposure to loss in the value of our shares. Without greater exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their sponsored companies.
If we terminate our advisory agreement with our Advisor, we may be required to pay significant fees to an affiliate of our Sponsor, which will reduce cash available for distribution to stockholders.
Upon termination of our advisory agreement for any reason, including for cause, our Advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination. In addition, should we borrow money from an affiliate of our Sponsor under the Sponsor Loan, all of such borrowings would become immediately due and payable upon a termination of our Advisor. The NorthStar Healthcare Income OP Holdings, LLC, or the Special Unit Holder, may also be entitled to a one-time payment upon redemption of the special units (based on an appraisal or valuation of our portfolio) in the event that the Special Unit Holder would have been entitled to a subordinated distribution had the portfolio been liquidated on the termination date. If special units are redeemed pursuant to the termination of our advisory agreement, there may not be cash from the disposition of assets to make a redemption payment; therefore, we may need to use cash from operations, borrowings or other sources to make the payment, which will reduce cash available for distribution to stockholders.
If we internalize our management functions, stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Advisor’s assets and/or to directly employ the personnel our Advisor or its affiliates use to perform services for us. Pursuant to our advisory agreement, we may not pay consideration to acquire our Advisor unless all of the consideration is payable in shares of our common stock and held in escrow by a third party and not released to our Advisor (or an affiliate thereof) until certain conditions are met. The payment of such consideration could result in dilution of the interests of stockholders and could reduce the net income and Modified Funds from Operations, or MFFO, attributable to our common stock.
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
Our executive officers and our Advisor’s and its affiliates’ key professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.
Our executive officers and the key investment professionals relied upon by our Advisor are also officers, directors and managers of certain of the Managed Companies. Our Advisor and its affiliates, directly or indirectly, receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Advisor and its affiliates, including our Advisor’s investment committee. Among other matters, these compensation arrangements could affect their judgment with respect to:

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

•	sales of investments, which may entitle our Advisor to disposition fees;

•
borrowings to originate or acquire debt or healthcare-related securities investments, which borrowings which historically increased the acquisition fees and asset management fees payable to our Advisor;

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
The fees our Advisor receives in connection with transactions involving the acquisition or origination of an asset were based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. In addition, the Special Unit Holder, an affiliate of our Advisor, may be entitled to certain distributions subject to our stockholders receiving a 6.75% cumulative, non-compounded annual pre-tax return. This may influence our Advisor and its affiliates’ key professionals to recommend riskier transactions to us.
In addition to the management fees we pay to our Advisor, we reimburse our Advisor for costs and expenses incurred on our behalf, including indirect personnel and employment costs of our Advisor and its affiliates and these costs and expenses may be substantial.
We pay our Advisor substantial fees for the services it provides to us and we also have an obligation to reimburse our Advisor for costs and expenses it incurs and pays on our behalf. Subject to certain limitations and exceptions, we reimburse our Advisor for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor, and its affiliates, which may include certain executive officers of our Advisor and its affiliates, as well as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. The costs and expenses our Advisor incurs on our behalf, including the compensatory costs incurred by our Advisor and its affiliates, can be substantial. There are conflicts of interest that arise when our Advisor makes allocation determinations. For the year ended December 31, 2017, our Advisor allocated $11.2 million in costs and expenses to us.  Our Advisor could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
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
Professionals acting on behalf of our Advisor that perform services for us, including Messrs. Messrs. Barrack, Saltzman, Hedstrom, Traenkle, Tangen, Welch, Sanders, Gatenio, Jeanneault, Saracino and Bath and Ms. Harrington are also executive officers or employees of our Sponsor and/or certain other Managed Companies. As a result of their interests in other Colony NorthStar entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Advisor and its affiliates, the other Managed Companies and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.
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
We rely on our Advisor’s and its affiliates’ investment professionals to identify suitable investment opportunities for our company as well as the other Managed Companies. Our investment strategy may be similar to that of, and may overlap with, the investment strategies of the other Managed Companies, as well as other companies, funds or vehicles that may be co-sponsored, co-branded and co-founded by, or subject to a strategic relationship between, our Sponsor or one of its affiliates, on the one hand, and a strategic or joint venture partner of our sponsor, or a partner, on the other. Therefore, many investment opportunities sourced by our Advisor or its affiliates or one or more of its partners that are suitable for us may also be suitable for other Managed Companies.
Our Advisor has adopted an allocation policy that provides that all investment opportunities sourced by associated persons of our Advisor are allocated among funds, vehicles or other strategic partners of Colony NorthStar based upon investment objectives, dedicated mandates, restrictions, risk profile and other relevant characteristics. In doing so, the Advisor considers, among other factors, the following:

•	investment objectives, dedicated mandates, strategy and criteria;

•	current and future cash requirements of the investment and the client;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each client;

•	anticipated cash flow of the investment to be acquired;

•	income tax effects of the investment;

•	the size of the investment;

•	the amount of funds available for investment;

•	ramp-up or draw-down periods;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of the client, if applicable;

•	legal, regulatory or tax considerations, including any conditions of an exemptive order; and

•	affiliate and/or related party considerations.
A dedicated mandate may cause some clients of Colony NorthStar to have priority over certain other clients of Colony NorthStar for certain investments.
If, after consideration of the relevant factors, our Advisor and its affiliates determine that such investment is equally suitable for more than one company, the investment will be allocated on a rotating basis. If, after an investment has been allocated to a particular company, including us, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Advisor and its affiliates, more appropriate for a different entity to fund the investment, our Advisor and its affiliates may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Advisor and its affiliates may determine to allow more than one client, including us, and Colony NorthStar to co-invest in a particular investment. In discharging its duties under this allocation policy, our Advisor and its affiliates endeavor to allocate all investment opportunities among the Managed Companies and Colony NorthStar in a manner that is fair and equitable over time.

While these are the current procedures for allocating investment opportunities, Colony NorthStar or its affiliates may sponsor or co-sponsor additional investment vehicles in the future and, in connection with the creation of such investment vehicles or otherwise, our Advisor and its affiliates may revise this allocation policy. The result of such a revision to the allocation policy may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by our Advisor and its affiliates and/or partners, thereby reducing the number of investment opportunities available to us. Changes to the investment allocation policy that could adversely impact the allocation of investment opportunities to us in any material respect may be proposed by our Advisor and must be approved by our board of directors. In the event that our Advisor adopts a revised investment allocation policy that materially impacts our business, we will disclose this information in the reports we file publicly with the SEC, as appropriate.
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
Risks Related to Our Company and Corporate Structure
We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
In the ordinary course of business, we are subject to the risk of substantial litigation and face significant regulatory oversight. Such litigation and proceedings, including, among others, potential regulatory actions and shareholder class action suits, may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could negatively impact our cash flow, financial condition, results of operations and the value of our common stock.
In addition, we may be exposed to litigation or other adverse consequences where investments perform poorly and our investors experience losses. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to pursue investment opportunities. As a result, allegations of improper conduct by private litigants or regulators, regardless of merit and whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us or our investment activities, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the SEC. We could also become the subject of scrutiny should negative perceptions develop regarding non-traded REITs.
Various proceedings against other non-traded REITs have resulted in increased regulatory scrutiny from the SEC, FINRA and state regulators regarding non-traded REITs. In addition, certain non-traded REIT sponsors have recently been the subject of federal investigations, as widely reported in the press. The increased media attention and negative publicity surrounding these matters may adversely impact capital raising in the non-traded industry. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive, harmful to our reputation and be distracting to our management.
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
Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.
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
In addition, the Special Unit Holder, is an affiliate of our Advisor and, as the special limited partner in our operating partnership may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. In addition, through our Sponsor’s long-term partnership with Mr. Flaherty, Mr. Flaherty is entitled to receive one-third of any distributions received by the Special Unit Holder upon the disposition of certain of our operating partnership’s assets. The Special Unit Holder will only become entitled to the compensation after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to stockholders to the extent such return exceeds 6.75%.
Risks Related to Our REIT Tax Status
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

•
If a domestic TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the TCJA imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization).

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
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. Finally, no more than 25% of our assets may consist of debt instruments that are issued by “publicly offered REITs” and could not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.

Modification of the terms of our debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.
Our debt and healthcare‑related securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our debt and the mortgage loans underlying the healthcare‑related securities in which we may invest may be modified to avoid taking title to a property. Under Treasury Regulations, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities representing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test. Debt obligations secured by a mortgage on both real and personal property are treated as a real estate asset for purposes of the 75% asset test, and interest thereon is treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.
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
We may satisfy the 90% distribution test with taxable distributions of our common stock. On August 11, 2017, the IRS issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Internal Revenue Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our common stock, if we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the full amount of the dividend, as income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
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
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, under the recently enacted TCJA, REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Additionally, without further legislative action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate distributions could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified distributions, which could adversely affect the value of the stock of REITs, including our common stock.
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
We have formed a TRS lessee to lease our senior housing facilities that are “qualified health care properties.” Our TRS lessee will be subject to federal and state income tax on its taxable income, which will consist of the revenues from the senior housing facilities leased by the TRS lessee, net of the operating expenses for such properties and rent payments to us. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the TCJA imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). Accordingly, the ownership of our TRS lessee will allow us to participate in the operating income from our properties leased to our TRS lessee on an after-tax basis in addition to receiving rent. The after-tax net income of the TRS lessee is available for distribution to us. The REIT rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will scrutinize all of our transactions with any TRS lessee to ensure that they are entered into on arm’s-length terms, but there can be no assurance that we will be able to comply to avoid application of the 100% excise tax.
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
The recently enacted TCJA makes significant changes to the federal income tax laws for taxation of individuals and corporations. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.
If stockholders fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, stockholders could be subject to criminal and civil penalties.
Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of ERISA, including pension or profit sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal Revenue Code, including Individual Retirement Accounts, or IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as “Benefit Plans”). If stockholders are investing the assets of any Benefit Plan, stockholders should consult with their own counsel and satisfy themselves that:

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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our healthcare real estate property investments are a part of our healthcare real estate equity segment and are described under Item 1. “Business.” The following table presents information with respect to our properties, excluding properties owned through unconsolidated joint ventures, as of December 31, 2017 (dollars in thousands):

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Lease Expiration Date(3)	Gross Carrying Value(4)	Borrowings
Net Lease Portfolio
Bellevue, WA	125,700	130	100%	CCRC	Feb-22	$34,808	$30,900
Bohemia, NY	73,000	130	100%	ALF	Aug-29	32,223	24,589
Cheektowaga, NY	81,953	100	100%	ALF	Oct-20	12,613	8,403
Clinton, CT	25,332	52	100%	MCF	Oct-20	5,917	6,117
Dana Point, CA	275,106	181	100%	CCRC	Feb-22	47,857	32,757
Hauppauge, NY	84,000	119	100%	ALF	Aug-29	21,932	14,918
Islandia, NY	192,000	218	100%	ALF	Aug-29	45,853	36,658
Jericho, NY	55,000	105	100%	ALF	Aug-29	21,843	16,242
Kalamazoo, MI	248,610	213	100%	CCRC	Feb-22	36,881	34,800
Oklahoma City, OK	237,248	213	100%	CCRC	Feb-22	10,047	3,000
Palm Desert, CA	258,020	246	100%	CCRC	Feb-22	45,565	20,619
Sarasota, FL	497,454	280	100%	CCRC	Feb-22	79,824	74,584
Skaneateles, NY	13,233	14	100%	ALF	Oct-20	3,000	2,039
Smyrna, GA	26,500	63	100%	MCF	Oct-20	10,401	6,858
Senior Housing Operating Portfolio(5)
Albany, OR	30,868	50	100%	ALF	NA	7,597	8,900
Alexandria, VA	209,354	209	97%	ILF	NA	50,322	45,225
Apple Valley, CA	116,365	130	100%	ILF	NA	25,987	21,850
Auburn, CA	90,494	110	100%	ILF	NA	20,447	24,685
Austin, TX	102,885	130	100%	ILF	NA	23,957	27,180
Bakersfield, CA	106,640	126	100%	ILF	NA	23,150	17,249
Bangor, ME	111,000	117	100%	ILF	NA	26,110	21,998
Bellingham, WA	86,615	120	100%	ILF	NA	21,599	24,426
Churchville, NY	78,110	77	97%	ILF	NA	8,037	6,575
Clovis, CA	99,849	118	100%	ILF	NA	23,659	19,223
Columbia, MO	105,948	121	100%	ILF	NA	25,385	23,258
Corpus Christi, TX	118,671	132	100%	ILF	NA	22,791	19,058
Crystal Lake, IL	195,405	207	97%	ALF	NA	36,139	27,630
Denver, CO	176,263	216	97%	ALF	NA	39,640	21,193
East Amherst, NY	100,997	116	100%	ILF	NA	21,449	18,983
El Cajon, CA	77,930	105	100%	ILF	NA	17,307	21,504
El Paso, TX	95,517	121	100%	ILF	NA	16,181	12,510
Fairport, NY	126,927	120	100%	ILF	NA	21,008	16,928
Fenton, MO	95,007	114	100%	ILF	NA	24,972	25,155
Frisco, TX	228,471	202	97%	ILF	NA	40,281	19,755
Frisco, TX	45,130	51	97%	ALF	NA	13,725	—
Grand Junction, CO	124,174	144	100%	ILF	NA	29,125	19,965
Grand Junction, CO	79,778	103	100%	ILF	NA	13,959	10,230
Grapevine, TX	97,796	116	100%	ILF	NA	20,585	22,883
Greece, NY	51,978	78	97%	ALF	NA	18,847	—
Greece, NY	195,840	216	97%	ILF	NA	32,998	26,833
Groton, CT	119,474	162	100%	ILF	NA	26,088	18,029

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Lease Expiration Date(3)	Gross Carrying Value(4)	Borrowings
Guilford, CT	142,136	131	100%	ILF	NA	35,061	24,895
Henrietta, NY	158,959	136	97%	ILF	NA	18,002	11,881
Independence, MO	161,517	200	97%	ILF	NA	19,034	15,600
Joliet, IL	117,357	114	100%	ILF	NA	25,141	15,278
Kennewick, WA	105,268	120	100%	ILF	NA	20,279	7,865
Las Cruces, NM	113,874	131	100%	ILF	NA	16,881	11,461
Leawood, KS	48,470	70	100%	ALF	NA	8,176	—
Lees Summit, MO	122,917	126	100%	ILF	NA	22,435	27,855
Lodi, CA	96,251	119	100%	ILF	NA	24,159	20,605
Milford, OH	145,896	124	97%	ILF	NA	16,852	18,760
Millbrook, NY	231,695	173	97%	ILF	NA	30,169	24,825
Normandy Park, WA	98,206	109	100%	ILF	NA	19,101	16,628
Palatine, IL	161,700	135	100%	ILF	NA	28,415	20,604
Penfield, NY	108,533	200	97%	ALF	NA	21,558	12,502
Penfield, NY	86,200	87	97%	ILF	NA	10,458	10,918
Plano, TX	106,868	115	100%	ILF	NA	17,379	16,485
Port Townsend, WA	106,585	120	100%	ALF	NA	23,073	17,016
Renton, WA	88,162	111	100%	ILF	NA	23,522	19,513
Rochester, NY	242,430	220	97%	ILF	NA	34,318	21,444
Rochester, NY	89,843	95	97%	ALF	NA	12,829	5,341
Roseburg, OR	44,750	63	100%	ALF	NA	12,294	12,590
Sandy, OR	72,619	84	100%	ALF	NA	18,308	14,360
Sandy, UT	103,449	116	100%	ILF	NA	22,065	16,185
Santa Barbara, CA	27,217	44	100%	MCF	NA	18,093	3,500
Santa Rosa, CA	120,553	116	100%	ILF	NA	31,830	28,630
Southfield, MI	296,756	343	97%	ILF	NA	15,219	9,000
Spring Hill, KS	28,116	48	100%	ALF	NA	7,143	—
St. Petersburg, FL	407,128	528	97%	ILF	NA	56,843	40,746
Sun City West, AZ	200,553	195	100%	ILF	NA	32,430	26,306
Tacoma, WA	149,856	157	100%	ILF	NA	40,840	30,787
Tarboro, NC	187,150	178	97%	ILF	NA	22,078	22,575
Tuckahoe, NY	110,000	126	97%	ILF	NA	32,401	36,915
Tucson, AZ	378,025	412	97%	ILF	NA	70,422	66,225
Victor, NY	228,501	182	97%	ILF	NA	34,384	27,174
Victor, NY	85,455	45	97%	ILF	NA	14,127	12,355
Wenatchee, WA	128,905	136	100%	ALF	NA	31,543	19,600
Undeveloped Land
Bellevue, WA	—	—	100%	NA	NA	14,200	—
Kalamazoo, MI	—	—	100%	NA	NA	100	—
Crystal Lake, IL	—	—	97%	NA	NA	810	—
Milford, OH	—	—	97%	NA	NA	2,139	—
Millbrook, NY	—	—	97%	NA	NA	1,050	—
Penfield, NY	—	—	97%	NA	NA	534	—
Rochester, NY	—	—	97%	NA	NA	548	—
	10,362,542	10,984				$1,966,352	$1,520,133
_________________________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based predominant type.

(2)	Classification based on predominant services provided, but may include other services.

(3)
Based on initial lease term of the operator for our net lease properties. Our senior housing operating portfolio properties are owned and operated by us, and as such, do not have property level tenant leases with third parties. For ILFs within our senior housing operating portfolio, individual units’ initial lease terms are generally less than one year with month-to-month renewal options.

(4)
Represents operating real estate before accumulated depreciation as presented in our consolidated financial statements and excludes purchase price allocations related to net intangibles and other assets and liabilities as of December 31, 2017. Refer to “Note 3. Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”

(5)	Excludes one property in which we hold a Remainder Interest in 14 condominium units.
As of December 31, 2017, none of our properties had a carrying value equal to or greater than 10% of our total assets. Refer to the “Operators and Managers” section of Part I, Item 1. “Business” for property operator and tenant information.
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
On December 20, 2017, upon the recommendation of the audit committee of our board of directors, our board of directors, including all of our independent directors, approved and established an estimated value per share of our common stock of $8.50 as of June 30, 2017, or the Valuation Date. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares of our common stock outstanding, in each case as of the Valuation Date. The information used to generate the estimated value per share, including market information, investment- and property-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date.
As of the Valuation Date, (i) the estimated value of our healthcare real estate properties was $2.1 billion, compared with an aggregate initial purchase price, including subsequent capital expenditures, of $1.9 billion, (ii) the estimated value of our healthcare real estate investments held through unconsolidated joint ventures was $501.9 million, compared with an aggregate equity contribution, including subsequent capital contributions, of $493.4 million, (iii) the estimated value of our healthcare-related commercial real estate debt investment was $71.3 million, compared with an aggregate outstanding principal amount of $75.0 million, (iv) the estimated value of our healthcare securities investment was $31.5 million, which is equal its carrying value and (v) the estimated value of our healthcare real estate liabilities was $1.27 billion, compared with an aggregate outstanding principal amount of $1.31 billion.
For additional information on the methodology used in calculating our estimated value per share as of June 30, 2017, refer to our Current Report on Form 8-K filed with the SEC on December 26, 2017.
It is currently anticipated that our next estimated value per share will be based upon our assets and liabilities as of June 30, 2018 and such value will be included in a Current Report on Form 8-K or such other filing with the SEC. We intend to continue to publish an updated estimated value per share annually.
Stockholders
As of March 29, 2018, we had 37,905 stockholders of record.

Distributions
The following table summarizes distributions declared for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2017
First Quarter	$14,228	$16,669	$30,897
Second Quarter	14,557	16,804	31,361
Third Quarter	14,899	16,873	31,772
Fourth Quarter	15,082	16,691	31,773
Total	$58,766	$67,037	$125,803

2016
First Quarter	$13,408	$16,827	$30,235
Second Quarter	13,580	16,915	30,495
Third Quarter	13,974	17,120	31,094
Fourth Quarter	14,261	17,057	31,318
Total	$55,223	$67,919	$123,142

2015
First Quarter	$8,023	$10,143	$18,166
Second Quarter	8,772	11,068	19,840
Third Quarter	10,142	12,791	22,933
Fourth Quarter	12,035	15,297	27,332
Total	$38,972	$49,299	$88,271
_________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The purchase price per share under our Initial DRP was $9.50. In connection with its determination of the offering price for shares of our common stock in our Follow-on Offering, the board of directors determined that distributions may be reinvested in shares of our common stock at a price of $9.69 per share, which was approximately 95% of the offering price of $10.20 per share established for purposes of our Follow-on Offering. In April 2016, in connection with its determination of the estimated value of our shares of common stock as of December 31, 2015, the board of directors determined that distributions may be reinvested in shares of our common stock at a price equal to the most recent estimated value per share of our shares of common stock. From April 2016 to December 2016, the purchase price per share under our DRP was $8.63 per share, which was equal to the estimated value per share of our shares of common stock as of December 31, 2015. From December 2016 to December 2017, the purchase price per share under our DRP was $9.10 per share, which was equal to the estimated value per share of our shares of common stock as of June 30, 2016. In December 2017, the purchase price per share under our DRP became $8.50 per share, which is equal to the estimated value per share as of June 30, 2017.
No selling commissions or dealer manager fees are paid on shares issued pursuant to our DRP. Our board of directors may amend or terminate our DRP for any reason upon ten-days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP.
For the period from April 5, 2013 through December 31, 2017, we issued 21.1 million shares totaling $194.0 million of gross offering proceeds pursuant to our DRP.
Our Initial Offering (including 8.6 million shares reallocated from our DRP) was completed on February 2, 2015 by raising $1.1 billion. All of the shares initially registered for our Initial Offering were issued.

We stopped accepting subscriptions for our Follow-on Offering on December 17, 2015 and all of the shares initially registered (including $159.5 million of shares reallocated from our DRP) for our Offering were issued on or before January 19, 2016. We registered an additional 30.0 million shares to be offered pursuant to our DRP beyond the completion of our Offering and continue to offer such shares.
Use of Proceeds from Registered Securities
On August 7, 2012, our registration statement on Form S-11 (File No. 333-170802), covering our Initial Offering of up to 110,526,315 shares of common stock was declared effective under Securities Act of 1933, as amended, or the Securities Act. We completed our Initial Offering on February 2, 2015 and all of the shares initially registered were issued.
On February 6, 2015, our registration statement on Form S-11 (File No. 333-199125), covering our Follow-on Offering of up to $700.0 million which included up to$500.0 million in shares pursuant to our Follow-on Primary Offering and up to $200.0 million in shares pursuant to our Follow-on DRP, was declared effective under the Securities Act. We offered shares of common stock pursuant to our Follow-on Offering at $10.20 per share with discounts available to certain categories of purchasers and shares of common stock pursuant to our DRP at $9.69 per share. We stopped accepting subscriptions for our Follow-on Offering on December 17, 2015 and all of the shares initially registered for our Offering were issued on or before January 19, 2016. We registered an additional 30.0 million shares to be offered pursuant to our DRP beyond the completion of our Offering and continue to offer such shares.
As of December 31, 2017, we issued the following shares of common stock and raised the following gross proceeds (dollars and shares in thousands):

	Shares(1)	Proceeds(1)
Primary Offering	173,438	$1,742,290
DRP	21,086	194,024
Total	194,524	$1,936,314
_______________________________________

(1)	Excludes shares repurchased.
From the commencement of our Offering through December 31, 2017, we incurred $117.5 million in selling commissions, $52.1 million in dealer manager fees and $11.5 million in other offering costs in connection with the issuance and distribution of our registered securities and $138.8 million of these costs have been reallowed to third parties.
From the commencement of our Offering through December 31, 2017, the net proceeds to us from our Offering, after deducting the total expenses incurred described above, were $1.6 billion. From the commencement of our Offering through December 31, 2017, including recycled capital, we used proceeds of $1.3 billion to purchase real estate equity investments, $219.4 million to acquire and originate real estate debt investments, $30.5 million to purchase a healthcare-related securities investment and $83.1 million to pay our Advisor acquisition fees. Additionally we used offering proceeds to make distribution to our stockholders. For additional information regarding distributions, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions Declared and Paid.”
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective August 7, 2012, as most recently amended in December 2017, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. A qualifying disability is a disability as such term is defined in Section 72(m)(7) of the Internal Revenue Code that arises after the purchase of the shares requested to be repurchased.
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
On December 20, 2017, our Board approved the following amendments to our Share Repurchase Program:

•
Limit the amount of shares that may be repurchased pursuant to our Share Repurchase Program (including repurchases in the case of death or qualifying disability) as follows: (a) for repurchase requests made during the calendar quarter ending December 31, 2017, $8.0 million in aggregate repurchases and (b) for repurchase requests made in 2018 and thereafter, the lesser of (1) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year, less shares repurchased during the current calendar year, or (2) the net proceeds received during the calendar quarter in which such repurchase requests were made from the sale of shares pursuant to our DRP;

•
Beginning with repurchases made in the calendar quarter ending March 31, 2018, the price paid for shares will be: (a) for shares repurchased in connection with a death or disability, the lesser of the price paid for the shares or the most recently published estimated net asset value per share, which is currently $8.50 and (b) for all other shares, 90.0% of the most recently published estimated value per share, which is currently $7.65; and

•
In the event all repurchase requests in a given quarter cannot be satisfied, we will first repurchase shares submitted in connection with a stockholder’s qualifying death or disability, and thereafter repurchase shares pro rata, and we will seek to honor any unredeemed shares in a future quarter (unless the stockholder withdraws its request).

To the extent that the aggregate DRP proceeds are less than the amount of repurchase requests, our board of directors may, if it determines in its sole discretion to accommodate all or a portion of the excess repurchase requests, choose to use other sources of funds.
For the year ended December 31, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	$—	—
February 1 to February 28	936,455	9.19	936,455	(1)
March 1 to March 31	—	—	—
April 1 to April 30	—	—	—
May 1 to May 31	1,152,784	9.23	1,152,784	(1)
June 1 to June 30	—	—	—
July 1 to July 31	—	—	—
August 1 to August 31	1,610,632	9.23	1,610,632	(1)
September 1 to September 30	—	—	—
October 1 to October 31	—	—	—
November 1 to November 30	2,027,028	9.20	2,027,028	(1)
December 1 to December 31	—	—	—
Total	5,726,899	$9.21	5,726,899
_______________________________________

(1)
Subject to funds being available, we limited the number of shares repurchased pursuant to our Share Repurchase Program during 2017 to: (i) 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; and (ii) those that could be funded from the net DRP proceeds in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors; provided, however, that the above volume limitations shall not apply to repurchases requested within two years after the death or qualifying disability of a stockholder. The limits under our Share Redemption Program were amended in December 2017, as described in further detail above.

As of December 31, 2017, we had no unfulfilled repurchase requests. As of March 29, 2018, we had a total of $12.1 million in unfulfilled repurchase requests. For additional information, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
Unregistered Sales of Equity Securities
During the three months ended December 31, 2017, we did not issue any equity securities that were not registered under the Securities Act. All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q and annual reports on Form 10-K.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013(1)
	(Dollars in thousands, except per share data)
Operating Data:
Resident fee income	$127,180	$102,915	$63,056	$14,511	$38
Rental income	155,700	132,108	28,456	8,038	488
Net interest income	14,141	18,970	17,763	7,490	375
Total revenues	299,916	255,578	111,216	30,039	901
Total expenses	404,149	334,887	149,791	34,125	3,471
Equity in earnings (losses) of unconsolidated ventures	(35,314)	(62,175)	(49,046)	(12,127)	—
Net income (loss)	(137,971)	(141,282)	(82,744)	(14,979)	(2,570)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(137,771)	(141,275)	(82,370)	(14,945)	(2,560)
Net income (loss) per share of common stock, basic/diluted	$(0.74)	$(0.77)	$(0.63)	$(0.38)	$(1.26)
Distributions declared per share of common stock	$0.68	$0.68	$0.68	$0.68	$0.50
________________________

(1)	We commenced operations in February 2013.

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$50,046	$223,102	$354,229	$267,672	$45,537
Operating real estate, net	1,852,428	1,571,980	832,253	259,409	53,969
Investments in unconsolidated ventures	325,582	360,534	534,541	215,175	—
Real estate debt investments, net	74,650	74,558	192,934	146,267	11,250
Senior housing mortgage loans held in a securitization trust, at fair value	545,048	553,707	—	—	—
Total assets	2,998,753	2,958,209	2,002,228	917,104	115,839
Mortgage and other notes payable, net	1,487,480	1,200,982	570,985	74,355	18,282
Senior housing mortgage obligations issued by a securitization trust, at fair value	512,772	522,933	—	—	—
Due to related party	1,046	219	443	755	1,141
Total liabilities	2,053,954	1,766,235	596,728	85,119	22,344
Total equity	944,799	1,191,974	1,405,500	831,985	93,495

	Years Ended December 31,
	2017	2016	2015	2014	2013(1)
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$7,858	$3,972	$(8,563)	$(1,920)	$(342)
Investing activities	(317,331)	(74,331)	(1,069,333)	(581,879)	(59,069)
Financing activities	136,417	(60,768)	1,164,453	805,934	104,746
________________________

(1)	We commenced operations in February 2013.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data” and the risk factors in Part I, Item 1A. “Risk Factors.” References to “we,” “us” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We were formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities and continuing care retirement communities. We also invest in other healthcare property types, including medical office buildings, hospitals, rehabilitation facilities and ancillary healthcare services businesses. Our investments are predominantly in the United States, but we also selectively make international investments.
We completed our initial public offering, or our Initial Offering, on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in our initial primary offering, or our Initial Primary Offering, and 2.0 million shares issued pursuant to our distribution reinvestment plan, or our DRP. In addition, we completed our follow-on offering, or our Follow-On Offering, on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in our follow-on primary offering, or our Follow-on Primary Offering, and 4.2 million shares issued pursuant to our DRP. We refer to our Initial Primary Offering and our Follow-on Primary Offering collectively as our Primary Offering and our Initial Offering and Follow-On Offering collectively as our Offering. In December 2015, we registered an additional 30.0 million shares to be offered pursuant to our DRP and continue to offer such shares. From inception through March 29, 2018, we raised total gross proceeds of $1.9 billion, including $204.9 million in DRP proceeds.
Our primary investment types are as follows:

•
Real Estate Equity - Our equity investments, which may be owned directly or through joint ventures, include independent living facilities, or ILF, assisted living facilities, or ALF, memory care facilities, or MCF, continuing care retirement communities, or CCRC, which we collectively refer to as senior housing facilities, skilled nursing facilities, or SNF, medical office buildings, or MOB, and hospitals. Our healthcare properties are typically operated under net leases or pursuant to management agreements with healthcare operators.

•	Real Estate Debt - Our debt investments may include mortgage loans or mezzanine loans to owners of healthcare real estate. As of December 31, 2017, we had one mezzanine loan.

•
Healthcare-Related Securities - Our securities investments may include commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties. As of December 31, 2017, we had one investment in a Freddie Mac securitization trust. We disposed of the investment in March 2018. Refer “—Recent Developments” for additional information.

2017 Highlights
Performance Summary
For the year ended December 31, 2017, the operating real estate in our consolidated equity investment portfolios experienced a slight decline in operational performance, on a same store basis. Generally, year-over-year declines in our senior housing operating portfolios, most notably in our Winterfell portfolio, were partially offset by gains in our net lease portfolios as a result of contractual rent increases. More specifically, senior housing operating performance was unfavorably impacted by the following:

•	Ongoing, industry-wide declines in occupancy and rate increases predominantly as a result of supply growth;

•	Tightening labor markets and select statutory wage increases resulting in expense increases for labor and benefits; and

•
Disruptions and related expenses due to operator transitions, particularly, but not limited to, the Kansas City portfolio (transition completed in June 2017, in conjunction with a conversion from a net lease structure to an operating portfolio) and Winterfell portfolio (transition completed in November 2017). In both cases, elevated expenses and operational disruptions resulted in diminution of operating performance during and after completion of the transitions.

In addition to the same-store consolidated portfolio described above, we closed on three new equity investments during the year ended December 31, 2017. Each of these new investments involved an operator transition to replace the in-place manager at the time of sale (in two cases, the seller of the portfolio was the previous manager). Although each of these transitions was contemplated and planned during the acquisition phase, the process of executing the operator transition has led to elevated expenses and operational disruptions.

Similarly, the operating real estate in our unconsolidated equity investment portfolios collectively experienced a modest decline in operational performance for the year ended December 31, 2017. Our unconsolidated investments include significant exposure to SNF, which have experienced challenges in the face of regulatory uncertainties, a deteriorating payor mix and lower average reimbursement rates, in addition to the labor market challenges faced by the senior housing sector. In particular, our investments in the Eclipse, Envoy and Espresso portfolios experienced adverse impacts related to occupancy and rate deterioration, which, in select instances, resulted in the need to execute operator transitions. Our investment in Griffin was unfavorably impacted by operational challenges its senior housing operating portfolio component, lower-than-targeted leasing coupled with tenant move-outs in its medical office building portfolio component, and unfavorable financing charges as a result of debt restructuring activities. These declines in operating performance were partially offset by year-over-year improvement in the Trilogy portfolio, which, though skilled nursing-focused, has experienced growth through development and the acquisition of additional ancillary businesses. These developments and acquisitions in Trilogy have utilized a significant amount of available cash, which has resulted in the portfolio not making distributions to its joint venture partners. Further, cash distribution holdbacks in the Espresso portfolio, and overall decreases in cash flow from our unconsolidated ventures continue to impact our liquidity position.
For additional information on financial results, refer to “—Results of Operations.”
Investments and Dispositions
The following table presents our investment activity for the year ended December 31, 2017 and from inception through December 31, 2017 (dollars in thousands):

	Year Ended December 31, 2017	From Inception through December 31, 2017
	Amount(1)	Amount(1)
Investment Type:
Real estate equity(2)	$372,350	$3,644,326
Real estate debt	—	220,887
Healthcare-related securities	—	57,514
Corporate investments	2	2
Total	$372,352	$3,922,729
_______________________________________

(1)	Includes initial purchase price, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation and subsequent capital expenditures.

(2)	Includes our proportionate interest in real estate held through joint ventures, including subsequent capital contributions.

•
In February 2017, we completed the acquisition of the Bonaventure portfolio, which is comprised of five ILF/ALFs totaling 453 units located in Oregon and Washington, for a purchase price of $98.9 million, funded with approximately $28.5 million of equity and five, ten-year fixed rate mortgage notes payable with a total principal balance of $72.5 million at a fixed interest rate of 4.66%.

•
In February 2017, we completed the acquisition of a 40 unit MCF located in Santa Barbara, California, for a purchase price of $19.4 million, funded with approximately $16.2 million of equity and $3.5 million of seller financing at a fixed interest rate of 6.0%.

•
In August 2017, we completed the acquisition of the Rochester portfolio for a purchase price of $204.0 million. The portfolio is comprised of nine ILF/ALFs totaling 1,307 units located in New York, as well as two land parcels. The acquisition was funded with approximately $88.0 million of equity and with seven ten-year floating rate mortgage notes payable, with total principal balance of $101.2 million, and the assumption of a mortgage through a national lender totaling $21.7 million. The joint venture is owned 97.0% by one of our subsidiaries and 3.0% by Watermark Retirement Communities. In addition, as part of the Rochester portfolio, the Company subsequently closed on a 45 unit ILF upon the completion of its construction in the fourth quarter of 2017. The total purchase price of the facility was $14.1 million, which include $1.8 million in contingent consideration which may be payable dependent upon the future operating performance of the portfolio. The purchase price, less the contingent consideration, was 100.0% seller-financed at a fixed interest rate of 6.0%. No additional equity was contributed, other than closing costs.

Liquidity, Capital and Dividends

•
In October 2017, we obtained a revolving line of credit from an affiliate of our Sponsor, for up to $15.0 million at an interest rate of 3.5% plus LIBOR, or our Sponsor Line, to provide additional short-term liquidity. The Sponsor Line has an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million.

•	In November 2017, we obtained supplemental loan financing on our Fountains Portfolio, totaling $75.4 million at a fixed interest rate of 5.56%.

•
In December 2017, we obtained a corporate credit facility with Key Bank, or the Corporate Facility, for up to $25.0 million at interest rates ranging between 2.5% and 3.5% plus LIBOR. The Corporate Facility has a three year term.

•
In December 2017, our advisory agreement was amended with the following changes: (1) our Advisor will no longer receive an acquisition fee in connection with acquisitions of real property or debt investments; and (2) our Advisor’s monthly asset management fee will be equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value, subject to adjustment in certain circumstances, with $2.5 million per calendar quarter of such fee paid in shares of our common stock.

•	In December 2017, our board of directors approved a daily cash distribution of $0.000924658 per share of common stock for each of the three months ended March 31, 2018.

•	In December 2017, our board of directors approved the following amendments to our Share Repurchase Program:

•
limiting the amount of shares that may be repurchased pursuant to our Share Repurchase Program (including repurchases in the case of death or qualifying disability) as follows: (a) for repurchase requests made during the calendar quarter ending December 31, 2017, $8.0 million in aggregate repurchases and (b) for repurchase requests made in 2018 and thereafter, the lesser of (1) 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year, less shares repurchased during the current calendar year, or (2) the net proceeds received during the calendar quarter in which such repurchase requests were made from the sale of shares pursuant to our DRP;

•
beginning with repurchases made in the calendar quarter ending March 31, 2018, the price paid for shares will be: (a) for shares repurchased in connection with a death or disability, the lesser of the price paid for the shares or the most recently published estimated net asset value per share, which is currently $8.50 and (b) for all other shares, 90.0% of the most recently published estimated value per share, which is currently $7.65; and

•
in the event all repurchase requests in a given quarter cannot be satisfied, we will first repurchase shares submitted in connection with a stockholder’s qualifying death or disability and thereafter repurchase shares pro rata, and we will seek to honor any unredeemed shares in a future quarter (unless the stockholder withdraws its request).

•
In December 2017, upon the recommendation of the audit committee, our board of directors, including all of our independent directors, approved and established an estimated value per share of our common stock of $8.50 as of June 30, 2017.

Portfolio

•	In June 2017, we converted the Kansas City portfolio from a net lease portfolio to an operating facility, for which we entered into a new management agreement with a third party manager, ISL.

•	In November 2017, we completed the transition of operations of the Winterfell portfolio from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice.

•
During the year ended December 31, 2017, we also transitioned operations of the acquired Rochester portfolio and Oak Cottage portfolio, and commenced the transition of operations of the Bonaventure portfolio, which was planned in connection with the acquisition.

Sources of Operating Revenues and Cash Flows
We generate revenues from resident fees, rental income and net interest income. Resident fee income from our senior housing operating facilities is recorded when services are rendered and includes resident room and care charges and other resident charges. Rental income is generated from our real estate for the leasing of space to various types of healthcare operators/tenants. Net interest income is generated from our debt and securities investments. Additionally, we report our proportionate interest of revenues and expenses from unconsolidated joint ventures, which own healthcare real estate, through equity in earnings (losses) of unconsolidated ventures on our consolidated income statements.
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see “Non-GAAP Financial Measures-Funds from Operations and Modified Funds from Operations” for a description of these metrics) to evaluate the profitability and performance of our business.

Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. With the national unemployment rate lowered to 4.1% as of December and fourth quarter GDP growth of 2.6%, overall macroeconomic conditions remain strong. The Federal Reserve’s December 2017 decision to raise the federal funds rate for the fifth time in almost a decade reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief the labor market is close to or already at full employment resulting in wage growth and consumer confidence. Market participants expect additional rate increases in 2018, and while higher interest rates may potentially reduce investor demand in the broader commercial real estate market, we expect real estate prices and returns to remain attractive while inflation is targeted to remain at 2.0% in the near term.
Market volatility and rising Treasury rates may increase downward pressure on the markets, however economic and earnings fundamentals remain strong, signaling a healthy continuation of the bull market. Additionally, the reduction of U.S. corporate tax rates is widely seen as a positive catalyst for U.S. equities and the overall market in 2018. Following a year of political uncertainty given the unexpected results of the Brexit referendum and the U.S. presidential election, strong corporate earnings have overshadowed these political headwinds, providing fundamental support for record stock valuations in the United States and Europe. Despite the initial volatility following both events, since the U.S. presidential election in 2016 the S&P 500 has increased nearly 24% and the Dow Jones Industrial Average has surpassed 24,000, for the first time and is up more than 6,000 points as of December 31, 2017. In addition, benchmark 10-year interest rates in several other key global economies, including England, Germany and Japan, have recently trended to positive territory, signaling normalized market conditions while many global central banks continue to ease monetary policy to combat low inflation and economic stagnation. The pace of these changes may create volatility in global debt and equity markets and at the same time, the Federal Reserve experiences increased pressure to raise interest rates and reduce its large balance sheet holdings of financial instruments acquired during the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including potential U.S. corporate and personal tax reform, infrastructure spending, healthcare reform and new trade policies, may also have a considerable impact on the trajectory of the U.S. and global economies over the next few years.
Commercial real estate fundamentals remain relatively healthy across U.S. property types. Given certain dynamics in the current market including (i) the continuing strength of the economy; (ii) a low interest rate environment; (iii) low relative new commercial real estate supply; and (iv) robust international demand for U.S. commercial real estate, we expect real estate values to trend positively due to increased property-level net operating income, strong transaction volume or a combination of both. Although commercial real estate transaction volume slowed slightly during 2017, property valuations remain at all-time highs across property sectors. Extreme weather events and natural disasters have had a devastating effect on real estate in impacted markets, both commercial and residential, in 2017. Hurricanes Harvey, Irma, Jose, and Maria have preliminary total cost estimates of up to $200 billion. More recently, wildfires in northern California have left significant damage to hotels, retirement communities and trailer parks. Projected costs and the impact on loans secured by properties in these regions and other regions subject to natural disasters remain uncertain. The rise in interest rates may present new challenges to the commercial mortgage market as well, although rising property values and potential net operating income growth should continue to make the commercial real estate sector an attractive financing proposition. Despite the highest quarterly issuance in three years during the fourth quarter 2017, overall CMBS issuance remains below pre-crisis levels due in part to uncertainty around the Dodd-Frank risk retention rules and capital requirements for banks. Given these trends, traditional capital sources may lack sufficient lending capacity to absorb the high refinancing demand, which may provide attractive lending opportunities for new market participants such as alternative investment platforms, REITs and insurance companies. Overall, economic and industry trends should support robust commercial real estate investment activity, providing attractive investment opportunities for commercial real estate capital providers with strong balance sheets and high underwriting standards.
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
Overall, healthcare REITs have underperformed the broader REIT sector throughout 2017. Publicly traded healthcare REITs have experienced decreases in stock price as underlying same-store metrics and coverage ratios were generally below expectations and guidance on performance was cautious. However, we believe longer-term demographics remain favorable, with potential upside for future increases to valuations.

We believe owners and operators of senior housing facilities and other healthcare properties may benefit from demographic and economic trends, specifically the aging of the United States population whereby Americans aged 65 years old and older are expected to increase from 47.8 million in 2015 to 79.2 million in 2035 (source: U.S. Census Bureau 2014 National Population Projections), and the increasing demand for care for seniors outside of their homes. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. Healthcare spending in the U.S. is projected to increase from $2.6 trillion in 2010 to $4.1 trillion in 2020 (source: CMS) and, as healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare, and senior housing facilities, such as ALF, MCF, SNF and ILF, are generally more cost effective than higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings. The growth in total demand for healthcare, cost constraints, new regulations, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system.
Our SNF operators receive a majority of their revenues from governmental payors, primarily Medicare and Medicaid. Changes in reimbursement rates and limits on the scope of services reimbursed to SNFs could have a material impact on a SNF operator’s liquidity and financial condition. SNF operators are currently facing various operational, reimbursement, legal and regulatory challenges due to, among other things, increased wages and labor costs, narrowing of referral networks, shorter lengths of stay, staffing shortages, expenses associated with increased government investigations, enforcement proceedings and legal actions related to professional and general liability claims. With a dependence on government reimbursement as the primary source of their revenues, SNF operators are also subject to intensified efforts to impose pricing pressures and more stringent cost controls, through value-based payments, managed care and similar programs, which could result in lower daily reimbursement rates, lower lease coverage, decreased occupancies and declining operating margins.
Further third-party payor rules and regulatory changes that are being implemented by the federal and even some state governments and commercial payors to improve quality of care and control healthcare spending may continue to affect reimbursement and increase operating costs to our operators and tenants. For example, CMS updated Medicare payments to SNFs by 1.0% under the prospective payment system (PPS) for federal fiscal year 2018, as compared to the 2.4% increase for the federal fiscal year 2017. CMS has also implemented quality reporting programs and SNFs that fail to submit the required quality data to CMS are subject to payment reductions. Further, in 2016, CMS adopted new regulations, or the Final Rule, that significantly revised the conditions of participation in Medicare and Medicaid for long-term care providers. Phase 2 of the Final Rule became effective on November 28, 2017 and Phase 3 becomes effective November 28, 2019.  Implementing and complying with the Final Rule has created additional operating burdens and increased expenses on the industry.  We continue to monitor reimbursement program requirements and assess the potential impact that changes in the political environment may have on such programs and the ability of our tenants/operators to meet their payment obligations.
Notwithstanding the growth in the industry and demographics, economic and healthcare market uncertainty may have a negative impact, weakening the market’s fundamentals and ultimately reducing a tenant’s/operator’s ability to make rent payments in accordance with the contractual terms of the lease, as well as the possibility for reduced income for our operating investments. In addition, increased development and competitive pressures may have an impact on some of our assets. Senior housing construction as a share of inventory remains high, with properties under construction and in lease-up representing approximately 10.8% of the existing supply (source: NIC). Further, a tight labor market and competition to attract quality staff continues to drive increased wages and personnel costs. To the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected and decreased cash flow in turn could impact the value of underlying properties and the borrowers’ ability to service their outstanding loans and payoff the loans at maturity.
Despite the barriers and constraints to investing in the senior housing sector, demographic and other market dynamics continue to attract investors and capital to the sector. The supply and demand fundamentals that are driven by the increasing need for healthcare services by an aging population have created investment opportunities for investors and thus acquisition activity within the sector continues to be strong.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  For critical accounting policies, refer to Note 2, “Significant Accounting Policies” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Recent Accounting Pronouncements
For recent accounting pronouncements, refer to Note 2, “Significant Accounting Policies” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Results of Operations
Comparison of the Year Ended December 31, 2017 to December 31, 2016 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Property and other revenues
Resident fee income	$127,180	$102,915	$24,265	23.6%
Rental income	155,700	132,108	23,592	17.9%
Other revenue	2,895	1,585	1,310	82.6%
Total property and other revenues	285,775	236,608	49,167	20.8%
Net interest income
Interest income on debt investments	7,696	17,720	(10,024)	(56.6)%
Interest income on mortgage loans held in a securitized trust	25,955	5,022	20,933	416.8%
Interest expense on mortgage obligations issued by a securitization trust	(19,510)	(3,772)	(15,738)	417.2%
Net interest income	14,141	18,970	(4,829)	(25.5)%

Expenses
Property operating expenses	163,837	129,954	33,883	26.1%
Interest expense	61,082	50,243	10,839	21.6%
Other expenses related to securitization trust	3,922	765	3,157	412.7%
Transaction costs	9,407	2,204	7,203	326.8%
Asset management and other fees-related party	41,954	45,092	(3,138)	(7.0)%
General and administrative expenses	13,488	24,843	(11,355)	(45.7)%
Depreciation and amortization	105,459	81,786	23,673	28.9%
Impairment of operating real estate	5,000	—	5,000	100.0%
Total expenses	404,149	334,887	69,262	20.7%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	1,503	298	1,205	404.4%
Realized gain (loss) on investments and other	116	600	(484)	(80.7)%
Gain (loss) on consolidation of unconsolidated venture (refer to Note 3)	—	6,408	(6,408)	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(102,614)	(72,003)	(30,611)	42.5%
Equity in earnings (losses) of unconsolidated ventures	(35,314)	(62,175)	26,861	(43.2)%
Income tax benefit (expense)	(43)	(7,104)	7,061	(99.4)%
Net income (loss)	$(137,971)	$(141,282)	$3,311	(2.3)%

Revenues
Resident Fee Income
The following table presents resident fee income generated during the year ended December 31, 2017 as compared to the year ended December 31, 2016 (dollars in thousands):

	Years Ended December 31,			Increase (Decrease)
	2017		2016	Amount	%
Same store portfolios (placed in service - 2015 and prior)	$104,841		$102,773	$2,068	2.0%
Portfolios placed in service - 2016	2,633		142	2,491	1,754.2%
Portfolio placed in service - 2017	19,706	(1)	—	19,706	100.0%
Total resident fee income	$127,180		$102,915	$24,265	23.6%
_______________________________________

(1)	Includes resident fee income generated from our Kansas City portfolio, which transitioned from a net leased portfolio to an ALF/MC operating portfolio during the year ended December 31, 2017.
Resident fee income increased $24.3 million primarily as a result of the Oak Cottage and Bonaventure portfolio acquisitions, which closed during the first quarter of 2017. Additionally, the completion of expansion projects in the Watermark Aqua portfolio during the fourth quarter of 2016 contributed to the increase.
Rental Income
The following table presents rental income generated during the year ended December 31, 2017 as compared to the year ended December 31, 2016 (dollars in thousands):

	Years Ended December 31,			Increase (Decrease)
	2017	2016		Amount	%
Same store portfolios (placed in service - 2015 and prior)	$34,798	$33,974		$824	2.4%
Portfolios placed in service - 2016	111,638	96,685		14,953	15.5%
Portfolio placed in service - 2017(1)	9,264	1,449	(1)	7,815	539.3%
Total rental income	$155,700	$132,108		$23,592	17.9%
_______________________________________

(1)	Includes rental income generated from our Kansas City portfolio, which transitioned from a net leased portfolio to an ALF/MC operating portfolio during the year ended December 31, 2017.
Rental income increased $23.6 million primarily as a result of the Rochester portfolio acquisition, which closed during the third quarter of 2017, and a full year of reported operations for the Winterfell portfolio, which was 100% owned and consolidated in our statements of operations beginning March 2016. Occupancy rates in 2017 for the Winterfell portfolio decreased as compared to 2016, partially offsetting the increase to rental income.
Other Revenue
Other revenue increased $1.3 million primarily as a result of additional revenue recognized from non-recurring services and fees at our operating facilities as well as interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $4.8 million primarily as a result of the repayment of three debt investments in the fourth quarter of 2016, partially offset by income earned from our investment in the Class B certificates of a securitization trust, or the Freddie Investment.
Expenses
Property Operating Expenses
The following table presents property operating expenses incurred during the year ended December 31, 2017 as compared to the year ended December 31, 2016 (dollars in thousands):

	Years Ended December 31,			Increase (Decrease)
	2017	2016		Amount	%
Same store portfolios (placed in service - 2015 and prior)	$74,569	$72,192		$2,377	3.3%
Portfolios placed in service - 2016	71,184	57,230		13,954	24.4%
Portfolio placed in service - 2017	18,084	532	(1)	17,552	3,299.2%
Total property operating expense	$163,837	$129,954		$33,883	26.1%
_______________________________________

(1)	Includes operating expenses incurred by our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Property operating expenses increased $33.9 million, primarily as a result of real estate portfolios acquired during 2017. Additionally, a full year of reported operations in 2017 for the Winterfell portfolio and Watermark Aqua portfolio expansion projects contributed to the year-over-year increase. The Winterfell portfolio was 100% owned and consolidated in our statement of operations beginning March 2016, while the Watermark Aqua portfolio expansion projects were completed in the fourth quarter of 2016.
Interest Expense
The following table presents interest expense incurred during the year ended December 31, 2017 as compared to the year ended December 31, 2016 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Same store portfolios (placed in service - 2015 and prior)	$25,491	$24,930	$561	2.3%
Portfolios placed in service - 2016	30,108	25,313	4,795	18.9%
Portfolio placed in service - 2017	5,483	—	5,483	100.0%
Total interest expense	$61,082	$50,243	$10,839	21.6%
Interest expense increased $10.8 million, primarily as a result of mortgage and seller financing obtained for real estate portfolios acquired during 2017 and the amortization of below market debt resulting from the finalization of the purchase price allocation of the Winterfell portfolio.
Other Expenses Related to Securitization Trust
Other expenses related to securitization trust increased $3.2 million as a result of acquiring the Freddie Investment in the fourth quarter of 2016. Securitization trust expenses are primarily comprised of fees paid to Freddie Mac, the original issuer, as guarantor of the interest and principal payments related to the investment grade securitization bonds.
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the year ended December 31, 2017 are primarily a result of the Bonaventure, Oak Cottage and Rochester portfolio acquisitions, and operator transitions. Transaction costs for the year ended December 31, 2016 are primarily a result of the acquisition of the remaining 60% equity interest in the Winterfell portfolio in March 2016 and professional fees incurred to finalize certain purchase price allocations related to 2016 and 2015 investment activities.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $3.1 million primarily as a result of a decrease in acquisition fees incurred to acquire portfolios in 2017, partially offset by higher asset management fees from increased invested assets subsequent to December 31, 2016.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business. General and administrative expenses decreased $11.4 million, primarily as a result of lower overhead costs incurred for the year ended December 31, 2017, as well as the full payment of previously unallocated operating costs paid by our Advisor on our behalf during 2016.
Depreciation and Amortization
The following table presents depreciation and amortization expense incurred during the year ended December 31, 2017 as compared to the year ended December 31, 2016 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Same store portfolios (placed in service - 2015 and prior)	$25,260	$30,953	$(5,693)	(18.4)%
Portfolios placed in service - 2016	62,679	50,460	12,219	24.2%
Portfolio placed in service - 2017	17,520	373	17,147	4,597.1%
Total depreciation and amortization expense	$105,459	$81,786	$23,673	28.9%
Depreciation and amortization expense increased $23.7 million, primarily as a result of real estate portfolios acquired during 2017 as well as of the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016 and finalization of the purchase price allocation in the first quarter of 2017. This increase was partially offset by the full amortization of intangible assets for portfolios acquired in prior years.
Impairment of operating real estate
During the year ended December 31, 2017, impairment loss of $5.0 million was recorded related to a property located in Clinton, Connecticut within the Peregrine net lease portfolio, due deteriorating operating results of the tenant. There was no impairment losses on real estate investments recorded during the year ended December 31, 2016.
Other Income (Loss)
Unrealized Gain (loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
Unrealized gain of $1.2 million on senior housing mortgage loans and debt held in a securitization trust represents the change in the fair value of the consolidated assets and liabilities of the Freddie Investment.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures

	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Portfolio	Equity in Earnings (Losses)		Select Revenues and Expenses, net(1)		Equity in Earnings, Net of Select Revenues and Expenses		Increase (Decrease) in Core Earnings		Cash Distributions
Eclipse	$(1,562)	$528	$(3,401)	$(1,807)	$1,839	$2,335	$(496)	(21.2)%	$1,227	$1,963
Envoy	(934)	980	(1,349)	455	415	525	(110)	(21.0)%	427	267
Griffin - American	(6,885)	(7,847)	(18,728)	(24,048)	11,843	16,201	(4,358)	(26.9)%	8,505	24,795
Winterfell(2)	—	1,423	—	(161)	—	1,584	(1,584)	(100.0)%	—	591
Espresso(3)	(20,737)	(5,388)	(32,752)	(14,194)	12,015	8,806	3,209	36.4%	3,307	7,162
Trilogy	(5,224)	(51,871)	(23,193)	(67,793)	17,969	15,922	2,047	12.9%	—	—
Subtotal	(35,342)	(62,175)	(79,423)	(107,548)	44,081	45,373	(1,292)	(2.8)%	13,466	34,778
Operator Platform(4)	28	—	—	—	28	—	28	100.0%	—	—
Total	$(35,314)	$(62,175)	$(79,423)	$(107,548)	$44,109	$45,373	$(1,264)	(2.8)%	$13,466	$34,778
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)
In March 2016, we acquired NorthStar Realty’s 60.0% interest in the Winterfell portfolio. The transaction was approved by our board of directors, including all of its independent directors, and the purchase price was supported by an independent third-party appraisal for the Winterfell portfolio. We originally acquired a 40.0% equity interest in the Winterfell portfolio in May 2015. Accordingly, as of March 1, 2016, we own 100.0% of the equity in the Winterfell portfolio and consolidate the portfolio.

(3)
Equity in earnings for the year ended December 31, 2017 includes a loan loss reserve recorded by the joint venture, of which our proportionate share totaled $11.4 million. Refer to Credit Losses and Impairment on Investments Item 8. Financial Statements and Supplemental Schedule, Note 2, “Summary of Significant Accounting Policies” for additional discussion.

(4)	Represents our investment in Solstice.

Equity in losses of unconsolidated ventures decreased by $26.9 million primarily as a result of overall lower depreciation and amortization expense recorded by the unconsolidated ventures as acquisition-related intangible assets continue to become fully amortized. The decrease in loss was partially offset by a $11.4 million loan loss reserve recorded by the Espresso joint venture, which represents our proportionate share of an impairment of real estate accounted for as a direct financing lease.

Income Tax Benefit (Expense)
Income tax expense for the year ended December 31, 2017 was $43,000 and related to our operating properties, which operate through a TRS structure. Income tax expense for the year ended December 31, 2016 was $7.1 million. In the first quarter of 2016, we recorded a full valuation allowance of $7.0 million on our deferred tax asset as we believed that it was unlikely to be realized.
Comparison of the Year Ended December 31, 2016 to December 31, 2015 (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Property and other revenues
Resident fee income	$102,915	$63,056	$39,859	63.2%
Rental income	132,108	28,456	103,652	364.3%
Other revenue	1,585	1,941	(356)	(18.3)%
Total property and other revenues	236,608	93,453	143,155	153.2%
Net interest income
Interest income on debt investments	17,720	17,763	(43)	(0.2)%
Interest income on mortgage loans held in a securitized trust	5,022	—	5,022	100.0%
Interest expense on mortgage obligations issued by a securitization trust	(3,772)	—	(3,772)	100.0%
Net interest income	18,970	17,763	1,207	6.8%

Expenses
Property operating expenses	129,954	45,773	84,181	183.9%
Interest expense	50,243	17,617	32,626	185.2%
Other expenses related to securitization trust	765	—	765	100.0%
Transaction costs	2,204	5,765	(3,561)	(61.8)%
Asset management and other fees-related party	45,092	33,385	11,707	35.1%
General and administrative expenses	24,843	20,213	4,630	22.9%
Depreciation and amortization	81,786	27,038	54,748	202.5%
Total expenses	334,887	149,791	185,096	123.6%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	298	—	298	100.0%
Realized gain (loss) on investments and other	600	(721)	1,321	(183.2)%
Gain (loss) on consolidation of unconsolidated venture (refer to Note 3)	6,408	—	6,408	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(72,003)	(39,296)	(32,707)	83.2%
Equity in earnings (losses) of unconsolidated ventures	(62,175)	(49,046)	(13,129)	26.8%
Income tax benefit (expense)	(7,104)	5,598	(12,702)	(226.9)%
Net income (loss)	$(141,282)	$(82,744)	$(58,538)	70.7%
Revenues
Resident Fee Income
Resident fee income increased $39.9 million, primarily as a result of our operating properties included in the acquisition of the Watermark Fountains portfolio contributing a full year of rental income in 2016 as compared to seven months in 2015 as well as an increase in occupancy for all Watermark Fountains operating properties for the year ended 2016 as compared to the same period in 2015.
Rental Income
Rental income increased $103.7 million, primarily as a result of the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016, which is now 100% owned and consolidated in our statements of operations, as well as the net lease properties included in the acquisition of the Watermark Fountains portfolio contributing a full year of rental income in 2016 as compared to seven months in 2015.

Net Interest Income
Net interest income increased $1.2 million, primarily as a result of acquiring the Freddie Investment in October 2016. This increase was offset by a decrease in interest income as the result of the repayment of one debt investment in 2015 and three debt investments in the fourth quarter of 2016.
Expenses
Property Operating Expenses
Property operating expenses increased $84.2 million, primarily as a result of the acquisition of the remaining 60% equity interest in the Winterfell portfolio in March 2016 and the operating properties in the Watermark Fountains portfolio acquired in June 2015.
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
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, organization and other costs associated with operating our business. General and administrative expenses increased $4.6 million, primarily as a result of increased operating costs of a larger investment portfolio during 2016 and $0.7 million of general and administrative expenses related to the Freddie Investment.
Depreciation and Amortization
Depreciation and amortization expense increased $54.7 million, primarily as a result of the acquisition of the remaining 60% equity interest in the Winterfell portfolio in March 2016 and the full year impact of the June 2015 acquisition of the Watermark Fountains portfolio.
Other Income (Loss)
Unrealized Gain (loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
Unrealized gain of $0.3 million on senior housing mortgage loans and debt held in a securitization trust represents the change in the fair value of the consolidated assets and liabilities of the Freddie Investment.
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

Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in losses of unconsolidated ventures increased $13.1 million primarily as a result of depreciation and amortization expense from underlying real estate portfolios acquired via two separate joint ventures during the second half of 2015. Excluding depreciation and amortization of $44.3 million for all unconsolidated ventures, equity in earnings of unconsolidated ventures increased $31.1 million primarily as a result of operating income from investments in the Espresso and Trilogy joint ventures during the second half of 2015 and non-recurring transaction costs incurred in 2015 related to the acquisition of (i) a 40% interest in the Winterfell portfolio, (ii) the Espresso joint venture and (iii) the Trilogy joint venture.
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
Liquidity and Capital Resources
Our current principal liquidity needs are to fund: (i) principal and interest payments on our borrowings and other commitments; (ii) operating expenses; (iii) capital expenditures, development and redevelopment activities; and (iv) distributions to our stockholders and repurchases of our shares.
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
We currently believe that our capital resources are sufficient to meet our capital needs. If the performance of our investments falls below our expectations or we are unable to execute our financing strategy, we may be unable to pay distributions to our stockholders and repurchase shares consistent at current levels, or at all, and may be required to sell assets. For additional information regarding our liquidity needs and sources of liquidity, see below. As of March 29, 2018, we had $71.0 million of unrestricted cash.
Use of Liquidity
Borrowings and Other Commitments
Our commitments generally include principal and interest payments on our borrowings, including the obligations of our unconsolidated joint ventures. Borrowings that are maturing in our unconsolidated joint ventures may require us to fund additional contributions, if favorable refinancing is not obtained. Our proportionate share of unconsolidated joint venture borrowings includes approximately $300 million for debt maturing in 2019 in our Griffin-American portfolio. Refer to “Contractual Obligations and Commitments” for further information.
We use or have used our capital resources to make certain payments to our Advisor and NorthStar Securities, LLC or our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Advisor (or its predecessor), or their affiliates, as applicable, for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering costs through the completion of our Offering were 10.4% of total proceeds raised from our Offering, below the 15.0% maximum allowed. We expect to continue to make payments to our Advisor, or its affiliates, pursuant to our advisory agreement, as applicable, in connection with the management of our assets and costs incurred by our Advisor in providing services to us. We renewed our advisory agreement with our Advisor on June 30, 2017 for an additional one-year term on terms identical to those previously in effect. Refer to “Related Party Arrangements” for further information regarding our advisory fees.
Operating Expenses
In addition to our own operating expenses, as of December 31, 2017, we operated 64 properties pursuant to management agreements, excluding our unconsolidated ventures, or 79.0% of our assets, whereby we are directly exposed to various operational risks with respect to these healthcare properties. To the extent revenues are not sufficient to cover expenses at these properties, we will need to fund operating shortfalls.

Capital Expenditures, Development and Redevelopment Activities
The terms of our net leases generally obligate our tenants to pay all capital expenditures necessary to maintain and improve our net leased properties. However, from time to time, we may fund the capital expenditures for our net leased properties through loans or advances to the tenant, which may increase the amount of rent payable with respect to the properties in certain cases. We may also fund capital expenditures for which we may become responsible upon expiration of our net leases or in the event that our tenants are unable or unwilling to meet their obligations under those leases or capital expenditures related to operating properties.
We are also party to certain agreements that contemplate development of healthcare properties funded by us and our joint venture partners. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences under our joint venture governing documents for any such failure to fund. In addition, from time to time, we may engage in redevelopment projects with respect to our existing senior housing communities to maximize the value, increase operating income, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.
Distributions
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to stockholders. In addition, we generally pay distributions on a monthly basis based on daily record dates. Refer to “Distributions Declared and Paid” for further information.
Repurchases
We have adopted a Share Repurchase Program effective August 7, 2012, as most recently amended in December 2017, which enables stockholders to sell their shares to us in limited circumstances. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. Refer to Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Purchases of Equity Securities by the Issuer and Affiliated Purchasers” for further information.
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
The failure of any of our investments to perform consistent with our expectations may have a material adverse impact on our liquidity needs. In addition, we have significant joint ventures, with unconsolidated joint ventures and consolidated joint ventures representing 37.1% and 20.3%, respectively, of our total real estate equity investments as of December 31, 2017, and we may not be able to control the timing of distributions from these investments, if any.
Borrowings
We have various forms of asset-level financing. Refer to Note 7, “Borrowings” of Part II, Item 8. “Financial Statements and Supplementary Data” for further information.
In October 2017, we obtained the Sponsor Line, for up to $15.0 million at an interest rate of 3.5% plus LIBOR to provide additional short-term liquidity. The Sponsor Line has an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. As of December 31, 2017, we had drawn and fully repaid $25.0 million under the Sponsor Line and we have not utilized the Sponsor Line in 2018.
In December 2017, we obtained the Corporate Facility for up to $25.0 million, which remains subject to satisfaction of certain post-closing obligations, including the pledge of borrowing base assets. The Corporate Facility has a three year term at interest rates ranging between 2.5% and 3.5% plus LIBOR and has not been utilized as of March 29, 2018.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non- cash reserves and depreciation and as of December 31, 2017, our leverage was 61.3%. As of December 31, 2017, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 70.9%.

Disposition of Investments
We may, from time to time, consider dispositions of investments to provide an additional source of liquidity.
Offering
From inception through March 29, 2018, we have raised total gross proceeds of $1.9 billion, including $204.9 million in DRP proceeds. We are no longer raising capital from our Offering and we have invested substantially all of the net proceeds from our Offering. Since the successful completion of our Offering, we have only been raising new equity capital through our DRP, and as such, do not expect significant new investment activity.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Years Ended December 31,
Cash flow provided by (used in):	2017	2016	2015	2017 vs. 2016 Change	2016 vs. 2015 Change
Operating activities	$7,858	$3,972	$(8,563)	$3,886	$12,535
Investing activities	(317,331)	(74,331)	(1,069,333)	(243,000)	995,002
Financing activities	136,417	(60,768)	1,164,453	197,185	(1,225,221)
Net increase (decrease) in cash and cash equivalents	$(173,056)	$(131,127)	$86,557	$(41,929)	$(217,684)
Year ended December 31, 2017 compared to December 31, 2016
Operating Activities
Net cash provided by operating activities was $7.9 million for the year ended December 31, 2017 compared to $4.0 million for the year ended December 31, 2016. The increase of $3.9 million was primarily related to earnings from new investments, as well as a decrease in acquisition fees and other general and administrative expenses paid to our Advisor.
Investing Activities
Our cash flows from investing activities are generally used to fund investment acquisitions, net of any repayment activity. Net cash used in investing activities increased by $243.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Cash flows used in investing activities for the year ended December 31, 2017 primarily relate to the acquisition of three operating real estate investments and additional capital improvements to existing investments. Cash flows used in investing activities for the year ended December 31, 2016 primarily relate to the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016 and additional capital contributions to joint venture investments. The following table presents capital improvements made during the year ended December 31, 2017 as compared to the year ended December 31, 2016, excluding capital improvements made at our unconsolidated ventures (dollars in thousands):

	Years Ended December 31,
Capital Improvements	2017	2016	2017 vs. 2016 Change
Development projects	$1,439	$9,449	$(8,010)
Recurring	18,737	19,979	(1,242)
Total improvement of operating real estate investments	$20,176	$29,428	$(9,252)
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock and changes in our mortgage notes payable. Cash flows provided by financing activities was $136.4 million for the year ended December 31, 2017 compared to cash flow used in financing activities of $60.8 million for the year ended December 31, 2016. The change of $197.2 million primarily relates to an increase in net proceeds from mortgage notes payable, partially offset by an increase in shares redeemed for cash and distributions paid on common stock.

Year ended December 31, 2016 compared to December 31, 2015
Operating Activities
Net cash provided by operating activities was $4.0 million for the year ended December 31, 2016 compared to net cash used in operating activities of $8.6 million for the year ended December 31, 2015. The change of $12.5 million in net cash provided by operating activities was primarily related to earnings from new investments, offset by an increase in fees paid to our Advisor for the management of our investments, and other general and administrative expenses.
Investing Activities
Net cash used in investing activities was $74.3 million for the year ended December 31, 2016 compared to $1.1 billion for the year ended December 31, 2015. The decrease of $995.0 million was primarily related to lower real estate equity and debt investment activity for the year ended December 31, 2016 compared to the year ended December 31, 2015.
Financing Activities
Net cash used in financing activities was $60.8 million for the year ended December 31, 2016 compared to net cash provided by financing activities of $1.2 billion for the year ended December 31, 2015. The change of $1.2 billion was primarily related to lower investment activity and fewer financings, as well as lower proceeds raised from the issuance of common stock as a result of the completion of our Offering in January 2016. Net cash used in financing activities for the year ended December 31, 2016 was primarily related to distributions paid on, and redemption of, our common stock, offset by issuance of common stock under our DRP.
Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2017 (dollars in thousands):

	Payments Due by Period(1)
		2018	2019 - 2020	2021 - 2022
	Total	Less than 1 year	1-3 years(7)	3-5 years(8)	More than 5 years
Mortgage and notes other payables - consolidated(2)	$1,520,133	$10,849	$82,191	$538,643	$888,450
Mortgage and notes other payables - unconsolidated(2)(3)	863,391	45,345	476,309	44,609	297,128
Estimated interest payments - consolidated(4)	395,479	64,121	123,737	105,212	102,409
Estimated interest payments - unconsolidated(3)(4)	206,798	39,203	53,070	22,610	91,915
Advisor asset management fee(5)	142,830	23,805	47,610	47,610	23,805
Total(6)	$3,128,631	$183,323	$782,917	$758,684	$1,403,707
_____________________________________

(1)	Excludes the interest and principal obligations related to the securitization trust, due to the fact that these obligations do not have any recourse to us.

(2)	Represents contractual amortization of principal and repayment upon contractual maturity.

(3)	Represents our proportionate interest in the underlying obligations and commitments of our unconsolidated joint ventures.

(4)
Estimated interest payments are based on the weighted average life of the borrowings. Applicable LIBOR rate plus the respective spread as of December 31, 2017 was used to estimate payments for our floating-rate borrowings.

(5)
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on our behalf. For such services, our Advisor receives management fees from us. The advisory fees payable to our Advisor are based on our most recent net asset value and are therefore subject to change. In addition, our advisory agreement must be renewed in June 2018 and may be renewed on different terms or may be terminated at any time, subject to notice requirements. As a result, the amount included in the table above is an estimate only and assumes the current net asset value and the continuation of our advisory agreement on its current terms. Included in the table is $10.0 million of advisor asset management fees per year that are payable in shares of our common stock. Refer to “—Related Party Arrangements” for additional information on our Advisor asset management fee.

(6)	Excludes construction related and other commitments for future development.

(7)	Total includes $595.7 million and $187.2 million for years ended December 31, 2019 and 2020, respectively.

(8)	Total includes $193.2 million and $565.5 million for years ended December 31, 2021 and 2022, respectively.
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
Off-Balance Sheet Arrangements
As of December 31, 2017, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.

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
In December 2017, our advisory agreement was amended with the following changes: (1) our Advisor will no longer receive an acquisition fee in connection with our acquisitions of real property or debt investments; and (2) our Advisor’s monthly asset management fee will be equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by our board of directors in connection with a sale, transfer or other disposition of a substantial portion of our assets, with $2.5 million per calendar quarter of such fee paid in shares of our common stock at a price per share equal to the most recently published net asset value per share. Our Advisor has also agreed that all shares of our common stock issued to it in consideration of the asset management fee will be subordinate in our Share Repurchase Program to shares of our common stock held by third party stockholders for a period of two years, unless our advisory agreement is earlier terminated. The amended advisory agreement became effective on January 1, 2018.
Fees to Advisor
Asset Management Fee
From inception through December 31, 2017, our Advisor has received a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the amount funded or allocated for investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).
Incentive Fee
Our Advisor is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital.
Acquisition Fee
From inception through December 31, 2017, our Advisor also received fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by us, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an indirect equity investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by us to acquire or originate debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle). An acquisition fee incurred related to an equity investment was generally expensed as incurred. A fee paid to our Advisor in connection with the acquisition of an equity or debt investment in an unconsolidated joint venture was generally included in investments in unconsolidated ventures on the consolidated balance sheets when we did not elect the fair value option for an investment. However, when we elected the fair value option for an investment we expensed the acquisition fee. A fee paid to our Advisor in connection with the origination or acquisition of debt investments was included in debt investments, net on the consolidated balance sheets and was amortized to interest income over the life of the investment using the effective interest method.

Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by our independent directors, our Advisor may receive a disposition fee of 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each debt investment sold. We do not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there is a corresponding fee paid by our borrower, in which case the disposition fee is the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a debt investment, we will pay a disposition fee upon the sale of such property. A disposition fee from the sale of an investment is generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a debt investment incurred in a transaction other than a sale is included in debt investments, net on our consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method.
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

Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to our Advisor and our Dealer Manager for the years ended December 31, 2017 and 2016 and the amount due to related party as of December 31, 2017, 2016 and 2015 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Year Ended December 31, 2017		Due to Related Party as of December 31, 2017
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$12	$34,302	$(34,314)	$—
Acquisition(1)	Investments in unconsolidated ventures/Asset management and other fees-related party	66	8,206	(8,264)	8
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	141	11,208	(10,311)	1,038
Total		$219	$53,716	$(52,889)	$1,046
_______________________________________

(1)
Acquisition/disposition fees incurred to our Advisor related to debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees-related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. From inception through December 31, 2017, our Advisor waived $0.3 million of acquisition fees related to healthcare-related securities. We did not incur any disposition fees during the year ended December 31, 2017, nor were any such fees outstanding as of December 31, 2016.

(2)
As of December 31, 2017, our Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to us. For the year ended December 31, 2017, total operating expenses included in the 2%/25% Guidelines represented 0.3% of average invested assets and 44.9% of net loss without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2017, we did not incur any offering costs.

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

(2)
As of December 31, 2016, our Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to us. For the year ended December 31, 2016, total operating expenses included in the 2%/25% Guidelines represented 1.7% of average invested assets and 87.5% of net loss without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

(3)
Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2016, the ratio of offering costs to total capital raised was 0.8%.

Investments in Joint Ventures
The below table indicates our investments for which our Sponsor is also an equity partner in the joint venture. Each investment was approved by our board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” of Part II, Item 8. “Financial Statements and Supplementary Data” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership	Purchase Price(1)	Carrying Value as of December 31, 2017
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%	$59,097	$13,143
Griffin-American	Colony NorthStar	Dec-2014	14.3%	463,436	134,219
_______________________________________

(1)
Purchase price represents our proportionate share of the purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty, now a subsidiary of Colony NorthStar, and us, our Sponsor acquired a 43.0%, as adjusted, ownership interest in AHI and Mr. James F. Flaherty III, a partner of our Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Realty. In connection with our Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to our Advisor, NorthStar Realty and us. As of December 31, 2017, AHI provides such services to us with respect to our interest in the Griffin-American portfolio and Winterfell portfolio.
In December 2015, we, through a joint venture with Griffin-American Healthcare REIT III, Inc., or GAHR3, a REIT sponsored and advised by AHI, acquired a 29.0% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for our interest. The purchase was approved by our board of directors, including all of our independent directors. In June 2016, in accordance with the joint venture agreement, we funded an additional capital contribution of $18.8 million. Additionally, in 2017, we funded capital contributions of $8.3 million, for a total contribution of $228.8 million. The additional fundings related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
Origination of Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, or the Espresso joint venture, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.
Colony NorthStar Line of Credit
In October 2017, we obtained the Sponsor Line for up to $15.0 million at an interest rate of 3.5% plus LIBOR. The Sponsor Line has an initial one year term, with an extension option of six months. The Sponsor Line was approved by the Company’s board of directors, including all of its independent directors. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. As of March 29, 2018, the Company had drawn and fully repaid $25.0 million under the Sponsor Line.
Recent Developments
Distribution Reinvestment Plan
For the period from January 1, 2018 through March 29, 2018, we issued 1.3 million shares pursuant to the DRP, representing gross proceeds of $10.8 million.
Distributions
On March 15, 2018, our board of directors approved a daily cash distribution of $0.000924658 per share of common stock for each of the three months ended June 30, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2018 through March 29, 2018, we repurchased 1.0 million shares for a total of $8.2 million or a weighted average price of $7.82 per share under our Share Repurchase Program. We fund repurchase requests received during a quarter with cash received from proceeds pursuant to the DRP. As of March 29, 2018, we had a total of $12.1 million in unfulfilled repurchase requests. Refer to Item 8. “Financial Statements and Supplementary Data,” Note 10. “Stockholders’ Equity” for additional information regarding our Share Repurchase Program.

Dispositions
In March 2018, we sold our investment in the Freddie securitization trust, generating net proceeds of $35.8 million. We originally purchased the investment for $30.5 million.
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
Due to certain of the unique features of publicly-registered, non-traded REITs, the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO that adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the U.S. Securities and Exchange Commission, or SEC, nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(137,771)	$(141,275)	$(82,370)
Adjustments:
Depreciation and amortization	105,459	81,786	27,038
Impairment losses of depreciable real estate	5,000	—	—
Depreciation and amortization related to unconsolidated ventures	38,804	87,065	42,801
Depreciation and amortization related to non-controlling interests	(620)	(564)	(568)
(Gain) loss on consolidation of unconsolidated venture	—	(6,408)	—
Realized (gain) loss from sales of property related to unconsolidated ventures	694	(1,653)	—
Impairment losses of depreciable real estate held by unconsolidated ventures	5,265	1,451	276
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$16,831	$20,402	$(12,823)
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$16,831	$20,402	$(12,823)
Adjustments:
Acquisition fees and transaction costs	17,057	14,585	20,114
Straight-line rental (income) loss	(1,673)	(1,780)	(3,413)
Amortization of premiums, discounts and fees on investments and borrowings	4,181	4,118	1,684
Amortization of discounts on healthcare-related securities	1,531	328	—
Deferred tax (benefit) expense	—	7,019	(5,611)
Adjustments related to unconsolidated ventures(1)	34,660	20,685	38,077
Adjustments related to non-controlling interests	(182)	(23)	(147)
Realized (gain) loss on investments and other	(116)	(600)	721
Unrealized (gain) loss on senior housing mortgage loans and debt held in securitization trust	(1,503)	(298)	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$70,786	$64,436	$38,602
_______________________________________

(1)
Primarily represents our proportionate share of loan loss reserves, transaction costs and amortization of above/below market debt adjustments and deferred financing costs incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the date of our first investment on April 5, 2013 through December 31, 2017, we have paid an annualized distribution amount of $0.675 per share of our common stock. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
During the fourth quarter of 2017, our board of directors approved a daily cash distribution of $0.000924658 per share of common stock, equivalent to an annualized distribution amount of $0.3375 per share, for each of the three months ended March 31, 2018.

The following table presents distributions declared for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Years Ended December 31,
	2017		2016
Distributions(1)
Cash	$58,766		$55,223
DRP	67,037		67,919
Total	$125,803		$123,142

Sources of Distributions(1)
FFO(2)	$16,831	13%	$20,402	17%
Offering proceeds - Other	108,972	87%	102,740	83%
Total	$125,803	100%	$123,142	100%

Cash Flow Provided by (Used in) Operations	$7,858		$3,972
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through December 31, 2017, we declared $365.2 million in distributions. Cumulative FFO for the period from April 5, 2013 through December 31, 2017 was $14.7 million.

For the years ended December 31, 2017 and 2016, distributions in excess of FFO were paid using Offering proceeds or other available capital sources. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted. We expect that our future distributions will be paid from FFO. However, future distributions declared and paid may exceed FFO and cash flow provided by operations. FFO, as defined, may not reflect actual cash available for distributions. Our ability to pay distributions from FFO or cash flow provided by operations depends upon our operating performance, including the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments, accounting of our investments in accordance with U.S. GAAP, the performance of underlying debt and ability to maintain liquidity. We will continue to assess our distribution policy in light of our operating performance and capital needs.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of December 31, 2017, 12.1% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. Of the floating rate liabilities outstanding as of December 31, 2017, 100.0% related to our directly owned operating real estate equity investments’ mortgage notes payable. As of December 31, 2017, we had two lines of credit which carry floating interest rates. There were no outstanding liabilities under either line of credit as of December 31, 2017.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs by borrowing primarily at fixed rates or variable rates with the lowest margins available and by evaluating hedging opportunities.
For longer duration, relatively stable real estate cash flows such as those derived from net lease assets, we seek to use fixed rate financing. For real estate cash flows with greater growth potential such as operating properties, we may use floating rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow projections and potential increases in interest rates.
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of December 31, 2017, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.8 million annually. We did not have any floating rate real estate debt investments as of December 31, 2017.

A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of December 31, 2017, we had one fixed-rate debt investment with a carrying value of $74.7 million.
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
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures as of December 31, 2017:

				Year Ended December 31, 2017
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,568	$140,218	49.1%
Solstice Senior Living	(2)	32	4,000	113,634	39.8%
Bonaventure Senior Living	(3)	5	453	13,432	4.7%
Arcadia Management		4	572	10,615	3.7%
Integral Senior Living	(2)	3	162	5,124	1.8%
Peregrine Senior Living	(4)	2	114	1,172	0.4%
Senior Lifestyle Corporation		2	115	934	0.3%
Other		—	—	646	0.2%
Total		78	10,984	$285,775	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	Effective February 2018, properties under the management of Bonaventure were transitioned to Avamere Health Services.

(4)	The two properties currently managed by Peregrine Senior Living are expected to be transitioned in 2018 to Senior Lifestyle Corporation, following receipt of regulatory approval.
Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the year ended December 31, 2017, the Espresso mezzanine loan and the Freddie Investment contributed 100.0% of interest income. As of December 31, 2017, one borrower, a subsidiary of the Espresso joint venture, represented 100.0% of the aggregate principal amount of our debt investments. Currently, three of the portfolios within the Espresso joint venture are in the process of being transitioned to new operators, which has resulted in certain non-monetary events of default under the borrowings of the Espresso joint venture, including our mezzanine loan. We are in active dialogue with the other lenders to the Espresso joint venture and continue to monitor the situation.

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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NorthStar Healthcare Income, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Healthcare GA Holdings, General Partnership (“Griffin - American”) the investment in which is accounted for under the equity method. The equity in its net loss was $6.9 million of consolidated equity in earnings (losses) of unconsolidated ventures for the year ending December 31, 2017. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Griffin - American, is based solely on the report of the other auditors.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2010.
New York, New York
March 30, 2018

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$50,046	$223,102
Restricted cash	30,442	28,790
Operating real estate, net	1,852,428	1,571,980
Investments in unconsolidated ventures (refer to Note 4)	325,582	360,534
Real estate debt investments, net	74,650	74,558
Senior housing mortgage loans held in a securitization trust, at fair value	545,048	553,707
Receivables, net	18,363	12,260
Deferred costs and intangible assets, net	84,720	116,404
Other assets	17,474	16,874
Total assets(1)	$2,998,753	$2,958,209

Liabilities
Mortgage and other notes payable, net	$1,487,480	$1,200,982
Senior housing mortgage obligations issued by a securitization trust, at fair value	512,772	522,933
Due to related party	1,046	219
Escrow deposits payable	3,817	3,209
Distribution payable	10,704	10,579
Accounts payable and accrued expenses	33,478	25,105
Other liabilities	4,657	3,208
Total liabilities(1)	2,053,954	1,766,235
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 186,709,303 and 185,034,967 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	1,867	1,850
Additional paid-in capital	1,681,040	1,666,479
Retained earnings (accumulated deficit)	(744,090)	(480,516)
Accumulated other comprehensive income (loss)	(316)	(1,188)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	938,501	1,186,625
Non-controlling interests	6,298	5,349
Total equity	944,799	1,191,974
Total liabilities and equity	$2,998,753	$2,958,209
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of December 31, 2017, the Operating Partnership includes $1.2 billion and $1.0 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2017	2016	2015
Property and other revenues
Resident fee income	$127,180	$102,915	$63,056
Rental income	155,700	132,108	28,456
Other revenue	2,895	1,585	1,941
Total property and other revenues	285,775	236,608	93,453
Net interest income
Interest income on debt investments	7,696	17,720	17,763
Interest income on mortgage loans held in a securitized trust	25,955	5,022	—
Interest expense on mortgage obligations issued by a securitization trust	(19,510)	(3,772)	—
Net interest income	14,141	18,970	17,763
Expenses
Real estate properties - operating expenses	163,837	129,954	45,773
Interest expense	61,082	50,243	17,617
Other expenses related to securitization trust	3,922	765	—
Transaction costs	9,407	2,204	5,765
Asset management and other fees - related party	41,954	45,092	33,385
General and administrative expenses	13,488	24,843	20,213
Depreciation and amortization	105,459	81,786	27,038
Impairment of operating real estate	5,000	—	—
Total expenses	404,149	334,887	149,791
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	1,503	298	—
Realized gain (loss) on investments and other	116	600	(721)
Gain (loss) on consolidation of unconsolidated venture	—	6,408	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(102,614)	(72,003)	(39,296)
Equity in earnings (losses) of unconsolidated ventures	(35,314)	(62,175)	(49,046)
Income tax benefit (expense)	(43)	(7,104)	5,598
Net income (loss)	(137,971)	(141,282)	(82,744)
Net (income) loss attributable to non-controlling interests	200	7	374
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(137,771)	$(141,275)	$(82,370)
Net income (loss) per share of common stock, basic/diluted	$(0.74)	$(0.77)	$(0.63)
Weighted average number of shares of common stock outstanding, basic/diluted	186,418,183	182,446,286	131,104,887

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$(137,971)	$(141,282)	$(82,744)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	872	(1,188)	—
Total other comprehensive income (loss)	872	(1,188)	—
Comprehensive income (loss)	(137,099)	(142,470)	(82,744)
Comprehensive (income) loss attributable to non-controlling interests	200	7	374
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(136,899)	$(142,463)	$(82,370)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2014	97,972	$980	$875,205	$(45,458)	$—	$830,727	$1,258	$831,985
Net proceeds from issuance of common stock	76,761	767	696,724	—	—	697,491	—	697,491
Issuance and amortization of equity-based compensation	12	—	115	—	—	115	—	115
Non-controlling interests - contributions	—	—	—	—	—	—	4,472	4,472
Shares redeemed for cash	(407)	(4)	(3,924)	—	—	(3,928)	—	(3,928)
Distributions declared	—	—	—	(88,271)	—	(88,271)	—	(88,271)
Proceeds from distribution reinvestment plan	4,799	48	46,332	—	—	46,380	—	46,380
Net income (loss)	—	—	—	(82,370)	—	(82,370)	(374)	(82,744)
Balance as of December 31, 2015	179,137	$1,791	$1,614,452	$(216,099)	$—	$1,400,144	$5,356	$1,405,500
Net proceeds from issuance of common stock	81	1	295	—	—	296	—	296
Issuance and amortization of equity-based compensation	14	—	166	—	—	166	—	166
Non-controlling interests - contributions	—	—	—	—	—	—	291	291
Non-controlling interests - distributions	—	—	—	—	—	—	(291)	(291)
Shares redeemed for cash	(1,765)	(18)	(16,120)	—	—	(16,138)	—	(16,138)
Distributions declared	—	—	—	(123,142)	—	(123,142)	—	(123,142)
Proceeds from distribution reinvestment plan	7,568	76	67,686	—	—	67,762	—	67,762
Other comprehensive income (loss)	—	—	—	—	(1,188)	(1,188)	—	(1,188)
Net income (loss)	—	—	—	(141,275)	—	(141,275)	(7)	(141,282)
Balance as of December 31, 2016	185,035	$1,850	$1,666,479	$(480,516)	$(1,188)	$1,186,625	$5,349	$1,191,974
Issuance and amortization of equity-based compensation	20	—	176	—	—	176	—	176
Non-controlling interests - contributions	—	—	—	—	—	—	2,988	2,988
Non-controlling interests - distributions	—	—	—	—	—	—	(1,839)	(1,839)
Shares redeemed for cash	(5,728)	(57)	(52,713)	—	—	(52,770)	—	(52,770)
Distributions declared	—	—	—	(125,803)	—	(125,803)	—	(125,803)
Proceeds from distribution reinvestment plan	7,382	74	67,098	—	—	67,172	—	67,172
Other comprehensive income (loss)		—	—	—	872	872	—	872
Net income (loss)	—	—	—	(137,771)	—	(137,771)	(200)	(137,971)
Balance as of December 31, 2017	186,709	$1,867	$1,681,040	$(744,090)	$(316)	$938,501	$6,298	$944,799

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(137,971)	$(141,282)	$(82,744)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	35,314	62,175	49,046
Depreciation and amortization	105,459	81,786	27,038
Impairment of operating real estate	5,000	—	—
Amortization of below market debt	2,703	2,339	—
Straight-line rental income, net	(1,673)	(1,780)	(3,413)
Amortization of premium/accretion of discount on investments	(92)	(35)	107
Amortization of deferred financing costs	1,586	1,813	1,552
Amortization of equity-based compensation	176	166	115
Deferred income tax (benefit) expense, net	(6)	7,019	(5,611)
Realized (gain) loss on investments and other	(116)	(600)	721
(Gain) loss on consolidation of unconsolidated venture	—	(6,408)	—
Unrealized (gain) loss on senior housing mortgage loans and debt held in securitization trust, net	(1,503)	(298)	—
Allowance for uncollectible accounts	1,314	153	—
Distributions of cumulative earnings from unconsolidated ventures	—	267	249
Changes in assets and liabilities:
Restricted cash	(2,271)	(1,404)	(969)
Receivables	(5,545)	(1,777)	(2,250)
Other assets	(3,975)	(1,463)	612
Due to related party	827	(224)	(730)
Escrow deposits payable	608	792	(175)
Accounts payable and accrued expenses	8,375	3,550	7,403
Other liabilities	(352)	(817)	486
Net cash provided by (used in) operating activities	7,858	3,972	(8,563)
Cash flows from investing activities:
Acquisition of operating real estate investments	(278,959)	(142,941)	(579,973)
Improvement of operating real estate investments	(20,176)	(29,428)	(11,889)
Deferred costs and intangible assets	(19,057)	—	(51,238)
Origination of real estate debt investments	—	—	(74,438)
Acquisition of real estate debt investments	—	—	188
Repayment on real estate debt investments	—	118,411	27,476
Investment in unconsolidated ventures	(12,956)	(20,731)	(394,015)
Distributions in excess of cumulative earnings from unconsolidated ventures	13,466	34,511	25,732
Purchase of healthcare-related securities	—	(30,475)	—
Change in restricted cash	(2,937)	(2,802)	(5,930)
Other assets	3,288	(876)	(5,246)
Net cash provided by (used in) investing activities	(317,331)	(74,331)	(1,069,333)
Cash flows from financing activities:
Borrowing from mortgage notes	249,091	18,760	503,750
Repayment of mortgage notes	(2,719)	(10,500)	—
Borrowings from line of credit - related party	25,000	—	—
Repayment of borrowings from line of credit - related party	(25,000)	—	—
Payment of deferred financing costs	(3,384)	(694)	(8,328)
Change in restricted cash	3,556	2,202	(170)
Net proceeds from issuance of common stock	—	405	702,743
Net proceeds from issuance of common stock, related party	—	—	2,597
Shares redeemed for cash	(52,770)	(16,138)	(3,928)
Distributions paid on common stock	(125,678)	(122,565)	(83,063)
Proceeds from distribution reinvestment plan	67,172	67,762	46,380
Contributions from non-controlling interests	2,988	291	4,472
Distributions to non-controlling interests	(1,839)	(291)	—
Net cash provided by (used in) financing activities	136,417	(60,768)	1,164,453
Net increase (decrease) in cash and cash equivalents	(173,056)	(131,127)	86,557
Cash and cash equivalents- beginning of period	223,102	354,229	267,672
Cash and cash equivalents- end of period	$50,046	$223,102	$354,229
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Years Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest	$55,830	$45,898	$13,930
Cash paid for income taxes	54	81	916
Supplemental disclosure of non-cash investing and financing activities:
Accrued distribution payable	$10,704	$10,579	$10,002
Assumption of mortgage notes payable upon acquisition of operating real estate	21,685	648,211	—
Change in carrying value of securitization trust (VIE asset/liability)	10,162	—	—
Debt financing provided by seller for investment acquisition	15,855	—	—
Contingent purchase price payable upon acquisition of operating real estate	1,800	—	—
Consolidation of securitization trust (VIE asset/liability)	—	522,933	—
Transfer of non-controlling interest in joint venture for controlling interest in consolidated real estate investment (refer to Note 3)	—	103,005	—
Reclassification related to measurement-period adjustment (refer to Note 3)		143,070	17,860
Escrow deposits related to real estate debt investments	—	293	139
Reclassification of deferred financing costs to mortgage notes payable	—	—	8,765
Other liabilities	—	—	2,532
Accrued capital expenditures	—	—	1,003
Accrued acquisition fees - unconsolidated ventures	—	—	378
Subscriptions receivable, gross	—	—	111
Accrued cost of capital (refer to Note 7)	—	—	42

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of December 31, 2017 and December 31, 2016. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of December 31, 2017, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
We completed our initial public offering, or our Initial Offering, on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in our initial primary offering, or our Initial Primary Offering, and 2.0 million shares issued pursuant to our distribution reinvestment plan, or our DRP. In addition, we completed our follow-on offering, or our Follow-On Offering, on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in our follow-on primary offering, or our Follow-on Primary Offering, and 4.2 million shares issued pursuant to our DRP. We refer to our Initial Primary Offering and our Follow-on Primary Offering collectively as our Primary Offering and our Initial Offering and Follow-On Offering collectively as our Offering. In December 2015, we registered an additional 30.0 million shares to be offered pursuant to our DRP and continue to offer such shares. From inception through March 29, 2018, the Company raised total gross proceeds of $1.9 billion, including $204.9 million in DRP proceeds.
The Company is externally managed and has no employees. The Company is sponsored by Colony NorthStar, Inc. (NYSE: CLNS) (“Colony NorthStar” or the “Sponsor”), which was formed as a result of the mergers of NorthStar Asset Management Group Inc.,(“NSAM”), our prior sponsor, with Colony Capital, Inc., (“Colony”), NorthStar Realty Finance Corp., (“NorthStar Realty”), in January 2017. Following the mergers, the Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform. Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. The Company’s advisor, CNI NSHC Advisors, LLC, (the “Advisor”), is a subsidiary of Colony NorthStar and manages its day-to-day operations pursuant to an advisory agreement.

2.	Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2017, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company. The Company identified several VIEs which were originally consolidated under the voting interest model prior to changes in the consolidation rules under U.S. GAAP.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership, an Investing VIE (as discussed below) and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of December 31, 2017 is $632.1 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of December 31, 2017 is $477.2 million, collateralized by the real estate assets of the related consolidated VIEs.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of an Investing VIE have neither any recourse to the general credit of the Company as the consolidator of an Investing VIE, nor to any of the Company’s other consolidated entities.
As of December 31, 2017, the Company held Class B certificates in an Investing VIE for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s Class B certificates, which represent the retained interest and related interest income are eliminated in consolidation. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the Class B certificates of the securitization), income and expense of the entire Investing VIE are presented in the consolidated financial statement of the Company. As a result, although the Company legally owns the Class B certificates only, U.S. GAAP requires the Company to present the assets, liabilities, income and expenses of the entire securitization trust on its consolidated financial statements. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the Class B certificates. Refer to Note 6, “Healthcare-Related Securities” for further detail.
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
Unconsolidated VIEs
As of December 31, 2017, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $325.6 million. The Company’s maximum exposure to loss as of December 31, 2017 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary. Accordingly, these VIEs are not consolidated in the Company’s financial statements as of December 31, 2017. The Company did not provide financial support to its unconsolidated VIEs during the year ended December 31, 2017, except for funding its proportionate share of capital call contributions. As of December 31, 2017, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Category:	Term:
Building	30 to 50 years
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	9 to 15 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture and fixtures	5 to 14 years
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
Healthcare-Related Securities
The Company classifies its securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for its available for sale security, and as a result, any unrealized gains (losses) are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations. As of December 31, 2017, the Company held Class B certificates of a securitization trust, which represents the Company’s retained interest in the securitization trust, which the Company consolidates under U.S. GAAP. Refer to Note 6, “Healthcare-Related Securities” for further discussion.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets.
The following table presents a summary of deferred costs and intangible assets as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016
Deferred costs and intangible assets:
In-place lease value, net	$61,593	$93,554
Goodwill	22,112	22,112
Other intangible assets	380	380
Subtotal intangible assets	84,085	116,046
Deferred costs, net	635	358
Total	$84,720	$116,404
The Company recorded $51.7 million of in-place lease and deferred lease cost amortization expense for the year ended December 31, 2017. The Company recorded $41.0 million of in-place lease and deferred lease cost amortization expense for the year ended December 31, 2016.
The following table presents approximate future annual amortization of deferred costs and intangible assets (dollars in thousands):

Years Ending December 31:
2018	$47,220
2019	8,310
2020	1,982
2021	1,871
2022	593
Thereafter(1)	2,252
Total	$62,228
______________________________________________________

(1)	Identified intangibles will be amortized through periods ending September 2029.
Intangibles related to below-market mortgages assumed are recorded in mortgages payable, net. The Company recognized, as an increase to interest expense, $2.7 million of below-market mortgage amortization expense for the year ended December 31, 2017. Intangibles related to below-market mortgages assumed will be amortized through periods ending June 2025.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. For the year ended December 31, 2017, total acquisition fees and

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenses did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in real estate debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016
Other assets:
Healthcare facility regulatory reserve deposit	$6,000	$6,000
Remainder interest in condominium units(1)	3,704	4,554
Prepaid expenses	3,352	874
Lease inducements, net	1,691	799
Utility deposits	503	386
Pending deal deposits	—	2,324
Construction deposit	993	1,239
Other	1,231	698
Total	$17,474	$16,874
_______________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
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
Credit Losses and Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations. During the year ended December 31, 2017, the Company recorded an impairment loss of $5.0 million related to one of the Company’s consolidated net lease properties due to deteriorating operating results of the tenant. The Company did not record any impairment losses on its real estate investments during the years ended December 31, 2016 and 2015.
An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant/operator/resident credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts. In June 2017, the Company completed the process of transitioning the operator for two of its properties. The Company previously recorded a full allowance on outstanding rent on those properties and as of January 1, 2017 revenue was recognized on a cash basis until the end of the lease term on May 31, 2017.
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
Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investment is written off when it is no longer realizable and/or legally discharged. As of December 31, 2017, the Company did not have any impaired real estate debt investments.
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
As of December 31, 2017, the unconsolidated ventures in which the Company invests have recorded impairments and reserves, including a loan loss reserve for a direct financing lease receivable relating to the Espresso unconsolidated investment. The Company’s proportionate ownership share of the loan loss reserve within the Espresso portfolio totaled $11.4 million and was recognized through equity in earnings (losses). During the third quarter of 2017, the Espresso sub-portfolio associated with the direct financing lease commenced an operator transition and determined that certain future cash flows of the direct financing lease are believed to be uncollectible. The cash flows deemed uncollectible primarily impact distributions on mandatorily redeemable units issued at the time of the original acquisition that allowed the seller to participate in certain future cash flows from the direct financing lease following the closing of the original acquisition. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the redemption value of the corresponding unconsolidated venture’s liability for the units issued to the seller has not been assessed in connection with the commencement of the operator transition, but will be assessed upon modification or termination of the lease, which is expected to occur at the completion of the operator transition. The Company has concluded that no additional impairment of its investments in unconsolidated ventures is required as of December 31, 2017.
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
As of December 31, 2017 and December 31, 2016, the Company had exposure to foreign currency in an investment in an unconsolidated venture.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

qualification as a REIT, the Company must annually distribute at least 90.0% of its REIT taxable income to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. The Company has assessed its tax positions for all open tax years, which include 2014 to 2017, and concluded there were no material uncertainties to be recognized. The Company has not recognized any such amounts related to uncertain tax positions for the years ended December 31, 2017, 2016 and 2015.
The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income.
The Company made a joint election to treat certain subsidiaries as taxable REIT subsidiaries “TRS” which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform non-customary services for tenants/operators/residents of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. In the first quarter of 2016, the Company recorded a $7.0 million valuation allowance as it determined it will be unable to utilize a $7.0 million deferred tax asset. The deferred tax asset, which totaled $8.9 million as of December 31, 2017, continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $43,000 and $7.1 million for the years ended December 31, 2017 and 2016, respectively. The Company recorded an income tax benefit of $5.6 million for the year ended December 31, 2015.
Recent Accounting Pronouncements
Revenue Recognition- In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The Company has adopted the Revenue Recognition standard on its required effective date of January 1, 2018 using the modified retrospective approach, and has applied the guidance to contracts not yet completed as of the date of adoption. The new revenue standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification, therefore it will not impact rental income and interest income generated on financial instruments such as real estate debt investment and securities.
The Company is the lessor for triple net and gross leases classified as operating leases in which rental income and tenant reimbursements are recorded. The revenue from these leases are scoped out of the new revenue recognition guidance. All leases are accounted for under ASC 840 until the adoption of the new leasing guidance within ASC 842.
The Company does not expect any changes to the revenue recognition as a result of the new revenue recognition standard.
Financial Instruments- In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 addresses certain aspects of accounting and disclosure requirements of financial

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Leases- In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.
The Company expects to adopt the package of practical expedients under the guidance and the Company will not need to reassess whether any expired or expiring contracts contain leases; will not need to revisit lease classification for any expired or expiring leases; and will not need to reassess initial direct costs for any existing leases. In addition, the Company expects to adopt the practical expedient which allows lessors to consider lease and non-lease components as a single performance obligation to the extent that the timing and pattern of revenue recognition is the same and the lease is classified an operating lease. The Company continues to assess the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
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
Restricted Cash- In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires entities to show the changes in the total of cash and cash equivalents and restricted cash and restricted cash equivalents in the

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017 and will be applied retrospectively to all periods presented. The Company expects the new guidance will result in a change in presentation of restricted cash on the face of the consolidated statement of cash flows; otherwise this guidance will not have a significant impact on the consolidated statements of cash flows and disclosures.
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
Derecognition and Partial Sales of Nonfinancial Assets- In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets. In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017. Both the revenue guidance and this update must be adopted concurrently. While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates. The Company plans to adopt the standard on its required effective date of January 1, 2018 using the modified retrospective approach. Under the new standard, if the Company sells a partial interest in its real estate assets to noncustomers or contributes real estate assets to unconsolidated ventures, and the Company retains a noncontrolling interest in the asset, such transactions could result in a larger gain on sale.  The adoption of this standard could have a material impact to the Company’s results of operations in a period if the Company sells a significant partial interest in a real estate asset. There were no such sales for the year ended December 31, 2017.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016
Land	$239,580	$221,353
Land improvements	21,908	9,462
Buildings and improvements	1,608,180	1,329,118
Tenant improvements	8,291	5,172
Construction in progress	5,376	3,509
Furniture and fixtures	83,017	63,539
Subtotal	1,966,352	1,632,153
Less: Accumulated depreciation	(113,924)	(60,173)
Operating real estate, net	$1,852,428	$1,571,980
For the years ended December 31, 2017, 2016 and 2015, depreciation expense was $53.8 million, $40.8 million and $15.0 million, respectively. For the year ended December 31, 2017, the Company recorded an impairment loss of $5.0 million related to one of the Company’s consolidated net lease properties, which is included in building and improvements in the table above. The Company did not record any impairment losses on its real estate investments for the years ended December 31, 2016 and 2015.
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
Oak Cottage of Santa Barbara (“Oak Cottage”)
In February 2017, the Company completed the acquisition of a 40 unit MCF located in Santa Barbara, California, for a purchase price of $19.4 million, excluding escrows and subject to customary prorations and adjustments. The Company funded the acquisition with approximately $16.2 million of equity and $3.5 million of seller financing at a fixed interest rate of 6.0%.
Rochester
In August 2017, through a joint venture with an affiliate of Watermark Retirement Communities (“Watermark”), the Company completed its acquisition of the Rochester portfolio for a purchase price of $204.0 million, excluding escrows and subject to customary prorations and adjustments. The portfolio is comprised of nine ILF/ALFs totaling 1,307 units located in New York, as well as two land parcels. The Company funded the acquisition with approximately $88.0 million of equity, inclusive of escrows and fees and with seven ten-year floating rate mortgage notes payable, which are cross-collateralized and cross-defaulted with total principal balance of $101.2 million through Fannie Mae’s DUS Loan Program, and the assumption of a mortgage through a national lender totaling $21.7 million. The joint venture is owned 97.0% by a subsidiary of the Company and 3.0% by Watermark. In addition, as part of the Rochester portfolio, the Company subsequently closed on a 45 unit ILF upon the completion of its construction in the fourth quarter of 2017. The total purchase price of the facility was $14.1 million, which includes a $1.8 million contingent consideration, which is payable dependent upon the future operating performance of the portfolio. The purchase price, less the contingent consideration, was 100.0% seller-financed at a fixed interest rate of 6.0%. No additional equity was contributed, other than closing costs.
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
The following table summarizes operating real estate acquisitions for the year ended December 31, 2017 (dollars in thousands):

Acquisition Date	Type	Portfolio	Amount(1)	Properties	Units	Location	Financing	Company’s Equity	Ownership Interest	Transaction Costs(2)
February 2017	Operating Facility	Bonaventure	$99,438	5	453	Various locations	$72,466	$28,459	100.0%	$1,042
February 2017	Operating Facility	Oak Cottage	19,427	1	40	Santa Barbara, CA	3,500	16,191	100.0%	233
August 2017	Operating Facility	Rochester	205,318	9	1,307	Rochester, NY	122,861	88,039	97.0%	3,505
November 2017	Operating Facility	Rochester	14,104	1	45	Rochester, NY	12,355	338	97.0%	280
Total			$338,287	16	1,845		$211,182	$133,027		$5,060
_______________________________________

(1)
Represents the purchase price, including deferred costs and other assets, and may be adjusted upon completion of the final purchase price allocation, which will not be later than one year from the date of acquisition. Includes cost associated with purchased land parcels that are not included in the properties count. For the November 2017 Rochester acquisition, amount includes a $1.8 million contingent consideration, which is payable dependent upon the future operating performance of the portfolio. The purchase price contingency has been included in the initial and revised asset allocations described further herein and is included in other liabilities on the consolidated balance sheet.

(2)	Includes $0.2 million of transaction costs expensed during the year ended December 31, 2016 related to the Bonaventure portfolio.

The following table presents the preliminary allocation of the purchase price of the assets acquired and liabilities issued upon the closing of the acquisition of Bonaventure, Oak Cottage and Rochester portfolios in 2017 (dollars in thousands):

Assets:(1)
Land and improvements	$16,535
Buildings, improvements and furniture and fixtures	285,861
Intangible assets	18,969
Other assets	6,412
Total assets acquired	$327,777
Liabilities:
Mortgage and other notes payable, net	$196,716
Other liabilities	127
Total liabilities	196,843
NorthStar Healthcare Income, Inc. stockholders’ equity	128,217
Non-controlling interest	2,717
Total equity	130,934
Total liabilities and equity	$327,777
_______________________________________

(1)	Table excludes financial information related to the Rochester portfolio November 2017 acquisition.

During the measurement-period, the Company determined that certain allocations of operating real estate acquired needed to be reclassified to deferred costs and intangible assets, other assets and other liabilities. The following table presents the effect of such purchase price reclassifications on the consolidated balance sheet as of December 31, 2017 (dollars in thousands):

	As Previously Disclosed(1)	Measurement-Period Adjustments	Revised
Operating real estate	$321,365	$(18,969)	$302,396
Deferred costs and intangible assets	—	18,969	18,969
Total	$321,365	$—	$321,365
_______________________________________

(1)	Represents preliminary allocation of the purchase price of the Bonaventure, Oak Cottage and Rochester (excluding the November acquisition) portfolios in 2017.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the December 31, 2017, the Company recorded a measurement-period adjustment to earnings of $13.4 million, which represents depreciation of site and tenant improvements and amortization of in-place lease intangibles.
From acquisition date through December 31, 2017, the Company recorded aggregate revenue and net loss attributable to 2017 acquisitions of $26.7 million and $16.2 million, respectively, in its consolidated statements of operations. The net loss includes depreciation expense and transaction costs of $17.1 million and $5.1 million, respectively.
Land Acquisitions
Pinebrook
In July 2017, the Company completed the acquisition of a land parcel adjacent to one of the Company’s operating facilities in Milford, Ohio, for a purchase price of $0.7 million, excluding escrows and subject to customary prorations and adjustments. The acquisition was funded 100.0% with equity. The Company has commenced construction on a new memory care facility on the land parcel, with a projected completion date in the fourth quarter of 2018.
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2017 are as follows (dollars in thousands):

Years Ending December 31:(1)
2018	$32,585
2019	33,490
2020	34,323
2021	34,197
2022	14,607
Thereafter	79,187
Total	$228,389
_______________________________________

(1)	Excludes rental income from independent living properties that are subject to short-term leases.

The rental properties owned at December 31, 2017 are leased under noncancelable operating leases with current expirations ranging from 2021 to 2029, with certain tenant renewal rights. These net lease arrangements require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.

4.	Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures as of December 31, 2017 and 2016 and activity for the years ended December 31, 2017 and 2016 (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

						Properties as of December 31, 2017(1)
Portfolio	Partner(2)	Acquisition Date	Ownership	Purchase Price(3)	Equity Investment(4)	Senior Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%	$1,048,000	$23,400	44	—	32	—	76
Envoy	Formation Capital, LLC/Safanad Management Limited	Sep-2014	11.4%	145,000	5,000	—	—	14	—	14
Griffin - American	Colony NorthStar	Dec-2014	14.3%	3,238,547	206,143	91	108	41	14	254
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	870,000	55,146	6	—	152	—	158
Trilogy	Griffin-American Healthcare REIT III, Inc./Management Team of Trilogy Investors, LLC	Dec-2015	29.0%	1,162,613	228,820	8	—	66	—	74
Subtotal				6,464,160	518,509	149	108	305	14	576
Operator Platform(5)		Jul-2017	20.0%	2	2	—	—	—	—	—
Total				$6,464,162	$518,511	149	108	305	14	576
_______________________________________

(1)	Excludes 10 properties sold and three properties designated held for sale during the year ended December 31, 2017.

(2)	In January 2017, NorthStar Realty completed its previously announced merger with Colony and NSAM, with Colony NorthStar surviving the mergers.

(3)
Purchase price represents the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(4)
Represents initial and subsequent contributions to the underlying joint venture through December 31, 2017. In 2017, the Company funded additional capital contributions of $8.3 million into the Trilogy joint venture and $3.8 million into the Griffin-American joint venture. The additional fundings related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.

(5)
Represents investment in Solstice. In November 2017, the Company completed the transition of operations of the Winterfell portfolio from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.

	December 31, 2017			December 31, 2016			Carrying Value
		Select Revenues and Expenses, net(1)			Select Revenues and Expenses, net(1)		December 31,
Portfolio	Equity in Earnings (Losses)		Cash Distributions	Equity in Earnings (Losses)		Cash Distributions	2017 (2)	2016(2)
Eclipse	$(1,562)	$(3,401)	$1,227	$528	$(1,807)	$1,963	$13,143	$15,932
Envoy	(934)	(1,349)	427	980	455	267	5,037	6,398
Griffin - American	(6,885)	(18,728)	8,505	(7,847)	(24,048)	24,795	134,219	144,629
Espresso(3)	(20,737)	(32,752)	3,307	(5,388)	(14,194)	7,162	5,308	29,353
Trilogy	(5,224)	(23,193)	—	(51,871)	(67,793)	—	167,845	164,222
Winterfell(4)	—	—	—	1,423	(161)	591	—	—
Subtotal	(35,342)	(79,423)	13,466	(62,175)	(107,548)	34,778	325,552	360,534
Operator Platform(5)	28	—	—	—	—	—	30	—
Total	$(35,314)	$(79,423)	$13,466	$(62,175)	$(107,548)	$34,778	$325,582	$360,534
_______________________________________

(1)
Represents the net amount of the Company’s proportionate share of the following revenues and expenses: straight-line rental income (expense), (above)/below market lease and in-place lease amortization, (above)/below market debt and deferred financing costs amortization, depreciation and amortization expense, acquisition fees and transaction costs, loan loss reserves, impairment, as well as unrealized and realized gain (loss) from sales of real estate and investments.

(2)
Includes $1.3 million, $0.4 million, $13.4 million, $7.6 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Envoy, Griffin-American, Espresso, respectively. Capitalized acquisition costs for the Company’s investment in Trilogy totaled $9.8 million and $9.3 million as of December 31, 2017 and 2016, respectively.

(3)
Equity in earnings (losses) for the year ended December 31, 2017 includes a loan loss reserve recorded by the joint venture, of which the Company’s proportionate share totaled $11.4 million. Refer to Credit Losses and Impairment on Investments in Note 2, “Summary of Significant Accounting Policies” for additional discussion.

(4)
In March 2016, the Company acquired NorthStar Realty’s 60.0% interest in the Winterfell JV. The transaction was approved by the Company’s board of directors, including all of its independent directors, and the purchase price was supported by an independent third-party appraisal for the Winterfell portfolio. The Company originally acquired a 40.0% equity interest in the Winterfell JV in May 2015. Accordingly, as of March 1, 2016, the Company owns 100.0% of the equity in the Winterfell portfolio and consolidates the portfolio.

(5)	Represents the Company’s investment in Solstice.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Summarized Financial Data
The combined balance sheets as of December 31, 2017 and 2016 and combined statements of operations for the years ended December 31, 2017, 2016 and 2015 for the Company’s unconsolidated ventures are as follows (dollars in thousands):

	December 31, 2017	December 31, 2016		Years Ended December 31,
				2017	2016	2015
Assets
Operating real estate, net	$4,879,168	$4,937,341	Total revenues	$1,457,208	$1,461,890	$733,166
Other assets	1,318,504	1,457,532	Net income (loss)	$(158,445)	$(243,503)	$(207,350)
Total assets	$6,197,672	$6,394,873

Liabilities and equity
Total liabilities	$4,547,846	$4,625,584
Equity	1,649,826	1,769,289
Total liabilities and equity	$6,197,672	$6,394,873

5.	Real Estate Debt Investments
The following table presents one debt investment as of December 31, 2017 and 2016 (dollars in thousands):

		December 31, 2017	December 31, 2016
Asset Type:	Principal Amount	Carrying Value	Carrying Value	Fixed Rate	Unlevered Current Yield
Mezzanine loan(1)	$75,000	$74,650	$74,558	10.0%	10.3%
_______________________________________

(1)	Loan has a final maturity date of January 30, 2021.
Credit Quality Monitoring
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
As of December 31, 2017, the Company’s debt investment was not performing in accordance with the contractual terms of its governing documents.  The Company’s debt investment is a mezzanine loan on a portfolio that has several sub-portfolios, three of which have experienced tenant lease defaults and currently have operator transitions in process.  The underlying tenant defaults resulted in defaults under the senior loans with respect to the applicable sub-portfolios, which in turn resulted in defaults under the mezzanine loan.  The Company is actively monitoring the actions of the senior lenders of each sub-portfolio and assessing our rights and remedies.  The Company is also actively monitoring the operator transitions and continues to assess the collectability of principal and interest. As of December 31, 2017, contractual debt service has been paid in accordance with contractual terms and the Company expects to receive full payment of contractual principal and interest. Accordingly, the debt investment was categorized as a performing loan.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2017, the debt investment contributed 100.0% the Company’s interest income on debt investments as presented on the consolidated statement of operations.

6.	Healthcare-Related Securities
In October 2016, the Company purchased the Class B certificates in a $575.1 million securitization trust (Freddie Mac 2016-KS06 Mortgage Trust), which is secured by a pool of 41 mortgage loans related to senior housing facilities with a weighted average maturity of 9.8 years at the time of the acquisition. The securitization trust issued $517.6 million of permanent, non-recourse, investment grade securitization bonds, or Class A certificates, which were purchased by unrelated third parties, and $57.5 million of subordinate Class B certificates which were purchased by the Company at a discount to par of $27.0 million, or 47.0%, and have a fixed coupon of 4.47% and produce a bond equivalent yield of 13.1%.
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
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016
Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$545,048	$553,707
Receivables	2,127	2,141
Total assets	$547,175	$555,848
Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$512,772	$522,933
Accounts payable and accrued expenses	1,918	1,934
Total liabilities	$514,690	$524,867
As of December 31, 2017, the senior housing mortgage loans and the related mortgage obligations held in the securitization trust had an unpaid principal balance of $570.4 million and $512.9 million, respectively.
The Company elected the fair value option to measure the assets and liabilities of the securitization trust, which requires that changes in valuations of the securitization trust be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the senior housing mortgage loans held in the securitization trust and the carrying value of the securitized mortgage obligations was $32.3 million and $30.8 million as of December 31, 2017 and 2016, respectively, and approximates the fair value of the Company’s underlying investment in Class B certificates of the securitization trust. Refer to Note 12, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIE.
The following table presents the activity recorded for the years ended December 31, 2017 and 2016 related to the consolidated securitization trust on the consolidated statement of operations. The Company generated net income of $4.0 million and $0.7 million from its investment in Class B certificates for the years ended December 31, 2017 and 2016, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2017	2016
Statements of Operations
Interest income on mortgage loans held in a securitized trust	$25,955	$5,022
Interest expense on mortgage obligations issued by a securitization trust	(19,510)	(3,772)
Net interest income	6,445	1,250
Other expenses related to securitization trust	3,922	765
Transaction costs	—	57
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	1,503	298
Net income attributable to NorthStar Healthcare Income, Inc. common stockholders	$4,026	$726

For the year ended December 31, 2017, the consolidated securitization trust contributed 100.0% the Company’s interest income on mortgage loans held in a securitized trust as presented on the consolidated statement of operations.

7.	Borrowings
The following table presents the Company’s borrowings as of December 31, 2017 and 2016 (dollars in thousands):

				December 31, 2017		December 31, 2016
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$23,417	$23,030	$24,000	$23,528
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	21,193	21,053	21,500	21,309
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	19,755	19,630	20,000	19,830
Milford, OH	Non-recourse	Sep-26	LIBOR + 2.68%	18,760	18,216	18,760	18,142
Rochester Portfolio
Rochester, NY	Non-recourse	Feb-25	4.25%	21,444	21,312	—	—
Rochester, NY(4)	Non-recourse	Aug-27	LIBOR + 2.34%	101,224	100,061	—	—
Arbors Portfolio(5)
Various locations	Non-recourse	Feb-25	3.99%	92,407	90,913	93,750	91,992
Watermark Fountains Portfolio(6)
Various locations	Non-recourse	Jun-22	3.92%	410,000	406,207	410,000	405,564
Various locations	Non-recourse	Jun-22	5.56%	75,401	74,776	—	—
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun-25	4.17%	648,211	624,656	648,211	620,617
Bonaventure Portfolio(8)
Various locations	Non-recourse	Feb-27	4.66%	72,466	71,771	—	—
Subtotal mortgage notes payable, net				1,504,278	1,471,625	1,236,221	1,200,982
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb-22	6.00%	3,500	3,500	—	—
Rochester Portfolio
Rochester, NY	Non-recourse	Aug-19	6.00%	12,355	12,355	—	—
Subtotal other notes payable, net				15,855	15,855	—	—
Total mortgage and other notes payable, net				$1,520,133	$1,487,480	$1,236,221	$1,200,982
_______________________________________

(1)	Floating rate borrowings are comprised of $160.9 million principal amount at one-month London Interbank Offered Rate (“LIBOR”) and $23.4 million principal amount at three-month LIBOR.

(2)
The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings other than the Winterfell portfolio which is attributable to below market debt intangibles.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
This mortgage note arrangement has a capacity of up to $30.0 million, subject to certain conditions, secured and collateralized by four healthcare real estate properties. As of December 31, 2017, the Company has funded approximately $7.1 million into a lender controlled reserve.

(4)	Comprised of seven individual mortgage notes payable secured, cross-collateralized and cross-defaulted by seven healthcare real estate properties.

(5)	Comprised of four individual mortgage notes payable secured by four healthcare real estate properties, cross-collateralized and cross-defaulted.

(6)
Includes $410.0 million principal amount of fixed rate borrowings, secured by 15 healthcare real estate properties, cross-collateralized and cross-defaulted as well as a supplemental financing totaling $75.4 million of principal, secured by seven healthcare real estate properties, cross-collateralized and cross-defaulted.

(7)	Comprised of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and cross-defaulted.

(8)	Comprised of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and cross-defaulted.
The following table presents scheduled principal payments on borrowings based on final maturity as of December 31, 2017 (dollars in thousands):

Years Ending December 31:
2018	$10,849
2019	58,147
2020	24,044
2021	63,338
2022	475,305
Thereafter	888,450
Total	$1,520,133
As of December 31, 2017, the Company’s Peregrine portfolio did not maintain certain minimum financial coverage ratios required under the contractual terms of its mortgage note, which resulted in a non-monetary default. The Company is currently in discussions with the lender to restructure the loan to cure or otherwise waive the default.
Colony NorthStar Line of Credit
In October 2017, the Company obtained a revolving line of credit from an affiliate of Colony NorthStar, the Sponsor, for up to $15.0 million at an interest rate of 3.5% plus LIBOR (the “Sponsor Line”). The Sponsor Line has an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. As of December 31, 2017, the Company had drawn and fully repaid $25.0 million under the Sponsor Line.
Corporate Credit Facility
In December 2017, the Company executed a corporate credit facility with Key Bank, (the “Corporate Facility”), for up to $25.0 million, which remains subject to satisfaction of certain post-closing obligations, including the pledge of borrowing base assets. The Corporate Facility has a three year term at interest rates ranging between 2.5% and 3.5% plus LIBOR and has not been utilized as of December 31, 2017.

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
In December 2017, the Company’s advisory agreement was amended with the following changes: (1) the Advisor will no longer receive an acquisition fee in connection with the Company’s acquisitions of real property or debt investments; and (2) the Advisor’s monthly asset management fee will be equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by the Board of Directors in connection with a sale, transfer or other disposition of a substantial portion of the Company’s assets, with $2.5 million per calendar quarter of such fee paid in shares of the Company’s common stock at a price per share equal to the most recently published net asset value per share.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Advisor has also agreed that all shares of the Company’s common stock issued to it in consideration of the asset management fee will be subordinate in the share repurchase program to shares of the Company’s common stock held by third party stockholders for a period of two years, unless the Advisory Agreement is earlier terminated. The amended advisory agreement will be effective on January 1, 2018.
Fees to Advisor
Asset Management Fee
From inception through December 31, 2017, The Advisor received a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the amount funded or allocated for investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or the proportionate share thereof in the case of an investment made through a joint venture).
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
Acquisition Fee
From inception through December 31, 2017, the Advisor also received fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by the Company, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an indirect equity investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by the Company to acquire or originate debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle). An acquisition fee incurred related to an equity investment is generally expensed as incurred. A fee paid to the Advisor in connection with the acquisition of an equity or debt investment in an unconsolidated joint venture was generally included in investments in unconsolidated ventures on the consolidated balance sheets when the Company did not elect the fair value option for an investment. However, when the Company elected the fair value option for an investment, the Company expensed the acquisition fee. A fee paid to the Advisor in connection with the origination or acquisition of debt investments was included in debt investments, net on the consolidated balance sheets and was amortized to interest income over the life of the investment using the effective interest method.
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to the Advisor and the Dealer Manager for the years ended December 31, 2017 and 2016 and the amount due to related party as of December 31, 2017 and 2016 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Year Ended December 31, 2017		Due to Related Party as of December 31, 2017
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$12	$34,302	$(34,314)	$—
Acquisition(1)	Investments in unconsolidated ventures/Asset management and other fees-related party	66	8,206	(8,264)	8
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	141	11,208	(10,311)	1,038
Total		$219	$53,716	$(52,889)	$1,046
_______________________________________

(1)
Acquisition/disposition fees incurred to the Advisor related to debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees-related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. From inception through December 31, 2017, the Advisor waived $0.3 million of acquisition fees related to

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

healthcare-related securities. The Company did not incur any disposition fees during the year ended December 31, 2017, nor were any such fees outstanding as of December 31, 2016.

(2)	As of December 31, 2017, the Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to the Company.

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2015	Year Ended December 31, 2016		Due to Related Party as of December 31, 2016
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$22	$32,712	$(32,722)	$12
Acquisition(1)	Investments in unconsolidated ventures/Asset management and other fees-related party	378	13,924	(14,236)	66
Disposition(1)	Real estate debt investments, net	—	146	(146)	—
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	4	23,670	(23,533)	141
Offering	Cost of capital(3)	39	447	(486)	—
Selling commissions	Cost of capital(3)	—	58	(58)	—
Dealer Manager Fees	Cost of capital(3)	—	25	(25)	—
Total		$443	$70,982	$(71,206)	$219
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
Investments in Joint Ventures
The below table indicates the Company’s investments for which Colony NorthStar is also an equity partner in the joint venture. Each investment was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of these investments (dollars in thousands):

Portfolio	Partner(s)	Acquisition Date	Ownership	Purchase Price(1)	Carrying Value as of December 31, 2017
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%	$59,097	$13,143
Griffin-American	Colony NorthStar	Dec-2014	14.3%	463,436	134,219
_______________________________________

(1)
Purchase price represents the Company’s proportionate share of the purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

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
In December 2015, the Company, through a joint venture with Griffin-American Healthcare REIT III, Inc. (“GAHR3”), a REIT sponsored and advised by AHI, acquired a 29.0% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for its interest. The purchase was approved by the Company’s board of directors, including all of its independent directors. In June 2016, in accordance with the joint venture agreement, the Company funded an additional capital contribution of $18.8 million. Additionally, in 2017, the Company funded capital contributions of $8.3 million, for a total contribution of

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$228.8 million. The additional fundings related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
Origination of Mezzanine Loan
In July 2015, the Company originated a $75.0 million mezzanine loan to a subsidiary of Espresso, which bears interest at a fixed rate of 10.0% per year and matures in January 2021. Refer to Note 5, “Real Estate Debt Investments” for further discussion.
Colony NorthStar Line of Credit
In October 2017, the Company obtained the Sponsor Line for up to $15.0 million at an interest rate of 3.5% plus LIBOR. The Sponsor Line has an initial one year term, with an extension option of six months. The Sponsor Line was approved by the Company’s board of directors, including all of its independent directors. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. As of December 31, 2017, the Company had drawn and fully repaid $25.0 million under the Sponsor Line.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of December 31, 2017, the Company’s independent directors were granted a total of 75,449 shares of restricted common stock for an aggregate $0.7 million, based on the share price on the date of each grant, including 19,779 shares granted in June 2017. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of approximately $0.2 million, $0.2 million, and $0.1 million for the years ended December 31, 2017, 2016 and 2015 respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 19,248 and 18,995 as of December 31, 2017 and 2016, respectively.

10.	Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for the Follow-on Offering on December 17, 2015 and all of the shares initially registered for the Follow-on Offering were issued on or before January 19, 2016. From inception through December 31, 2017, the Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion in the Primary Offering.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price under the Company’s Initial DRP $9.50. In connection with its determination of the offering price for shares of the Company’s common stock in the Follow-on Offering, the board of directors determined that distributions may be reinvested in shares of the Company’s common stock at a price of $9.69 per share, which was approximately 95% of the offering price of $10.20 per share established for purposes of our Follow-on Offering.
In April 2016, in connection with its determination of the estimated value of the Company’s shares of common stock as of December 31, 2015, the board of directors determined that distributions may be reinvested in shares of the Company’s common stock at a price equal to the most recent estimated value per share of our shares of common stock. From April 2016 to December 2016, the purchase price per share under the DRP was $8.63 per share, which was equal to the estimated value per share of the Company shares of common stock as of December 31, 2015. From December 2016 to December 2017, the purchase price per share under the DRP was $9.10 per share, which was equal to the estimated value per share of the Company’s shares of common stock as of June 30, 2016. In December 2017, the purchase price per share under the DRP became $8.50 per share, which is equal to the estimated value per share as of June 30, 2017.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2017, the Company issued 7.4 million shares of common stock totaling $67.2 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2016, the Company issued 7.6 million shares of common stock totaling $67.8 million of gross offering proceeds pursuant to the DRP. From inception through December 31, 2017, the Company issued 21.1 million shares of common stock, generating gross offering proceeds of $194.0 million pursuant to the DRP.
Distributions
Distributions to stockholders have been declared quarterly by the board of directors of the Company and paid monthly based on a daily amount of $0.00184932 per share, which is equivalent to an annualized distribution amount of $0.675 per share of the Company’s common stock in 2017. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
During the fourth quarter of 2017, the Company’s board of directors approved a daily cash distribution of $0.000924658 per share of common stock, equivalent to an annualized distribution amount of $0.3375 per share, for each of the three months ended March 31, 2018.
The following table presents distributions declared for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2017
First Quarter	$14,228	$16,669	$30,897
Second Quarter	14,557	16,804	31,361
Third Quarter	14,899	16,873	31,772
Fourth Quarter	15,082	16,691	31,773
Total	$58,766	$67,037	$125,803

2016
First Quarter	$13,408	$16,827	$30,235
Second Quarter	13,580	16,915	30,495
Third Quarter	13,974	17,120	31,094
Fourth Quarter	14,261	17,057	31,318
Total	$55,223	$67,919	$123,142

2015
First Quarter	$8,023	$10,143	$18,166
Second Quarter	8,772	11,068	19,840
Third Quarter	10,142	12,791	22,933
Fourth Quarter	12,035	15,297	27,332
Total	$38,972	$49,299	$88,271
_________________________________________________

(1)
Represents distributions declared for the period, even though such distributions are actually paid to stockholders the month following such period. For the years ended December 31, 2017, 2016 and 2015, 100% of distributions paid represent a return of capital.

In order to continue to qualify as a REIT, the Company must distribute annually at least 90% of its REIT taxable income. For the years ended December 31, 2017, 2016 and 2015, the Company generated net operating losses for tax purposes and, accordingly, was not required to make distributions to its stockholders to qualify as a REIT.
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
For the year ended December 31, 2017, the Company repurchased 5.7 million shares of common stock for $52.8 million at an average price of $9.21 per share. For the year ended December 31, 2016, the Company repurchased 1.8 million shares of common stock for $16.1 million at an average price of $9.15 per share pursuant to the Share Repurchase Program. The Company has funded repurchase requests received during a quarter with cash on hand, borrowings or other available capital. Repurchase requests have not exceeded proceeds received from its DRP. As of December 31, 2017, there were no unfulfilled repurchase requests.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the years ended December 31, 2017, 2016 and 2015 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income attributable to the other non-controlling interests was approximately $0.2 million and $0.4 million for the years ended December 31, 2017 and 2015, respectively and de minimis for the year ended December 31, 2016.

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
Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and 2016 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$—	$—	$545,048	$545,048	$—	$—	$553,707	$553,707
Financial Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$—	$512,771	$—	$512,771	$—	$—	$522,933	$522,933
As of December 31, 2017, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Years Ended December 31,
	2017	2016
Beginning balance	$553,707	$—
Purchases/contributions	—	580,418
Paydowns/distributions	(4,058)	(654)
Unrealized gain (loss)	(4,601)	(26,057)
Ending balance	$545,048	$553,707
The following table presents the changes in fair value of financial liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Years Ended December 31,
	2017	2016
Beginning balance	$522,933	$—
Purchases/contributions	—	549,942
Transfers to Level 2(1)	(522,933)	—
Paydowns/distributions	—	(654)
Unrealized (gain) loss	—	(26,355)
Ending balance	$—	$522,933
_______________________________________

(1)
Transfers to Level 2 from Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become more observable during the period. Transfers are assumed to occur at the beginning of the year.

For the year ended December 31, 2017, the key unobservable inputs used in the fair value analysis included a weighted average yield of 13.1% and a weighted average life of 8.6 years. For the year ended December 31, 2016, the key unobservable inputs used in the fair value analysis included a weighted average yield of 13.1% and a weighted average life of 9.6 years. Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets using such Level 3 inputs.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2017, the Company recorded an unrealized loss of $4.6 million for financial assets for which the fair value option was elected. For the year ended December 31, 2017, the Company recorded an unrealized gain of $6.1 million for financial liabilities for which the fair value option was elected. These amounts, when incurred, are recorded net as unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net, in the consolidated statements of operations.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$75,000	$74,650	$75,000	$75,000	$74,558	$72,278
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,520,133	$1,487,480	$1,480,407	$1,236,221	$1,200,982	$1,147,406
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Quarterly Financial Information (Unaudited)
The following tables present selected quarterly information for the years ended December 31, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Property and other revenues	$76,335	$74,401	$68,594	$66,445
Net interest income	3,545	3,557	3,538	3,501
Expenses	121,088	104,257	87,070	91,734
Equity in earnings (losses) of unconsolidated ventures	(4,080)	(18,557)	(7,055)	(5,622)
Net income (loss)	(44,882)	(44,487)	(21,560)	(27,042)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(44,709)	(44,390)	(21,593)	(27,079)

Net income (loss) per share of common stock, basic/diluted (1)	$(0.23)	$(0.24)	$(0.12)	$(0.15)
_______________________________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Property and other revenues	$64,659	$65,173	$63,024	$43,752
Net interest income	3,858	5,072	5,005	5,035
Expenses	111,379	72,181	78,878	72,449
Equity in earnings (losses) of unconsolidated ventures	(15,102)	(15,604)	(17,432)	(14,037)
Net income (loss)	(57,493)	(17,504)	(27,903)	(38,382)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(57,541)	(17,568)	(27,869)	(38,297)

Net income (loss) per share of common stock, basic/diluted (1)	$(0.31)	$(0.10)	$(0.15)	$(0.21)
_______________________________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

14.	Segment Reporting
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the operators and tenants of the Company’s properties, excluding properties owned through unconsolidated joint ventures as of December 31, 2017:

				Year Ended December 31, 2017
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,568	$140,218	49.1%
Solstice Senior Living	(2)	32	4,000	113,634	39.8%
Bonaventure Senior Living		5	453	13,432	4.7%
Arcadia Management		4	572	10,615	3.7%
Integral Senior Living	(2)	3	162	5,124	1.8%
Peregrine Senior Living		2	114	1,172	0.4%
Senior Lifestyle Corporation	(3)	2	115	934	0.3%
Other		—	—	646	0.2%
Total		78	10,984	$285,775	100.0%
______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	The two properties currently managed by Peregrine Senior Living are expected to be transitioned in 2018 to Senior Lifestyle Corporation, following receipt of regulatory approval.
The following tables present segment reporting for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

Statement of Operations:
Year Ended December 31, 2017	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$282,880	$—	$—		$—		$282,880	$—	$282,880
Net interest income on debt and securities	(1)	7,695	4,054	(3)	(1,529)	(3)	10,219	3,922	14,141
Other revenue	2,249	—	—		646		2,895	—	2,895
Property operating expenses	(163,837)	—	—		—		(163,837)	—	(163,837)
Interest expense	(61,008)	—	—		(74)		(61,082)	—	(61,082)
Other expenses related to securitization trust	—	—	—		—		—	(3,922)	(3,922)
Transaction costs	(9,407)	—	—		—		(9,407)	—	(9,407)
Asset management and other fees - related party	—	—	—		(41,954)		(41,954)	—	(41,954)
General and administrative expenses	(948)	(49)	—		(12,491)		(13,488)	—	(13,488)
Depreciation and amortization	(105,459)	—	—		—		(105,459)	—	(105,459)
Impairment of operating real estate	(5,000)	—	—		—		(5,000)	—	(5,000)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	(28)		1,531		1,503	—	1,503
Realized gain (loss) on investments and other	116	—	—		—		116	—	116
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(60,415)	7,646	4,026		(53,871)		(102,614)	—	(102,614)
Equity in earnings (losses) of unconsolidated ventures	(35,314)	—	—		—		(35,314)	—	(35,314)
Income tax benefit (expense)	(43)	—	—		—		(43)	—	(43)
Net income (loss)	$(95,772)	$7,646	$4,026		$(53,871)		$(137,971)	$—	$(137,971)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

(3)
Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the year ended December 31, 2017, $1.5 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment.

Statement of Operations:
Year Ended December 31, 2016	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$235,023	$—	$—		$—		$235,023	$—	$235,023
Net interest income on debt and securities	—	17,720	813	(3)	(328)	(3)	18,205	765	18,970
Other revenue	1,466	—	—		119		1,585	—	1,585
Property operating expenses	(129,954)	—	—		—		(129,954)	—	(129,954)
Interest expense	(50,243)	—	—		—		(50,243)	—	(50,243)
Other expenses related to securitization trust	—	—	—		—		—	(765)	(765)
Transaction costs	(2,147)	—	(57)		—		(2,204)	—	(2,204)
Asset management and other fees - related party	—	—	—		(45,092)		(45,092)	—	(45,092)
General and administrative expenses	(775)	(84)	—		(23,984)		(24,843)	—	(24,843)
Depreciation and amortization	(81,786)	—	—		—		(81,786)	—	(81,786)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	(30)		328		298	—	298
Realized gain (loss) on investments and other	600	—	—		—		600	—	600
Gain (loss) on consolidation of unconsolidated venture	6,408	—	—		—		6,408	—	6,408
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(21,408)	17,636	726		(68,957)		(72,003)	—	(72,003)
Equity in earnings (losses) of unconsolidated ventures	(62,175)	—	—		—		(62,175)	—	(62,175)
Income tax benefit (expense)	(7,104)	—	—		—		(7,104)	—	(7,104)
Net income (loss)	$(90,687)	$17,636	$726		$(68,957)		$(141,282)	$—	$(141,282)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations:
Year Ended December 31, 2015	Real Estate Equity	Real Estate Debt	Corporate(1)	Total
Rental and resident fee income	$91,512	$—	$—	$91,512
Interest income	—	17,763	—	17,763
Other revenue	810	1,131	—	1,941
Property operating expenses	(45,773)	—	—	(45,773)
Interest expense	(16,964)	—	(653)	(17,617)
Transaction costs	(5,765)	—	—	(5,765)
Asset management and other fees - related party	—	—	(33,385)	(33,385)
General and administrative expenses	(345)	(88)	(19,780)	(20,213)
Depreciation and amortization	(27,038)	—	—	(27,038)
Realized gain (loss), net	222	—	(943)	(721)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(3,341)	18,806	(54,761)	(39,296)
Equity in earnings (losses) of unconsolidated ventures	(49,046)	—	—	(49,046)
Income tax benefit (expense)	5,598	—	—	5,598
Net income (loss)	$(46,789)	$18,806	$(54,761)	$(82,744)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment as of December 31, 2017 and 2016 (dollars in thousands):

Total Assets:	Real Estate Equity(1)	Real Estate Debt	Healthcare-Related Securities	Corporate(2)	Subtotal	Investing VIEs(3)	Total
December 31, 2017	$2,339,873	$75,296	$32,484	$3,925	$2,451,578	$547,175	$2,998,753
December 31, 2016	2,118,877	75,204	30,981	177,299	2,402,361	555,848	2,958,209
_______________________________________

(1)	Includes investments in unconsolidated joint ventures totaling $325.6 million and $360.5 million as of December 31, 2017 and 2016, respectively.

(2)	Represents corporate cash and cash equivalent balances offset by elimination of healthcare-related securities in consolidation.

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

15.	Commitments and Contingencies
Refer to Note 3, “Operating Real Estate” for additional information regarding the contingent consideration related to the purchase price for the Rochester portfolio.
Litigation and Claims
The Company may be involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, any current legal proceedings are not expected to have a material adverse effect on its financial position or results of operations.
The Company’s tenants, operators and managers may be involved in various litigation matters arising in the ordinary course of its business. The unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect such tenants’, operators’ or managers’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to the Company, which, in turn, could have a material adverse effect on the Company.
Environmental Matters
The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at its properties, the Company is not currently aware of any environmental liability with respect to the its properties that would have a material effect on its consolidated financial position, results of operations or cash flows. Further, the Company is not aware of any material environmental liability or any unasserted

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

claim or assessment with respect to an environmental liability that it believes would require additional disclosure or the recording of a loss contingency.
General Uninsured Losses
The Company obtains various types of insurance to mitigate the impact of property, business interruption, liability, flood, windstorm, earthquake, environmental and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable.

16.	Subsequent Events
Distribution Reinvestment Plan
For the period from January 1, 2018 through March 29, 2018, the Company issued 1.3 million shares pursuant to the DRP, representing gross proceeds of $10.8 million.
Distributions
On March 15, 2018, the Company’s board of directors approved a daily cash distribution of $0.000924658 per share of common stock for each of the three months ended June 30, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Share Repurchases
From January 1, 2018 through March 29, 2018, the Company repurchased 1.0 million shares for a total of $8.2 million or a weighted average price of $7.82 per share under the Share Repurchase Program. The Company funds repurchase requests received during a quarter with cash from proceeds of our DRP. As of March 29, 2018, the Company had a total of $12.1 million in unfulfilled repurchase requests. Refer to Note 10, “Stockholders’ Equity” for additional information regarding the Share Repurchase Program.
Dispositions
In March 2018, the Company sold the Class B certificates of its consolidated securitization trust, generating net proceeds of $35.8 million. The Company originally purchased the investment for $30.5 million.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition(1)	Column E Gross Amount Carried at Close of Period(2)			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Net Lease Portfolio
Clinton, CT	$6,117	$600	$9,900	$(4,583)	$600	$5,317	$5,917	$1,199	$4,718	Oct-13	40 years
Skaneateles, NY	2,039	400	2,600	—	400	2,600	3,000	287	2,713	Oct-13	40 years
Smyrna, GA	6,858	825	9,175	401	825	9,576	10,401	1,002	9,399	Dec-13	40 years
Cheektowaga, NY	8,403	300	12,200	113	300	12,313	12,613	1,300	11,313	Feb-14	40 years
Bohemia, NY	24,589	4,258	27,805	160	4,258	27,965	32,223	2,638	29,585	Sep-14	40 years
Hauppauge, NY	14,918	2,086	18,495	1,351	2,086	19,846	21,932	1,922	20,010	Sep-14	40 years
Islandia, NY	36,658	8,437	37,198	218	8,437	37,416	45,853	3,593	42,260	Sep-14	40 years
Westbury, NY	16,242	2,506	19,163	174	2,506	19,337	21,843	1,792	20,051	Sep-14	40 years
Bellevue, WA	30,900	13,801	18,208	2,799	13,801	21,007	34,808	1,830	32,978	Jun-15	40 years
Dana Point, CA	32,757	6,286	41,199	372	6,286	41,571	47,857	3,053	44,804	Jun-15	40 years
Kalamazoo, MI	34,800	4,521	30,870	1,490	4,521	32,360	36,881	2,663	34,218	Jun-15	40 years
Oklahoma City, OK	3,000	3,104	6,119	824	3,104	6,943	10,047	1,004	9,043	Jun-15	40 years
Palm Desert, CA	20,619	5,365	38,889	1,311	5,365	40,200	45,565	3,265	42,300	Jun-15	40 years
Sarasota, FL	74,584	12,845	64,403	2,576	12,845	66,979	79,824	5,181	74,643	Jun-15	40 years
Senior Housing Operating Portfolio
Leawood, KS	—	900	7,100	176	900	7,276	8,176	825	7,351	Oct-13	40 years
Spring Hill, KS	—	430	6,570	143	430	6,713	7,143	745	6,398	Oct-13	40 years
Milford, OH	18,760	1,160	14,440	1,252	1,160	15,692	16,852	2,081	14,771	Dec-13	40 years
Denver, CO	21,193	4,300	27,200	8,140	4,300	35,340	39,640	3,686	35,954	Jan-14	40 years
Frisco, TX	19,755	3,100	35,874	1,307	3,100	37,181	40,281	3,931	36,350	Feb-14	40 years
Alexandria, VA	45,225	7,950	41,124	1,248	7,950	42,372	50,322	3,252	47,070	Jun-15	40 years
Crystal Lake, IL	27,630	6,580	28,210	1,349	6,580	29,559	36,139	2,335	33,804	Jun-15	40 years
Independence, MO	15,600	1,280	17,090	664	1,280	17,754	19,034	1,534	17,500	Jun-15	40 years
Millbrook, NY	24,825	6,610	20,854	2,705	6,610	23,559	30,169	2,066	28,103	Jun-15	40 years
Southfield, MI	9,000	2,240	11,924	1,055	2,240	12,979	15,219	1,436	13,783	Jun-15	40 years
St. Petersburg, FL	40,746	8,920	44,137	3,786	8,920	47,923	56,843	3,823	53,020	Jun-15	40 years
Tarboro, NC	22,575	2,400	17,800	1,878	2,400	19,678	22,078	1,654	20,424	Jun-15	40 years
Tuckahoe, NY	36,915	4,870	26,980	551	4,870	27,531	32,401	2,102	30,299	Jun-15	40 years
Tucson, AZ	66,225	7,370	60,719	2,333	7,370	63,052	70,422	4,905	65,517	Jun-15	40 years
Apple Valley, CA	21,850	1,168	24,625	194	1,168	24,819	25,987	1,485	24,502	Mar-16	40 years
Auburn, CA	24,685	1,694	18,438	315	1,694	18,753	20,447	1,201	19,246	Mar-16	40 years
Austin, TX	27,180	4,020	19,417	520	4,020	19,937	23,957	1,252	22,705	Mar-16	40 years
Bakersfield, CA	17,249	1,831	21,006	313	1,831	21,319	23,150	1,321	21,829	Mar-16	40 years
Bangor, ME	21,998	2,463	23,205	442	2,463	23,647	26,110	1,479	24,631	Mar-16	40 years
Bellingham, WA	24,426	2,242	18,807	550	2,242	19,357	21,599	1,228	20,371	Mar-16	40 years
Clovis, CA	19,223	1,821	21,721	117	1,821	21,838	23,659	1,320	22,339	Mar-16	40 years
Columbia, MO	23,258	1,621	23,521	243	1,621	23,764	25,385	1,440	23,945	Mar-16	40 years
Corpus Christi, TX	19,058	2,263	20,142	386	2,263	20,528	22,791	1,281	21,510	Mar-16	40 years
East Amherst, NY	18,983	2,873	18,279	297	2,873	18,576	21,449	1,136	20,313	Mar-16	40 years
El Cajon, CA	21,504	2,357	14,733	217	2,357	14,950	17,307	978	16,329	Mar-16	40 years
El Paso, TX	12,510	1,610	14,103	468	1,610	14,571	16,181	884	15,297	Mar-16	40 years
Fairport, NY	16,928	1,452	19,427	129	1,452	19,556	21,008	1,185	19,823	Mar-16	40 years
Fenton, MO	25,155	2,410	22,216	346	2,410	22,562	24,972	1,392	23,580	Mar-16	40 years
Grand Junction, CO	19,965	2,525	26,446	154	2,525	26,600	29,125	1,648	27,477	Mar-16	40 years
Grand Junction, CO	10,230	1,147	12,523	289	1,147	12,812	13,959	857	13,102	Mar-16	40 years
Grapevine, TX	22,883	1,852	18,143	590	1,852	18,733	20,585	1,175	19,410	Mar-16	40 years
Groton, CT	18,029	3,673	21,879	536	3,673	22,415	26,088	1,512	24,576	Mar-16	40 years
Guilford, CT	24,895	6,725	27,488	848	6,725	28,336	35,061	1,879	33,182	Mar-16	40 years
Joliet, IL	15,278	1,473	23,427	241	1,473	23,668	25,141	1,462	23,679	Mar-16	40 years
Kennewick, WA	7,865	1,168	18,933	178	1,168	19,111	20,279	1,168	19,111	Mar-16	40 years
Las Cruces, NM	11,461	1,568	15,091	222	1,568	15,313	16,881	947	15,934	Mar-16	40 years
Lees Summit, MO	27,855	1,263	20,500	672	1,263	21,172	22,435	1,349	21,086	Mar-16	40 years
Lodi, CA	20,605	2,863	21,152	144	2,863	21,296	24,159	1,317	22,842	Mar-16	40 years

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition(1)	Column E Gross Amount Carried at Close of Period(2)			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Normandy Park, WA	16,628	2,031	16,407	663	2,031	17,070	19,101	1,050	18,051	Mar-16	40 years
Palatine, IL	20,604	1,221	26,993	201	1,221	27,194	28,415	1,722	26,693	Mar-16	40 years
Plano, TX	16,485	2,200	14,860	319	2,200	15,179	17,379	971	16,408	Mar-16	40 years
Renton, WA	19,513	2,642	20,469	411	2,642	20,880	23,522	1,312	22,210	Mar-16	40 years
Sandy, UT	16,185	2,810	19,132	123	2,810	19,255	22,065	1,166	20,899	Mar-16	40 years
Santa Rosa, CA	28,630	5,409	26,183	238	5,409	26,421	31,830	1,668	30,162	Mar-16	40 years
Sun City West, AZ	26,306	2,684	29,056	690	2,684	29,746	32,430	2,053	30,377	Mar-16	40 years
Tacoma, WA	30,787	7,974	32,435	431	7,974	32,866	40,840	2,132	38,708	Mar-16	40 years
Frisco, TX	—	1,130	—	12,595	1,130	12,595	13,725	458	13,267	Oct-16	40 years
Albany, OR	8,900	958	6,625	14	758	6,839	7,597	201	7,396	Feb-17	40 years
Port Townsend, WA	17,016	1,613	21,460	—	996	22,077	23,073	634	22,439	Feb-17	40 years
Roseburg, OR	12,590	699	11,589	6	459	11,835	12,294	325	11,969	Feb-17	40 years
Sandy, OR	14,360	1,611	16,697	—	1,233	17,075	18,308	467	17,841	Feb-17	40 years
Santa Barbara, CA	3,500	2,408	15,674	11	2,408	15,685	18,093	321	17,772	Feb-17	40 years
Wenatchee, WA	19,600	2,540	28,971	32	1,534	30,009	31,543	765	30,778	Feb-17	40 years
Churchville, NY	6,575	296	7,712	29	296	7,741	8,037	128	7,909	Aug-17	40 years
Greece, NY	—	534	18,158	155	534	18,313	18,847	208	18,639	Aug-17	40 years
Greece, NY	26,833	1,007	31,960	31	1,007	31,991	32,998	426	32,572	Aug-17	40 years
Henrietta, NY	11,881	1,153	16,812	37	1,153	16,849	18,002	290	17,712	Aug-17	40 years
Penfield, NY	12,502	781	20,273	504	781	20,777	21,558	357	21,201	Aug-17	40 years
Penfield, NY	10,918	516	9,898	44	516	9,942	10,458	163	10,295	Aug-17	40 years
Rochester, NY	21,444	2,426	31,861	31	2,426	31,892	34,318	436	33,882	Aug-17	40 years
Rochester, NY	5,341	297	12,484	48	297	12,532	12,829	186	12,643	Aug-17	40 years
Victor, NY	27,174	1,060	33,246	78	1,060	33,324	34,384	424	33,960	Aug-17	40 years
Victor, NY	12,355	557	13,570	—	557	13,570	14,127	61	14,066	Nov-17	40 years
Undeveloped Land
Bellevue, WA	—	14,200	—	—	14,200	—	14,200	—	14,200	Jun-15	40 years
Kalamazoo, MI	—	100	—	—	100	—	100	—	100	Jun-15	40 years
Crystal Lake, IL	—	810	—	—	810	—	810	—	810	Jun-15	40 years
Millbrook, NY	—	1,050	—	—	1,050	—	1,050	—	1,050	Jun-15	40 years
Milford, OH	—	700	—	1,439	700	1,439	2,139	—	2,139	Jul-17	40 years
Rochester, NY	—	544	—	4	544	4	548	—	548	Aug-17	40 years
Penfield, NY	—	534	—	—	534	—	534	—	534	Aug-17	40 years
Total	$1,520,133	$242,021	$1,663,993	$60,338	$239,580	$1,726,772	$1,966,352	$113,924	$1,852,428
_____________________________

(1)	Negative amount represents impairment of operating real estate.

(2)	The aggregate cost for federal income tax purposes is approximately $2.0 billion.
The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2017 and 2016 and (dollars in thousands):

	Years Ended December 31,
	2017	2016
Beginning balance	$1,632,153	$851,639
Property acquisitions	317,224	751,086
Improvements	21,251	29,428
Impairment	(5,000)	—
Reclassification(1)	724	—
Ending balance(2)	$1,966,352	$1,632,153
_____________________________

(1)
Represents a measurement period adjustment of operating real estate acquired in 2016 reclassified from below market debt in connection with the final purchase price allocation for the Winterfell portfolio.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(Dollars in Thousands)

(2)	The aggregate cost of the properties are approximately $36.4 million higher for federal income tax purposes as of December 31, 2017.
The following table presents changes in accumulated depreciation for the years ended December 31, 2017 and 2016 (dollars in thousands):

	As of December 31,
	2017	2016	2015
Beginning balance	$60,173	$19,386	$4,417
Depreciation expense	53,751	40,787	14,969
Ending balance	$113,924	$60,173	$19,386

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2017
(Dollars in Thousands)

Asset Type:	Location / Description	Count	Fixed Rate	Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens(3)	Principal Amount	Carrying Value(5)	Principal Amount of Loans Subject to Delinquent Principal or Interest

Espresso Mezzanine Loan	Various / SNF / ALF	1	10.0%	Jan-21	I/O	$763,031	$75,000	$74,650	—
_______________________________________

(1)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(2)	Interest Only, or I/O; principal amount due in full at maturity.

(3)	Represents only third-party liens.

(4)	The federal income tax basis is approximately $74.7 million.
Reconciliation of Carrying Value of Real Estate Debt (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$74,558	$192,934	$146,267
Additions:
Principal amount of new loans and additional funding on existing loans	—	—	75,000
Acquisition cost (fees) on new loans	—	—	750
Origination fees received on new loans	—	—	(1,500)
Deductions:
Repayment of principal	—	(118,411)	(27,476)
Amortization of acquisition costs, fees, premiums and discounts	92	35	(107)
Ending balance	$74,650	$74,558	$192,934

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Our management established and maintains disclosure controls and procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, or Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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
Item 11.    Executive Compensation*
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13.    Certain Relationships and Related Transactions and Director Independence*
Item 14.    Principal Accountant Fees and Services*
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to our 2018 Annual Meeting of Stockholders, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act, no later than 120 days after the end of our fiscal year ended December 31, 2017.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2017
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2017
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

10.12	Limited Liability Company Agreement of Watermark Fountains Owner, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)
10.13
Joint Venture Governing Documents, each dated as of July 1, 2015, by and among FC Domino Investors, LLC, Domino MI6 Investors, LLC, Domino Holdings NT-HCI, LLC, FC Domino General Partner, LLC, SSCIP VI Splitter, LP, SSCIP VI SLP, LLC, FC SLP VI, LLC, Formation Capital Asset Management III, LLC and Safanad SSCIP VI Management, LLC, as applicable (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2015 and incorporated herein by reference)

10.14
Limited Liability Company Agreement of Trilogy REIT Holdings, LLC, dated as of September 11, 2015, by and between GACH3 Trilogy JV, LLC and Trilogy Holdings NT-HCI, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2015 and incorporated herein by reference)

10.15
Purchase and Sale Agreement Regarding Interests in Limited Liability Companies, dated as of February 24, 2016, by and between Winterfell Healthcare Holdings - T, LLC, Winterfell Healthcare-T CAM2, LLC and Winterfell Healthcare Holdings - NT-HCI, LLC and Winterfell Healthcare NT-HCI CAM2, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2016 and incorporated herein by reference)

10.16
Amendment No. 1 to Advisory Agreement, dated as of December 20, 2017, by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP, CNI NSHC Advisors, LLC and Colony NorthStar, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2017 and incorporated herein by reference)

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
The following materials from the NorthStar Healthcare Income, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements

______________________________________________________

*	Filed herewith

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	March 30, 2018	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert C. Gatenio and Ann B. Harrington and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. JEANNEAULT	Chief Executive Officer, President and Vice Chairman	March 30, 2018
Ronald J. Jeanneault	(Principal Executive Officer)

Chief Financial Officer and Treasurer
/s/ FRANK V. SARACINO	(Principal Financial Officer and	March 30, 2018
Frank V. Saracino	Principal Accounting Officer)

/s/ ROBERT C. GATENIO	Executive Chairman	March 30, 2018
Robert C. Gatenio

/s/ DANIEL J. ALTOBELLO	Director	March 30, 2018
Daniel J. Altobello

/s/ GREGORY A. SAMAY	Director	March 30, 2018
Gregory A. Samay

/s/ JACK F. SMITH, JR.	Director	March 30, 2018
Jack F. Smith, Jr.