Form 10-Q
period 2018-03-31
NorthStar Healthcare Income, Inc.
filed 2018-05-15
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
The Company has one class of common stock, $0.01 par value per share, 187,844,749 shares outstanding as of May 10, 2018.

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$70,806	$50,046
Restricted cash	19,281	30,442
Operating real estate, net	1,832,325	1,852,428
Investments in unconsolidated ventures (refer to Note 4)	319,284	325,582
Real estate debt investments, net	74,674	74,650
Senior housing mortgage loans held in a securitization trust, at fair value	—	545,048
Assets held for sale	11,640	—
Receivables, net	16,639	18,363
Deferred costs and intangible assets, net	70,300	84,720
Other assets	17,639	17,474
Total assets(1)	$2,432,588	$2,998,753

Liabilities
Mortgage and other notes payable, net	$1,481,406	$1,487,480
Senior housing mortgage obligations issued by a securitization trust, at fair value	—	512,772
Due to related party	3,200	1,046
Escrow deposits payable	4,794	3,817
Distribution payable	5,358	10,704
Accounts payable and accrued expenses	29,651	33,478
Other liabilities	6,997	4,657
Total liabilities(1)	1,531,406	2,053,954
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 187,229,084 and 186,709,303 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,872	1,867
Additional paid-in capital	1,686,202	1,681,040
Retained earnings (accumulated deficit)	(793,318)	(744,090)
Accumulated other comprehensive income (loss)	427	(316)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	895,183	938,501
Non-controlling interests	5,999	6,298
Total equity	901,182	944,799
Total liabilities and equity	$2,432,588	$2,998,753
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of March 31, 2018, the Operating Partnership includes $0.7 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Property and other revenues
Resident fee income	$32,807	$28,747
Rental income	40,749	37,121
Other revenue	747	577
Total property and other revenues	74,303	66,445
Net interest income
Interest income on debt investments	1,899	1,897
Interest income on mortgage loans held in a securitized trust	5,149	6,481
Interest expense on mortgage obligations issued by a securitization trust	(3,824)	(4,877)
Net interest income	3,224	3,501
Expenses
Real estate properties - operating expenses	46,424	37,311
Interest expense	17,038	14,028
Other expenses related to securitization trust	811	976
Transaction costs	763	1,018
Asset management and other fees - related party	5,943	10,980
General and administrative expenses	3,687	2,503
Depreciation and amortization	28,820	24,918
Impairment loss	2,783	—
Total expenses	106,269	91,734
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	366
Realized gain (loss) on investments and other	3,495	28
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(25,247)	(21,394)
Equity in earnings (losses) of unconsolidated ventures	(8,626)	(5,622)
Income tax benefit (expense)	(15)	(26)
Net income (loss)	(33,888)	(27,042)
Net (income) loss attributable to non-controlling interests	220	(37)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(33,668)	$(27,079)
Net income (loss) per share of common stock, basic/diluted	$(0.18)	$(0.15)
Weighted average number of shares of common stock outstanding, basic/diluted	187,072,856	185,650,147
Distributions declared per share of common stock	0.08	0.17

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(33,888)	$(27,042)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	743	(1,021)
Total other comprehensive income (loss)	743	(1,021)
Comprehensive income (loss)	(33,145)	(28,063)
Comprehensive (income) loss attributable to non-controlling interests	220	(37)
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(32,925)	$(28,100)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2016	185,035	$1,850	$1,666,479	$(480,516)	$(1,188)	$1,186,625	$5,349	$1,191,974
Issuance and amortization of equity-based compensation	—	—	49	—	—	49	—	49
Non-controlling interests - contributions	—	—	—	—	—	—	64	64
Non-controlling interests - distributions	—	—	—	—	—	—	(56)	(56)
Shares redeemed for cash	(936)	(9)	(8,594)	—	—	(8,603)	—	(8,603)
Distributions declared	—	—	—	(30,897)	—	(30,897)	—	(30,897)
Proceeds from distribution reinvestment plan	1,835	18	16,683	—	—	16,701	—	16,701
Other comprehensive income (loss)	—	—	—	—	(1,021)	(1,021)	—	(1,021)
Net income (loss)	—	—	—	(27,079)	—	(27,079)	37	(27,042)
Balance as of March 31, 2017 (Unaudited)	185,934	$1,859	$1,674,617	$(538,492)	$(2,209)	$1,135,775	$5,394	$1,141,169

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2017	186,709	$1,867	$1,681,040	$(744,090)	$(316)	$938,501	$6,298	$944,799
Share-based payment of advisor asset management fees	294	3	2,497	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	42	—	—	42	—	42
Non-controlling interests - contributions	—	—	—	—	—	—	71	71
Non-controlling interests - distributions	—	—	—	—	—	—	(150)	(150)
Shares redeemed for cash	(1,048)	(11)	(8,195)	—	—	(8,206)	—	(8,206)
Distributions declared	—	—	—	(15,560)	—	(15,560)	—	(15,560)
Proceeds from distribution reinvestment plan	1,274	13	10,818	—	—	10,831	—	10,831
Other comprehensive income (loss)	—	—	—	—	743	743	—	743
Net income (loss)	—	—	—	(33,668)	—	(33,668)	(220)	(33,888)
Balance as of March 31, 2018 (Unaudited)	187,229	$1,872	$1,686,202	$(793,318)	$427	$895,183	$5,999	$901,182

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Month Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(33,888)	$(27,042)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	8,626	5,622
Depreciation and amortization	28,820	24,918
Impairment loss	2,783	—
Amortization of below market debt	722	588
Straight-line rental income, net	(359)	(530)
Amortization of premium/accretion of discount on investments	(24)	(22)
Amortization of deferred financing costs	503	395
Amortization of equity-based compensation	42	49
Realized (gain) loss on investments and other	(3,495)	(28)
Unrealized (gain) loss on senior housing mortgage loans and debt held in securitization trust, net	—	(366)
Allowance for uncollectible accounts	367	—
Distributions of cumulative earnings from unconsolidated ventures	—	179
Changes in assets and liabilities:
Receivables	1,764	(1,231)
Other assets	(996)	(1,593)
Due to related party	4,654	556
Escrow deposits payable	978	339
Accounts payable and accrued expenses	(3,417)	1,078
Other liabilities	189	74
Net cash provided by (used in) operating activities	7,269	2,986
Cash flows from investing activities:
Acquisition of operating real estate investments	—	(114,827)
Improvement of operating real estate investments	(5,910)	(2,626)
Sale of healthcare-related securities	35,771	—
Investment in unconsolidated ventures	(4,470)	(5,809)
Distributions in excess of cumulative earnings from unconsolidated ventures	2,885	3,739
Escrow deposits payable	—	173
Other assets	—	2,634
Net cash provided by (used in) investing activities	28,276	(116,716)
Cash flows from financing activities:
Borrowing from mortgage notes	—	72,466
Repayment of mortgage notes	(7,299)	(298)
Payment of deferred financing costs	(106)	(765)
Shares redeemed for cash	(8,206)	(8,603)
Payments under capital leases	(181)	—
Distributions paid on common stock	(20,906)	(30,816)
Proceeds from distribution reinvestment plan	10,831	16,701
Contributions from non-controlling interests	71	64
Distributions to non-controlling interests	(150)	(56)
Net cash provided by (used in) financing activities	(25,946)	48,693
Net increase (decrease) in cash, cash equivalents and restricted cash	9,599	(65,037)
Cash, cash equivalents and restricted cash-beginning of period	80,488	251,892
Cash, cash equivalents and restricted cash-end of period	$90,087	$186,855

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities:
Accrued distribution payable	$5,358	$10,660
Reclassification of assets held for sale	14,423	—
Issuance of common stock as payment for asset management fees	2,500	—
Deconsolidation of securitization trust (VIE asset/liability)	512,772	—
Acquisition of operating real estate under capital lease obligations	1,921	—
Change in carrying value of securitization trust (VIE asset/liability)	—	2,268
Debt financing provided by seller for investment acquisition	—	3,500

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of March 31, 2018, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company completed its initial public offering (the “Initial Offering”) on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in its initial primary offering (the “Initial Primary Offering”) and 2.0 million shares issued pursuant to its distribution reinvestment plan (the “DRP”). In addition, the Company completed its follow-on offering (the “Follow-On Offering”) on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in its follow-on primary offering (the “Follow-on Primary Offering”) and 4.2 million shares issued pursuant to the DRP. The Company refers to its Initial Primary Offering and its Follow-on Primary Offering collectively as the “Primary Offering” and its Initial Offering and Follow-On Offering collectively as the “Offering.” In December 2015, the Company registered an additional 30.0 million shares to be offered pursuant to the DRP and continues to offer such shares. From inception through May 10, 2018, the Company raised total gross proceeds of $2.0 billion, including $210.1 million in DRP proceeds.
The Company is externally managed and has no employees. The Company is sponsored by Colony NorthStar, Inc. (NYSE: CLNS) (“Colony NorthStar” or the “Sponsor”), which was formed as a result of the mergers of NorthStar Asset Management Group Inc.(“NSAM”), its prior sponsor, with Colony Capital, Inc. (“Colony”) and NorthStar Realty Finance Corp. (“NorthStar Realty”) in January 2017. Following the mergers, the Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform. Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. The Company’s advisor, CNI NSHC Advisors, LLC (the “Advisor”), is a subsidiary of Colony NorthStar and manages its day-to-day operations pursuant to an advisory agreement.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on April 2, 2018.
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
As of March 31, 2018, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company. The Company identified several VIEs which were originally consolidated under the voting interest model prior to changes in the consolidation rules under U.S. GAAP.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership, an Investing VIE (as discussed below) and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of March 31, 2018 is $617.3 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of March 31, 2018 is $477.2 million, collateralized by the real estate assets of the related consolidated VIEs.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Investing VIEs
The Company’s investment in a securitization financing entity (“Investing VIE”) consisted of subordinate first-loss certificates in a securitization trust, generally referred to as Class B certificates, which represents interests in such VIE. Investing VIEs are structured as pass through entities that receive principal and interest payments from the underlying debt collateral assets and distribute those payments to the securitization trust’s certificate holders, including the Class B certificates. A securitization trust will name a directing certificate holder, who is generally afforded the unilateral right to terminate and appoint a replacement for the special servicer, and as such may qualify as the primary beneficiary of the trust.
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
As of December 31, 2017, the Company held Class B certificates in an Investing VIE for which the Company has determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s Class B certificates, which represent the retained interest and related interest income were eliminated in consolidation. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the Class B certificates of the securitization), income and expense of the entire Investing VIE were presented in the consolidated financial statements of the Company. As a result, although the Company legally owned the Class B certificates only, U.S. GAAP required the Company to present the assets, liabilities, income and expenses of the entire securitization trust on its consolidated financial statements. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the Class B certificates. Refer to Note 6, “Healthcare-Related Securities” for further detail.
The Company elected the fair value option for the initial recognition of the assets and liabilities of its consolidated Investing VIE. Interest income and interest expense associated with this VIE is recorded separately on the consolidated statements of operations. The Company separately presented the assets and liabilities of its consolidated Investing VIE as “Senior housing mortgage loans held in a securitization trust, at fair value” and “Senior housing mortgage obligations issued by a securitization trust, at fair value,” respectively, on its consolidated balance sheets. Refer to Note 12, “Fair Value” for further detail.
During the three months ended March 31, 2018, the Company sold the Class B certificates of its consolidated Investing VIE, relinquishing its rights as directing certificate holder. As a result, as of March 31, 2018, the Company was no longer deemed the primary beneficiary of the securitization trust and, accordingly, did not present the assets or liabilities of the securitization trust on its consolidated balance sheets. The Company presented the income and expenses of the securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates and was considered the primary beneficiary during the three months ended March 31, 2018.
Unconsolidated VIEs
As of March 31, 2018, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $319.3 million. The Company’s maximum exposure to loss as of March 31, 2018 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of March 31, 2018. The Company did not provide financial support to its unconsolidated VIEs during the three months ended March 31, 2018, except for funding its proportionate share of capital call contributions. As of March 31, 2018, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
(Unaudited)

Cash, Cash Equivalents and Restricted Cash
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Cash and cash equivalents	$70,806	$50,046
Restricted cash	19,281	30,442
Total cash, cash equivalents, and restricted cash	$90,087	$80,488
Operating Real Estate
The Company accounts for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, furniture, fixtures, and equipment, improvements and other identified intangibles such as in-place leases, goodwill and above or below market mortgages assumed, as applicable. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful life of the assets, summarized as follows:

Category:	Term:
Building	30 to 50 years
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	9 to 15 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture, fixtures, and equipment	5 to 14 years
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
The Company may from time to time enter into capital leases in order to finance tangible assets, such as equipment, at properties. A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75.0% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90.0% of the fair value of the leased asset. Assets under capital leases are amortized over either the useful life of the asset or lease term, as appropriate, on a straight line basis. The present value of the related lease payments is recorded as a debt obligation.
The Company has entered into capital leases for equipment totaling $2.7 million which is included within operating real estate on the Company’s consolidated balance sheets. The leased equipment is amortized on a straight line basis over seven years. The

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

following table presents the future minimum lease payments under capital leases and the present value of the minimum lease payments as of March 31, 2018, which is included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

April 1 to December 31, 2018	$477
Years Ending December 31:
2019	552
2020	513
2021	474
2022	382
Thereafter	1
Total minimum lease payments	$2,399
Less: Amount representing interest	$(248)
Present value of minimum lease payments	$2,151
The interest rate related to the lease obligation is 5.3% with a final maturity date in January 2023.
Assets Held For Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by U.S. GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of March 31, 2018, the Company reclassified one of its operating real estate properties as held for sale, as presented on its consolidated balance sheets.
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
Healthcare-Related Securities
The Company classifies its securities investments as available for sale on the acquisition date, which are carried at fair value. Unrealized gains (losses) on available for sale securities are recorded as a component of accumulated OCI in the consolidated statements of equity. However, the Company has elected the fair value option for its available for sale security, and as a result, any unrealized gains (losses) are recorded in unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net in the consolidated statements of operations. Refer to Note 6, “Healthcare-Related Securities” for further discussion.
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
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company performs an annual impairment test for goodwill and evaluates the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In making such assessment, qualitative factors are used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, then an impairment charge is recorded. During the three months ended March 31, 2018, the Company reclassified an operating property as held for sale, which is part of a reporting unit with goodwill. The Company determined that the carrying value of the property was in excess of its fair value, which resulted in the partial impairment of goodwill totaling $0.7 million, proportionate to the fair value of the reporting unit.
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets.
The following table presents a summary of deferred costs and intangible assets, net as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Deferred costs and intangible assets, net:
In-place lease value, net	$47,809	$61,593
Goodwill	21,387	22,112
Other intangible assets	380	380
Subtotal intangible assets	69,576	84,085
Deferred costs, net	724	635
Total	$70,300	$84,720
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. In December 2017, the Company’s advisory agreement was amended and effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the three months ended March 31, 2018, total acquisition fees and expenses incurred to third parties did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in real estate debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets
The following table presents a summary of other assets as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Other assets:
Healthcare facility regulatory reserve deposit	$6,000	$6,000
Remainder interest in condominium units(1)	3,704	3,704
Prepaid expenses	5,834	3,352
Lease inducements, net	1,355	1,691
Utility deposits	347	503
Construction deposit	—	993
Other	399	1,231
Total	$17,639	$17,474
_______________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
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
Credit Losses and Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment loss in the consolidated statements of operations. During the three months ended March 31, 2018, the Company recognized an impairment of $2.1 million, excluding the impairment of goodwill, to one of its consolidated operating properties as a result of the Company designating the property and its operations as held for sale and reducing the carrying value of the property to its estimated fair value. As of December 31, 2017, the Company had recognized an impairment of $5.0 million related to one of the Company’s consolidated net lease properties due to deteriorating operating results of the tenant.
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
Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of March 31, 2018, the Company did not have any impaired real estate debt investments.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of March 31, 2018, the unconsolidated ventures in which the Company invests have recorded impairments and the Company has concluded that no additional impairment of its investments in unconsolidated ventures is required. The Company’s proportionate ownership share of a loan loss reserve within the Espresso portfolio totaled $11.4 million and was recognized through equity in earnings (losses) of unconsolidated ventures during the year ended December 31, 2017. During the third quarter of 2017, the Espresso sub-portfolio associated with the direct financing lease commenced an operator transition and determined that certain future cash flows of the direct financing lease are believed to be uncollectible. The cash flows deemed uncollectible primarily impact distributions on mandatorily redeemable units issued at the time of the original acquisition that allowed the seller to participate in certain future cash flows from the direct financing lease following the closing of the original acquisition. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the redemption value of the corresponding unconsolidated venture’s liability for the units issued to the seller has not been assessed in connection with the commencement of the operator transition, but will be assessed upon modification or termination of the lease, which is expected to occur at the completion of the operator transition.
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
As of March 31, 2018 and December 31, 2017, the Company had exposure to foreign currency through an investment in an unconsolidated venture.
Equity-Based Compensation
The Company accounts for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. All fixed equity-based awards to directors, which have no vesting conditions other than time of service, are amortized to compensation expense over the awards’ vesting period on a straight-line basis. Equity-based compensation is classified within general and administrative expenses in the consolidated statements of operations.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of March 31, 2018 totaled $9.1 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $15,000 and $26,000 for the three months ended March 31, 2018 and 2017, respectively.
Recent Accounting Pronouncements
Recently Adopted
Revenue Recognition- In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“New Revenue Recognition Standard”), requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The Company has adopted the New Revenue Recognition Standard on its required effective date of January 1, 2018 using the modified retrospective approach, and has applied the guidance to contracts not yet completed as of the date of adoption. The New Revenue Recognition Standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification, therefore it will not impact rental income and interest income generated on financial instruments such as real estate debt investment and securities.
The Company is the lessor for triple net and gross leases classified as operating leases in which rental income and tenant reimbursements are recorded. The revenue from these leases are scoped out of the New Revenue Recognition Standard guidance. All leases are accounted for under ASC 840 until the adoption of the new leasing guidance within ASC 842. Within resident fee income, the Company records room, care and other resident service revenue for operating healthcare properties. Such revenues include skilled nursing services provided at CCRCs, which were deemed to fall under the New Revenue Recognition Standard. These services are a series of distinct services satisfied over time and revenue is recognized monthly. There were no significant changes as a result of the New Revenue Recognition Standard.
Financial Instruments- In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 addresses certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not have any equity investments with readily determinable fair value recorded as available-for-sale. The Company has adopted this guidance on its required effective date and it did not impact its consolidated financial statements and related disclosures.
Cash Flow Classifications- In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The Company has adopted this guidance and it did not have a material impact on its consolidated financial statements and related disclosures.
Restricted Cash- In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. This will eliminate the presentation of transfers between cash and cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item of the balance sheet, this ASU requires disclosure of a reconciliation between the totals in the statement of cash flows and the related captions on the balance sheet. The new guidance also requires disclosure of the nature of the restricted cash and restricted cash equivalents, similar to the existing requirements under Regulation S-X, however, it does not define restricted cash and restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018 and the required retrospective application of this new standard resulted in changes to the previously reported statement of cash flows as follows (dollars in thousands):

	Three Months Ended March 31, 2017
Cash flow provided by (used in):	As Previously Reported	After Adoption of ASU 2016-18
Operating activities	$3,496	$2,986
Investing activities	(117,182)	(116,716)
Financing activities	50,983	48,693
Business Combination- In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that most acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business combination. The Company adopted the standard on its required effective date of January 1, 2018. This guidance did not have a material impact on its consolidated financial statements and related disclosures.
Derecognition and Partial Sales of Nonfinancial Assets- In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets. In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017. Both the revenue guidance and this update must be adopted concurrently. While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates. The Company has adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach. Under the new standard, if the Company sells a partial interest in its real estate assets to non-customers or contributes real estate assets to unconsolidated ventures, and the Company retains a noncontrolling interest in the asset, such transactions could result in a larger gain on sale.  The adoption of this standard could have a material impact to the Company’s results of operations in a period if the Company sells a significant partial interest in a real estate asset. There were no such sales for the three months ended March 31, 2018.
Pending Adoption
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
The Company expects to adopt the package of practical expedients under the guidance and the Company will not need to reassess whether any expired or expiring contracts contain leases; will not need to revisit lease classification for any expired or expiring leases; and will not need to reassess initial direct costs for any existing leases. In addition, the Company expects to adopt the practical expedient which allows lessors to consider lease and non-lease components as a single performance obligation to the extent that the timing and pattern of transfer is the same and the lease is classified an operating lease. The Company continues to assess the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
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

3.	Operating Real Estate
The following table presents operating real estate, net as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017
Land	$237,340	$239,580
Land improvements	21,460	21,908
Buildings and improvements	1,598,469	1,608,180
Tenant improvements	9,284	8,291
Construction in progress	8,135	5,376
Furniture, fixtures and equipment	85,040	83,017
Subtotal	1,959,728	1,966,352
Less: Accumulated depreciation	(127,403)	(113,924)
Operating real estate, net	$1,832,325	$1,852,428
During the year ended December 31, 2017, the Company recognized an impairment of $5.0 million related to one of the Company’s consolidated net lease properties, which is included within building and improvements in the table above.

4.	Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures as of March 31, 2018 and December 31, 2017 and activity for the three months ended March 31, 2018 and 2017 (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						Properties as of March 31, 2018(1)
Portfolio	Partner	Acquisition Date	Ownership	Purchase Price(2)	Equity Investment(3)	Senior Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%	$1,048,000	$23,400	44	—	32	—	76
Envoy	Formation Capital, LLC/Safanad Management Limited	Sep-2014	11.4%	145,000	5,000	—	—	14	—	14
Griffin - American	Colony NorthStar	Dec-2014	14.3%	3,238,547	206,143	90	108	41	14	253
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	870,000	55,146	6	—	150	—	156
Trilogy	Griffin-American Healthcare REIT III, Inc./Management Team of Trilogy Investors, LLC	Dec-2015	29.0%	1,162,613	233,290	8	—	67	—	75
Subtotal				6,464,160	522,979	148	108	304	14	574
Operator Platform(4)		Jul-2017	20.0%	2	2	—	—	—	—	—
Total				$6,464,162	$522,981	148	108	304	14	574
_______________________________________

(1)	Excludes four properties sold and two properties designated as held for sale during the three months ended March 31, 2018.

(2)
Purchase price represents the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(3)
Represents initial and subsequent contributions to the underlying joint venture through March 31, 2018. During the three months ended March 31, 2018, the Company funded an additional capital contribution of $4.5 million into the Trilogy joint venture. The additional funding related to certain business initiatives, including the development of additional senior housing and SNFs.

(4)
Represents investment in Solstice Senior Living, LLC (“Solstice”). In November 2017, the Company completed the transition of operations of the Winterfell portfolio from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017			Carrying Value
		Select Revenues and Expenses, net(1)			Select Revenues and Expenses, net(1)
Portfolio	Equity in Earnings (Losses)		Cash Distributions	Equity in Earnings (Losses)		Cash Distributions	March 31, 2018 (Unaudited)(2)		December 31, 2017(2)
Eclipse	$5	$(400)	$254	$148	$(438)	$288	$12,893		$13,143
Envoy	(2)	(1)	—	177	—	179	5,036		5,037
Griffin - American	(44)	(3,686)	716	(2,117)	(5,091)	1,478	134,203		134,219
Espresso	(8,904)	(9,892)	—	(247)	(2,763)	1,973	(3,596)	(3)	5,308
Trilogy	258	(3,806)	1,915	(3,583)	(6,805)	—	170,657		167,845
Subtotal	(8,687)	(17,785)	2,885	(5,622)	(15,097)	3,918	319,193		325,552
Operator Platform(4)	61	—	—	—	—	—	91		30
Total	$(8,626)	$(17,785)	$2,885	$(5,622)	$(15,097)	$3,918	$319,284		$325,582
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

(2)
Includes $1.3 million, $0.4 million, $13.4 million, $7.6 million, and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Envoy, Griffin-American, Espresso and Trilogy joint ventures, respectively.

(3)
As a result of a loan loss reserve recorded for a direct financing lease, which the Company’s proportionate share totaled $11.4 million, the Company’s investment in the Espresso joint venture has been reduced to a negative carrying value. Refer to “Credit Losses and Impairment on Investments” in Note 2, “Summary of Significant Accounting Policies” for further discussion.

(4)	Represents the Company’s investment in Solstice.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized Financial Data
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures and determined one investment to be significant for the three months ended March 31, 2018. The balance sheets as of March 31, 2018 and December 31, 2017 and statements of operations for the three months ended March 31, 2018 and 2017 for the Espresso unconsolidated venture are as follows (dollars in thousands):

	March 31, 2018 (Unaudited)	December 31, 2017		Three Months Ended March 31,
				2018	2017
Assets
Total assets	$717,032	$756,941	Total revenues	$17,413	$24,672

Liabilities and equity			Net income (loss)	$(24,309)	$(550)
Total liabilities	$747,416	$763,017
Equity	(30,385)	(6,076)
Total liabilities and equity	$717,031	$756,941

5.	Real Estate Debt Investments
The following table presents the Company’s one debt investment as of March 31, 2018 and December 31, 2017 (dollars in thousands):

		Carrying Value
Asset Type:	Principal Amount	March 31, 2018 (Unaudited)	December 31, 2017	Fixed Rate	Unlevered Current Yield
Mezzanine loan(1)	$75,000	$74,674	$74,650	10.0%	10.3%
_______________________________________

(1)	Loan has a final maturity date of January 30, 2021.
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
As of March 31, 2018, the Company’s debt investment was not performing in accordance with the contractual terms of its governing documents.  The Company’s debt investment is a mezzanine loan on the Espresso portfolio that has several sub-portfolios, three of which have experienced tenant lease defaults and currently have operator transitions in process.  The underlying tenant defaults resulted in defaults under the senior loans with respect to the applicable sub-portfolios, which in turn resulted in defaults under the mezzanine loan.  The Company is actively monitoring the actions of the senior lenders of each sub-portfolio and assessing the Company’s rights and remedies.  The Company is also actively monitoring the operator transitions and continues to assess the collectability of principal and interest. As of March 31, 2018, contractual debt service has been paid in accordance with contractual terms and the Company expects to receive full payment of contractual principal and interest. Accordingly, the debt investment was categorized as a performing loan.
For the three months ended March 31, 2018, the debt investment contributed 100.0% of the Company’s interest income on debt investments as presented on the consolidated statement of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Healthcare-Related Securities
In October 2016, the Company purchased the Class B certificates in a $575.1 million securitization trust (Freddie Mac 2016-KS06 Mortgage Trust), which is secured by a pool of 41 mortgage loans related to senior housing facilities with a weighted average maturity of 9.8 years at the time of the acquisition. The securitization trust issued $517.6 million of permanent, non-recourse, investment grade securitization bonds, or Class A certificates, which were purchased by unrelated third parties, and $57.5 million of subordinate Class B certificates which were purchased by the Company at a discount to par of $27.0 million, or 47.0%, and have a fixed coupon of 4.47%, producing a bond equivalent yield of 13.1%.
U.S. GAAP required the Company to consolidate the assets, liabilities, income and expenses of the securitization trust as an Investing VIE. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion on Investing VIEs.
During the three months ended March 31, 2018, the Company sold the Class B certificates of its consolidated Investing VIE. As of March 31, 2018, the Company did not present the assets or liabilities of the entire securitization trust on its consolidated balance sheets. The Company has presented the income and expenses of the entire securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates during the three months ended March 31, 2018. The Company recorded a gain of $3.5 million related to the sale of the Class B certificates in realized gain (loss) on investments and other on its consolidated statement of operations for the three months ended March 31, 2018.
The following table presents the assets and liabilities recorded on the consolidated balance sheets attributable to the securitization trust as of December 31, 2017 (dollars in thousands):

December 31, 2017
Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$545,048
Receivables	2,127
Total assets	$547,175
Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$512,772
Accounts payable and accrued expenses	1,918
Total liabilities	$514,690
The Company elected the fair value option to measure the assets and liabilities of the securitization trust, which requires that changes in valuations of the securitization trust be reflected in the Company’s consolidated statements of operations.
The difference between the carrying values of the senior housing mortgage loans held in the securitization trust and the carrying value of the securitized mortgage obligations was $32.3 million as of December 31, 2017 and approximates the fair value of the Company’s underlying investment in Class B certificates of the securitization trust. Refer to Note 12, “Fair Value” for a description of the valuation techniques used to measure fair value of assets and liabilities of the Investing VIE.
The following table presents the activity recorded for the three months ended March 31, 2018 and 2017 related to the consolidated securitization trust on the consolidated statements of operations. The Company generated net income of $0.5 million and $1.0 million from its investment in Class B certificates for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018	2017
Statements of Operations
Interest income on mortgage loans held in a securitized trust	$5,149	$6,481
Interest expense on mortgage obligations issued by a securitization trust	(3,824)	(4,877)
Net interest income	1,325	1,604
Other expenses related to securitization trust	(811)	(976)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	366
Net income attributable to NorthStar Healthcare Income, Inc. common stockholders	$514	$994

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 31, 2018, the consolidated securitization trust contributed 100.0% of the Company’s interest income on mortgage loans held in a securitized trust as presented on the consolidated statements of operations.

7.	Borrowings
The following table presents the Company’s borrowings as of March 31, 2018 and December 31, 2017 (dollars in thousands):

				March 31, 2018 (Unaudited)		December 31, 2017
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$16,856	$16,581	$23,417	$23,030
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	21,103	20,975	21,193	21,053
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	19,674	19,560	19,755	19,630
Milford, OH	Non-recourse	Sep-26	LIBOR + 2.68%	18,760	18,234	18,760	18,216
Rochester Portfolio
Rochester, NY	Non-recourse	Feb-25	4.25%	21,298	21,167	21,444	21,312
Rochester, NY(4)	Non-recourse	Aug-27	LIBOR + 2.34%	101,224	100,084	101,224	100,061
Arbors Portfolio(5)
Various locations	Non-recourse	Feb-25	3.99%	91,987	90,554	92,407	90,913
Watermark Fountains Portfolio(6)
Various locations	Non-recourse	Jun-22	3.92%	410,000	406,454	410,000	406,207
Various locations	Non-recourse	Jun-22	5.56%	75,401	74,776	75,401	74,776
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun-25	4.17%	648,211	625,376	648,211	624,656
Bonaventure Portfolio(8)
Various locations	Non-recourse	Feb-27	4.66%	72,466	71,790	72,466	71,771
Subtotal mortgage notes payable, net				1,496,980	1,465,551	1,504,278	1,471,625
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb-22	6.00%	3,500	3,500	3,500	3,500
Rochester Portfolio
Rochester, NY	Non-recourse	Aug-19	6.00%	12,355	12,355	12,355	12,355
Subtotal other notes payable, net				15,855	15,855	15,855	15,855
Total mortgage and other notes payable, net				$1,512,835	$1,481,406	$1,520,133	$1,487,480
_______________________________________

(1)	Floating rate borrowings are comprised of $160.8 million principal amount at one-month London Interbank Offered Rate (“LIBOR”) and $16.9 million principal amount at three-month LIBOR.

(2)
The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings other than the Winterfell portfolio which is attributable to below market debt intangibles.

(3)	Mortgage note arrangement is secured and collateralized by three healthcare real estate properties.

(4)	Comprised of seven individual mortgage notes payable secured by seven healthcare real estate properties, cross-collateralized and cross-defaulted.

(5)	Comprised of four individual mortgage notes payable secured by four healthcare real estate properties, cross-collateralized and cross-defaulted.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal payments on borrowings based on final maturity as of March 31, 2018 (dollars in thousands):

April 1 to December 31, 2018	$9,731
Years Ending December 31:
2019	51,901
2020	24,009
2021	63,424
2022	475,251
Thereafter	888,519
Total	$1,512,835
As of December 31, 2017, the Company’s Peregrine portfolio did not maintain certain minimum financial coverage ratios required under the contractual terms of its mortgage note. Following a partial repayment of the mortgage note in January 2018, the Company was in compliance with the financial covenants as of March 31, 2018. However, during the three months ended March 31, 2018, an operator of the Peregrine portfolio failed to remit rental payments in a timely manner, which resulted in a cross-default under the mortgage note agreement.
Colony NorthStar Line of Credit
In October 2017, the Company obtained a revolving line of credit from an affiliate of Colony NorthStar, the Sponsor, for up to $15.0 million at an interest rate of 3.5% plus LIBOR (the “Sponsor Line”). The Sponsor Line had an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. As of December 31, 2017, the Company had drawn and fully repaid $25.0 million under the Sponsor Line and did not utilize the Sponsor Line during the three months ended March 31, 2018. In March 2018, the Sponsor Line maturity was extended through December 2020.
Corporate Credit Facility
In December 2017, the Company executed a corporate credit facility with Key Bank (the “Corporate Facility”), for up to $25.0 million. The Corporate Facility has a three year term at interest rates ranging between 2.5% and 3.5% plus LIBOR and has not been utilized as of March 31, 2018.

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
In June 2017, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2017, with terms identical to those in effect through June 30, 2017. In December 2017, the advisory agreement was amended with changes to the asset management and acquisition fee structure as further described below.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In December 2017, the Company’s advisory agreement was amended. Effective January 1, 2018, the Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of the Company’s most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by the board of directors in connection with a sale, transfer or other disposition of a substantial portion of the Company’s assets, with $2.5 million per calendar quarter of such fee paid in shares of the Company’s common stock at a price per share equal to the most recently published net asset value per share.
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
Acquisition Fee
From inception through December 31, 2017, the Advisor received fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by the Company, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an indirect equity investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by the Company to acquire or originate debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle).
In December 2017, the Company’s advisory agreement was amended. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor and the Dealer Manager for the three months ended March 31, 2018 and the amount due to related party as of March 31, 2018 and December 31, 2017 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2017	Three Months Ended March 31, 2018			Due to Related Party as of March 31, 2018 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management and other fees-related party	$—	$5,951	$(5,951)	(2)	$—
Acquisition(2)	Investments in unconsolidated ventures/Asset management and other fees-related party	8	(8)	—		—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	1,038	3,200	(1,038)		3,200
Total		$1,046	$9,143	$(6,989)		$3,200
_______________________________________

(1)	Includes $2.5 million paid in shares of the Company’s common stock.

(2)
Acquisition/disposition fees incurred to the Advisor related to debt investments are generally offset by origination/exit fees paid to the Company by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees-related party in the consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on the consolidated balance sheets. From inception through March 31, 2018, the Advisor waived $0.3 million of acquisition fees related to healthcare-related securities. The Company did not incur any disposition fees during the three months ended March 31, 2018, nor were any such fees outstanding as of December 31, 2017.

(3)	As of March 31, 2018, the Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to the Company.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Issuance of Common Stock to the Advisor
Pursuant to the December 2017 amendment of the advisory agreement, for the three months ended March 31, 2018, the Company issued 0.3 million shares totaling $2.5 million to an affiliate of the Advisor as part of its asset management fee.
Investments in Joint Ventures
The below table indicates the Company’s investments for which Colony NorthStar is also an equity partner in the joint venture. Each investment was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%
Griffin-American	Colony NorthStar	Dec-2014	14.3%
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty, now a subsidiary of Colony NorthStar, and the Company, the Sponsor acquired a 43.0%, as adjusted, ownership interest in American Healthcare Investors, LLC (“AHI”) and Mr. James F. Flaherty III, a partner of the Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by the Company and NorthStar Realty. In connection with the Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to the Advisor, NorthStar Realty and the Company. AHI provides such services to the Company with respect to its interest in the Griffin-American portfolio and the Winterfell portfolio.
In December 2015, the Company, through a joint venture with Griffin-American Healthcare REIT III, Inc. (“GAHR3”), a REIT sponsored and advised by AHI, acquired a 29.0% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for its interest. The purchase was approved by the Company’s board of directors, including all of its independent directors. In 2016 and 2017, the Company funded additional capital contributions of $18.8 million and $8.3 million, respectively, in accordance with the joint venture agreement. Additionally, in March 2018, the Company funded capital contributions of $4.5 million for a total contribution of $233.3 million. The additional fundings related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
Origination of Mezzanine Loan
In July 2015, the Company originated a $75.0 million mezzanine loan to a subsidiary of Espresso, which bears interest at a fixed rate of 10.0% per year and matures in January 2021. Refer to Note 5, “Real Estate Debt Investments” for further discussion.
Colony NorthStar Line of Credit
In October 2017, the Company obtained the Sponsor Line, which provides up to $35.0 million at an interest rate of 3.5% plus LIBOR. Refer to Note 7, “Borrowings” for further discussion.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of March 31, 2018, the Company’s independent directors were granted a total of 75,449 shares of restricted common stock for an aggregate $0.7 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of approximately $42,188 and $48,750 for the three months ended March 31, 2018 and 2017, respectively, related to the issuance of restricted stock to the independent directors, which was recorded in general and administrative expenses in the consolidated statements of operations. Unvested shares totaled 14,569 and 19,248 as of March 31, 2018 and December 31, 2017, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for the Follow-on Offering on December 17, 2015 and all of the shares initially registered for the Follow-on Offering were issued on or before January 19, 2016. From inception through March 31, 2018, the Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion in the Primary Offering.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price under the Company’s Initial DRP was $9.50. In connection with its determination of the offering price for shares of the Company’s common stock in the Follow-on Offering, the board of directors determined that distributions may be reinvested in shares of the Company’s common stock at a price of $9.69 per share, which was approximately 95% of the offering price of $10.20 per share established for purposes of the Follow-on Offering.
In April 2016, in connection with its determination of the estimated value of the Company’s shares of common stock as of December 31, 2015, the board of directors determined that distributions may be reinvested in shares of the Company’s common stock at a price equal to the most recent estimated value per share of the shares of common stock. From April 2016 to December 2016, the purchase price per share under the DRP was $8.63 per share, which was equal to the estimated value per share of the Company shares of common stock as of December 31, 2015. From December 2016 to December 2017, the purchase price per share under the DRP was $9.10 per share, which was equal to the estimated value per share of the Company’s shares of common stock as of June 30, 2016. In December 2017, the purchase price per share under the DRP became $8.50 per share, which is equal to the estimated value per share as of June 30, 2017.
No selling commissions or dealer manager fees are paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the three months ended March 31, 2018, the Company issued 1.3 million shares of common stock totaling $10.8 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2017, the Company issued 7.4 million shares of common stock totaling $67.2 million of gross offering proceeds pursuant to the DRP. From inception through March 31, 2018, the Company issued 22.4 million shares of common stock, generating gross offering proceeds of $204.9 million pursuant to the DRP.
Distributions
From inception through December 31, 2017, distributions to stockholders were declared quarterly by the board of directors of the Company and paid monthly based on a daily amount of $0.00184932 per share, which is equivalent to an annualized distribution amount of $0.675 per share of the Company’s common stock.
During the fourth quarter of 2017, the Company’s board of directors approved a daily cash distribution of $0.000924658 per share of common stock, equivalent to an annualized distribution amount of $0.3375 per share, for each of the three months ended March 31, 2018.
Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the three months ended March 31, 2018 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2018
January	$2,603	$2,767	$5,370
February	2,384	2,448	4,832
March	2,697	2,661	5,358
Total	$7,684	$7,876	$15,560
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders in the month following such period.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In order to continue to qualify as a REIT, the Company must distribute annually at least 90% of its REIT taxable income. For the three months ended March 31, 2018, the Company generated net operating losses for tax purposes and, accordingly, was not required to make distributions to its stockholders to qualify as a REIT.
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
In December 2017, the Company’s board of directors approved the following amendments to the Share Repurchase Program:

•
Limit the amount of shares that may be repurchased pursuant to the Share Repurchase Program (including repurchases in the case of death or qualifying disability) as follows: (a) for repurchase requests made during the calendar quarter ending December 31, 2017, $8.0 million in aggregate repurchases and (b) for repurchase requests made in 2018 and thereafter, the lesser of (1) 5% of the weighted average number of shares of the Company’s common stock outstanding during the prior calendar year, less shares repurchased during the current calendar year, or (2) the net proceeds received by the Company during the calendar quarter in which such repurchase requests were made from the sale of shares pursuant to the Company’s DRP;

•
Beginning with repurchases made in the calendar quarter ending March 31, 2018, the price paid for shares will be: (a) for shares repurchased in connection with a death or disability, the lesser of the price paid for the shares or the most recently published estimated value per share, which is currently $8.50 and (b) for all other shares, 90.0% of the Company’s most recently published estimated value per share, which is currently $7.65; and

•
In the event all repurchase requests in a given quarter cannot be satisfied, the Company will first repurchase shares submitted in connection with a stockholder’s qualifying death or disability and thereafter repurchase shares pro rata, and the Company will seek to honor any unredeemed shares in a future quarter (unless the stockholder withdraws its request).

For the three months ended March 31, 2018, the Company repurchased 1.0 million shares of common stock for $8.2 million at an average price of $7.83 per share. For the year ended December 31, 2017, the Company repurchased 5.7 million shares of common stock for $52.8 million at an average price of $9.22 per share pursuant to the Share Repurchase Program. The Company has funded repurchase requests received during a quarter with cash on hand, borrowings or other available capital. Repurchase requests have not exceeded proceeds received from its DRP. As of March 31, 2018, the Company had a total of $12.1 million in unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2018 and 2017 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was approximately $220,000 for the three months ended March 31, 2018. Net income attributable to the other non-controlling interests was approximately $37,000 for the three months ended March 31, 2017.

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
Healthcare-Related Securities
Investing VIEs
As discussed in Note 6, “Healthcare-Related Securities,” the Company elected the fair value option for the financial assets and liabilities of its consolidated Investing VIE. The Investing VIE was “static”; that is, no reinvestment was permitted and there was very limited active management of the underlying assets. The Company was required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the Investing VIE were more observable, but in either case, the methodology resulted in the fair value of the assets of the securitization trust being equal to the fair value of their liabilities. The Company determined that the fair value of the liabilities of the securitization trust were more observable, since market prices for the liabilities were available from a third-party pricing service or were based on quoted prices provided by dealers who make markets in similar financial instruments. The financial assets of the securitization trust were not readily marketable and their fair value measurement required information that may be limited in availability.
In determining the fair value of the securitization trust’s financial liabilities, the dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. The Company’s senior housing collateralized mortgage obligations were classified as Level 2 fair values. In accordance with ASC 810, Consolidation, the assets of the securitization trust was an aggregate value derived from the fair value of the trust liabilities. The Company determined that the valuation of the trust assets in their entirety, including its retained interests from the securitization, (eliminated in consolidation in accordance with U.S. GAAP) should be classified as Level 3 valuations.
During the three months ended March 31, 2018, the Company sold the Class B certificates of its consolidated Investing VIE. As of March 31, 2018, the Company did not present the assets or liabilities of the entire securitization trust on its consolidated balance sheets. The Company has presented the income and expenses of the entire securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates during the three months ended March 31, 2018.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no assets or liabilities accounted for at fair value on a recurring basis as of March 31, 2018. The following table presents financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$—	$—	$545,048	$545,048
Financial Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$—	$512,772	$—	$512,772
As of March 31, 2018, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2018 and year ended December 31, 2017 (dollars in thousands):

	Three Months Ended March 31, 2018 (Unaudited)	Year Ended December 31,2017
Beginning balance	$545,048	$553,707
Purchases/contributions	—	—
Paydowns/distributions		(4,058)
Derecognition	(545,048)	—
Unrealized gain (loss)	—	(4,601)
Ending balance	$—	$545,048
There were no financial liabilities measured at fair value on a recurring basing using Level 3 inputs during the three months ended March 31, 2018. The following table presents the changes in fair value of financial liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the year ended December 31, 2017 (dollars in thousands):

Year Ended December 31, 2017
Beginning balance	$522,933
Transfers to Level 2(1)	(522,933)
Paydowns/distributions	—
Sale of investment	—
Unrealized (gain) loss	—
Ending balance	$—
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018 (Unaudited)			December 31, 2017
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$75,000	$74,674	$75,000	$75,000	$74,650	$75,000
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,512,835	$1,481,406	$1,470,451	$1,520,133	$1,487,480	$1,480,407
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
The following table presents the operators and tenants of the Company’s properties, excluding properties owned through unconsolidated joint ventures as of March 31, 2018 (dollars in thousands):

				Three Months Ended March 31, 2018
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,225	$38,155	51.3%
Solstice Senior Living	(2)	32	4,000	27,019	36.4%
Avamere Health Services	(3)	5	453	4,270	5.7%
Arcadia Management		4	572	2,654	3.6%
Integral Senior Living	(2)	3	162	1,551	2.1%
Peregrine Senior Living		2	114	353	0.5%
Senior Lifestyle Corporation	(4)	2	115	209	0.3%
Other	(5)	—	—	92	0.1%
Total		77	10,641	$74,303	100.0%
______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	Effective February 2018, properties under the management of Bonaventure were transitioned to Avamere Health Services.

(4)	The two properties currently managed by Peregrine Senior Living are expected to be transitioned in 2018 to Senior Lifestyle Corporation, following receipt of regulatory approval.

(5)	Represents interest income earned on corporate-level cash accounts.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three months ended March 31, 2018 and 2017 (dollars in thousands):

Statement of Operations:
Three Months Ended March 31, 2018	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$73,556	$—	$—		$—		$73,556	$—	$73,556
Net interest income on debt and securities	—	1,899	828	(3)	(314)	(3)	2,413	811	3,224
Other revenue	655	—	—		92		747	—	747
Property operating expenses	(46,424)	—	—		—		(46,424)	—	(46,424)
Interest expense	(17,010)	—	—		(28)		(17,038)	—	(17,038)
Other expenses related to securitization trust	—	—	—		—		—	(811)	(811)
Transaction costs	(763)	—	—		—		(763)	—	(763)
Asset management and other fees - related party	—	—	—		(5,943)		(5,943)	—	(5,943)
General and administrative expenses	(317)	(9)	(5)		(3,356)		(3,687)	—	(3,687)
Depreciation and amortization	(28,820)	—	—		—		(28,820)	—	(28,820)
Impairment loss	(2,783)	—	—		—		(2,783)	—	(2,783)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	(314)		314		—	—	—
Realized gain (loss) on investments and other	—	—	3,495		—		3,495	—	3,495
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(21,906)	1,890	4,004		(9,235)		(25,247)	—	(25,247)
Equity in earnings (losses) of unconsolidated ventures	(8,626)	—	—		—		(8,626)	—	(8,626)
Income tax benefit (expense)	(15)	—	—		—		(15)	—	(15)
Net income (loss)	$(30,547)	$1,890	$4,004		$(9,235)		$(33,888)	$—	$(33,888)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

(3)
Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended March 31, 2018, $0.3 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:
Three Months Ended March 31, 2017	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$65,868	$—	$—		$—		$65,868	$—	$65,868
Net interest income on debt and securities	—	1,897	977	(3)	(349)	(3)	2,525	976	3,501
Other revenue	426	—	—		151		577	—	577
Property operating expenses	(37,311)	—	—		—		(37,311)	—	(37,311)
Interest expense	(14,028)	—	—		—		(14,028)	—	(14,028)
Other expenses related to securitization trust	—	—	—		—		—	(976)	(976)
Transaction costs	(1,018)	—	—		—		(1,018)	—	(1,018)
Asset management and other fees - related party	—	—	—		(10,980)		(10,980)	—	(10,980)
General and administrative expenses	(130)	(9)	—		(2,364)		(2,503)	—	(2,503)
Depreciation and amortization	(24,918)	—	—		—		(24,918)	—	(24,918)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	17		349		366	—	366
Realized gain (loss) on investments and other	28	—	—		—		28	—	28
Gain (loss) on consolidation of unconsolidated venture	—	—	—		—		—	—	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(11,083)	1,888	994		(13,193)		(21,394)	—	(21,394)
Equity in earnings (losses) of unconsolidated ventures	(5,622)	—	—		—		(5,622)	—	(5,622)
Income tax benefit (expense)	(26)	—	—		—		(26)	—	(26)
Net income (loss)	$(16,731)	$1,888	$994		$(13,193)		$(27,042)	$—	$(27,042)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

The following table presents total assets by segment as of March 31, 2018 and December 31, 2017 (dollars in thousands):

Total Assets:	Real Estate Equity(1)	Real Estate Debt	Healthcare-Related Securities	Corporate(2)	Subtotal	Investing VIEs(3)	Total
March 31, 2018 (Unaudited)	$2,300,726	$75,320	$2	$56,540	$2,432,588	$—	$2,432,588
December 31, 2017	2,339,873	75,296	32,484	3,925	2,451,578	547,175	2,998,753
_______________________________________

(1)	Includes investments in unconsolidated joint ventures totaling $319.3 million and $325.6 million as of March 31, 2018 and December 31, 2017, respectively.

(2)	Represents corporate cash and cash equivalent balances. These balances are partially offset by elimination of healthcare-related securities in consolidation as of December 31, 2017.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Commitments and Contingencies
The purchase price of an operating real estate portfolio acquired in November 2017 includes $1.8 million in contingent consideration, which is payable dependent upon the future operating performance of the portfolio. The purchase price contingency was included in the asset allocation of the purchase price during the year ended December 31, 2017 and is included in other liabilities on the consolidated balance sheets as of March 31, 2018. There was no change to the fair value of the contingent consideration for the three months ended March 31, 2018.
Litigation and Claims
The Company may be involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, any current legal proceedings are not expected to have a material adverse effect on its financial position or results of operations.
The Company’s tenants, operators and managers may be involved in various litigation matters arising in the ordinary course of their business. The unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect such tenants’, operators’ or managers’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to the Company, which, in turn, could have a material adverse effect on the Company.
Environmental Matters
The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at its properties, the Company is not currently aware of any environmental liability with respect to its properties that would have a material effect on its consolidated financial position, results of operations or cash flows. Further, the Company is not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that it believes would require additional disclosure or the recording of a loss contingency.
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

15.	Subsequent Events
Distribution Reinvestment Plan
For the period from April 1, 2018 through May 10, 2018, the Company issued 0.6 million shares pursuant to the DRP, representing gross proceeds of $5.2 million.
Share Repurchases
On May 14, 2018, the Company repurchased 1.0 million shares for a total of $7.9 million or a weighted average price of $7.84 per share under the Share Repurchase Program. The Company funds repurchase requests received during a quarter with cash from proceeds of the DRP. As of May 14, 2018, the Company had a total of $43.8 million in unfulfilled repurchase requests. Refer to Note 10, “Stockholders’ Equity” for additional information regarding the Share Repurchase Program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” and the risk factors in Part II, Item 1A. “Risk Factors.” References to “we,” “us” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries unless the context specifically requires otherwise.
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
We completed our initial public offering, or our Initial Offering, on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in our initial primary offering, or our Initial Primary Offering, and 2.0 million shares issued pursuant to our distribution reinvestment plan, or our DRP. In addition, we completed our follow-on offering, or our Follow-On Offering, on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in our follow-on primary offering, or our Follow-on Primary Offering, and 4.2 million shares issued pursuant to our DRP. We refer to our Initial Primary Offering and our Follow-on Primary Offering collectively as our Primary Offering and our Initial Offering and Follow-On Offering collectively as our Offering. In December 2015, we registered an additional 30.0 million shares to be offered pursuant to our DRP and continue to offer such shares. From inception through May 10, 2018, we raised total gross proceeds of $2.0 billion, including $210.1 million in DRP proceeds.
We are externally managed and have no employees. We are sponsored by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar or our Sponsor, which was formed as a result of the mergers of NorthStar Asset Management Group Inc., or NSAM, our prior sponsor, with Colony Capital, Inc., or Colony, and NorthStar Realty Finance Corp., or NorthStar Realty, in January 2017. Following the mergers, our Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform. Colony NorthStar manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of March 31, 2018, our Sponsor had $43 billion of assets under management, including Colony NorthStar’s balance sheet investments and third-party managed investments. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of Colony NorthStar and manages our day-to-day operations pursuant to an advisory agreement.
2018 Highlights
Performance Summary
For the three months ended March 31, 2018, the operating real estate in our consolidated equity investment portfolios experienced a slight decline in performance, on a same store basis, as compared to the prior quarter and prior year results. More specifically, senior housing operating performance was negatively impacted by the following:

•	Ongoing, industry-wide declines in occupancy and rate increases predominantly as a result of supply growth;

•	Tightening labor markets and select statutory wage increases resulting in expense increases for labor and benefits;

•	Unfavorable seasonal conditions, driving higher costs for utilities and maintenance;

•
A particularly severe flu season, with the Center for Disease Control (CDC) reporting an increase in the percentage of outpatient visits due to Influenza-like Illness (ILI) that approached the peak seen in 2009-2010; and

•
Disruptions and related expenses due to operator transitions, particularly for the Winterfell portfolio (transition completed in November 2017) and the Rochester portfolio (operator transition upon acquisition in 2017). Elevated expenses and operational disruptions continue to impact operating performance after completion of the transitions.

Similarly, the operating real estate in our unconsolidated equity investment portfolios collectively experienced a modest decline in operational performance for the three months ended March 31, 2018. Our unconsolidated investments include significant exposure to skilled nursing, which continues to experience challenges in the face of regulatory uncertainties, a deteriorating payor mix and lower average reimbursement rates, in addition to the labor market challenges faced by the senior housing sector. In particular, our investments in the Espresso portfolio experienced adverse impacts related to occupancy and rate deterioration, which, in select instances, resulted in the need to execute operator transitions. Further, cash distribution holdbacks in the Espresso portfolio, and overall decreases in cash flow from our unconsolidated ventures, continue to impact our liquidity position.
For additional information on financial results, refer to “—Results of Operations.”
Investments and Dispositions

•	In March 2018, we sold our investment in the Freddie Mac securitization, generating net proceeds of $35.8 million. We originally purchased the investment for $30.5 million.

•
In March 2018, we executed a purchase and sale agreement for one of our consolidated operating properties, a non-core asset within the Watermark Fountains portfolio, for $12.0 million, subject to due diligence and customary closing conditions.

•
In March 2018, we contributed $4.5 million to the Trilogy portfolio for approved business initiatives, including senior housing campus development and received distributions from the portfolio totaling $1.9 million.

Liquidity, Capital and Dividends

•
In March 2018, we satisfied all post-closing obligations, including the pledge of borrowing base assets, and now have $25.0 million of borrowing availability under a corporate credit facility with Key Bank, or our Corporate Facility. In addition, we amended our revolving line of credit from an affiliate of our Sponsor, or our Sponsor Line, to extend the maturity consistent with the Corporate Facility and make other conforming changes to the events of default.

•	In January 2018, we made a partial repayment to the Peregrine mortgage loan totaling $6.4 million, which released one property from the collateral pool and cured the outstanding non-monetary default.

•	In March 2018, our board of directors approved a daily cash distribution of $0.000924658 per share of common stock for each of the three months ended June 30, 2018.
Portfolio

•	In February 2018, we completed the transition of operations of the Bonaventure portfolio from the former manager, an affiliate of Bonaventure Senior Living, to a new manager, Avamere.

•
Development and construction of the memory care facility adjacent to the Pinebrook facility continued throughout the first quarter of 2018, with a projected completion date in the fourth quarter of 2018.

•
During the first quarter of 2018, the Espresso portfolio continued the process of transitioning operators within three of its sub-portfolios. As of March 2018, one sub-portfolio has successfully executed its operator transition plan, while a second sub-portfolio transitioned four facilities to a new operator, refinanced existing debt, and sold one operating facility.

Our Investments
Our primary investment types are as follows:

•
Real Estate Equity - Our equity investments, which may be owned directly or through joint ventures, include independent living facilities, or ILF, assisted living facilities, or ALF, memory care facilities, or MCF, continuing care retirement communities, or CCRC, which we collectively refer to as senior housing facilities, skilled nursing facilities, or SNF, medical office buildings, or MOB, and hospitals. Our healthcare properties are typically operated under net leases or pursuant to management agreements with healthcare operators. As of March 31, 2018, 97.9% of our investments were invested in healthcare real estate equity, either directly or through joint ventures.

•
Real Estate Debt - Our debt investments may include mortgage loans or mezzanine loans to owners of healthcare real estate. As of March 31, 2018, we had one mezzanine loan, which represented 2.1% of our investments.

•
Healthcare-Related Securities - Our securities investments may include commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties. We disposed of our investment in a Freddie Mac securitization trust in March 2018.

The following table presents our investments as of March 31, 2018 (dollars in thousands):

Investment Type:	Count(1)	Amount(2)(3)	% of Total	Capacity		Primary Locations

Real estate equity(4)
MOB	108	$187,486	5.3%	3.8 million	square feet	IL, GA, OH, TX, IN
Net lease
Senior housing facilities(5)	85	578,571	16.4%	6,182	units	NY, CA, FL, UK, WA
SNF	234	444,978	12.6%	25,143	beds	PA, MI, KY, IN, WI
Hospitals	14	40,772	1.2%	872	beds	CA, TX, MO, UT, GA
Operating
Senior housing facilities(5)	140	1,835,554	51.8%	13,295	units	CA, WA, TX, NY, IL
SNF	70	373,160	10.5%	7,748	beds	IN, OH, MI, KY, MA
Ancillary(6)	NA	2,214	0.1%	N/A
Total real estate equity	651	3,462,735	97.9%

Real estate debt
Mezzanine loan	1	75,000	2.1%
Total real estate debt	1	75,000	2.1%

Corporate investments
Operator platform(7)	1	2	—%
Total corporate investments	1	2	—%

Total investments	653	$3,537,737	100.0%
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

(3)	Includes our proportionate interest in the underlying real estate held through unconsolidated joint ventures of $1.3 billion.

(4)	Classification of investment type based on predominant services provided, but may include other services.

(5)	Includes ALF, MCF, ILF and CCRC.

(6)	Includes institutional pharmacy in connection with the Trilogy investment.

(7)
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

Real Estate Equity Overview
As of March 31, 2018, $3.5 billion, or 97.9%, of our investments were invested in healthcare real estate equity, either directly or through joint ventures. Our healthcare properties are typically operated under net leases or pursuant to management agreements with healthcare operators. For our net leased properties, we enter into net leases that generally provide for fixed rental payments, subject to periodic increases based on certain percentages or the consumer price index, and obligate the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. For our operating properties, we enter in management agreements that generally provide for the payment of a fee to a manager, typically 4-5% of gross revenues with the potential for certain incentive compensation, and have direct exposure to the revenues and operating expenses of a property. As a result, our operating properties allow us to participate in the risks and rewards of the operations of healthcare facilities, while our net leased properties are for fixed contractual rents.
Our equity investments, including both net lease and operating investments, primarily consisted of the following types of healthcare facilities as of March 31, 2018:

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

The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

_______________________________________

(1)	Classification based on predominant services provided, but may include other services.
The following table presents a summary of our real estate equity investments as of March 31, 2018 (dollars in thousands):

			Properties(1)
Portfolio	Investment Structure	Amount(2)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments
Watermark Aqua	Operating Facilities	$113,437	4	—	—	—	4	West/Southwest/Midwest	97.0%
Peregrine	Net Lease	36,498	4	—	—	—	4	Northeast/Southeast	100.0%
Kansas City	Operating Facilities	15,000	2	—	—	—	2	Midwest	100.0%
Arbors	Net Lease	126,825	4	—	—	—	4	Northeast	100.0%
Watermark Fountains(3)	Net Lease/Operating Facilities	645,751	15	—	—	—	15	Various	Various
Winterfell	Operating Facilities	904,985	32	—	—	—	32	Various	100.0%
Bonaventure	Operating Facilities	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	Operating Facilities	19,427	1	—	—	—	1	West	100.0%
Rochester	Operating Facilities	219,518	10	—	—	—	10	Northeast	97.0%
Total Direct Investments		2,180,879	77	—	—	—	77
Joint Venture Investments(4)
Eclipse	Net Lease/Operating Facilities	56,540	44	—	32	—	76	Various	5.6%
Envoy	Net Lease	16,472	—	—	14	—	14	Mid - Atlantic/Northeast	11.4%
Griffin-American	Net Lease/Operating Facilities	463,214	90	108	41	14	253	Various	14.3%
Espresso	Net Lease	320,373	6	—	150	—	156	Various	36.7%
Trilogy(5)	Operating Facilities	425,257	8	—	67	—	75	Various	29.0%
Total Joint Venture Investments		1,281,856	148	108	304	14	574
Total		$3,462,735	225	108	304	14	651
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(3)
Watermark Fountains portfolio consists of six wholly-owned net lease properties totaling $288.8 million and nine operating facilities totaling $356.9 million, in which we own a 97.0% interest. One of these properties consists of 14 condominium units in which we hold future interests, or the Remainder Interests.

(4)	Represents our proportionate interest in real estate assets held through unconsolidated joint ventures.

(5)	Includes institutional pharmacy, which are not subject to property count.

Unconsolidated Investments
As of March 31, 2018, our unconsolidated joint venture investments, totaling $1.3 billion, comprised 37.0% of our total real estate equity investments portfolio and represented a 19.1% indirect exposure to over $6.7 billion in real estate equity investment alongside our joint venture partners. As of March 31, 2018, our unconsolidated joint venture investments included the following:

•
Trilogy. We own a 29.0% interest in a $1.5 billion portfolio, based on cost, of predominantly SNFs located in the Midwest and operated pursuant to management agreements with Trilogy Health Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. Griffin-American Healthcare REIT III, Inc., or GAHR 3, and management of Trilogy own the remaining 71.0% of this portfolio.

•
Griffin-American. We own a 14.3% interest in a $3.2 billion portfolio, based on cost, of SNFs, ALFs, MOBs and hospitals across the United States and care homes in the United Kingdom. Our Sponsor owns the remaining 85.7% of this portfolio.

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

Operators and Managers
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures, as of March 31, 2018 (dollars in thousands):

				Three Months Ended March 31, 2018
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,225	$38,155	51.3%
Solstice Senior Living	(2)	32	4,000	27,019	36.4%
Avamere Health Services	(3)	5	453	4,270	5.7%
Arcadia Management		4	572	2,654	3.6%
Integral Senior Living	(2)	3	162	1,551	2.1%
Peregrine Senior Living	(4)	2	114	353	0.5%
Senior Lifestyle Corporation		2	115	209	0.3%
Other	(5)	—	—	92	0.1%
Total		77	10,641	$74,303	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	Effective February 2018, properties under the management of Bonaventure were transitioned to Avamere Health Services.

(4)	The two properties currently managed by Peregrine Senior Living are expected to be transitioned in 2018 to Senior Lifestyle Corporation, following receipt of regulatory approval.

(5)	Represents interest income earned on corporate-level cash accounts.
Our net lease properties are leased to four operators, with a remaining weighted average lease term of 8.3 years as of March 31, 2018.
Watermark Retirement Communities and Solstice, together with their affiliates, manage substantially all of our operating properties. As a result, we are dependent upon their personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our properties efficiently and effectively. We also own 20% of Solstice, which entitles us to certain rights and minority protections.
The weighted average resident occupancy of our operating facilities is 82.4% as of March 31, 2018.

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
Real Estate Debt Overview
As of March 31, 2018, $75.0 million, or 2.1%, of our investments were invested in real estate debt secured by healthcare facilities, consisting of one mezzanine loan, which matures on January 30, 2021. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above.
The following table presents a summary of our debt investment as of March 31, 2018 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value	Fixed Rate	Unleveraged Current Yield
Espresso Mezzanine loan(1)	1	$75,000	$74,674	10.0%	10.3%
_______________________________________

(1)	Property types securing the mezzanine loan predominately include SNFs, which are located primarily in the Midwest, Northeast and Southeast regions of the United States.
As of March 31, 2018, our debt investment was not performing in accordance with the contractual terms of its governing documents.  The Espresso mezzanine loan is secured by a portfolio that has several sub-portfolios, three of which have experienced tenant lease defaults and currently have operator transitions in process.  The underlying tenant defaults resulted in defaults under the senior loans with respect to the applicable sub-portfolios, which in turn resulted in defaults under our mezzanine loan as of March 31, 2018.  We are actively monitoring the actions of the senior lenders of each sub-portfolio and assessing our rights and remedies.  We are also actively monitoring the operator transitions and continue to assess the collectability of principal and interest. As of May 10, 2018, contractual debt service on the Espresso mezzanine loan has been paid in accordance with contractual terms.
Healthcare-Related Securities Overview
Healthcare-related securities consisted of the Class B certificates in a Federal Home Loan Mortgage Corporation, or Freddie Mac, securitization trust. The Class B certificates were purchased at a 47.0% discount, or $27.0 million, producing a bond equivalent yield of 13.1%, collateralized by a pool of 41 mortgage loans with a weighted average maturity of 9.8 years at the time of the acquisition.
We disposed of the Freddie Mac investment in March 2018.
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
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with moderate gross domestic product, or GDP, growth and improving employment conditions. With the national unemployment rate at 4.1% as of March and first quarter GDP growth of 2.3%, overall macroeconomic conditions remain strong. The Federal Reserve’s March 2018 decision to raise the federal funds rate for the six time in almost a decade reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief that the labor market is close to or already at full employment resulting in wage growth and consumer confidence. Market participants expect additional rate increases during 2018, and while higher interest rates may potentially reduce investor demand in the broader commercial real estate and income-oriented investment markets, we expect real estate prices and returns to remain attractive while inflation is targeted to remain at 2.0% in the near term.
Despite a backdrop of continued economic strength and positive corporate earnings results, rising treasury yields and the threat of trade protectionism have increased volatility in the markets, placing downward pressure on stock valuations. While the reduction of U.S. corporate and personal tax rates is widely seen as a positive catalyst for U.S. equities and the overall market in 2018, volatility will likely persist as investors adjust to higher risk-free rates and other geopolitical developments. Overall, however, the market outlook remains positive, following the policy uncertainty surrounding the Brexit referendum and the U.S. presidential election. Strong corporate earnings have overshadowed these political events, providing fundamental support for record stock valuations in the United States and Europe. Despite the initial volatility following both events, global stock markets remain at near-record highs, with all major indices generating significant growth since the U.S. presidential election. In addition, benchmark 10-year interest rates in several other key global economies, including England, Germany and Japan, have trended to positive territory, signaling normalized market conditions while many global central banks continue to ease monetary policy to combat low inflation and economic stagnation. The pace of these changes may create volatility in global debt and equity markets, while at the same time the Federal Reserve experiences increased pressure to raise interest rates and reduce its large balance sheet holdings of financial instruments acquired during the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including significant changes to U.S. trade policy, infrastructure investment programs and fiscal deficit growth, may also have a considerable impact on the trajectory of the U.S. and global economies over the next few years.
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
Overall, healthcare REITs have underperformed the broader REIT sector throughout 2018. Publicly traded healthcare REITs have experienced decreases in stock price as underlying same-store metrics and coverage ratios were generally below expectations and guidance on performance was cautious. However, we believe longer-term demographics remain favorable, with potential upside for future increases to valuations.

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
Notwithstanding the growth in the industry and demographics, economic and healthcare market uncertainty may have a negative impact, weakening the market’s fundamentals and ultimately reducing a tenant’s/operator’s ability to make rent payments in accordance with the contractual terms of the lease, as well as the possibility for reduced income for our operating investments. In addition, increased development and competitive pressures may have an impact on some of our assets. Although new supply remains elevated relative to historical trends, first quarter 2018 inventory growth decelerated to the weakest pace since the second quarter of 2016. Both IL and AL inventory growth have tapered off since 2017 peaks, however, inventory growth still outpaces absorption growth for both care levels. Further, a tight labor market and competition to attract quality staff continues to drive increased wages and personnel costs. To the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected and decreased cash flow in turn could impact the value of underlying properties and the borrowers’ ability to service their outstanding loans and payoff the loans at maturity.
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

•
Execute on Our Operator Transition Plan and Stabilize Our Portfolio. We have been and are currently in the process of transitioning several of our portfolios to new operators or managers, both as a result of execution of our business plan in connection with recent acquisitions and to reposition properties as a result of performance issues by certain operators or managers. Refer to “—Operators and Managers” above.

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

•
Financing Strategy. We use asset-level financing as part of our investment strategy to leverage our investments while managing refinancing and interest rate risk. We typically finance our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing. In addition, we have a revolving line of credit to provide additional short-term liquidity as needed. Refer to “—Liquidity and Capital Resources” for additional information.

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
Our Advisor has delegated certain asset management functions in connection with our portfolio to American Healthcare Investors, LLC, or AHI. As of March 31, 2018, AHI provides these asset management services in connection with our Griffin-American and Winterfell portfolios, though our Advisor is in the process of internalizing these asset management services. In addition, Formation provides similar asset management services to us in connection with the Eclipse, Espresso and Envoy joint ventures. Our Advisor, under the direction of its investment committee, supervises AHI and Formation and retains ultimate oversight and responsibility for the management of our portfolio.
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
As of March 31, 2018, the unconsolidated ventures in which we invest have recorded impairments and reserves, including a loan loss reserve for a direct financing lease receivable relating to our Espresso unconsolidated investment. Our proportionate ownership share of a loan loss reserve within our Espresso portfolio totaled $11.4 million and was recognized through equity in earnings (losses) during the year ended December 31, 2017. During the third quarter of 2017, the Espresso sub-portfolio associated with the direct financing lease commenced an operator transition and determined that certain future cash flows of the direct financing lease are believed to be uncollectible. The cash flows deemed to be uncollectible primarily impact distributions on mandatorily redeemable units issued at the time of the original acquisition that allowed the seller to participate in certain future cash flows from the direct financing lease following the closing of the original acquisition. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the redemption value of the corresponding unconsolidated venture’s liability for the units issued to the seller has not been assessed in connection with the commencement of the operator transition, but will be assessed upon modification or termination of the lease, which is expected to occur at the completion of the operator transition.
Prior to March 31, 2018, we had recognized an impairment of $5.0 million related to a property located in Clinton, Connecticut within the Peregrine net lease portfolio due to deteriorating operating results of the tenant. During the three months ended March 31, 2018, we recorded an impairment loss of $2.8 million to reflect the fair value of one of our consolidated operating properties within the Watermark Fountains Portfolio as a result of designating the property and its operations as held for sale.
We will continue to monitor the performance of, and actively manage, all of our investments. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record impairment, as appropriate, if required.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  For critical accounting policies, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
Recent Accounting Pronouncements
For recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Results of Operations
Comparison of the Three Months Ended March 31, 2018 to March 31, 2017 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Property and other revenues
Resident fee income	$32,807	$28,747	$4,060	14.1%
Rental income	40,749	37,121	3,628	9.8%
Other revenue	747	577	170	29.5%
Total property and other revenues	74,303	66,445	7,858	11.8%
Net interest income
Interest income on debt investments	1,899	1,897	2	0.1%
Interest income on mortgage loans held in a securitized trust	5,149	6,481	(1,332)	(20.6)%
Interest expense on mortgage obligations issued by a securitization trust	(3,824)	(4,877)	1,053	(21.6)%
Net interest income	3,224	3,501	(277)	(7.9)%

Expenses
Real estate properties - operating expenses	46,424	37,311	9,113	24.4%
Interest expense	17,038	14,028	3,010	21.5%
Other expenses related to securitization trust	811	976	(165)	(16.9)%
Transaction costs	763	1,018	(255)	(25.0)%
Asset management and other fees-related party	5,943	10,980	(5,037)	(45.9)%
General and administrative expenses	3,687	2,503	1,184	47.3%
Depreciation and amortization	28,820	24,918	3,902	15.7%
Impairment loss	2,783	—	2,783	100.0%
Total expenses	106,269	91,734	14,535	15.8%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	366	(366)	(100.0)%
Realized gain (loss) on investments and other	3,495	28	3,467	12,382.1%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(25,247)	(21,394)	(3,853)	18.0%
Equity in earnings (losses) of unconsolidated ventures	(8,626)	(5,622)	(3,004)	53.4%
Income tax benefit (expense)	(15)	(26)	11	(42.3)%
Net income (loss)	$(33,888)	$(27,042)	$(6,846)	25.3%
Revenues
Resident Fee Income
The following table presents resident fee income generated during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 (dollars in thousands):

	Three Months Ended March 31,			Increase (Decrease)
	2018		2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$27,472		$26,476	$996	3.8%
Portfolios placed in service - 2017	5,335	(1)	2,271	3,064	134.9%
Total resident fee income	$32,807		$28,747	$4,060	14.1%
_______________________________________

(1)	Includes resident fee income generated from our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Resident fee income increased $4.1 million primarily as a result of the acquisition of the Rochester portfolio, which closed in the third and fourth quarters of 2017. Additionally, a full quarter of activity from the Oak Cottage and Bonaventure portfolios, acquired in the first quarter of 2017, contributed to the increase. On a same store basis, occupancy and billing rates improved for 2018 as compared to 2017 for the Aqua and Fountains portfolios, driving an increase in resident fee income.

Rental Income
The following table presents rental income generated during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$35,173	$37,121	$(1,948)	(5.2)%
Portfolios placed in service - 2017	5,576	—	5,576	100.0%
Total rental income	$40,749	$37,121	$3,628	9.8%
Rental income increased $3.6 million primarily as a result of the Rochester portfolio acquisition, which closed during the third and fourth quarters of 2017. On a same store basis, occupancy for the Winterfell portfolio decreased in 2018 as compared to 2017, partially offsetting the overall increase to rental income.
Other Revenue
Other revenue increased $0.2 million primarily as a result of additional revenue recognized from non-recurring services and fees at our operating facilities as well as interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $0.3 million primarily as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018.
Expenses
Property Operating Expenses
The following table presents property operating expenses incurred during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 (dollars in thousands):

	Three Months Ended March 31,			Increase (Decrease)
	2018		2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$37,588		$36,204	$1,384	3.8%
Portfolios placed in service - 2017	8,836	(1)	1,107	7,729	698.2%
Total property operating expense	$46,424		$37,311	$9,113	24.4%
_______________________________________

(1)	Includes operating expenses incurred by our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Property operating expenses increased $9.1 million, primarily as a result of real estate portfolios acquired during 2017. On a same store basis, property operating expenses increased primarily as a result of rising labor and benefits costs.
Interest Expense
The following table presents interest expense incurred during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$14,689	$13,444	$1,245	9.3%
Portfolios placed in service - 2017	2,349	584	1,765	302.2%
Total interest expense	$17,038	$14,028	$3,010	21.5%
Interest expense increased $3.0 million, as a result of mortgage and seller financing obtained for 2017 real estate portfolios acquisitions. On a same store basis, additional financing obtained for the Fountains portfolio in 2017 resulted in an increase to interest expense.

Other Expenses Related to Securitization Trust
Other expenses related to securitization trust decreased $0.2 million as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018. Securitization trust expenses were primarily comprised of fees paid to Freddie Mac, the original issuer, as guarantor of the interest and principal payments related to the investment grade securitization bonds.
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the three months ended March 31, 2018 are primarily a result of the residual costs incurred for the Winterfell operator transition. Transaction costs for the three months ended March 31, 2017 are primarily a result of two real estate portfolio acquisitions that closed during the quarter.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $5.0 million primarily as a result of the December 2017 amendment to the advisory agreement which became effective during the first quarter of 2018. The amended advisory agreement reduced the monthly asset management fee and eliminated acquisition fees paid to the advisor.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business. General and administrative expenses increased $1.2 million, primarily as a result of higher professional fees incurred and indirect overhead expenses allocated for the three months ended March 31, 2018.
Depreciation and Amortization
The following table presents depreciation and amortization expense incurred during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$22,409	$24,463	$(2,054)	(8.4)%
Portfolios placed in service - 2017	6,411	455	5,956	1,309.0%
Total depreciation and amortization expense	$28,820	$24,918	$3,902	15.7%
Depreciation and amortization expense increased $3.9 million, primarily as a result of real estate portfolios acquired during 2017. This increase was partially offset by the full amortization of intangible assets for portfolios acquired in prior years.
Impairment Loss
During the three months ended March 31, 2018, impairment loss of $2.8 million was recorded related to a property located in Franklin, Michigan within the Fountains portfolio, as a result of estimating the fair value of the property upon its reclassification to held for sale. There was no impairment losses recorded for the three months ended March 31, 2017.
Other Income (Loss)
Unrealized Gain (loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
During the three months ended March 31, 2017, unrealized gain of $0.4 million on senior housing mortgage loans and debt held in a securitization trust represents the change in the fair value of the consolidated assets and liabilities of our investment in the Freddie Mac securitization. There was no unrealized gain recognized for the three months ended March 31, 2018 as a result of the disposal of the investment.

Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Portfolio	Equity in Earnings (Losses)		Select Revenues and Expenses, net(1)		Equity in Earnings, Net of Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$5	$148	$(400)	$(438)	$405	$586	$(181)	(30.9)%	$254	$288
Envoy	(2)	177	(1)	—	(1)	177	(178)	(100.6)%	—	179
Griffin - American	(44)	(2,118)	(3,686)	(5,091)	3,642	2,973	669	22.5%	716	1,478
Espresso	(8,904)	(247)	(9,892)	(2,763)	988	2,516	(1,528)	(60.7)%	—	1,973
Trilogy	258	(3,582)	(3,806)	(6,805)	4,064	3,223	841	26.1%	1,915	—
Subtotal	(8,687)	(5,622)	(17,785)	(15,097)	9,098	9,475	(377)	(4.0)%	2,885	3,918
Operator Platform(2)	61	—	—	—	61	—	61	100.0%	—	—
Total	$(8,626)	$(5,622)	$(17,785)	$(15,097)	$9,159	$9,475	$(316)	(3.3)%	$2,885	$3,918
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)	Represents our investment in Solstice.

Equity in losses of unconsolidated ventures increased by $3.0 million primarily due to additional reserves and allowances recorded for receivables due from an operator in receivership within the Espresso portfolio. The increase was partially offset by overall lower depreciation and amortization expense recorded by the unconsolidated ventures as acquisition-related intangible assets continue to become fully amortized.
Equity in earnings, net of select revenues and expenses, decreased by $0.3 million primarily due to the Espresso portfolio, which has three operator transitions ongoing as of March 31, 2018, driving a decrease to revenues. The decrease in the Espresso portfolio was partially offset by development and operational improvements in the Trilogy portfolio and increases in foreign currency translation in the Griffin-American portfolio.
Income Tax Benefit (Expense)
Income tax expense for the three months ended March 31, 2018 was $15,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the three months ended March 31, 2017 was $26,000.
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
We currently believe that our capital resources are sufficient to meet our capital needs. If the performance of our investments falls below our expectations or we are unable to execute our financing strategy, we may be unable to pay distributions to our stockholders and repurchase shares consistent at current levels, or at all, and may be required to sell assets. For additional information regarding our liquidity needs and sources of liquidity, see below. As of May 10, 2018, we had $72.9 million of unrestricted cash.
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

We use or have used our capital resources to make certain payments to our Advisor and NorthStar Securities, LLC or our Dealer Manager. During our organization and offering stage, these payments included payments to our Dealer Manager for selling commissions and dealer manager fees and payments to our Advisor (or its predecessor), or their affiliates, as applicable, for reimbursement of certain organization and offering costs. Total selling commissions, dealer manager fees and reimbursable organization and offering costs through the completion of our Offering were 10.4% of total proceeds raised from our Offering, below the 15.0% maximum allowed. We expect to continue to make payments to our Advisor, or its affiliates, pursuant to our advisory agreement, as applicable, in connection with the management of our assets and costs incurred by our Advisor in providing services to us. We renewed our advisory agreement with our Advisor on June 30, 2017 for an additional one-year term on terms identical to those previously in effect. In December 2017, our advisory agreement was amended with changes to the asset management and acquisition fee structure. Refer to “Related Party Arrangements” for further information regarding our advisory fees.
Operating Expenses
In addition to our own operating expenses, as of March 31, 2018, we operated 63 properties, or 79.0% of our assets, excluding our unconsolidated ventures and properties designated held for sale, pursuant to management agreements, whereby we are directly exposed to various operational risks with respect to these healthcare properties. To the extent revenues are not sufficient to cover expenses at these properties, we will need to fund operating shortfalls.
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
Repurchases
We have adopted a Share Repurchase Program effective August 7, 2012, as most recently amended in December 2017, which enables stockholders to sell their shares to us in limited circumstances. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. Refer to Note 10. “Stockholders’ Equity” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
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
The failure of any of our investments to perform consistent with our expectations may have a material adverse impact on our liquidity needs. In addition, we have significant joint ventures, with unconsolidated joint ventures and consolidated joint ventures representing 37.0% and 19.9%, respectively, of our total real estate equity investments as of March 31, 2018, and we may not be able to control the timing of distributions from these investments, if any.
Borrowings
We have various forms of asset-level financing. Refer to Note 7, “Borrowings” of Part I, Item 1. “Financial Statements” for further information.

In October 2017, we obtained our Sponsor Line, for up to $15.0 million at an interest rate of 3.5% plus LIBOR to provide additional short-term liquidity. Our Sponsor Line had an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under our Sponsor Line was increased to $35.0 million. In March 2018, our Sponsor Line maturity was extended through December 2020. As of March 31, 2018, we had drawn and fully repaid $25.0 million under our Sponsor Line and we have not utilized our Sponsor Line in 2018.
In December 2017, we obtained our Corporate Facility for up to $25.0 million, which remains subject to satisfaction of certain post-closing obligations, including the pledge of borrowing base assets. Our Corporate Facility has a three year term at interest rates ranging between 2.5% and 3.5% plus LIBOR and has not been utilized as of May 10, 2018.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non- cash reserves and depreciation and as of March 31, 2018, our leverage was 61.6%. As of March 31, 2018, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 70.8%.
Disposition of Investments
We may, from time to time, consider dispositions of investments to provide an additional source of liquidity. During the three months ended March 31, 2018, we reclassified an operating property as held for sale.
Offering
From inception through May 10, 2018, we have raised total gross proceeds of $2.0 billion, including $210.1 million in DRP proceeds. We are no longer raising capital from our Offering and we have invested substantially all of the net proceeds from our Offering. Since the successful completion of our Offering, we have only been raising new equity capital through our DRP, and as such, do not expect significant new investment activity.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2018	2017	2018 vs. 2017 Change
Operating activities	$7,269	$2,986	$4,283
Investing activities	28,276	(116,716)	144,992
Financing activities	(25,946)	48,693	(74,639)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,599	$(65,037)	$74,636
Three Months Ended March 31, 2018 compared to March 31, 2017
Operating Activities
Net cash provided by operating activities was $7.3 million for the three months ended March 31, 2018 compared to $3.0 million for the three months ended March 31, 2017. The increase of $4.3 million was primarily related to a decrease in asset management and acquisition fees as well as operating expense reimbursements paid to our Advisor.
Investing Activities
Our cash flows from investing activities are generally used to fund investment acquisitions, net of any repayment activity. Net cash provided by investing activities was $28.3 million for the three months ended March 31, 2018 compared to net cash used of $116.7 million for the three months ended March 31, 2017. Cash flows provided by investing activities for the three months ended March 31, 2018 primarily relates to the sale of our investment in the Freddie Mac securitization partially offset by additional capital improvements to existing investments. Cash flows used in investing activities for the three months ended March 31, 2017 primarily relate to the acquisition of two operating real estate portfolios and additional capital contributions to joint venture investments.

The following table presents capital improvements made during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, excluding capital improvements made at our unconsolidated ventures (dollars in thousands):

	Three Months Ended March 31,
Capital Improvements	2018	2017	2018 vs. 2017 Change
Development projects	$1,001	$—	$1,001
Recurring	4,909	2,626	2,283
Total improvement of operating real estate investments	$5,910	$2,626	$3,284
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock and changes in our mortgage notes payable. Cash flows used in financing activities was $25.9 million for the three months ended March 31, 2018 compared to cash flow provided by financing activities of $48.7 million for the three months ended March 31, 2017. The change of $74.6 million primarily relates to payments of dividends and share repurchases, with no proceeds obtained from real estate financings during the three months ended March 31, 2018.
Off-Balance Sheet Arrangements
As of March 31, 2018, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
In June 2017, our advisory agreement was renewed for an additional one-year term commencing on June 30, 2017, with terms identical to those in effect through June 30, 2017. In December 2017, our advisory agreement was amended with changes to the asset management and acquisition fee structure as further described below.
Fees to Advisor
Asset Management Fee
From inception through December 31, 2017, our Advisor received a monthly asset management fee equal to one-twelfth of 1.0% of the sum of the amount funded or allocated for investments, including expenses and any financing attributable to such investments, less any principal received on debt and securities investments (or our proportionate share thereof in the case of an investment made through a joint venture).
In December 2017, our advisory agreement was amended. Effective January 1, 2018, our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by our board of directors in connection with a sale, transfer or other disposition of a substantial portion of our assets, with $2.5 million per calendar quarter of such fee paid in shares of our common stock at a price per share equal to the most recently published net asset value per share.
Our Advisor has also agreed that all shares of our common stock issued to it in consideration of the asset management fee will be subordinate in the share repurchase program to shares of our common stock held by third party stockholders for a period of two years, unless our advisory agreement is earlier terminated.
Incentive Fee
Our Advisor is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital.
Acquisition Fee
From inception through December 31, 2017, our Advisor received fees for providing structuring, diligence, underwriting advice and related services in connection with real estate acquisitions equal to 2.25% of each real estate property acquired by us, including acquisition costs and any financing attributable to an equity investment (or the proportionate share thereof in the case of an indirect equity investment made through a joint venture or other investment vehicle) and 1.0% of the amount funded or allocated by us to acquire or originate debt investments, including acquisition costs and any financing attributable to such investments (or the proportionate share thereof in the case of an indirect investment made through a joint venture or other investment vehicle).
In December 2017, our advisory agreement was amended. Effective January 1, 2018, our Advisor no longer receives an acquisition fee in connection with our acquisitions of real estate properties or debt investments.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor and our Dealer Manager for the three months ended March 31, 2018 and the amount due to related party as of March 31, 2018 and December 31, 2017 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2017	Three Months Ended March 31, 2018			Due to Related Party as of March 31, 2018 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management and other fees-related party	$—	$5,951	$(5,951)	(2)	$—
Acquisition(2)	Investments in unconsolidated ventures/Asset management and other fees-related party	8	(8)	—		—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	1,038	3,200	(1,038)		3,200
Total		$1,046	$9,143	$(6,989)		$3,200
_______________________________________

(1)	Includes $2.5 million paid in shares of our common stock.

(2)
Acquisition/disposition fees incurred to our Advisor related to debt investments are generally offset by origination/exit fees paid to us by borrowers if such fees are required from the borrower. Acquisition fees related to equity investments are included in asset management and other fees-related party in our consolidated statements of operations. Acquisition fees related to investments in unconsolidated joint ventures are included in investments in unconsolidated ventures on our consolidated balance sheets. From inception through March 31, 2018, our Advisor waived $0.3 million of acquisition fees related to healthcare-related securities. We did not incur any disposition fees during the three months ended March 31, 2018, nor were any such fees outstanding as of December 31, 2017.

(3)	As of March 31, 2018, our Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to us.
Issuance of Common Stock to our Advisor
Pursuant to the December 2017 amendment of our advisory agreement, for the three months ended March 31, 2018, we issued 0.3 million shares totaling $2.5 million to an affiliate of our Advisor as part of its asset management fee.
Investments in Joint Ventures
The below table indicates our investments for which our Sponsor is also an equity partner in the joint venture. Each investment was approved by our board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	Colony NorthStar/Formation Capital, LLC	May-2014	5.6%
Griffin-American	Colony NorthStar	Dec-2014	14.3%

In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty, now a subsidiary of Colony NorthStar, and us, our Sponsor acquired a 43.0%, as adjusted, ownership interest in AHI and Mr. James F. Flaherty III, a partner of our Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Realty. In connection with our Sponsor’s acquisition of an interest in AHI, AHI provides certain asset management and related services, including property management, to our Advisor, NorthStar Realty and us. As of March 31, 2018, AHI provides such services to us with respect to our interest in the Griffin-American portfolio and Winterfell portfolio.
In December 2015, we, through a joint venture with Griffin-American Healthcare REIT III, Inc., or GAHR3, a REIT sponsored and advised by AHI, acquired a 29.0% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for our interest. The purchase was approved by our board of directors, including all of our independent directors. In 2016 and 2017, we funded additional capital contributions of $18.8 million and $8.3 million, respectively, in accordance with the joint venture agreement. Additionally, in 2018, we funded capital contributions of $4.5 million for a total contribution of $233.3 million. The additional fundings related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations.
Origination of Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, or the Espresso joint venture, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.
Colony NorthStar Line of Credit
In October 2017, we obtained our Sponsor Line for up to $15.0 million at an interest rate of 3.5% plus LIBOR. Our Sponsor Line has an initial one year term, with an extension option of six months. Our Sponsor Line was approved by our board of directors, including all of our independent directors. In November 2017, the borrowing capacity under our Sponsor Line was increased to $35.0 million. In March 2018, our Sponsor Line maturity was extended through December 2020. As of December 31, 2017, we had drawn and fully repaid $25.0 million under our Sponsor Line. We did not utilize our Sponsor Line during the three months ended March 31, 2018.
Recent Developments
Distribution Reinvestment Plan
For the period from April 1, 2018 through May 10, 2018, we issued 0.6 million shares pursuant to our DRP, representing gross proceeds of $5.2 million.
Share Repurchases
On May 14, 2018, we repurchased 1.0 million shares for a total of $7.9 million or a weighted average price of $7.84 per share under our Share Repurchase Program. We fund repurchase requests received during a quarter with cash received from proceeds pursuant to the DRP. As of May 14, 2018, we had a total of $43.8 million in unfulfilled repurchase requests. Refer to Item 1. “Financial Statements,” Note 10. “Stockholders’ Equity” for additional information regarding our Share Repurchase Program.
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
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore included in the computation of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. We adjust MFFO for the amortization of acquisition fees in the period when such amortization is recognized under U.S. GAAP. Acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our Offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flow. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flow and therefore the potential distributions to our stockholders. However, in general, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor, and as a result, the impact of acquisition fees to our operating performance and cash flow would be minimal. In December 2017, our advisory agreement was amended. Effective January 1, 2018, our Advisor no longer receives an acquisition fee in connection with our acquisition of real estate properties or debt investments.
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
Due to certain of the unique features of publicly-registered, non-traded REITs, the Institute For Portfolio Alternatives, or the IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the U.S. Securities and Exchange Commission, or SEC, nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
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
We define MFFO in accordance with the concepts established by the IPA, and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for the non-recurring impact of the non-cash effect of deferred income tax benefits or expenses, as applicable, as such items are not indicative of our operating performance. Similarly, we adjust for the non-cash effect of unrealized gains or losses on unconsolidated ventures. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s operating performance. The IPA’s definition of MFFO excludes from FFO the following items:

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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(33,668)	$(27,079)
Adjustments:
Depreciation and amortization	28,820	24,918
Impairment losses of depreciable real estate	2,058	—
Depreciation and amortization related to unconsolidated ventures	8,274	10,793
Depreciation and amortization related to non-controlling interests	(240)	(89)
Impairment loss on real estate related to non-controlling interests	(62)	—
Realized (gain) loss from sales of property related to unconsolidated ventures	2,243	534
Impairment losses of depreciable real estate held by unconsolidated ventures	(3)	1,191
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$7,422	$10,268
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$7,422	$10,268
Adjustments:
Acquisition fees and transaction costs	755	3,731
Straight-line rental (income) loss	(359)	(530)
Amortization of premiums, discounts and fees on investments and borrowings	1,206	961
Amortization of discounts on healthcare-related securities	314	349
Adjustments related to unconsolidated ventures(1)	7,271	2,579
Adjustments related to non-controlling interests	(31)	(6)
Realized (gain) loss on investments and other	(3,495)	(28)
Unrealized (gain) loss on senior housing mortgage loans and debt held in securitization trust	—	(366)
Impairment of assets other than real estate	725	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$13,808	$16,958
_______________________________________

(1)
Primarily represents our proportionate share of loan loss reserves, transaction costs and amortization of above/below market debt adjustments and deferred financing costs incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the date of our first investment on April 5, 2013 through December 31, 2017, we paid an annualized distribution amount of $0.675 per share of our common stock. During the fourth quarter of 2017, our board of directors approved a daily cash distribution of $0.000924658 per share of common stock, equivalent to an annualized distribution amount of $0.3375 per share, for each of the three months ended March 31, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the three months ended March 31, 2018 and year ended December 31, 2017 (dollars in thousands):

	Three Months Ended March 31, 2018		Year Ended December 31, 2017
Distributions(1)
Cash	$7,684		$58,766
DRP	7,876		67,037
Total	$15,560		$125,803

Sources of Distributions(1)
FFO(2)	$7,422	48%	$16,831	13%
Offering proceeds - Other	8,138	52%	108,972	87%
Total	$15,560	100%	$125,803	100%

Cash Flow Provided by (Used in) Operations	$7,269		$7,858
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through March 31, 2018, we declared $380.7 million in distributions. Cumulative FFO for the period from April 5, 2013 through March 31, 2018 was $22.1 million.

For the three months ended March 31, 2018 and year ended December 31, 2017, distributions in excess of FFO were paid using Offering proceeds or other available capital sources. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted. Future distributions declared and paid may exceed FFO and cash flow provided by operations. FFO, as defined, may not reflect actual cash available for distributions. Our ability to pay distributions from FFO or cash flow provided by operations depends upon our operating performance, including the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments, accounting of our investments in accordance with U.S. GAAP, the performance of underlying debt and ability to maintain liquidity. We will continue to assess our distribution policy in light of our operating performance and capital needs.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of March 31, 2018, 11.7% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. Of the floating rate liabilities outstanding as of March 31, 2018, 100.0% related to our directly owned operating real estate equity investments’ mortgage notes payable. As of March 31, 2018, we had two lines of credit which carry floating interest rates. There were no outstanding liabilities under either line of credit as of March 31, 2018.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of March 31, 2018, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.8 million annually. We did not have any floating rate real estate debt investments as of March 31, 2018.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of March 31, 2018, we had one fixed-rate debt investment with a carrying value of $74.7 million.
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
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures as of March 31, 2018 (dollars in thousands):

				Three Months Ended March 31, 2018
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,225	$38,155	51.3%
Solstice Senior Living	(2)	32	4,000	27,019	36.4%
Avamere Health Services	(3)	5	453	4,270	5.7%
Arcadia Management		4	572	2,654	3.6%
Integral Senior Living	(2)	3	162	1,551	2.1%
Peregrine Senior Living	(4)	2	114	353	0.5%
Senior Lifestyle Corporation		2	115	209	0.3%
Other	(5)	—	—	92	0.1%
Total		77	10,641	$74,303	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	Effective February 2018, properties under the management of Bonaventure were transitioned to Avamere Health Services.

(4)	The two properties currently managed by Peregrine Senior Living are expected to be transitioned in 2018 to Senior Lifestyle Corporation, following receipt of regulatory approval.

(5)	Represents interest income earned on corporate-level cash accounts.

Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the three months ended March 31, 2018, the Espresso mezzanine loan and the Freddie Investment contributed 100.0% of interest income. As of March 31, 2018, one borrower, a subsidiary of the Espresso joint venture, represented 100.0% of the aggregate principal amount of our debt investments. Currently, three of the portfolios within the Espresso joint venture are in the process of being transitioned to new operators, which has resulted in certain non-monetary events of default under the borrowings of the Espresso joint venture, including our mezzanine loan. We are in active dialogue with the other lenders to the Espresso joint venture and continue to monitor the situation.

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
Item 1A.    Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 30, 2018, except as noted below.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. We may not generate sufficient cash flow from operations to fund distributions. For the three months ended March 31, 2018, we declared distributions of $15.6 million compared to cash provided by operating activities of $7.3 million. For the declared distributions during the three months ended March 31, 2018, $8.1 million, or 52.3%, of the distributions declared were paid using sources other than cash flow provided by operations. For the year ended December 31, 2017, we declared distributions of $125.8 million compared to cash provided by operating activities of $7.9 million. For the declared distributions during the year ended December 31, 2017, $109.0 million, or 86.6%, of the distributions declared were paid using sources other than cash flow provided by operations.  If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
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
For the three months ended March 31, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	20,839	$9.91	20,839	(1)
February 1 to February 28	1,027,861	7.78	1,027,861	(1)
March 1 to March 31	—	—	—
Total	1,048,700		1,048,700
_______________________________________

(1)	Subject to funds being available, the limits under our Share Redemption Program were amended in December 2017, as described in further detail above.
As of March 31, 2018, we had a total of $12.1 million in unfulfilled repurchase requests. As of May 14, 2018, we had a total of $43.8 million in unfulfilled repurchase requests. For additional information, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
Unregistered Sales of Equity Securities
On March 29, 2018, we issued 294,118 shares of common stock at $8.50 per share to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
Item 4.    Mine Safety Disclosures
Not applicable

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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Equity (unaudited) for the three months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	May 15, 2018	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer