Form 10-Q
period 2018-06-30
NorthStar Healthcare Income, Inc.
filed 2018-08-10
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
The Company has one class of common stock, $0.01 par value per share, 187,089,402 shares outstanding as of August 9, 2018.

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

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$52,214	$50,046
Restricted cash	22,521	30,442
Operating real estate, net	1,823,496	1,852,428
Investments in unconsolidated ventures	310,117	325,582
Real estate debt investments, net	74,699	74,650
Senior housing mortgage loans held in a securitization trust, at fair value	—	545,048
Assets held for sale	11,640	—
Receivables, net	15,034	18,363
Deferred costs and intangible assets, net	57,746	84,720
Other assets	13,456	17,474
Total assets(1)	$2,380,923	$2,998,753

Liabilities
Mortgage and other notes payable, net	$1,481,791	$1,487,480
Senior housing mortgage obligations issued by a securitization trust, at fair value	—	512,772
Due to related party	2,930	1,046
Escrow deposits payable	4,785	3,817
Distribution payable	5,192	10,704
Accounts payable and accrued expenses	26,742	33,478
Other liabilities	7,293	4,657
Total liabilities(1)	1,528,733	2,053,954
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 187,466,049 and 186,709,303 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,874	1,867
Additional paid-in capital	1,688,734	1,681,040
Retained earnings (accumulated deficit)	(843,162)	(744,090)
Accumulated other comprehensive income (loss)	(1,202)	(316)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	846,244	938,501
Non-controlling interests	5,946	6,298
Total equity	852,190	944,799
Total liabilities and equity	$2,380,923	$2,998,753
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of June 30, 2018, the Operating Partnership includes $0.7 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Property and other revenues
Resident fee income	$32,956	$31,080	$65,764	$59,827
Rental income	38,891	36,561	79,640	73,682
Other revenue	930	953	1,678	1,530
Total property and other revenues	72,777	68,594	147,082	135,039
Net interest income
Interest income on debt investments	1,921	1,918	3,820	3,815
Interest income on mortgage loans held in a securitized trust	—	6,486	5,149	12,967
Interest expense on mortgage obligations issued by a securitization trust	—	(4,866)	(3,824)	(9,743)
Net interest income	1,921	3,538	5,145	7,039
Expenses
Real estate properties - operating expenses	47,731	38,234	94,157	75,545
Interest expense	17,693	14,764	34,731	28,792
Other expenses related to securitization trust	—	990	811	1,966
Transaction costs	41	1,946	804	2,964
Asset management and other fees - related party	5,951	8,437	11,894	19,417
General and administrative expenses	3,424	2,848	7,111	5,351
Depreciation and amortization	27,494	19,851	56,314	44,769
Impairment loss	2,456	—	5,239	—
Total expenses	104,790	87,070	211,061	178,804
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	358	—	724
Realized gain (loss) on investments and other	—	90	3,495	118
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(30,092)	(14,490)	(55,339)	(35,884)
Equity in earnings (losses) of unconsolidated ventures	(4,098)	(7,055)	(12,724)	(12,677)
Income tax benefit (expense)	(15)	(15)	(30)	(41)
Net income (loss)	(34,205)	(21,560)	(68,093)	(48,602)
Net (income) loss attributable to non-controlling interests	111	(33)	331	(70)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(34,094)	$(21,593)	$(67,762)	$(48,672)
Net income (loss) per share of common stock, basic/diluted	$(0.18)	$(0.12)	$(0.36)	$(0.26)
Weighted average number of shares of common stock outstanding, basic/diluted	187,326,437	186,392,469	187,200,347	186,023,359
Distributions declared per share of common stock	0.08	0.17	0.17	0.34

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(34,205)	$(21,560)	$(68,093)	$(48,602)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(1,629)	2,601	(886)	1,580
Total other comprehensive income (loss)	(1,629)	2,601	(886)	1,580
Comprehensive income (loss)	(35,834)	(18,959)	(68,979)	(47,022)
Comprehensive (income) loss attributable to non-controlling interests	111	(33)	331	(70)
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(35,723)	$(18,992)	$(68,648)	$(47,092)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2016	185,035	$1,850	$1,666,479	$(480,516)	$(1,188)	$1,186,625	$5,349	$1,191,974
Issuance and amortization of equity-based compensation	20	—	99	—	—	99	—	99
Non-controlling interests - contributions	—	—	—	—	—	—	67	67
Non-controlling interests - distributions	—	—	—	—	—	—	(76)	(76)
Shares redeemed for cash	(2,090)	(20)	(19,227)	—	—	(19,247)	—	(19,247)
Distributions declared	—	—	—	(62,258)	—	(62,258)	—	(62,258)
Proceeds from distribution reinvestment plan	3,701	37	33,639	—	—	33,676	—	33,676
Other comprehensive income (loss)	—	—	—	—	1,580	1,580	—	1,580
Net income (loss)	—	—	—	(48,672)	—	(48,672)	70	(48,602)
Balance as of June 30, 2017 (Unaudited)	186,666	$1,867	$1,680,990	$(591,446)	$392	$1,091,803	$5,410	$1,097,213

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2017	186,709	$1,867	$1,681,040	$(744,090)	$(316)	$938,501	$6,298	$944,799
Share-based payment of advisor asset management fees	588	6	4,994	—	—	5,000	—	5,000
Issuance and amortization of equity-based compensation	21	—	84	—	—	84	—	84
Non-controlling interests - contributions	—	—	—	—	—	—	289	289
Non-controlling interests - distributions	—	—	—	—	—	—	(310)	(310)
Shares redeemed for cash	(2,051)	(21)	(16,052)	—	—	(16,073)	—	(16,073)
Distributions declared	—	—	—	(31,310)	—	(31,310)	—	(31,310)
Proceeds from distribution reinvestment plan	2,199	22	18,668	—	—	18,690	—	18,690
Other comprehensive income (loss)	—	—	—	—	(886)	(886)	—	(886)
Net income (loss)	—	—	—	(67,762)	—	(67,762)	(331)	(68,093)
Balance as of June 30, 2018 (Unaudited)	187,466	$1,874	$1,688,734	$(843,162)	$(1,202)	$846,244	$5,946	$852,190

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(68,093)	$(48,602)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	12,724	12,677
Depreciation and amortization	56,314	44,769
Impairment loss	5,239	—
Amortization of below market debt	1,453	1,283
Straight-line rental income, net and amortization of lease inducements	876	(963)
Amortization of premium/accretion of discount on investments	(49)	(44)
Amortization of deferred financing costs	1,024	796
Amortization of equity-based compensation	84	99
Realized (gain) loss on investments and other	(3,495)	(118)
Unrealized (gain) loss on senior housing mortgage loans and debt held in securitization trust, net	—	(724)
Allowance for uncollectible accounts	585	651
Distributions of cumulative earnings from unconsolidated ventures	—	179
Changes in assets and liabilities:
Receivables	2,772	(902)
Other assets	2,329	281
Due to related party	6,884	414
Escrow deposits payable	969	19
Accounts payable and accrued expenses	(6,952)	1,728
Other liabilities	598	(127)
Net cash provided by (used in) operating activities	13,262	11,416
Cash flows from investing activities:
Acquisition of operating real estate investments	—	(114,827)
Improvement of operating real estate investments	(13,732)	(9,330)
Sale of healthcare-related securities	35,771	—
Investment in unconsolidated ventures	(4,470)	(6,045)
Distributions in excess of cumulative earnings from unconsolidated ventures	6,325	9,408
Escrow deposits payable	—	—
Other assets	—	(2,913)
Net cash provided by (used in) investing activities	23,894	(123,707)
Cash flows from financing activities:
Borrowing from mortgage notes	—	72,466
Repayment of mortgage notes	(8,105)	(1,019)
Payment of deferred financing costs	(284)	(765)
Shares redeemed for cash	(16,073)	(19,247)
Payments under capital leases	(294)	—
Distributions paid on common stock	(36,822)	(62,481)
Proceeds from distribution reinvestment plan	18,690	33,676
Contributions from non-controlling interests	289	67
Distributions to non-controlling interests	(310)	(76)
Net cash provided by (used in) financing activities	(42,909)	22,621
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,753)	(89,670)
Cash, cash equivalents and restricted cash-beginning of period	80,488	251,892
Cash, cash equivalents and restricted cash-end of period	$74,735	$162,222

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities:
Accrued distribution payable	$5,192	$10,356
Accrued capital expenditures	623	—
Reclassification of assets held for sale	14,423	—
Issuance of common stock as payment for asset management fees	5,000	—
Deconsolidation of securitization trust (VIE asset/liability)	512,772	—
Acquisition of operating real estate under capital lease obligations	1,921	—
Change in carrying value of securitization trust (VIE asset/liability)	—	1,355
Debt financing provided by seller for investment acquisition	—	3,500

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of June 30, 2018, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company completed its initial public offering (the “Initial Offering”) on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in its initial primary offering (the “Initial Primary Offering”) and 2.0 million shares issued pursuant to its distribution reinvestment plan (the “DRP”). In addition, the Company completed its follow-on offering (the “Follow-On Offering”) on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in its follow-on primary offering (the “Follow-on Primary Offering”) and 4.2 million shares issued pursuant to the DRP. The Company refers to its Initial Primary Offering and its Follow-on Primary Offering collectively as the “Primary Offering” and its Initial Offering and Follow-On Offering collectively as the “Offering.” In December 2015, the Company registered an additional 30.0 million shares to be offered pursuant to the DRP and continues to offer such shares. From inception through August 9, 2018, the Company raised total gross proceeds of $2.0 billion, including $217.8 million in DRP proceeds.
The Company is externally managed and has no employees. The Company is sponsored by Colony Capital, Inc. (NYSE: CLNY) (“Colony Capital” or the “Sponsor”), which was formed as a result of the mergers of NorthStar Asset Management Group Inc.(“NSAM”), its prior sponsor, with Colony Capital, Inc. (“Colony”) and NorthStar Realty Finance Corp. (“NorthStar Realty”) in January 2017. Effective June 25, 2018, the Sponsor changed its name from Colony NorthStar, Inc. to Colony Capital, Inc. and its ticker symbol from “CLNS” to “CLNY.” Following the mergers, the Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform.
Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. The Company’s advisor, CNI NSHC Advisors, LLC (the “Advisor”), is a subsidiary of Colony Capital and manages its day-to-day operations pursuant to an advisory agreement.

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
As of June 30, 2018, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company. The Company identified several VIEs which were originally consolidated under the voting interest model prior to changes in the consolidation rules under U.S. GAAP.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of June 30, 2018 is $616.7 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of June 30, 2018 is $477.2 million, collateralized by the real estate assets of the related consolidated VIEs.

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
As of December 31, 2017, the Company held Class B certificates in an Investing VIE for which the Company had determined it was the primary beneficiary because it had the power to direct the activities that most significantly impact the economic performance of the securitization trust. The Company’s Class B certificates, which represented the retained interest and related interest income were eliminated in consolidation. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the Class B certificates of the securitization), income and expense of the entire Investing VIE were presented in the consolidated financial statements of the Company. As a result, although the Company legally owned the Class B certificates only, U.S. GAAP required the Company to present the assets, liabilities, income and expenses of the entire securitization trust on its consolidated financial statements. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the Class B certificates. Refer to Note 6, “Healthcare-Related Securities” for further detail.
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
In March 2018, the Company sold the Class B certificates of its consolidated Investing VIE, relinquishing its rights as directing certificate holder. As a result, the Company was no longer deemed the primary beneficiary of the securitization trust and, accordingly, did not present the assets or liabilities of the securitization trust on its consolidated balance sheets as of June 30, 2018. The Company has presented the income and expenses of the securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates and was considered the primary beneficiary in 2018.
Unconsolidated VIEs
As of June 30, 2018, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $310.1 million. The Company’s maximum exposure to loss as of June 30, 2018 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of June 30, 2018. The Company did not provide financial support to its unconsolidated VIEs during the six months ended June 30, 2018, except for funding its proportionate share of capital call contributions. As of June 30, 2018, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method or the Company may elect the fair value option.
The Company will account for an investment under the equity method of accounting if it has the ability to exercise significant influence over the operating and financial policies of an entity, but does not have a controlling financial interest. Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents. Equity method investments are recognized using a cost accumulation model, in which the investment is recognized based on the cost to the investor, which includes acquisition fees. The Company records as an expense certain acquisition costs and fees associated with consolidated investments deemed to be business combinations and capitalizes these costs for investments deemed to be acquisitions of an asset, including an equity method investment.
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
The Company elected the fair value option to account for the eligible financial assets and liabilities of its consolidated Investing VIEs in order to mitigate potential accounting mismatches between the carrying value of the instruments and the related assets and liabilities to be consolidated. The Company adopted guidance issued by the FASB allowing the Company to measure both the financial assets and liabilities of a qualifying collateralized financing entity (“CFE”) it consolidates using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable.

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Cash and cash equivalents	$52,214	$50,046
Restricted cash	22,521	30,442
Total cash, cash equivalents and restricted cash	$74,735	$80,488
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

Category:	Term:
Building	30 to 50 years
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	9 to 15 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture, fixtures and equipment	5 to 14 years
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
The Company has entered into capital leases for equipment totaling $2.7 million which is included within operating real estate on the Company’s consolidated balance sheets. The leased equipment is amortized on a straight line basis over seven years. The

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

following table presents the future minimum lease payments under capital leases and the present value of the minimum lease payments as of June 30, 2018, which is included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

July 1 to December 31, 2018	$320
Years Ending December 31:
2019	552
2020	513
2021	474
2022	382
Thereafter	1
Total minimum lease payments	$2,242
Less: Amount representing interest	$(204)
Present value of minimum lease payments	$2,038
The weighted average interest rate related to the lease obligations is 5.3% with a final maturity date in January 2023.
Assets Held For Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by U.S. GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of June 30, 2018, the Company has one of its operating real estate properties classified as held for sale, as presented on its consolidated balance sheets.
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
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company performs an annual impairment test for goodwill and evaluates the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In making such assessment, qualitative factors are used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, then an impairment charge is recorded. In 2018 to date, the Company reclassified an operating property as held for sale, which is part of a reporting unit with goodwill. The Company determined that the carrying value of the property was in excess of its fair value, which resulted in the partial impairment of goodwill totaling $0.7 million, proportionate to the fair value of the reporting unit.
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents a summary of deferred costs and intangible assets, net as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Deferred costs and intangible assets, net:
In-place lease value, net	$35,155	$61,593
Goodwill	21,387	22,112
Other intangible assets	380	380
Subtotal intangible assets	56,922	84,085
Deferred costs, net	824	635
Total	$57,746	$84,720
The Company recorded $12.7 million and $26.5 million of in-place lease and deferred cost amortization expense for the three and six months ended June 30, 2018, respectively. The Company recorded $9.9 million and $20.1 million of in-place lease and deferred cost amortization expense for the three and six months ended June 30, 2017, respectively
The following table presents future amortization of in-place lease value and deferred costs (dollars in thousands):

July 1 to December 31, 2018	$20,737
Years Ending December 31:
2019	8,427
2020	2,093
2021	1,871
2022	595
Thereafter	2,256
Total	$35,979
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. In December 2017, the Company’s advisory agreement was amended and effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the six months ended June 30, 2018, total acquisition fees and expenses incurred to third parties did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in real estate debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Other assets:
Healthcare facility regulatory reserve deposit	$6,000	$6,000
Remainder interest in condominium units(1)	3,704	3,704
Prepaid expenses	2,697	3,352
Lease inducements, net	—	1,691
Utility deposits	359	503
Construction deposit	—	993
Other	696	1,231
Total	$13,456	$17,474
_______________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
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
Credit Losses and Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment loss in the consolidated statements of operations. In 2018 to date, the Company has recognized impairment of $4.5 million on consolidated operating real estate and assets held for sale, excluding impairment of goodwill. The impairment recognized in 2018 to date includes $2.1 million for a consolidated operating property, which was designated held for sale and reduced the carrying value of the property to its estimated fair value, as well as $2.4 million for a consolidated net lease property, as a result of continuing deteriorating operating results of the tenant. As of December 31, 2017, the Company had recognized an impairment of $5.0 million related to the same consolidated net lease property.
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
Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of June 30, 2018, the Company did not have any impaired real estate debt investments.
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
As of June 30, 2018, certain of the unconsolidated ventures in which the Company invests have recorded impairments and the Company has concluded that no additional impairment of its investments in unconsolidated ventures is required. The Company’s proportionate ownership share of a loan loss reserve within the Espresso portfolio totaled $11.4 million and was recognized through equity in earnings (losses) of unconsolidated ventures during the year ended December 31, 2017. During the third quarter of 2017, the Espresso sub-portfolio associated with the direct financing lease commenced an operator transition and determined that certain future cash flows of the direct financing lease are believed to be uncollectible. The cash flows deemed uncollectible primarily impact distributions on mandatorily redeemable units issued at the time of the original acquisition that allowed the seller to participate in certain future cash flows from the direct financing lease following the closing of the original acquisition. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the redemption value of the corresponding unconsolidated venture’s liability for the units issued to the seller has not been assessed in connection with the commencement of the operator transition, but will be assessed upon modification or termination of the lease, which is expected to occur at the completion of the operator transition.
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
As of June 30, 2018 and December 31, 2017, the Company had exposure to foreign currency through an investment in an unconsolidated venture.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of June 30, 2018 totaled $10.5 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $15,000 and $30,000 for the three and six months ended June 30, 2018, respectively. The Company recorded an income tax expense of approximately $15,000 and $41,000 for the three and six months ended June 30, 2017, respectively.
Recent Accounting Pronouncements
Recently Adopted
Revenue Recognition—In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“New Revenue Recognition Standard”), requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The Company has adopted the New Revenue Recognition Standard on its required effective date of January 1, 2018 using the modified retrospective approach, and has applied the guidance to contracts not yet completed as of the date of adoption. The New Revenue Recognition Standard specifically excludes revenue streams for which specific guidance is stipulated in other sections of the codification, therefore it will not impact rental income and interest income generated on financial instruments such as real estate debt investment and securities.
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
Financial Instruments—In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 addresses certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair value be measured at fair value with changes in fair value recognized in results of operations. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not have any equity investments with readily determinable

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

fair value recorded as available-for-sale. The Company has adopted this guidance on its required effective date and it did not impact its consolidated financial statements and related disclosures.
Cash Flow Classifications—In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable. The Company has adopted this guidance and it did not have a material impact on its consolidated financial statements and related disclosures.
Restricted Cash—In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which requires that cash and cash equivalent balances in the statement of cash flows include restricted cash and restricted cash equivalent amounts, and therefore, changes in restricted cash and restricted cash equivalents be presented in the statement of cash flows. This will eliminate the presentation of transfers between cash and cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item of the balance sheet, this ASU requires disclosure of a reconciliation between the totals in the statement of cash flows and the related captions on the balance sheet. The new guidance also requires disclosure of the nature of the restricted cash and restricted cash equivalents, similar to the existing requirements under Regulation S-X, however, it does not define restricted cash and restricted cash equivalents. The Company adopted ASU 2016-18 on January 1, 2018 and the required retrospective application of this new standard resulted in changes to the previously reported statement of cash flows as follows (dollars in thousands):

	Six Months Ended June 30, 2017
Cash flow provided by (used in):	As Previously Reported	After Adoption of ASU 2016-18
Operating activities	$11,039	$11,416
Investing activities	(124,306)	(123,707)
Financing activities	25,804	22,621
Business Combination—In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. The guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2017. The amendments in this update will be applied on a prospective basis. The Company expects that most acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings and related intangible assets). A significant difference between the accounting for an asset acquisition and a business combination is that transaction costs are capitalized for an asset acquisition, rather than expensed for a business combination. The Company adopted the standard on its required effective date of January 1, 2018. This guidance did not have a material impact on its consolidated financial statements and related disclosures.
Derecognition and Partial Sales of Nonfinancial Assets—In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets. In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017. Both the revenue guidance and this update must be adopted concurrently. While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates. The Company has adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach. Under the new standard, if the Company sells a partial interest in its real estate assets to non-customers or contributes real estate assets to unconsolidated ventures, and the Company retains a non-controlling interest in the asset, such transactions could result in a larger gain on sale.  The adoption of this standard could

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

have a material impact to the Company’s results of operations in a period if the Company sells a significant partial interest in a real estate asset. There were no such sales for the six months ended June 30, 2018.
Pending Adoption
Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The update will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.
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
Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses, which changes the impairment model for certain financial instruments by requiring companies to recognize an allowance for expected losses, rather than incurred losses as required currently by the incurred loss approach. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments). The new guidance is effective for reporting periods beginning after December 15, 2019 and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Goodwill Impairment—In January 2017, the FASB issued ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test that requires a hypothetical purchase price allocation. Goodwill impairment is now measured as the excess in carrying value over fair value of the reporting unit, with the loss recognized not to exceed the amount of goodwill assigned to that reporting unit. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, to be applied prospectively. Early adoption is permitted as of the first interim or annual impairment test of goodwill after January 1, 2017. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018 (Unaudited)	December 31, 2017
Land	$237,340	$239,580
Land improvements	21,785	21,908
Buildings and improvements	1,597,095	1,608,180
Tenant improvements	11,284	8,291
Construction in progress	11,764	5,376
Furniture, fixtures and equipment	86,452	83,017
Subtotal	1,965,720	1,966,352
Less: Accumulated depreciation	(142,224)	(113,924)
Operating real estate, net	$1,823,496	$1,852,428
Within the table above, buildings and improvements includes impairment totaling $7.4 million and $5.0 million as of June 30, 2018 and December 31, 2017, respectively, related to one of the Company’s consolidated net lease properties. Impairment recorded for the three and six months ended June 30, 2018 is included in impairment loss in the consolidated statements of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures as of June 30, 2018 and December 31, 2017 and activity for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

						Properties as of June 30, 2018(1)
Portfolio	Partner	Acquisition Date	Ownership	Purchase Price(2)	Equity Investment(3)	Senior Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	Colony Capital/Formation Capital, LLC	May-2014	5.6%	$1,048,000	$23,400	44	—	32	—	76
Envoy	Formation Capital, LLC/Safanad Management Limited	Sep-2014	11.4%	145,000	5,000	—	—	12	—	12
Griffin - American	Colony Capital	Dec-2014	14.3%	3,238,547	206,143	91	108	41	14	254
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	870,000	55,146	6	—	150	—	156
Trilogy	Griffin-American Healthcare REIT III, Inc./Management Team of Trilogy Investors, LLC	Dec-2015	29.0%	1,162,613	233,290	8	—	67	—	75
Subtotal				6,464,160	522,979	149	108	302	14	573
Operator Platform(4)		Jul-2017	20.0%	2	2	—	—	—	—	—
Total				$6,464,162	$522,981	149	108	302	14	573
_______________________________________

(1)	Excludes four properties sold during the six months ended June 30, 2018 and three properties designated as held for sale as of June 30, 2018.

(2)
Purchase price represents the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(3)
Represents initial and subsequent contributions to the underlying joint venture through June 30, 2018. During the six months ended June 30, 2018, the Company funded an additional capital contribution of $4.5 million into the Trilogy joint venture. The additional funding related to certain business initiatives, including the development of additional senior housing and SNFs.

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

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017			Carrying Value
		Select Revenues and Expenses, net(1)			Select Revenues and Expenses, net(1)
Portfolio	Equity in Earnings (Losses)		Cash Distributions	Equity in Earnings (Losses)		Cash Distributions	June 30, 2018 (Unaudited)(2)		December 31, 2017(2)
Eclipse	$75	$(442)	$191	$(558)	$(993)	$116	$12,777		$13,143
Envoy	(366)	(363)	—	(5)	—	—	4,670		5,037
Griffin - American	(1,843)	(5,126)	1,706	(2,417)	(5,584)	4,219	129,024		134,219
Espresso	(2,651)	(3,794)	—	(2,402)	(4,305)	1,334	(6,247)	(3)	5,308
Trilogy	640	(3,779)	1,451	(1,673)	(5,737)	—	169,847		167,845
Subtotal	(4,145)	(13,504)	3,348	(7,055)	(16,619)	5,669	310,071		325,552
Operator Platform(4)	47	—	92	—	—	—	46		30
Total	$(4,098)	$(13,504)	$3,440	$(7,055)	$(16,619)	$5,669	$310,117		$325,582
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

(4)	Represents the Company’s investment in Solstice.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
		Select Revenues and Expenses, net(1)			Select Revenues and Expenses, net(1)
Portfolio	Equity in Earnings (Losses)		Cash Distributions	Equity in Earnings (Losses)		Cash Distributions
Eclipse	$80	$(842)	$445	$(410)	$(1,431)	$404
Envoy	(368)	(364)	—	172	—	179
Griffin - American	(1,887)	(8,812)	2,422	(4,534)	(10,675)	5,697
Espresso	(11,555)	(13,686)	—	(2,649)	(7,068)	3,307
Trilogy	898	(7,585)	3,366	(5,256)	(12,737)	—
Subtotal	$(12,832)	$(31,289)	$6,233	$(12,677)	$(31,911)	$9,587
Operator Platform(2)	108	—	92	—	—	—
Total	$(12,724)	$(31,289)	$6,325	$(12,677)	$(31,911)	$9,587
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

(2)	Represents the Company’s investment in Solstice.

5.	Real Estate Debt Investments
The following table presents the Company’s one debt investment as of June 30, 2018 and December 31, 2017 (dollars in thousands):

		Carrying Value
Asset Type:	Principal Amount	June 30, 2018 (Unaudited)	December 31, 2017	Fixed Rate	Unlevered Current Yield
Mezzanine loan(1)	$75,000	$74,699	$74,650	10.0%	10.3%
_______________________________________

(1)	Loan has a final maturity date of January 30, 2021.
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
As of June 30, 2018, the Company’s debt investment was not performing in accordance with the contractual terms of its governing documents.  The Company’s debt investment is a mezzanine loan on the Espresso portfolio that has several sub-portfolios, three of which have experienced tenant lease defaults and currently have operator transitions in process.  The underlying tenant defaults resulted in defaults under the senior loans with respect to the applicable sub-portfolios, which in turn resulted in defaults under the mezzanine loan.  The Company is actively monitoring the actions of the senior lenders of each sub-portfolio and assessing the Company’s rights and remedies.  The Company is also actively monitoring the operator transitions and continues to assess the collectability of principal and interest. As of June 30, 2018, contractual debt service has been paid in accordance with contractual terms and the Company expects to receive full payment of contractual principal and interest. Accordingly, the debt investment was categorized as a performing loan.
For the six months ended June 30, 2018, the debt investment contributed 100.0% of the Company’s interest income on debt investments as presented on the consolidated statement of operations.

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
In March 2018, the Company sold the Class B certificates of its consolidated Investing VIE and no longer presented the assets or liabilities of the entire securitization trust on its consolidated balance sheets as of June 30, 2018. The Company has presented the income and expenses of the entire securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates in 2018. The Company recorded a gain of $3.5 million related to the sale of the Class B certificates in realized gain (loss) on investments and other on its consolidated statement of operations for the six months ended June 30, 2018.
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
The following table presents the activity recorded for the three and six months ended June 30, 2018 and 2017 related to the securitization trust on the consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statements of Operations
Interest income on mortgage loans held in a securitized trust	$—	$6,486	$5,149	$12,967
Interest expense on mortgage obligations issued by a securitization trust	—	(4,866)	(3,824)	(9,743)
Net interest income	—	1,620	1,325	3,224
Other expenses related to securitization trust	—	(990)	(811)	(1,966)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	358	—	724
Net income attributable to NorthStar Healthcare Income, Inc. common stockholders	$—	$988	$514	$1,982
For the six months ended June 30, 2018, the consolidated securitization trust contributed 100.0% of the Company’s interest income on mortgage loans held in a securitized trust as presented on the consolidated statements of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents the Company’s borrowings as of June 30, 2018 and December 31, 2017 (dollars in thousands):

				June 30, 2018 (Unaudited)		December 31, 2017
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$16,754	$16,512	$23,417	$23,030
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	21,023	20,906	21,193	21,053
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	19,601	19,498	19,755	19,630
Milford, OH	Non-recourse	Sep-26	LIBOR + 2.68%	18,760	18,252	18,760	18,216
Rochester Portfolio
Rochester, NY	Non-recourse	Feb-25	4.25%	21,150	21,022	21,444	21,312
Rochester, NY(4)	Non-recourse	Aug-27	LIBOR + 2.34%	101,224	100,110	101,224	100,061
Arbors Portfolio(5)
Various locations	Non-recourse	Feb-25	3.99%	91,582	90,213	92,407	90,913
Watermark Fountains Portfolio(6)
Various locations	Non-recourse	Jun-22	3.92%	410,000	406,731	410,000	406,207
Various locations	Non-recourse	Jun-22	5.56%	75,401	74,776	75,401	74,776
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun-25	4.17%	648,211	626,107	648,211	624,656
Bonaventure Portfolio(8)
Various locations	Non-recourse	Feb-27	4.66%	72,466	71,809	72,466	71,771
Subtotal mortgage notes payable, net				1,496,172	1,465,936	1,504,278	1,471,625
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb-22	6.00%	3,500	3,500	3,500	3,500
Rochester Portfolio
Rochester, NY	Non-recourse	Aug-19	6.00%	12,355	12,355	12,355	12,355
Subtotal other notes payable, net				15,855	15,855	15,855	15,855
Total mortgage and other notes payable, net				$1,512,027	$1,481,791	$1,520,133	$1,487,480
_______________________________________

(1)	Floating rate borrowings are comprised of $160.6 million principal amount at one-month London Interbank Offered Rate (“LIBOR”) and $16.8 million principal amount at three-month LIBOR.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal payments on borrowings based on final maturity as of June 30, 2018 (dollars in thousands):

July 1 to December 31, 2018	$8,900
Years Ending December 31:
2019	51,864
2020	23,973
2021	63,516
2022	475,232
Thereafter	888,542
Total	$1,512,027
As of December 31, 2017, the Company’s Peregrine portfolio did not maintain certain minimum financial coverage ratios required under the contractual terms of its mortgage note. Following a partial repayment of the mortgage note in January 2018, the Company was in compliance with the financial covenants as of June 30, 2018. However, during the six months ended June 30, 2018, an operator of the Peregrine portfolio failed to remit rental payments in a timely manner, which resulted in a cross-default under the mortgage note agreement.
Colony Capital Line of Credit
In October 2017, the Company obtained a revolving line of credit from an affiliate of Colony Capital, the Sponsor, for up to $15.0 million at an interest rate of 3.5% plus LIBOR (the “Sponsor Line”). The Sponsor Line had an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. As of December 31, 2017, the Company had drawn and fully repaid $25.0 million under the Sponsor Line and did not utilize the Sponsor Line during the six months ended June 30, 2018. In March 2018, the Sponsor Line maturity was extended through December 2020.
Corporate Credit Facility
In December 2017, the Company executed a corporate credit facility with Key Bank (the “Corporate Facility”), for up to $25.0 million. The Corporate Facility has a three year term at interest rates ranging between 2.5% and 3.5% plus LIBOR and has not been utilized as of June 30, 2018.

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
In December 2017, the advisory agreement was amended with changes to the asset management and acquisition fee structure as further described below. In June 2018, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2018, with terms identical to those in effect through June 30, 2018.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the six months ended June 30, 2018 and the amount due to related party as of June 30, 2018 and December 31, 2017 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2017	Six Months Ended June 30, 2018			Due to Related Party as of June 30, 2018 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management and other fees-related party	$—	$11,902	$(11,902)	(2)	$—
Acquisition(2)	Investments in unconsolidated ventures/Asset management and other fees-related party	8	(8)	—		—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	1,038	6,130	(4,238)		2,930
Total		$1,046	$18,024	$(16,140)		$2,930
_______________________________________

(1)	Includes $5.0 million paid in shares of the Company’s common stock.

(2)
From inception through June 30, 2018, the Advisor waived $0.3 million of acquisition fees related to healthcare-related securities. The Company did not incur any disposition fees during the six months ended June 30, 2018, nor were any such fees outstanding as of December 31, 2017.

(3)	As of June 30, 2018, the Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to the Company.
Issuance of Common Stock to the Advisor
Pursuant to the December 2017 amendment of the advisory agreement, for the six months ended June 30, 2018, the Company issued 0.6 million shares totaling $5.0 million to an affiliate of the Advisor as part of its asset management fee.
Investments in Joint Ventures
The below table indicates the Company’s investments for which Colony Capital is also an equity partner in the joint venture. Each investment was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	Colony Capital/Formation Capital, LLC	May-2014	5.6%
Griffin-American	Colony Capital	Dec-2014	14.3%
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty, now a subsidiary of Colony Capital, and the Company, the Sponsor acquired a 43.0%, as adjusted, ownership interest in American Healthcare Investors, LLC (“AHI”) and Mr. James F. Flaherty III, a partner of the Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by the Company and NorthStar Realty.
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
Colony Capital Line of Credit
In October 2017, the Company obtained the Sponsor Line, which provides up to $35.0 million at an interest rate of 3.5% plus LIBOR. Refer to Note 7, “Borrowings” for further discussion.

9.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of June 30, 2018, the Company’s independent directors were granted a total of 96,625 shares of restricted common stock for an aggregate $0.9 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of approximately $42,000 and $51,000 for the three months ended June 30, 2018 and 2017, respectively and $84,000 and $99,000 for the six months ended June 30, 2018 and 2017, respectively. Equity-based compensation expense is related to the issuance of restricted stock to the independent directors and is recorded in general and administrative expenses in the consolidated statements of operations. Unrecognized equity-based compensation for unvested shares totaled $0.3 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively. Unvested shares totaled 31,066 and 19,248 as of June 30, 2018 and December 31, 2017, respectively.

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
For the six months ended June 30, 2018, the Company issued 2.2 million shares of common stock totaling $18.7 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2017, the Company issued 7.4 million shares of common stock totaling $67.2 million of gross offering proceeds pursuant to the DRP. From inception through June 30, 2018, the Company issued 23.3 million shares of common stock, generating gross offering proceeds of $212.7 million pursuant to the DRP.
Distributions
From inception through December 31, 2017, distributions to stockholders were declared quarterly by the board of directors of the Company and paid monthly based on a daily amount of $0.00184932 per share, which is equivalent to an annualized distribution amount of $0.675 per share of the Company’s common stock.
The Company’s board of directors approved a daily cash distribution of $0.000924658 per share of common stock, equivalent to an annualized distribution amount of $0.3375 per share, for each of the six months ended June 30, 2018.
Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the six months ended June 30, 2018 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2018
January	$2,603	$2,767	$5,370
February	2,384	2,448	4,832
March	2,697	2,661	5,358
April	2,629	2,572	5,201
May	2,731	2,626	5,357
June	2,668	2,524	5,192
Total	$15,712	$15,598	$31,310
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders in the month following such period.
In order to continue to qualify as a REIT, the Company must distribute annually at least 90% of its REIT taxable income. For the six months ended June 30, 2018, the Company generated net operating losses for tax purposes and, accordingly, was not required to make distributions to its stockholders to qualify as a REIT.
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

For the six months ended June 30, 2018, the Company repurchased 2.1 million shares of common stock for $16.1 million at an average price of $7.84 per share. For the year ended December 31, 2017, the Company repurchased 5.7 million shares of common stock for $52.8 million at an average price of $9.22 per share pursuant to the Share Repurchase Program. The Company has funded repurchase requests received during a quarter with cash on hand, borrowings or other available capital. Repurchase requests have not exceeded proceeds received from its DRP. As of June 30, 2018, the Company had a total of $43.8 million in unfulfilled repurchase requests.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2018 and 2017 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2018. Net income attributable to the other non-controlling interests was approximately $33,000 and $70,000 for the three and six months ended June 30, 2017.

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
In March 2018, the Company sold the Class B certificates of its consolidated Investing VIE and no longer presented the assets or liabilities of the entire securitization trust on its consolidated balance sheets as of June 30, 2018. The Company has presented the income and expenses of the entire securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates in 2018.
Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no assets or liabilities accounted for at fair value on a recurring basis as of June 30, 2018. The following table presents financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$—	$—	$545,048	$545,048
Financial Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$—	$512,772	$—	$512,772
As of June 30, 2018, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2018 and year ended December 31, 2017 (dollars in thousands):

	Six Months Ended June 30, 2018 (Unaudited)	Year Ended December 31,2017
Beginning balance	$545,048	$553,707
Purchases/contributions	—	—
Paydowns/distributions		(4,058)
Derecognition	(545,048)	—
Unrealized gain (loss)	—	(4,601)
Ending balance	$—	$545,048
There were no financial liabilities measured at fair value on a recurring basing using Level 3 inputs during the six months ended June 30, 2018. The following table presents the changes in fair value of financial liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the year ended December 31, 2017 (dollars in thousands):

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018 (Unaudited)			December 31, 2017
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$75,000	$74,699	$75,000	$75,000	$74,650	$75,000
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,512,027	$1,481,791	$1,464,377	$1,520,133	$1,487,480	$1,480,407
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
The following table presents the operators and tenants of the Company’s properties, excluding properties owned through unconsolidated joint ventures as of June 30, 2018 (dollars in thousands):

				Six Months Ended June 30, 2018
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,225	$77,058	52.5%
Solstice Senior Living	(2)	32	4,000	52,995	36.0%
Avamere Health Services	(3)	5	453	8,416	5.7%
Arcadia Management		4	572	5,308	3.6%
Integral Senior Living	(2)	3	162	2,690	1.8%
Peregrine Senior Living		2	114	761	0.5%
Senior Lifestyle Corporation	(4)	2	115	(441)	(0.3)%
Other	(5)	—	—	295	0.2%
Total		77	10,641	$147,082	100.0%
______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	Effective February 2018, properties under the management of Bonaventure were transitioned to Avamere Health Services.

(4)	As a result of the tenant failing to remit rental payments, the Company accelerated the amortization of capitalized lease inducements.

(5)	Represents interest income earned on corporate-level cash accounts.

The following tables present segment reporting for the three months ended June 30, 2018 and 2017 (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:
Three Months Ended June 30, 2018(1)	Real Estate Equity	Real Estate Debt	Corporate(2)	Subtotal	Total
Rental and resident fee income	$71,847	$—	$—	$71,847	$71,847
Net interest income on debt and securities	—	1,921	—	1,921	1,921
Other revenue	728	—	202	930	930
Property operating expenses	(47,731)	—	—	(47,731)	(47,731)
Interest expense	(17,610)	—	(83)	(17,693)	(17,693)
Other expenses related to securitization trust	—	—	—	—	—
Transaction costs	(41)	—	—	(41)	(41)
Asset management and other fees - related party	—	—	(5,951)	(5,951)	(5,951)
General and administrative expenses	(184)	(10)	(3,230)	(3,424)	(3,424)
Depreciation and amortization	(27,494)	—	—	(27,494)	(27,494)
Impairment loss	(2,456)	—	—	(2,456)	(2,456)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	—	—	—
Realized gain (loss) on investments and other	—	—	—	—	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(22,941)	1,911	(9,062)	(30,092)	(30,092)
Equity in earnings (losses) of unconsolidated ventures	(4,098)	—	—	(4,098)	(4,098)
Income tax benefit (expense)	(15)	—	—	(15)	(15)
Net income (loss)	$(27,054)	$1,911	$(9,062)	$(34,205)	$(34,205)
_______________________________________

(1)
For the three months ended June 30, 2018, the Company did not have activity in the healthcare-related securities segment as a result of having sold the Class B certificates of its consolidated Investing VIE in March 2018 and no longer having to consolidate the related interest income and interest expense on the consolidated statements of operations.

(2)	Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended June 30, 2017	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)		Total
Rental and resident fee income	$67,641	$—	$—		$—		$67,641	$—		$67,641
Net interest income on debt and securities	—	1,918	1,013	(3)	(383)	(3)	2,548	990	(3)	3,538
Other revenue	628	—	—		325		953	—		953
Property operating expenses	(38,234)	—	—		—		(38,234)	—		(38,234)
Interest expense	(14,764)	—	—		—		(14,764)	—		(14,764)
Other expenses related to securitization trust	—	—	—		—		—	(990)		(990)
Transaction costs	(1,946)	—	—		—		(1,946)	—		(1,946)
Asset management and other fees - related party	—	—	—		(8,437)		(8,437)	—		(8,437)
General and administrative expenses	(290)	(18)	—		(2,540)		(2,848)	—		(2,848)
Depreciation and amortization	(19,851)	—	—		—		(19,851)	—		(19,851)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	(25)		383		358	—		358
Realized gain (loss) on investments and other	90	—	—		—		90	—		90
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(6,726)	1,900	988		(10,652)		(14,490)	—		(14,490)
Equity in earnings (losses) of unconsolidated ventures	(7,055)	—	—		—		(7,055)	—		(7,055)
Income tax benefit (expense)	(15)	—	—		—		(15)	—		(15)
Net income (loss)	$(13,796)	$1,900	$988		$(10,652)		$(21,560)	$—		$(21,560)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the six months ended June 30, 2018 and 2017 (dollars in thousands):

Statement of Operations:
Six Months Ended June 30, 2018	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$145,404	$—	$—		$—		$145,404	$—	$145,404
Net interest income on debt and securities	—	3,820	828	(3)	(314)	(3)	4,334	811	5,145
Other revenue	1,383	—	—		295		1,678	—	1,678
Property operating expenses	(94,157)	—	—		—		(94,157)	—	(94,157)
Interest expense	(34,620)	—	—		(111)		(34,731)	—	(34,731)
Other expenses related to securitization trust	—	—	—		—		—	(811)	(811)
Transaction costs	(804)	—	—		—		(804)	—	(804)
Asset management and other fees - related party	—	—	—		(11,894)		(11,894)	—	(11,894)
General and administrative expenses	(502)	(20)	(5)		(6,584)		(7,111)	—	(7,111)
Depreciation and amortization	(56,314)	—	—		—		(56,314)	—	(56,314)
Impairment loss	(5,239)	—	—		—		(5,239)	—	(5,239)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	(314)		314		—	—	—
Realized gain (loss) on investments and other	—	—	3,495		—		3,495	—	3,495
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(44,849)	3,800	4,004		(18,294)		(55,339)	—	(55,339)
Equity in earnings (losses) of unconsolidated ventures	(12,724)	—	—		—		(12,724)	—	(12,724)
Income tax benefit (expense)	(30)	—	—		—		(30)	—	(30)
Net income (loss)	$(57,603)	$3,800	$4,004		$(18,294)		$(68,093)	$—	$(68,093)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

(3)
Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the six months ended June 30, 2018, $0.3 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment.

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

The following table presents total assets by segment as of June 30, 2018 and December 31, 2017 (dollars in thousands):

Total Assets:	Real Estate Equity(1)	Real Estate Debt	Healthcare-Related Securities	Corporate(2)	Subtotal	Investing VIEs(3)	Total
June 30, 2018 (Unaudited)	$2,262,623	$75,323	$—	$42,977	$2,380,923	$—	$2,380,923
December 31, 2017	2,339,873	75,296	32,484	3,925	2,451,578	547,175	2,998,753
_______________________________________

(1)	Includes investments in unconsolidated joint ventures totaling $310.1 million and $325.6 million as of June 30, 2018 and December 31, 2017, respectively.

(2)	Represents corporate cash and cash equivalent balances. These balances are partially offset by elimination of healthcare-related securities in consolidation as of December 31, 2017.

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
The purchase price of an operating real estate portfolio acquired in November 2017 includes $1.8 million in contingent consideration, which is payable dependent upon the future operating performance of the portfolio. The purchase price contingency was included in the asset allocation of the purchase price during the year ended December 31, 2017 and is included in other liabilities on the

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

consolidated balance sheets as of June 30, 2018. There was no change to the fair value of the contingent consideration for the six months ended June 30, 2018.
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
Distribution Reinvestment Plan
For the period from July 1, 2018 through August 9, 2018, the Company issued 0.6 million shares pursuant to the DRP, representing gross proceeds of $5.1 million.
Share Repurchases
For the period from July 1, 2018 through August 9, 2018, the Company repurchased 1.0 million shares for a total of $7.7 million or a weighted average price of $7.91 per share under the Share Repurchase Program. The Company funds repurchase requests received during a quarter with cash from proceeds of the DRP. As of August 9, 2018, the Company had a total of $64.1 million in unfulfilled repurchase requests. Refer to Note 10, “Stockholders’ Equity” for additional information regarding the Share Repurchase Program.

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
We completed our initial public offering, or our Initial Offering, on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in our initial primary offering, or our Initial Primary Offering, and 2.0 million shares issued pursuant to our distribution reinvestment plan, or our DRP. In addition, we completed our follow-on offering, or our Follow-On Offering, on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in our follow-on primary offering, or our Follow-on Primary Offering, and 4.2 million shares issued pursuant to our DRP. We refer to our Initial Primary Offering and our Follow-on Primary Offering collectively as our Primary Offering and our Initial Offering and Follow-On Offering collectively as our Offering. In December 2015, we registered an additional 30.0 million shares to be offered pursuant to our DRP and continue to offer such shares. From inception through August 9, 2018, we raised total gross proceeds of $2.0 billion, including $217.8 million in DRP proceeds.
We are externally managed and have no employees. We are sponsored by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital or our Sponsor, which was formed as a result of the mergers of NorthStar Asset Management Group Inc., or NSAM, our prior sponsor, with Colony Capital, Inc., or Colony, and NorthStar Realty Finance Corp., or NorthStar Realty, in January 2017. Effective June 25, 2018, the Sponsor changed its name from Colony NorthStar, Inc. to Colony Capital, Inc. and its ticker symbol from “CLNS” to “CLNY.” Following the mergers, our Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform. Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of June 30, 2018, our Sponsor had $43.0 billion of assets under management, including Colony Capital’s balance sheet investments and third-party managed investments. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of Colony Capital and manages our day-to-day operations pursuant to an advisory agreement.
2018 Highlights
Performance Summary
For the six months ended June 30, 2018, the operating real estate in our consolidated equity investment portfolios experienced a decline in performance, on a same store basis, as compared to prior year results. More specifically, senior housing operating performance was negatively impacted by the following:

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

Similarly, the operating real estate in our unconsolidated equity investment portfolios collectively experienced a decline in operational performance for the six months ended June 30, 2018. Our unconsolidated investments include significant exposure to skilled nursing, which continues to experience challenges in the face of regulatory uncertainties, a deteriorating payor mix and lower average reimbursement rates, in addition to the labor market challenges faced by the senior housing sector. In particular, our investments in the Espresso portfolio experienced adverse impacts related to occupancy and rate deterioration, which, in select instances, resulted in the need to execute operator transitions. Further, cash distribution holdbacks in the Espresso portfolio, and overall decreases in cash flow from our unconsolidated ventures, continue to impact our liquidity position.
For additional information on financial results, refer to “—Results of Operations.”
Investments and Dispositions

•	In March 2018, we sold our investment in the Freddie Mac securitization, generating net proceeds of $35.8 million. We originally purchased the investment for $30.5 million.

•
In March 2018, we executed a purchase and sale agreement for one of our consolidated operating properties, a non-core asset within the Watermark Fountains portfolio, for $12.0 million and expect the sale to close in the third quarter of 2018.

•
In March 2018, we contributed $4.5 million to the Trilogy portfolio for approved business initiatives, including senior housing campus development. During the six months ended June 30, 2018 we received distributions from Trilogy totaling $3.4 million.

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

•	In January 2018, we made a partial repayment to the Peregrine mortgage loan totaling $6.4 million, which released one property from the collateral pool and cured the outstanding non-monetary default.

•	Our board of directors approved a daily cash distribution of $0.000924658 per share of common stock for each of the six months ended June 30, 2018.
Portfolio

•	In February 2018, we completed the transition of operations of the Bonaventure portfolio from the former manager, an affiliate of Bonaventure Senior Living, to a new manager, Avamere.

•	Development and construction of the memory care facility adjacent to the Pinebrook facility continued throughout 2018 to date, with a projected completion date in the fourth quarter of 2018.

•
During the first and second quarters of 2018, the Espresso portfolio continued the process of transitioning operators within three of its sub-portfolios. Through June 2018, one sub-portfolio has successfully executed its operator transition plan, while a second sub-portfolio transitioned 15 facilities between two new operators, refinanced existing debt, and sold one operating facility.

•
On a same store basis (which excludes properties purchased during 2017), rental and resident fee income, net of operating expenses, of our consolidated equity investment portfolios decreased to $21.5 million for the three months ended June 30, 2018 as compared to $27.5 million for the three months ended June 30, 2017, and as compared to $25.1 million for the three months ended March 31, 2018. Declines in average occupancy, most significantly in the Winterfell portfolio, were the primary driver of the decrease.

•
The Winterfell portfolio’s occupancy decreased from an average of 88.2% in the second quarter of 2017 and an average of 82.4% in the first quarter of 2018 to 78.6% in the second quarter of 2018. In December 2017, we began the transition of management for the Winterfell portfolio to Solstice Senior Living (“Solstice”). This portfolio represents 32 of the 49 communities that underwent tenant, manager and/or operator transitions within our consolidated portfolios beginning in 2017 and continuing into early 2018. The portfolio continues to experience the inherent challenges and obstacles that occur with an operator transition of this size and complexity. Our management team is working closely with Solstice and the rest of our operating partners to implement focused and strategic plans to increase occupancy and improve performance in this challenging market.

Our Investments
Our primary investment types are as follows:

•
Real Estate Equity - Our equity investments, which may be owned directly or through joint ventures, include independent living facilities, or ILF, assisted living facilities, or ALF, memory care facilities, or MCF, continuing care retirement communities, or CCRC, which we collectively refer to as senior housing facilities, skilled nursing facilities, or SNF, medical office buildings, or MOB, and hospitals. Our healthcare properties are typically operated under net leases or pursuant to management agreements with healthcare operators. As of June 30, 2018, 97.9% of our investments were invested in healthcare real estate equity, either directly or through joint ventures.

•
Real Estate Debt - Our debt investments may include mortgage loans or mezzanine loans to owners of healthcare real estate. As of June 30, 2018, we had one mezzanine loan, which represented 2.1% of our investments.

•
Healthcare-Related Securities - Our securities investments may include commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties. We disposed of our investment in a Freddie Mac securitization trust in March 2018.

The following table presents our investments as of June 30, 2018 (dollars in thousands):

Investment Type:	Count(1)	Amount(2)(3)	% of Total	Capacity		Primary Locations

Real estate equity(4)
MOB	108	$187,486	5.3%	3.8 million	square feet	IL, GA, OH, TX, IN
Net lease
Senior housing facilities(5)	85	578,571	16.3%	6,182	units	NY, CA, FL, UK, WA
SNF	232	442,451	12.5%	24,903	beds	PA, MI, KY, IN, WI
Hospitals	14	40,772	1.1%	872	beds	CA, TX, MO, UT, GA
Operating
Senior housing facilities(5)	141	1,848,950	52.1%	13,573	units	CA, WA, TX, NY, IL
SNF	70	373,160	10.5%	7,761	beds	IN, OH, MI, KY, MA
Ancillary(6)	NA	2,214	0.1%	N/A
Total real estate equity	650	3,473,604	97.9%

Real estate debt
Mezzanine loan	1	75,000	2.1%
Total real estate debt	1	75,000	2.1%

Corporate investments
Operator platform(7)	1	2	—%
Total corporate investments	1	2	—%

Total investments	652	$3,548,606	100.0%
_______________________________________

(1)
For real estate equity, the count represents the number of properties. For real estate debt, the count represents the number of respective financial instruments. Does not include properties held for sale.

(2)
Based on cost for real estate equity investments, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Does not include cost of properties held for sale. For real estate debt, based on principal amount. For real estate equity investments, includes cost associated with purchased land parcels that are not included in the count.

(3)	Includes our proportionate interest in the underlying real estate held through unconsolidated joint ventures of $1.3 billion.

(4)	Classification of investment type based on predominant services provided, but may include other services.

(5)	Includes ALF, MCF, ILF and CCRC.

(6)	Includes institutional pharmacy in connection with the Trilogy investment.

(7)
Represents investment in Solstice. In November 2017, we completed the transition of operations of the Winterfell portfolio, from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%.

For financial information regarding our reportable segments, refer to Note 13, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Real Estate Equity Overview
As of June 30, 2018, $3.5 billion, or 97.9%, based on cost, of our investments were invested in healthcare real estate equity, either directly or through joint ventures. Our healthcare properties are typically operated under net leases or pursuant to management agreements with healthcare operators. For our net leased properties, we enter into net leases that generally provide for fixed rental payments, subject to periodic increases based on certain percentages or the consumer price index, and obligate the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. For our operating properties, we enter in management agreements that generally provide for the payment of a fee to a manager, typically 4-5% of gross revenues with the potential for certain incentive compensation, and have direct exposure to the revenues and operating expenses of a property. As a result, our operating properties allow us to participate in the risks and rewards of the operations of healthcare facilities, while our net leased properties are for fixed contractual rents.
Our equity investments, including both net lease and operating investments, primarily consisted of the following types of healthcare facilities as of June 30, 2018:

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

◦
Continuing care retirement community. CCRCs provide, as a continuum of care, the services described for ILFs, ALFs and SNFs in an integrated campus, generally under contracts with the residents (frequently lasting the term of the resident’s lifetime).

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

The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

_______________________________________

(1)	Classification based on predominant services provided, but may include other services.
The following table presents a summary of our real estate equity investments as of June 30, 2018 (dollars in thousands):

			Properties(1)
Portfolio	Investment Structure	Amount(2)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments
Watermark Aqua	Operating Facilities	$114,187	4	—	—	—	4	West/Southwest/Midwest	97.0%
Peregrine	Net Lease	36,498	4	—	—	—	4	Northeast/Southeast	100.0%
Kansas City	Operating Facilities	15,000	2	—	—	—	2	Midwest	100.0%
Arbors	Net Lease	126,825	4	—	—	—	4	Northeast	100.0%
Watermark Fountains(3)	Net Lease/Operating Facilities	645,751	15	—	—	—	15	Various	Various
Winterfell	Operating Facilities	904,985	32	—	—	—	32	Various	100.0%
Bonaventure	Operating Facilities	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	Operating Facilities	19,427	1	—	—	—	1	West	100.0%
Rochester	Operating Facilities	219,518	10	—	—	—	10	Northeast	97.0%
Total Direct Investments		2,181,629	77	—	—	—	77
Joint Venture Investments(4)
Eclipse	Net Lease/Operating Facilities	56,540	44	—	32	—	76	Various	5.6%
Envoy	Net Lease	13,944	—	—	12	—	12	Mid - Atlantic/Northeast	11.4%
Griffin-American	Net Lease/Operating Facilities	475,861	91	108	41	14	254	Various	14.3%
Espresso	Net Lease	320,373	6	—	150	—	156	Various	36.7%
Trilogy(5)	Operating Facilities	425,257	8	—	67	—	75	Various	29.0%
Total Joint Venture Investments		1,291,975	149	108	302	14	573
Total		$3,473,604	226	108	302	14	650
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

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

Unconsolidated Investments
As of June 30, 2018, our unconsolidated joint venture investments, totaling $1.3 billion, comprised 37.2% of our total real estate equity investments portfolio and represented a 19.0% indirect exposure to over $6.8 billion in real estate equity investment, in each case based on cost, alongside our joint venture partners. As of June 30, 2018, our unconsolidated joint venture investments included the following:

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

•
Espresso. We own a 36.7% interest in a $0.9 billion portfolio, based on cost, of predominantly SNFs, located in various regions across the United States, and organized in six sub-portfolios and currently leased to nine different operators under net leases. An affiliate of Formation Capital, or Formation, acts as the general partner and manager of this investment. We also have a mezzanine loan relating to this portfolio. Refer to “—Real Estate Debt Overview” below.

•
Eclipse. We own a 5.6% interest in a $1.0 billion portfolio, based on cost, of SNFs and ALFs leased to, or managed by, a variety of different operators across the United States. Our Sponsor and Formation own 86.4% and 8.0% of this portfolio, respectively.

•
Envoy. We own an 11.4% interest in a $122.8 million portfolio, based on cost, of SNFs located in the Mid-Atlantic region and operated by a single operator. Formation acts as the general partner and manager of this investment.

Operators and Managers
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures, as of June 30, 2018 (dollars in thousands):

				Six Months Ended June 30, 2018
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,225	$77,058	52.5%
Solstice Senior Living	(2)	32	4,000	52,995	36.0%
Avamere Health Services	(3)	5	453	8,416	5.7%
Arcadia Management		4	572	5,308	3.6%
Integral Senior Living	(2)	3	162	2,690	1.8%
Peregrine Senior Living		2	114	761	0.5%
Senior Lifestyle Corporation	(4)	2	115	(441)	(0.3)%
Other	(5)	—	—	295	0.2%
Total		77	10,641	$147,082	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	Effective February 2018, properties under the management of Bonaventure were transitioned to Avamere Health Services.

(4)	As a result of the tenant failing to remit rental payments, we accelerated the amortization of capitalized lease inducements.

(5)	Represents interest income earned on corporate-level cash accounts.

Our net lease properties are leased to four operators, with a remaining weighted average lease term of 8.2 years as of June 30, 2018.
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
The weighted average resident occupancy of our operating facilities is 81.1% as of June 30, 2018.

We have been and are currently in the process of transitioning several of our portfolios to new operators or managers. In certain instances, we are transitioning portfolios as part of our overall business plan, or as a result of a decision that a seller does not want to continue managing the portfolio following the acquisition. For example, in November 2017, we completed the transition of operations of the Winterfell portfolio from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice. Solstice is a joint venture between affiliates of Integral Senior Living, or ISL, a leading management company of senior independent living, assisted living and memory care properties founded in 2000, which owns 80%, and us, who owns 20%. We have also transitioned operations of the newly acquired Rochester, Bonaventure and Oak Cottage portfolios, which were planned in connection with the acquisitions.
In other instances, the transition is the result of the failure of an operator to meet certain of their lease obligations, such as the Kansas City portfolio, for which we entered into a new management agreement with a third party manager, ISL, in June 2017, and the Peregrine portfolio, for which we entered into a new lease with an affiliate of Senior Lifestyle Corporation, or SLC, and transitioned two of the four properties to SLC in the third quarter of 2016.
In addition, certain of our unconsolidated joint ventures are also in the process of transitioning portfolios to new operators.  For the Espresso portfolio, in particular, three of the sub-portfolios within the Espresso joint venture have experienced tenant lease defaults and have operator transitions in process.
While several of our portfolios have completed the process of transitioning operators and managers during 2017, the ongoing impact of the completed transitions and potential new transitions is expected to continue through 2018.
Real Estate Debt Overview
As of June 30, 2018, $75.0 million, or 2.1%, of our investments were invested in real estate debt secured by healthcare facilities, consisting of one mezzanine loan, which matures on January 30, 2021. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above.
The following table presents a summary of our debt investment as of June 30, 2018 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value	Fixed Rate	Unleveraged Current Yield
Espresso Mezzanine loan(1)	1	$75,000	$74,699	10.0%	10.3%
_______________________________________

(1)	Property types securing the mezzanine loan predominately include SNFs, which are located primarily in the Midwest, Northeast and Southeast regions of the United States.
As of June 30, 2018, our debt investment was not performing in accordance with the contractual terms of its governing documents.  The Espresso mezzanine loan is secured by a portfolio that has several sub-portfolios, three of which have experienced tenant lease defaults and currently have operator transitions in process.  The underlying tenant defaults resulted in defaults under the senior loans with respect to the applicable sub-portfolios, which in turn resulted in defaults under our mezzanine loan as of June 30, 2018.  We are actively monitoring the actions of the senior lenders of each sub-portfolio and assessing our rights and remedies.  We are also actively monitoring the operator transitions and continue to assess the collectability of principal and interest. As of August 9, 2018, contractual debt service on the Espresso mezzanine loan has been paid in accordance with contractual terms.
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
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with strong gross domestic product, or GDP, growth and improving employment conditions. With the national unemployment rate at 4.0% as of June and second quarter GDP growth of 4.1%, overall macroeconomic conditions remain strong. The Federal Reserve’s June 2018 decision to raise the federal funds rate for the second time in 2018 reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief that the labor market is close to or already at full employment resulting in wage growth and increased consumer confidence levels. Market participants expect additional rate increases during the second half of 2018, reflecting general optimism about the current path of the U.S. economy. While higher interest rates may potentially reduce investor demand in the broader commercial real estate and income-oriented investment markets, we expect real estate prices and returns to remain attractive while inflation is targeted to remain at 2.0% in the near term.
Despite a backdrop of continued economic strength and positive corporate earnings results, rising treasury yields and the threat of trade protectionism have increased volatility in the markets, creating instability in stock valuations. While the reduction of U.S. corporate and personal tax rates is widely credited for stimulating strong GDP growth and market valuations in the first half of 2018, volatility will likely persist as investors adjust to higher risk-free rates and other geopolitical developments. Overall, however, the market outlook remains positive, due to synchronized global growth, low inflation and modest perceived near-term recession risks. Corporate earnings remain strong, providing fundamental support for record stock valuations in the United States and Europe. In addition, benchmark 10-year interest rates in several other key global economies, including England, Germany and Japan, have trended to positive territory, signaling normalized market conditions while many global central banks continue to ease monetary policy to combat low inflation and economic stagnation. The pace of these changes may create volatility in global debt and equity markets, while at the same time the Federal Reserve experiences increased pressure to raise interest rates and reduce its large balance sheet holdings of financial instruments acquired during the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including significant changes to U.S. trade policy, infrastructure investment programs and fiscal deficit growth, may also have a considerable impact on the trajectory of the U.S. and global economies over the next few years.
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
Overall, healthcare REITs have underperformed the broader REIT sector throughout 2018. Publicly traded healthcare REITs have experienced decreases in stock price as underlying same-store metrics and coverage ratios were generally below expectations and guidance on performance was cautious. However, longer-term demographics remain favorable, with potential upside for future increases to valuations.

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
Notwithstanding the growth in the industry and demographics, economic and healthcare market uncertainty has had a negative impact, weakening the market’s fundamentals and ultimately reducing a tenant’s/operator’s ability to make rent payments in accordance with the contractual terms of the lease, as well as reduced income for our operating investments. In addition, increased development and competitive pressures has had an impact on some of our assets. As of the second quarter 2018, senior housing occupancy is at its lowest occupancy rate in seven years and has been in decline ten consecutive quarters, just two quarters shy of the 12-quarter downturn during the Great Recession (source: NIC). While annual absorption has averaged a solid 2.4% during this current downturn, the total number of seniors housing units absorbed only amounts to 63% of the inventory growth during this period (source: NIC). Further, a tight labor market and competition to attract quality staff continues to drive increased wages and personnel costs, resulting in lower margins. To the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected and decreased cash flow, in turn, is expected to impact the value of underlying properties and the borrowers’ ability to service their outstanding loans and payoff the loans at maturity.
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
Our Advisor has delegated certain asset management functions in connection with our portfolio to American Healthcare Investors, LLC, or AHI. As of June 30, 2018, AHI provides these asset management services in connection with our Griffin-American and Winterfell portfolios, though our Advisor is in the process of internalizing these asset management services. In addition, Formation provides similar asset management services to us in connection with the Eclipse, Espresso and Envoy joint ventures. Our Advisor, under the direction of its investment committee, supervises AHI and Formation and retains ultimate oversight and responsibility for the management of our portfolio.
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
As of June 30, 2018, the unconsolidated ventures in which we invest have recorded impairments and reserves, including a loan loss reserve for a direct financing lease receivable relating to our Espresso unconsolidated investment. Our proportionate ownership share of a loan loss reserve within our Espresso portfolio totaled $11.4 million and was recognized through equity in earnings (losses) during the year ended December 31, 2017. During the third quarter of 2017, the Espresso sub-portfolio associated with the direct financing lease commenced an operator transition and determined that certain future cash flows of the direct financing lease are believed to be uncollectible. The cash flows deemed to be uncollectible primarily impact distributions on mandatorily redeemable units issued at the time of the original acquisition that allowed the seller to participate in certain future cash flows from the direct financing lease following the closing of the original acquisition. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the redemption value of the corresponding unconsolidated venture’s liability for the units issued to the seller has not been assessed in connection with the commencement of the operator transition, but will be assessed upon modification or termination of the lease, which is expected to occur at the completion of the operator transition.
As of June 30, 2018, we had impaired a property located in Clinton, Connecticut within the Peregrine net lease portfolio by $7.4 million, which includes a $2.4 million impairment recognized during the six months ended June 30, 2018, as the result of deteriorating operating results of the tenant. During the six months ended June 30, 2018, we also recorded an impairment loss of $2.8 million to reflect the fair value of one of our consolidated operating properties within the Watermark Fountains Portfolio as a result of designating the property and its operations as held for sale.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2018 to June 30, 2017 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Property and other revenues
Resident fee income	$32,956	$31,080	$1,876	6.0%
Rental income	38,891	36,561	2,330	6.4%
Other revenue	930	953	(23)	(2.4)%
Total property and other revenues	72,777	68,594	4,183	6.1%
Net interest income
Interest income on debt investments	1,921	1,918	3	0.2%
Interest income on mortgage loans held in a securitized trust	—	6,486	(6,486)	(100.0)%
Interest expense on mortgage obligations issued by a securitization trust	—	(4,866)	4,866	(100.0)%
Net interest income	1,921	3,538	(1,617)	(45.7)%

Expenses
Real estate properties - operating expenses	47,731	38,234	9,497	24.8%
Interest expense	17,693	14,764	2,929	19.8%
Other expenses related to securitization trust	—	990	(990)	(100.0)%
Transaction costs	41	1,946	(1,905)	(97.9)%
Asset management and other fees-related party	5,951	8,437	(2,486)	(29.5)%
General and administrative expenses	3,424	2,848	576	20.2%
Depreciation and amortization	27,494	19,851	7,643	38.5%
Impairment loss	2,456	—	2,456	100.0%
Total expenses	104,790	87,070	17,720	20.4%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	358	(358)	(100.0)%
Realized gain (loss) on investments and other	—	90	(90)	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(30,092)	(14,490)	(15,602)	107.7%
Equity in earnings (losses) of unconsolidated ventures	(4,098)	(7,055)	2,957	(41.9)%
Income tax benefit (expense)	(15)	(15)	—	—%
Net income (loss)	$(34,205)	$(21,560)	$(12,645)	58.7%
Revenues
Resident Fee Income
The following table presents resident fee income generated during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 (dollars in thousands):

	Three Months Ended June 30,			Increase (Decrease)
	2018		2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$27,610		$26,701	$909	3.4%
Portfolios placed in service - 2017	5,346	(1)	4,379	967	22.1%
Total resident fee income	$32,956		$31,080	$1,876	6.0%
_______________________________________

(1)	Includes resident fee income generated from our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Resident fee income increased $1.9 million primarily as a result of the acquisition of the Rochester portfolio, which closed in the third and fourth quarters of 2017. On a same store basis, occupancy and billing rates improved for 2018 as compared to 2017 for the Aqua and Fountains portfolios, driving an increase in resident fee income.

Rental Income
The following table presents rental income generated during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$33,321	$36,561	$(3,240)	(8.9)%
Portfolios placed in service - 2017	5,570	—	5,570	100.0%
Total rental income	$38,891	$36,561	$2,330	6.4%
Rental income increased $2.3 million primarily as a result of the Rochester portfolio acquisition, which closed during the third and fourth quarters of 2017. On a same store basis, average occupancy for the Winterfell portfolio decreased to 78.6% for the three months ended June 30, 2018 as compared to 88.2% for the three months ended June 30, 2017, partially offsetting the overall increase to rental income.
Other Revenue
Other revenue decreased by a de minimis amount and primarily represent additional revenue recognized from non-recurring services and fees at our operating facilities as well as interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $1.6 million primarily as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018.
Expenses
Property Operating Expenses
The following table presents property operating expenses incurred during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 (dollars in thousands):

	Three Months Ended June 30,			Increase (Decrease)
	2018		2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$39,396		$35,811	$3,585	10.0%
Portfolios placed in service - 2017	8,335	(1)	2,423	5,912	244.0%
Total property operating expense	$47,731		$38,234	$9,497	24.8%
_______________________________________

(1)	Includes operating expenses incurred by our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Property operating expenses increased $9.5 million, primarily as a result of real estate portfolios acquired during 2017. On a same store basis, property operating expenses increased primarily as a result of rising labor and benefits costs.
Interest Expense
The following table presents interest expense incurred during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$15,238	$13,839	$1,399	10.1%
Portfolios placed in service - 2017	2,455	925	1,530	165.4%
Total interest expense	$17,693	$14,764	$2,929	19.8%
Interest expense increased $2.9 million, as a result of mortgage and seller financing obtained for 2017 real estate portfolios acquisitions. On a same store basis, additional financing obtained for the Fountains portfolio in December 2017 resulted in an increase to interest expense.

Other Expenses Related to Securitization Trust
Other expenses related to securitization trust decreased $1.0 million as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018. Securitization trust expenses were primarily comprised of fees paid to Freddie Mac, the original issuer, as guarantor of the interest and principal payments related to the investment grade securitization bonds.
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the three months ended June 30, 2018 represents costs related to the sale of our investment in the Freddie Mac securitization. Transaction costs for the three months ended June 30, 2017 are primarily a result of a pending acquisition, which closed in August 2017.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $2.5 million primarily as a result of the December 2017 amendment to the advisory agreement which became effective during the first quarter of 2018. The amended advisory agreement reduced the monthly asset management fee and eliminated acquisition fees paid to the advisor.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business. General and administrative expenses increased $0.6 million, primarily as a result of increased professional fees, partially offset by lower indirect overhead expense allocated for the three months ended June 30, 2018.
Depreciation and Amortization
The following table presents depreciation and amortization expense incurred during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$22,214	$19,166	$3,048	15.9%
Portfolios placed in service - 2017	5,280	685	4,595	670.8%
Total depreciation and amortization expense	$27,494	$19,851	$7,643	38.5%
Depreciation and amortization expense increased $7.6 million, primarily as a result of real estate portfolios acquired during 2017 and capital improvements funded on same store portfolios.
Impairment Loss
During the three months ended June 30, 2018, impairment loss of $2.5 million was recorded related to a property located in Clinton, Connecticut within the Peregrine net lease portfolio, due to deteriorating operating results of the tenant resulting in failure to remit rental payments. There was no impairment losses recorded for the three months ended June 30, 2017.
Other Income (Loss)
Unrealized Gain (loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
During the three months ended June 30, 2017, unrealized gain of $0.4 million on senior housing mortgage loans and debt held in a securitization trust represents the change in the fair value of the consolidated assets and liabilities of our investment in the Freddie Mac securitization. There was no unrealized gain recognized for the three months ended June 30, 2018 as a result of the disposal of the investment.

Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017			2018	2017
Portfolio	Equity in Earnings (Losses)		Select Revenues and Expenses, net(1)		Equity in Earnings, Net of Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$75	$(558)	$(442)	$(993)	$517	$435	$82	18.9%	$191	$116
Envoy	(366)	(5)	(363)	—	(3)	(5)	2	(40.0)%	—	—
Griffin - American	(1,843)	(2,417)	(5,126)	(5,584)	3,283	3,167	116	3.7%	1,706	4,219
Espresso	(2,651)	(2,402)	(3,794)	(4,305)	1,143	1,903	(760)	(39.9)%	—	1,334
Trilogy	640	(1,673)	(3,779)	(5,737)	4,419	4,064	355	8.7%	1,451	—
Subtotal	(4,145)	(7,055)	(13,504)	(16,619)	9,359	9,564	(205)	(2.1)%	3,348	5,669
Operator Platform(2)	47	—	—	—	47	—	47	100.0%	92	—
Total	$(4,098)	$(7,055)	$(13,504)	$(16,619)	$9,406	$9,564	$(158)	(1.7)%	$3,440	$5,669
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)	Represents our investment in Solstice.

Equity in losses of unconsolidated ventures decreased by $3.0 million primarily due to our investment in the Trilogy joint venture, which recorded lower amortization expense as acquisition-related intangible assets continue to become fully amortized.
Equity in earnings, net of select revenues and expenses, decreased by $0.2 million primarily due to the Espresso portfolio, which has three operator transitions ongoing as of June 30, 2018, resulting in a decrease to revenues. The decrease in the Espresso portfolio was partially offset by development and operational improvements in the Trilogy portfolio.
Income Tax Benefit (Expense)
Income tax expense for the three months ended June 30, 2018 was $15,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the three months ended June 30, 2017 was $15,000.

Comparison of the Six Months Ended June 30, 2018 to June 30, 2017 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Property and other revenues
Resident fee income	$65,764	$59,827	$5,937	9.9%
Rental income	79,640	73,682	5,958	8.1%
Other revenue	1,678	1,530	148	9.7%
Total property and other revenues	147,082	135,039	12,043	8.9%
Net interest income
Interest income on debt investments	3,820	3,815	5	0.1%
Interest income on mortgage loans held in a securitized trust	5,149	12,967	(7,818)	(60.3)%
Interest expense on mortgage obligations issued by a securitization trust	(3,824)	(9,743)	5,919	(60.8)%
Net interest income	5,145	7,039	(1,894)	(26.9)%

Expenses
Real estate properties - operating expenses	94,157	75,545	18,612	24.6%
Interest expense	34,731	28,792	5,939	20.6%
Other expenses related to securitization trust	811	1,966	(1,155)	(58.7)%
Transaction costs	804	2,964	(2,160)	(72.9)%
Asset management and other fees-related party	11,894	19,417	(7,523)	(38.7)%
General and administrative expenses	7,111	5,351	1,760	32.9%
Depreciation and amortization	56,314	44,769	11,545	25.8%
Impairment loss	5,239	—	5,239	100.0%
Total expenses	211,061	178,804	32,257	18.0%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	724	(724)	(100.0)%
Realized gain (loss) on investments and other	3,495	118	3,377	2,861.9%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(55,339)	(35,884)	(19,455)	54.2%
Equity in earnings (losses) of unconsolidated ventures	(12,724)	(12,677)	(47)	0.4%
Income tax benefit (expense)	(30)	(41)	11	(26.8)%
Net income (loss)	$(68,093)	$(48,602)	$(19,491)	40.1%
Revenues
Resident Fee Income
The following table presents resident fee income generated during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 (dollars in thousands):

	Six Months Ended June 30,			Increase (Decrease)
	2018		2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$55,083		$53,177	$1,906	3.6%
Portfolios placed in service - 2017	10,681	(1)	6,650	4,031	60.6%
Total resident fee income	$65,764		$59,827	$5,937	9.9%
_______________________________________

(1)	Includes resident fee income generated from our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Resident fee income increased $5.9 million primarily as a result of the acquisition of the Rochester portfolio, which closed in the third and fourth quarters of 2017. Additionally, a full six months of activity from the Oak Cottage and Bonaventure portfolios, acquired in the first quarter of 2017, contributed to the increase. On a same store basis, occupancy and billing rates improved for 2018 as compared to 2017 for the Aqua and Fountains portfolios, driving an increase in resident fee income.

Rental Income
The following table presents rental income generated during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$68,495	$73,682	$(5,187)	(7.0)%
Portfolios placed in service - 2017	11,145	—	11,145	100.0%
Total rental income	$79,640	$73,682	$5,958	8.1%
Rental income increased $6.0 million primarily as a result of the Rochester portfolio acquisition, which closed during the third and fourth quarters of 2017. On a same store basis, average occupancy for the Winterfell portfolio decreased to 80.4% for the six months ended June 30, 2018 as compared to 89.0% for the six months ended June 30, 2017, partially offsetting the overall increase to rental income.
Other Revenue
Other revenue increased $0.1 million primarily as a result of additional revenue recognized from non-recurring services and fees at our operating facilities as well as interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $1.9 million primarily as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018.
Expenses
Property Operating Expenses
The following table presents property operating expenses incurred during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 (dollars in thousands):

	Six Months Ended June 30,			Increase (Decrease)
	2018		2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$76,986		$72,015	$4,971	6.9%
Portfolios placed in service - 2017	17,171	(1)	3,530	13,641	386.4%
Total property operating expense	$94,157		$75,545	$18,612	24.6%
_______________________________________

(1)	Includes operating expenses incurred by our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Property operating expenses increased $18.6 million, primarily as a result of real estate portfolios acquired during 2017. On a same store basis, property operating expenses increased primarily as a result of rising labor and benefits costs.
Interest Expense
The following table presents interest expense incurred during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$29,927	$27,283	$2,644	9.7%
Portfolios placed in service - 2017	4,804	1,509	3,295	218.4%
Total interest expense	$34,731	$28,792	$5,939	20.6%
Interest expense increased $5.9 million, as a result of mortgage and seller financing obtained for 2017 real estate portfolios acquisitions. On a same store basis, additional financing obtained for the Fountains portfolio in December 2017 resulted in an increase to interest expense.

Other Expenses Related to Securitization Trust
Other expenses related to securitization trust decreased $1.2 million as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018. Securitization trust expenses were primarily comprised of fees paid to Freddie Mac, the original issuer, as guarantor of the interest and principal payments related to the investment grade securitization bonds.
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the six months ended June 30, 2018 are primarily a result of the residual costs incurred for the Winterfell and Bonaventure operator transition. Transaction costs for the six months ended June 30, 2017 are primarily a result of two real estate portfolio acquisitions that closed during the quarter.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $7.5 million primarily as a result of the December 2017 amendment to the advisory agreement which became effective during the first quarter of 2018. The amended advisory agreement reduced the monthly asset management fee and eliminated acquisition fees paid to the advisor.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business. General and administrative expenses increased $1.8 million, primarily as a result of an increase in professional fees, partially offset by lower indirect overhead expense allocated for the six months ended June 30, 2018.
Depreciation and Amortization
The following table presents depreciation and amortization expense incurred during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Same store portfolios (placed in service - 2016 and prior)	$44,623	$43,628	$995	2.3%
Portfolios placed in service - 2017	11,691	1,141	10,550	924.6%
Total depreciation and amortization expense	$56,314	$44,769	$11,545	25.8%
Depreciation and amortization expense increased $11.5 million, primarily as a result of real estate portfolios acquired during 2017 and capital improvements funded on same store portfolios.
Impairment Loss
During the six months ended June 30, 2018, impairment loss of $5.2 million was recorded consisting of $2.8 million related to a property located in Franklin, Michigan within the Fountains portfolio, as a result of estimating the fair value of the property upon its reclassification to held for sale and $2.4 million related to a property located in Clinton, Connecticut within the Peregrine net lease portfolio, due to deteriorating operating results of the tenant resulting in failure to remit rental payments. There was no impairment losses recorded for the six months ended June 30, 2017.
Other Income (Loss)
Unrealized Gain (loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
During the six months ended June 30, 2017, unrealized gain of $0.7 million on senior housing mortgage loans and debt held in a securitization trust represents the change in the fair value of the consolidated assets and liabilities of our investment in the Freddie Mac securitization. There was no unrealized gain recognized for the six months ended June 30, 2018 as a result of the disposal of the investment.

Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017			2018	2017
Portfolio	Equity in Earnings (Losses)		Select Revenues and Expenses, net(1)		Equity in Earnings, Net of Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$80	$(410)	$(842)	$(1,431)	$922	$1,021	$(99)	(9.7)%	$445	$404
Envoy	(368)	172	(364)	—	(4)	172	(176)	(102.3)%	—	179
Griffin - American	(1,887)	(4,534)	(8,812)	(10,675)	6,925	6,141	784	12.8%	2,422	5,697
Espresso	(11,555)	(2,649)	(13,686)	(7,068)	2,131	4,419	(2,288)	(51.8)%	—	3,307
Trilogy	898	(5,256)	(7,585)	(12,737)	8,483	7,481	1,002	13.4%	3,366	—
Subtotal	(12,832)	(12,677)	(31,289)	(31,911)	18,457	19,234	(777)	(4.0)%	6,233	9,587
Operator Platform(2)	108	—	—	—	108	—	108	100.0%	92	—
Total	$(12,724)	$(12,677)	$(31,289)	$(31,911)	$18,565	$19,234	$(669)	(3.5)%	$6,325	$9,587
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)	Represents our investment in Solstice.

Equity in losses of unconsolidated ventures increased by a de minimis amount. Additional reserves and allowances recorded for receivables due from an operator in receivership within the Espresso portfolio were offset by overall lower depreciation and amortization expense recorded by the unconsolidated ventures as acquisition-related intangible assets continue to become fully amortized.
Equity in earnings, net of select revenues and expenses, decreased by $0.7 million primarily due to the Espresso portfolio, which has three operator transitions ongoing as of June 30, 2018, resulting in a decrease to revenues. The decrease in the Espresso portfolio was partially offset by development and operational improvements in the Trilogy portfolio.
Income Tax Benefit (Expense)
Income tax expense for the six months ended June 30, 2018 was $30,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the six months ended June 30, 2017 was $41,000.
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
We currently believe that our capital resources are sufficient to meet our capital needs. If the performance of our investments falls below our expectations or we are unable to execute our financing strategy, we may be unable to pay distributions to our stockholders and repurchase shares consistent at current levels, or at all, and may be required to sell assets. For additional information regarding our liquidity needs and sources of liquidity, see below. As of August 9, 2018, we had $40.1 million of unrestricted cash.
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

We use or have used our capital resources to make certain payments to our Advisor. We expect to continue to make payments to our Advisor, or its affiliates, pursuant to our advisory agreement, as applicable, in connection with the management of our assets and costs incurred by our Advisor in providing services to us. In December 2017, our advisory agreement was amended with changes to the asset management and acquisition fee structure. We renewed our advisory agreement with our Advisor on June 30, 2018 for an additional one-year term on terms identical to those previously in effect. Refer to “Related Party Arrangements” for further information regarding our advisory fees.
Operating Expenses
In addition to our own operating expenses, as of June 30, 2018, we operated 63 properties, or 79.3% of our assets, excluding our unconsolidated ventures and properties designated held for sale, pursuant to management agreements, whereby we are directly exposed to various operational risks with respect to these healthcare properties. To the extent revenues are not sufficient to cover expenses at these properties, we will need to fund operating shortfalls.
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
Repurchases
We have adopted a Share Repurchase Program effective August 7, 2012, as most recently amended in December 2017, which enables stockholders to sell their shares to us in limited circumstances. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. Refer to Note 10, “Stockholders’ Equity” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
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
The failure of any of our investments to perform consistent with our expectations may have a material adverse impact on our liquidity needs. In addition, we have significant joint ventures, with unconsolidated joint ventures and consolidated joint ventures representing 37.2% and 19.9%, respectively, of our total real estate equity investments as of June 30, 2018, and we may not be able to control the timing of distributions from these investments, if any.
Borrowings
We have various forms of asset-level financing. Refer to Note 7, “Borrowings” of Part I, Item 1. “Financial Statements” for further information.
In October 2017, we obtained our Sponsor Line, for up to $15.0 million at an interest rate of 3.5% plus LIBOR to provide additional short-term liquidity. Our Sponsor Line had an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under our Sponsor Line was increased to $35.0 million. In March 2018, our Sponsor Line maturity was extended through December 2020. As of June 30, 2018, we had drawn and fully repaid $25.0 million under our Sponsor Line and we have not utilized our Sponsor Line in 2018.

In December 2017, we obtained our Corporate Facility for up to $25.0 million, which remains subject to satisfaction of certain post-closing obligations, including the pledge of borrowing base assets. Our Corporate Facility has a three year term at interest rates ranging between 2.5% and 3.5% plus LIBOR and has not been utilized as of August 9, 2018.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non- cash reserves and depreciation and as of June 30, 2018, our leverage was 62.1%. As of June 30, 2018, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 70.7%.
Disposition of Investments
We may, from time to time, consider dispositions of investments to provide an additional source of liquidity. During the six months ended June 30, 2018, we reclassified an operating property as held for sale.
Offering
From inception through August 9, 2018, we have raised total gross proceeds of $2.0 billion, including $217.8 million in DRP proceeds. We are no longer raising capital from our Offering and we have invested substantially all of the net proceeds from our Offering. Since the successful completion of our Offering, we have only been raising new equity capital through our DRP, and as such, do not expect significant new investment activity.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2018	2017	2018 vs. 2017 Change
Operating activities	$13,262	$11,416	$1,846
Investing activities	23,894	(123,707)	147,601
Financing activities	(42,909)	22,621	(65,530)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,753)	$(89,670)	$83,917
Six Months Ended June 30, 2018 compared to June 30, 2017
Operating Activities
Net cash provided by operating activities was $13.3 million for the six months ended June 30, 2018 compared to $11.4 million for the six months ended June 30, 2017. The increase of $1.8 million was primarily attributable to a decrease in asset management and acquisition fees paid to our Advisor.
Investing Activities
Our cash flows from investing activities are generally used to fund investment acquisitions, net of any repayment activity. Net cash provided by investing activities was $23.9 million for the six months ended June 30, 2018 compared to net cash used of $123.7 million for the six months ended June 30, 2017. Cash flows provided by investing activities for the six months ended June 30, 2018 are primarily attributable to the sale of our investment in the Freddie Mac securitization partially offset by additional capital improvements to existing investments. Cash flows used in investing activities for the six months ended June 30, 2017 primarily relate to the acquisition of two operating real estate portfolios and additional capital contributions to joint venture investments.

The following table presents capital improvements made during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, excluding capital improvements made at our unconsolidated ventures (dollars in thousands):

	Six Months Ended June 30,
Capital Improvements	2018	2017	2018 vs. 2017 Change
Development projects	$2,107	$481	$1,626
Recurring	11,625	8,849	2,776
Total improvement of operating real estate investments	$13,732	$9,330	$4,402
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock and changes in our mortgage notes payable. Cash flows used in financing activities was $42.9 million for the six months ended June 30, 2018 compared to cash flow provided by financing activities of $22.6 million for the six months ended June 30, 2017. The change of $65.5 million was primarily attributable to payments of dividends and share repurchases, with no proceeds obtained from real estate financings during the six months ended June 30, 2018.
Off-Balance Sheet Arrangements
As of June 30, 2018, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
In December 2017, our advisory agreement was amended with changes to the asset management and acquisition fee structure as further described below. In June 2018, our advisory agreement was renewed for an additional one-year term commencing on June 30, 2018, with terms identical to those in effect through June 30, 2018.
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

Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the six months ended June 30, 2018 and the amount due to related party as of June 30, 2018 and December 31, 2017 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2017	Six Months Ended June 30, 2018			Due to Related Party as of June 30, 2018 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management and other fees-related party	$—	$11,902	$(11,902)	(2)	$—
Acquisition(2)	Investments in unconsolidated ventures/Asset management and other fees-related party	8	(8)	—		—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	1,038	6,130	(4,238)		2,930
Total		$1,046	$18,024	$(16,140)		$2,930
_______________________________________

(1)	Includes $5.0 million paid in shares of our common stock.

(2)
From inception through June 30, 2018, our Advisor waived $0.3 million of acquisition fees related to healthcare-related securities. We did not incur any disposition fees during the six months ended June 30, 2018, nor were any such fees outstanding as of December 31, 2017.

(3)	As of June 30, 2018, our Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to us.
Issuance of Common Stock to our Advisor
Pursuant to the December 2017 amendment of our advisory agreement, for the six months ended June 30, 2018, we issued 0.6 million shares totaling $5.0 million to an affiliate of our Advisor as part of its asset management fee.
Investments in Joint Ventures
The below table indicates our investments for which our Sponsor is also an equity partner in the joint venture. Each investment was approved by our board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	Colony Capital/Formation Capital, LLC	May-2014	5.6%
Griffin-American	Colony Capital	Dec-2014	14.3%

In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty, now a subsidiary of Colony Capital, and us, our Sponsor acquired a 43.0%, as adjusted, ownership interest in AHI and Mr. James F. Flaherty III, a partner of our Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Realty.
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
Colony Capital Line of Credit
In October 2017, we obtained our Sponsor Line for up to $15.0 million at an interest rate of 3.5% plus LIBOR. Our Sponsor Line has an initial one year term, with an extension option of six months. Our Sponsor Line was approved by our board of directors, including all of our independent directors. In November 2017, the borrowing capacity under our Sponsor Line was increased to $35.0 million. In March 2018, our Sponsor Line maturity was extended through December 2020. As of December 31, 2017, we had drawn and fully repaid $25.0 million under our Sponsor Line. We did not utilize our Sponsor Line during the six months ended June 30, 2018.
Recent Developments
Distribution Reinvestment Plan
For the period from July 1, 2018 through August 9, 2018, we issued 0.6 million shares pursuant to our DRP, representing gross proceeds of $5.1 million.
Share Repurchases
For the period from July 1, 2018 through August 9, 2018, we repurchased 1.0 million shares for a total of $7.7 million or a weighted average price of $7.91 per share under our Share Repurchase Program. We fund repurchase requests received during a quarter with cash received from proceeds pursuant to the DRP. As of August 9, 2018, we had a total of $64.1 million in unfulfilled repurchase requests. Refer to Item 1. “Financial Statements,” Note 10, “Stockholders’ Equity” for additional information regarding our Share Repurchase Program.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(34,094)	$(21,593)	$(67,762)	$(48,672)
Adjustments:
Depreciation and amortization	27,494	19,851	56,314	44,769
Impairment losses of depreciable real estate	2,456	—	4,514	—
Depreciation and amortization related to unconsolidated ventures	8,461	10,867	16,735	21,186
Depreciation and amortization related to non-controlling interests	(219)	(94)	(459)	(187)
Impairment loss on real estate related to non-controlling interests	—	—	(62)	—
Realized (gain) loss from sales of property related to unconsolidated ventures	479	(1,082)	2,722	(547)
Impairment losses of depreciable real estate held by unconsolidated ventures	329	2,339	326	3,530
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$4,906	$10,288	$12,328	$20,079
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$4,906	$10,288	$12,328	$20,079
Adjustments:
Acquisition fees and transaction costs	41	1,997	796	5,727
Straight-line rental (income) loss	1,235	(434)	876	(963)
Amortization of premiums, discounts and fees on investments and borrowings	1,198	1,117	2,404	2,026
Amortization of discounts on healthcare-related securities	—	383	314	733
Adjustments related to unconsolidated ventures(1)	4,235	4,495	11,506	7,742
Adjustments related to non-controlling interests	(8)	(7)	(39)	(13)
Realized (gain) loss on investments and other	—	(90)	(3,495)	(118)
Unrealized (gain) loss on senior housing mortgage loans and debt held in securitization trust	—	(358)	—	(724)
Impairment of assets other than real estate	—	—	725	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$11,607	$17,391	$25,415	$34,489
_______________________________________

(1)
Primarily represents our proportionate share of loan loss reserves, transaction costs and amortization of above/below market debt adjustments and deferred financing costs incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the date of our first investment on April 5, 2013 through December 31, 2017, we paid an annualized distribution amount of $0.675 per share of our common stock. Our board of directors approved a daily cash distribution of $0.000924658 per share of common stock, equivalent to an annualized distribution amount of $0.3375 per share, for each of the six months ended June 30, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the six months ended June 30, 2018 and year ended December 31, 2017 (dollars in thousands):

	Six Months Ended June 30, 2018		Year Ended December 31, 2017
Distributions(1)
Cash	$15,712		$58,766
DRP	15,598		67,037
Total	$31,310		$125,803

Sources of Distributions(1)
FFO(2)	$12,328	39%	$16,831	13%
Offering proceeds - Other	18,982	61%	108,972	87%
Total	$31,310	100%	$125,803	100%

Cash Flow Provided by (Used in) Operations	$13,262		$7,858
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through June 30, 2018, we declared $396.5 million in distributions. Cumulative FFO for the period from April 5, 2013 through June 30, 2018 was $27.0 million.

For the six months ended June 30, 2018 and year ended December 31, 2017, distributions in excess of FFO were paid using available capital sources, including proceeds from borrowings and dispositions. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted. Future distributions declared and paid may exceed FFO and cash flow provided by operations. FFO, as defined, may not reflect actual cash available for distributions. Our ability to pay distributions from FFO or cash flow provided by operations depends upon our operating performance, including the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments, accounting of our investments in accordance with U.S. GAAP, the performance of underlying debt and ability to maintain liquidity. We will continue to assess our distribution policy in light of our operating performance and capital needs.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of June 30, 2018, 11.7% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. Of the floating rate liabilities outstanding as of June 30, 2018, 100.0% related to our directly owned operating real estate equity investments’ mortgage notes payable. As of June 30, 2018, we had two lines of credit which carry floating interest rates. There were no outstanding liabilities under either line of credit as of June 30, 2018.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of June 30, 2018, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.8 million annually. We did not have any floating rate real estate debt investments as of June 30, 2018.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of June 30, 2018, we had one fixed-rate debt investment with a carrying value of $74.7 million.
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
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures as of June 30, 2018 (dollars in thousands):

				Six Months Ended June 30, 2018
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,225	$77,058	52.5%
Solstice Senior Living	(2)	32	4,000	52,995	36.0%
Avamere Health Services	(3)	5	453	8,416	5.7%
Arcadia Management		4	572	5,308	3.6%
Integral Senior Living	(2)	3	162	2,690	1.8%
Peregrine Senior Living		2	114	761	0.5%
Senior Lifestyle Corporation	(4)	2	115	(441)	(0.3)%
Other	(5)	—	—	295	0.2%
Total		77	10,641	$147,082	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	Effective February 2018, properties under the management of Bonaventure were transitioned to Avamere Health Services.

(4)	As a result of the tenant failing to remit rental payments, we accelerated the amortization of capitalized lease inducements.

(5)	Represents interest income earned on corporate-level cash accounts.
Credit risk in our debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction. For the six months ended June 30, 2018, the Espresso mezzanine loan and the Freddie Investment contributed 100.0% of interest income. As of June 30, 2018, one borrower, a subsidiary of the Espresso joint venture, represented 100.0% of the aggregate principal amount of our debt investments. Currently, three of the portfolios within the Espresso joint venture are in the process of being transitioned to new operators, which has resulted in certain non-monetary events of default under the borrowings of the Espresso joint venture, including our mezzanine loan. We are in active dialogue with the other lenders to the Espresso joint venture and continue to monitor the situation.

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
Item 1A.    Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 2, 2018, except as noted below.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. We may not generate sufficient cash flow from operations to fund distributions. For the six months ended June 30, 2018, we declared distributions of $31.3 million compared to cash provided by operating activities of $13.3 million. For the declared distributions during the six months ended June 30, 2018, $19.0 million, or 60.6%, of the distributions declared were paid using sources other than cash flow provided by operations. For the year ended December 31, 2017, we declared distributions of $125.8 million compared to cash provided by operating activities of $7.9 million. For the declared distributions during the year ended December 31, 2017, $109.0 million, or 86.6%, of the distributions declared were paid using sources other than cash flow provided by operations.  If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
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
For the six months ended June 30, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	20,839	$9.91	20,839	(1)
February 1 to February 28	1,027,861	7.78	1,027,861	(1)
March 1 to March 31	—	—	—
April 1 to April 30	—	—	—
May 1 to May 31	1,002,908	7.84	1,002,908	(1)
June 1 to June 30	—	—	—
Total	2,051,608	$7.83	2,051,608
_______________________________________

(1)	Subject to funds being available, the limits under our Share Redemption Program were amended in December 2017, as described in further detail above.
As of June 30, 2018, we had a total of $43.8 million in unfulfilled repurchase requests. As of August 9, 2018, we had a total of $64.1 million in unfulfilled repurchase requests. For additional information, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
Unregistered Sales of Equity Securities
On June 29, 2018, we issued 294,118 shares of common stock at $8.50 per share to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
On June 22, 2018, we granted 7,059 shares of restricted common stock at $8.50 per share to each of our independent directors for an aggregate of 21,176 shares of restricted common stock, pursuant to our independent directors’ compensation plan. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Equity (unaudited) for the six months ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	August 10, 2018	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer