Form 10-Q
period 2018-09-30
NorthStar Healthcare Income, Inc.
filed 2018-11-13
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☐
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
The Company has one class of common stock, $0.01 par value per share, 188,017,022 shares outstanding as of November 8, 2018.

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

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Cash and cash equivalents	$37,983	$50,046
Restricted cash	25,515	30,442
Operating real estate, net	1,814,849	1,852,428
Investments in unconsolidated ventures	322,538	325,582
Real estate debt investments, net	74,725	74,650
Senior housing mortgage loans held in a securitization trust, at fair value	—	545,048
Receivables, net	14,275	18,363
Deferred costs and intangible assets, net	47,003	84,720
Other assets	13,186	17,474
Total assets(1)	$2,350,074	$2,998,753

Liabilities
Mortgage and other notes payable, net	$1,470,646	$1,487,480
Senior housing mortgage obligations issued by a securitization trust, at fair value	—	512,772
Due to related party	2,491	1,046
Escrow deposits payable	5,416	3,817
Distribution payable	5,197	10,704
Accounts payable and accrued expenses	27,920	33,478
Other liabilities	6,988	4,657
Total liabilities(1)	1,518,658	2,053,954
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 187,683,452 and 186,709,303 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,877	1,867
Additional paid-in capital	1,691,198	1,681,040
Retained earnings (accumulated deficit)	(865,707)	(744,090)
Accumulated other comprehensive income (loss)	(1,717)	(316)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	825,651	938,501
Non-controlling interests	5,765	6,298
Total equity	831,416	944,799
Total liabilities and equity	$2,350,074	$2,998,753
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of September 30, 2018, the Operating Partnership includes $0.7 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Property and other revenues
Resident fee income	$32,469	$33,233	$98,232	$93,060
Rental income	39,986	40,507	119,626	114,189
Other revenue	1,015	661	2,692	2,191
Total property and other revenues	73,470	74,401	220,550	209,440
Net interest income
Interest income on debt investments	1,943	1,940	5,763	5,755
Interest income on mortgage loans held in a securitized trust	—	6,536	5,149	19,503
Interest expense on mortgage obligations issued by a securitization trust	—	(4,919)	(3,824)	(14,662)
Net interest income	1,943	3,557	7,088	10,596
Expenses
Real estate properties - operating expenses	47,355	42,981	141,510	118,526
Interest expense	17,677	15,687	52,408	44,479
Other expenses related to securitization trust	—	981	811	2,947
Transaction costs	—	3,814	806	6,778
Asset management and other fees - related party	5,951	13,299	17,845	32,716
General and administrative expenses	2,818	3,041	9,927	8,392
Depreciation and amortization	25,629	24,454	81,943	69,223
Impairment loss	—	—	5,239	—
Total expenses	99,430	104,257	310,489	283,061
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	384	—	1,108
Realized gain (loss) on investments and other	726	—	4,221	118
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(23,291)	(25,915)	(78,630)	(61,799)
Equity in earnings (losses) of unconsolidated ventures	16,631	(18,557)	3,907	(31,234)
Income tax benefit (expense)	(10)	(15)	(40)	(56)
Net income (loss)	(6,670)	(44,487)	(74,763)	(93,089)
Net (income) loss attributable to non-controlling interests	66	97	397	27
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(6,604)	$(44,390)	$(74,366)	$(93,062)
Net income (loss) per share of common stock, basic/diluted	$(0.04)	$(0.24)	$(0.40)	$(0.50)
Weighted average number of shares of common stock outstanding, basic/diluted	187,432,091	186,825,812	187,278,444	186,293,783
Distributions declared per share of common stock	0.09	0.17	0.25	0.51

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(6,670)	$(44,487)	$(74,763)	$(93,089)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(515)	605	(1,401)	2,185
Total other comprehensive income (loss)	(515)	605	(1,401)	2,185
Comprehensive income (loss)	(7,185)	(43,882)	(76,164)	(90,904)
Comprehensive (income) loss attributable to non-controlling interests	66	97	397	27
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(7,119)	$(43,785)	$(75,767)	$(90,877)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2016	185,035	$1,850	$1,666,479	$(480,516)	$(1,188)	$1,186,625	$5,349	$1,191,974
Issuance and amortization of equity-based compensation	20	—	146	—	—	146	—	146
Non-controlling interests - contributions	—	—	—	—	—	—	2,952	2,952
Non-controlling interests - distributions	—	—	—	—	—	—	(230)	(230)
Shares redeemed for cash	(3,700)	(37)	(34,081)	—	—	(34,118)	—	(34,118)
Distributions declared	—	—	—	(94,030)	—	(94,030)	—	(94,030)
Proceeds from distribution reinvestment plan	5,559	56	50,537	—	—	50,593	—	50,593
Other comprehensive income (loss)	—	—	—	—	2,185	2,185	—	2,185
Net income (loss)	—	—	—	(93,062)	—	(93,062)	(27)	(93,089)
Balance as of September 30, 2017 (Unaudited)	186,914	$1,869	$1,683,081	$(667,608)	$997	$1,018,339	$8,044	$1,026,383

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2017	186,709	$1,867	$1,681,040	$(744,090)	$(316)	$938,501	$6,298	$944,799
Share-based payment of advisor asset management fees	882	9	7,491	—	—	7,500	—	7,500
Issuance and amortization of equity-based compensation	21	—	129	—	—	129	—	129
Non-controlling interests - contributions	—	—	—	—	—	—	395	395
Non-controlling interests - distributions	—	—	—	—	—	—	(531)	(531)
Shares redeemed for cash	(3,028)	(30)	(23,773)	—	—	(23,803)	—	(23,803)
Distributions declared	—	—	—	(47,251)	—	(47,251)	—	(47,251)
Proceeds from distribution reinvestment plan	3,099	31	26,311	—	—	26,342	—	26,342
Other comprehensive income (loss)	—	—	—	—	(1,401)	(1,401)	—	(1,401)
Net income (loss)	—	—	—	(74,366)	—	(74,366)	(397)	(74,763)
Balance as of September 30, 2018 (Unaudited)	187,683	$1,877	$1,691,198	$(865,707)	$(1,717)	$825,651	$5,765	$831,416

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(74,763)	$(93,089)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(3,907)	31,234
Depreciation and amortization	81,943	69,223
Impairment loss	5,239	—
Amortization of below market debt	2,190	1,988
Straight-line rental income, net and amortization of lease inducements	628	(1,287)
Amortization of premium/accretion of discount on investments	(75)	(68)
Amortization of deferred financing costs	1,439	1,220
Amortization of equity-based compensation	129	146
Realized (gain) loss on investments and other	(4,221)	(118)
Unrealized (gain) loss on senior housing mortgage loans and debt held in securitization trust, net	—	(1,108)
Allowance for uncollectible accounts	2,105	943
Distributions of cumulative earnings from unconsolidated ventures	—	427
Changes in assets and liabilities:
Receivables	2,257	(3,623)
Other assets	1,918	(1,993)
Due to related party	8,945	5,187
Escrow deposits payable	1,599	1,252
Accounts payable and accrued expenses	(5,691)	5,474
Other liabilities	265	(366)
Net cash provided by (used in) operating activities	20,000	15,442
Cash flows from investing activities:
Acquisition of operating real estate investments	—	(297,955)
Improvement of operating real estate investments	(20,003)	(13,463)
Sale of operating real estate investment	11,784	—
Sale of healthcare-related securities	35,771	—
Investment in unconsolidated ventures	(4,470)	(9,099)
Distributions in excess of cumulative earnings from unconsolidated ventures	10,020	11,206
Other assets	1,589	3,288
Net cash provided by (used in) investing activities	34,691	(306,023)
Cash flows from financing activities:
Borrowing from mortgage notes	—	173,690
Repayment of mortgage notes	(20,492)	(1,834)
Payment of deferred financing costs	(284)	(2,111)
Debt extinguishment costs	(97)	—
Shares redeemed for cash	(23,803)	(34,118)
Payments under capital leases	(453)	—
Distributions paid on common stock	(52,758)	(94,238)
Proceeds from distribution reinvestment plan	26,342	50,593
Contributions from non-controlling interests	395	2,952
Distributions to non-controlling interests	(531)	(230)
Net cash provided by (used in) financing activities	(71,681)	94,704
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,990)	(195,877)
Cash, cash equivalents and restricted cash-beginning of period	80,488	251,892
Cash, cash equivalents and restricted cash-end of period	$63,498	$56,015

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities:
Accrued distribution payable	$5,197	$10,371
Accrued capital expenditures	461	—
Reclassification of assets held for sale	—	—
Issuance of common stock as payment for asset management fees	7,500	—
Deconsolidation of securitization trust (VIE asset/liability)	512,772	—
Assumption of mortgage notes payable upon acquisitions of operating real estate	—	21,685
Acquisition of operating real estate under capital lease obligations	2,108	—
Change in carrying value of securitization trust (VIE asset/liability)	—	2,728
Debt financing provided by seller for investment acquisition	—	3,500

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of September 30, 2018, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company completed its initial public offering (the “Initial Offering”) on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in its initial primary offering (the “Initial Primary Offering”) and 2.0 million shares issued pursuant to its distribution reinvestment plan (the “DRP”). In addition, the Company completed its follow-on offering (the “Follow-On Offering”) on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in its follow-on primary offering (the “Follow-on Primary Offering”) and 4.2 million shares issued pursuant to the DRP. The Company refers to its Initial Primary Offering and its Follow-on Primary Offering collectively as the “Primary Offering” and its Initial Offering and Follow-On Offering collectively as the “Offering.” In December 2015, the Company registered an additional 30.0 million shares to be offered pursuant to the DRP and continues to offer such shares. From inception through November 8, 2018, the Company raised total gross proceeds of $2.0 billion, including $225.3 million in DRP proceeds.
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
As of September 30, 2018, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company. The Company identified several VIEs which were originally consolidated under the voting interest model prior to changes in the consolidation rules under U.S. GAAP.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of September 30, 2018 is $615.9 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of September 30, 2018 is $468.4 million, collateralized by the real estate assets of the related consolidated VIEs.
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
In March 2018, the Company sold the Class B certificates of its consolidated Investing VIE, relinquishing its rights as directing certificate holder. As a result, the Company was no longer deemed the primary beneficiary of the securitization trust and, accordingly, did not present the assets or liabilities of the securitization trust on its consolidated balance sheets as of September 30, 2018. The Company has presented the income and expenses of the securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates and was considered the primary beneficiary in 2018.
Unconsolidated VIEs
As of September 30, 2018, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $322.5 million. The Company’s maximum exposure to loss as of September 30, 2018 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of September 30, 2018. The Company did not provide financial support to its unconsolidated VIEs during the nine months ended September 30, 2018, except for funding its proportionate share of capital call contributions. As of September 30, 2018, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.

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
Restricted cash consists of amounts related to loan origination (escrow deposits) and operating real estate (escrows for taxes, insurance, capital expenditures, security deposits received from tenants and payments required under certain lease agreements).
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	September 30, 2018 (Unaudited)	December 31, 2017
Cash and cash equivalents	$37,983	$50,046
Restricted cash	25,515	30,442
Total cash, cash equivalents and restricted cash	$63,498	$80,488
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
The Company has entered into capital leases for equipment totaling $2.9 million which is included within operating real estate on the Company’s consolidated balance sheets. The leased equipment is amortized on a straight line basis over seven years. The following table presents the future minimum lease payments under capital leases and the present value of the minimum lease payments as of September 30, 2018, which is included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

October 1 to December 31, 2018	$164
Years Ending December 31:
2019	588
2020	549
2021	510
2022	418
Thereafter	25
Total minimum lease payments	$2,254
Less: Amount representing interest	$(188)
Present value of minimum lease payments	$2,066
The weighted average interest rate related to the lease obligations is 5.4% with a final maturity date in August 2023.
Assets Held For Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by U.S. GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. No operating real estate was classified as held for sale on the Company’s consolidated balance sheets as of September 30, 2018 and December 31, 2017.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Identified Intangibles
The Company records acquired identified intangibles, which includes intangible assets (such as the value of the above-market leases, in-place leases, goodwill and other intangibles) and intangible liabilities (such as the value of below market leases), based on estimated fair value. The value allocated to the identified intangibles are amortized over the remaining lease term. Above/below-market leases for which the Company is the lessor are amortized into rental income, above/below-market leases for which the Company is the lessee are amortized into real estate properties-operating expense and in-place leases are amortized into depreciation and amortization expense.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company performs an annual impairment test for goodwill and evaluates the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In making such assessment, qualitative factors are used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, then an impairment charge is recorded. During the nine months ended September 30, 2018, the Company sold an operating property, which was part of a reporting unit with goodwill. The Company determined that the carrying value of the property was in excess of its fair value, which resulted in the partial impairment of goodwill totaling $0.7 million, proportionate to the fair value of the reporting unit.
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents a summary of deferred costs and intangible assets, net as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018 (Unaudited)	December 31, 2017
Deferred costs and intangible assets, net:
In-place lease value, net	$24,489	$61,593
Goodwill	21,387	22,112
Other intangible assets	380	380
Subtotal intangible assets	46,256	84,085
Deferred costs, net	747	635
Total	$47,003	$84,720
The Company recorded $10.7 million and $37.3 million of in-place lease and deferred cost amortization expense for the three and nine months ended September 30, 2018, respectively. The Company recorded $9.9 million and $30.0 million of in-place lease and deferred cost amortization expense for the three and nine months ended September 30, 2017, respectively.
The following table presents future amortization of in-place lease value and deferred costs (dollars in thousands):

October 1 to December 31, 2018	$9,999
Years Ending December 31:
2019	8,428
2020	2,093
2021	1,871
2022	593
Thereafter	2,252
Total	$25,236
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. In December 2017, the Company’s advisory agreement was amended and effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the nine months ended September 30, 2018, total acquisition fees and expenses incurred to third parties did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in real estate debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018 (Unaudited)	December 31, 2017
Other assets:
Healthcare facility regulatory reserve deposit	$6,000	$6,000
Remainder interest in condominium units(1)	3,025	3,704
Prepaid expenses	2,767	3,352
Lease inducements, net	—	1,691
Utility deposits	356	503
Construction deposit	—	993
Other	1,038	1,231
Total	$13,186	$17,474
_______________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
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
The Company also generates operating income from operating healthcare properties. Revenue related to operating healthcare properties includes resident room and care charges and other resident service charges. Rent is charged and revenue is recognized when such services are provided, generally defined per the resident agreement as of the date upon which a resident occupies a room or uses the services and is recorded in resident fee income in the consolidated statements of operations.
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
Credit Losses and Impairment on Investments
Generally, the carrying value of the Company’s investments represent depreciated historical cost bases or, for investments that have been previously impaired, fair value or net realizable value. Such amounts are based upon the Company’s reasonable assumptions about the highest and best use of the investments and the intent and ability to hold the investments for a reasonable period that would allow for the recovery of the investments’ carrying values. If such assumptions change, including shortening the expected hold period, impairment losses on investments may be required to adjust carrying values to fair value or fair value less costs to sell.
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
During the nine months ended September 30, 2018, the Company recognized impairment of $4.5 million on consolidated operating real estate, excluding impairment of goodwill. The impairment recognized during the nine months ended September 30, 2018 includes $2.1 million related to the sale of a consolidated operating property, which reduced the carrying value of the property to its estimated fair value, as well as $2.4 million for a consolidated net lease property, as a result of continuing deteriorating operating results of the tenant. As of December 31, 2017, the Company had recognized an impairment of $5.0 million related to the same consolidated net lease property.
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
Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

investment is written off when it is no longer realizable and/or legally discharged. As of September 30, 2018, the Company did not have any impaired real estate debt investments.
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
As of September 30, 2018, certain of the unconsolidated ventures in which the Company invests have recorded impairments and the Company has concluded that no additional impairment of its investments in unconsolidated ventures is required. The Company’s proportionate ownership share of a loan loss reserve within the Espresso portfolio totaled $11.4 million and was recognized through equity in earnings (losses) of unconsolidated ventures during the year ended December 31, 2017. During the third quarter of 2017, the Espresso sub-portfolio associated with the direct financing lease commenced an operator transition and determined certain future cash flows of the direct financing lease to be uncollectible. The cash flows deemed uncollectible primarily impact distributions on mandatorily redeemable units issued at the time of the original acquisition that allowed the seller to participate in certain future cash flows from the direct financing lease following the closing of the original acquisition. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the redemption value of the corresponding unconsolidated venture’s liability for the units issued to the seller was not assessed until the termination of the lease, which occurred in the third quarter of 2018. As a result of the lease termination, the unconsolidated venture determined the value of the liability for the units issued to the seller to be zero and recognized a gain on the extinguishment of the liability, of which the Company’s proportionate share totaled $14.1 million.
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
As of September 30, 2018 and December 31, 2017, the Company had exposure to foreign currency through an investment in an unconsolidated venture.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of September 30, 2018 totaled $10.3 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $10,000 and $40,000 for the three and nine months ended September 30, 2018, respectively. The Company recorded an income tax expense of approximately $15,000 and $56,000 for the three and nine months ended September 30, 2017, respectively.
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

	Nine Months Ended September 30, 2017
Cash flow provided by (used in):	As Previously Reported	After Adoption of ASU 2016-18
Operating activities	$11,708	$15,442
Investing activities	(305,331)	(306,023)
Financing activities	97,916	94,704
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
Derecognition and Partial Sales of Nonfinancial Assets—In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets. In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017. Both the revenue guidance and this update must be adopted concurrently. While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates. The Company has adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach. Under the new standard, if the Company sells a partial interest in its real estate assets to non-customers or contributes real estate assets to unconsolidated ventures, and the Company retains a non-controlling interest in the asset, such transactions could result in a larger gain on sale.  The adoption of this standard could have a material impact to the Company’s results of operations in a period if the Company sells a significant partial interest in a real estate asset. There were no such sales for the nine months ended September 30, 2018.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Operating Real Estate
The following table presents operating real estate, net as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018 (Unaudited)	December 31, 2017
Land	$237,340	$239,580
Land improvements	22,190	21,908
Buildings and improvements	1,598,894	1,608,180
Tenant improvements	11,284	8,291
Construction in progress	13,754	5,376
Furniture, fixtures and equipment	88,552	83,017
Subtotal	1,972,014	1,966,352
Less: Accumulated depreciation	(157,165)	(113,924)
Operating real estate, net	$1,814,849	$1,852,428
Within the table above, buildings and improvements includes impairment totaling $7.4 million and $5.0 million as of September 30, 2018 and December 31, 2017, respectively, related to one of the Company’s consolidated net lease properties. Impairment recorded for the three and nine months ended September 30, 2018 is included in impairment loss in the consolidated statements of operations.
Dispositions
In August 2018, through a joint venture with an affiliate of Watermark Retirement Communities (“Watermark”), the Company completed the sale of an operating real estate property located in Southfield, Michigan for $12.0 million. Proceeds from the sale were used to repay the outstanding mortgage note payable of $9.0 million, resulting in $2.7 million of net proceeds to the joint venture, after transaction costs and prorations. The joint venture is owned 97.0% by a subsidiary of the Company and 3.0% by Watermark.

4.	Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures as of September 30, 2018 and December 31, 2017 and activity for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

						Properties as of September 30, 2018(1)
Portfolio	Partner	Acquisition Date	Ownership	Purchase Price(2)	Equity Investment(3)	Senior Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	Colony Capital/Formation Capital, LLC	May-2014	5.6%	$1,048,000	$23,400	44	—	32	—	76
Envoy	Formation Capital, LLC/Safanad Management Limited	Sep-2014	11.4%	145,000	5,000	—	—	11	—	11
Griffin - American	Colony Capital	Dec-2014	14.3%	3,238,547	206,143	92	108	41	14	255
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	870,000	55,146	6	—	150	—	156
Trilogy	Griffin-American Healthcare REIT III, Inc./Management Team of Trilogy Investors, LLC	Dec-2015	29.0%	1,162,613	233,290	9	—	70	—	79
Subtotal				6,464,160	522,979	151	108	304	14	577
Operator Platform(4)		Jul-2017	20.0%	2	2	—	—	—	—	—
Total				$6,464,162	$522,981	151	108	304	14	577
_______________________________________

(1)	Excludes six properties sold during the nine months ended September 30, 2018 and one property designated as held for sale as of September 30, 2018.

(2)
Purchase price represents the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3)
Represents initial and subsequent contributions to the underlying joint venture through September 30, 2018. During the nine months ended September 30, 2018, the Company funded an additional capital contribution of $4.5 million into the Trilogy joint venture. The additional funding related to certain business initiatives, including the development of additional senior housing and SNFs.

(4)
Represents investment in Solstice Senior Living, LLC (“Solstice”). In November 2017, the Company began the transition of operations of the Winterfell portfolio from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017				Carrying Value
			Select Revenues and Expenses, net(1)				Select Revenues and Expenses, net(1)
Portfolio	Equity in Earnings (Losses)			Cash Distributions	Equity in Earnings (Losses)			Cash Distributions	September 30, 2018 (Unaudited)(2)	December 31, 2017(2)
Eclipse	$(69)		$(462)	$176	$(776)		$(1,229)	$581	$12,533	$13,143
Envoy	339		64	283	247		(1)	248	4,725	5,037
Griffin - American	(1,805)		(4,688)	1,771	(1,261)		(4,553)	1,216	124,933	134,219
Espresso	17,886	(3)	15,982	—	(16,609)	(4)	(19,964)	—	11,639	5,308
Trilogy	239		(3,659)	1,450	(158)		(4,900)	—	168,635	167,845
Subtotal	16,590		7,237	3,680	(18,557)		(30,647)	2,045	322,465	325,552
Operator Platform(5)	41		—	15	—		—	—	73	30
Total	$16,631		$7,237	$3,695	$(18,557)		$(30,647)	$2,045	$322,538	$325,582
_______________________________________

(1)
Represents the net amount of the Company’s proportionate share of the following revenues and expenses: straight-line rental income (expense), (above)/below market lease and in-place lease amortization, (above)/below market debt and deferred financing costs amortization, depreciation and amortization expense, acquisition fees and transaction costs, loan loss reserves, liability extinguishment gains, impairment, as well as unrealized and realized gain (loss) from sales of real estate and investments.

(2)
Includes $1.3 million, $0.4 million, $13.4 million, $7.6 million, and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Envoy, Griffin-American, Espresso and Trilogy joint ventures, respectively. During the three months ended September 30, 2018, the Company expensed, through equity in earnings, the capitalized acquisition costs for the Company’s investment in the Envoy joint venture, which reduced the carrying value.

(3)
Includes a liability extinguishment gain recorded by the joint venture, of which the Company’s proportionate share totaled $14.1 million. Refer to “Credit Losses and Impairment on Investments” in Note 2, “Summary of Significant Accounting Policies” for additional discussion.

(4)
Includes a loan loss reserve recorded by the joint venture, of which the Company’s proportionate share totaled $15.8 million. Refer to “Credit Losses and Impairment on Investments” in Note 2, “Summary of Significant Accounting Policies” for additional discussion.

(5)	Represents the Company’s investment in Solstice.

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
			Select Revenues and Expenses, net(1)				Select Revenues and Expenses, net(1)
Portfolio	Equity in Earnings (Losses)			Cash Distributions	Equity in Earnings (Losses)			Cash Distributions
Eclipse	$11		$(1,304)	$621	$(1,186)		$(2,660)	$985
Envoy	(29)		(300)	283	419		(1)	427
Griffin - American	(3,692)		(13,500)	4,193	(5,795)		(15,228)	6,913
Espresso	6,331	(2)	2,296	—	(19,258)	(3)	(27,032)	3,307
Trilogy	1,137		(11,244)	4,816	(5,414)		(17,637)	—
Subtotal	$3,758		$(24,052)	$9,913	$(31,234)		$(62,558)	$11,632
Operator Platform(4)	149		—	107	—		—	—
Total	$3,907		$(24,052)	$10,020	$(31,234)		$(62,558)	$11,632
_______________________________________

(1)
Represents the net amount of the Company’s proportionate share of the following revenues and expenses: straight-line rental income (expense), (above)/below market lease and in-place lease amortization, (above)/below market debt and deferred financing costs amortization, depreciation and amortization expense, acquisition fees and transaction costs, loan loss reserves, liability extinguishment gains, impairment, as well as unrealized and realized gain (loss) from sales of real estate and investments.

(2)
Includes a liability extinguishment gain recorded by the joint venture, of which the Company’s proportionate share totaled $14.1 million. Refer to “Credit Losses and Impairment on Investments” in Note 2, “Summary of Significant Accounting Policies” for additional discussion.

(3)
Includes a loan loss reserve recorded by the joint venture, of which the Company’s proportionate share totaled $15.8 million. Refer to “Credit Losses and Impairment on Investments” in Note 2, “Summary of Significant Accounting Policies” for additional discussion.

(4)	Represents the Company’s investment in Solstice.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Real Estate Debt Investments
The following table presents the Company’s one debt investment as of September 30, 2018 and December 31, 2017 (dollars in thousands):

		Carrying Value
Asset Type:	Principal Amount	September 30, 2018 (Unaudited)	December 31, 2017	Fixed Rate	Unlevered Current Yield
Mezzanine loan(1)	$75,000	$74,725	$74,650	10.0%	10.3%
_______________________________________

(1)	Loan has a final maturity date of January 30, 2021.
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
As of September 30, 2018, the Company’s debt investment was not performing in accordance with the contractual terms of its governing documents.  The Company’s debt investment is a mezzanine loan to the Espresso joint venture that has several sub-portfolios, three of which have experienced tenant lease defaults and operator transitions.  The underlying tenant defaults resulted in defaults under the senior loans with respect to the applicable sub-portfolios, which in turn resulted in defaults under the mezzanine loan.  The Company is actively monitoring the actions of the senior lenders of each sub-portfolio and assessing the Company’s rights and remedies.  The Company is also actively monitoring the operator transitions and continues to assess the collectability of principal and interest. As of September 30, 2018, contractual debt service has been paid in accordance with contractual terms and the Company expects to receive full payment of contractual principal and interest. Accordingly, the debt investment was categorized as a performing loan.
For the nine months ended September 30, 2018, the debt investment contributed 100.0% of the Company’s interest income on debt investments as presented on the consolidated statement of operations.

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
In March 2018, the Company sold the Class B certificates of its consolidated Investing VIE and no longer presented the assets or liabilities of the entire securitization trust on its consolidated balance sheets as of September 30, 2018. The Company has presented the income and expenses of the entire securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates in 2018. The Company recorded a gain of $3.5 million related to the sale of the Class B certificates in realized gain (loss) on investments and other on its consolidated statement of operations for the nine months ended September 30, 2018.

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
The following table presents the activity recorded for the three and nine months ended September 30, 2018 and 2017 related to the securitization trust on the consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statements of Operations
Interest income on mortgage loans held in a securitized trust	$—	$6,536	$5,149	$19,503
Interest expense on mortgage obligations issued by a securitization trust	—	(4,919)	(3,824)	(14,662)
Net interest income	—	1,617	1,325	4,841
Other expenses related to securitization trust	—	981	(811)	2,947
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	384	—	1,108
Net income attributable to NorthStar Healthcare Income, Inc. common stockholders	$—	$1,020	$514	$3,002
For the nine months ended September 30, 2018, the consolidated securitization trust contributed 100.0% of the Company’s interest income on mortgage loans held in a securitized trust as presented on the consolidated statements of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Borrowings
The following table presents the Company’s borrowings as of September 30, 2018 and December 31, 2017 (dollars in thousands):

				September 30, 2018 (Unaudited)		December 31, 2017
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$16,652	$16,352	$23,417	$23,030
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	20,945	20,841	21,193	21,053
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	19,531	19,438	19,755	19,630
Milford, OH	Non-recourse	Sep-26	LIBOR + 2.68%	18,760	18,270	18,760	18,216
Rochester Portfolio
Rochester, NY	Non-recourse	Feb-25	4.25%	21,000	20,879	21,444	21,312
Rochester, NY(4)	Non-recourse	Aug-27	LIBOR + 2.34%	101,224	100,136	101,224	100,061
Arbors Portfolio(5)
Various locations	Non-recourse	Feb-25	3.99%	91,173	89,869	92,407	90,913
Watermark Fountains Portfolio(6)
Various locations	Non-recourse	Jun-22	3.92%	401,000	398,134	410,000	406,207
Various locations	Non-recourse	Jun-22	5.56%	75,401	74,776	75,401	74,776
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun-25	4.17%	645,634	624,267	648,211	624,656
Bonaventure Portfolio(8)
Various locations	Non-recourse	Feb-27	4.66%	72,466	71,829	72,466	71,771
Subtotal mortgage notes payable, net				1,483,786	1,454,791	1,504,278	1,471,625
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb-22	6.00%	3,500	3,500	3,500	3,500
Rochester Portfolio
Rochester, NY	Non-recourse	Aug-19	6.00%	12,355	12,355	12,355	12,355
Subtotal other notes payable, net				15,855	15,855	15,855	15,855
Total mortgage and other notes payable, net				$1,499,641	$1,470,646	$1,520,133	$1,487,480
_______________________________________

(1)	Floating rate borrowings are comprised of $160.5 million principal amount at one-month London Interbank Offered Rate (“LIBOR”) and $16.7 million principal amount at three-month LIBOR.

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

(6)
Includes $401.0 million principal amount of fixed rate borrowings, secured by 14 healthcare real estate properties, cross-collateralized and cross-defaulted as well as a supplemental financing totaling $75.4 million of principal, secured by seven healthcare real estate properties, cross-collateralized and cross-defaulted.

(7)	Comprised of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and cross-defaulted.

(8)	Comprised of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and cross-defaulted.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal payments on borrowings based on final maturity as of September 30, 2018 (dollars in thousands):

October 1 to December 31, 2018	$5,598
Years Ending December 31:
2019	52,220
2020	24,345
2021	63,943
2022	464,987
Thereafter	888,548
Total	$1,499,641
As of December 31, 2017, the Company’s Peregrine portfolio did not maintain certain minimum financial coverage ratios required under the contractual terms of its mortgage note. Following a partial repayment of the mortgage note in January 2018, the Company was in compliance with the financial covenants as of September 30, 2018. However, during the nine months ended September 30, 2018, an operator of the Peregrine portfolio failed to remit rental payments in a timely manner, which resulted in a cross-default under the mortgage note agreement.
Colony Capital Line of Credit
In October 2017, the Company obtained a revolving line of credit from an affiliate of Colony Capital, the Sponsor, for up to $15.0 million at an interest rate of 3.5% plus LIBOR (the “Sponsor Line”). The Sponsor Line had an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. As of December 31, 2017, the Company had drawn and fully repaid $25.0 million under the Sponsor Line and did not utilize the Sponsor Line during the nine months ended September 30, 2018. In March 2018, the Sponsor Line maturity was extended through December 2020.
Corporate Credit Facility
In December 2017, the Company executed a corporate credit facility with Key Bank (the “Corporate Facility”), for up to $25.0 million. The Corporate Facility has a three year term at interest rates ranging between 2.5% and 3.5% plus LIBOR and has not been utilized as of September 30, 2018.

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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the nine months ended September 30, 2018 and the amount due to related party as of September 30, 2018 and December 31, 2017 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2017	Nine Months Ended September 30, 2018			Due to Related Party as of September 30, 2018 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management and other fees-related party	$—	$17,853	$(17,853)	(2)	$—
Acquisition(2)	Investments in unconsolidated ventures/Asset management and other fees-related party	8	(8)	—		—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	1,038	8,621	(7,168)		2,491
Total		$1,046	$26,466	$(25,021)		$2,491
_______________________________________

(1)	Includes $7.5 million paid in shares of the Company’s common stock.

(2)
From inception through September 30, 2018, the Advisor waived $0.3 million of acquisition fees related to healthcare-related securities. The Company did not incur any disposition fees during the nine months ended September 30, 2018, nor were any such fees outstanding as of December 31, 2017.

(3)	As of September 30, 2018, the Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to the Company.
Issuance of Common Stock to the Advisor
Pursuant to the December 2017 amendment of the advisory agreement, for the nine months ended September 30, 2018, the Company issued 0.9 million shares totaling $7.5 million to an affiliate of the Advisor as part of its asset management fee.
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
In December 2015, the Company, through a joint venture with Griffin-American Healthcare REIT III, Inc. (“GAHR3”), a REIT sponsored and advised by AHI, acquired a 29.0% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for its interest. The purchase was approved by the Company’s board of directors, including all of its independent

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

directors. In 2016 and 2017, the Company funded additional capital contributions of $18.8 million and $8.3 million, respectively, in accordance with the joint venture agreement. Additionally, in March 2018, the Company funded capital contributions of $4.5 million for a total contribution of $233.3 million. The additional fundings related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations. Refer to Note 15, “Subsequent Events” for additional information.
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
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of September 30, 2018, the Company’s independent directors were granted a total of 96,625 shares of restricted common stock for an aggregate $0.9 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of approximately $45,000 and $47,000 for the three months ended September 30, 2018 and 2017, respectively and $129,000 and $146,000 for the nine months ended September 30, 2018 and 2017, respectively. Equity-based compensation expense is related to the issuance of restricted stock to the independent directors and is recorded in general and administrative expenses in the consolidated statements of operations. Unrecognized equity-based compensation for unvested shares totaled $0.2 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively. Unvested shares totaled 25,947 and 19,248 as of September 30, 2018 and December 31, 2017, respectively.

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
For the nine months ended September 30, 2018, the Company issued 3.1 million shares of common stock totaling $26.3 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2017, the Company issued 7.4 million shares of common stock totaling $67.2 million of gross offering proceeds pursuant to the DRP. From inception through September 30, 2018, the Company issued 24.2 million shares of common stock, generating gross offering proceeds of $220.4 million pursuant to the DRP.
Distributions
From inception through December 31, 2017, distributions to stockholders were declared quarterly by the board of directors of the Company and paid monthly based on a daily amount of $0.00184932 per share, which is equivalent to an annualized distribution amount of $0.675 per share of the Company’s common stock.
The Company’s board of directors approved a daily cash distribution of $0.000924658 per share of common stock, equivalent to an annualized distribution amount of $0.3375 per share, for each of the nine months ended September 30, 2018.
Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.
The following table presents distributions declared for the nine months ended September 30, 2018 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2018
January	$2,603	$2,767	$5,370
February	2,384	2,448	4,832
March	2,697	2,661	5,358
April	2,629	2,572	5,201
May	2,731	2,626	5,357
June	2,668	2,524	5,192
July	2,803	2,578	5,381
August	2,813	2,550	5,363
September	2,758	2,439	5,197
Total	$24,086	$23,165	$47,251
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders in the month following such period.
In order to continue to qualify as a REIT, the Company must distribute annually at least 90% of its REIT taxable income. For the nine months ended September 30, 2018, the Company generated net operating losses for tax purposes and, accordingly, was not required to make distributions to its stockholders to qualify as a REIT.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
The price paid for shares will be: (a) for shares repurchased in connection with a death or disability, the lesser of the price paid for the shares or the most recently published estimated value per share, which is currently $8.50 and (b) for all other shares, 90.0% of the Company’s most recently published estimated value per share, which is currently $7.65; and

•
In the event all repurchase requests in a given quarter could not be satisfied, the Company first repurchased shares submitted in connection with a stockholder’s qualifying death or disability and thereafter repurchased shares pro rata, and the Company sought to honor any unredeemed shares in a future quarter (unless the stockholder withdrew its request).

For the nine months ended September 30, 2018, the Company repurchased 3.0 million shares of common stock for $23.8 million at an average price of $7.86 per share. For the year ended December 31, 2017, the Company repurchased 5.7 million shares of common stock for $52.8 million at an average price of $9.22 per share pursuant to the Share Repurchase Program.
The Company has funded repurchase requests received during a quarter with cash on hand, borrowings or other available capital. Repurchases, pursuant to the Share Repurchase Program, have not exceeded proceeds received from its DRP. As of September 30, 2018, the Company had a total of 12.0 million shares, or $101.8 million, based on its most recently published estimated value per share of $8.50, in unfulfilled repurchase requests. Refer to Note 15, “Subsequent Events” for additional information regarding the Share Repurchase Program.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2018 and 2017 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2018. Net loss attributable to the other non-controlling interests was approximately $97,000 and $27,000 for the three and nine months ended September 30, 2017.

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
In determining the fair value of the securitization trust’s financial liabilities, the dealers will consider contractual cash payments and yields expected by market participants. Dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, collateral type, rate reset period and seasoning or age of the security. The Company’s senior housing collateralized mortgage obligations were classified as Level 2 fair values. In accordance with ASC 810, Consolidation, the assets of the securitization trust was an aggregate value derived from the fair value of the trust liabilities. The Company determined that the valuation of the trust assets in their entirety, including its retained interests from the securitization (eliminated in consolidation in accordance with U.S. GAAP) should be classified as Level 3 valuations.
In March 2018, the Company sold the Class B certificates of its consolidated Investing VIE and no longer presented the assets or liabilities of the entire securitization trust on its consolidated balance sheets as of September 30, 2018. The Company has presented the income and expenses of the entire securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates in 2018.
Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no assets or liabilities accounted for at fair value on a recurring basis as of September 30, 2018. The following table presents financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$—	$—	$545,048	$545,048
Financial Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$—	$512,772	$—	$512,772
As of September 30, 2018, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2018 and year ended December 31, 2017 (dollars in thousands):

	Nine Months Ended September 30, 2018 (Unaudited)	Year Ended December 31, 2017
Beginning balance	$545,048	$553,707
Purchases/contributions	—	—
Paydowns/distributions		(4,058)
Derecognition	(545,048)	—
Unrealized gain (loss)	—	(4,601)
Ending balance	$—	$545,048
There were no financial liabilities measured at fair value on a recurring basing using Level 3 inputs during the nine months ended September 30, 2018. The following table presents the changes in fair value of financial liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the year ended December 31, 2017 (dollars in thousands):

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018 (Unaudited)			December 31, 2017
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$75,000	$74,725	$75,000	$75,000	$74,650	$75,000
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,499,641	$1,470,646	$1,445,360	$1,520,133	$1,487,480	$1,480,407
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the operators and tenants of the Company’s properties, excluding properties owned through unconsolidated joint ventures as of September 30, 2018 (dollars in thousands):

				Nine Months Ended September 30, 2018
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,225	$115,463	52.4%
Solstice Senior Living	(2)	32	4,000	79,350	36.0%
Avamere Health Services	(3)	5	453	12,541	5.7%
Arcadia Management		4	572	7,961	3.6%
Integral Senior Living	(2)	3	162	3,852	1.7%
Peregrine Senior Living		2	114	1,114	0.5%
Senior Lifestyle Corporation	(4)	2	115	(195)	(0.1)%
Other	(5)	—	—	464	0.2%
Total		77	10,641	$220,550	100.0%
______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	Effective February 2018, properties under the management of Bonaventure were transitioned to Avamere Health Services.

(4)	As a result of the tenant failing to remit rental payments, the Company accelerated the amortization of capitalized lease inducements.

(5)	Represents interest income earned on corporate-level cash accounts.
The following tables present segment reporting for the three months ended September 30, 2018 and 2017 (dollars in thousands):

Statement of Operations:
Three Months Ended September 30, 2018(1)	Real Estate Equity	Real Estate Debt	Corporate(2)	Total
Rental and resident fee income	$72,455	$—	$—	$72,455
Net interest income on debt and securities	—	1,943	—	1,943
Other revenue	846	—	169	1,015
Property operating expenses	(47,355)	—	—	(47,355)
Interest expense	(17,595)	—	(82)	(17,677)
Other expenses related to securitization trust	—	—	—	—
Transaction costs	—	—	—	—
Asset management and other fees - related party	—	—	(5,951)	(5,951)
General and administrative expenses	(232)	(10)	(2,576)	(2,818)
Depreciation and amortization	(25,629)	—	—	(25,629)
Impairment loss	—	—	—	—
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	—	—
Realized gain (loss) on investments and other	726	—	—	726
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(16,784)	1,933	(8,440)	(23,291)
Equity in earnings (losses) of unconsolidated ventures	16,631	—	—	16,631
Income tax benefit (expense)	(10)	—	—	(10)
Net income (loss)	$(163)	$1,933	$(8,440)	$(6,670)
_______________________________________

(1)
For the three months ended September 30, 2018, the Company did not have activity in the healthcare-related securities segment as a result of having sold the Class B certificates of its consolidated Investing VIE in March 2018 and no longer having to consolidate the related interest income and interest expense on the consolidated statements of operations.

(2)	Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended September 30, 2017	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$73,740	$—	$—		$—		$73,740	$—	$73,740
Net interest income on debt and securities	—	1,940	1,025	(3)	(389)	(3)	2,576	981	3,557
Other revenue	541	—	—		120		661	—	661
Property operating expenses	(42,981)	—	—		—		(42,981)	—	(42,981)
Interest expense	(15,687)	—	—		—		(15,687)	—	(15,687)
Other expenses related to securitization trust	—	—	—		—		—	(981)	(981)
Transaction costs	(3,814)	—	—		—		(3,814)	—	(3,814)
Asset management and other fees - related party	—	—	—		(13,299)		(13,299)	—	(13,299)
General and administrative expenses	(262)	(12)	—		(2,767)		(3,041)	—	(3,041)
Depreciation and amortization	(24,454)	—	—		—		(24,454)	—	(24,454)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	(5)		389		384	—	384
Realized gain (loss) on investments and other	—	—	—		—		—	—	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(12,917)	1,928	1,020		(15,946)		(25,915)	—	(25,915)
Equity in earnings (losses) of unconsolidated ventures	(18,557)	—	—		—		(18,557)	—	(18,557)
Income tax benefit (expense)	(15)	—	—		—		(15)	—	(15)
Net income (loss)	$(31,489)	$1,928	$1,020		$(15,946)		$(44,487)	$—	$(44,487)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

Statement of Operations:
Nine Months Ended September 30, 2018	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$217,858	$—	$—		$—		$217,858	$—	$217,858
Net interest income on debt and securities	—	5,763	828	(3)	(314)	(3)	6,277	811	7,088
Other revenue	2,228	—	—		464		2,692	—	2,692
Property operating expenses	(141,510)	—	—		—		(141,510)	—	(141,510)
Interest expense	(52,215)	—	—		(193)		(52,408)	—	(52,408)
Other expenses related to securitization trust	—	—	—		—		—	(811)	(811)
Transaction costs	(806)	—	—		—		(806)	—	(806)
Asset management and other fees - related party	—	—	—		(17,845)		(17,845)	—	(17,845)
General and administrative expenses	(734)	(29)	(5)		(9,159)		(9,927)	—	(9,927)
Depreciation and amortization	(81,943)	—	—		—		(81,943)	—	(81,943)
Impairment loss	(5,239)	—	—		—		(5,239)	—	(5,239)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	(314)		314		—	—	—
Realized gain (loss) on investments and other	726	—	3,495		—		4,221	—	4,221
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(61,635)	5,734	4,004		(26,733)		(78,630)	—	(78,630)
Equity in earnings (losses) of unconsolidated ventures	3,907	—	—		—		3,907	—	3,907
Income tax benefit (expense)	(40)	—	—		—		(40)	—	(40)
Net income (loss)	$(57,768)	$5,734	$4,004		$(26,733)		$(74,763)	$—	$(74,763)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

(3)
Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the nine months ended September 30, 2018, $0.3 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended September 30, 2017	Real Estate Equity	Real Estate Debt	Healthcare-Related Securities		Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$207,249	$—	$—		$—		$207,249	$—	$207,249
Net interest income on debt and securities	—	5,755	3,016	(3)	(1,122)	(3)	7,649	2,947	10,596
Other revenue	1,595	—	—		596		2,191	—	2,191
Property operating expenses	(118,526)	—	—		—		(118,526)	—	(118,526)
Interest expense	(44,479)	—	—		—		(44,479)	—	(44,479)
Other expenses related to securitization trust	—	—	—		—		—	(2,947)	(2,947)
Transaction costs	(6,778)	—	—		—		(6,778)	—	(6,778)
Asset management and other fees - related party	—	—	—		(32,716)		(32,716)	—	(32,716)
General and administrative expenses	(682)	(39)	—		(7,671)		(8,392)	—	(8,392)
Depreciation and amortization	(69,223)	—	—		—		(69,223)	—	(69,223)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	(14)		1,122		1,108	—	1,108
Realized gain (loss) on investments and other	118	—	—		—		118	—	118
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(30,726)	5,716	3,002		(39,791)		(61,799)	—	(61,799)
Equity in earnings (losses) of unconsolidated ventures	(31,234)	—	—		—		(31,234)	—	(31,234)
Income tax benefit (expense)	(56)	—	—		—		(56)	—	(56)
Net income (loss)	$(62,016)	$5,716	$3,002		$(39,791)		$(93,089)	$—	$(93,089)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

The following table presents total assets by segment as of September 30, 2018 and December 31, 2017 (dollars in thousands):

Total Assets:	Real Estate Equity(1)	Real Estate Debt	Healthcare-Related Securities	Corporate(2)	Subtotal	Investing VIEs(3)	Total
September 30, 2018 (Unaudited)	$2,245,420	$75,350	$—	$29,304	$2,350,074	$—	$2,350,074
December 31, 2017	2,339,873	75,296	32,484	3,925	2,451,578	547,175	2,998,753
_______________________________________

(1)	Includes investments in unconsolidated joint ventures totaling $322.5 million and $325.6 million as of September 30, 2018 and December 31, 2017, respectively.

(2)	Represents corporate cash and cash equivalent balances. These balances are partially offset by elimination of healthcare-related securities in consolidation as of December 31, 2017.

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
The purchase price of an operating real estate portfolio acquired in November 2017 includes $1.8 million in contingent consideration, which is payable dependent upon the future operating performance of the portfolio. The purchase price contingency was included in the asset allocation of the purchase price during the year ended December 31, 2017 and is included in other liabilities on the

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

consolidated balance sheets as of September 30, 2018. There was no change to the fair value of the contingent consideration for the nine months ended September 30, 2018.
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
Distribution Reinvestment Plan
For the period from October 1, 2018 through November 8, 2018, the Company issued 0.6 million shares pursuant to the DRP, representing gross proceeds of $4.9 million.
Share Repurchases
On October 12, 2018, the Company’s board of directors approved an amended and restated Share Repurchase Program, under which the Company will only repurchase shares in connection with the death or qualifying disability of a stockholder. The amended and restated Share Repurchase Program became effective October 29, 2018.
For the period from October 1, 2018 through November 8, 2018, the Company repurchased 0.2 million shares for a total of $2.1 million or a price of $8.50 per share under the Share Repurchase Program. The Company funds repurchase requests received during a quarter with cash from proceeds of the DRP. Prior to the approval of the amended and restated Share Repurchase program, the Company had a total of 12.0 million shares, or $101.8 million, based on its most recently published estimated value per share of $8.50, in unfulfilled repurchase requests. Refer to Note 10, “Stockholders’ Equity” for additional information regarding the Share Repurchase Program.
Distributions
During the period from October 1, 2018 through November 8, 2018, the Company’s board of directors approved a daily cash distribution of $0.000924658 per share of common stock for the months ended November 30, 2018 and December 31, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dispositions
Trilogy
In October 2018, the Company sold 20.0% of its ownership interest, or approximately 6.0%, in the Trilogy joint venture, which generated gross proceeds of $48.0 million and reduced its ownership interest in the joint venture from approximately 29% to 23%. The Company sold the ownership interest to a wholly owned subsidiary of the operating partnership of Griffin-American Healthcare REIT IV, Inc., a REIT sponsored by AHI. The sale was approved by the Company’s board of directors, including all of its independent directors.
Envoy
In October 2018, the Envoy joint venture, of which the Company owns 11.4%, executed a purchase and sale agreement totaling $116.0 million for the remaining 11 properties in the portfolio.

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
We completed our initial public offering, or our Initial Offering, on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in our initial primary offering, or our Initial Primary Offering, and 2.0 million shares issued pursuant to our distribution reinvestment plan, or our DRP. In addition, we completed our follow-on offering, or our Follow-On Offering, on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in our follow-on primary offering, or our Follow-on Primary Offering, and 4.2 million shares issued pursuant to our DRP. We refer to our Initial Primary Offering and our Follow-on Primary Offering collectively as our Primary Offering and our Initial Offering and Follow-On Offering collectively as our Offering. In December 2015, we registered an additional 30.0 million shares to be offered pursuant to our DRP and continue to offer such shares. From inception through November 8, 2018, we raised total gross proceeds of $2.0 billion, including $225.3 million in DRP proceeds.
We are externally managed and have no employees. We are sponsored by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital or our Sponsor, which was formed as a result of the mergers of NorthStar Asset Management Group Inc., or NSAM, our prior sponsor, with Colony Capital, Inc., or Colony, and NorthStar Realty Finance Corp., or NorthStar Realty, in January 2017. Effective June 25, 2018, the Sponsor changed its name from Colony NorthStar, Inc. to Colony Capital, Inc. and its ticker symbol from “CLNS” to “CLNY.” Following the mergers, our Sponsor became an internally-managed equity REIT, with a diversified real estate and investment management platform. Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies. As of September 30, 2018, our Sponsor had $44.0 billion of assets under management, including Colony Capital’s balance sheet investments and third-party managed investments. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of Colony Capital and manages our day-to-day operations pursuant to an advisory agreement.
2018 Highlights
Performance Summary
For the nine months ended September 30, 2018, the operating real estate in our consolidated equity investment portfolios experienced a decline in performance, on a same store basis, as compared to prior year results. More specifically, senior housing operating performance was negatively impacted by the following:

•	Ongoing, industry-wide declines in occupancy and rate increases predominantly as a result of supply growth;

•	Tightening labor markets and select statutory wage increases resulting in expense increases for labor and benefits;

•	Unfavorable seasonal conditions, driving higher costs for utilities and maintenance;

•
A particularly severe flu season, with the Center for Disease Control (CDC) reporting an increase in the percentage of outpatient visits due to Influenza-like Illness (ILI) that approached the peak seen in 2009-2010; and

•
Disruptions and related expenses due to operator transitions, particularly for the Winterfell (transition began in November 2017) and Rochester portfolios (operator transition began upon acquisition in 2017). Elevated expenses and operational disruptions continue to impact operating performance after completion of the transitions.

Similarly, the operating real estate in our unconsolidated equity investment portfolios collectively experienced a decline in operational performance for the nine months ended September 30, 2018. Our unconsolidated investments include significant exposure to skilled nursing, which continues to experience challenges in the face of regulatory uncertainties, a deteriorating payor mix and lower average reimbursement rates, in addition to the labor market challenges faced by the senior housing sector. In particular, our investments in the Espresso portfolio experienced adverse impacts related to occupancy and rate deterioration, which, in select instances, resulted in the need to execute operator transitions. Further, restrictions on cash distributions in the Espresso portfolio, and overall decreases in cash flow from our unconsolidated ventures, continue to impact our liquidity position.
For additional information on financial results, refer to “—Results of Operations.”
Investments and Dispositions

•	In March 2018, we sold our investment in the Freddie Mac securitization, generating net proceeds of $35.8 million. We originally purchased the investment for $30.5 million.

•
In March 2018, we contributed $4.5 million to the Trilogy portfolio for approved business initiatives, including senior housing campus development. During the nine months ended September 30, 2018, we received distributions from Trilogy totaling $4.8 million.

•
In August 2018, we completed the disposition of Fountains at Franklin, a non-core, consolidated operating property within the Watermark Fountains portfolio. The sales price of $12.0 million generated net proceeds of $2.7 million to the joint venture, after repayment of mortgage debt and transaction costs.

•
In October 2018, we sold 20.0% of our ownership interest in the Trilogy joint venture, which generated gross proceeds of $48.0 million and reduced our ownership interest in the joint venture from approximately 29% to 23%. We sold the ownership interest to a wholly owned subsidiary of the operating partnership of Griffin-American Healthcare REIT IV, Inc., a REIT sponsored by AHI.

Liquidity, Capital and Dividends

•	In January 2018, we made a partial repayment to the Peregrine mortgage loan totaling $6.4 million, which released one property from the collateral pool and cured the outstanding non-monetary default.

•
In March 2018, we satisfied all post-closing obligations, including the pledge of borrowing base assets, under a corporate credit facility with Key Bank, or our Corporate Facility. In addition, we amended our revolving line of credit from an affiliate of our Sponsor, or our Sponsor Line, to extend the maturity consistent with the Corporate Facility and make other conforming changes to the events of default.

•	In August 2018, in connection with the property sale in the Watermark Fountains portfolio, we repaid a mortgage note payable of $9.0 million.

•	Our board of directors approved a daily cash distribution of $0.000924658 per share of common stock for each of the nine months ended September 30, 2018.

•
In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we will only repurchase shares in connection with the death or qualifying disability of a stockholder.

Portfolio

•	In February 2018, we began the transition of operations of the Bonaventure portfolio from the former manager, an affiliate of Bonaventure Senior Living, to a new manager, Avamere.

•	Development and construction of the memory care facility adjacent to the Pinebrook facility continued throughout 2018 to date, with a projected completion date in the fourth quarter of 2018.

•
During the first three quarters of 2018, the Espresso joint venture continued the process of transitioning operators within three of its sub-portfolios. As of September 2018, all three sub-portfolios successfully executed their operator transition plans. During this period, the joint venture sold one operating facility and one remains held for sale.

•
On a same store basis (which excludes properties purchased during 2017), rental and resident fee income, net of property operating expenses, of our consolidated equity investment portfolios decreased to $23.3 million for the three months ended September 30, 2018 as compared to $26.8 million for the three months ended September 30, 2017, and increased as compared to $21.4 million for the three months ended June 30, 2018.

•
On a same store basis, rental and resident fee income, net of property operating expenses, decreased to $69.5 million for the nine months ended September 30, 2018 as compared to $81.1 million for the nine months ended September 30, 2017. Declines in average occupancy and rising labor costs, most significantly in the Winterfell portfolio, were the primary drivers of the decrease in both the three and nine months ended September 30, 2018.

•
The Winterfell portfolio’s occupancy increased to an average of 79.6% in the third quarter of 2018 from 78.6% in the second quarter of 2018. However, the average occupancy for the third quarter of 2018 remains below the 87.4% average occupancy achieved in the third quarter of 2017. In November 2017, we began the transition of management for the Winterfell portfolio to Solstice Senior Living (“Solstice”). This portfolio represents 32 of the 49 communities that underwent tenant, manager and/or operator transitions within our consolidated portfolios beginning in 2017 and continuing into early 2018. The portfolio continues to experience the inherent challenges and obstacles that occur with an operator transition of this size and complexity. Our management team is working closely with Solstice and the rest of our operating partners to implement focused and strategic plans to increase occupancy and improve performance in this challenging market.

Our Investments
Our primary investment types are as follows:

•
Real Estate Equity - Our equity investments, which may be owned directly or through joint ventures, include independent living facilities, or ILF, assisted living facilities, or ALF, memory care facilities, or MCF, continuing care retirement communities, or CCRC, which we collectively refer to as senior housing facilities, skilled nursing facilities, or SNF, medical office buildings, or MOB, and hospitals. Our healthcare properties are typically operated under net leases or pursuant to management agreements with healthcare operators. As of September 30, 2018, 97.9% of our investments were invested in healthcare real estate equity, either directly or through joint ventures.

•
Real Estate Debt - Our debt investments may include mortgage loans or mezzanine loans to owners of healthcare real estate. As of September 30, 2018, we had one mezzanine loan, which represented 2.1% of our investments.

•
Healthcare-Related Securities - Our securities investments may include commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties. We disposed of our investment in a Freddie Mac securitization trust in March 2018.

The following table presents our investments as of September 30, 2018 (dollars in thousands):

Investment Type:	Count(1)	Amount(2)(3)	% of Total	Capacity		Primary Locations

Real estate equity(4)
MOB	108	$187,486	5.3%	3.8 million	square feet	IL, GA, OH, TX, IN
Net lease
Senior housing facilities(5)	86	578,571	16.2%	6,260	units	NY, CA, FL, UK, WA
SNF	231	441,644	12.4%	24,843	beds	PA, MI, KY, IN, WI
Hospitals	14	40,772	1.1%	872	beds	CA, TX, MO, UT, GA
Operating
Senior housing facilities(5)	142	1,854,533	52.1%	13,701	units	CA, WA, TX, NY, IL
SNF	73	382,536	10.7%	8,036	beds	IN, OH, MI, KY, MA
Ancillary(6)	NA	2,214	0.1%	N/A
Total real estate equity	654	3,487,756	97.9%

Real estate debt
Mezzanine loan	1	75,000	2.1%
Total real estate debt	1	75,000	2.1%

Corporate investments
Operator platform(7)	1	2	—%
Total corporate investments	1	2	—%

Total investments	656	$3,562,758	100.0%
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

(7)
Represents investment in Solstice. In November 2017, we began the transition of operations of the Winterfell portfolio, from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%.

For financial information regarding our reportable segments, refer to Note 13, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Real Estate Equity Overview
As of September 30, 2018, $3.5 billion, or 97.9%, based on cost, of our investments were invested in healthcare real estate equity, either directly or through joint ventures. Our healthcare properties are typically operated under net leases or pursuant to management agreements with healthcare operators. For our net leased properties, we enter into net leases that generally provide for fixed rental payments, subject to periodic increases based on certain percentages or the consumer price index, and obligate the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. For our operating properties, we enter in management agreements that generally provide for the payment of a fee to a manager, typically 4-5% of gross revenues with the potential for certain incentive compensation, and have direct exposure to the revenues and operating expenses of a property. As a result, our operating properties allow us to participate in the risks and rewards of the operations of healthcare facilities, while our net leased properties are for fixed contractual rents.
Our equity investments, including both net lease and operating investments, primarily consisted of the following types of healthcare facilities as of September 30, 2018:

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

The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

_______________________________________

(1)	Classification based on predominant services provided, but may include other services.
The following table presents a summary of our real estate equity investments as of September 30, 2018 (dollars in thousands):

			Properties(1)
Portfolio	Investment Structure	Amount(2)	Senior Housing Facilities	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments
Watermark Aqua	Operating Facilities	$115,379	4	—	—	—	4	West/Southwest/Midwest	97.0%
Peregrine	Net Lease	36,498	4	—	—	—	4	Northeast/Southeast	100.0%
Kansas City	Operating Facilities	15,000	2	—	—	—	2	Midwest	100.0%
Arbors	Net Lease	126,825	4	—	—	—	4	Northeast	100.0%
Watermark Fountains(3)	Net Lease/Operating Facilities	645,751	15	—	—	—	15	Various	Various
Winterfell	Operating Facilities	904,985	32	—	—	—	32	Various	100.0%
Bonaventure	Operating Facilities	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	Operating Facilities	19,427	1	—	—	—	1	West	100.0%
Rochester	Operating Facilities	219,518	10	—	—	—	10	Northeast	97.0%
Total Direct Investments		2,182,821	77	—	—	—	77
Joint Venture Investments(4)
Eclipse	Net Lease/Operating Facilities	56,540	44	—	32	—	76	Various	5.6%
Envoy	Net Lease	13,138	—	—	11	—	11	Mid - Atlantic/Northeast	11.4%
Griffin-American	Net Lease/Operating Facilities	475,861	92	108	41	14	255	Various	14.3%
Espresso	Net Lease	320,373	6	—	150	—	156	Various	36.7%
Trilogy(5)	Operating Facilities	439,023	9	—	70	—	79	Various	29.0%
Total Joint Venture Investments		1,304,935	151	108	304	14	577
Total		$3,487,756	228	108	304	14	654
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures.

(3)
Watermark Fountains portfolio consists of six wholly-owned net lease properties totaling $288.8 million and nine operating facilities totaling $356.9 million, in which we own a 97.0% interest. One of these properties consists of 11 condominium units in which we hold future interests, or the Remainder Interests.

(4)	Represents our proportionate interest in real estate assets held through unconsolidated joint ventures.

(5)	Includes institutional pharmacy, which are not subject to property count.

Unconsolidated Investments
As of September 30, 2018, our unconsolidated joint venture investments, totaling $1.3 billion, comprised 37.4% of our total real estate equity investments portfolio and represented a 19.1% indirect exposure to over $6.8 billion in real estate equity investment, in each case based on cost, alongside our joint venture partners. As of September 30, 2018, our unconsolidated joint venture investments included the following:

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

•
Envoy. We own an 11.4% interest in a $0.1 billion portfolio, based on cost, of SNFs located in the Mid-Atlantic region and operated by a single operator. Formation acts as the general partner and manager of this investment.

Operators and Managers
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures, as of September 30, 2018 (dollars in thousands):

				Nine Months Ended September 30, 2018
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,225	$115,463	52.4%
Solstice Senior Living	(2)	32	4,000	79,350	36.0%
Avamere Health Services	(3)	5	453	12,541	5.7%
Arcadia Management		4	572	7,961	3.6%
Integral Senior Living	(2)	3	162	3,852	1.7%
Peregrine Senior Living		2	114	1,114	0.5%
Senior Lifestyle Corporation	(4)	2	115	(195)	(0.1)%
Other	(5)	—	—	464	0.2%
Total		77	10,641	$220,550	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	Effective February 2018, properties under the management of Bonaventure were transitioned to Avamere Health Services.

(4)	As a result of the tenant failing to remit rental payments, we accelerated the amortization of capitalized lease inducements.

(5)	Represents interest income earned on corporate-level cash accounts.
Our net lease properties are leased to four operators, with a remaining weighted average lease term of 8.0 years as of September 30, 2018.
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
The weighted average resident occupancy of our operating facilities was 82.0% as of September 30, 2018.

We have been and are currently in the process of transitioning several of our portfolios to new operators or managers. In certain instances, we are transitioning portfolios as part of our overall business plan, or as a result of a decision that a seller does not want to continue managing the portfolio following the acquisition. For example, in November 2017, we began the transition of operations of the Winterfell portfolio from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice. Solstice is a joint venture between affiliates of Integral Senior Living, or ISL, a leading management company of senior independent living, assisted living and memory care properties founded in 2000, which owns 80%, and us, who owns 20%. We have also transitioned operations of the newly acquired Rochester, Bonaventure and Oak Cottage portfolios, which were planned in connection with the acquisitions.
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
In addition, certain of our unconsolidated joint ventures are also in the process of transitioning portfolios to new operators.  In particular, three of the sub-portfolios within the Espresso joint venture have experienced tenant lease defaults and operator transitions.
While several of our portfolios have completed the process of transitioning operators and managers during 2017, the ongoing impact of the completed transitions and potential new transitions is expected to continue through 2018.
Real Estate Debt Overview
As of September 30, 2018, $75.0 million, or 2.1%, of our investments were invested in real estate debt secured by healthcare facilities, consisting of one mezzanine loan, which matures on January 30, 2021. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above.
The following table presents a summary of our debt investment as of September 30, 2018 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value	Fixed Rate	Unleveraged Current Yield
Espresso Mezzanine loan(1)	1	$75,000	$74,725	10.0%	10.3%
_______________________________________

(1)	Property types securing the mezzanine loan predominately include SNFs, which are located primarily in the Midwest, Northeast and Southeast regions of the United States.
As of September 30, 2018, our debt investment was not performing in accordance with the contractual terms of its governing documents.  The Espresso mezzanine loan is secured by a joint venture that has several sub-portfolios, three of which have experienced tenant lease defaults and operator transitions.  The underlying tenant defaults resulted in defaults under the senior loans with respect to the applicable sub-portfolios, which in turn resulted in defaults under our mezzanine loan as of September 30, 2018.  We are actively monitoring the actions of the senior lenders of each sub-portfolio and assessing our rights and remedies.  We are also actively monitoring the operator transitions and continue to assess the collectability of principal and interest. As of November 8, 2018, contractual debt service on the Espresso mezzanine loan has been paid in accordance with contractual terms.
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
Outlook and Recent Trends
The U.S. economy continues to demonstrate positive underlying fundamentals, with strong gross domestic product, or GDP, growth and improving employment conditions. With the national unemployment rate at 3.7% as of September and third quarter GDP growth of 4.2%, overall macroeconomic conditions remain strong. The Federal Reserve’s September 2018 decision to raise the federal funds rate for the third time in 2018 reflects a consensus that the economic foundation driving the current expansion remains sound, as well as a belief that the labor market is close to or already at full employment resulting in wage growth and increased consumer confidence levels. Market participants expect three to four additional rate increases through the end of 2019, reflecting general optimism about the current path of the U.S. economy. While higher interest rates may potentially reduce investor demand in the broader commercial real estate and income-oriented investment markets, we expect real estate prices and returns to remain attractive while inflation is targeted to remain at 2.0% in the near term.
Despite a backdrop of continued economic strength and positive corporate earnings results, rising treasury yields and the threat of trade protectionism have increased volatility in the markets, creating instability in stock valuations. While the reduction of U.S. corporate and personal tax rates is widely credited for stimulating strong GDP growth and market valuations during the first half of 2018, volatility will likely persist as investors adjust to higher risk-free rates, trade tensions and other geopolitical developments, including the results of the U.S. midterm elections. Overall, however, the market outlook remains positive, due to synchronized global growth, low inflation and modest perceived near-term recession risks. Corporate earnings remain strong, providing fundamental support for record stock valuations in the United States and Europe. In addition, benchmark 10-year interest rates in several other key global economies, including England, Germany and Japan, have trended to positive territory, signaling normalized market conditions while many global central banks continue to ease monetary policy to combat low inflation and economic stagnation. The pace of these changes may create volatility in global debt and equity markets, while at the same time the Federal Reserve experiences continued pressure to raise interest rates and reduce its large balance sheet holdings of financial instruments acquired during the financial crisis. In addition, the impact of potentially significant fiscal and regulatory policy changes, including significant changes to U.S. trade policy, infrastructure investment programs and fiscal deficit growth, may also have a considerable impact on the trajectory of the U.S. and global economies in the near future.
Commercial real estate fundamentals remain relatively healthy across U.S. property types. Given certain dynamics in the current market including (i) the continuing strength of the economy; (ii) a low interest rate environment; (iii) low relative new commercial real estate supply; and (iv) robust international demand for U.S. commercial real estate, we expect real estate values to trend positively due to increased property-level net operating income, strong transaction volume or a combination of both. Although commercial real estate transaction volume slowed slightly during 2017, property valuations remain at all-time highs across property sectors. Rising interest rates may present new challenges to the commercial mortgage market as well, although improved property valuations and potential net operating income growth could offset the impact of higher borrowing costs. The market for commercial mortgage-backed securities, which is often a proxy for the broader commercial real estate lending market, continues to perform across property types with $89.0 billion of issuance during 2017, an approximate 26% increase over 2016. Through the third quarter of 2018, overall issuance of $62.6 billion represents a modest increase over the same period in 2017 (source: Commercial Mortgage Alert). Despite strong issuance volume during 2017 and 2018 to date, overall CMBS issuance remains below pre-crisis levels due in part to uncertainty around the Dodd-Frank risk retention rules and capital requirements for banks. Given these trends, traditional capital sources may lack sufficient lending capacity to absorb the high refinancing demand, which may provide attractive lending opportunities for new market participants such as alternative investment platforms, REITs and insurance companies. Overall, economic and industry trends should support robust commercial real estate investment activity, providing attractive investment opportunities for commercial real estate capital providers with strong balance sheets and high underwriting standards.
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
Notwithstanding the growth in the industry and demographics, economic and healthcare market uncertainty has had a negative impact, weakening the market’s fundamentals and ultimately reducing a tenant’s/operator’s ability to make rent payments in accordance with the contractual terms of the lease, as well as reduced income for our operating investments. In addition, increased development and competitive pressures has had an impact on some of our assets. As of the third quarter 2018, senior housing occupancy is at its lowest occupancy rate in seven years and has been flat or in decline 11 consecutive quarters (source: NIC). While annual absorption has averaged a solid 2.4% during this current downturn, the total number of seniors housing units absorbed only amounts to 63% of the inventory growth during this period (source: NIC). Further, a tight labor market and competition to attract quality staff continues to drive increased wages and personnel costs, resulting in lower margins. To the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected and decreased cash flow, in turn, is expected to impact the value of underlying properties and the borrowers’ ability to service their outstanding loans and payoff the loans at maturity.
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
Formation provides asset management services to us in connection with the Eclipse, Espresso and Envoy joint ventures. Our Advisor, under the direction of its investment committee, supervises Formation and retains ultimate oversight and responsibility for the management of our portfolio.
Our Advisor, together with Formation (referred to herein as our Advisor’s asset management team), uses many methods to actively manage our asset base to enhance or preserve our income, value and capital and mitigate risk. Our Advisor’s asset management team seeks to identify strategic development opportunities for our existing and future investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide optimal mix of services and enhance the overall value of our assets. To manage risk, our Advisor’s asset management team engages in frequent review and dialogue with operators/managers/borrowers/third party advisors and periodic inspections of our owned properties and collateral. In addition, our Advisor’s asset management team considers the impact of regulatory changes on the performance of our portfolio. During the quarterly credit and operating results review, or more frequently as necessary, investments are put on highly-monitored status, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Each situation depends on many factors, including the number of properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and the financial condition of our operators/managers/borrowers. Our Advisor’s asset management team is an experienced asset management team that monitors these factors on our behalf.
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
As of September 30, 2018, the unconsolidated ventures in which we invest have recorded impairments and reserves, including a loan loss reserve for a direct financing lease receivable relating to our Espresso unconsolidated investment. Our proportionate ownership share of a loan loss reserve within our Espresso portfolio totaled $11.4 million and was recognized through equity in earnings (losses) during the year ended December 31, 2017. During the third quarter of 2017, the Espresso sub-portfolio associated with the direct financing lease commenced an operator transition and determined certain future cash flows of the direct financing lease to be uncollectible. The cash flows deemed to be uncollectible primarily impact distributions on mandatorily redeemable units issued at the time of the original acquisition that allowed the seller to participate in certain future cash flows from the direct financing lease following the closing of the original acquisition. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the redemption value of the corresponding unconsolidated venture’s liability for the units issued to the seller was not assessed until the termination of the lease, which occurred in the third quarter of 2018. As a result of the lease termination, the unconsolidated venture determined the value of the liability for the units issued to the seller to be zero and recognized a gain on the extinguishment of the liability, of which the Company’s proportionate share totaled $14.1 million.
As of September 30, 2018, we had impaired a property located in Clinton, Connecticut within the Peregrine net lease portfolio by $7.4 million, which includes a $2.4 million impairment recognized during the nine months ended September 30, 2018, as the result of deteriorating operating results of the tenant. During the nine months ended September 30, 2018, we also recorded an impairment loss of $2.8 million to reflect the fair value of one of our consolidated operating properties within the Watermark Fountains portfolio as a result of designating the property and its operations as held for sale. The property was sold in August 2018 with no additional impairment recognized.
We will continue to monitor the performance of, and actively manage, all of our investments. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record impairment, as appropriate, if required.
Our Griffin-American joint venture has $1.85 billion of non-recourse mortgage debt on certain properties in the joint venture that matures in December 2019.  On November 9, 2018, the Griffin-American joint venture repaid in full the $100.5 million floating rate component of this debt, primarily with proceeds received from a refinancing of a select portfolio of medical office buildings.  Our Sponsor, who is an equity partner in the Griffin-American joint venture, is currently evaluating options in connection with the December 2019 scheduled maturity of the remaining $1.75 billion fixed rate component of the debt, of which our proportionate share is approximately $300 million. In connection with pursuing the options available, the joint venture may re-evaluate certain assumptions, including with respect to the holding period of the real estate assets collateralizing the debt, which could result in impairment of these assets in a future period. As of September 30, 2018, the carrying value for our investment in the Griffin-American joint venture was $124.9 million.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2018 to September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Property and other revenues
Resident fee income	$32,469	$33,233	$(764)	(2.3)%
Rental income	39,986	40,507	(521)	(1.3)%
Other revenue	1,015	661	354	53.6%
Total property and other revenues	73,470	74,401	(931)	(1.3)%
Net interest income
Interest income on debt investments	1,943	1,940	3	0.2%
Interest income on mortgage loans held in a securitized trust	—	6,536	(6,536)	(100.0)%
Interest expense on mortgage obligations issued by a securitization trust	—	(4,919)	4,919	(100.0)%
Net interest income	1,943	3,557	(1,614)	(45.4)%

Expenses
Real estate properties - operating expenses	47,355	42,981	4,374	10.2%
Interest expense	17,677	15,687	1,990	12.7%
Other expenses related to securitization trust	—	981	(981)	(100.0)%
Transaction costs	—	3,814	(3,814)	(100.0)%
Asset management and other fees-related party	5,951	13,299	(7,348)	(55.3)%
General and administrative expenses	2,818	3,041	(223)	(7.3)%
Depreciation and amortization	25,629	24,454	1,175	4.8%
Total expenses	99,430	104,257	(4,827)	(4.6)%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	384	(384)	(100.0)%
Realized gain (loss) on investments and other	726	—	726	100.0%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(23,291)	(25,915)	2,624	(10.1)%
Equity in earnings (losses) of unconsolidated ventures	16,631	(18,557)	35,188	(189.6)%
Income tax benefit (expense)	(10)	(15)	5	(33.3)%
Net income (loss)	$(6,670)	$(44,487)	$37,817	(85.0)%
Revenues
Resident Fee Income
The following table presents resident fee income generated during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,			Increase (Decrease)
	2018		2017	Amount	%
Same store AL/MC/CCRC properties (placed in service - 2016 and prior)	$25,790		$24,883	$907	3.6%
Properties placed in service - 2017	5,299	(1)	6,391	(1,092)	(17.1)%
Properties sold	1,380		1,959	(579)	(29.6)%
Total resident fee income	$32,469		$33,233	$(764)	(2.3)%
_______________________________________

(1)	Includes resident fee income generated from our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Resident fee income decreased $0.8 million primarily as a result of an overall decrease in occupancy experienced in the Kansas City and Oak Cottage portfolios. On a same store basis, occupancy and billing rates improved for 2018 as compared to 2017 for the Watermark Aqua and Fountains portfolios, driving an increase in resident fee income.

Rental Income
The following table presents rental income generated during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Same store IL properties (placed in service - 2016 and prior)	$25,632	$28,106	$(2,474)	(8.8)%
Same store net lease properties (placed in service - 2016 and prior)	8,788	8,684	104	1.2%
Properties placed in service - 2017	5,566	3,717	1,849	49.7%
Total rental income	$39,986	$40,507	$(521)	(1.3)%
Rental income decreased $0.5 million primarily as a result of a decrease in average occupancy for the Winterfell portfolio to 79.6% for the three months ended September 30, 2018 as compared to 87.4% for the three months ended September 30, 2017. This was partially offset by the Rochester portfolio acquisition, which closed during the third and fourth quarters of 2017.
Other Revenue
Other revenue increased $0.4 million and primarily represents additional revenue recognized from non-recurring services and fees at our operating facilities as well as interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $1.6 million primarily as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018.
Expenses
Property Operating Expenses
The following table presents property operating expenses incurred during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,			Increase (Decrease)
Same store (placed in service - 2016 and prior)	2018		2017	Amount	%
AL/MC/CCRC properties	$18,205		$17,748	$457	2.6%
IL properties	18,441		17,153	1,288	7.5%
Net lease properties	255		22	233	1,059.1%
Properties placed in service - 2017	9,121	(1)	6,350	2,771	43.6%
Properties sold	1,333		1,708	(375)	(22.0)%
Total property operating expense	$47,355		$42,981	$4,374	10.2%
_______________________________________

(1)	Includes operating expenses incurred by our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Property operating expenses increased $4.4 million, primarily as a result of real estate portfolios acquired during 2017. On a same store basis, property operating expenses increased primarily as a result of rising labor and benefits costs.

Interest Expense
The following table presents interest expense incurred during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
Same store (placed in service - 2016 and prior)	2018	2017	Amount	%
AL/MC/CCRC properties	$4,046	$3,166	$880	27.8%
IL properties	7,646	7,613	33	0.4%
Net lease properties	3,271	3,085	186	6.0%
Properties placed in service - 2017	2,584	1,725	859	49.8%
Properties sold	48	98	(50)	(51.0)%
Corporate	82	—	82	100.0%
Total interest expense	$17,677	$15,687	$1,990	12.7%
Interest expense increased $2.0 million, as a result of mortgage and seller financing obtained for 2017 real estate portfolios acquisitions. On a same store basis, additional financing obtained for the Watermark Fountains portfolio in December 2017 resulted in an increase to interest expense.
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
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the three months ended September 30, 2017 are primarily the result of the Rochester portfolio acquisition, which closed in August 2017.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $7.3 million primarily as a result of the December 2017 amendment to the advisory agreement which became effective during the first quarter of 2018. The amended advisory agreement reduced the monthly asset management fee and eliminated acquisition fees paid to the advisor.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business. General and administrative expenses decreased $0.2 million, primarily as a result of lower indirect overhead expense allocated for the three months ended September 30, 2018.
Depreciation and Amortization
The following table presents depreciation and amortization expense incurred during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
Same store (placed in service - 2016 and prior)	2018	2017	Amount	%
AL/MC/CCRC properties	$3,221	$2,980	$241	8.1%
IL properties	15,582	15,524	58	0.4%
Net lease properties	3,468	3,336	132	4.0%
Properties placed in service - 2017	3,358	2,468	890	36.1%
Properties sold	—	146	(146)	(100.0)%
Total depreciation and amortization expense	$25,629	$24,454	$1,175	4.8%
Depreciation and amortization expense increased $1.2 million, primarily as a result of real estate portfolios acquired during 2017 and capital improvements funded on same store portfolios.

Other Income (Loss)
Unrealized Gain (Loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
During the three months ended September 30, 2017, unrealized gain of $0.4 million on senior housing mortgage loans and debt held in a securitization trust represents the change in the fair value of the consolidated assets and liabilities of our investment in the Freddie Mac securitization. There was no unrealized gain recognized for the three months ended September 30, 2018 as a result of the disposal of the investment.
Realized Gain (Loss) on Investments and Other
During the three months ended September 30, 2018, realized gain (loss) on investments and other of $0.7 million represents gains from the sales of remainder interest units, net of a loss generated from the sale of the Fountains at Franklin property, in the Watermark Fountains portfolio. There were no realized gains or losses recognized for the three months ended September 30, 2017.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017			2018	2017
Portfolio	Equity in Earnings (Losses)		Select Revenues and Expenses, net(1)		Equity in Earnings, Net of Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$(69)	$(776)	$(462)	$(1,229)	$393	$453	$(60)	(13.2)%	$176	$581
Envoy	339	247	64	(1)	275	248	27	10.9%	283	248
Griffin - American	(1,805)	(1,261)	(4,688)	(4,553)	2,883	3,292	(409)	(12.4)%	1,771	1,216
Espresso	17,886	(16,609)	15,982	(19,964)	1,904	3,355	(1,451)	(43.2)%	—	—
Trilogy	239	(158)	(3,659)	(4,900)	3,898	4,742	(844)	(17.8)%	1,450	—
Subtotal	16,590	(18,557)	7,237	(30,647)	9,353	12,090	(2,737)	(22.6)%	3,680	2,045
Operator Platform(2)	41	—	—	—	41	—	41	100.0%	15	—
Total	$16,631	$(18,557)	$7,237	$(30,647)	$9,394	$12,090	$(2,696)	(22.3)%	$3,695	$2,045
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)	Represents our investment in Solstice.
Equity in earnings (losses) of unconsolidated ventures increased $35.2 million, primarily due to one-time events in our investment in the Espresso joint venture, which recorded a liability extinguishment gain during the three months ended September 30, 2018 and a loan loss reserve during the three months ended September 30, 2017. The liability extinguishment gain recognized during the three months ended September 30, 2018 and the loan loss reserve recognized during the three months ended September 30, 2017 were $14.1 million and $15.8 million, respectively. For additional information, refer to “—Portfolio Management.”
Equity in earnings, net of select revenues and expenses, decreased $2.7 million primarily due to the Espresso portfolio, which has experienced three operator transitions, resulting in a decrease in revenues.
Income Tax Benefit (Expense)
Income tax expense for the three months ended September 30, 2018 was $10,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the three months ended September 30, 2017 was $15,000.

Comparison of the Nine Months Ended September 30, 2018 to September 30, 2017 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Property and other revenues
Resident fee income	$98,232	$93,060	$5,172	5.6%
Rental income	119,626	114,189	5,437	4.8%
Other revenue	2,692	2,191	501	22.9%
Total property and other revenues	220,550	209,440	11,110	5.3%
Net interest income
Interest income on debt investments	5,763	5,755	8	0.1%
Interest income on mortgage loans held in a securitized trust	5,149	19,503	(14,354)	(73.6)%
Interest expense on mortgage obligations issued by a securitization trust	(3,824)	(14,662)	10,838	(73.9)%
Net interest income	7,088	10,596	(3,508)	(33.1)%

Expenses
Real estate properties - operating expenses	141,510	118,526	22,984	19.4%
Interest expense	52,408	44,479	7,929	17.8%
Other expenses related to securitization trust	811	2,947	(2,136)	(72.5)%
Transaction costs	806	6,778	(5,972)	(88.1)%
Asset management and other fees-related party	17,845	32,716	(14,871)	(45.5)%
General and administrative expenses	9,927	8,392	1,535	18.3%
Depreciation and amortization	81,943	69,223	12,720	18.4%
Impairment loss	5,239	—	5,239	100.0%
Total expenses	310,489	283,061	27,428	9.7%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	1,108	(1,108)	(100.0)%
Realized gain (loss) on investments and other	4,221	118	4,103	3,477.1%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(78,630)	(61,799)	(16,831)	27.2%
Equity in earnings (losses) of unconsolidated ventures	3,907	(31,234)	35,141	(112.5)%
Income tax benefit (expense)	(40)	(56)	16	(28.6)%
Net income (loss)	$(74,763)	$(93,089)	$18,326	(19.7)%
Revenues
Resident Fee Income
The following table presents resident fee income generated during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 (dollars in thousands):

	Nine Months Ended September 30,			Increase (Decrease)
	2018		2017	Amount	%
Same store AL/MC/CCRC properties (placed in service - 2016 and prior)	$76,728		$74,086	$2,642	3.6%
Properties placed in service - 2017	15,980	(1)	13,041	2,939	22.5%
Properties sold	5,524		5,933	(409)	(6.9)%
Total resident fee income	$98,232		$93,060	$5,172	5.6%
_______________________________________

(1)	Includes resident fee income generated from our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Resident fee income increased $5.2 million primarily as a result of the acquisition of the Rochester portfolio, which closed in the third and fourth quarters of 2017. Additionally, a full nine months of activity from the Oak Cottage and Bonaventure portfolios, acquired in the first quarter of 2017, contributed to the increase. On a same store basis, occupancy and billing rates improved for 2018 as compared to 2017 for the Watermark Aqua and Fountains portfolios, driving an increase in resident fee income.

Rental Income
The following table presents rental income generated during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Same store IL properties (placed in service - 2016 and prior)	$77,430	$84,431	$(7,001)	(8.3)%
Same store net lease properties (placed in service - 2016 and prior)	25,484	26,041	(557)	(2.1)%
Properties placed in service - 2017	16,712	3,717	12,995	349.6%
Total rental income	$119,626	$114,189	$5,437	4.8%
Rental income increased $5.4 million primarily as a result of the Rochester portfolio acquisition, which closed during the third and fourth quarters of 2017. On a same store basis, average occupancy for the Winterfell portfolio decreased to 80.1% for the nine months ended September 30, 2018 as compared to 89.1% for the nine months ended September 30, 2017, partially offsetting the overall increase to rental income.
Other Revenue
Other revenue increased $0.5 million primarily as a result of additional revenue recognized from non-recurring services and fees at our operating facilities as well as interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $3.5 million primarily as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018.
Expenses
Property Operating Expenses
The following table presents property operating expenses incurred during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 (dollars in thousands):

	Nine Months Ended September 30,			Increase (Decrease)
Same store (placed in service - 2016 and prior)	2018		2017	Amount	%
AL/MC/CCRC properties	$54,085		$52,699	$1,386	2.6%
IL properties	54,980		50,763	4,217	8.3%
Net lease properties	1,089		14	1,075	7,678.6%
Properties placed in service - 2017	26,340	(1)	9,880	16,460	166.6%
Properties sold	5,016		5,170	(154)	(3.0)%
Total property operating expense	$141,510		$118,526	$22,984	19.4%
_______________________________________

(1)	Includes operating expenses incurred by our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Property operating expenses increased $23.0 million, primarily as a result of real estate portfolios acquired during 2017. On a same store basis, property operating expenses increased primarily as a result of rising labor and benefits costs as well as bad debt expense recorded for an operator of the Peregrine portfolio.

Interest Expense
The following table presents interest expense incurred during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
Same store (placed in service - 2016 and prior)	2018	2017	Amount	%
AL/MC/CCRC properties	$11,910	$9,314	$2,596	27.9%
IL properties	22,750	22,487	263	1.2%
Net lease properties	9,978	9,150	828	9.0%
Properties placed in service - 2017	7,334	3,232	4,102	126.9%
Properties sold	243	296	(53)	(17.9)%
Corporate	193	—	193	100.0%
Total interest expense	$52,408	$44,479	$7,929	17.8%
Interest expense increased $7.9 million, as a result of mortgage and seller financing obtained for 2017 real estate portfolios acquisitions. On a same store basis, additional financing obtained for the Watermark Fountains portfolio in December 2017 resulted in an increase to interest expense.
Other Expenses Related to Securitization Trust
Other expenses related to securitization trust decreased $2.1 million as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018. Securitization trust expenses were primarily comprised of fees paid to Freddie Mac, the original issuer, as guarantor of the interest and principal payments related to the investment grade securitization bonds.
Transaction Costs
Transaction costs primarily represent professional fees associated with new investments. Transaction costs for the nine months ended September 30, 2018 are primarily a result of the residual costs incurred for the Winterfell and Bonaventure operator transition. Transaction costs for the nine months ended September 30, 2017 are primarily a result of three real estate portfolio acquisitions that closed during the year, as well as the Winterfell operator transition cost.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $14.9 million primarily as a result of the December 2017 amendment to the advisory agreement which became effective during the first quarter of 2018. The amended advisory agreement reduced the monthly asset management fee and eliminated acquisition fees paid to the advisor.
General and Administrative Expenses
General and administrative expenses are incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business. General and administrative expenses increased $1.5 million, primarily as a result of an increase in professional fees, partially offset by lower indirect overhead expense allocated for the nine months ended September 30, 2018.
Depreciation and Amortization
The following table presents depreciation and amortization expense incurred during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
Same store (placed in service - 2016 and prior)	2018	2017	Amount	%
AL/MC/CCRC properties	$9,505	$8,882	$623	7.0%
IL properties	47,097	46,515	582	1.3%
Net lease properties	10,187	9,777	410	4.2%
Properties placed in service - 2017	15,049	3,610	11,439	316.9%
Properties sold	105	439	(334)	(76.1)%
Total depreciation and amortization expense	$81,943	$69,223	$12,720	18.4%
Depreciation and amortization expense increased $12.7 million, primarily as a result of real estate portfolios acquired during 2017 and capital improvements funded on same store portfolios.

Impairment Loss
During the nine months ended September 30, 2018, impairment loss of $5.2 million was recorded consisting of $2.8 million related to a property located in Franklin, Michigan within the Fountains portfolio, as a result of estimating the fair value of the property upon its reclassification to held for sale and $2.4 million related to a property located in Clinton, Connecticut within the Peregrine net lease portfolio, due to deteriorating operating results of the tenant resulting in failure to remit rental payments. There was no impairment losses recorded for the nine months ended September 30, 2017.
Other Income (Loss)
Unrealized Gain (Loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
During the nine months ended September 30, 2017, unrealized gain of $1.1 million on senior housing mortgage loans and debt held in a securitization trust represents the change in the fair value of the consolidated assets and liabilities of our investment in the Freddie Mac securitization. There was no unrealized gain recognized for the nine months ended September 30, 2018 as a result of the disposal of the investment.
Realized Gain (Loss) on Investments and Other
Realized gain (loss) on investments and other increased $4.1 million as a result of the recognition of a gain on the sale of our investment in the Freddie Mac securitization, as well as gains on the sales of remainder interest units, net of a loss generated from the sale of the Fountains at Franklin property, in the Watermark Fountains portfolio.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017			2018	2017
Portfolio	Equity in Earnings (Losses)		Select Revenues and Expenses, net(1)		Equity in Earnings, Net of Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$11	$(1,186)	$(1,304)	$(2,660)	$1,315	$1,474	$(159)	(10.8)%	$621	$985
Envoy	(29)	419	(300)	(1)	271	420	(149)	(35.5)%	283	427
Griffin - American	(3,692)	(5,795)	(13,500)	(15,228)	9,808	9,433	375	4.0%	4,193	6,913
Espresso	6,331	(19,258)	2,296	(27,032)	4,035	7,774	(3,739)	(48.1)%	—	3,307
Trilogy	1,137	(5,414)	(11,244)	(17,637)	12,381	12,223	158	1.3%	4,816	—
Subtotal	3,758	(31,234)	(24,052)	(62,558)	27,810	31,324	(3,514)	(11.2)%	9,913	11,632
Operator Platform(2)	149	—	—	—	149	—	149	100.0%	107	—
Total	$3,907	$(31,234)	$(24,052)	$(62,558)	$27,959	$31,324	$(3,365)	(10.7)%	$10,020	$11,632
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)	Represents our investment in Solstice.
Equity in earnings (losses) of unconsolidated ventures increased by $35.1 million, primarily due to one-time events in our investment in the Espresso joint venture, which recorded a liability extinguishment gain during the nine months ended September 30, 2018 and a loan loss reserve during the three months ended September 30, 2017. The liability extinguishment gain recognized during the three months ended September 30, 2018 and the loan loss reserve recognized during the three months ended September 30, 2017 were $14.1 million and $15.8 million, respectively. For additional information, refer to “—Portfolio Management.”
Equity in earnings, net of select revenues and expenses, decreased by $3.4 million primarily due to the Espresso portfolio, which has experienced three operator transitions, resulting in a decrease in revenues.
Income Tax Benefit (Expense)
Income tax expense for the nine months ended September 30, 2018 was $40,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the nine months ended September 30, 2017 was $56,000.

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
On October 12, 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we will only repurchase shares in connection with the death or qualifying disability of a stockholder. The amended and restated Share Repurchase Program became effective October 29, 2018. Our board of directors considered various factors, including our current financial condition, liquidity sources and capital needs, and believes that limiting repurchases will permit us to preserve and deploy capital better aligned with the long-term interests of our stockholders.
We currently believe that our capital resources are sufficient to meet our capital needs. If the performance of our investments falls below our expectations or we are unable to execute our financing strategy, we may be unable to pay distributions to our stockholders and repurchase shares consistent at current levels, or at all, and may be required to sell assets. For additional information regarding our liquidity needs and sources of liquidity, see below. As of November 8, 2018, we had $79.4 million of unrestricted cash.
Use of Liquidity
Borrowings and Other Commitments
Our commitments generally include principal and interest payments on our borrowings, including the obligations of our unconsolidated joint ventures. Borrowings that are maturing in our unconsolidated joint ventures may require us to fund additional contributions, if favorable refinancing is not obtained.
In particular, our Griffin-American joint venture has $1.85 billion of non-recourse mortgage debt on certain properties in the joint venture that matures in December 2019.  On November 9, 2018, the Griffin-American joint venture repaid in full the $100.5 million floating rate component of this debt, primarily with proceeds received from a refinancing of a select portfolio of medical office buildings.  Our Sponsor, who is an equity partner in the Griffin-American joint venture, is currently evaluating options in connection with the December 2019 scheduled maturity of the remaining $1.75 billion fixed rate component of the debt, of which our proportionate share is approximately $300 million.
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
Operating Expenses
In addition to our own operating expenses, as of September 30, 2018, we operated 63 properties, or 79.2% of our assets, excluding our unconsolidated ventures and properties designated held for sale, pursuant to management agreements, whereby we are directly exposed to various operational risks with respect to these healthcare properties. To the extent revenues are not sufficient to cover expenses at these properties, we will need to fund operating shortfalls.
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
Repurchases
We have adopted a Share Repurchase Program effective August 7, 2012, as most recently amended in October 2018, which enables stockholders to sell their shares to us in limited circumstances. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. Refer to Note 10, “Stockholders’ Equity” and Note 15, “Subsequent Events” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
Sources of Liquidity
Disposition of Investments
We may, from time to time, consider dispositions of investments to provide an additional source of liquidity. During the nine months ended September 30, 2018, we sold our investment in the Freddie Mac securitization, generating net proceeds of $35.8 million, as well as an operating property within our Watermark Fountains portfolio, generating net proceeds of $2.7 million. In October 2018, we sold 20.0% of our ownership interest in the Trilogy joint venture, which generated gross proceeds of $48.0 million and reduced our ownership interest in the joint venture from approximately 29% to 23%.
Cash From Operations
Our investments generate cash, either from operations or as a return of our invested capital. We primarily generate revenue from net operating income of real estate properties, as well as interest income from our debt investment and distributions from our investments in unconsolidated ventures. This income is partially offset by interest expense associated with our borrowings.
The failure of any of our investments to perform consistent with our expectations may have a material adverse impact on our liquidity needs. In addition, we have significant joint ventures, with unconsolidated joint ventures and consolidated joint ventures representing 37.4% and 19.8%, respectively, of our total real estate equity investments as of September 30, 2018, and we may not be able to control the timing of distributions from these investments, if any.
Borrowings
We have various forms of asset-level financing. Refer to Note 7, “Borrowings” of Part I, Item 1. “Financial Statements” for further information.
In October 2017, we obtained our Sponsor Line, for up to $15.0 million at an interest rate of 3.5% plus LIBOR to provide additional short-term liquidity. Our Sponsor Line had an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under our Sponsor Line was increased to $35.0 million. In March 2018, our Sponsor Line maturity was extended through December 2020. As of September 30, 2018, we had drawn and fully repaid $25.0 million under our Sponsor Line and we have not utilized our Sponsor Line in 2018.
In December 2017, we obtained our Corporate Facility for up to $25.0 million; subject to satisfaction of certain financial covenant conditions. Our Corporate Facility has a three year term at interest rates ranging between 2.5% and 3.5% plus LIBOR and has not been utilized as of November 8, 2018.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non- cash reserves and depreciation and as of September 30, 2018, our leverage was 61.8%. As of September 30, 2018, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 70.2%.

Offering
From inception through November 8, 2018, we have raised total gross proceeds of $2.0 billion, including $225.3 million in DRP proceeds. We are no longer raising capital from our Offering and we have invested substantially all of the net proceeds from our Offering. Since the successful completion of our Offering, we have only been raising new equity capital through our DRP, and as such, do not expect significant new investment activity.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2018	2017	2018 vs. 2017 Change
Operating activities	$20,000	$15,442	$4,558
Investing activities	34,691	(306,023)	340,714
Financing activities	(71,681)	94,704	(166,385)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,990)	$(195,877)	$178,887
Nine Months Ended September 30, 2018 compared to September 30, 2017
Operating Activities
Net cash provided by operating activities was $20.0 million for the nine months ended September 30, 2018 compared to $15.4 million for the nine months ended September 30, 2017. The increase of $4.6 million was primarily attributable to a decrease in asset management and acquisition fees paid to our Advisor.
Investing Activities
Our cash flows from investing activities are generally used to fund investment improvements and acquisitions, net of any investment dispositions. Net cash provided by investing activities was $34.7 million for the nine months ended September 30, 2018 compared to net cash used of $306.0 million for the nine months ended September 30, 2017. Cash flows provided by investing activities for the nine months ended September 30, 2018 are primarily attributable to the sale of our investment in the Freddie Mac securitization partially offset by additional capital improvements to existing investments. Cash flows used in investing activities for the nine months ended September 30, 2017 primarily relate to the acquisition of three operating real estate portfolios and additional capital contributions to joint venture investments.
The following table presents capital improvements made during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, excluding capital improvements made at our unconsolidated ventures (dollars in thousands):

	Nine Months Ended September 30,
Capital Improvements	2018	2017	2018 vs. 2017 Change
Development projects	$3,320	$1,247	$2,073
Recurring	16,683	12,216	4,467
Total improvement of operating real estate investments	$20,003	$13,463	$6,540
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock and changes in our mortgage notes payable. Cash flows used in financing activities was $71.7 million for the nine months ended September 30, 2018 compared to cash flow provided by financing activities of $94.7 million for the nine months ended September 30, 2017. The change of $166.4 million was primarily attributable to payments of dividends and share repurchases, with no proceeds obtained from real estate financings during the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements
As of September 30, 2018, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the nine months ended September 30, 2018 and the amount due to related party as of September 30, 2018 and December 31, 2017 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2017	Nine Months Ended September 30, 2018			Due to Related Party as of September 30, 2018 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management and other fees-related party	$—	$17,853	$(17,853)	(2)	$—
Acquisition(2)	Investments in unconsolidated ventures/Asset management and other fees-related party	8	(8)	—		—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	1,038	8,621	(7,168)		2,491
Total		$1,046	$26,466	$(25,021)		$2,491
_______________________________________

(1)	Includes $7.5 million paid in shares of our common stock.

(2)
From inception through September 30, 2018, our Advisor waived $0.3 million of acquisition fees related to healthcare-related securities. We did not incur any disposition fees during the nine months ended September 30, 2018, nor were any such fees outstanding as of December 31, 2017.

(3)	As of September 30, 2018, our Advisor does not have any unreimbursed operating costs which remain eligible to be allocated to us.

Issuance of Common Stock to our Advisor
Pursuant to the December 2017 amendment of our advisory agreement, for the nine months ended September 30, 2018, we issued 0.9 million shares totaling $7.5 million to an affiliate of our Advisor as part of its asset management fee.
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
Colony Capital Line of Credit
In October 2017, we obtained our Sponsor Line for up to $15.0 million at an interest rate of 3.5% plus LIBOR. Our Sponsor Line has an initial one year term, with an extension option of six months. Our Sponsor Line was approved by our board of directors, including all of our independent directors. In November 2017, the borrowing capacity under our Sponsor Line was increased to $35.0 million. In March 2018, our Sponsor Line maturity was extended through December 2020. As of December 31, 2017, we had drawn and fully repaid $25.0 million under our Sponsor Line. We did not utilize our Sponsor Line during the nine months ended September 30, 2018.
Recent Developments
Distribution Reinvestment Plan
For the period from October 1, 2018 through November 8, 2018, we issued 0.6 million shares pursuant to our DRP, representing gross proceeds of $4.9 million.
Share Repurchases
On October 12, 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we will only repurchase shares in connection with the death or qualifying disability of a stockholder. The amended and restated Share Repurchase Program became effective October 29, 2018.
For the period from October 1, 2018 through November 8, 2018, we repurchased 0.2 million shares for a total of $2.1 million or a price of $8.50 per share under our Share Repurchase Program. We fund repurchase requests received during a quarter with cash received from proceeds pursuant to the DRP. Prior to the approval of the amended and restated Share Repurchase program, we had a total of 12.0 million shares, or $101.8 million, based on our most recently published estimated value per share of $8.50, in unfulfilled repurchase requests. Refer to Item 1. “Financial Statements,” Note 10, “Stockholders’ Equity” for additional information regarding our Share Repurchase Program.
Distributions
During the period from October 1, 2018 through November 8, 2018, our board of directors approved a daily cash distribution of $0.000924658 per share of common stock for the months ended November 30, 2018 and December 31, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
Dispositions
Trilogy
In October 2018, we sold 20.0% of our ownership interest in the Trilogy joint venture, which generated gross proceeds of $48.0 million and reduced our ownership interest in the joint venture from approximately 29% to 23%. We sold the ownership interest to a wholly owned subsidiary of the operating partnership of Griffin-American Healthcare REIT IV, Inc., a REIT sponsored by AHI. The sale was approved by our board of directors, including all of its independent directors.
Envoy
In October 2018, the Envoy joint venture, of which we own 11.4%, executed a purchase and sale agreement totaling $116.0 million for the remaining 11 properties in the portfolio. Our proportionate share of net proceeds, after debt repayment and transaction costs, is anticipated to be approximately $5.0 million.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(6,604)	$(44,390)	$(74,366)	$(93,062)
Adjustments:
Depreciation and amortization	25,629	24,454	81,943	69,223
Impairment losses of depreciable real estate	—	—	4,514	—
Depreciation and amortization related to unconsolidated ventures	8,941	9,527	25,676	30,713
Depreciation and amortization related to non-controlling interests	(170)	(147)	(629)	(334)
Impairment loss on real estate related to non-controlling interests	—	—	(62)	—
Realized (gain) loss from sales of property	(63)	—	(63)	—
Realized gain (loss) from sales of property related to non-controlling interests	2	—	2	—
Realized (gain) loss from sales of property related to unconsolidated ventures	(9)	(734)	2,713	(1,281)
Impairment losses of depreciable real estate held by unconsolidated ventures	990	798	1,316	4,328
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$28,716	$(10,492)	$41,044	$9,587
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$28,716	$(10,492)	$41,044	$9,587
Adjustments:
Acquisition fees and transaction costs	—	8,380	796	14,107
Straight-line rental (income) loss	(248)	(324)	628	(1,287)
Amortization of premiums, discounts and fees on investments and borrowings	1,184	1,088	3,588	3,114
Amortization of discounts on healthcare-related securities	—	389	314	1,122
Adjustments related to unconsolidated ventures(1)	(17,159)	21,056	(5,653)	28,798
Adjustments related to non-controlling interests	10	(119)	(29)	(132)
Realized (gain) loss on investments and other	(663)	—	(4,158)	(118)
Unrealized (gain) loss on senior housing mortgage loans and debt held in securitization trust	—	(384)	—	(1,108)
Impairment of assets other than real estate	—	—	725	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$11,840	$19,594	$37,255	$54,083
_______________________________________

(1)
Primarily represents our proportionate share of liability extinguishment gains, loan loss reserves, transaction costs and amortization of above/below market debt adjustments and deferred financing costs, incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally pay distributions on a monthly basis based on daily record dates. From the date of our first investment on April 5, 2013 through December 31, 2017, we paid an annualized distribution amount of $0.675 per share of our common stock. Our board of directors approved a daily cash distribution of $0.000924658 per share of common stock, equivalent to an annualized distribution amount of $0.3375 per share, for each of the nine months ended September 30, 2018. Distributions are generally paid to stockholders on the first business day of the month following the month for which the distribution has accrued.

The following table presents distributions declared for the nine months ended September 30, 2018 and year ended December 31, 2017 (dollars in thousands):

	Nine Months Ended September 30, 2018		Year Ended December 31, 2017
Distributions(1)
Cash	$24,086		$58,766
DRP	23,165		67,037
Total	$47,251		$125,803

Sources of Distributions(1)
FFO(2)	$41,044	87%	$16,831	13%
Offering proceeds - Other	6,207	13%	108,972	87%
Total	$47,251	100%	$125,803	100%

Cash Flow Provided by (Used in) Operations	$20,000		$7,858
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through September 30, 2018, we declared $412.4 million in distributions. Cumulative FFO for the period from April 5, 2013 through September 30, 2018 was $55.7 million.

For the nine months ended September 30, 2018 and year ended December 31, 2017, distributions in excess of FFO were paid using available capital sources, including proceeds from borrowings and dispositions. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted. Future distributions declared and paid may exceed FFO and cash flow provided by operations. FFO, as defined, may not reflect actual cash available for distributions. Our ability to pay distributions from FFO or cash flow provided by operations depends upon our operating performance, including the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments, accounting of our investments in accordance with U.S. GAAP, the performance of underlying debt and ability to maintain liquidity. We will continue to assess our distribution policy in light of our operating performance and capital needs.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of September 30, 2018, 11.8% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. Of the floating rate liabilities outstanding as of September 30, 2018, 100.0% related to our directly owned operating real estate equity investments’ mortgage notes payable. As of September 30, 2018, we had two lines of credit which carry floating interest rates. There were no outstanding liabilities under either line of credit as of September 30, 2018.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of September 30, 2018, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.8 million annually. We did not have any floating rate real estate debt investments as of September 30, 2018.

A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of September 30, 2018, we had one fixed-rate debt investment with a carrying value of $74.7 million.
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
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures as of September 30, 2018 (dollars in thousands):

				Nine Months Ended September 30, 2018
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,225	$115,463	52.4%
Solstice Senior Living	(2)	32	4,000	79,350	36.0%
Avamere Health Services	(3)	5	453	12,541	5.7%
Arcadia Management		4	572	7,961	3.6%
Integral Senior Living	(2)	3	162	3,852	1.7%
Peregrine Senior Living		2	114	1,114	0.5%
Senior Lifestyle Corporation	(4)	2	115	(195)	(0.1)%
Other	(5)	—	—	464	0.2%
Total		77	10,641	$220,550	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	Effective February 2018, properties under the management of Bonaventure were transitioned to Avamere Health Services.

(4)	As a result of the tenant failing to remit rental payments, we accelerated the amortization of capitalized lease inducements.

(5)	Represents interest income earned on corporate-level cash accounts.
Credit risk in our debt investment relates to the borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through our Advisor’s comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction.

For the nine months ended September 30, 2018, the Espresso mezzanine loan and the Freddie Investment contributed 100.0% of interest income. As of September 30, 2018, one borrower, a subsidiary of the Espresso joint venture, represented 100.0% of the aggregate principal amount of our debt investments. The Espresso joint venture has several sub-portfolios, three of which have experienced tenant lease defaults and operator transitions.  The underlying tenant defaults resulted in defaults under the senior loans with respect to the applicable sub-portfolios, which in turn resulted in defaults under the Espresso mezzanine loan as of September 30, 2018.  We are actively monitoring the actions of the senior lenders of each sub-portfolio and assessing our rights and remedies.  We are also actively monitoring the operator transitions and continue to assess the collectability of principal and interest.

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
Our organizational documents permit us to pay distributions from any source, including Offering proceeds, borrowings or sales of assets. We have not established a limit on the amount of proceeds we may use to fund distributions. We may not generate sufficient cash flow from operations to fund distributions. For the nine months ended September 30, 2018, we declared distributions of $47.3 million compared to cash provided by operating activities of $20.0 million. For the declared distributions during the nine months ended September 30, 2018, $27.3 million, or 57.7%, of the distributions declared were paid using sources other than cash flow from operations. For the year ended December 31, 2017, we declared distributions of $125.8 million compared to cash provided by operating activities of $7.9 million. For the declared distributions during the year ended December 31, 2017, $117.9 million, or 93.8%, of the distributions declared were paid using sources other than cash flow from operations.  If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective August 7, 2012, as most recently amended in October 2018, which enables stockholders to sell their shares to us in limited circumstances. We may not repurchase shares unless a stockholder has held shares for at least one year. However, we may repurchase shares held for less than one year in connection with a stockholder’s death or qualifying disability. A qualifying disability is a disability as such term is defined in Section 72(m)(7) of the Internal Revenue Code that arises after the purchase of the shares requested to be repurchased.
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

•
The price paid for shares will be: (a) for shares repurchased in connection with a death or disability, the lesser of the price paid for the shares or the most recently published estimated net asset value per share, which is currently $8.50 and (b) for all other shares, 90.0% of the most recently published estimated value per share, which is currently $7.65; and

•
In the event all repurchase requests in a given quarter could not be satisfied, we first repurchased shares submitted in connection with a stockholder’s qualifying death or disability, and thereafter repurchased shares pro rata, and we sought to honor any unredeemed shares in a future quarter (unless the stockholder withdrew its request).

To the extent that the aggregate DRP proceeds are less than the amount of repurchase requests, our board of directors may, if it determines in its sole discretion to accommodate all or a portion of the excess repurchase requests, choose to use other sources of funds.
For the nine months ended September 30, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	20,839	$9.91	20,839	(1)
February 1 to February 28	1,027,861	7.78	1,027,861	(1)
March 1 to March 31	—	—	—
April 1 to April 30	—	—	—
May 1 to May 31	1,002,908	7.84	1,002,908	(1)
June 1 to June 30	—	—	—
July 1 to July 31
August 1 to August 31	976,894	7.91	976,894	(1)
September 1 to September 30
Total	3,028,502	$7.86	3,028,502
_______________________________________

(1)	Subject to funds being available, the limits under our Share Redemption Program were amended in December 2017, as described in further detail above.
In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we will only repurchase shares in connection with the death or qualifying disability of a stockholder. Prior to the approval of the amended and restated Share Repurchase program, we had a total of 12.0 million shares, or $101.8 million, based on our most recently published estimated value per share of $8.50, in unfulfilled repurchase requests. For additional information, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
Unregistered Sales of Equity Securities
On September 28, 2018, we issued 294,118 shares of common stock at $8.50 per share to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Equity (unaudited) for the nine months ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	November 9, 2018	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer