Form 10-K
period 2018-12-31
NorthStar Healthcare Income, Inc.
filed 2019-03-22
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 189,138,283 shares outstanding as of March 21, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement related to the registrant’s 2019 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

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

•
the impact of increased operating costs on our liquidity, financial condition and results of operations or that of our tenants, operators and managers and our ability and the ability of our tenants, operators and managers to accurately estimate the magnitude of those costs;

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

•
the financial weakness of our tenants and operators, including potential bankruptcies and downturns in their businesses, and their legal and regulatory proceedings, which results in uncertainties regarding our ability to continue to realize the full benefit of such tenants’ and operators’ leases and/or expose us to additional liabilities and expenses;

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

•
the impact of continued business uncertainties following our sponsor’s merger with NorthStar Realty Finance Corp. and Colony Capital, Inc., as well as adverse changes in the financial health and public perception of our sponsor;

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

•	changes in our business or investment strategy;

•	changes in the value of our portfolio;

•	the impact of fluctuations in interest rates;

•	our ability to realize current and expected returns over the life of our investments;

•	illiquidity of properties or debt investments in our portfolio;

•	environmental compliance costs and liabilities;

•	the effectiveness of our risk and portfolio management systems;

•	the potential failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

•	the extent and timing of future healthcare reform and regulation, including changes in reimbursement policies, procedures and rates;

•	legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs;

•	our ability to maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	the loss of our exemption from registration under the Investment Company Act of 1940, or the Investment Company Act, as amended;

•	general volatility in capital markets;

•	the adequacy of our cash reserves and working capital; and

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
We completed our initial public offering, or our Initial Offering, on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in our initial primary offering, or our Initial Primary Offering, and 2.0 million shares issued pursuant to our distribution reinvestment plan, or our DRP. In addition, we completed our follow-on offering, or our Follow-On Offering, on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in our follow-on primary offering, or our Follow-on Primary Offering, and 4.2 million shares issued pursuant to our DRP. We refer to our Initial Primary Offering and our Follow-on Primary Offering collectively as our Primary Offering and our Initial Offering and Follow-On Offering collectively as our Offering. In December 2015, we registered an additional 30.0 million shares to be offered pursuant to our DRP and continue to offer such shares, although we suspended payment of monthly distributions to stockholders on February 1, 2019. From inception through March 21, 2019, we raised total gross proceeds of $2.0 billion, including $232.6 million in DRP proceeds.
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
Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies, which we refer to collectively as the Managed Companies. As of December 31, 2018, our Sponsor had $43.0 billion of assets under management, including Colony Capital’s balance sheet investments and third-party managed investments. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of Colony Capital and manages our day-to-day operations pursuant to an advisory agreement.
Our Strategy
Our primary objective is to invest and manage our portfolio to maximize shareholder value by generating attractive risk-adjusted returns, while maintaining stable cash flow for distributions. The key elements of our strategy include:

•
Grow the Operating Income Generated by Our Portfolio. Through active portfolio management, we will continue to review and implement operating strategies and initiatives in order to enhance the performance of our existing investment portfolio.

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

•
Consider Selective Dispositions and Opportunities for Asset Repositioning. We will consider selective dispositions of assets in connection with strategic repositioning of assets or otherwise where we believe the disposition will achieve a desired return or opportunities exist to enhance overall returns. As the healthcare industry evolves, we will continue to assess the need for strategic asset repositioning, including evaluating assets, operators and markets to position our portfolio for optimal performance.

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

•
Financing Strategy. We use asset-level financing as part of our investment strategy to leverage our investments while managing refinancing and interest rate risk. We typically finance our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing. In addition, we have a revolving line of credit to provide additional short-term liquidity as needed. Refer to “Liquidity and Capital Resources” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Our Investments
We have invested in independent living facilities, or ILF, assisted living facilities, or ALF, memory care facilities, or MCF, continuing care retirement communities, or CCRC, which we collectively refer to as senior housing facilities, skilled nursing facilities, or SNF, medical office buildings, or MOB, and hospitals.
Our primary investment segments are as follows:

•	Direct Investments - Net Lease - Healthcare properties operated under net leases with a tenant operator.

•	Direct Investments - Operating - Healthcare properties operated pursuant to management agreements with healthcare operators.

•
Unconsolidated Investments - Healthcare joint ventures, including properties operated under net leases or pursuant to management agreements with healthcare operators, in which we own a minority interest.

•
Debt and Securities Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate and commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties. As of December 31, 2018, we had one mezzanine loan.

For financial information regarding our reportable segments, refer to Note 14, “Segment Reporting” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

The following table presents a summary of investments as of December 31, 2018 (dollars in thousands):

		Properties(1)(2)
Investment Type / Portfolio	Amount(3)	Senior Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Net Lease
Watermark Fountains(4)	$288,836	6	—	—	—	6	Various	100.0%
Arbors	126,825	4	—	—	—	4	Northeast	100.0%
Peregrine(5)	25,500	3	—	—	—	3	Northeast/Southeast	100.0%
Subtotal	441,161	13	—	—	—	13

Direct Investments - Operating
Winterfell	904,985	32	—	—	—	32	Various	100.0%
Watermark Fountains(4)	356,915	9	—	—	—	9	Various	97.0%
Rochester	219,518	10	—	—	—	10	Northeast	97.0%
Watermark Aqua	116,215	5	—	—	—	5	West/Southwest/Midwest	97.0%
Avamere	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	19,427	1	—	—	—	1	West	100.0%
Kansas City	15,000	2	—	—	—	2	Midwest	100.0%
Subtotal	1,731,498	64	—	—	—	64

Unconsolidated Investments
Griffin-American	475,861	92	108	41	14	255	Various	14.3%
Trilogy(6)	351,255	9	—	70	—	79	Various	23.2%
Espresso	320,373	6	—	150	—	156	Various	36.7%
Eclipse	56,540	44	—	32	—	76	Various	5.6%
Solstice(7)	—	—	—	—	—	—	Various	20.0%
Envoy(8)	—	—	—	—	—	—	Mid - Atlantic/Northeast	11.4%
Subtotal	1,204,029	151	108	293	14	566

Debt and Securities Investments
Mezzanine Loan(9)	75,000	—	—	—	—	—

Total Investments	$3,451,688	228	108	293	14	643
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Excludes properties held for sale.

(3)
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

(4)
Watermark Fountains portfolio consists of six wholly-owned net lease properties totaling $288.8 million and nine operating facilities totaling $356.9 million, in which we own a 97.0% interest. One of the operating facilities consists of 11 condominium units in which we hold future interests, or the Remainder Interests.

(5)	Properties within Peregrine portfolio are leased to two tenants, affiliates of Peregrine Senior Living and Senior Lifestyle Corporation.

(6)	Includes institutional pharmacy, therapy businesses and lease purchase buy-out options in connection with the Trilogy investment, which are not subject to property count.

(7)
In November 2017, we began the transition of operations of the Winterfell portfolio, from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%.

(8)
The remaining 11 properties owned by the Envoy joint venture have been reclassified as held for sale. In March 2019, the Envoy joint venture completed the sale of the 11 properties, for a sales price of $118.0 million.

(9)	Our mezzanine loan was originated to a subsidiary of our joint venture with Formation and Safanad Management Limited, which we refer to as Espresso.

The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

_______________________________________

(1)	Classification based on predominant services provided, but may include other services.
Our investments include the following types of healthcare facilities as of December 31, 2018:

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

◦
Continuing care retirement community. CCRCs provide, as a continuum of care, the services described for ILFs, ALFs and SNFs in an integrated campus. CCRCs can be structured to offer services covered under a regular monthly rental fee or under a one-time upfront entrance fee, which is partially refundable in certain circumstances. Residents under entrance fee agreements may also pay a monthly service fee, which entitles them to the use of certain amenities and services, however, the monthly fees are generally less than fees at a comparable rental community. The refundable portion of a resident's entrance fee is generally refundable within a certain period following contract termination or upon the resale of the unit, or in some agreements, upon the resale of a comparable unit or after the resident vacates the unit. Some entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit upon resale.

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

Direct Investments - Operating
For our operating properties, we enter in management agreements that generally provide for the payment of a fee to a manager, typically 4-5% of gross revenues with the potential for certain incentive compensation, and have direct exposure to the revenues and operating expenses of a property. As a result, our operating properties allow us to participate in the risks and rewards of the operations of healthcare facilities. Revenue derived from ILFs within our direct operating investments is classified as rental income on our consolidated statements of operations. Revenue derived from ALFs, MCFs and CCRCs within our direct operating investments is classified as resident fee income on our consolidated statements of operations.
The weighted average resident occupancy of our operating properties was 81.6% as of December 31, 2018.
Direct Investments - Net Lease
For our net lease properties, we enter into net leases that generally provide for fixed rental payments, subject to periodic increases based on certain percentages or the consumer price index, and obligate the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Revenue derived from our net lease properties is classified as rental income on our consolidated statements of operations.
Our net lease properties are leased to four operators, with a remaining weighted average lease term of 7.9 years as of December 31, 2018.
Operators and Tenants
The following table presents the operators and tenants of our direct investments as of December 31, 2018 (dollars in thousands):

				Year Ended December 31, 2018
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$152,875	52.0%
Solstice Senior Living	(2)	32	4,000	105,617	35.9%
Avamere Health Services	(3)	5	453	16,735	5.7%
Arcadia Management		4	572	10,615	3.6%
Integral Senior Living	(2)	3	162	5,695	1.9%
Peregrine Senior Living		2	114	1,467	0.5%
Senior Lifestyle Corporation	(4)	1	63	51	—%
Other	(5)	—	—	1,216	0.4%
Total		77	10,629	$294,271	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	Effective February 2018, properties under the management of Bonaventure were transitioned to Avamere Health Services.

(4)	As a result of the tenant failing to remit rental payments, we accelerated the amortization of capitalized lease inducements. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.
We have been in the process of transitioning several of our portfolios to new operators or managers. In certain instances, we transitioned portfolios as part of our overall business plan, or as a result of a decision that a seller does not want to continue managing the portfolio following the acquisition. For example, in November 2017, we began the transition of operations of the Winterfell portfolio from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice. Solstice is a joint venture between affiliates of Integral Senior Living, or ISL, a leading management company of senior independent living, assisted living and memory care properties founded in 2000, which owns 80%, and us, who owns 20%. We have also transitioned operations of the newly acquired Rochester, Avamere and Oak Cottage portfolios, which were planned in connection with the acquisitions.
In other instances, the transition was the result of the failure of an operator to meet certain of its lease obligations, such as the Kansas City portfolio, for which we entered into a new management agreement with a third party manager, ISL, in June 2017, and the Peregrine portfolio, for which we entered into a new lease with an affiliate of Senior Lifestyle Corporation, or SLC, and transitioned two of the four properties to SLC in the third quarter of 2016.
While several of our portfolios have completed the process of transitioning operators and managers, the ongoing impact of the completed transitions and new transitions continued through 2018.
Watermark Retirement Communities and Solstice, together with their affiliates, manage substantially all of our operating properties. As a result, we are dependent upon their personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our properties efficiently and effectively. Through our 20.0% ownership of Solstice, we are entitled to certain rights and minority protections.
Unconsolidated Investments
As of December 31, 2018, our unconsolidated investments included the following:

•
Griffin-American. We own a 14.3% interest in a $3.3 billion portfolio, based on cost, of SNFs, ALFs, MOBs and hospitals across the United States and care homes in the United Kingdom. Our Sponsor and other minority partners own the remaining 85.7% of this portfolio.

•
Trilogy. We own a 23.2% interest in a $1.5 billion portfolio, based on cost, of predominantly SNFs located in the Midwest and operated pursuant to management agreements with Trilogy Health Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. The joint venture continues to be active in the development of new facilities as part of its business plan and has grown, in both property count and net operating income, year-over-year. Griffin-American Healthcare REIT III, Inc., or GAHR3, Griffin-American Healthcare REIT IV, Inc., or GAHR4, and management of Trilogy own the remaining 76.8% of this portfolio.

•
Espresso. We own a 36.7% interest in a $0.9 billion portfolio, based on cost, of predominantly SNFs, located in various regions across the United States, and organized in six sub-portfolios and currently leased to nine different operators under net leases. Three of the sub-portfolios within the Espresso joint venture have executed operator transitions plans. An affiliate of Formation Capital, or Formation, acts as the general partner and manager of this investment. We also have a mezzanine loan relating to this portfolio. Refer to “—Real Estate Debt and Securities Investments Overview” below.

•
Eclipse. We own a 5.6% interest in a $1.0 billion portfolio, based on cost, of SNFs and ALFs leased to, or managed by, a variety of different operators across the United States. Our Sponsor and other minority partners and Formation own 86.4% and 8.0% of this portfolio, respectively.

•
Solstice. We own a 20.0% interest in an operator platform joint venture established to manage the operations of the Winterfell portfolio. An affiliate of Integral Senior Living, LLC, a leading management company of ILF, ALF and MCF founded in 2000, owns the remaining 80.0%.

•
Envoy. We own an 11.4% interest in a $0.1 billion portfolio, based on cost, of SNFs located in the Mid-Atlantic region and operated by a single operator. Formation acts as the general partner and manager of this investment. All remaining properties within the Envoy portfolio have been reclassified as held for sale as of December 31, 2018. In March 2019, the Envoy joint venture completed the sale of the 11 properties, for a sales price of $118.0 million.

Real Estate Debt and Securities Investments Overview
As of December 31, 2018, our investments in real estate debt secured by healthcare facilities consisted of one mezzanine loan, which matures on January 30, 2021. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above.

The following table presents a summary of our debt investment as of December 31, 2018 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value(2)	Fixed Rate	Unleveraged Current Yield
Espresso Mezzanine loan(1)	1	$75,000	$58,600	10.0%	10.3%
_______________________________________

(1)	Property types underlying the mezzanine loan predominately include SNFs, which are located primarily in the Midwest, Northeast and Southeast regions of the United States.

(2)
As a result of impairments and other non-cash reserves recorded by the joint venture, the carrying value of our Espresso unconsolidated investment was reduced to zero as of December 31, 2018. We have recorded the excess equity in losses related to our unconsolidated investment as a reduction to the carrying value of our mezzanine loan, which was originated to a subsidiary of the Espresso joint venture.

As of December 31, 2018, our debt investment was not performing in accordance with the contractual terms of its governing documents.  The Espresso mezzanine loan is secured by a joint venture that has several sub-portfolios, three of which have experienced tenant lease defaults and operator transitions.  The underlying tenant defaults resulted in defaults under the senior loans with respect to the applicable sub-portfolios, which in turn resulted in defaults under our mezzanine loan as of December 31, 2018.  We are actively monitoring the actions of the senior lenders of each sub-portfolio and assessing our rights and remedies.  We are also actively monitoring the operator transitions and continue to assess the collectability of principal and interest. As of March 21, 2019, contractual debt service on the Espresso mezzanine loan has been paid in accordance with contractual terms.
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
Our Advisor, together with Formation (referred to herein as our Advisor’s asset management team), are experienced and use many methods to actively manage our asset base to enhance or preserve our income, value and capital and mitigate risk. Our Advisor’s asset management team seeks to identify strategic development opportunities for our existing and future investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide optimal mix of services and enhance the overall value of our assets. To manage risk, our Advisor’s asset management team engages in frequent review and dialogue with operators/managers/borrowers/third party advisors and periodic inspections of our owned properties and collateral. In addition, our Advisor’s asset management team considers the impact of regulatory changes on the performance of our portfolio. During the quarterly credit and operating results review, or more frequently as necessary, investments are put on highly-monitored status, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. Each situation depends on many factors, including the number of properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and the financial condition of our operators/managers/borrowers.
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

•
regulate healthcare operators, including those in the senior housing sector that may be our operators, with respect to licensure, certification for participation in government programs and relationships with patients, physicians, tenants and other referral sources;

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
Tax Regulation
We elected to be taxed as a REIT under the Internal Revenue Code, commencing with our taxable year ended December 31, 2013. If we maintain our qualification as a REIT for federal income tax purposes, we will generally not be subject to federal income tax on our taxable income that we distribute as dividends to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter. In addition, we operate certain healthcare properties through structures permitted under the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, which permit the Company, through taxable REIT subsidiaries, or TRSs, to have direct exposure to resident fee income and incur related operating expenses.

The Protecting Americans from Tax Hikes Act of 2015
On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a provision referred to as the Protecting Americans from Tax Hikes Act of 2015, or the PATH Act. On June 7, 2016, the Internal Revenue Service, or the IRS, issued temporary Treasury Regulations under the PATH Act, finalized in part in Treasury Regulations issued on January 17, 2017. The PATH Act and the accompanying Treasury Regulations changed certain of the rules affecting REIT qualification and taxation of REITs and REIT stockholders described under the heading “U.S. Federal Income Tax Considerations” in our prospectus included in our Registration Statement on Form S‑3 filed December 7, 2015. These changes are briefly summarized as follows:

•	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

•	For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to us as a “publicly offered REIT,” as defined in Internal Revenue Code Section 562(c)(2).

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

•
For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains acquired from C corporations in carry-over basis transactions will trigger the built-in gains tax was reduced from ten years to five years.

•
REITs are subject to a 100% tax on net income from “prohibited transactions,” i.e., sales of dealer property (other than “foreclosure property”). These rules also contain safe harbors under which certain sales of real estate assets will not be treated as prohibited transactions. One of the requirements for the current safe harbors is that (I) the REIT does not make more than seven sales of property (subject to specified exceptions) during the taxable year at issue, or (II) the aggregate adjusted bases (as determined for purposes of computing earnings and profits) of property (other than excepted property) sold during the taxable year does not exceed 10% of the aggregate bases in the REIT’s assets as of the beginning of the taxable year, or (III) the fair market value of property (other than excepted property) sold during the taxable year does not exceed 10% of the fair market value of the REIT’s total assets as of the beginning of the taxable year. If a REIT relies on clause (II) or (III), substantially all of the marketing and certain development expenditures with respect to the properties sold must be made through an independent contractor. For taxable years beginning after December 18, 2015, clauses (II) and (III) were liberalized to permit the REIT to sell properties with an aggregate adjusted basis (or fair market value) of up to 20% of the aggregate bases in (or fair market value of) the REIT’s assets as long as the 10% standard is satisfied on average over the three-year period comprised of the taxable year at issue and the two immediately preceding taxable years. In addition, for taxable years beginning after 2015, for REITs that rely on clauses (II) or (III), a TRS may make the marketing and development expenditures that previously had to be made by independent contractors.

•
A number of changes applicable to REITs were made to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, rules for taxing non-U.S. persons on gains from sales of U.S. real property interests, or USRPIs:

•
For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends as ordinary dividends were increased from not more than 5% to not more than 10%.

•	Effective December 18, 2015, new rules simplified the determination of whether we are a “domestically controlled qualified investment entity.”

•
For dispositions and distributions after December 18, 2015, “qualified foreign pension funds” as defined in new Internal Revenue Code Section 897(l)(2) and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA and FIRPTA withholding. New FIRPTA rules also apply to “qualified shareholders” as defined in Internal Revenue Code Section 897(k)(3).

•	For sales of USRPIs occurring after February 16, 2016, the FIRPTA withholding rate for sales of USRPIs and certain distributions generally increased from 10% to 15%.
The Tax Cuts and Jobs Act
On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act, or the TCJA. The TCJA made major changes to the Internal Revenue Code including several provisions of the Internal Revenue Code that may affect the taxation of REITs and their securityholders described under the heading “U.S. Federal Income Tax Considerations” in our prospectus included in our Registration Statement on Form S-3 filed December 7, 2015. The individual and collective impact of these changes on REITs and their securityholders remains uncertain in some respects, and may not become evident for some period. The most significant of these provisions are briefly summarized as follows:

•	With respect to individuals, the TCJA made significant changes to individual tax rates and deductions:

•
The TCJA created seven income tax brackets for individuals ranging from 10% to 37% that generally apply at higher thresholds than current law. For example, the highest 37% rate applies to joint return filer incomes above $600,000, instead of the highest 39.6% rate that applied to incomes above $470,700 under pre-TCJA law.

•	The maximum 20% rate that applies to long-term capital gains and qualified dividend income is unchanged, as is the 3.8% Medicare tax on net investment income remained unchanged.

•
The TCJA eliminated personal exemptions, but nearly doubled the standard deduction for most individuals (for example, the standard deduction for joint return filers rose from $12,700 in 2017 to $24,000 in 2018).

•
The TCJA eliminated many itemized deductions, limited individual deductions for state and local income, property and sales taxes (other than those paid in a trade or business) to $10,000 collectively for joint return filers (with a special provision to prevent 2017 deductions for prepayment of 2018 taxes), and limited the amount of new acquisition indebtedness on principal or second residences for which mortgage interest deductions are available to $750,000. Interest deductions for new home equity debt were eliminated.

•	Charitable deductions were generally preserved. The phaseout of itemized deductions based on income was eliminated.

•	The TCJA did not eliminate the individual alternative minimum tax, but it raised the exemption and exemption phaseout threshold for application of the tax.

•	These individual income tax changes were generally effective beginning in 2018, but without further legislation, they will sunset after 2025.

•
Under the TCJA, individuals, trusts, and estates generally may deduct 20% of “qualified business income” (generally, domestic trade or business income other than certain investment items) of certain pass-through entities. In addition, “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income, which in each case are already eligible for capital gain tax rates) and certain other income items are eligible for the deduction by the taxpayer. The overall deduction is limited to 20% of the sum of the taxpayer’s taxable income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. In addition, for taxpayers with income above a certain threshold (e.g., $315,000 for joint return filers), the deduction for each trade or business is generally limited to no more than the greater of (i) 50% of the taxpayer’s proportionate share of total wages from the pass-through entity, or (ii) 25% of the taxpayer’s proportionate share of such total wages plus 2.5% of the unadjusted basis of acquired tangible depreciable property that is used to produce qualified business income and satisfies certain other requirements. The deduction for qualified REIT dividends is not subject to these wage and property basis limits. Consequently, the deduction equates to a maximum 29.6% tax rate on ordinary REIT dividends. As with the other individual income tax changes, the deduction provisions were effective beginning in 2018. Without further legislation, the deduction would sunset after 2025.

•
Net operating loss, or NOL, provisions were modified by the TCJA. The TCJA limits the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminates NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018.

•
The TCJA reduced the 35% maximum corporate income tax rate to a maximum 21% corporate rate, and reduced the dividends-received deduction for certain corporate subsidiaries. The reduction of the corporate tax rate to 21% also results in the reduction of the maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of USRPIs from 35% to 21%. The TCJA also permanently eliminated the corporate alternative minimum tax. These provisions were effective beginning in 2018.

•
The TCJA limits a taxpayer’s net interest expense deduction to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitation at the partnership level. The TCJA allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property, and a 20-year recovery period for related improvements described below. For this purpose, a real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operating, management, leasing, or brokerage trade or business. We believe this definition encompasses our business and thus will allow us the option of electing out of the limits on interest deductibility should we determine it is prudent to do so. Nonetheless, if a domestic TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships). The interest deduction limit applied beginning in 2018.

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

•
The TCJA continues the deferral of gain from the like kind exchange of real property, but provides that foreign real property is no longer “like kind” to domestic real property. Furthermore, the TCJA eliminated like-kind exchanges for most personal property. These changes were effective generally for exchanges completed after December 31, 2017, with a transition rule allowing such exchanges where one part of the exchange was completed prior to December 31, 2017.

•
The TCJA moves the United States from a worldwide to a modified territorial tax system, with provisions included to prevent corporate base erosion. These provisions could affect the taxation of foreign subsidiaries and/or properties.

•
The TCJA made other significant changes to the Internal Revenue Code. These changes include provisions limiting the ability to offset dividend and interest income with partnership or S corporation net active business losses. These provisions were effective beginning in 2018, but without further legislation, will sunset after 2025.

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
Fraud and Abuse Enforcement
Healthcare providers are subject to federal and state laws and regulations that govern their operations and, in some cases, arrangements with referral sources. These laws include those that require providers to furnish only medically necessary services and submit to third-party payors valid and accurate statements for each service, Medicare and Medicaid laws and regulations, privacy and security laws, as well as kickback laws, self-referral laws and false claims acts. In particular, enforcement of the federal False Claims Act has resulted in increased enforcement activity for healthcare providers and can involve significant monetary damages and awards to private plaintiffs who successfully bring “whistleblower” lawsuits. Sanctions for violations of these laws, regulations and other applicable guidance may include, but are not limited to, loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs or closure of the facility, any of which could have a material adverse effect on the operations and financial condition of our tenants, operators and managers, which, in turn may adversely impact us.
Healthcare Reform

The Patient Protection and Affordable Care Act of 2010, or ACA, impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to legislative, administrative, and judicial scrutiny. In 2017, Congress enacted legislation eliminating the tax penalty for individuals who do not purchase insurance after it unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Additionally, the Centers for Medicare and Medicaid Services, or CMS, discontinued payment of cost-sharing reduction subsidies to insurance providers. In 2018, the average annual premium for employer-based family coverage rose 5 percent and 3 percent for single coverage. Further, CMS has begun approving waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, like work requirements, in order to maintain eligibility for Medicaid (although some of these waivers have subsequently been challenged in court). These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us. Congress may revisit ACA or Medicaid reform legislation in 2019. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are suspended, slowed, or subject to reduced funding, such actions could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.

On December 14, 2018, a U.S. District Court in Texas ruled the ACA unconstitutional in its entirety. This decision has been appealed, and will not take effect while that appeal is pending. Nonetheless, should this ruling be upheld upon appeal, it could dramatically change U.S. healthcare regulation in numerous ways and may potentially spur congressional action, making the ultimate consequences of the ruling difficult to predict. Should the ruling be upheld and implemented, the immediate effects would include reduced access to health coverage through: (1) reduced Medicaid eligibility, (2) the disestablishment of health insurance exchanges and accompanying subsidized premiums, and (3) no requirement for businesses to provide health insurance. Amendments, including certain waivers, to healthcare fraud and abuse laws made by the ACA would also be void, which could change the enforcement posture of federal regulators. Current healthcare reimbursement standards, including those discussed below, are predicated on changes made by the ACA and implementation of this ruling would create significant uncertainty regarding the legality of such standards and what standards are in effect absent the ACA. The effects of this ruling could adversely affect the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
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

Medicare Reimbursement
Medicare is a significant payor source for our SNFs and hospitals. SNFs are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System, while hospitals are reimbursed by Medicare under prospective payment systems that vary based upon the type of hospital, geographic location and service furnished. Under these payment systems, providers typically receive fixed fees for defined services, which creates a risk that payments will not cover the costs of delivering care. In addition, CMS continues to focus on linking payment to performance relative to quality and other metrics and bundling payments for multiple items and services in a way that shifts more financial risk to providers. These changes, and a facility’s ability to conform to them, could reduce payments and patient volumes for some facilities, including our tenants and operators, which may in turn impact us. Furthermore, while CMS has previously tested some of these new payment principles through optional “models,” CMS could adopt rules making certain detrimental payment policies mandatory. The current presidential administration could propose additional changes to the amount and manner in which healthcare providers are paid, and these changes also could have a material adverse effect on payments and patient volumes for some facilities. Lastly, Congress is contemplating substantial reforms to the Medicare program as a whole that, if enacted, could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.

Skilled Nursing Conditions for Participation - On October 4, 2016, CMS published a final rule to make major changes to improve the care and safety of residents in long-term care facilities that participate in the Medicare and Medicaid programs. The policies in this final rule were targeted at reducing unnecessary hospital readmissions and infections, improving the quality of care, and strengthening safety measures for residents in these facilities. The regulations were effective on November 28, 2016, but CMS has been implementing the regulations using a phased approach, with Phase 1 of the regulations implemented on November 28, 2016, Phase 2 of the regulations implemented on November 28, 2017 and Phase 3 of the regulations to be implemented on November 28, 2019. Failure of our tenants and operators to comply with the new regulations could have an adverse impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.

Skilled Nursing - In August 2018, CMS adopted a revised methodology used to compensate skilled nursing facilities for therapy services, which changes the core basis of reimbursement from duration of services provided to reimbursement based on anticipated patient needs; these changes will take effect on October 1, 2019. A tenant or operator of a SNF’s ability to conform to these changes could positively or negatively impact the facility’s revenue, which in turn may adversely impact us.

Medicaid Reimbursement

Medicaid is also a significant payor source for our SNFs and hospitals. The federal and state governments share responsibility for financing Medicaid. Within certain federal guidelines, states have a fairly wide range of discretion to determine Medicaid eligibility and reimbursement methodology. CMS, in part as a result of the change in leadership in the executive branch, has embraced a more flexible approach to state amendments and waivers that allow states even more latitude to determine eligibility and reimbursement. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits; some states have elected not to expand their Medicaid eligibility criteria pursuant to the ACA. Some states are transitioning their Medicaid programs to managed care models, which rely on networks of contracted providers to provide services at reduced negotiated rates to a higher volume of patients than they might see absent the contract. Such changes may reduce the volume of Medicaid patients at facilities that do not participate in the managed care plan’s network. Facilities that do participate may not receive a sufficient increase in patient volume to offset their lowered reimbursement rates. States and the federal government are also examining ways to further align Medicare reimbursement with quality metrics and other value-based payment models that might shift risk to or place additional compliance costs on facilities. Congress and the current presidential administration have sought to repeal and alter the ACA and substantially reform the Medicaid program. If successful, Congress may repeal the provisions of the ACA that encouraged states to expand Medicaid eligibility to more adults, including additional federal matching funds that enabled states to do so. Congress also might impose strict limits on the federal role in subsidizing the costs of state Medicaid programs. These actions, if enacted, could result in states reducing or eliminating eligibility for certain individuals and/or offsetting the cost by further reducing payments to providers of services. Congress is also considering enacting substantial reforms to Medicaid to grant states more autonomy and discretion to design Medicaid programs. These changes, if enacted, could also reduce or eliminate eligibility for certain individuals and/or allow states to further reduce payments to providers of services. In some states, our tenants and operators could experience delayed or reduced payment for services furnished to Medicaid enrollees, which in turn may adversely impact us. As noted above, ongoing litigation regarding the ACA and Medicaid waivers may also affect Medicaid coverage and reimbursement.

Licensure, CON, Certification and Accreditation

Hospitals, SNFs, senior housing facilities and other healthcare providers that operate healthcare properties in our portfolio may be subject to extensive state licensing and certificate of need, or CON, laws and regulations, which may restrict the ability of our tenants and operators to add new properties, expand an existing facility’s size or services, or transfer responsibility for operating a particular facility to a new tenant, operator or manager. The failure of our tenants and operators to obtain, maintain or comply with any required license, CON or other certification, accreditation or regulatory approval (which could be required as a condition of third-party payor reimbursement) could result in loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs or closure of the facility, any of which could have an adverse effect on the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us.
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
Investment Company Act
We believe that we are not, and intend to conduct our operations so as not to become, regulated as an investment company under the Investment Company Act. We have relied, and intend to continue to rely, on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors—Maintenance of our Investment Company Act exemption imposes limits on our operations.”
Environmental Matters
A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect our properties. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed or impair the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.
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
Seasonality
Our revenues, and our operators’ revenues, are dependent on occupancy. It is difficult to predict seasonal trends and the related potential impact of the cold and flu season, occurrence of epidemics or any other widespread illnesses on the occupancy of our facilities. A decrease in occupancy could affect the operating income of our operating properties as well as the ability of our net lease operators to make payments to us.
Employees
As of December 31, 2018, we had no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
Our internet address is www.northstarhealthcarereit.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of ethics, corporate governance guidelines and our audit committee charter. Within the time period required by the rules of the SEC, we will post on our website any amendment to our code of ethics or any waiver applicable to any of our directors, executive officers or senior financial officers.
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
We do not control the operations of our healthcare properties and are therefore dependent on the tenants/operators/managers of our healthcare properties to successfully operate their businesses.
Our properties are typically operated by healthcare operators pursuant to net leases or by an independent third party manager pursuant to management agreements. As a result, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our healthcare properties. While we have various rights as the property owner under our leases or management agreements and monitor the tenants/operators/managers’ performance, we may have limited recourse under our leases or management agreements if we believe that the tenants/operators/managers are not performing adequately. Failure by the tenants/operators/managers to adequately manage the risks associated with operations of healthcare properties could result in defaults under our borrowings and otherwise affect adversely our results of operations. Furthermore, if our tenants/operators/

managers experience any significant financial, legal, accounting or regulatory difficulties, such difficulties could have a material adverse effect on us.
We depend on two operators, Watermark Retirement Communities, or Watermark, and Solstice, for a significant majority of our revenues and net operating income. Adverse developments in Watermark’s or Solstice’s business and affairs or financial condition could have a material adverse effect on us.
As of December 31, 2018, Watermark and Solstice or their respective affiliates collectively managed 59 of our senior housing facilities pursuant to management agreements. In addition, Watermark operated an additional six of our senior housing facilities pursuant to a net lease as of December 31, 2018. For the year ended December 31, 2018, Watermark and Solstice represented 52.0% and 37.8% of our total revenues attributable to direct investments, respectively, and 47.6% and 39.9% of our total assets, respectively.
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
As of December 31, 2018, we operated 64 properties pursuant to management agreements, excluding our unconsolidated ventures, or 78.5% of our assets, whereby we are directly exposed to various operational risks with respect to these healthcare properties that may increase our costs or adversely affect our ability to generate revenues. These risks include: (i) fluctuations in occupancy; (ii) fluctuations in government reimbursement and private pay rates, including the inability to achieve economic resident fees; (iii) increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services; (iv) rent control regulations; (v) national and regional economic conditions; (vi) the imposition of new or increased taxes; (vii) capital expenditure requirements; (viii) federal, state, local licensure, certification and inspection, fraud and abuse, and privacy and security laws, regulations and standards; (ix) professional and general liability claims; and (x) the availability and increases in cost of general and professional liability insurance coverage. Any one or a combination of these factors may adversely affect our revenue and operations and our ability to make distributions to stockholders.
Decreases in our tenants’ and operators’ revenues or increases in our tenants and operators’ expenses could negatively affect our financial results.
Our tenants’ and operators’ revenues are primarily driven by occupancy, private pay rates and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement may continue to be subject to reimbursement cuts, disruptions in payment, audit and recovery actions and state budget shortfalls. In addition, revenues may be affected by a severe flu season, an epidemic or other widespread illness that impacts occupancy and length of stay, which our tenants and operators cannot control. Operating costs, including labor costs, continue to increase for our tenants and operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating sufficient cash, our tenants and operators may not be able to make payments to us. For our properties operated pursuant to management agreements, we may be directly exposed to operating shortfalls. Failure of our tenants, operators or managers to perform could result in defaults under our borrowings and adversely impact our liquidity as well as our ability to make distributions to stockholders. During the year ended December 31, 2018, within our consolidated portfolio of investments, two of our tenants and operators failed to satisfy minimum lease coverage ratios under their leases, two of our tenants and operators failed to timely pay their full rent to us, which in turn resulted in defaults under the borrowings for certain portfolios. Further, seven of our properties operated under management agreements generated operating losses. As a result, we may need to negotiate new leases or management agreements with our tenants, operators or managers or replace such tenants, operators or managers, which may subject us to significant liabilities and expense. Under these circumstances, we have recorded and may need to further record impairment for such assets. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale would negatively affect our financial results.
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
We are exposed to the risk that our tenants/operators may not be able to meet their obligations to us or other third parties, which may result in their bankruptcy or insolvency. Although our leases and loans permit us to evict a tenant/operator, demand immediate repayment and pursue other remedies, bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. Additionally, state licensing laws and regulations limit the ability of a non-licensed entity to assume responsibility for operations of, or exercise control over, a licensed healthcare facility. A tenant/operator in bankruptcy may be able to restrict our ability to collect unpaid rents during the bankruptcy proceeding. In addition, we would likely be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager.
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
We are required to fund capital expenditures and other significant expenses for our real estate property investments. Future funding obligations subject us to significant risks, such as a decline in value of the property, cost overruns and, where applicable, the tenant/operator being unable to generate enough cash flow and execute its business plan in order to pay its obligations to us. We may determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations may require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments. We could also find ourselves in a position with insufficient liquidity to fund future obligations.

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
We have made significant investments through joint ventures with third parties. For example, we currently have joint ventures with Colony Capital, our sponsor, with respect to the Griffin-American and Eclipse portfolios, Formation, with respect to the Eclipse, Envoy and Espresso portfolios, GAHR3 and GAHR4 with respect to the Trilogy portfolio and Watermark with respect to portions of the Fountains, Aqua and Rochester portfolios. As of December 31, 2018, unconsolidated joint ventures represented 35.7% of our total real estate equity investments and joint ventures with respect to our direct investments represented an additional 20.5% of our total real estate equity investments. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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
Failure to comply with certain healthcare laws and regulations could adversely affect the operations of our tenants/operators/managers, which could jeopardize our tenants/operators/managers’ abilities to meet their obligations to us.
Our tenants, operators and managers generally are subject to varying levels of federal, state, local, and industry-regulated laws, regulations and standards. Our tenants/operators/managers’ failure to comply with any of these laws, regulations or standards could result in denial of reimbursement, imposition of fines, penalties or damages, suspension, decertification or exclusion from federal and state healthcare programs, loss of license, loss of accreditation or certification, or closure of the facility. Such actions may have an effect on our tenants/operators/managers’ ability to meet all of their obligations to us, including obligations to make lease payments, and, therefore, adversely impact us. Refer to “U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion.
Efforts by Congress, states, and the current presidential administration to repeal and replace the ACA in total or in part and reform Medicare and Medicaid could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
The ACA remains subject to continuing and increasing legislative, administrative and judicial scrutiny, including continued efforts by the current presidential administration and parties in ongoing court cases to repeal and replace the ACA in total or in part. If certain key provisions of the ACA are repealed or substantially modified, or if implementation of certain aspects of the ACA are suspended, such action could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us. Additionally, Congress is contemplating substantial reforms to the Medicare and Medicaid programs. Refer to “U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion. Some states are also considering and already implementing changes that will affect patient eligibility for Medicaid, such as work requirements. More generally, and because of the dynamic nature of the legislative and regulatory environment for healthcare products and services, and in light of the current legislative environment, existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our tenants and operators. Additionally, on December 14, 2018, a U.S. District Court in Texas ruled the ACA unconstitutional in its entirety. This decision has been appealed, and will not take effect while that appeal is pending. Refer to “U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion.
Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our tenants and operators rely on reimbursement from third party payors, including payments received through the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and healthcare financing authorities have adopted or proposed various cost-containment measures that would limit payments to healthcare providers and have considered Medicaid rate freezes or cuts. Additionally, some states are considering changes that would affect patient eligibility for Medicaid. See “U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. Private third party payors also have continued their efforts to control healthcare costs. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and have a material adverse effect on us.
The healthcare industry trend away from a traditional fee for service reimbursement model towards value-based payment approaches may negatively impact certain of our tenants’ revenues and profitability.
Certain of our tenants, specifically those providers in the post-acute and general acute care hospital space, are subject to the broad trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Medicare and Medicaid require healthcare facilities, including hospitals and skilled nursing facilities, to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events. Many large commercial payors currently require healthcare facilities to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.
While the current presidential administration’s and some members of Congress’ desire to repeal the ACA creates unpredictability, we expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect the revenues and profitability of those of our tenants who are providers of healthcare services; however, if this trend significantly and adversely affects their profitability, it could in turn have a material adverse effect on us.
Controls imposed on certain of our tenants who provide healthcare services that are reimbursed by Medicare, Medicaid and other third-party payors to reduce admissions and length of stay may affect inpatient volumes at our healthcare facilities and adversely affect the financial condition or results of operations of those tenants.
Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay have affected and are expected to continue to affect certain of our healthcare facilities, specifically our skilled nursing facilities. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls and reductions are expected to continue, which could negatively impact the financial condition of our tenants who provide healthcare services in our skilled nursing facilities. If so, this could have a material adverse effect on us.
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
Our operators, tenants and managers who engage in business with the state or federal government may be sued under a state or federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Regulation–U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were brought against our operators, tenants or managers, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our operators’, tenants’ and managers’ liquidity, financial condition and results of operations and on their ability to satisfy their obligations under our leases and management agreements, which, in turn, could have a material adverse effect on us.
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
In addition, increased uncertainty persists in the wake of the “Brexit” referendum in the United Kingdom in June 2016, in which the majority of voters voted in favor of an exit from the European Union. Any impact of the Brexit vote depends on the terms of the United Kingdom’s withdrawal from the European Union, which still needs to be determined despite the upcoming March 29, 2019 deadline. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against the U.K. Pound Sterling. Uncertainty about global or regional economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news, and declines in income or asset values, which could adversely affect the availability of financing, our business and our results of operations.
Insurance may not cover all potential losses on commercial real estate investments, which may impair the value of our assets.
We generally maintain or require that our tenants/operators obtain comprehensive insurance covering our properties and their operations. While we believe all of our properties are adequately insured, we cannot assure you that we or our tenants/operators will continue to be able to maintain adequate levels of insurance or that the policies maintained will fully cover all losses on our properties. We may not obtain, or require tenants/operators to obtain, certain types of insurance if it is deemed commercially unreasonable. We cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.
Compliance with the ADA, Fair Housing Act and fire, safety and other regulations may require us or our operators to make unanticipated expenditures which could adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Our properties are required to comply with the ADA, which generally requires that buildings be made accessible to people with disabilities. We must also comply with the Fair Housing Act, which prohibits us and our operators from discriminating against individuals on certain bases in any of our practices if it would cause such individuals to face barriers in gaining residency in any of our facilities. In addition, our properties are required to operate in compliance with applicable fire and safety regulations, building codes and other land use regulations and licensing or certification requirements adopted by governmental agencies and bodies from time-to-time. We may be required to incur substantial costs to comply with those requirements. Changes in labor and other laws could also negatively impact us and our operators. For instance, changes to labor-related statutes or regulations could significantly impact the cost of labor in the workforce, which would increase the costs faced by our operators and increase their likelihood of default.
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
We may not be able to fund all future capital needs, including capital expenditures, distributions to stockholders, debt maturities and other commitments, from cash flows generated from operations. As a result, we may need to rely on external sources of capital to fund future capital needs. If we are unable to obtain needed capital at all or only on unfavorable terms, we might not be able to make the investments needed to grow our business, to meet our obligations and commitments as they mature, or to fund distributions to our stockholders, which could have a material adverse impact on us. Our access to capital depends upon a number of factors over which we have little or no control, including, among others, the performance of the national and global economies generally, competition in the healthcare industry, issues facing the healthcare industry, including regulations and government reimbursement policies, our operators’ operating costs and the market value of our properties. Although we believe that we have sufficient access to capital and other sources of funding to meet our expected liquidity needs after suspending monthly distributions to stockholders, we cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings and our results of operation and financial condition. If we do not generate sufficient cash flow from operations and cannot access capital at an acceptable cost or at all, we may be required to liquidate one or more investments in properties at times that may not permit us to maximize the return on those investments or that could result in adverse tax consequences to us.
We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
As of December 31, 2018, we had $2.3 billion of borrowings outstanding, including both our borrowings and our proportionate interest of the borrowings of our unconsolidated joint ventures. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs, including recourse borrowings under our credit facility. Although the use of leverage may enhance returns and increase the number of investments that we can make, it increases our risk of loss, impacts our liquidity and restricts our ability to engage in certain activities. Our substantial borrowings, among other things, may:

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
If we fail to comply with the covenants in the instruments governing our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. As of December 31, 2018, $85.6 million in aggregate principal amount of our non-recourse borrowings, including both our borrowings and our proportionate interest of the borrowings of our unconsolidated joint ventures, were in default as a result of the failure of our tenants, operators or managers to satisfy certain performance thresholds or other covenants. As a result of these defaults or if we default on additional borrowings, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. In addition, as of the date hereof, we have approximately $354.8 million of borrowings maturing in 2019, including both our borrowings and our proportionate interest of the borrowings of our unconsolidated joint ventures, and we or our joint venture partners may be unable to refinance these borrowings when they become due on favorable terms, or at all, which could have a material adverse impact on our results of operations.

We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.
Our ability to meet all of our existing or potential future debt service obligations, to refinance our existing or potential future indebtedness, and to fund our operations, working capital, capital expenditures or other important business uses, depends on our ability to generate sufficient cash flow. Our future cash flow is subject to, among other factors, general economic, industry, financial, competitive, operating, legislative and regulatory conditions, many of which are beyond our control.
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
Our board of directors determines an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flow generated from operations, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this Annual Report on Form 10-K, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution. After considering all of these factors, on February 1, 2019, our board of directors determined to suspend the monthly distribution payments to stockholders, effective immediately. The board of directors will continue to assess our distribution policy in light of our operating performance and capital needs; however, we may not be able to make distributions in the future at all or at any particular rate.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. For the year ended December 31, 2018, we declared distributions of $63.3 million compared to cash provided by operating activities of $28.0 million. For the declared distributions during the year ended December 31, 2018, $35.3 million, or 55.8%, of the distributions declared were paid using sources other than cash flow from operations. For the year ended December 31, 2017, we declared distributions of $125.8 million compared to cash provided by operating activities of $10.1 million. For the declared distributions during the year ended December 31, 2017, $115.7 million, or 91.9%, of the distributions declared were paid using sources other than cash flow from operations.
We may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, our book value may be negatively impacted and stockholders’ overall return may be reduced.
Stockholders are limited in their ability to sell their shares of our common stock pursuant to our Share Repurchase Program. Stockholders may not be able to sell any of their shares of our common stock back to us, and if they do sell their shares, they may not receive the price they paid upon subscription.
Our Share Repurchase Program, as most recently amended in October 2018, may provide stockholders with an opportunity to have their shares of common stock repurchased by us in connection with the death or qualifying disability of a stockholder, in each case more particularly defined in the Share Repurchase Program and subject to certain terms and conditions specified in the Share Repurchase Program. In addition, our board of directors reserves the right to reject any repurchase request for any reason or no reason or to amend or terminate our Share Repurchase Program at any time upon ten days’ notice except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten business days prior written notice. Therefore, stockholders may not have the opportunity to make a repurchase request prior to a potential termination of our Share Repurchase Program and stockholders may not be able to sell any of their shares of our common stock back to us pursuant to our

Share Repurchase Program. Moreover, if stockholders do sell their shares of our common stock back to us pursuant to our Share Repurchase Program, they may not receive the same price they paid for any shares of our common stock being repurchased.
The actual value of shares that we repurchase under our Share Repurchase Program may be substantially less than what we pay.
The terms of our current Share Repurchase Program, which may be amended, suspended, or terminated, at any time, in the sole discretion of the board of directors, generally require us to repurchase shares in connection with a death or qualifying disability of a stockholder, as defined in the Share Repurchase Program, at the lesser of the price paid for such shares or our most recently disclosed estimated value per share. The estimated value per share of our common stock is calculated as of a specific date and is expected to fluctuate over time in response to future events. However, we anticipate only determining an estimated value per share annually. In the event that the value of our shares decreases due to market or other conditions, the price at which we repurchase our shares pursuant to our Share Repurchase Program might reflect a premium to our net asset value. If the actual net asset value of our shares is less than the price paid for the shares to be repurchased, any repurchases made would be immediately dilutive to our remaining stockholders.
The price for shares issued under our DRP may exceed the book value of our shares.
We have issued shares in our DRP at a purchase price equal to the most recently disclosed estimated value per share of our common stock. The estimated value per share of our common stock is calculated as of a specific date and is expected to fluctuate over time in response to future events. If the actual book value of our shares is less than the price paid to purchase shares in our DRP, such purchases would be immediately dilutive for DRP participants.
Our board of directors determined an estimated value per share of $7.10 for our common stock as of June 30, 2018. You should not rely on the estimated value per share as being an accurate measure of the current value of shares of our common stock or in making an investment decision.
On November 28, 2018, our board of directors approved and established an estimated value per share of $7.10 for our common stock as of June 30, 2018. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable. However, the market for commercial real estate assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount.
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
Our charter does not require our board of directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to stockholders. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted by our board of directors, which may inhibit large investors from purchasing stockholders’ shares. Our Share Repurchase Program currently enables stockholders to sell their shares to us only in connection with the death or qualifying disability of a stockholder, as defined in our Share Repurchase Program. Further, share repurchases will be made at the sole discretion of our board of directors. In its sole discretion, our board of directors could amend, suspend or terminate our Share Repurchase Program at any time provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of our board of directors) will only take effect upon ten-days prior written notice to stockholders except that changes in the number of shares that can be repurchased during any calendar year will only take effect upon ten-business days prior written notice. Therefore, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, stockholders would likely have to sell them at a substantial discount to the public Offering price paid for those shares. It is also likely that stockholders’ shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, stockholders should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
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
Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our Advisor. Stockholders must rely entirely on the management abilities of our Advisor and the oversight of our board of directors. Our Advisor and its affiliates receive fees in connection with the management of our investments regardless of their quality or performance or the services provided. As a result, our Advisor may be incentivized to take actions that increase the amount of fees payable to it. In addition, our Sponsor, the parent company of our Advisor, is an internally-managed REIT and manages capital on behalf of itself, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies and therefore faces assorted conflicts of interest that may influence its actions. Refer to “—Risks Related to Conflicts of Interest” below.
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with our Sponsor.
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor or its affiliates, such as the executive officers of our Sponsor and our officers, each of whom would be difficult to replace. We do not have employment agreements with any of our executive officers. If the management agreement with our Advisor were to be terminated, we may lose the services of our executive officers and other of our Sponsor’s investment professionals acting on our behalf.
Furthermore, we cannot assure stockholders that our key personnel will continue to be associated with our Sponsor or its affiliates in the future. If any of our executive officers ceased to be employed by our Sponsor, such individual may also no longer serve as one of our executive officers. Any change in our Sponsor’s relationship with any of our executive officers or other key personnel may be disruptive to our business and hinder our ability to implement our business strategy.
We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to hire and retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Our Sponsor has adopted certain incentive plans to retain and attract the services of our key personnel; however, these incentive plans may be tied to the performance of our Sponsor’s common stock, which has been and may continue to be volatile. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our common stock may decline.
Our Sponsor, the parent company of our Advisor, continues to be subject to business uncertainties following the completion of the merger among Colony Capital, NorthStar Asset Management Group and NorthStar Realty, which could have an adverse impact on our business.
Uncertainty about the effect of the merger on employees, clients and business of Colony Capital may have an adverse effect on Colony Capital and subsequently on us and the other Managed Companies following the mergers. These uncertainties could disrupt Colony Capital’s business and impair its ability to attract, retain and motivate key personnel, and cause clients and others that deal with Colony Capital to seek to change existing business relationships, cease doing business with Colony Capital or cause potential new clients to delay doing business with Colony Capital. Retention and motivation of certain employees may be challenging due to the uncertainty and difficulty of integration or a desire not to remain with Colony Capital. We have experienced turnover in our management indirectly as a result of the mergers. As a result of the foregoing, management of our company may be adversely affected.
Any adverse changes in our Sponsor’s financial health, the public perception of our Sponsor, or our relationship with our Sponsor or its affiliates could hinder our operating performance and the return on stockholders’ investment.
We have engaged our Advisor to manage our operations and our investments. Neither we nor our Advisor has any employees and our Advisor utilizes the personnel of our Sponsor and its affiliates to perform services on its behalf for us. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Sponsor and its affiliates, as well as our Sponsor’s investment professionals in the management of our assets and operation of our day-to-day activities.
Because our Sponsor is a publicly-traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor or other Managed Companies that are publicly traded, such as NorthStar Realty Europe Corp. (NYSE: NRE) or Colony Credit Real Estate, Inc. (NYSE: CLNC), could result in an adverse effect on our ability to acquire or dispose of assets and obtain financing from third parties on favorable terms. Any adverse changes in our Sponsor’s financial condition or our relationship with our Sponsor, our Advisor and their respective affiliates could hinder our Advisor’s ability to successfully manage our operations and our portfolio of investments.
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
Further, in November 2018, our Sponsor announced a corporate restructuring and reorganization plan to reduce its annual compensation and administrative expenses over 12 to 18 months. This restructuring plan was designed to match resources that further align with our Sponsor’s increasing focus on its investment management business by, among other things, reducing its workforce globally by approximately 15%. There can be no assurance that the reductions our Sponsor has made are the right reductions for our business. There is a risk that the restructuring, cost savings initiatives and reduction in personnel will make it more difficult to manage our business and conduct our operations.
Our Sponsor may be subject to the actions of activist stockholders.
Our Sponsor has been and may continue to be the subject of increased activity by activist stockholders as stockholder activism generally is increasing. Responding to stockholder activism can be costly and time-consuming, disrupt our operations and divert the attention of our Sponsor’s management and key professionals from executing our business plan. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities and harm our ability to attract tenants/operators/managers and joint venture partners.
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
While our Sponsor has incurred substantial costs and devoted significant resources to support our business, as of December 31, 2018, our Sponsor has only invested $5.5 million in us through the purchase by its subsidiary (previously a subsidiary NorthStar Realty) of 0.6 million shares of our common stock, as well as another $9.0 million, or 1.1 million shares, through the payment of the advisory fee in our shares. As a result, our Sponsor has minimal exposure to loss in the value of our shares. Without greater exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their sponsored companies.
If we terminate our advisory agreement with our Advisor, we may be required to pay significant fees to an affiliate of our Sponsor, which will reduce cash available for distribution to stockholders.
Upon termination of our advisory agreement for any reason, including for cause, our Advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination. In addition, should we borrow money from an affiliate of our Sponsor under our revolving line of credit, or our Sponsor Loan, all of such borrowings would become immediately due and payable upon a termination of our Advisor.
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
Risks Related to Conflicts of Interest
The fees we pay to our Advisor and its affiliates in connection with the management of our investments were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
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
Our executive officers and the key investment professionals relied upon by our Advisor are also officers, directors and managers of certain of the Managed Companies. Our Advisor and its affiliates, directly or indirectly, receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Advisor and its affiliates, including our Advisor’s investment committee. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our advisory agreement;

•	sales of investments, which may entitle our Advisor to disposition fees;

•	borrowings to originate or acquire investments, which borrowings which historically increased the fees payable to our Advisor;

•
whether and when we seek to list our common stock on a national securities exchange, which listing could entitle NorthStar Healthcare Income OP Holdings, LLC, an affiliate of our Sponsor, or the Special Unit Holder, to have its interest in our operating partnership redeemed;

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

•	whether and when we seek to sell our company or its assets, which may entitle the Special Unit Holder to a subordinated distribution.
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
We pay our Advisor substantial fees for the services it provides to us and we also have an obligation to reimburse our Advisor for costs and expenses it incurs and pays on our behalf. Subject to certain limitations and exceptions, we reimburse our Advisor for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor, and its affiliates, which may include certain executive officers of our Advisor and its affiliates, as well as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. The costs and expenses our Advisor incurs on our behalf, including the compensatory costs incurred by our Advisor and its affiliates, can be substantial. There are conflicts of interest that arise when our Advisor makes allocation determinations. For the year ended December 31, 2018, our Advisor allocated $12.6 million in costs and expenses to us.  Our Advisor could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
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
Professionals acting on behalf of our Advisor that perform services for us are also executive officers or employees of our Sponsor and/or certain other Managed Companies. As a result of their interests in other Colony Capital entities and the fact that they engage in and they continue to engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us, our Advisor and its affiliates, the other Managed Companies and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.
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
Our Advisor has adopted an allocation policy that provides that all investment opportunities sourced by associated persons of our Advisor are allocated among funds, vehicles or other strategic partners of Colony Capital based upon investment objectives, dedicated mandates, restrictions, risk profile and other relevant characteristics. In doing so, the Advisor considers, among other factors, the following:

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
A dedicated mandate may cause some clients of Colony Capital to have priority over certain other clients of Colony Capital for certain investments.
If, after consideration of the relevant factors, our Advisor and its affiliates determine that such investment is equally suitable for more than one company, the investment will be allocated on a rotating basis. If, after an investment has been allocated to a particular company, including us, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our Advisor and its affiliates, more appropriate for a different entity to fund the investment, our Advisor and its affiliates may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, our Advisor and its affiliates may determine to allow more than one client, including us, and Colony Capital to co-invest in a particular investment. In discharging its duties under this allocation policy, our Advisor and its affiliates endeavor to allocate all investment opportunities among the Managed Companies and Colony Capital in a manner that is fair and equitable over time.
While these are the current procedures for allocating investment opportunities, Colony Capital or its affiliates may sponsor or co-sponsor additional investment vehicles in the future and, in connection with the creation of such investment vehicles or otherwise, our Advisor and its affiliates may revise this allocation policy. The result of such a revision to the allocation policy may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by our Advisor and its affiliates and/or partners, thereby reducing the number of investment opportunities available to us. Changes to the investment allocation policy that could adversely impact the allocation of investment opportunities to us in any material respect may be proposed by our Advisor and must be approved by our board of directors. In the event that our Advisor adopts a revised investment allocation policy that materially impacts our business, we will disclose this information in the reports we file publicly with the SEC, as appropriate.
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
In addition, we may enter into principal transactions with our Advisor or its affiliates or cross-transactions with other Managed Companies or strategic vehicles. For certain cross-transactions, our Advisor may receive a fee from us or another Managed Company and conflicts may exist. There is no guarantee that any such transactions will be favorable to us. Because our interests and the interests of Sponsor and our Advisor may not be aligned, we may face conflicts of interest that result in action or inaction that is detrimental to us.
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
We have been, and likely will continue to be, subject to computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. Any future externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability. We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
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
We provide stockholders with information using funds from operations, or FFO, and MFFO, which are not in accordance with accounting principles generally accepted in the United States, or non-GAAP, financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.
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
In addition, the Special Unit Holder is an affiliate of our Sponsor and, as the special limited partner in our operating partnership may be entitled to: (i) certain cash distributions upon the disposition of certain of our operating partnership’s assets; or (ii) a one-time payment in the form of cash or shares in connection with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. In addition, through our Sponsor’s long-term partnership with Mr. Flaherty, Mr. Flaherty is entitled to receive one-third of any distributions received by the Special Unit Holder upon the disposition of certain of our operating partnership’s assets. The Special Unit Holder will only become entitled to the compensation after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. This potential obligation to make substantial payments to the holder of the special units would reduce the overall return to stockholders to the extent such return exceeds 6.75%.
Risks Related to Regulatory Matters and Our REIT Tax Status
Maintenance of our Investment Company Act exemption imposes limits on our operations.
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
Most of these subsidiaries will rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary’s portfolio must be qualifying real estate assets and at least 80% of its portfolio must be qualifying real estate assets and real estate-related assets (and no more than 20% can be miscellaneous assets). Qualification for exclusion from registration under the Investment Company Act will limit our ability to acquire or sell certain assets and also could restrict the time at which we may acquire or sell assets. For purposes of the exclusion provided by Section 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than thirty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
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
Our failure to continue to qualify as a REIT would subject us to federal income tax.
We elected to be taxed as a REIT under the Internal Revenue Code commencing with the taxable year ended December 31, 2013. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment because of the additional tax liability. In addition, distributions, if any, to stockholders would no longer qualify for the dividends-paid deduction. Furthermore, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.

Complying with REIT requirements may force us to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, if any, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, if any, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We did not have any taxable income in 2018, and do not currently expect to have any taxable income in 2019. Therefore, we do not currently expect that we will be required to make distributions in order to satisfy the REIT distribution requirements and we do not currently expect to make distributions for the foreseeable future.
If we do not have other funds available to make any required distributions, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to stockholders. For instance:

•
In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose), if any, to stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, if any, we will be subject to federal corporate income tax on the undistributed income.

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
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, to the extent we have taxable income, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.

We must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% (25% for our 2017 and prior taxable years) of the value of our total securities can be represented by securities of one or more TRSs. Finally, no more than 25% of our assets may consist of debt instruments that are issued by “publicly offered REITs” and could not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income.
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
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose), if any, in order to continue to qualify as a REIT. We did not have any taxable income in 2018, and do not currently expect to have any taxable income in 2019. Therefore, we do not currently expect that we will be required to make distributions in order to satisfy the REIT distribution requirements and we do not currently expect to make distributions for the foreseeable future. However, we intend to make distributions to stockholders if necessary to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make any such distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
If our TRS lessee failed to qualify as a TRS or the facility operators engaged by our TRS lessee do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT and would be subject to higher taxes.
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
The TCJA made significant changes to the federal income tax laws for taxation of individuals and corporations. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduced taxation of certain income earned through pass-through entities and reduced the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our healthcare real estate property investments are a part of our direct investment - operating and net lease segments and are described under Item 1. “Business.” The following table presents information with respect to our properties, excluding properties owned through unconsolidated joint ventures, as of December 31, 2018 (dollars in thousands):

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Lease Expiration Date(3)	Gross Carrying Value(4)	Borrowings
Net Lease Portfolio
Bellevue, WA	125,700	130	100%	CCRC	Feb-22	$35,232	$30,767
Bohemia, NY	73,000	130	100%	ALF	Aug-29	32,223	24,148
Cheektowaga, NY	81,953	100	100%	ALF	(5)	12,613	8,036
Dana Point, CA	275,106	181	100%	ILF	Feb-22	47,950	32,616
Hauppauge, NY	84,000	119	100%	ALF	Aug-29	21,932	14,651
Islandia, NY	192,000	218	100%	ALF	Aug-29	45,853	36,001
Jericho, NY	55,000	105	100%	ALF	Aug-29	21,843	15,951
Kalamazoo, MI	248,610	213	100%	CCRC	Feb-22	37,835	34,651
Oklahoma City, OK	237,248	213	100%	CCRC	Feb-22	10,408	2,987

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Lease Expiration Date(3)	Gross Carrying Value(4)	Borrowings
Palm Desert, CA	258,020	246	100%	CCRC	Feb-22	46,346	20,532
Sarasota, FL	497,454	280	100%	CCRC	Feb-22	80,695	74,269
Skaneateles, NY	13,233	14	100%	ALF	(5)	3,000	1,950
Smyrna, GA	26,500	63	100%	MCF	(6)	7,868	6,559
Senior Housing Operating Portfolio(7)
Albany, OR	30,868	50	100%	ALF	NA	7,977	8,900
Alexandria, VA	209,354	209	97%	CCRC	NA	51,088	45,037
Apple Valley, CA	116,365	130	100%	ILF	NA	26,266	21,673
Auburn, CA	90,494	110	100%	ILF	NA	20,917	24,485
Austin, TX	102,885	130	100%	ILF	NA	24,251	26,960
Bakersfield, CA	106,640	126	100%	ILF	NA	23,468	17,109
Bangor, ME	111,000	117	100%	ILF	NA	26,336	21,820
Bellingham, WA	86,615	120	100%	ILF	NA	21,810	24,228
Churchville, NY	78,110	77	97%	ILF	NA	8,341	6,575
Clovis, CA	99,849	118	100%	ILF	NA	23,913	19,067
Columbia, MO	105,948	121	100%	ILF	NA	25,564	23,069
Corpus Christi, TX	118,671	132	100%	ILF	NA	23,198	18,903
Crystal Lake, IL	195,405	207	97%	ILF	NA	36,879	27,511
Denver, CO	176,263	216	97%	ALF	NA	40,542	20,866
East Amherst, NY	100,997	116	100%	ILF	NA	21,601	18,829
El Cajon, CA	77,930	105	100%	ILF	NA	17,669	21,330
El Paso, TX	95,517	121	100%	ILF	NA	16,420	12,409
Fairport, NY	126,927	120	100%	ILF	NA	21,178	16,791
Fenton, MO	95,007	114	100%	ILF	NA	25,286	24,951
Frisco, TX	228,471	202	97%	ILF	NA	40,837	19,460
Frisco, TX	45,130	51	97%	ALF	NA	13,725	—
Grand Junction, CO	124,174	144	100%	ILF	NA	29,377	19,803
Grand Junction, CO	79,778	103	100%	ILF	NA	14,155	10,147
Grapevine, TX	97,796	116	100%	ILF	NA	20,909	22,697
Greece, NY	51,978	78	97%	ALF	NA	18,982	—
Greece, NY	195,840	216	97%	ILF	NA	33,597	26,833
Groton, CT	119,474	162	100%	ILF	NA	26,244	17,883
Guilford, CT	142,136	131	100%	ILF	NA	19,615	24,693
Henrietta, NY	158,959	136	97%	ILF	NA	18,629	11,881
Independence, MO	161,517	200	97%	ILF	NA	19,614	15,533
Joliet, IL	117,357	114	100%	ILF	NA	17,356	15,154
Kennewick, WA	105,268	120	100%	ILF	NA	20,474	7,801
Las Cruces, NM	113,874	131	100%	ILF	NA	17,314	11,368
Leawood, KS	48,470	70	100%	ALF	NA	6,157	—
Lees Summit, MO	122,917	126	100%	ILF	NA	22,569	27,629
Lodi, CA	96,251	119	100%	ILF	NA	24,524	20,438
Milford, OH	145,896	124	97%	ILF	NA	17,072	18,760
Milford, OH	19,500	40	97%	MCF	NA	6,272	—
Millbrook, NY	231,695	173	97%	ILF	NA	30,849	24,719
Normandy Park, WA	98,206	109	100%	ILF	NA	19,263	16,493
Palatine, IL	161,700	135	100%	ILF	NA	28,931	20,437
Penfield, NY	108,533	200	97%	ALF	NA	21,967	12,502
Penfield, NY	86,200	87	97%	ILF	NA	10,597	10,918
Plano, TX	106,868	115	100%	ILF	NA	18,241	16,351
Port Townsend, WA	106,585	120	100%	ALF	NA	23,634	17,016
Renton, WA	88,162	111	100%	ILF	NA	23,869	19,355
Rochester, NY	242,430	220	97%	ILF	NA	35,341	20,849

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Lease Expiration Date(3)	Gross Carrying Value(4)	Borrowings
Rochester, NY	89,843	95	97%	ALF	NA	13,743	5,341
Roseburg, OR	44,750	63	100%	ALF	NA	12,797	12,590
Sandy, OR	72,619	84	100%	ALF	NA	18,684	14,360
Sandy, UT	103,449	116	100%	ILF	NA	22,231	16,054
Santa Barbara, CA	27,217	44	100%	MCF	NA	18,116	3,500
Santa Rosa, CA	120,553	116	100%	ILF	NA	32,111	28,398
Spring Hill, KS	28,116	48	100%	ALF	NA	5,573	—
St. Petersburg, FL	407,128	528	97%	CCRC	NA	58,261	40,579
Sun City West, AZ	200,553	195	100%	ILF	NA	33,079	26,093
Tacoma, WA	149,856	157	100%	ILF	NA	41,244	30,536
Tarboro, NC	187,150	178	97%	CCRC	NA	23,723	22,487
Tuckahoe, NY	110,000	126	97%	ALF	NA	32,859	36,785
Tucson, AZ	378,025	412	97%	ILF	NA	72,043	65,951
Victor, NY	228,501	182	97%	ILF	NA	35,402	27,174
Victor, NY	85,455	45	97%	ILF	NA	14,136	12,355
Wenatchee, WA	128,905	136	100%	ALF	NA	32,141	19,600
Undeveloped Land
Bellevue, WA	—	—	100%	NA	NA	14,200	—
Kalamazoo, MI	—	—	100%	NA	NA	100	—
Crystal Lake, IL	—	—	97%	NA	NA	810	—
Millbrook, NY	—	—	97%	NA	NA	1,050	—
Penfield, NY	—	—	97%	NA	NA	534	—
Rochester, NY	—	—	97%	NA	NA	544	—
Subtotal	10,059,954	10,629				$1,949,997	$1,494,154
Held for Sale
Clinton, CT	25,332	—	100%	MCF	(6)	2,183	—
Total	10,085,286	10,629				$1,952,180	$1,494,154
_________________________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based predominant type.

(2)	Classification based on predominant services provided, but may include other services.

(3)
Based on initial lease term of the operator for our net lease properties. Our senior housing operating portfolio properties are owned and operated by us, and as such, do not have property level tenant leases with third parties. For ILFs within our senior housing operating portfolio, individual units’ initial lease terms are generally less than one year with month-to-month renewal options.

(4)
Represents operating real estate before accumulated depreciation as presented in our consolidated financial statements and excludes purchase price allocations related to net intangibles and other assets and liabilities as of December 31, 2018. Refer to “Note 3. Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”

(5)	Month-to-month lease arrangement.

(6)	Lease expiration date is three years following the transition of all four properties within the Peregrine portfolio to the new tenant, SLC.

(7)	Excludes one property in which we hold a Remainder Interest in 11 condominium units.
As of December 31, 2018, none of our properties had a carrying value equal to or greater than 10% of our total assets. Refer to the “—Operators and Tenants” of Part I, Item 1. “Business.”
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
On November 28, 2018, upon the recommendation of the audit committee of our board of directors, our board of directors, including all of our independent directors, approved and established an estimated value per share of our common stock of $7.10 as of June 30, 2018, or the Valuation Date. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares of our common stock outstanding, in each case as of the Valuation Date. The information used to generate the estimated value per share, including market information, investment- and property-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date.
As of the Valuation Date, (i) the estimated value of our healthcare real estate properties was $2.18 billion, compared with an aggregate initial purchase price, including subsequent capital expenditures, of $2.19 billion, (ii) the estimated value of our healthcare real estate investments held through unconsolidated joint ventures was $465.0 million, compared with an aggregate equity contribution, including subsequent capital contributions, of $524.0 million, (iii) the estimated value of our healthcare-related commercial real estate debt investment was $73.9 million, compared with an aggregate outstanding principal amount of $75.0 million, and (iv) the estimated value of our healthcare real estate liabilities was $1.42 billion, compared with an aggregate outstanding principal amount of $1.51 billion.
For additional information on the methodology used in calculating our estimated value per share as of June 30, 2018, refer to our Current Report on Form 8-K filed with the SEC on December 4, 2018.
It is currently anticipated that our next estimated value per share will be based upon our assets and liabilities as of June 30, 2019 and such value will be included in a Current Report on Form 8-K or such other filing with the SEC. We intend to continue to publish an updated estimated value per share annually.
Stockholders
As of March 21, 2019, we had 37,800 stockholders of record.

Distributions
The following table summarizes distributions declared for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2018
First Quarter	$7,684	$7,876	$15,560
Second Quarter	8,028	7,722	15,750
Third Quarter	8,374	7,567	15,941
Fourth Quarter	8,653	7,352	16,005
Total	$32,739	$30,517	$63,256

2017
First Quarter	$14,228	$16,669	$30,897
Second Quarter	14,557	16,804	31,361
Third Quarter	14,899	16,873	31,772
Fourth Quarter	15,082	16,691	31,773
Total	$58,766	$67,037	$125,803

2016
First Quarter	$13,408	$16,827	$30,235
Second Quarter	13,580	16,915	30,495
Third Quarter	13,974	17,120	31,094
Fourth Quarter	14,261	17,057	31,318
Total	$55,223	$67,919	$123,142
_________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The purchase price per share under our Initial DRP was $9.50. In connection with its determination of the offering price for shares of our common stock in our Follow-On Offering, the board of directors determined that distributions may be reinvested in shares of our common stock at a price of $9.69 per share, which was approximately 95% of the offering price of $10.20 per share established for purposes of our Follow-On Offering. In April 2016 and effective through January 31, 2019, the board of directors determined that distributions may be reinvested in shares of the Company’s common stock at a price equal to the most recent estimated value per share of the shares of common stock. The following table presents the price at which dividends were invested based on when the price became effective:

Effective Date	Estimated Value per Share	Valuation Date
April 2016	$8.63	12/31/2015
December 2016	9.10	6/30/2016
December 2017	8.50	6/30/2017
December 2018	7.10	6/30/2018
No selling commissions or dealer manager fees were paid on shares issued pursuant to our DRP. Our board of directors may amend or terminate our DRP for any reason upon ten-days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP.
We registered an additional 30.0 million shares to be offered pursuant to our DRP beyond the completion of our Offering and continue to offer such shares, although we suspended payment of monthly distributions to stockholders on February 1, 2019.

For the period from April 5, 2013 through December 31, 2018, we issued 25.0 million shares totaling $227.7 million of gross offering proceeds pursuant to our DRP.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective August 7, 2012, as most recently amended in October 2018, which enables stockholders to sell their shares to us in limited circumstances. Under our current Share Repurchase Program, we only repurchase shares in connection with a stockholder’s death or qualifying disability. A qualifying disability is a disability as such term is defined in Section 72(m)(7) of the Internal Revenue Code that arises after the purchase of the shares requested to be repurchased.
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
For the year ended December 31, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	20,839	$9.91	20,839	(1)
February 1 to February 28	1,027,861	7.78	1,027,861	(1)
March 1 to March 31	—	—	—
April 1 to April 30	—	—	—
May 1 to May 31	1,002,908	7.84	1,002,908	(1)
June 1 to June 30	—	—	—
July 1 to July 31	—	—	—
August 1 to August 31	976,894	7.91	976,894	(1)
September 1 to September 30	—	—	—
October 1 to October 31	—	—	—
November 1 to November 30	247,420	8.50	247,420	(1)
December 1 to December 31	—	—	—
Total	3,275,922	$7.91	3,275,922
_______________________________________

(1)	Subject to funds being available, the limits under our Share Redemption Program were amended in October 2018, as described in further detail below.

Prior to the most recent amendments to our Share Repurchase Program, we had a total of 12.0 million shares, or $85.0 million, based on our most recently published estimated value per share of $7.10, in unfulfilled repurchase requests. For additional information, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
Unregistered Sales of Equity Securities
On November 30, 2018 and December 31, 2018, we issued 98,039 shares of common stock at $8.50 and $7.10 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Operating Data:
Resident fee income	$129,855	$127,180	$102,915	$63,056	$14,511
Rental income	159,481	155,700	132,108	28,456	8,038
Net interest income	9,031	14,141	18,970	17,763	7,490
Total revenues	303,302	299,916	255,578	111,216	30,039
Total expenses	441,934	404,149	334,887	149,791	34,125
Equity in earnings (losses) of unconsolidated ventures	(33,517)	(35,314)	(62,175)	(49,046)	(12,127)
Net income (loss)	(152,020)	(137,971)	(141,282)	(82,744)	(14,979)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(151,578)	(137,771)	(141,275)	(82,370)	(14,945)
Net income (loss) per share of common stock, basic/diluted	$(0.81)	$(0.74)	$(0.77)	$(0.63)	$(0.38)
Distributions declared per share of common stock	$0.34	$0.68	$0.68	$0.68	$0.68

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$73,811	$50,046	$223,102	$354,229	$267,672
Operating real estate, net	1,778,914	1,852,428	1,571,980	832,253	259,409
Investments in unconsolidated ventures	264,319	325,582	360,534	534,541	215,175
Real estate debt investments, net	58,600	74,650	74,558	192,934	146,267
Senior housing mortgage loans held in a securitization trust, at fair value	—	545,048	553,707	—	—
Total assets	2,264,416	2,998,753	2,958,209	2,002,228	917,104
Mortgage and other notes payable, net	1,466,349	1,487,480	1,200,982	570,985	74,355
Senior housing mortgage obligations issued by a securitization trust, at fair value	—	512,772	522,933	—	—
Due to related party	5,675	1,046	219	443	755
Total liabilities	1,520,042	2,053,954	1,766,235	596,728	85,119
Total equity	744,374	944,799	1,191,974	1,405,500	831,985

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$27,986	$10,129	$5,376	$(7,594)	$188
Investing activities	73,948	(314,394)	(60,355)	(1,063,403)	(577,407)
Financing activities	(87,914)	132,861	(62,970)	1,164,623	806,158

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
Introduction
We have invested in independent living facilities, or ILF, assisted living facilities, or ALF, memory care facilities, or MCF, continuing care retirement communities, or CCRC, which we collectively refer to as senior housing facilities, skilled nursing facilities, or SNF, medical office buildings, or MOB, and hospitals.
Our primary investment segments are as follows:

•	Direct Investments - Net Lease - Healthcare properties operated under net leases with a single tenant operator.

•	Direct Investments - Operating - Healthcare properties operated pursuant to management agreements with healthcare operators.

•
Unconsolidated Investments - Healthcare joint ventures, including properties operated under net leases or pursuant to management agreements with healthcare operators, in which we own a minority interest.

•
Debt and Securities Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate and commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties.

For information regarding our investments as of December 31, 2018, refer to “Our Investments” included in Part I, Item 1. “Business.”
2018 Significant Developments
Performance Summary
During the year ended December 31, 2018, the operating real estate in our direct investment portfolios experienced a decline in performance as compared to prior year results. On a same store basis (which excludes properties placed in service during 2018 and 2017), rental and resident fee income, net of property operating expenses, of our direct operating investments decreased to $59.5 million for the year ended December 31, 2018 as compared to $72.5 million for the year ended December 31, 2017.

Specifically, our direct operating investments were negatively impacted by the following:

•	Ongoing, industry-wide declines in occupancy and rate increases predominantly as a result of supply growth;

•	Tightening labor markets and select statutory wage increases resulting in expense increases for labor and benefits; and

•
Disruptions and related expenses due to operator transitions, particularly for the Winterfell portfolio transition that began in November 2017 and the Rochester portfolio operator transition that began upon acquisition in 2017. Elevated expenses and operational disruptions continue to impact operating performance after completion of the transitions.

Similarly, the operating real estate in our unconsolidated investment portfolios collectively experienced a decline in operational performance during the year ended December 31, 2018. Our unconsolidated investments include significant exposure to skilled nursing, which continues to experience challenges in the face of regulatory uncertainties, a deteriorating payor mix and lower average reimbursement rates, in addition to the labor market challenges faced by the senior housing sector. In particular, our investments in the Espresso portfolio experienced adverse impacts related to occupancy and rate deterioration, which, in select instances, resulted in the need to execute operator transitions. Further, restrictions on cash distributions in the Espresso portfolio, and overall decreases in cash flow from our unconsolidated ventures, continue to impact our liquidity position.
For additional information on financial results, refer to “—Results of Operations.”
Investments and Dispositions

•	In March 2018, we sold our investment in the Freddie Mac securitization, generating net proceeds of $35.8 million. We originally purchased the investment for $30.5 million.

•
In March 2018, we contributed $4.5 million to the Trilogy portfolio for development initiatives, including senior housing campus development. During the year ended December 31, 2018, we received distributions from Trilogy totaling $6.0 million.

•
In August 2018, we completed the disposition of Fountains at Franklin, a non-core, consolidated operating property within the Watermark Fountains portfolio. The sales price of $12.0 million generated net proceeds of $2.7 million to the joint venture, after repayment of mortgage debt and transaction costs.

•
In October 2018, we sold 20.0% of our ownership interest in the Trilogy joint venture, which generated gross proceeds of $48.0 million and reduced our ownership interest in the joint venture from approximately 29% to 23%. We sold the ownership interest to a wholly-owned subsidiary of the operating partnership of GAHR4, a REIT sponsored by American Healthcare Investors, LLC, or AHI.

Liquidity, Capital and Dividends

•	In January 2018, we made a partial repayment to the Peregrine mortgage loan totaling $6.4 million, which released one property from the collateral pool.

•
In March 2018, we amended our revolving line of credit from an affiliate of our Sponsor, or our Sponsor Line, to extend the maturity consistent with the Corporate Facility and make other conforming changes to the events of default.

•	In August 2018, in connection with the property sale in the Watermark Fountains portfolio, we repaid a mortgage note payable of $9.0 million.

•
In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we will only repurchase shares in connection with the death or qualifying disability of a stockholder.

•	In November 2018, our board of directors approved and established an estimated value per share of our common stock of $7.10 as of June 30, 2018.

•
Our board of directors approved a daily cash distribution of $0.000924658 per share of common stock during the year ended December 31, 2018. Effective February 1, 2019, our board of directors determined to suspend distributions in order to preserve capital and liquidity.

Portfolio

•	In February 2018, we began the transition of operations of the Avamere portfolio from the former manager, an affiliate of Bonaventure Senior Living, to a new manager, Avamere.

•	In October 2018, we completed the development and construction of the memory care facility adjacent to the Pinebrook facility, adding an additional 40 beds to the portfolio.

•	During 2018, the Espresso joint venture executed operator transitions, which included the sale of one operating facility.

•
The Winterfell portfolio’s average occupancy of approximately 80% during 2018 remains below the 89% average occupancy achieved in 2017. This portfolio represents 32 of the 49 communities that underwent tenant, manager and/or operator transitions within our direct investment portfolios beginning in 2017 and continuing into early 2018.

•
The portfolios managed by Watermark Retirement Communities maintained an overall average occupancy of approximately 84% during 2018 and 2017. Our management team is working closely with our operating partners to implement focused and strategic plans to increase occupancy and improve performance in this challenging market.

•
During 2018, impairment losses totaling $36.3 million were recorded due to performance issues at properties within the Winterfell, Kansas City and Peregrine portfolios, as well as to reflect net realizable value of properties designated as held for sale.

Sources of Operating Revenues and Cash Flows
We generate revenues from resident fees, rental income and net interest income. Resident fee income from our senior housing operating facilities is recorded when services are rendered and includes resident room and care charges and other resident charges. Rental income is generated from our real estate for the leasing of space to various types of healthcare operators/tenants/residents. Net interest income is generated from our debt and securities investments. Additionally, we report our proportionate interest of revenues and expenses from unconsolidated joint ventures, which own healthcare real estate, through equity in earnings (losses) of unconsolidated ventures on our consolidated income statements.

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
Publicly traded healthcare REITs have experienced recent decreases in stock price as underlying same-store metrics and coverage ratios were generally below expectations and guidance on performance was cautious. However, longer-term demographics remain favorable, with potential for future increases to valuations.
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
Notwithstanding the growth in the industry and demographics, economic and healthcare market uncertainty has had a negative impact, weakening the market’s fundamentals and ultimately reducing tenants/operators’ ability to make rent payments in accordance with the contractual terms of the lease, as well as reduced income for our operating investments. In addition, increased development and competitive pressures has had an impact on some of our assets. During the fourth quarter of 2018, senior housing occupancy increased slightly as having been flat or in decline 11 consecutive quarters (source: NIC). For the entirety of 2018, both inventory growth and absorption of seniors housing units reached record levels; however net absorption only amounted to 68% of inventory growth (source: NIC). Further, a tight labor market and competition to attract quality staff continues to drive increased wages and personnel costs, resulting in lower margins. To the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected and decreased cash flow, in turn, is expected to impact the value of underlying properties and the borrowers’ ability to service their outstanding loans and repay the loans at maturity.
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
Further third-party payor rules and regulatory changes that are being implemented by the federal and even some state governments and commercial payors to improve quality of care and control healthcare spending may continue to affect reimbursement and increase operating costs to our operators and tenants. For example, CMS updated Medicare payments to SNFs by 1.0% under the prospective payment system for federal fiscal year 2018, as compared to the 2.4% increase for the federal fiscal year 2017. CMS has also implemented quality reporting programs and SNFs that fail to submit the required quality data to CMS are subject to payment reductions. Further, in 2016, CMS adopted new regulations, or the Final Rule, that significantly revised the conditions of participation in Medicare and Medicaid for long-term care providers. Phase 2 of the Final Rule became effective on November 28, 2017 and Phase 3 becomes effective November 28, 2019.  Implementing and complying with the Final Rule has created additional operating burdens and increased expenses on the industry.  We continue to monitor reimbursement program requirements and assess the potential impact that changes in the political environment may have on such programs and the ability of our tenants/operators to meet their payment obligations.
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
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  For critical accounting policies, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Recent Accounting Pronouncements
For recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Impairment
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including healthcare sector conditions, together with asset and market specific circumstance, among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. An allowance for a doubtful account for a tenant/operator/resident receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator/resident to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future operator/tenant credit losses on unbilled rents receivable based upon an evaluation of the collectability of such amounts.
As of December 31, 2018, we have impaired our direct investments as follows:

•	Winterfell portfolio. Impairment totaling $24.0 million was recorded for two facilities as a result of sustained declines in occupancy.

•	Kansas City portfolio. Impairment totaling $4.4 million was recorded for two facilities as a result of poor operating performance.

•
Peregrine portfolio. Impairment totaling $10.1 million, was recorded for two facilities as a result of deteriorating operating results of the tenant and reclassification of a facility as held for sale.

•	Watermark portfolio. Impairment totaling $2.8 million to reflect net realizable value as a result of designating a property and its operations as held for sale. The property was sold in August 2018.
As of December 31, 2018, the unconsolidated ventures in which we invest have recorded impairments and reserves. Our proportionate ownership share of a loan loss reserve within our Espresso portfolio totaled $11.4 million and was recognized through equity in earnings (losses) during the year ended December 31, 2017. During the third quarter of 2017, the Espresso sub-portfolio associated with the direct financing lease commenced an operator transition and determined certain future cash flows of the direct financing lease to be uncollectible. The cash flows deemed to be uncollectible primarily impact distributions on mandatorily redeemable units issued at the time of the original acquisition that allowed the seller to participate in certain future cash flows from the direct financing lease following the closing of the original acquisition. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the redemption value of the corresponding unconsolidated venture’s liability for the units issued to the seller was not assessed until the termination of the lease, which occurred in the third quarter of 2018. As a result of the lease termination, the unconsolidated venture determined the value of the liability for the units issued to the seller to be zero and recognized a gain on the extinguishment of the liability, of which our proportionate share totaled $14.1 million. Further, upon termination of the lease, the direct financing lease assets were reclassified to operating real estate and recorded at the lower of cost or fair value, resulting in an impairment, of which our proportionate share totaled $13.9 million.

In addition to the impairment and reserves referenced above, our Espresso portfolio recorded an additional loan loss reserve for a separate sub-portfolio during the fourth quarter of 2018, of which our proportionate share totaled $13.9 million.
Our Griffin-American joint venture has $1.7 billion of non-recourse mortgage debt on certain properties in the joint venture that matures in December 2019.  Our Sponsor, which is an equity partner in the Griffin-American joint venture, is currently evaluating options in connection with the December 2019 scheduled maturity of this debt, of which our proportionate share is approximately $246 million. In connection with pursuing the options available, the joint venture has re-evaluated certain assumptions, including the holding period of the real estate assets collateralizing the debt, which has resulted in impairment of these assets, of which our proportionate share totaled $7.7 million. As of December 31, 2018, the carrying value for our investment in the Griffin-American joint venture was $114.0 million.
We will continue to monitor the performance of, and actively manage, all of our investments. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record impairment, as appropriate and if required.
Results of Operations
Comparison of the Year Ended December 31, 2018 to December 31, 2017 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
Property and other revenues
Resident fee income	$129,855	$127,180	$2,675	2.1%
Rental income	159,481	155,700	3,781	2.4%
Other revenue	4,935	2,895	2,040	70.5%
Total property and other revenues	294,271	285,775	8,496	3.0%
Net interest income
Interest income on debt investments	7,706	7,696	10	0.1%
Interest income on mortgage loans held in a securitized trust	5,149	25,955	(20,806)	(80.2)%
Interest expense on mortgage obligations issued by a securitization trust	(3,824)	(19,510)	15,686	(80.4)%
Net interest income	9,031	14,141	(5,110)	(36.1)%

Expenses
Real estate properties - operating expenses	188,761	163,837	24,924	15.2%
Interest expense	70,196	61,082	9,114	14.9%
Other expenses related to securitization trust	811	3,922	(3,111)	(79.3)%
Transaction costs	888	9,407	(8,519)	(90.6)%
Asset management and other fees-related party	23,478	41,954	(18,476)	(44.0)%
General and administrative expenses	14,390	13,488	902	6.7%
Depreciation and amortization	107,133	105,459	1,674	1.6%
Impairment loss	36,277	5,000	31,277	625.5%
Total expenses	441,934	404,149	37,785	9.3%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	1,503	(1,503)	(100.0)%
Realized gain (loss) on investments and other	20,243	116	20,127	17,350.9%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(118,389)	(102,614)	(15,775)	15.4%
Equity in earnings (losses) of unconsolidated ventures	(33,517)	(35,314)	1,797	(5.1)%
Income tax benefit (expense)	(114)	(43)	(71)	165.1%
Net income (loss)	$(152,020)	$(137,971)	$(14,049)	10.2%

Revenues
Resident Fee Income
The following table presents resident fee income generated during the year ended December 31, 2018 as compared to the year ended December 31, 2017 (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)
	2018		2017	Amount	%
Same store AL/MC/CCRC properties (placed in service - 2016 and prior)	$102,704		$99,590	$3,114	3.1%
Properties placed in service - 2017	21,546	(1)	19,706	1,840	9.3%
Properties placed in service - 2018	81		—	81	NA
Properties sold	5,524		7,884	(2,360)	(29.9)%
Total resident fee income	$129,855		$127,180	$2,675	2.1%
_______________________________________

(1)	Includes resident fee income generated from our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Resident fee income increased $2.7 million primarily as a result of occupancy and billing rates improvements for the Watermark Aqua and Fountains portfolios on a same store basis.
Rental Income
The following table presents rental income generated during the year ended December 31, 2018 as compared to the year ended December 31, 2017 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
Same store IL properties (placed in service - 2016 and prior)	$102,925	$111,638	$(8,713)	(7.8)%
Same store net lease properties (placed in service - 2016 and prior)	34,274	34,798	(524)	(1.5)%
Properties placed in service - 2017	22,282	9,264	13,018	140.5%
Total rental income	$159,481	$155,700	$3,781	2.4%
Rental income increased $3.8 million primarily as a result of the Rochester portfolio acquisition, which closed during the third and fourth quarters of 2017. On a same store basis, rental income declined primarily due to a decrease in the average occupancy for the Winterfell portfolio, which decreased to approximately 80% for the year ended December 31, 2018 as compared to approximately 89% for the year ended December 31, 2017.
Other Revenue
Other revenue increased $2.0 million and primarily represents additional revenue recognized from non-recurring services and fees at our operating facilities as well as interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $5.1 million primarily as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018.
Expenses
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred during the year ended December 31, 2018 as compared to the year ended December 31, 2017 (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)
	2018		2017	Amount	%
Same store (placed in service - 2016 and prior)
AL/MC/CCRC properties	$72,815		$70,622	$2,193	3.1%
IL properties	73,312		68,116	5,196	7.6%
Net lease properties	1,346	(1)	31	1,315	4,241.9%
Properties placed in service - 2017	36,005	(2)	18,085	17,920	99.1%
Properties placed in service - 2018	261		14	247	1,764.3%
Properties sold	5,022		6,969	(1,947)	(27.9)%
Total property operating expenses	$188,761		$163,837	$24,924	15.2%
_______________________________________

(1)	Primarily reserves for uncollectible rents from our net lease properties.

(2)	Includes operating expenses incurred by our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Property operating expenses increased $24.9 million, primarily as a result of real estate portfolios acquired during 2017. On a same store basis, property operating expenses increased primarily as a result of rising labor and benefits costs.
Interest Expense
The following table presents interest expense incurred during the year ended December 31, 2018 as compared to the year ended December 31, 2017 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
Same store (placed in service - 2016 and prior)
AL/MC/CCRC properties	$16,056	$12,762	$3,294	25.8%
IL properties	30,373	30,108	265	0.9%
Net lease properties	13,326	12,266	1,060	8.6%
Properties placed in service - 2017	9,923	5,478	4,445	81.1%
Properties sold	243	394	(151)	(38.3)%
Corporate	275	74	201	271.6%
Total interest expense	$70,196	$61,082	$9,114	14.9%
Interest expense increased $9.1 million, primarily as a result of mortgage and seller financing obtained for 2017 acquisitions. On a same store basis, additional financing obtained for the Watermark Fountains portfolio in December 2017 resulted in an increase to interest expense.
Other Expenses Related to Securitization Trust
Other expenses related to securitization trust decreased $3.1 million as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018. Securitization trust expenses were primarily comprised of fees paid to Freddie Mac, the original issuer, as guarantor of the interest and principal payments related to the investment grade securitization bonds.
Transaction Costs
Transaction costs for the year ended December 31, 2018 are primarily a result of the residual costs incurred for the Winterfell and Avamere operator transition. Transaction costs for the year ended December 31, 2017 are primarily the result of the Rochester portfolio acquisition, which closed in the third and fourth quarters of 2017.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $18.5 million primarily as a result of the December 2017 amendment to the advisory agreement which became effective during the first quarter of 2018. The amended advisory agreement reduced the monthly asset management fee and eliminated acquisition fees paid to the advisor.
General and Administrative Expenses
General and administrative expenses increased $0.9 million, primarily as a result of higher direct corporate expenses, including legal, accounting and other professional fees, partially offset by lower corporate overhead costs incurred during the year ended December 31, 2018.

Depreciation and Amortization
The following table presents depreciation and amortization expense incurred during the year ended December 31, 2018 as compared to the year ended December 31, 2017 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
Same store (placed in service - 2016 and prior)
AL/MC/CCRC properties	$12,728	$12,097	$631	5.2%
IL properties	62,677	62,127	550	0.9%
Net lease properties	13,693	13,127	566	4.3%
Properties placed in service - 2017	17,903	17,520	383	2.2%
Properties placed in service - 2018	27	—	27	NA
Properties sold	105	588	(483)	(82.1)%
Total depreciation and amortization expense	$107,133	$105,459	$1,674	1.6%
Depreciation and amortization expense increased $1.7 million, primarily as a result of real estate portfolios acquired during 2017 and capital improvements funded on same store portfolios.
Impairment Loss
During the year ended December 31, 2018, impairment losses totaling $36.3 million were recorded due to performance issues at properties within the Winterfell, Kansas City and Peregrine portfolios, as well as to reflect net realizable value of properties designated as held for sale.
During the year ended December 31, 2017, impairment loss of $5.0 million was recorded a facility within the Peregrine net lease portfolio, due to deteriorating operating results of the tenant.
Other Income (Loss)
Unrealized Gain (Loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
During the year ended December 31, 2017, unrealized gain of $1.5 million on senior housing mortgage loans and debt held in a securitization trust represents the change in the fair value of the consolidated assets and liabilities of our investment in the Freddie Mac securitization. There was no unrealized gain recognized for the year ended December 31, 2018 as a result of the disposal of the investment.
Realized Gain (Loss) on Investments and Other
During the year ended December 31, 2018, realized gain (loss) on investments and other of $20.2 million is primarily a result of gains recognized from the sales of our investments in the Trilogy portfolio and Freddie Mac securitization.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Year Ended December 31,
	2018	2017	2018	2017	2018	2017			2018	2017
Portfolio	Equity in Earnings (Losses)		Select Revenues and Expenses, net(1)		Equity in Earnings, Net of Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$(624)	$(1,562)	$(2,280)	$(3,401)	$1,656	$1,839	$(183)	(10.0)%	$754	$1,227
Envoy	(37)	(934)	(301)	(1,349)	264	415	(151)	(36.4)%	283	427
Griffin-American	(12,717)	(6,885)	(24,780)	(18,728)	12,063	11,843	220	1.9%	5,553	8,505
Espresso	(21,460)	(20,737)	(26,906)	(32,752)	5,446	12,015	(6,569)	(54.7)%	—	3,307
Trilogy	1,153	(5,224)	(14,810)	(23,193)	15,963	17,969	(2,006)	(11.2)%	5,977	—
Subtotal	$(33,685)	$(35,342)	$(69,077)	$(79,423)	$35,392	$44,081	$(8,689)	(19.7)%	$12,567	$13,466
Operator Platform(2)	168	28	—	—	168	28	140	500.0%	107	—
Total	$(33,517)	$(35,314)	$(69,077)	$(79,423)	$35,560	$44,109	$(8,549)	(19.4)%	$12,674	$13,466
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)	Represents our investment in Solstice.

Equity in earnings (losses) of unconsolidated ventures decreased $1.8 million, primarily due to one-time events in our investment in the Espresso joint venture, including a liability extinguishment gain recognized during the year ended December 31, 2018 and a loan loss reserve recognized during the year ended December 31, 2017. The liability extinguishment gain and the loan loss reserve totaled $14.1 million and $11.4 million, respectively. For additional information, refer to “—Impairment.”
Equity in earnings, net of select revenues and expenses, decreased $8.5 million primarily due to the Espresso portfolio, which has experienced three operator transitions, resulting in a decrease in rental income.
Income Tax Benefit (Expense)
Income tax expense for the year ended December 31, 2018 was $114,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the year ended December 31, 2017 was $43,000.
Comparison of the Year Ended December 31, 2017 to December 31, 2016 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Property and other revenues
Resident fee income	$127,180	$102,915	$24,265	23.6%
Rental income	155,700	132,108	23,592	17.9%
Other revenue	2,895	1,585	1,310	82.6%
Total property and other revenues	285,775	236,608	49,167	20.8%
Net interest income
Interest income on debt investments	7,696	17,720	(10,024)	(56.6)%
Interest income on mortgage loans held in a securitized trust	25,955	5,022	20,933	416.8%
Interest expense on mortgage obligations issued by a securitization trust	(19,510)	(3,772)	(15,738)	417.2%
Net interest income	14,141	18,970	(4,829)	(25.5)%

Expenses
Real estate properties - operating expenses	163,837	129,954	33,883	26.1%
Interest expense	61,082	50,243	10,839	21.6%
Other expenses related to securitization trust	3,922	765	3,157	412.7%
Transaction costs	9,407	2,204	7,203	326.8%
Asset management and other fees-related party	41,954	45,092	(3,138)	(7.0)%
General and administrative expenses	13,488	24,843	(11,355)	(45.7)%
Depreciation and amortization	105,459	81,786	23,673	28.9%
Impairment loss	5,000	—	5,000	NA
Total expenses	404,149	334,887	69,262	20.7%
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	1,503	298	1,205	404.4%
Realized gain (loss) on investments and other	116	600	(484)	(80.7)%
Gain (loss) on consolidation of unconsolidated venture (refer to Note 3)	—	6,408	(6,408)	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(102,614)	(72,003)	(30,611)	42.5%
Equity in earnings (losses) of unconsolidated ventures	(35,314)	(62,175)	26,861	(43.2)%
Income tax benefit (expense)	(43)	(7,104)	7,061	(99.4)%
Net income (loss)	$(137,971)	$(141,282)	$3,311	(2.3)%

Revenues
Resident Fee Income
The following table presents resident fee income generated during the year ended December 31, 2017 as compared to the year ended December 31, 2016 (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)
	2017		2016	Amount	%
Same store portfolios (placed in service - 2015 and prior)	$104,841		$102,773	$2,068	2.0%
Portfolios placed in service - 2016	2,633		142	2,491	1,754.2%
Portfolio placed in service - 2017	19,706	(1)	—	19,706	100.0%
Total resident fee income	$127,180		$102,915	$24,265	23.6%
_______________________________________

(1)	Includes resident fee income generated from our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Resident fee income increased $24.3 million primarily as a result of the Oak Cottage and Avamere portfolio acquisitions, which closed during the first quarter of 2017. Additionally, the completion of expansion projects in the Watermark Aqua portfolio during the fourth quarter of 2016 contributed to the increase.
Rental Income
The following table presents rental income generated during the year ended December 31, 2017 as compared to the year ended December 31, 2016 (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)
	2017	2016		Amount	%
Same store portfolios (placed in service - 2015 and prior)	$34,798	$33,974		$824	2.4%
Portfolios placed in service - 2016	111,638	96,685		14,953	15.5%
Portfolio placed in service - 2017(1)	9,264	1,449	(1)	7,815	539.3%
Total rental income	$155,700	$132,108		$23,592	17.9%
_______________________________________

(1)	Includes rental income generated from our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
Rental income increased $23.6 million primarily as a result of the Rochester portfolio acquisition, which closed during the third and fourth quarters of 2017, and a full year of reported operations for the Winterfell portfolio, which was 100% owned and consolidated in our statements of operations beginning March 2016. Occupancy rates in 2017 for the Winterfell portfolio decreased as compared to 2016, reducing rent received and partially offsetting the overall increase to rental income.
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

Expenses
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred during the year ended December 31, 2017 as compared to the year ended December 31, 2016 (dollars in thousands):

	Year Ended December 31,			Increase (Decrease)
	2017	2016		Amount	%
Same store portfolios (placed in service - 2015 and prior)	$74,569	$72,192		$2,377	3.3%
Portfolios placed in service - 2016	71,184	57,230		13,954	24.4%
Portfolio placed in service - 2017	18,084	532	(1)	17,552	3,299.2%
Total property operating expenses	$163,837	$129,954		$33,883	26.1%
_______________________________________

(1)	Includes operating expenses incurred by our Kansas City portfolio, which transitioned from a net leased portfolio to an operating portfolio during the year ended December 31, 2017.
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
Interest Expense
The following table presents interest expense incurred during the year ended December 31, 2017 as compared to the year ended December 31, 2016 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Same store portfolios (placed in service - 2015 and prior)	$25,491	$24,930	$561	2.3%
Portfolios placed in service - 2016	30,108	25,313	4,795	18.9%
Portfolio placed in service - 2017	5,483	—	5,483	NA
Total interest expense	$61,082	$50,243	$10,839	21.6%
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
Transaction Costs
Transaction costs for the year ended December 31, 2017 were primarily a result of the Avamere, Oak Cottage and Rochester portfolio acquisitions, and operator transitions. Transaction costs for the year ended December 31, 2016 were primarily a result of the acquisition of the remaining 60% equity interest in the Winterfell portfolio in March 2016 and professional fees incurred to finalize certain purchase price allocations related to 2016 and 2015 investment activities.
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $3.1 million primarily as a result of a decrease in acquisition fees incurred to acquire portfolios in 2017, partially offset by higher asset management fees from increased invested assets subsequent to December 31, 2016.
General and Administrative Expenses
General and administrative expenses were incurred at the corporate level and include auditing and professional fees, director fees, and other costs associated with operating our business. General and administrative expenses decreased $11.4 million, primarily as a result of lower overhead costs incurred for the year ended December 31, 2017, as well as the full payment of previously unallocated operating costs paid by our Advisor on our behalf during 2016.
Depreciation and Amortization
The following table presents depreciation and amortization expense incurred during the year ended December 31, 2017 as compared to the year ended December 31, 2016 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Same store portfolios (placed in service - 2015 and prior)	$25,260	$30,953	$(5,693)	(18.4)%
Portfolios placed in service - 2016	62,679	50,460	12,219	24.2%
Portfolio placed in service - 2017	17,520	373	17,147	4,597.1%
Total depreciation and amortization expense	$105,459	$81,786	$23,673	28.9%
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
Impairment of operating real estate
During the year ended December 31, 2017, impairment loss of $5.0 million was recorded related to a property within the Peregrine net lease portfolio, due to deteriorating operating results of the tenant. There was no impairment losses on real estate investments recorded during the year ended December 31, 2016.
Other Income (Loss)
Unrealized Gain (loss) on Senior Housing Mortgage Loans and Debt Held in Securitization Trust, Net
Unrealized gain of $1.2 million on senior housing mortgage loans and debt held in a securitization trust represents the change in the fair value of the consolidated assets and liabilities of the Freddie Mac securitization.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Year Ended December 31,
	2017	2016	2017	2016	2017	2016			2017	2016
Portfolio	Equity in Earnings (Losses)		Select Revenues and Expenses, net(1)		Equity in Earnings, Net of Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$(1,562)	$528	$(3,401)	$(1,807)	$1,839	$2,335	$(496)	(21.2)%	$1,227	$1,963
Envoy	(934)	980	(1,349)	455	415	525	(110)	(21.0)%	427	267
Griffin-American	(6,885)	(7,847)	(18,728)	(24,048)	11,843	16,201	(4,358)	(26.9)%	8,505	24,795
Winterfell(2)	—	1,423	—	(161)	—	1,584	(1,584)	(100.0)%	—	591
Espresso(3)	(20,737)	(5,388)	(32,752)	(14,194)	12,015	8,806	3,209	36.4%	3,307	7,162
Trilogy	(5,224)	(51,871)	(23,193)	(67,793)	17,969	15,922	2,047	12.9%	—	—
Subtotal	(35,342)	(62,175)	(79,423)	(107,548)	44,081	45,373	(1,292)	(2.8)%	13,466	34,778
Operator Platform(4)	28	—	—	—	28	—	28	NA	—	—
Total	$(35,314)	$(62,175)	$(79,423)	$(107,548)	$44,109	$45,373	$(1,264)	(2.8)%	$13,466	$34,778
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

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

(3)
Equity in earnings for the year ended December 31, 2017 includes a loan loss reserve recorded by the joint venture, of which our proportionate share totaled $11.4 million. Refer to “Credit Losses and Impairment on Investments” within Item 8. Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies” for additional discussion.

(4)	Represents our investment in Solstice.

Equity in earnings (losses) of unconsolidated ventures decreased by $26.9 million, primarily as a result of overall lower depreciation and amortization expense recorded by the unconsolidated ventures as acquisition-related intangible assets continue to become fully amortized. The decrease in loss was partially offset by a $11.4 million loan loss reserve recorded by the Espresso joint venture, which represents our proportionate share of an impairment of real estate accounted for as a direct financing lease.
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
Liquidity and Capital Resources
Our current principal liquidity needs are to fund: (i) principal and interest payments on our borrowings and other commitments; (ii) operating expenses; (iii) capital expenditures, development and redevelopment activities; and (iv) repurchases of our shares.
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
Our investments generate cash flow in the form of rental revenues, resident fees and interest income, which are reduced by operating expenditures, debt service payments, capital expenditures and corporate general and administrative expenses. Our revenues have declined as a result of, among other things, declines in occupancy and rate pressures, while our operating expenses have increased due primarily to increased labor and benefits costs. Our debt service obligations have also increased over the same period, primarily due to recurring principal amortization and rising interest expense. At the same time, we believe we need to continue to invest capital into our properties in order to maintain market position, as well as functional and operating standards, or to add value to our properties. As a result, our board of directors has suspended distributions and limited share repurchases, as described in further detail below, in order to maintain adequate liquidity and flexibility to support the execution of our strategic objectives and drive long-term value for stockholders.
We currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months. For additional information regarding our liquidity needs and capital resources, see below. As of March 21, 2019, we had $64.1 million of unrestricted cash.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties, rental income from our net leased properties and interest from our debt investment, as well as distributions from our investments in unconsolidated ventures. Net cash provided by operating activities was $28.0 million for the year ended December 31, 2018.
A substantial majority of our properties, or 78.5% of our assets, excluding our unconsolidated ventures and properties designated held for sale, are operating properties whereby we are directly exposed to various operational risks. During 2018, our cash flow from operations was negatively impacted by, among other things, declines in occupancy, rate pressures and increases in operating expenses, particularly tied to increased labor and benefits costs.
In addition, we have significant joint ventures, with unconsolidated joint ventures and consolidated joint ventures representing 35.7% and 20.5%, respectively, of our total real estate equity investments as of December 31, 2018, and we may not be able to control the timing of distributions from these investments, if any.
Borrowings
We use asset-level financing as part of our investment strategy and are required to make recurring principal and interest payments on our borrowings. As of December 31, 2018, we had $1.5 billion of consolidated asset-level borrowings outstanding. During 2018, we paid $10.5 million and $64.6 million, respectively, in recurring principal and interest payments on these borrowings, and currently anticipate that both recurring principal and interest payments will continue to increase in 2019.
Our unconsolidated joint ventures also have significant asset level borrowings. Borrowings that are maturing in our unconsolidated ventures may require us to fund additional contributions, if favorable refinancing is not obtained. If we are unable to fund capital calls, our investment in the unconsolidated investment may be diluted and may prohibit us from participating in future cash flows. In particular, our Griffin-American joint venture has $1.7 billion of non-recourse mortgage debt on certain properties in the joint venture that matures in December 2019.  Our Sponsor, which is an equity partner in the Griffin-American joint venture, is currently evaluating options in connection with the December 2019 scheduled maturity of this debt, of which our proportionate share is approximately $246 million.
We also have a revolving credit facility, or our Corporate Facility, for up to $25.0 million, subject to satisfaction of certain conditions. However, as of December 31, 2018, we did not satisfy conditions to draw on our Corporate Facility. In addition, we have revolving line of credit from an affiliate of our Sponsor, or our Sponsor Line, for up to $35.0 million. We have not drawn on either our Corporate Facility or Sponsor Line in 2018 and currently have no borrowings outstanding under either our Corporate Facility or Sponsor Line.
For additional information regarding our borrowings, including principal repayments and timing of maturities, refer to “—Contractual Obligations and Commitments” as well as Note 7, “Borrowings” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage calculation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non- cash reserves and depreciation and as of December 31, 2018, our leverage was 61.7%. As of December 31, 2018, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 67.9%.
Capital Expenditures, Development and Redevelopment Activities
We are responsible for capital expenditures for our operating properties and, from time to time, may also fund capital expenditures for certain net leased properties. We continue to invest capital into our operating portfolio in order to maintain market position, as well as functional and operating standards. During 2018, we spent $26.8 million on recurring capital expenditures for our direct investments. In addition, we will continue to execute on and identify strategic development opportunities for our existing investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide an optimal mix of services, increase operating income, achieve property stabilization and enhance the overall value of our assets. During 2018, we spent $4.4 million on development capital expenditures.
We are also party to certain agreements that contemplate development of healthcare properties funded by us and our joint venture partners. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences under our joint venture governing documents for any such failure to fund.
Disposition of Investments
We also evaluate dispositions of non-core investments to provide an additional source of liquidity. During the year ended December 31, 2018, we sold our investment in the Freddie Mac securitization, generating net proceeds of $35.8 million, as well as a non-core operating property within our Watermark Fountains portfolio, generating net proceeds of $2.7 million. In October 2018, we sold 20.0% of our ownership interest in the Trilogy joint venture, which generated gross proceeds of $48.0 million and reduced our ownership interest in the joint venture from approximately 29% to 23%.
Distributions
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to stockholders. For the years ended December 31, 2018, 2017 and 2016, the Company generated net operating losses for tax purposes and, accordingly, was not required to make distributions to its stockholders to qualify as a REIT. During the year ended December 31, 2018, we paid monthly distributions to our stockholders based on a daily record date in the amount of $0.000924658 per share, which required the use of $32.7 million in cash to fund the aggregate distributions paid. Refer to “Distributions Declared and Paid” for further information regarding our historical distributions. Effective February 1, 2019, our board of directors determined to suspend distributions in order to preserve capital and liquidity.
Repurchases
We have adopted a Share Repurchase Program effective August 7, 2012, as most recently amended in October 2018, which enables stockholders to sell their shares to us in limited circumstances. In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we will only repurchase shares in connection with the death or qualifying disability of a stockholder. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. During the year ended December 31, 2018, we repurchased 3.3 million shares for an aggregate amount of $25.9 million. Refer to Note 10, “Stockholders’ Equity” and Note 16, “Subsequent Events” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Other Commitments
We expect to continue to make payments to our Advisor, or its affiliates, pursuant to our advisory agreement, as applicable, in connection with the management of our assets and costs incurred by our Advisor in providing services to us. In December 2017, our advisory agreement was amended with changes to the asset management and acquisition fee structure. We renewed our advisory agreement with our Advisor on June 30, 2018 for an additional one-year term on terms identical to those previously in effect. Refer to “—Related Party Arrangements” for further information regarding our advisory fees.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
Cash flow provided by (used in):	2018	2017	2016	2018 vs. 2017 Change	2017 vs. 2016 Change
Operating activities	$27,986	$10,129	$5,376	$17,857	$4,753
Investing activities	73,948	(314,394)	(60,355)	388,342	(254,039)
Financing activities	(87,914)	132,861	(62,970)	(220,775)	195,831
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,020	$(171,404)	$(117,949)	$185,424	$(53,455)
Year Ended December 31, 2018 compared to December 31, 2017
Operating Activities
Net cash provided by operating activities was $28.0 million for the year ended December 31, 2018 compared to $10.1 million for the year ended December 31, 2017. The increase of $17.9 million was primarily attributable to a decrease in asset management and acquisition fees paid to our Advisor.
Investing Activities
Our cash flows from investing activities are generally used to fund investment improvements and acquisitions, net of any investment dispositions. Net cash provided by investing activities was $73.9 million for the year ended December 31, 2018 compared to net cash used of $314.4 million for the year ended December 31, 2017. Cash flows provided by investing activities for the year ended December 31, 2018 are primarily attributable to the sale of an ownership interest in the Trilogy joint venture and the sale of our investment in the Freddie Mac securitization, partially offset by additional capital improvements to existing investments. Cash flows used in investing activities for the year ended December 31, 2017 primarily relate to the acquisition of three operating real estate portfolios and additional capital contributions to our unconsolidated ventures.
The following table presents cash used for capital improvements during the year ended December 31, 2018 as compared to the year ended December 31, 2017, excluding capital improvements made at our unconsolidated ventures (dollars in thousands):

	Year Ended December 31,
Capital Improvements	2018	2017	2018 vs. 2017 Change
Development projects	$4,382	$1,439	$2,943
Recurring	26,830	18,737	8,093
Total improvement of operating real estate investments	$31,212	$20,176	$11,036
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock and changes in our mortgage notes payable. Cash flows used in financing activities was $87.9 million for the year ended December 31, 2018 compared to cash flow provided by financing activities of $132.9 million for the year ended December 31, 2017. The change of $220.8 million was primarily attributable to payments of dividends and share repurchases, while no proceeds were obtained from real estate financings during the year ended December 31, 2018.

Year ended December 31, 2017 compared to December 31, 2016
Operating Activities
Net cash provided by operating activities was $10.1 million for the year ended December 31, 2017 compared to $5.4 million for the year ended December 31, 2016. The increase of $4.8 million was primarily related to earnings from new investments, as well as a decrease in acquisition fees and other general and administrative expenses paid to our Advisor.
Investing Activities
Our cash flows from investing activities are generally used to fund investment acquisitions, net of any repayment activity. Net cash used in investing activities increased by $254.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Cash flows used in investing activities for the year ended December 31, 2017 primarily relate to the acquisition of three operating real estate investments and additional capital improvements to existing investments. Cash flows used in investing activities for the year ended December 31, 2016 primarily relate to the acquisition of the remaining 60.0% equity interest in the Winterfell portfolio in March 2016 and additional capital contributions to joint venture investments. The following table presents capital improvements made during the year ended December 31, 2017 as compared to the year ended December 31, 2016, excluding capital improvements made at our unconsolidated ventures (dollars in thousands):

	Year Ended December 31,
Capital Improvements	2017	2016	2017 vs. 2016 Change
Development projects	$1,439	$9,449	$(8,010)
Recurring	18,737	19,979	(1,242)
Total improvement of operating real estate investments	$20,176	$29,428	$(9,252)
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock and changes in our mortgage notes payable. Cash flows provided by financing activities was $132.9 million for the year ended December 31, 2017 compared to cash flow used in financing activities of $63.0 million for the year ended December 31, 2016. The change of $195.8 million primarily relates to an increase in net proceeds from mortgage notes payable, partially offset by an increase in shares redeemed for cash and distributions paid on common stock.

Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2018 (dollars in thousands):

	Payments Due by Period
		2019	2020 - 2021	2022 - 2023
	Total	Less than 1 year	1-3 years(6)	3-5 years(7)	More than 5 years
Mortgage and notes other payables - consolidated(1)	$1,494,154	$52,170	$88,301	$483,817	$869,866
Mortgage and notes other payables - unconsolidated(1)(2)	816,624	372,740	148,491	15,840	279,553
Estimated interest payments - consolidated(3)	343,019	64,447	121,388	86,494	70,690
Estimated interest payments - unconsolidated(2)(3)	220,018	38,332	35,279	20,826	125,581
Advisor asset management fee(4)	119,862	19,977	39,954	39,954	19,977
Total(5)	$2,993,677	$547,666	$433,413	$646,931	$1,365,667
_____________________________________

(1)	Represents contractual amortization of principal and repayment upon contractual maturity.

(2)
Represents our proportionate interest in the underlying obligations and commitments of our unconsolidated ventures. We are not directly liable for the obligations and commitments of our unconsolidated ventures. Borrowings that are maturing in our unconsolidated ventures may require us to fund additional contributions if favorable refinancing is not obtained. We are not obligated to fund capital contributions, however our investment in the unconsolidated investment may be diluted and we may be prohibited from participating in future cash flows if we are unable to fund.

(3)
Estimated interest payments are based on the remaining life of the borrowings. Applicable LIBOR rate plus the respective spread as of December 31, 2018 was used to estimate payments for our floating-rate borrowings.

(4)
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on our behalf. For such services, our Advisor receives management fees from us based on our most recent net asset value. In addition, our advisory agreement must be renewed in June 2019 and may be renewed on different terms or may be terminated at any time, subject to notice requirements. As a result, the amount included in the table above is an estimate only and assumes the current net asset value and the continuation of our advisory agreement on its current terms. Included in the table is $10.0 million of advisor asset management fees per year that are payable in shares of our common stock. Refer to “—Related Party Arrangements” for additional information on our Advisor asset management fee.

(5)	Excludes construction related and other commitments for future development.

(6)	Total includes $171.2 million and $262.2 million for years ended December 31, 2020 and 2021, respectively.

(7)	Total includes $551.7 million and $95.3 million for years ended December 31, 2022 and 2023, respectively.
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
Off-Balance Sheet Arrangements
As of December 31, 2018, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part II. Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to our Advisor for the years ended December 31, 2018 and 2017 and the amount due to related party as of December 31, 2018, 2017 and 2016 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2017	Year Ended December 31, 2018			Due to Related Party as of December 31, 2018
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management and other fees-related party	$—	$23,486	$(21,821)	(2)	$1,665
Acquisition(2)	Investments in unconsolidated ventures/Asset management and other fees-related party	8	(8)	—		—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	1,038	12,631	(9,659)		4,010
Total		$1,046	$36,109	$(31,480)		$5,675
_______________________________________

(1)	Includes $9.0 million paid in shares of our common stock and a $0.2 million gain recognized on the settlement of the share-based payment.

(2)
From inception through December 31, 2018, our Advisor waived $0.3 million of acquisition fees related to healthcare-related securities. We did not incur any disposition fees during the year ended December 31, 2018, nor were any such fees outstanding as of December 31, 2017.

(3)
As of December 31, 2018, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us. For the year ended December 31, 2018, total operating expenses included in the 2%/25% Guidelines represented 0.4% of average invested assets and 54.9% of net loss without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves. Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2018, we did not incur any offering costs.

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

(2)
As of December 31, 2017, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us. For the year ended December 31, 2017, total operating expenses included in the 2%/25% Guidelines represented 0.3% of average invested assets and 44.9% of net loss without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves.

Issuance of Common Stock to our Advisor
Pursuant to the December 2017 amendment of our advisory agreement, for the year ended December 31, 2018, we issued 1.1 million shares totaling $9.0 million to an affiliate of our Advisor as part of its asset management fee.
Investments in Joint Ventures
In November 2017, we began the transition of operations of the Winterfell portfolio, from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%. For the year ended December 31, 2018, the Company recognized property management fee expense of $5.3 million paid to Solstice related to the Winterfell portfolio.
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
In December 2015, we, through a joint venture with GAHR3, a REIT sponsored and advised by AHI, acquired a 29.0% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for our interest. The purchase was approved by our board of directors, including all of our independent directors. In 2016 and 2017, we funded additional capital contributions of $18.8 million and $8.3 million, respectively, in accordance with the joint venture agreement. Additionally, in 2018, we funded capital contributions of $4.5 million for a total contribution of $233.3 million. The additional fundings related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations. In October 2018, we sold 20.0% of our ownership interest in the Trilogy joint venture, which generated gross proceeds of $48.0 million and reduced our ownership interest in the joint venture from approximately 29% to 23%. We sold the ownership interest to a wholly owned subsidiary of the operating partnership of GAHR4, a REIT sponsored by AHI.
Origination of Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, or the Espresso joint venture, which bears interest at a fixed rate of 10.0% per year and matures in January 2021.
Colony Capital Line of Credit
In October 2017, we obtained our Sponsor Line for up to $15.0 million at an interest rate of 3.5% plus LIBOR. Our Sponsor Line has an initial one year term, with an extension option of six months. Our Sponsor Line was approved by our board of directors, including all of our independent directors. In November 2017, the borrowing capacity under our Sponsor Line was increased to $35.0 million. In March 2018, our Sponsor Line maturity was extended through December 2020. As of December 31, 2017, we had drawn and fully repaid $25.0 million under our Sponsor Line. We did not utilize our Sponsor Line during the year ended December 31, 2018.
Recent Developments
Distribution Reinvestment Plan
For the period from January 1, 2019 through January 31, 2019, we issued 0.7 million shares pursuant to our DRP, representing gross proceeds of $4.9 million.

Share Repurchases
For the period from January 1, 2019 through March 21, 2019, we repurchased 0.3 million shares for a total of $2.0 million or a price of $7.10 per share under our Share Repurchase Program. Prior to the most recent amendments to our Share Repurchase program, we had a total of 12.0 million shares, or $85.0 million, based on our most recently published estimated value per share of $7.10, in unfulfilled repurchase requests. Refer to Item 8. “Financial Statements and Supplementary Data,” Note 10, “Stockholders’ Equity” for additional information regarding our Share Repurchase Program.
Distributions
Effective February 1, 2019, our board of directors determined to suspend distributions in order to preserve capital and liquidity.
Dispositions
Envoy
In March 2019, the Envoy joint venture, of which we own 11.4%, completed the sale of the remaining 11 properties in the portfolio for a sales price of $118.0 million. Our proportionate share of net proceeds, after debt repayment and transaction costs, is anticipated to be approximately $5.7 million, subject to indemnification and future performance.
Peregrine
In March 2019, we executed a purchase and sale agreement totaling $19.7 million for two properties within the Peregrine portfolio.
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
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income, while fees paid to our Advisor in connection with the acquisition of equity investments are generally expensed under U.S. GAAP. In both situations, the fees are included in the computation of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. We adjust MFFO for the amortization of acquisition fees in the period when such amortization is recognized under U.S. GAAP or in the period in which the acquisition fees are expensed. Acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore, such fees and expenses will need to be paid from either additional debt, operating earnings, cash flow or net proceeds from the sale of investments or properties. However, in general, we earn origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor. Effective January 1, 2018, our Advisor no longer receives an acquisition fee in connection with our acquisition of real estate properties or debt investments.
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
We purchased Class B healthcare-related securities in a securitization trust at a discount to par value, and would have recorded the accretion of the discount as interest income (which we refer to as the effective yield) had we been able to record the transaction as an available for sale security. As we were granted certain rights with our purchase, U.S. GAAP required us to consolidate the whole securitization trust and eliminate the Class B securities. We believe that reporting the effective yield in MFFO provided better insight to the expected contractual cash flows and was more consistent with our review of operating performance. The effective yield computation under U.S. GAAP and MFFO was the same.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(151,578)	$(137,771)	$(141,275)
Adjustments:
Depreciation and amortization	107,133	105,459	81,786
Impairment losses of depreciable real estate	35,552	5,000	—
Depreciation and amortization related to unconsolidated ventures	32,877	38,804	87,065
Depreciation and amortization related to non-controlling interests	(779)	(620)	(564)
Impairment loss on real estate related to non-controlling interests	(62)	—	—
(Gain) loss on consolidation of unconsolidated venture	—	—	(6,408)
Realized (gain) loss from sales of property	(14,148)	—	—
Realized gain (loss) from sales of property related to non-controlling interests	2	—	—
Realized (gain) loss from sales of property related to unconsolidated ventures	1,446	694	(1,653)
Impairment losses of depreciable real estate held by unconsolidated ventures	22,568	5,265	1,451
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$33,011	$16,831	$20,402
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$33,011	$16,831	$20,402
Adjustments:
Acquisition fees and transaction costs	878	17,057	14,585
Straight-line rental (income) loss	440	(1,673)	(1,780)
Amortization of premiums, discounts and fees on investments and borrowings	4,903	4,181	4,118
Amortization of discounts on healthcare-related securities	314	1,531	328
Deferred tax (benefit) expense	—	—	7,019
Adjustments related to unconsolidated ventures(1)	12,185	34,660	20,685
Adjustments related to non-controlling interests	13	(182)	(23)
Realized (gain) loss on investments and other	(6,094)	(116)	(600)
Unrealized (gain) loss on senior housing mortgage loans and debt held in securitization trust	—	(1,503)	(298)
Impairment of assets other than real estate	725	—	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$46,375	$70,786	$64,436
_______________________________________

(1)
Primarily represents our proportionate share of liability extinguishment gains, loan loss reserves, transaction costs and amortization of above/below market debt adjustments and deferred financing costs, incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally paid distributions on a monthly basis based on daily record dates. From the date of our first investment on April 5, 2013 through December 31, 2017, we paid an annualized distribution amount of $0.675 per share of our common stock. Our board of directors approved a daily cash distribution of $0.000924658 per share of common stock, equivalent to an annualized distribution amount of $0.3375 per share, for the year ended December 31, 2018. Distributions were generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued. Effective February 1, 2019, our board of directors determined to suspend distributions in order to preserve capital and liquidity.

The following table presents distributions declared for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018		2017
Distributions(1)
Cash	$32,739		$58,766
DRP	30,517		67,037
Total	$63,256		$125,803

Sources of Distributions(1)
FFO(2)	$33,011	52%	$16,831	13%
Offering proceeds - Other	30,245	48%	108,972	87%
Total	$63,256	100%	$125,803	100%

Cash Flow Provided by (Used in) Operations	$27,986		$10,129
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through December 31, 2018, we declared $428.4 million in distributions. Cumulative FFO for the period from April 5, 2013 through December 31, 2018 was $47.7 million.

For the years ended December 31, 2018 and 2017, distributions in excess of FFO were paid using available capital sources, including proceeds from borrowings and dispositions. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted. Future distributions declared and paid may exceed FFO and cash flow provided by operations. FFO, as defined, may not reflect actual cash available for distributions. Our ability to pay distributions from FFO or cash flow provided by operations depends upon our operating performance, including the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments, accounting of our investments in accordance with U.S. GAAP, the performance of underlying debt and ability to maintain liquidity. We will continue to assess our distribution policy in light of our operating performance and capital needs.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of December 31, 2018, 11.8% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. As of December 31, 2018, all floating rate liabilities outstanding related mortgage notes payable of our direct operating investments. As of December 31, 2018, we had two lines of credit which carry floating interest rates, with no outstanding liabilities under either.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs by borrowing primarily at fixed rates or variable rates with the lowest margins available and by evaluating hedging opportunities.
For longer duration, relatively stable real estate cash flows, such as those derived from net lease assets, we seek to use fixed rate financing. For real estate cash flows with greater growth potential, such as operating properties, we may use floating rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow projections and potential increases in interest rates.
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of December 31, 2018, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.8 million annually. We did not have any floating rate real estate debt investments as of December 31, 2018.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of December 31, 2018, we had one fixed-rate debt investment with a carrying value of $58.6 million.
Credit Risk
We are subject to the credit risk of the tenants, operators and managers of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator or manager’s business as well as an assessment of the strategic importance of the underlying real estate to the operator or manager’s core business operations. Where appropriate, we may seek to augment the operator or manager’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases, management agreements or joint venture arrangements. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. The extent of pending or future healthcare regulation may have a material impact on the valuation and financial performance of this portion of our portfolio.
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
For the year ended December 31, 2018, the Espresso mezzanine loan and the Freddie Mac securitization contributed 100.0% of interest income. As of December 31, 2018, one borrower, a subsidiary of the Espresso joint venture, represented 100.0% of the aggregate principal amount of our debt investments. The Espresso joint venture has several sub-portfolios, three of which have experienced tenant lease defaults and operator transitions.  The underlying tenant defaults resulted in defaults under the senior loans with respect to the applicable sub-portfolios, which in turn resulted in defaults under the Espresso mezzanine loan as of December 31, 2018.  We are actively monitoring the actions of the senior lenders of each sub-portfolio and assessing our rights and remedies.  We are also actively monitoring the operator transitions and continue to assess the collectability of principal and interest.
Risk Concentration
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures as of December 31, 2018 (dollars in thousands):

				Year Ended December 31, 2018
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$152,875	52.0%
Solstice Senior Living	(2)	32	4,000	105,617	35.9%
Avamere Health Services	(3)	5	453	16,735	5.7%
Arcadia Management		4	572	10,615	3.6%
Integral Senior Living	(2)	3	162	5,695	1.9%
Peregrine Senior Living		2	114	1,467	0.5%
Senior Lifestyle Corporation	(4)	1	63	51	—%
Other	(5)	—	—	1,216	0.4%
Total		77	10,629	$294,271	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	Effective February 2018, properties under the management of Bonaventure were transitioned to Avamere Health Services.

(4)	As a result of the tenant failing to remit rental payments, we accelerated the amortization of capitalized lease inducements. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.

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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NorthStar Healthcare Income, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Healthcare GA Holdings, General Partnership (“Griffin - American”) the investment in which is accounted for under the equity method of accounting. The equity in its net loss was $12.7 million and $6.9 million of consolidated equity in earnings (losses) of unconsolidated ventures for the year ending December 31, 2018 and 2017, respectively. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Griffin - American, is based solely on the report of the other auditors.
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

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2010
New York, New York
March 22, 2019

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$73,811	$50,046
Restricted cash	20,697	30,442
Operating real estate, net	1,778,914	1,852,428
Investments in unconsolidated ventures	264,319	325,582
Real estate debt investments, net	58,600	74,650
Senior housing mortgage loans held in a securitization trust, at fair value	—	545,048
Assets held for sale	2,183	—
Receivables, net	14,436	18,363
Deferred costs and intangible assets, net	36,996	84,720
Other assets	14,460	17,474
Total assets(1)	$2,264,416	$2,998,753

Liabilities
Mortgage and other notes payable, net	$1,466,349	$1,487,480
Senior housing mortgage obligations issued by a securitization trust, at fair value	—	512,772
Due to related party	5,675	1,046
Escrow deposits payable	4,379	3,817
Distribution payable	5,400	10,704
Accounts payable and accrued expenses	32,405	33,478
Other liabilities	5,834	4,657
Total liabilities(1)	1,520,042	2,053,954
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 188,495,355 and 186,709,303 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1,885	1,867
Additional paid-in capital	1,697,998	1,681,040
Retained earnings (accumulated deficit)	(958,924)	(744,090)
Accumulated other comprehensive income (loss)	(2,284)	(316)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	738,675	938,501
Non-controlling interests	5,699	6,298
Total equity	744,374	944,799
Total liabilities and equity	$2,264,416	$2,998,753
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of December 31, 2018, the Operating Partnership includes $0.7 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2018	2017	2016
Property and other revenues
Resident fee income	$129,855	$127,180	$102,915
Rental income	159,481	155,700	132,108
Other revenue	4,935	2,895	1,585
Total property and other revenues	294,271	285,775	236,608
Net interest income
Interest income on debt investments	7,706	7,696	17,720
Interest income on mortgage loans held in a securitized trust	5,149	25,955	5,022
Interest expense on mortgage obligations issued by a securitization trust	(3,824)	(19,510)	(3,772)
Net interest income	9,031	14,141	18,970
Expenses
Real estate properties - operating expenses	188,761	163,837	129,954
Interest expense	70,196	61,082	50,243
Other expenses related to securitization trust	811	3,922	765
Transaction costs	888	9,407	2,204
Asset management and other fees - related party	23,478	41,954	45,092
General and administrative expenses	14,390	13,488	24,843
Depreciation and amortization	107,133	105,459	81,786
Impairment loss	36,277	5,000	—
Total expenses	441,934	404,149	334,887
Other income (loss)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	1,503	298
Realized gain (loss) on investments and other	20,243	116	600
Gain (loss) on consolidation of unconsolidated venture	—	—	6,408
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(118,389)	(102,614)	(72,003)
Equity in earnings (losses) of unconsolidated ventures	(33,517)	(35,314)	(62,175)
Income tax benefit (expense)	(114)	(43)	(7,104)
Net income (loss)	(152,020)	(137,971)	(141,282)
Net (income) loss attributable to non-controlling interests	442	200	7
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(151,578)	$(137,771)	$(141,275)
Net income (loss) per share of common stock, basic/diluted	$(0.81)	$(0.74)	$(0.77)
Weighted average number of shares of common stock outstanding, basic/diluted	187,501,302	186,418,183	182,446,286

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(152,020)	$(137,971)	$(141,282)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(1,968)	872	(1,188)
Total other comprehensive income (loss)	(1,968)	872	(1,188)
Comprehensive income (loss)	(153,988)	(137,099)	(142,470)
Comprehensive (income) loss attributable to non-controlling interests	442	200	7
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(153,546)	$(136,899)	$(142,463)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2015	179,137	$1,791	$1,614,452	$(216,099)	$—	$1,400,144	$5,356	$1,405,500
Net proceeds from issuance of common stock	81	1	295	—	—	296	—	296
Issuance and amortization of equity-based compensation	14	—	166	—	—	166	—	166
Non-controlling interests - contributions	—	—	—	—	—	—	291	291
Non-controlling interests - distributions	—	—	—	—	—	—	(291)	(291)
Shares redeemed for cash	(1,765)	(18)	(16,120)		—	(16,138)	—	(16,138)
Distributions declared	—	—	—	(123,142)	—	(123,142)	—	(123,142)
Proceeds from distribution reinvestment plan	7,568	76	67,686	—	—	67,762	—	67,762
Other comprehensive income (loss)	—	—	—	—	(1,188)	(1,188)	—	(1,188)
Net income (loss)	—	—	—	(141,275)	—	(141,275)	(7)	(141,282)
Balance as of December 31, 2016	185,035	$1,850	$1,666,479	$(480,516)	$(1,188)	$1,186,625	$5,349	$1,191,974
Issuance and amortization of equity-based compensation	20	—	176	—	—	176	—	176
Non-controlling interests - contributions	—	—	—	—	—	—	2,988	2,988
Non-controlling interests - distributions	—	—	—	—	—	—	(1,839)	(1,839)
Shares redeemed for cash	(5,728)	(57)	(52,713)	—	—	(52,770)	—	(52,770)
Distributions declared	—	—	—	(125,803)	—	(125,803)	—	(125,803)
Proceeds from distribution reinvestment plan	7,382	74	67,098	—	—	67,172	—	67,172
Other comprehensive income (loss)	—	—	—	—	872	872	—	872
Net income (loss)	—	—	—	(137,771)	—	(137,771)	(200)	(137,971)
Balance as of December 31, 2017	186,709	$1,867	$1,681,040	$(744,090)	$(316)	$938,501	$6,298	$944,799
Share-based payment of advisor asset management fees	1,078	11	9,019	—	—	9,030	—	9,030
Issuance and amortization of equity-based compensation	21	—	174	—	—	174	—	174
Non-controlling interests - contributions	—	—	—	—	—	—	484	484
Non-controlling interests - distributions	—	—	—	—	—	—	(641)	(641)
Shares redeemed for cash	(3,275)	(33)	(25,874)	—	—	(25,907)	—	(25,907)
Distributions declared	—	—	—	(63,256)	—	(63,256)	—	(63,256)
Proceeds from distribution reinvestment plan	3,962	40	33,639	—	—	33,679	—	33,679
Other comprehensive income (loss)	—	—	—	—	(1,968)	(1,968)	—	(1,968)
Net income (loss)	—	—	—	(151,578)	—	(151,578)	(442)	(152,020)
Balance as of December 31, 2018	188,495	$1,885	$1,697,998	$(958,924)	$(2,284)	$738,675	$5,699	$744,374

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(152,020)	$(137,971)	$(141,282)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	33,517	35,314	62,175
Depreciation and amortization	107,133	105,459	81,786
Impairment loss	36,277	5,000	—
Amortization of below market debt	2,932	2,703	2,339
Straight-line rental income, net and amortization of lease inducements	440	(1,673)	(1,780)
Amortization of premium/accretion of discount on investments	(101)	(92)	(35)
Amortization of deferred financing costs	1,946	1,586	1,813
Amortization of equity-based compensation	174	176	166
Deferred income tax (benefit) expense, net	—	(6)	7,019
Realized (gain) loss on investments and other	(20,243)	(116)	(600)
(Gain) loss on consolidation of unconsolidated venture	—	—	(6,408)
Unrealized (gain) loss on senior housing mortgage loans and debt held in securitization trust, net	—	(1,503)	(298)
Allowance for uncollectible accounts	3,172	1,314	153
Distributions of cumulative earnings from unconsolidated ventures	—	—	267
Changes in assets and liabilities:
Receivables	1,219	(5,545)	(1,777)
Other assets	645	(3,975)	(1,463)
Due to related party	13,796	827	(224)
Escrow deposits payable	563	608	792
Accounts payable and accrued expenses	(2,205)	8,375	3,550
Other liabilities	741	(352)	(817)
Net cash provided by (used in) operating activities	27,986	10,129	5,376
Cash flows from investing activities:
Acquisition of operating real estate investments	—	(278,959)	(142,941)
Improvement of operating real estate investments	(31,212)	(20,176)	(29,428)
Sale of operating real estate investment	11,784	—	—
Sale of healthcare-related securities	35,771	—	—
Sale of ownership interest in unconsolidated ventures	47,813	—	—
Deferred costs and intangible assets	—	(19,057)	—
Repayment on real estate debt investments	—	—	118,411
Investment in unconsolidated ventures	(4,470)	(12,956)	(20,731)
Distributions in excess of cumulative earnings from unconsolidated ventures	12,672	13,466	34,511
Purchase of healthcare-related securities	—	—	(30,475)
Working capital of consolidated real estate investment	—	—	11,174
Other assets	1,590	3,288	(876)
Net cash provided by (used in) investing activities	73,948	(314,394)	(60,355)
Cash flows from financing activities:
Borrowing from mortgage notes	—	249,091	18,760
Repayment of mortgage notes	(25,979)	(2,719)	(10,500)
Borrowings from line of credit - related party	—	25,000	—
Repayment of borrowings from line of credit - related party	—	(25,000)	—
Payment of deferred financing costs	(283)	(3,384)	(694)
Net proceeds from issuance of common stock	—	—	405
Debt extinguishment costs	(97)	—	—
Shares redeemed for cash	(25,907)	(52,770)	(16,138)
Payments under capital leases	(610)	—	—
Distributions paid on common stock	(68,560)	(125,678)	(122,565)
Proceeds from distribution reinvestment plan	33,679	67,172	67,762
Contributions from non-controlling interests	484	2,988	291
Distributions to non-controlling interests	(641)	(1,839)	(291)
Net cash provided by (used in) financing activities	(87,914)	132,861	(62,970)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,020	(171,404)	(117,949)
Cash, cash equivalents and restricted cash-beginning of period	80,488	251,892	369,841
Cash, cash equivalents and restricted cash-end of period	$94,508	$80,488	$251,892
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$64,568	$55,830	$45,898
Cash paid for income taxes	187	54	81
Supplemental disclosure of non-cash investing and financing activities:
Accrued distribution payable	$5,400	$10,704	$10,579
Accrued capital expenditures	1,456	—	—
Reclassification of assets held for sale	2,183	—	—
Issuance of common stock as payment for asset management fees	9,030	—	—
Deconsolidation of securitization trust (VIE asset/liability)	512,772	—	—
Acquisition of operating real estate under capital lease obligations	2,108	—	—
Assumption of mortgage notes payable upon acquisitions of operating real estate	—	21,685	648,211
Change in carrying value of securitization trust (VIE asset/liability)	—	10,162	—
Debt financing provided by seller for investment acquisition	—	15,855	—
Contingent purchase price payable upon acquisition of operating real estate	—	1,800	—
Consolidation of securitization trust (VIE asset/liability)	—	—	522,933
Transfer of non-controlling interest in joint venture for controlling interest in consolidated real estate investment	—	—	103,005
Reclassification related to measurement-period adjustment	—	—	143,070
Escrow deposits related to real estate debt investments	—	—	293

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar Healthcare Income, Inc., together with its consolidated subsidiaries, (the “Company”) was formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which the Company defines as assisted living (“ALF”), memory care (“MCF”), skilled nursing (“SNF”), independent living (“ILF”) facilities and continuing care retirement communities (“CCRC”), which may have independent living, assisted living, skilled nursing and memory care available on one campus. The Company also invests in other healthcare property types, including medical office buildings (“MOB”), hospitals, rehabilitation facilities and ancillary healthcare services businesses. The Company’s investments are predominantly in the United States, but it also selectively makes international investments.
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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of December 31, 2018 and December 31, 2017. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of December 31, 2018, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company completed its initial public offering (the “Initial Offering”) on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in its initial primary offering (the “Initial Primary Offering”) and 2.0 million shares issued pursuant to its distribution reinvestment plan (the “DRP”). In addition, the Company completed its follow-on offering (the “Follow-On Offering”) on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in its follow-on primary offering (the “Follow-on Primary Offering”) and 4.2 million shares issued pursuant to the DRP. The Company refers to its Initial Primary Offering and its Follow-on Primary Offering collectively as the “Primary Offering” and its Initial Offering and Follow-On Offering collectively as the “Offering.” In December 2015, the Company registered an additional 30.0 million shares to be offered pursuant to the DRP and continues to offer such shares. From inception through January 31, 2019, the Company raised total gross proceeds of $2.0 billion, including $232.6 million in DRP proceeds.
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
As of December 31, 2018, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of December 31, 2018 is $617.7 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of December 31, 2018 is $467.3 million, collateralized by the real estate assets of the related consolidated VIEs.
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
If it is determined that the Company is the primary beneficiary of an Investing VIE as a result of acquiring the subordinate first-loss certificates in a securitization trust, the Company would consolidate the assets, liabilities, income and expenses of the entire Investing VIE. The assets held by an Investing VIE are restricted and can only be used to fulfill its own obligations. The obligations

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of an Investing VIE have neither any recourse to the general credit of the Company as the consolidating parent entity of an Investing VIE, nor to any of the Company’s other consolidated entities.
As of December 31, 2017, the Company held Class B certificates in an Investing VIE for which the Company had determined it was the primary beneficiary because it had the power to direct the activities that most significantly impacted the economic performance of the securitization trust. As a result, all of the assets, liabilities (obligations to the certificate holders of the securitization trust, less the Company’s retained interest from the Class B certificates of the securitization), income and expense of the entire Investing VIE were presented in the consolidated financial statements of the Company as required by U.S. GAAP. The Company’s Class B certificates, which represented the retained interest and related interest income, were eliminated in consolidation. Regardless of the presentation, the Company’s consolidated financial statements of operations ultimately reflect the net income attributable to its retained interest in the Class B certificates. Refer to Note 6, “Healthcare-Related Securities” for further detail.
The Company elected the fair value option for the initial recognition of the assets and liabilities of its consolidated Investing VIE. Interest income and interest expense associated with this VIE are presented separately on the consolidated statements of operations. The assets and liabilities of the Investing VIE are presented as “Senior housing mortgage loans held in a securitization trust, at fair value” and “Senior housing mortgage obligations issued by a securitization trust, at fair value,” respectively, on the consolidated balance sheets. Refer to Note 12, “Fair Value” for further detail.
In March 2018, the Company sold the Class B certificates of its consolidated Investing VIE, relinquishing its rights as directing certificate holder. As a result, the Company was no longer deemed the primary beneficiary of the securitization trust and, accordingly, did not present the assets or liabilities of the securitization trust on its consolidated balance sheets as of December 31, 2018. The Company has presented the income and expenses of the securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates and was considered the primary beneficiary in 2018.
Unconsolidated VIEs
As of December 31, 2018, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $264.3 million. The Company’s maximum exposure to loss as of December 31, 2018 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of December 31, 2018. The Company did not provide financial support to its unconsolidated VIEs during the year ended December 31, 2018, except for funding its proportionate share of capital call contributions. As of December 31, 2018, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company elected the fair value option to account for the eligible financial assets and liabilities of its consolidated Investing VIEs in order to mitigate potential accounting mismatches between the carrying value of the instruments and the related assets and liabilities to be consolidated. The Company adopted guidance issued by the FASB allowing the Company to measure both the financial assets and liabilities of a qualifying collateralized financing entity (“CFE”) it consolidated using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$73,811	$50,046	$223,102
Restricted cash	20,697	30,442	28,790
Total cash, cash equivalents and restricted cash	$94,508	$80,488	$251,892

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
The Company has entered into capital leases for equipment totaling $3.2 million which is included in furniture, fixtures, and equipment within operating real estate on the Company’s consolidated balance sheets. The leased equipment is amortized on a straight line basis over seven years. The following table presents the future minimum lease payments under capital leases and the present value of the minimum lease payments as of December 31, 2018, which is included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ending December 31:
2019	$675
2020	636
2021	597
2022	505
2023	83
Thereafter	—
Total minimum lease payments	$2,496
Less: Amount representing interest	$(262)
Present value of minimum lease payments	$2,234
The weighted average interest rate related to the lease obligations is 5.5% with a final maturity date in August 2023.
Assets Held For Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by U.S. GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of December 31, 2018, the Company reclassified one of its operating real estate properties in the Peregrine portfolio as held for sale, as presented on its consolidated balance sheets. No operating real estate was classified as held for sale on the Company’s consolidated balance sheets as of December 31, 2017.
Real Estate Debt Investments
Real estate debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Debt investments that are deemed to be impaired record an allowance for loan losses, which is generally measured as the difference between the carrying value of the loan and either the present value of cash flows expected to be collected, discounted at the original effective interest rate of the loan, or an observable market price for the loan. Debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated fair value.
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
Identified Intangibles
The Company records acquired identified intangibles, which includes intangible assets (such as the value of the above-market leases, in-place leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the identified intangibles are amortized over the remaining lease term. Above/below-market leases for which the Company is the lessor are amortized into rental income, above/below-market leases for which

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company is the lessee are amortized into real estate properties-operating expense and in-place leases are amortized into depreciation and amortization expense.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company performs an annual impairment test for goodwill and evaluates the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In making such assessment, qualitative factors are used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, then an impairment charge is recorded. During the year ended December 31, 2018, the Company sold an operating property, which was part of a reporting unit with goodwill. The Company determined that the carrying value of the property was in excess of its fair value, which resulted in the impairment of goodwill totaling $0.7 million, proportionate to the fair value of the reporting unit.
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents a summary of deferred costs and intangible assets, net as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Deferred costs and intangible assets, net:
In-place lease value, net	$14,559	$61,593
Goodwill	21,387	22,112
Other intangible assets	380	380
Subtotal intangible assets	36,326	84,085
Deferred costs, net	670	635
Total	$36,996	$84,720
The Company recorded $47.3 million and $51.7 million of in-place lease and deferred cost amortization expense for the years ended December 31, 2018 and 2017, respectively.
The following table presents future amortization of in-place lease value and deferred costs (dollars in thousands):

Years Ending December 31:
2019	$8,420
2020	2,093
2021	1,871
2022	592
2023	337
Thereafter	1,916
Total	$15,229
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the year ended December 31, 2018, total acquisition fees and expenses incurred to third parties did not exceed the allowed limit for any investment. An acquisition fee incurred related to an equity investment will generally be expensed as incurred. An acquisition fee paid to the Advisor related to the acquisition of an equity or debt investment in an unconsolidated joint venture is included in investments in unconsolidated ventures on the consolidated balance sheets. An acquisition fee paid to the Advisor related to the origination or acquisition of debt investments is included in real estate debt investments, net on the consolidated balance sheets and is amortized to interest income over the life of the investment using the effective interest method. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Assets
The following table presents a summary of other assets as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Other assets:
Healthcare facility regulatory reserve deposit	$6,000	$6,000
Remainder interest in condominium units(1)	3,025	3,704
Prepaid expenses	3,536	3,352
Lease / rent inducements, net	1,254	1,691
Utility deposits	325	503
Construction deposit	—	993
Other	320	1,231
Total	$14,460	$17,474
_______________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
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
As of December 31, 2018, the Company has impaired the following properties:

•	Winterfell portfolio. Impairment totaling $24.0 million was recorded for two facilities as a result of sustained declines in occupancy.

•	Kansas City portfolio. Impairment totaling $4.4 million was recorded for two facilities as a result of poor operating performance.

•	Peregrine portfolio. Impairment totaling $10.1 million was recorded for two facilities as a result of deteriorating operating results of the tenant and reclassification of a facility as held for sale.

•
Watermark portfolio. Impairment totaling $2.8 million was recorded to reflect net realizable value as a result of designating a property and its operations as held for sale. The property was sold in August 2018.

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
Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of December 31, 2018, the Company did not have any impaired real estate debt investments.

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
As of December 31, 2018, certain of the unconsolidated ventures in which the Company invests have recorded impairments and the Company has concluded that no additional impairment of its investments in unconsolidated ventures is required. The Company’s proportionate ownership share of a loan loss reserve within the Espresso portfolio totaled $11.4 million and was recognized through equity in earnings (losses) of unconsolidated ventures during the year ended December 31, 2017. During the third quarter of 2017, the Espresso sub-portfolio associated with the direct financing lease commenced an operator transition and determined certain future cash flows of the direct financing lease to be uncollectible. The cash flows deemed uncollectible primarily impact distributions on mandatorily redeemable units issued at the time of the original acquisition that allowed the seller to participate in certain future cash flows from the direct financing lease following the closing of the original acquisition. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the redemption value of the corresponding unconsolidated venture’s liability for the units issued to the seller was not assessed until the termination of the lease, which occurred in the third quarter of 2018. As a result of the lease termination, the unconsolidated venture determined the value of the liability for the units issued to the seller to be zero and recognized a gain on the extinguishment of the liability, of which the Company’s proportionate share totaled $14.1 million and was recognized through equity in earnings (losses) of unconsolidated ventures during the year ended December 31, 2018. Further, upon termination of the lease, the direct financing lease assets were reclassified to operating real estate and recorded at the lower of cost or fair value, resulting in an impairment, of which our proportionate share totaled $13.9 million and was also recognized through equity in earnings (losses) of unconsolidated ventures during the year ended December 31, 2018.
In addition to the impairment and reserves referenced above, the Espresso portfolio recorded an additional loan loss reserve for a separate sub-portfolio during the fourth quarter of 2018, of which the Company’s proportionate share totaled $13.9 million.
The Company’s investment in the Griffin-American joint venture has $1.7 billion of non-recourse mortgage debt on certain properties in the joint venture that matures in December 2019.  The Sponsor, who is an equity partner in the Griffin-American joint venture, is currently evaluating options in connection with the December 2019 scheduled maturity of this debt, of which the Company’s proportionate share is approximately $246 million. In connection with pursuing the options available, the joint venture has re-evaluated certain assumptions, including the holding period of the real estate assets collateralizing the debt, which has resulted in impairment of these assets, of which the Company’s proportionate share totaled $7.7 million and was recognized through equity in earnings (losses) of unconsolidated ventures during the year ended December 31, 2018.
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
As of December 31, 2018 and December 31, 2017, the Company had exposure to foreign currency through an investment in an unconsolidated venture.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90.0% of its REIT taxable income to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. The Company has assessed its tax positions for all open tax years, which include 2015 to 2018, and concluded there were no material uncertainties to be recognized. The Company has not recognized any such amounts related to uncertain tax positions for the years ended December 31, 2018, 2017, and 2016.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of December 31, 2018 totaled $11.0 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effects of the tax rate change did not have a material impact on the Company’s existing deferred tax balances.
The Company recorded an income tax expense of approximately $114,000, $43,000 and $7.1 million for the years ended December 31, 2018, 2017 and 2016 respectively.

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

	Year Ended December 31, 2017		Year Ended December 31, 2016
Cash flow provided by (used in):	As Previously Reported	After Adoption of ASU 2016-18	As Previously Reported	After Adoption of ASU 2016-18
Operating activities	$11,708	$10,129	$3,972	$5,376
Investing activities	(305,331)	(314,394)	(74,331)	(60,355)
Financing activities	97,916	132,861	(60,768)	(62,970)
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
Derecognition and Partial Sales of Nonfinancial Assets—In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of recently established guidance on recognition of gains and losses from derecognition of non-financial assets, and defines in-substance non-financial assets. In addition, the guidance clarifies the accounting for partial sales of non-financial assets to be more consistent with the accounting for sale of a business. Specifically, in a partial sale to a non-customer, when a non-controlling interest is received or retained, the latter is considered a non-cash consideration and measured at fair value, which would result in full gain or loss recognized upon sale. This guidance has the same effective date as the new revenue guidance, which is January 1, 2018, with early adoption permitted beginning January 1, 2017. Both the revenue guidance and this update must be adopted concurrently. While the transition method is similar to the new revenue guidance, either full retrospective or modified retrospective, the transition approach need not be aligned between both updates. The Company has adopted the standard on its required effective date of January 1, 2018 using the modified retrospective approach. Under the new standard, if the Company sells a partial interest in its real estate assets to non-customers or contributes real estate assets to unconsolidated ventures, and the Company retains a non-controlling interest in the asset, such transactions could result in a larger gain on sale.  The adoption of this standard could have a material impact to the Company’s results of operations in a period if the Company sells a significant partial interest in a real estate asset. There were no such sales for the year ended December 31, 2018.
Pending Adoption
Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing lease accounting standards, primarily requiring lessees to recognize most leases on balance sheet as a right of use asset and a corresponding liability for future lease obligations, and to a lesser extent, making targeted changes to lessor accounting. Additionally, under the new lease standard, only incremental initial direct costs incurred in the execution of a lease can be capitalized by both lessor and lessee.
ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The new leases standard requires adoption using a modified retrospective approach for all leases existing at, or entered into after, the date of initial application. Full retrospective application is prohibited. In applying the modified retrospective approach, the standard provides the option to elect a package of practical expedients that exempts an entity from having to reassess whether any expired or expiring contracts contain leases, revisit lease classification for any expired or expiring leases and reassess initial direct costs for any existing leases.
In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842, Leases, which provides the option of (i) applying the effective date of the new lease standard as the date of initial application in transition instead of the earliest comparative period presented; as well as (ii) electing as practical expedient, by class of underlying asset, not to segregate lease and non-lease components in a contract but to account for it as a single component in accordance with either the new lease standard or the revenue standard depending on whether the lease or non-lease component is predominant.
In December 2018, the FASB issued ASU No. 2018-20, Narrow Scope Improvements for Lessors, which provides certain practical expedients for lessor accounting. ASU No. 2018-20: (i) allows lessor to make an accounting policy election to present on a net basis sales and similar taxes arising from a leasing transaction with related collections from lessee (otherwise to present on a gross basis if lessor is determined to be the primary obligor); (ii) requires net presentation of lessor costs paid directly by lessee to a third party (for example, property taxes and insurance paid directly by lessee) and gross presentation of lessor costs that are paid by the lessor and reimbursed by the lessee (for example, property taxes and insurance initially paid by lessor and reimbursed by lessee); and (iii) requires allocation of variable payments to lease and non-lease components when applicable changes in facts and circumstances occur and that the non-lease component be subject to recognition under other applicable guidance, such as the revenue standard.
The Company will adopt the new lease standard effective January 1, 2019 and will adopt the package of practical expedients as well as the transition option. As a result, the Company will apply the new lease standard prospectively to leases existing or commencing on or after January 1, 2019. Comparative periods presented will not be restated upon adoption. Similarly, new

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

disclosures under the standard will be made for periods beginning January 1, 2019, and not for comparative periods. In addition, the Company, as lessor, will make accounting policy elections to: (i) treat the lease and non-lease components in a contract as a single performance obligation to the extent that the timing and pattern of transfer are similar for the lease and non-lease components and the lease component qualifies as an operating lease; and (ii) to present on a net basis sales and similar taxes from leasing transactions.
The Company is in the process of finalizing the evaluation of its leasing arrangements. The Company has not noted any significant items that will require a gross-up of a right of use asset and lease liability on its balance sheet at this time. The Company is not the lessee of any office or ground leases. The effect of the new standard to the Company, as lessor, is not expected to materially effect its financial condition or results of operations.
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

3.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018	December 31, 2017
Land	$236,736	$239,580
Land improvements	22,453	21,908
Buildings and improvements	1,580,058	1,608,180
Tenant improvements	11,774	8,291
Construction in progress	5,605	5,376
Furniture, fixtures and equipment	93,371	83,017
Subtotal	1,949,997	1,966,352
Less: Accumulated depreciation	(171,083)	(113,924)
Operating real estate, net	$1,778,914	$1,852,428

For the years ended December 31, 2018, 2017 and 2016, depreciation expense was $59.3 million, $53.8 million and $40.8 million, respectively.
Within the table above, buildings and improvements includes impairment totaling $31.0 million and $5.0 million as of December 31, 2018 and 2017, respectively. Impairment recorded for the years ended December 31, 2018 and 2017 totaled $36.3 million and $5.0 million, respectively, is included in impairment loss in the consolidated statements of operations.

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
Minimum Future Rents
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2018 are as follows (dollars in thousands):

Years Ending December 31:(1)
2019	$33,405
2020	34,240
2021	35,096
2022	14,635
2023	10,919
Thereafter	68,268
Total	$196,563
_______________________________________

(1)	Excludes rental income from residents at ILFs that are subject to short-term leases.

Excluding ILFs, which are managed by operators on the Company’s behalf, net lease rental properties owned as of December 31, 2018 are leased under noncancelable operating leases with current expirations ranging from 2021 to 2029, with certain tenant renewal rights. These net lease arrangements require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures as of December 31, 2018 and 2017 and activity for the years ended December 31, 2018 and 2017 (dollars in thousands):

						Properties as of December 31, 2018(1)
Portfolio	Partner	Acquisition Date	Ownership	Purchase Price(2)	Equity Investment(3)	Senior Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	Colony Capital/Formation Capital, LLC	May-2014	5.6%	$1,048,000	$23,400	44	—	32	—	76
Envoy(4)	Formation Capital, LLC/Safanad Management Limited	Sep-2014	11.4%	145,000	5,000	—	—	—	—	—
Griffin-American	Colony Capital	Dec-2014	14.3%	3,238,547	206,143	92	108	41	14	255
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	870,000	55,146	6	—	150	—	156
Trilogy	Griffin-American Healthcare REIT III & IV /Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	1,162,613	186,632	9	—	70	—	79
Subtotal				$6,464,160	$476,321	151	108	293	14	566
Operator Platform(5)		Jul-2017	20.0%	2	2	—	—	—	—	—
Total				$6,464,162	$476,323	151	108	293	14	566
_______________________________________

(1)	Excludes six properties sold during the year ended December 31, 2018 and twelve properties designated as held for sale as of December 31, 2018.

(2)
Purchase price represents the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(3)
Represents initial and subsequent contributions to the underlying joint venture through December 31, 2018. During the year ended December 31, 2018, the Company funded an additional capital contribution of $4.5 million into the Trilogy joint venture. The additional funding related to certain business initiatives, including the development of additional senior housing and SNFs. In October 2018, the Company sold 20.0% of our ownership interest in the Trilogy joint venture, which generated gross proceeds of $48.0 million and reduced its ownership interest in the joint venture from approximately 29% to 23%.

(4)
All remaining properties within the Envoy portfolio have been reclassified as held for sale as of December 31, 2018. In March 2019, the Envoy joint venture completed the sale of the 11 properties, for a sales price of $118.0 million.

(5)
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

	Year Ended December 31, 2018			Year Ended December 31, 2017			Carrying Value(2)
		Select Revenues and Expenses, net(1)			Select Revenues and Expenses, net(1)
Portfolio	Equity in Earnings (Losses)		Cash Distributions	Equity in Earnings (Losses)		Cash Distributions	December 31, 2018	December 31, 2017
Eclipse	$(624)	$(2,280)	$754	$(1,562)	$(3,401)	$1,227	$11,765	$13,143
Envoy	(37)	(301)	283	(934)	(1,349)	427	4,717	5,037
Griffin-American(3)	(12,717)	(24,780)	5,553	(6,885)	(18,728)	8,505	113,982	134,219
Espresso(4)(5)	(21,460)	(26,906)	—	(20,737)	(32,752)	3,307	—	5,308
Trilogy(6)	1,153	(14,810)	5,977	(5,224)	(23,193)	—	133,764	167,845
Subtotal	$(33,685)	$(69,077)	$12,567	$(35,342)	$(79,423)	$13,466	$264,228	$325,552
Operator Platform(7)	168	—	107	28	—	—	91	30
Total	$(33,517)	$(69,077)	$12,674	$(35,314)	$(79,423)	$13,466	$264,319	$325,582
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

(2)
Includes $1.3 million, $0.4 million, $13.4 million, $7.6 million, and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Envoy, Griffin-American, Espresso and Trilogy joint ventures, respectively. During the year ended December 31, 2018, the Company expensed, through equity in earnings, the capitalized acquisition costs for the Company’s investment in the Envoy joint venture, which reduced the carrying value.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
Includes impairment recorded by the joint venture, of which the Company’s proportionate share totaled $7.7 million. Refer to “Credit Losses and Impairment on Investments” in Note 2, “Summary of Significant Accounting Policies” for additional discussion.

(4)
As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero as of December 31, 2018. The Company has recorded the excess equity in losses related to its unconsolidated venture as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture.

(5)
For the years ended December 31, 2018 and 2017, equity in earnings (losses) included a liability extinguishment gain recorded by the joint venture, of which the Company’s proportionate share totaled $14.1 million, and a loan loss reserve recorded by the joint venture, of which the Company’s proportionate share totaled $11.4 million, respectively. Refer to “Credit Losses and Impairment on Investments” in Note 2, “Summary of Significant Accounting Policies” for additional discussion.

(6)
In October 2018, the Company sold 20.0% of its ownership interest in the Trilogy joint venture, which generated gross proceeds of $48.0 million and reduced the Company’s ownership interest in the joint venture from approximately 29% to 23%.

(7)	Represents the Company’s investment in Solstice.
Summarized Financial Data
The combined balance sheets as of December 31, 2018 and 2017 and combined statements of operations for the years ended December 31, 2018, 2017 and 2016 for the Company’s unconsolidated ventures are as follows (dollars in thousands):

	December 31, 2018	December 31, 2017		Year Ended December 31,
				2018	2017	2016
Assets
Operating real estate, net	$5,016,977	$4,879,168	Total revenues	$1,514,098	$1,457,208	$1,461,890
Other assets	1,003,614	1,318,504	Net income (loss)	$(150,170)	$(158,445)	$(243,503)
Total assets	$6,020,591	$6,197,672

Liabilities and equity
Total liabilities	$4,565,451	$4,547,846
Equity	1,455,140	1,649,826
Total liabilities and equity	$6,020,591	$6,197,672

5.	Real Estate Debt Investments
The following table presents the Company’s one debt investment as of December 31, 2018 and December 31, 2017 (dollars in thousands):

		Carrying Value(2)
Asset Type:	Principal Amount	December 31, 2018	December 31, 2017	Fixed Rate	Unlevered Current Yield
Mezzanine loan(1)	$75,000	$58,600	$74,650	10.0%	10.3%
_______________________________________

(1)	Loan has a final maturity date of January 30, 2021.

(2)
As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero as of December 31, 2018. The Company has recorded the excess equity in losses related to its unconsolidated investment as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture.

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
As of December 31, 2018, the Company’s debt investment was not performing in accordance with the contractual terms of its governing documents.  The Company’s debt investment is a mezzanine loan to the Espresso joint venture that has several sub-portfolios, three of which have experienced tenant lease defaults and operator transitions.  The underlying tenant defaults resulted in defaults under the senior loans with respect to the applicable sub-portfolios, which in turn resulted in defaults under the mezzanine

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loan.  The Company is actively monitoring the actions of the senior lenders of each sub-portfolio and assessing the Company’s rights and remedies.  The Company is also actively monitoring the operator transitions and continues to assess the collectability of principal and interest. As of December 31, 2018, contractual debt service has been paid in accordance with contractual terms and the Company expects to receive full payment of contractual principal and interest. Accordingly, the debt investment was categorized as a performing loan.
For the year ended December 31, 2018, the debt investment contributed 100.0% of the Company’s interest income on debt investments as presented on the consolidated statement of operations.

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
In March 2018, the Company sold the Class B certificates of its consolidated Investing VIE and no longer presented the assets or liabilities of the entire securitization trust on its consolidated balance sheets as of December 31, 2018. The Company has presented the income and expenses of the entire securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates in 2018. The Company recorded a gain of $3.5 million related to the sale of the Class B certificates in realized gain (loss) on investments and other on its consolidated statement of operations for the year ended December 31, 2018.
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
The following table presents the activity recorded for the years ended December 31, 2018, 2017 and 2016 related to the securitization trust on the consolidated statements of operations (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2018	2017	2016
Statements of Operations
Interest income on mortgage loans held in a securitized trust	$5,149	$25,955	$5,022
Interest expense on mortgage obligations issued by a securitization trust	(3,824)	(19,510)	(3,772)
Net interest income	1,325	6,445	1,250
Other expenses related to securitization trust	(811)	3,922	765
Transaction costs	—	—	57
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	1,503	298
Net income attributable to NorthStar Healthcare Income, Inc. common stockholders	$514	$4,026	$726
For the year ended December 31, 2018, the consolidated securitization trust contributed 100.0% of the Company’s interest income on mortgage loans held in a securitized trust as presented on the consolidated statements of operations.

7.	Borrowings
The following table presents the Company’s borrowings as of December 31, 2018 and 2017 (dollars in thousands):

				December 31, 2018		December 31, 2017
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$16,545	$16,277	$23,417	$23,030
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	20,866	20,774	21,193	21,053
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	19,460	19,377	19,755	19,630
Milford, OH	Non-recourse	Sep-26	LIBOR + 2.68%	18,760	18,288	18,760	18,216
Rochester Portfolio
Rochester, NY	Non-recourse	Feb-25	4.25%	20,849	20,734	21,444	21,312
Rochester, NY(4)	Non-recourse	Aug-27	LIBOR + 2.34%	101,224	100,162	101,224	100,061
Arbors Portfolio(5)
Various locations	Non-recourse	Feb-25	3.99%	90,751	89,508	92,407	90,913
Watermark Fountains Portfolio(6)
Various locations	Non-recourse	Jun-22	3.92%	399,023	396,421	410,000	406,207
Various locations	Non-recourse	Jun-22	5.56%	75,401	74,776	75,401	74,776
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun-25	4.17%	642,954	622,329	648,211	624,656
Avamere Portfolio(8)
Various locations	Non-recourse	Feb-27	4.66%	72,466	71,848	72,466	71,771
Subtotal mortgage notes payable, net				1,478,299	1,450,494	1,504,278	1,471,625
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb-22	6.00%	3,500	3,500	3,500	3,500
Rochester Portfolio
Rochester, NY	Non-recourse	Aug-19	6.00%	12,355	12,355	12,355	12,355
Subtotal other notes payable, net				15,855	15,855	15,855	15,855
Total mortgage and other notes payable, net				$1,494,154	$1,466,349	$1,520,133	$1,487,480
_______________________________________

(1)	Floating rate borrowings are comprised of $160.3 million principal amount at one-month London Interbank Offered Rate (“LIBOR”) and $16.5 million principal amount at three-month LIBOR.

(2)
The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings other than the Winterfell portfolio which is attributable to below market debt intangibles.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Mortgage note arrangement is secured and collateralized by three healthcare real estate properties.

(4)	Comprised of seven individual mortgage notes payable secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.

(5)	Comprised of four individual mortgage notes payable secured by four healthcare real estate properties, cross-collateralized and subject to cross-default.

(6)
Includes $399.0 million principal amount of fixed rate borrowings, secured by 14 healthcare real estate properties, cross-collateralized and subject to cross-default as well as a supplemental financing totaling $75.4 million of principal, secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.

(7)	Comprised of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and subject to cross-default.

(8)	Comprised of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and subject to cross-default.
The following table presents scheduled principal payments on borrowings based on final maturity as of December 31, 2018 (dollars in thousands):

Years Ending December 31:
2019	$52,170
2020	24,315
2021	63,986
2022	464,997
2023	18,820
Thereafter	869,866
Total	$1,494,154
As of December 31, 2017, the Company’s Peregrine portfolio did not maintain certain minimum financial coverage ratios required under the contractual terms of its mortgage note. Following a partial repayment of the mortgage note in January 2018, the Company was in compliance with the financial covenants. However, during the year ended December 31, 2018, an operator of the Peregrine portfolio failed to remit rental payments in a timely manner, which resulted in a cross-default under the mortgage note agreement as of December 31, 2018.
Colony Capital Line of Credit
In October 2017, the Company obtained a revolving line of credit from an affiliate of Colony Capital, the Sponsor, for up to $15.0 million at an interest rate of 3.5% plus LIBOR (the “Sponsor Line”). The Sponsor Line had an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. During 2017, the Company had drawn and fully repaid $25.0 million under the Sponsor Line. The Company did not utilize the Sponsor Line during the year ended December 31, 2018. In March 2018, the Sponsor Line maturity was extended through December 2020.
Corporate Credit Facility
In December 2017, the Company executed a corporate credit facility with Key Bank (the “Corporate Facility”), for up to $25.0 million. The Corporate Facility has a three year term at interest rates ranging between 2.5% and 3.5% plus LIBOR and has not been utilized. As of December 31, 2018, the Company did not have the ability to draw upon the Corporate Facility as a result of not achieving certain continuing financial covenant conditions.

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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred to the Advisor for the years ended December 31, 2018 and 2017 the amount due to related party as of December 31, 2018, 2017 and 2016 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2017	Year Ended December 31, 2018			Due to Related Party as of December 31, 2018
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management and other fees-related party	$—	$23,486	$(21,821)	(2)	$1,665
Acquisition(2)	Investments in unconsolidated ventures/Asset management and other fees-related party	8	(8)	—		—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	1,038	12,631	(9,659)		4,010
Total		$1,046	$36,109	$(31,480)		$5,675
_______________________________________

(1)	Includes $9.0 million paid in shares of the Company’s common stock and a $0.2 million gain recognized on the settlement of the share-based payment.

(2)
From inception through December 31, 2018, the Advisor waived $0.3 million of acquisition fees related to healthcare-related securities. The Company did not incur any disposition fees during the year ended December 31, 2018, nor were any such fees outstanding as of December 31, 2017.

(3)	As of December 31, 2018, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2016	Year Ended December 31, 2017		Due to Related Party as of December 31, 2017
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management and other fees-related party	$12	$34,302	$(34,314)	$—
Acquisition(1)	Investments in unconsolidated ventures/Asset management and other fees-related party	66	8,206	(8,264)	8
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	141	11,208	(10,311)	1,038
Total		$219	$53,716	$(52,889)	$1,046
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

(2)	As of December 31, 2017, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Issuance of Common Stock to the Advisor
Pursuant to the December 2017 amendment of the advisory agreement, for the year ended December 31, 2018, the Company issued 1.1 million shares totaling $9.0 million to an affiliate of the Advisor as part of its asset management fee.
Investments in Joint Ventures
In November 2017, the Company began the transition of operations of the Winterfell portfolio, from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%. For the year ended December 31, 2018 the Company recognized property management fee expense of $5.3 million paid to Solstice related to the Winterfell portfolio.
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
In December 2015, the Company, through a joint venture with Griffin-American Healthcare REIT III, Inc., a REIT sponsored and advised by AHI, acquired a 29.0% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for its interest. The purchase was approved by the Company’s board of directors, including all of its independent directors. In 2016 and 2017, the Company funded additional capital contributions of $18.8 million and $8.3 million, respectively, in accordance with the joint venture agreement. Additionally, in 2018, the Company funded capital contributions of $4.5 million for a total contribution of $233.3 million. The additional fundings related to certain business initiatives, including the acquisition of additional senior housing and skilled nursing facilities and repayment of certain outstanding obligations. In October 2018, the Company sold 20.0% of its ownership interest in the Trilogy joint venture, which generated gross proceeds of $48.0 million and reduced its ownership interest in the joint venture from approximately 29% to 23%. The Company sold the ownership interest to a wholly-owned subsidiary of the operating partnership of Griffin-American Healthcare REIT IV, Inc., a REIT sponsored by AHI.
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
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of December 31, 2018, the Company’s independent directors were granted a total of 96,625 shares of restricted common stock for an aggregate $0.9 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.

The Company recognized equity-based compensation expense of $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Equity-based compensation expense is related to the issuance of restricted stock to the independent directors and is recorded in general and administrative expenses in the consolidated statements of operations. Unrecognized equity-based compensation for unvested shares totaled $0.2 million as of December 31, 2018 and 2017, respectively. Unvested shares totaled 20,827 and 19,248 as of December 31, 2018 and 2017, respectively.

10.	Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for the Follow-On Offering on December 17, 2015 and all of the shares initially registered for the Follow-On Offering were issued on or before January 19, 2016. The Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion in the Primary Offering.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price under the Company’s Initial DRP was $9.50. In connection with its determination of the offering price for shares of the Company’s common stock in the Follow-On Offering, the board of directors determined that distributions may be reinvested in shares of the Company’s common stock at a price of $9.69 per share, which was approximately 95% of the offering price of $10.20 per share established for purposes of the Follow-On Offering. In April 2016, the board of directors determined that distributions may be reinvested in shares of the Company’s common stock at a price equal to the most recent estimated value per share of the shares of common stock. The following table presents the price at which dividends were invested based on when the price became effective:

Effective Date	Estimated Value per Share	Valuation Date
April 2016	$8.63	12/31/2015
December 2016	9.10	6/30/2016
December 2017	8.50	6/30/2017
December 2018	7.10	6/30/2018
No selling commissions or dealer manager fees were paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the year ended December 31, 2018, the Company issued 4.0 million shares of common stock totaling $33.7 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2017, the Company issued 7.4 million shares of common stock totaling $67.2 million of gross offering proceeds pursuant to the DRP. From inception through December 31, 2018, the Company issued 25.0 million shares of common stock, generating gross offering proceeds of $227.7 million pursuant to the DRP.
Distributions
From inception through December 31, 2017, distributions to stockholders were declared quarterly by the board of directors of the Company and paid monthly based on a daily amount of $0.00184932 per share, equivalent to an annualized distribution amount of $0.675 per share of the Company’s common stock.
During the year ended December 31, 2018, the Company’s board of directors approved daily cash distributions of $0.000924658 per share of common stock, equivalent to an annualized distribution amount of $0.3375 per share.
Distributions were generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents distributions declared for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2018
First Quarter	$7,684	$7,876	$15,560
Second Quarter	8,028	7,722	15,750
Third Quarter	8,374	7,567	15,941
Fourth Quarter	8,653	7,352	16,005
Total	$32,739	$30,517	$63,256

2017
First Quarter	$14,228	$16,669	$30,897
Second Quarter	14,557	16,804	31,361
Third Quarter	14,899	16,873	31,772
Fourth Quarter	15,082	16,691	31,773
Total	$58,766	$67,037	$125,803

2016
First Quarter	$13,408	$16,827	$30,235
Second Quarter	13,580	16,915	30,495
Third Quarter	13,974	17,120	31,094
Fourth Quarter	14,261	17,057	31,318
Total	$55,223	$67,919	$123,142
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders in the month following such period.
In order to continue to qualify as a REIT, the Company must distribute annually at least 90% of its REIT taxable income. For the years ended December 31, 2018, 2017 and 2016, the Company generated net operating losses for tax purposes and, accordingly, was not required to make distributions to its stockholders to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2017 and includes a net operating loss carry-forward of $45.7 million.
Effective February 1, 2019, the Company’s board of directors determined to suspend distributions in order to preserve capital and liquidity. Refer to Note 16, “Subsequent Events” for additional information regarding distributions.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2018, the Company’s board of directors approved an amended and restated Share Repurchase Program, under which the Company will only repurchase shares in connection with the death or qualifying disability of a stockholder. The amended and restated Share Repurchase Program became effective October 29, 2018.
For the year ended December 31, 2018, the Company repurchased 3.3 million shares of common stock for $25.9 million at an average price of $7.91 per share. For the year ended December 31, 2017, the Company repurchased 5.7 million shares of common stock for $52.8 million at an average price of $9.22 per share pursuant to the Share Repurchase Program.
The Company has funded repurchase requests received during a quarter with cash on hand, borrowings or other available capital. Repurchases pursuant to the Share Repurchase Program have not exceeded proceeds received from its DRP in 2018. As of December 31, 2018, the Company had a total of 12.0 million shares, or $85.0 million, based on its most recently published estimated value per share of $7.10, in unfulfilled repurchase requests. Refer to Note 16, “Subsequent Events” for additional information regarding the Share Repurchase Program.

11.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the years ended December 31, 2018, 2017 and 2016 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was approximately $0.4 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively and de minimis for the year ended December 31, 2016.

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
In March 2018, the Company sold the Class B certificates of its consolidated Investing VIE and no longer presented the assets or liabilities of the entire securitization trust on its consolidated balance sheets as of December 31, 2018. The Company has presented the income and expenses of the entire securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates in 2018.
Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no assets or liabilities accounted for at fair value on a recurring basis as of December 31, 2018. The following table presents financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets
Senior housing mortgage loans held in a securitization trust, at fair value	$—	$—	$545,048	$545,048
Financial Liabilities
Senior housing mortgage obligations issued by a securitization trust, at fair value	$—	$512,772	$—	$512,772
As of December 31, 2018, the Company had no financial assets and liabilities that were accounted for at fair value on a non-recurring basis.
The following table presents the changes in fair value of financial assets which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$545,048	$553,707
Purchases/contributions	—	—
Paydowns/distributions	—	(4,058)
Derecognition	(545,048)	—
Unrealized gain (loss)	—	(4,601)
Ending balance	$—	$545,048

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no financial liabilities measured at fair value on a recurring basing using Level 3 inputs during the year ended December 31, 2018. The following table presents the changes in fair value of financial liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the years ended December 31, 2018 and 2017 (dollars in thousands):

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018			December 31, 2017
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$75,000	$58,600	$75,000	$75,000	$74,650	$75,000
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,494,154	$1,466,349	$1,464,533	$1,520,133	$1,487,480	$1,480,407
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
The following tables present selected quarterly information for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Property and other revenues	$73,721	$73,470	$72,777	$74,303
Net interest income	1,943	1,943	1,921	3,224
Expenses	131,445	99,430	104,790	106,269
Equity in earnings (losses) of unconsolidated ventures	(37,424)	16,631	(4,098)	(8,626)
Net income (loss)	(77,257)	(6,670)	(34,205)	(33,888)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(77,212)	(6,604)	(34,094)	(33,668)

Net income (loss) per share of common stock, basic/diluted (1)	$(0.40)	$(0.04)	$(0.18)	$(0.18)
_______________________________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Property and other revenues	$76,335	$74,401	$68,594	$66,445
Net interest income	3,545	3,557	3,538	3,501
Expenses	121,088	104,257	87,070	91,734
Equity in earnings (losses) of unconsolidated ventures	(4,080)	(18,557)	(7,055)	(5,622)
Net income (loss)	(44,882)	(44,487)	(21,560)	(27,042)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(44,709)	(44,390)	(21,593)	(27,079)

Net income (loss) per share of common stock, basic/diluted (1)	$(0.23)	$(0.24)	$(0.12)	$(0.15)
_______________________________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

14.	Segment Reporting
The Company conducts its business through the following five segments, which are based on how management reviews and manages its business.

•	Direct Investments - Net Lease - Healthcare properties operated under net leases with a tenant operator.

•	Direct Investments - Operating - Healthcare properties operated pursuant to management agreements with healthcare operators.

•
Unconsolidated Investments - Healthcare joint ventures, including properties operated under net leases or pursuant to management agreements with healthcare operators, in which we own a minority interest.

•
Debt and Securities Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate and commercial mortgage backed securities backed primarily by loans secured by healthcare properties.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Corporate - The corporate segment includes corporate level asset management and other fees - related party and general and administrative expenses.
The Company primarily generates rental and resident fee income from its direct investments and net interest income on real estate debt and securities investments. The Company’s healthcare-related securities represent its investment in the Class B certificates of the securitization trust which are eliminated in consolidation.
The following table presents the operators and tenants of the Company’s properties, excluding properties owned through unconsolidated joint ventures as of December 31, 2018 (dollars in thousands):

				Year Ended December 31, 2018
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$152,875	52.0%
Solstice Senior Living	(2)	32	4,000	105,617	35.9%
Avamere Health Services	(3)	5	453	16,735	5.7%
Arcadia Management		4	572	10,615	3.6%
Integral Senior Living	(2)	3	162	5,695	1.9%
Peregrine Senior Living		2	114	1,467	0.5%
Senior Lifestyle Corporation	(4)	1	63	51	—%
Other	(5)	—	—	1,216	0.4%
Total		77	10,629	$294,271	100.0%
______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice Senior Living, LLC is a joint venture of which affiliates of Integral Senior Living own 80%.

(3)	Effective February 2018, properties under the management of Bonaventure were transitioned to Avamere Health Services.

(4)	As a result of the tenant failing to remit rental payments, the Company accelerated the amortization of capitalized lease inducements. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2018, the Company changed the composition of its reportable segments and has reflected the change for all prior year information presented. The following tables present segment reporting for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

Statement of Operations:	Direct Investments
Year Ended December 31, 2018	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$34,275	$255,061	$—	$—	$—		$289,336	$—	$289,336
Net interest income on debt and securities	—	—	—	8,534	(314)	(3)	8,220	811	9,031
Other revenue	1	3,718	—	375	841		4,935	—	4,935
Property operating expenses	(1,346)	(187,415)	—	—	—		(188,761)	—	(188,761)
Interest expense	(13,326)	(56,595)	—	—	(275)		(70,196)	—	(70,196)
Other expenses related to securitization trust	—	—	—	—	—		—	(811)	(811)
Transaction costs	(60)	(828)	—	—	—		(888)	—	(888)
Asset management and other fees - related party	—	—	—	—	(23,478)		(23,478)	—	(23,478)
General and administrative expenses	(183)	(856)	(2)	(46)	(13,303)		(14,390)	—	(14,390)
Depreciation and amortization	(13,694)	(93,439)	—	—	—		(107,133)	—	(107,133)
Impairment loss	(5,094)	(31,183)	—	—	—		(36,277)	—	(36,277)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	—	(314)	314	(3)	—	—	—
Realized gain (loss) on investments and other	—	2,525	14,086	3,495	137		20,243	—	20,243
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	573	(109,012)	14,084	12,044	(36,078)		(118,389)	—	(118,389)
Equity in earnings (losses) of unconsolidated ventures	—	—	(33,517)	—	—		(33,517)	—	(33,517)
Income tax benefit (expense)	—	(114)	—	—	—		(114)	—	(114)
Net income (loss)	$573	$(109,126)	$(19,433)	$12,044	$(36,078)		$(152,020)	$—	$(152,020)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

(2)
Investing VIEs are not considered to be a segment that the Company conducts its business through, however U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense, as net interest income on the consolidated statements of operations. Though U.S. GAAP requires this presentation, the Company views its investment in the securitization trust as a net investment in debt and securities.

(3)
Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the year ended December 31, 2018, $0.3 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations:	Direct Investments
Year Ended December 31, 2017	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$34,798	$248,082	$—	$—	$—		$282,880	$—	$282,880
Net interest income on debt and securities	—	(1)	—	11,749	(1,529)	(3)	10,219	3,922	14,141
Other revenue	5	2,244	—	—	646		2,895	—	2,895
Property operating expenses	(31)	(163,806)	—	—	—		(163,837)	—	(163,837)
Interest expense	(12,266)	(48,742)	—	—	(74)		(61,082)	—	(61,082)
Other expenses related to securitization trust	—	—	—	—	—		—	(3,922)	(3,922)
Transaction costs	(435)	(8,972)	—	—	—		(9,407)	—	(9,407)
Asset management and other fees - related party	—	—	—	—	(41,954)		(41,954)	—	(41,954)
General and administrative expenses	(82)	(866)	—	(49)	(12,491)		(13,488)	—	(13,488)
Depreciation and amortization	(13,127)	(92,332)	—	—	—		(105,459)	—	(105,459)
Impairment of operating real estate	(5,000)	—	—	—	—		(5,000)	—	(5,000)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	—	(26)	1,529	(3)	1,503	—	1,503
Realized gain (loss) on investments and other	—	116	—	—	—		116	—	116
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	3,862	(64,277)	—	11,674	(53,873)		(102,614)	—	(102,614)
Equity in earnings (losses) of unconsolidated ventures	—	—	(35,314)	—	—		(35,314)	—	(35,314)
Income tax benefit (expense)	—	(43)	—	—	—		(43)	—	(43)
Net income (loss)	$3,862	$(64,320)	$(35,314)	$11,674	$(53,873)		$(137,971)	$—	$(137,971)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

(2)
Investing VIEs are not considered to be a segment that the Company conducts its business through, however U.S. GAAP requires the Company, as the primary beneficiary, to recognize the related interest income and interest expense, as net interest income on the consolidated statements of operations. Though U.S. GAAP requires this presentation, the Company views its investment in the securitization trust as a net investment in debt and securities.

(3)
Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the year ended December 31, 2017, $1.5 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations:	Direct Investments
Year Ended December 31, 2016	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$33,974	$201,049	$—	$—	$—		$235,023	$—	$235,023
Net interest income on debt and securities	—	—	—	18,533	(328)	(3)	18,205	765	18,970
Other revenue	(45)	1,511	—	—	119		1,585	—	1,585
Property operating expenses	—	(129,808)	(146)	—	—		(129,954)	—	(129,954)
Interest expense	(12,200)	(38,043)	—	—	—		(50,243)	—	(50,243)
Other expenses related to securitization trust	—	—	—	—	—		—	(765)	(765)
Transaction costs	—	(2,147)	—	(57)	—		(2,204)	—	(2,204)
Asset management and other fees - related party	—	—	—	—	(45,092)		(45,092)	—	(45,092)
General and administrative expenses	(525)	(250)	—	(84)	(23,984)		(24,843)	—	(24,843)
Depreciation and amortization	(12,202)	(69,584)	—	—	—		(81,786)	—	(81,786)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	—	(30)	328	(3)	298	—	298
Realized gain (loss) on investments and other	—	600	—	—	—		600	—	600
Gain (loss) on consolidation of unconsolidated venture	—	—	6,408	—	—		6,408	—	6,408
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	9,002	(36,672)	6,262	18,362	(68,957)		(72,003)	—	(72,003)
Equity in earnings (losses) of unconsolidated ventures	—	—	(62,175)	—	—		(62,175)	—	(62,175)
Income tax benefit (expense)	—	(7,104)	—	—	—		(7,104)	—	(7,104)
Net income (loss)	$9,002	$(43,776)	$(55,913)	$18,362	$(68,957)		$(141,282)	$—	$(141,282)
_________________________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

(2)
Investing VIEs are not considered to be a segment that the Company conducts its business through, however U.S. GAAP requires the Company, as the primary beneficiary, to recognize the related interest income and interest expense, as net interest income on the consolidated statement of operations. Though U.S. GAAP requires this presentation, the Company views its investment in the securitization trust as a net investment in debt and securities.

(3)
Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the year ended December 31, 2016, $0.3 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment.

The following table presents total assets by segment as of December 31, 2018 and 2017 (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Subtotal	Investing VIEs(2)	Total
December 31, 2018	$394,697	$1,481,522	$264,317	$59,620	$64,260	$2,264,416	$—	$2,264,416
December 31, 2017	419,846	1,594,445	325,582	107,780	3,925	2,451,578	547,175	2,998,753
_______________________________________

(1)	Represents corporate cash and cash equivalent balances. These balances are partially offset by elimination of healthcare-related securities in consolidation as of December 31, 2017.

(2)
Investing VIEs are not considered to be a segment through which the Company conducts business, however U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets. Though U.S. GAAP requires this presentation, the Company’s management and chief decision makers view the Company’s investment in the securitization trust as a net investment in debt and securities.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Commitments and Contingencies
The purchase price of an operating real estate portfolio acquired in November 2017 includes $1.8 million in contingent consideration, which is payable dependent upon the future operating performance of the portfolio. The purchase price contingency was included in the asset allocation of the purchase price during the year ended December 31, 2017 and is included in other liabilities on the Company’s consolidated balance sheets as of December 31, 2017.
During the year ended December 31, 2018, the Company concluded that the payment of the contingent consideration would not be required, based on operating performance of the portfolio. The Company relieved the liability in full and recorded a gain on the contingent consideration in realized gain (loss) on investments and other on the Company’s consolidated statement of operations for the year ended December 31, 2018.
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
Distribution Reinvestment Plan
For the period from January 1, 2019 through January 31, 2019, the Company issued 0.7 million shares pursuant to the DRP, representing gross proceeds of $4.9 million.
Share Repurchases
For the period from January 1, 2019 through March 21, 2019, the Company repurchased 0.3 million shares for a total of $2.0 million or a price of $7.10 per share under the Share Repurchase Program. Prior to the most recent amendments to the Share Repurchase program, the Company had a total of 12.0 million shares, or $85.0 million, based on its most recently published estimated value per share of $7.10, in unfulfilled repurchase requests. Refer to Note 10, “Stockholders’ Equity” for additional information regarding the Share Repurchase Program.
Distributions
Effective February 1, 2019, the Company’s board of directors determined to suspend distributions in order to preserve capital and liquidity.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dispositions
Envoy
In March 2019, the Envoy joint venture, of which the Company owns 11.4%, completed the sale of the remaining 11 properties in the portfolio, for a sales price of $118.0 million.
Peregrine
In March 2019, the Company executed a purchase and sale agreement totaling $19.7 million for two properties within the Peregrine portfolio.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition(1)	Column E Gross Amount Carried at Close of Period(2)			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Net Lease Portfolio
Skaneateles, NY	$1,950	$400	$2,600	$—	$400	$2,600	$3,000	$356	$2,644	Oct-13	40 years
Smyrna, GA	6,559	825	9,175	(2,132)	825	7,043	7,868	1,272	6,596	Dec-13	40 years
Cheektowaga, NY	8,036	300	12,200	113	300	12,313	12,613	1,642	10,971	Feb-14	40 years
Bohemia, NY	24,148	4,258	27,805	160	4,258	27,965	32,223	3,443	28,780	Sep-14	40 years
Hauppauge, NY	14,651	2,086	18,495	1,351	2,086	19,846	21,932	2,556	19,376	Sep-14	40 years
Islandia, NY	36,001	8,437	37,198	218	8,437	37,416	45,853	4,691	41,162	Sep-14	40 years
Westbury, NY	15,951	2,506	19,163	174	2,506	19,337	21,843	2,344	19,499	Sep-14	40 years
Bellevue, WA	30,767	13,801	18,208	3,223	13,801	21,431	35,232	2,775	32,457	Jun-15	40 years
Dana Point, CA	32,616	6,286	41,199	465	6,286	41,664	47,950	4,273	43,677	Jun-15	40 years
Kalamazoo, MI	34,651	4,521	30,870	2,444	4,521	33,314	37,835	4,028	33,807	Jun-15	40 years
Oklahoma City, OK	2,987	3,104	6,119	1,185	3,104	7,304	10,408	1,522	8,886	Jun-15	40 years
Palm Desert, CA	20,532	5,365	38,889	2,092	5,365	40,981	46,346	4,768	41,578	Jun-15	40 years
Sarasota, FL	74,269	12,845	64,403	3,447	12,845	67,850	80,695	7,552	73,143	Jun-15	40 years
Senior Housing Operating Portfolio
Leawood, KS	—	900	7,100	(1,843)	900	5,257	6,157	1,106	5,051	Oct-13	40 years
Spring Hill, KS	—	430	6,570	(1,427)	430	5,143	5,573	953	4,620	Oct-13	40 years
Milford, OH	18,760	1,160	14,440	1,472	1,160	15,912	17,072	2,662	14,410	Dec-13	40 years
Milford, OH	—	700	—	5,572	696	5,576	6,272	27	6,245	Jul-17	40 years
Denver, CO	20,866	4,300	27,200	9,042	4,300	36,242	40,542	4,941	35,601	Jan-14	40 years
Frisco, TX	19,460	3,100	35,874	1,863	3,100	37,737	40,837	5,073	35,764	Feb-14	40 years
Alexandria, VA	45,037	7,950	41,124	2,014	7,950	43,138	51,088	4,594	46,494	Jun-15	40 years
Crystal Lake, IL	27,511	6,580	28,210	2,089	6,580	30,299	36,879	3,315	33,564	Jun-15	40 years
Independence, MO	15,533	1,280	17,090	1,244	1,280	18,334	19,614	2,197	17,417	Jun-15	40 years
Millbrook, NY	24,719	6,610	20,854	3,385	6,610	24,239	30,849	3,039	27,810	Jun-15	40 years
St. Petersburg, FL	40,579	8,920	44,137	5,204	8,920	49,341	58,261	5,418	52,843	Jun-15	40 years
Tarboro, NC	22,487	2,400	17,800	3,523	2,400	21,323	23,723	2,459	21,264	Jun-15	40 years
Tuckahoe, NY	36,785	4,870	26,980	1,009	4,870	27,989	32,859	2,943	29,916	Jun-15	40 years
Tucson, AZ	65,951	7,370	60,719	3,954	7,370	64,673	72,043	7,063	64,980	Jun-15	40 years
Apple Valley, CA	21,673	1,168	24,625	473	1,168	25,098	26,266	2,344	23,922	Mar-16	40 years
Auburn, CA	24,485	1,694	18,438	785	1,694	19,223	20,917	1,897	19,020	Mar-16	40 years
Austin, TX	26,960	4,020	19,417	814	4,020	20,231	24,251	1,971	22,280	Mar-16	40 years
Bakersfield, CA	17,109	1,831	21,006	631	1,831	21,637	23,468	2,090	21,378	Mar-16	40 years
Bangor, ME	21,820	2,463	23,205	668	2,463	23,873	26,336	2,339	23,997	Mar-16	40 years
Bellingham, WA	24,228	2,242	18,807	761	2,242	19,568	21,810	1,951	19,859	Mar-16	40 years
Clovis, CA	19,067	1,821	21,721	371	1,821	22,092	23,913	2,077	21,836	Mar-16	40 years
Columbia, MO	23,069	1,621	23,521	422	1,621	23,943	25,564	2,253	23,311	Mar-16	40 years
Corpus Christi, TX	18,903	2,263	20,142	793	2,263	20,935	23,198	2,021	21,177	Mar-16	40 years
East Amherst, NY	18,829	2,873	18,279	449	2,873	18,728	21,601	1,779	19,822	Mar-16	40 years
El Cajon, CA	21,330	2,357	14,733	579	2,357	15,312	17,669	1,595	16,074	Mar-16	40 years
El Paso, TX	12,409	1,610	14,103	707	1,610	14,810	16,420	1,424	14,996	Mar-16	40 years
Fairport, NY	16,791	1,452	19,427	299	1,452	19,726	21,178	1,859	19,319	Mar-16	40 years
Fenton, MO	24,951	2,410	22,216	660	2,410	22,876	25,286	2,187	23,099	Mar-16	40 years
Grand Junction, CO	19,803	2,525	26,446	406	2,525	26,852	29,377	2,589	26,788	Mar-16	40 years
Grand Junction, CO	10,147	1,147	12,523	485	1,147	13,008	14,155	1,369	12,786	Mar-16	40 years
Grapevine, TX	22,697	1,852	18,143	914	1,852	19,057	20,909	1,864	19,045	Mar-16	40 years
Groton, CT	17,883	3,673	21,879	692	3,673	22,571	26,244	2,397	23,847	Mar-16	40 years
Guilford, CT	24,693	6,725	27,488	(14,598)	6,725	12,890	19,615	2,991	16,624	Mar-16	40 years
Joliet, IL	15,154	1,473	23,427	(7,544)	1,473	15,883	17,356	2,292	15,064	Mar-16	40 years
Kennewick, WA	7,801	1,168	18,933	373	1,168	19,306	20,474	1,837	18,637	Mar-16	40 years
Las Cruces, NM	11,368	1,568	15,091	655	1,568	15,746	17,314	1,498	15,816	Mar-16	40 years
Lees Summit, MO	27,629	1,263	20,500	806	1,263	21,306	22,569	2,147	20,422	Mar-16	40 years
Lodi, CA	20,438	2,863	21,152	509	2,863	21,661	24,524	2,067	22,457	Mar-16	40 years
Normandy Park, WA	16,493	2,031	16,407	825	2,031	17,232	19,263	1,672	17,591	Mar-16	40 years

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition(1)	Column E Gross Amount Carried at Close of Period(2)			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Palatine, IL	20,437	1,221	26,993	717	1,221	27,710	28,931	2,690	26,241	Mar-16	40 years
Plano, TX	16,351	2,200	14,860	1,181	2,200	16,041	18,241	1,533	16,708	Mar-16	40 years
Renton, WA	19,355	2,642	20,469	758	2,642	21,227	23,869	2,072	21,797	Mar-16	40 years
Sandy, UT	16,054	2,810	19,132	289	2,810	19,421	22,231	1,829	20,402	Mar-16	40 years
Santa Rosa, CA	28,398	5,409	26,183	519	5,409	26,702	32,111	2,630	29,481	Mar-16	40 years
Sun City West, AZ	26,093	2,684	29,056	1,339	2,684	30,395	33,079	3,147	29,932	Mar-16	40 years
Tacoma, WA	30,536	7,974	32,435	835	7,974	33,270	41,244	3,319	37,925	Mar-16	40 years
Frisco, TX	—	1,130	—	12,595	1,130	12,595	13,725	851	12,874	Oct-16	40 years
Albany, OR	8,900	958	6,625	394	758	7,219	7,977	457	7,520	Feb-17	40 years
Port Townsend, WA	17,016	1,613	21,460	561	996	22,638	23,634	1,378	22,256	Feb-17	40 years
Roseburg, OR	12,590	699	11,589	509	459	12,338	12,797	719	12,078	Feb-17	40 years
Sandy, OR	14,360	1,611	16,697	376	1,233	17,451	18,684	1,013	17,671	Feb-17	40 years
Santa Barbara, CA	3,500	2,408	15,674	34	2,408	15,708	18,116	788	17,328	Feb-17	40 years
Wenatchee, WA	19,600	2,540	28,971	630	1,534	30,607	32,141	1,641	30,500	Feb-17	40 years
Churchville, NY	6,575	296	7,712	333	296	8,045	8,341	439	7,902	Aug-17	40 years
Greece, NY	—	534	18,158	290	534	18,448	18,982	719	18,263	Aug-17	40 years
Greece, NY	26,833	1,007	31,960	630	1,007	32,590	33,597	1,462	32,135	Aug-17	40 years
Henrietta, NY	11,881	1,153	16,812	664	1,153	17,476	18,629	1,006	17,623	Aug-17	40 years
Penfield, NY	12,502	781	20,273	913	781	21,186	21,967	1,259	20,708	Aug-17	40 years
Penfield, NY	10,918	516	9,898	183	516	10,081	10,597	560	10,037	Aug-17	40 years
Rochester, NY	20,849	2,426	31,861	1,054	2,426	32,915	35,341	1,497	33,844	Aug-17	40 years
Rochester, NY	5,341	297	12,484	962	297	13,446	13,743	649	13,094	Aug-17	40 years
Victor, NY	27,174	1,060	33,246	1,096	1,060	34,342	35,402	1,473	33,929	Aug-17	40 years
Victor, NY	12,355	557	13,570	9	557	13,579	14,136	430	13,706	Nov-17	40 years
Undeveloped Land
Bellevue, WA	—	14,200	—	—	14,200	—	14,200	—	14,200	Jun-15	40 years
Kalamazoo, MI	—	100	—	—	100	—	100	—	100	Jun-15	40 years
Crystal Lake, IL	—	810	—	—	810	—	810	—	810	Jun-15	40 years
Millbrook, NY	—	1,050	—	—	1,050	—	1,050	—	1,050	Jun-15	40 years
Rochester, NY	—	544	—	—	544	—	544	—	544	Aug-17	40 years
Penfield, NY	—	534	—	—	534	—	534	—	534	Aug-17	40 years
Subtotal	$1,494,154	$239,181	$1,642,169	$68,647	$236,736	$1,713,261	$1,949,997	$171,083	$1,778,914
Held for Sale
Clinton, CT	—	—	—	—	—	—	2,183	—	2,183	Oct-13	40 years
Total	$1,494,154	$239,181	$1,642,169	$68,647	$236,736	$1,713,261	$1,952,180	$171,083	$1,781,097
_____________________________

(1)	Negative amount represents impairment of operating real estate.

(2)	The aggregate cost for federal income tax purposes is approximately $2.2 billion.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(Dollars in Thousands)

The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$1,966,352	$1,632,153	$851,639
Property acquisitions	—	317,224	751,086
Property dispositions	(15,240)	—	—
Improvements	35,889	21,251	29,428
Impairment	(33,494)	(5,000)	—
Reclassification(1)	—	724	—
Balance at end of year, including held for sale	1,953,507	1,966,352	1,632,153
Classified as held for sale(2)	(3,510)	—	—
Balance at end of year(3)	$1,949,997	$1,966,352	$1,632,153
_____________________________

(1)
Represents a measurement period adjustment of operating real estate acquired in 2016 reclassified from below market debt in connection with the final purchase price allocation for the Winterfell portfolio.

(2)	Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

(3)	The aggregate cost of the properties are approximately $40.6 million higher for federal income tax purposes as of December 31, 2018.
The following table presents changes in accumulated depreciation as of December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$113,924	$60,173	$19,386
Depreciation expense	60,028	53,751	40,787
Property dispositions	(1,542)	—	—
Balance at end of year, including held for sale	172,410	113,924	60,173
Classified as held for sale	(1,327)	—	—
Balance at end of year	$171,083	$113,924	$60,173

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2018
(Dollars in Thousands)

Asset Type:	Location / Description	Count	Fixed Rate	Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens(3)	Principal Amount	Carrying Value(4)	Principal Amount of Loans Subject to Delinquent Principal or Interest

Espresso Mezzanine Loan	Various / SNF / ALF	1	10.0%	Jan-21	I/O	$721,877	$75,000	$58,600	—
_______________________________________

(1)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(2)	Interest Only, or I/O; principal amount due in full at maturity.

(3)	Represents only third-party liens.

(4)	The federal income tax basis is approximately $75.0 million.

Reconciliation of Carrying Value of Real Estate Debt (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$74,650	$74,558	$192,934
Additions:
Principal amount of new loans and additional funding on existing loans	—	—	—
Acquisition cost (fees) on new loans	—	—	—
Origination fees received on new loans	—	—	—
Deductions:
Reclassification (1)	(16,151)	—	—
Repayment of principal	—	—	(118,411)
Amortization of acquisition costs, fees, premiums and discounts	101	92	35
Balance at end of year	$58,600	$74,650	$74,558
_______________________________________

(1)
As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero as of December 31, 2018. The Company has recorded the excess equity in losses related to its unconsolidated venture as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to our 2019 Annual Meeting of Stockholders, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act, no later than 120 days after the end of our fiscal year ended December 31, 2018.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2018
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2018
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

10.11	Limited Liability Company Agreement of Watermark Fountains Owner, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)
10.12
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
The following materials from the NorthStar Healthcare Income, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements

______________________________________________________

*	Filed herewith

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	March 22, 2019	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Justin Chang and Ann B. Harrington and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. JEANNEAULT	Chief Executive Officer, President and Vice Chairman	March 22, 2019
Ronald J. Jeanneault	(Principal Executive Officer)

Chief Financial Officer and Treasurer
/s/ FRANK V. SARACINO	(Principal Financial Officer and	March 22, 2019
Frank V. Saracino	Principal Accounting Officer)

/s/ JUSTIN CHANG	Chairman	March 22, 2019
Justin Chang

/s/ DANIEL J. ALTOBELLO	Director	March 22, 2019
Daniel J. Altobello

/s/ GREGORY A. SAMAY	Director	March 22, 2019
Gregory A. Samay

/s/ JACK F. SMITH, JR.	Director	March 22, 2019
Jack F. Smith, Jr.