Form 10-Q
period 2019-03-31
NorthStar Healthcare Income, Inc.
filed 2019-05-10
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class common stock, par value $0.01 per share	None	None
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 188,921,795 shares outstanding as of May 8, 2019.

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$64,600	$73,811
Restricted cash	16,424	20,697
Operating real estate, net	1,753,793	1,778,914
Investments in unconsolidated ventures	260,345	264,319
Real estate debt investments, net	58,030	58,600
Assets held for sale	15,696	2,183
Receivables, net	14,736	14,436
Deferred costs and intangible assets, net	30,150	36,996
Other assets	15,836	14,460
Total assets(1)	$2,229,610	$2,264,416

Liabilities
Mortgage and other notes payable, net	$1,461,877	$1,466,349
Due to related party	4,596	5,675
Escrow deposits payable	4,246	4,379
Distribution payable	—	5,400
Accounts payable and accrued expenses	27,545	32,405
Other liabilities	5,227	5,834
Total liabilities(1)	1,503,491	1,520,042
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 189,255,653 and 188,495,355 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,893	1,885
Additional paid-in capital	1,703,433	1,697,998
Retained earnings (accumulated deficit)	(982,954)	(958,924)
Accumulated other comprehensive income (loss)	(2,084)	(2,284)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	720,288	738,675
Non-controlling interests	5,831	5,699
Total equity	726,119	744,374
Total liabilities and equity	$2,229,610	$2,264,416
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of March 31, 2019, the Operating Partnership includes $0.7 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Property and other revenues
Resident fee income	$31,878	$32,807
Rental income	40,286	40,749
Other revenue	357	747
Total property and other revenues	72,521	74,303
Net interest income
Interest income on debt investments	1,902	1,899
Interest income on mortgage loans held in a securitized trust	—	5,149
Interest expense on mortgage obligations issued by a securitization trust	—	(3,824)
Net interest income	1,902	3,224
Expenses
Real estate properties - operating expenses	45,218	46,424
Interest expense	17,396	17,038
Other expenses related to securitization trust	—	811
Transaction costs	38	763
Asset management and other fees - related party	4,994	5,943
General and administrative expenses	3,054	3,687
Depreciation and amortization	22,399	28,820
Impairment loss	—	2,783
Total expenses	93,099	106,269
Other income (loss)
Realized gain (loss) on investments and other	237	3,495
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(18,439)	(25,247)
Equity in earnings (losses) of unconsolidated ventures	(224)	(8,626)
Income tax benefit (expense)	(6)	(15)
Net income (loss)	(18,669)	(33,888)
Net (income) loss attributable to non-controlling interests	52	220
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(18,617)	$(33,668)
Net income (loss) per share of common stock, basic/diluted	$(0.10)	$(0.18)
Weighted average number of shares of common stock outstanding, basic/diluted	189,005,931	187,072,856
Distributions declared per share of common stock	$0.03	$0.08

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(18,669)	$(33,888)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	200	743
Total other comprehensive income (loss)	200	743
Comprehensive income (loss)	(18,469)	(33,145)
Comprehensive (income) loss attributable to non-controlling interests	52	220
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(18,417)	$(32,925)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2017	186,709	$1,867	$1,681,040	$(744,090)	$(316)	$938,501	$6,298	$944,799
Share-based payment of advisor asset management fees	294	3	2,497	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	42	—	—	42	—	42
Non-controlling interests - contributions	—	—	—	—	—	—	71	71
Non-controlling interests - distributions	—	—	—	—	—	—	(150)	(150)
Shares redeemed for cash	(1,048)	(11)	(8,195)	—	—	(8,206)	—	(8,206)
Distributions declared	—	—	—	(15,560)	—	(15,560)	—	(15,560)
Proceeds from distribution reinvestment plan	1,274	13	10,818	—	—	10,831	—	10,831
Other comprehensive income (loss)	—	—	—	—	743	743	—	743
Net income (loss)	—	—	—	(33,668)	—	(33,668)	(220)	(33,888)
Balance as of March 31, 2018 (Unaudited)	187,229	$1,872	$1,686,202	$(793,318)	$427	$895,183	$5,999	$901,182

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2018	188,495	$1,885	$1,697,998	$(958,924)	$(2,284)	$738,675	$5,699	$744,374
Share-based payment of advisor asset management fees	352	4	2,496	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	45	—	—	45	—	45
Non-controlling interests - contributions	—	—	—	—	—	—	256	256
Non-controlling interests - distributions	—	—	—	—	—	—	(72)	(72)
Shares redeemed for cash	(279)	(3)	(1,975)	—	—	(1,978)	—	(1,978)
Distributions declared	—	—	—	(5,413)	—	(5,413)	—	(5,413)
Proceeds from distribution reinvestment plan	687	7	4,869	—	—	4,876	—	4,876
Other comprehensive income (loss)	—	—	—	—	200	200	—	200
Net income (loss)	—	—	—	(18,617)	—	(18,617)	(52)	(18,669)
Balance as of March 31, 2019 (Unaudited)	189,255	$1,893	$1,703,433	$(982,954)	$(2,084)	$720,288	$5,831	$726,119

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(18,669)	$(33,888)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	224	8,626
Depreciation and amortization	22,399	28,820
Impairment loss	—	2,783
Amortization of below market debt	746	722
Straight-line rental income, net and amortization of lease inducements	(189)	(359)
Amortization of premium/accretion of discount on investments	(26)	(24)
Amortization of deferred financing costs	486	503
Amortization of equity-based compensation	45	42
Realized (gain) loss on investments and other	(237)	(3,495)
Allowance for uncollectible accounts	325	367
Changes in assets and liabilities:
Receivables	(438)	1,764
Other assets	(1,688)	(996)
Due to related party	1,421	4,654
Escrow deposits payable	(133)	978
Accounts payable and accrued expenses	(5,820)	(3,417)
Other liabilities	(465)	189
Net cash provided by (used in) operating activities	(2,019)	7,269
Cash flows from investing activities:
Improvement of operating real estate investments	(2,851)	(5,910)
Sale of healthcare-related securities	—	35,771
Investment in unconsolidated ventures	(2,400)	(4,470)
Distributions from unconsolidated ventures	6,947	2,885
Other assets	547	—
Net cash provided by (used in) investing activities	2,243	28,276
Cash flows from financing activities:
Repayment of mortgage notes	(5,835)	(7,299)
Payment of deferred financing costs	—	(106)
Shares redeemed for cash	(1,978)	(8,206)
Payments under finance leases	(142)	(181)
Distributions paid on common stock	(10,813)	(20,906)
Proceeds from distribution reinvestment plan	4,876	10,831
Contributions from non-controlling interests	256	71
Distributions to non-controlling interests	(72)	(150)
Net cash provided by (used in) financing activities	(13,708)	(25,946)
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,484)	9,599
Cash, cash equivalents and restricted cash-beginning of period	94,508	80,488
Cash, cash equivalents and restricted cash-end of period	$81,024	$90,087

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Accrued distribution payable	$—	$5,358
Accrued capital expenditures	1,153	—
Reclassification of assets held for sale	13,513	14,423
Issuance of common stock as payment for asset management fees	2,500	2,500
Deconsolidation of securitization trust (VIE asset/liability)	—	512,772
Acquisition of operating real estate under capital lease obligations	—	1,921

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Healthcare Income, Inc., together with its consolidated subsidiaries (the “Company”), was formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity senior housing sector, which the Company defines as assisted living (“ALF”), memory care (“MCF”), skilled nursing (“SNF”), independent living (“ILF”) facilities and continuing care retirement communities (“CCRC”), which may have independent living, assisted living, skilled nursing and memory care available on one campus. The Company also invests in other healthcare property types, including medical office buildings (“MOB”), hospitals, rehabilitation facilities and ancillary healthcare services businesses. The Company’s investments are predominantly in the United States, but it also selectively makes international investments.
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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of March 31, 2019 and December 31, 2018. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of March 31, 2019, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company completed its initial public offering (the “Initial Offering”) on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in its initial primary offering (the “Initial Primary Offering”) and 2.0 million shares issued pursuant to its distribution reinvestment plan (the “DRP”). In addition, the Company completed its follow-on offering (the “Follow-On Offering”) on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in its follow-on primary offering (the “Follow-on Primary Offering”) and 4.2 million shares issued pursuant to the DRP. The Company refers to its Initial Primary Offering and its Follow-on Primary Offering collectively as the “Primary Offering” and its Initial Offering and Follow-On Offering collectively as the “Offering.” In December 2015, the Company registered an additional 30.0 million shares to be offered pursuant to the DRP and continues to offer such shares, however, as of February 1, 2019, the Company suspended payment of monthly distributions to stockholders. From inception through May 8, 2019, the Company raised total gross proceeds of $2.0 billion, including $232.6 million in DRP proceeds.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	Summary of Significant Accounting Policies
Basis of Accounting
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on March 22, 2019.
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
As of March 31, 2019, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of March 31, 2019 is $613.2 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of March 31, 2019 is $466.1 million, collateralized by the real estate assets of the related consolidated VIEs.
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
In March 2018, the Company sold the Class B certificates of its consolidated Investing VIE, relinquishing its rights as directing certificate holder. As a result, the Company was no longer deemed the primary beneficiary of the securitization trust and, accordingly, did not present the assets or liabilities of the securitization trust on its consolidated balance sheets as of March 31, 2019 and December 31, 2018. The Company has presented the income and expenses of the securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates and was considered the primary beneficiary in 2018.
Unconsolidated VIEs
As of March 31, 2019, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $260.3 million. The Company’s maximum exposure to loss as of March 31, 2019 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of March 31, 2019. The Company did not provide financial support to its unconsolidated VIEs during the three months ended March 31, 2019, except for funding its proportionate share of capital call contributions. As of March 31, 2019, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
The Company elected the fair value option to account for the eligible financial assets and liabilities of its consolidated Investing VIEs in order to mitigate potential accounting mismatches between the carrying value of the instruments and the related assets and liabilities to be consolidated. The Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) allowing the Company to measure both the financial assets and liabilities of a qualifying collateralized financing entity (“CFE”) it consolidated using the fair value of either the CFE’s financial assets or financial liabilities, whichever is more observable.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	March 31, 2019 (Unaudited)	December 31, 2018
Cash and cash equivalents	$64,600	$73,811
Restricted cash	16,424	20,697
Total cash, cash equivalents and restricted cash	$81,024	$94,508
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
Lessee Accounting
A leasing arrangement, a right to control the use of an identified asset for a period of time in exchange for consideration, is classified by the lessee either as a finance lease, which represents a financed purchase of the leased asset, or as an operating lease. For leases with terms greater than 12 months, a lease asset and a lease liability are recognized on the balance sheet at commencement date based on the present value of lease payments over the lease term.
Lease renewal or termination options are included in the lease asset and lease liability only if it is reasonably certain that the option to extend would be exercised or the option to terminate would not be exercised. As the implicit rate in most leases are not readily determinable, the Company's incremental borrowing rate for each lease at commencement date is used to determine the present value of lease payments. Consideration is given to the Company’s recent debt financing transactions, as well as publicly available

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

data for instruments with similar characteristics, adjusted for the respective lease term, when estimating incremental borrowing rates.
Lease expense is recognized over the lease term based on an effective interest method for finance leases and on a straight-line basis for operating leases.
Finance Leases
The Company has entered into finance leases for equipment totaling $3.2 million, which is included in furniture, fixtures, and equipment within operating real estate on the Company’s consolidated balance sheets. The leased equipment is amortized on a straight-line basis.
For the three months ended March 31, 2019 and 2018, payments for finance leases totaled $0.2 million, respectively. The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments as of March 31, 2019, which is included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

April 1 to December 31, 2019	$502
Years Ending December 31:
2020	636
2021	597
2022	505
2023	82
Thereafter	—
Total minimum lease payments	$2,322
Less: Amount representing interest	$(230)
Present value of minimum lease payments	$2,092
The weighted average interest rate related to the finance lease obligations is 5.8% with a weighted average lease term of 3.6 years.
As of March 31, 2019, there were no leases that have yet to commence that would create significant rights and obligations to the Company as lessee.
Assets Held For Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by U.S. GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of March 31, 2019 the Company has classified three of its operating real estate properties in the Peregrine portfolio as held for sale, as presented on its consolidated balance sheets. As of December 31, 2018, the Company had one operating real estate property classified as held for sale.
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
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents a summary of deferred costs and intangible assets, net as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019 (Unaudited)	December 31, 2018
Deferred costs and intangible assets, net:
In-place lease value, net	$7,788	$14,559
Goodwill	21,387	21,387
Other intangible assets	380	380
Subtotal intangible assets	29,555	36,326
Deferred costs, net	595	670
Total	$30,150	$36,996
The following table presents future amortization of in-place lease value and deferred costs (dollars in thousands):

April 1 to December 31, 2019	$1,573
Years Ending December 31:
2020	2,093
2021	1,871
2022	592
2023	337
Thereafter	1,917
Total	$8,383
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the three months ended March 31, 2019, the Company did not incur any acquisition fees or expenses to the Advisor or third parties. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets
The following table presents a summary of other assets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019 (Unaudited)	December 31, 2018
Other assets:
Healthcare facility regulatory reserve deposit	$6,000	$6,000
Remainder interest in condominium units(1)	2,712	3,025
Prepaid expenses	4,892	3,536
Lease / rent inducements, net	1,592	1,254
Utility deposits	322	325
Other	318	320
Total	$15,836	$14,460
_______________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
Revenue Recognition
Operating Real Estate
Rental income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators, including rent received from the Company’s net lease properties as well as rent, ancillary service fees and other related revenue earned from ILF residents. Rental revenue recognition commences when the tenant takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in receivables, net on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease.
The Company also generates operating income from operating healthcare properties. Revenue related to operating healthcare properties includes resident room and care charges, ancillary fees and other resident service charges. Rent is charged and revenue is recognized when such services are provided, generally defined per the resident agreement as of the date upon which a resident occupies a room or uses the services. Income derived from our ALF, MC and CCRC facilities is recorded in resident fee income in the consolidated statements of operations.
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
The Company did not record any impairment losses on its operating real estate investments during the three months ended March 31, 2019. Refer to “—Note 3, Operating Real Estate” for additional information regarding impairment of operating real estate.
Lease income from tenants/operators/residents is recognized at lease commencement only to the extent collection is expected to be probable in consideration of tenants’/operators’/residents’ creditworthiness. If collection is assessed to not be probable thereafter, lease income recognized is limited to lease payments collected, with the reversal of any income recognized to date in excess of amounts received. If collection is subsequently reassessed to be probable, lease income is adjusted to reflect the amount of income that would have been recognized had collection always been assessed as probable.
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
Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of March 31, 2019, the Company did not have any impaired real estate debt investments.
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
During the three months ended March 31, 2019, the Company has not recorded any impairment related to its investments in unconsolidated ventures.
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
As of March 31, 2019 and December 31, 2018, the Company had exposure to foreign currency through an investment in an unconsolidated venture.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, gross income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute dividends equal to at least 90.0% of its REIT taxable income (with certain adjustments) to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. The Company has assessed its tax positions for all open tax years, which include 2015 to 2018, and concluded there were no material uncertainties to be recognized.
The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income.
The Company made a joint election to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”) which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform services for tenants/operators/residents of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business.
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of March 31, 2019 totaled $11.5 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effects of the tax rate change did not have a material impact on the Company’s existing deferred tax balances.
The Company recorded an income tax expense of approximately $6,000 and $15,000 for the three months ended March 31, 2019 and 2018, respectively.
Recent Accounting Pronouncements
Recently Adopted
Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases, which amended existing lease accounting standards. ASU 2016-02, along with several clarifying amendments were codified in Accounting Standards Codification (“ASC”) Topic 842. The new standard primarily requires lessees to recognize their rights and obligations under most leases on balance sheet, to be capitalized as a right-of-use (“ROU”) asset and a corresponding liability for future lease obligations. Targeted changes were made to lessor accounting, primarily to align to the lessee model and the new revenue recognition standard.
The Company adopted the new lease standard and related amendments on January 1, 2019 using the modified retrospective method to leases existing or commencing on or after January 1, 2019, with a cumulative effect adjustment to beginning retained earnings. Comparative periods presented have not been restated and continue to be reported under the standards in effect for those prior periods.
ASC 842 limits the definition of initial direct costs to only the incremental costs of obtaining a lease, such as leasing commissions, for both lessee and lessor accounting. Indirect costs such as allocated overhead, certain legal fees and negotiation costs are no longer capitalized under the new standard. The application of ASC 842 did not have a material impact on the statement of operations.
The Company applied the package of practical expedients, which exempts the Company from having to reassess whether any expired or expiring contracts contain leases, revisit lease classification for any expired or expiring leases and reassess initial direct costs for any existing leases. The Company also elected the practical expedient related to land easements, allowing us to carry forward the accounting treatment for land easements on existing agreements. The Company did not, however, elect the hindsight practical expedient to determine the lease terms for existing leases.
The Company reclassified its capital lease assets to ROU-finance assets as of January 1, 2019, which had no material impact to the Company’s consolidated financial statements and related disclosures.
The Company determined if an arrangement contained a lease and determined the classification of leasing arrangements at inception. The Company has operating leases with property tenants that expire at various dates with renewal options typically exercised at the lessee's election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised.
As lessor, the Company made the accounting policy election to treat the lease and nonlease components in a contract as a single component to the extent that the timing and pattern of transfer are similar for the lease and nonlease components and the lease component qualifies as an operating lease. Nonlease components of tenant reimbursements for net leases and resident fee income qualify for the practical expedient to be combined with their respective lease component and accounted for as a single component under the lease standard as the lease component is predominant.
Rental and resident fee income is made up of a tenant/resident lease component, which includes the effect of minimum rent increases and rent abatements, and non-lease components. The services provided by the Company under the non-lease components have the same pattern of transfer as their respective lease components and have been combined with the lease components, which are predominant.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 31, 2019 and 2018, total property and other revenues includes variable lease revenues of $4.0 million and $4.3 million, respectively. Variable lease income includes ancillary services provided to tenant/residents, as well as non-recurring services and fees at the Company’s operating facilities.
Under the new standard, lessors are required to evaluate collectability of all lease payments based upon the creditworthiness of the lessee. Rental and resident fee income is recognized only to the extent collection is determined to be probable. If collection is subsequently determined to no longer be probable, any previously accrued revenue that has not been collected is subject to reversal. If collection is subsequently determined to be probable, revenue and the corresponding receivable would be reestablished to an amount that would have been recognized if collection had always been deemed to be probable. The initial application of the collectability guidance did not have a material impact on the Company’s consolidated financial statements.
Goodwill Impairment—In January 2017, the FASB issued ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test that requires a hypothetical purchase price allocation. Goodwill impairment is now measured as the excess in carrying value over fair value of the reporting unit, with the loss recognized not to exceed the amount of goodwill assigned to that reporting unit. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, to be applied prospectively. Early adoption is permitted as of the first interim or annual impairment test of goodwill after January 1, 2017. The Company adopted the standard on January 1, 2019. This guidance did not have a material impact on its consolidated financial statements and related disclosures.
Pending Adoption
Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss (“CECL”) model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity (“HTM”) debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For available-for-sale (“AFS”) debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the OTTI concept will result in more frequent estimation of credit losses. The accounting model for purchased credit impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. The existing model for beneficial interests that are not of high credit quality will be amended to conform to the new impairment models for HTM and AFS debt securities. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases. Transition will generally be on a modified retrospective basis, with prospective application for other-than-temporarily impaired debt securities and purchased credit impaired assets.
ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently assessing the potential effect the adoption of this guidance will have on its consolidated financial statements and related disclosures.
Variable Interest Entities—In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU amends the VIE guidance to align the evaluation of a decision maker's or service provider's fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party's interest in a VIE on a proportionate basis throughout the VIE model, for both the assessment of a variable interest and the determination of a primary beneficiary. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. ASU No. 2018-17 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted in an interim period for which financial statements have not been issued. The Company is currently evaluating the impact of this new guidance but does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Operating Real Estate
The following table presents operating real estate, net as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019 (Unaudited)	December 31, 2018
Land	$236,036	$236,736
Land improvements	22,512	22,453
Buildings and improvements	1,568,041	1,580,058
Tenant improvements	12,797	11,774
Construction in progress	4,799	5,605
Furniture, fixtures and equipment	94,202	93,371
Subtotal	1,938,387	1,949,997
Less: Accumulated depreciation	(184,594)	(171,083)
Operating real estate, net	$1,753,793	$1,778,914
Within the table above, buildings and improvements have been reduced by impairment totaling $31.0 million as of March 31, 2019 and December 31, 2018, respectively. The Company did not record impairment during the three months ended March 31, 2019. Impairment loss, as presented on the consolidated statements of operations, totaled $2.8 million for the three months ended March 31, 2018.
Future Minimum Rental Income
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of March 31, 2019 (dollars in thousands):

April 1 to December 31, 2019(1)	$25,072
Years Ending December 31:(1)
2020	34,265
2021	35,122
2022	14,907
2023	10,919
Thereafter	68,268
Total	$188,553
_______________________________________

(1)	Excludes rental income from residents at ILFs that are subject to short-term leases.

As of December 31, 2018, approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter was as follows (dollars in thousands):

Years Ending December 31:(1)
2019	$33,405
2020	34,240
2021	35,096
2022	14,635
2023	10,919
Thereafter	68,268
Total	$196,563
_______________________________________

(1)	Excludes rental income from residents at ILFs that are subject to short-term leases.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Net lease rental properties owned as of March 31, 2019 are leased under noncancelable operating leases with current expirations ranging from 2021 to 2029, with certain tenant renewal rights. These net lease arrangements require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.

4.	Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures as of March 31, 2019 and December 31, 2018 and activity for the three months ended March 31, 2019 and 2018 (dollars in thousands):

						Properties as of March 31, 2019
Portfolio	Partner	Acquisition Date	Ownership	Purchase Price(1)	Equity Investment(2)	Senior Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	Colony Capital/Formation Capital, LLC	May-2014	5.6%	$1,048,000	$23,400	44	—	32	—	76
Griffin-American	Colony Capital	Dec-2014	14.3%	3,238,547	206,143	92	108	41	14	255
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	870,000	55,146	6	—	150	—	156
Trilogy	Griffin-American Healthcare REIT III & IV /Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	1,162,613	189,032	9	—	68	—	77
Subtotal				$6,319,160	$473,721	151	108	291	14	564
Operator Platform(3)		Jul-2017	20.0%	2	2	—	—	—	—	—
Total				$6,319,162	$473,723	151	108	291	14	564
_______________________________________

(1)
Purchase price represents the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(2)
Represents initial and subsequent contributions to the underlying joint venture through March 31, 2019. During the three months ended March 31, 2019, the Company funded an additional capital contribution of $2.4 million into the Trilogy joint venture. The additional funding related to certain business initiatives, including the development of additional senior housing and SNFs. In October 2018, the Company sold 20.0% of our ownership interest in the Trilogy joint venture, which reduced its ownership interest in the joint venture from approximately 29% to 23%.

(3)
Represents the Company’s investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018			Carrying Value(2)
		Select Revenues and Expenses, net(1)			Select Revenues and Expenses, net(1)
Portfolio	Equity in Earnings (Losses)		Cash Distributions	Equity in Earnings (Losses)		Cash Distributions	March 31, 2019 (Unaudited)	December 31, 2018
Eclipse	$(100)	$(530)	$79	$5	$(400)	$254	$11,586	$11,765
Envoy(3)	96	(810)	4,301	(2)	(1)	—	512	4,717
Griffin-American	(595)	(3,583)	1,116	(44)	(3,686)	716	112,472	113,982
Espresso(4)	(596)	(1,833)	—	(8,904)	(9,892)	—	—	—
Trilogy(5)	995	(3,328)	1,451	258	(3,806)	1,915	135,708	133,764
Subtotal	$(200)	$(10,084)	$6,947	$(8,687)	$(17,785)	$2,885	$260,278	$264,228
Operator Platform(6)	(24)	—	—	61	—	—	67	91
Total	$(224)	$(10,084)	$6,947	$(8,626)	$(17,785)	$2,885	$260,345	$264,319
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)
Includes $1.3 million, $13.4 million, $7.6 million, and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Griffin-American, Espresso and Trilogy joint ventures, respectively.

(3)	In March 2019, the Envoy joint venture completed the sale of its remaining 11 properties, for a sales price of $118.0 million.

(4)
As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero as of March 31, 2019. The Company has recorded the excess equity in losses related to its unconsolidated venture as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture.

(5)
In October 2018, the Company sold 20.0% of its ownership interest in the Trilogy joint venture, which generated gross proceeds of $48.0 million and reduced the Company’s ownership interest in the joint venture from approximately 29% to 23%.

(6)	Represents the Company’s investment in Solstice.

5.	Real Estate Debt Investments
The following table presents the Company’s one debt investment as of March 31, 2019 and December 31, 2018 (dollars in thousands):

		Carrying Value(2)
Asset Type:	Principal Amount	March 31, 2019 (Unaudited)	December 31, 2018	Fixed Rate	Unlevered Current Yield
Mezzanine loan(1)	$75,000	$58,030	$58,600	10.0%	10.3%
_______________________________________

(1)	Loan has a final maturity date of January 30, 2021.

(2)
As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero as of March 31, 2019. The Company has recorded the excess equity in losses related to its unconsolidated investment as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of March 31, 2019 and December 31, 2018, the cumulative excess equity in losses included in the mezzanine loan carrying value were $16.7 million and $16.2 million, respectively.

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
As of March 31, 2019, the Company’s debt investment was not performing in accordance with the contractual terms of its governing documents.  The Company’s debt investment is a mezzanine loan to the Espresso joint venture that has several sub-portfolios, one of which has a tenant lease in default.  The underlying tenant default has resulted in a default under the senior loan with respect to the applicable sub-portfolio, which in turn resulted in a default under the mezzanine loan.  The Company is actively monitoring the actions of the senior lender and assessing the Company’s rights and remedies.  The Company continues to assess the collectability of principal and interest. As of March 31, 2019, contractual debt service has been paid in accordance with contractual terms and the Company expects to receive full payment of contractual principal and interest. Accordingly, the debt investment was categorized as a performing loan.
For the three months ended March 31, 2019, the debt investment contributed 100.0% of the Company’s interest income on debt investments as presented on the consolidated statement of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Borrowings
The following table presents the Company’s borrowings as of March 31, 2019 and December 31, 2018 (dollars in thousands):

				March 31, 2019 (Unaudited)		December 31, 2018
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$16,435	$16,196	$16,545	$16,277
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	20,786	20,705	20,866	20,774
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	19,387	19,314	19,460	19,377
Milford, OH	Non-recourse	Sep-26	LIBOR + 2.68%	18,760	18,305	18,760	18,288
Rochester Portfolio
Rochester, NY	Non-recourse	Feb-25	4.25%	20,696	20,583	20,849	20,734
Rochester, NY(4)	Non-recourse	Aug-27	LIBOR + 2.34%	101,224	100,187	101,224	100,162
Arbors Portfolio(5)
Various locations	Non-recourse	Feb-25	3.99%	90,314	89,131	90,751	89,508
Watermark Fountains Portfolio(6)
Various locations	Non-recourse	Jun-22	3.92%	397,500	395,141	399,023	396,421
Various locations	Non-recourse	Jun-22	5.56%	74,918	74,301	75,401	74,776
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun-25	4.17%	640,173	620,294	642,954	622,329
Avamere Portfolio(8)
Various locations	Non-recourse	Feb-27	4.66%	72,271	71,672	72,466	71,848
Subtotal mortgage notes payable, net				1,472,464	1,445,829	1,478,299	1,450,494
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb-22	6.00%	3,693	3,693	3,500	3,500
Rochester Portfolio
Rochester, NY	Non-recourse	Aug-19	6.00%	12,355	12,355	12,355	12,355
Subtotal other notes payable, net				16,048	16,048	15,855	15,855
Total mortgage and other notes payable, net				$1,488,512	$1,461,877	$1,494,154	$1,466,349
_______________________________________

(1)	Floating rate borrowings are comprised of $160.2 million principal amount at one-month London Interbank Offered Rate (“LIBOR”) and $16.4 million principal amount at three-month LIBOR.

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

(6)
Includes $397.5 million principal amount of fixed rate borrowings, secured by 14 healthcare real estate properties, cross-collateralized and subject to cross-default as well as a supplemental financing totaling $74.9 million of principal, secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.

(7)	Comprised of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and subject to cross-default.

(8)	Comprised of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and subject to cross-default.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal payments on borrowings based on final maturity as of March 31, 2019 (dollars in thousands):

April 1 to December 31, 2019	$46,186
Years Ending December 31:
2020	24,296
2021	64,010
2022	465,140
2023	18,820
Thereafter	870,060
Total	$1,488,512
During the three months ended March 31, 2019, an operator for the Company’s Peregrine portfolio failed to remit rental payments in a timely manner, which resulted in a cross-default under the mortgage note agreement as of March 31, 2019.
Colony Capital Line of Credit
In October 2017, the Company obtained a revolving line of credit from an affiliate of Colony Capital, the Sponsor, for up to $15.0 million at an interest rate of 3.5% plus LIBOR (the “Sponsor Line”). The Sponsor Line had an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. During 2017, the Company had drawn and fully repaid $25.0 million under the Sponsor Line. In March 2018, the Sponsor Line maturity was extended through December 2020. The Company did not utilize the Sponsor Line during the three months ended March 31, 2019.
Corporate Credit Facility
In December 2017, the Company executed a corporate credit facility with Key Bank (the “Corporate Facility”), for up to $25.0 million. The Corporate Facility has a three year term at interest rates ranging between 2.5% and 3.5% plus LIBOR and has not been utilized. As of March 31, 2019, the Company did not have the ability to draw upon the Corporate Facility as a result of not achieving certain continuing financial covenant conditions. In April 2019, the Company terminated the Corporate Facility.

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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to the Advisor for the three months ended March 31, 2019 and the amount due to related party as of March 31, 2019 and December 31, 2018 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2018	Three Months Ended March 31, 2019			Due to Related Party as of March 31, 2019 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,665	$4,994	$(4,994)	(2)	$1,665
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,010	2,931	(4,010)		2,931
Total		$5,675	$7,925	$(9,004)		$4,596
_______________________________________

(1)	The Company did not incur any disposition fees during the three months ended March 31, 2019, nor were any such fees outstanding as of March 31, 2019.

(2)	Includes $2.5 million paid in shares of the Company’s common stock.

(3)	As of March 31, 2019, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.
Issuance of Common Stock to the Advisor
Pursuant to the advisory agreement, for the three months ended March 31, 2019, the Company issued 0.4 million shares totaling $2.5 million to an affiliate of the Advisor as part of its asset management fee.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%. For the three months ended March 31, 2019, the Company recognized property management fee expense of $1.3 million paid to Solstice related to the Winterfell portfolio.
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
Colony Capital Line of Credit
In October 2017, the Company obtained the Sponsor Line, which provides up to $35.0 million at an interest rate of 3.5% plus LIBOR. Refer to Note 6, “Borrowings” for further discussion.

8.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of March 31, 2019, the Company’s independent directors were granted a total of 96,625 shares of restricted common stock for an aggregate $0.9 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vests quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $45,000 and $42,188 for the three months ended March 31, 2019 and 2018, respectively. Equity-based compensation expense is related to the issuance of restricted stock to the independent directors and is recorded in general and administrative expenses in the consolidated statements of operations. Unrecognized equity-based compensation for unvested shares totaled $131,000 and $176,000 as of March 31, 2019 and December 31, 2018, respectively. Unvested shares totaled 15,708 and 20,827 as of March 31, 2019 and December 31, 2018, respectively.

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
For the three months ended March 31, 2019, the Company issued 0.7 million shares of common stock totaling $4.9 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2018, the Company issued 4.0 million shares of common stock totaling $33.7 million of gross offering proceeds pursuant to the DRP. From inception through March 31, 2019, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP.
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
The Company’s board of directors approved daily cash distributions of $0.000924658 per share of common stock for the month ending January 31, 2019. Effective February 1, 2019, the Company’s board of directors determined to suspend distributions in order to preserve capital and liquidity.
Distributions were generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). For the three months ended March 31, 2019, the Company generated net operating losses for tax purposes. If the Company does not have positive REIT taxable income for its taxable year ending December 31, 2019, it will not be required to make distributions to its stockholders in 2019 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2017 and includes a net operating loss carry-forward of $45.7 million.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 31, 2019, the Company repurchased 0.3 million shares of common stock for $2.0 million at an average price of $7.10 per share. For the year ended December 31, 2018, the Company repurchased 3.3 million shares of common stock for $25.9 million at an average price of $7.91 per share pursuant to the Share Repurchase Program.
The Company has funded repurchase requests received during a quarter with cash on hand, borrowings or other available capital. Repurchases pursuant to the Share Repurchase Program did not exceed proceeds received from its DRP in 2018. Prior to the most recent amendments to the Share Repurchase Program, the Company had a total of 12.0 million shares, or $85.0 million, based on its most recently published estimated value per share of $7.10, in unfulfilled repurchase requests. Refer to Note 14, “Subsequent Events” for additional information regarding the Share Repurchase Program.

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2019 and 2018 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was approximately $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019 (Unaudited)			December 31, 2018
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$75,000	$58,030	$75,000	$75,000	$58,600	$75,000
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,488,512	$1,461,877	$1,457,388	$1,494,154	$1,466,349	$1,464,533
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
The following table presents the operators and tenants of the Company’s properties, excluding properties owned through unconsolidated joint ventures as of March 31, 2019 (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

				Three Months Ended March 31, 2019
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$37,463	51.6%
Solstice Senior Living	(2)	32	4,000	26,168	36.1%
Avamere Health Services		5	453	4,126	5.7%
Arcadia Management		4	572	2,654	3.7%
Integral Senior Living	(2)	3	162	1,401	1.9%
Peregrine Senior Living	(3)	—	—	353	0.5%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	356	0.5%
Total		75	10,515	$72,521	100.0%
______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice is a joint venture of which affiliates of ISL own 80%.

(3)	During the three months ended March 31, 2019, the Company reclassified the two properties leased to Peregrine Senior Living as held for sale.

(4)	Tenant has failed to remit rental payments during the three months ended March 31, 2019. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.
The following tables present segment reporting for the three months ended March 31, 2019 and 2018 (dollars in thousands):

Statement of Operations:	Direct Investments
Three Months Ended March 31, 2019	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Rental and resident fee income	$8,552	$63,612	$—	$—	$—	$72,164
Net interest income on debt and securities	—	—	—	1,902	—	1,902
Other revenue	—	1	—	10	346	357
Property operating expenses	—	(45,218)	—	—	—	(45,218)
Interest expense	(3,276)	(14,040)	—	—	(80)	(17,396)
Transaction costs	—	(38)	—	—	—	(38)
Asset management and other fees - related party	—	—	—	—	(4,994)	(4,994)
General and administrative expenses	(16)	(11)	—	(9)	(3,018)	(3,054)
Depreciation and amortization	(3,564)	(18,835)	—	—	—	(22,399)
Realized gain (loss) on investments and other	—	237	—	—	—	237
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	1,696	(14,292)	—	1,903	(7,746)	(18,439)
Equity in earnings (losses) of unconsolidated ventures	—	—	(224)	—	—	(224)
Income tax benefit (expense)	—	(6)	—	—	—	(6)
Net income (loss)	$1,696	$(14,298)	$(224)	$1,903	$(7,746)	$(18,669)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:	Direct Investments
Three Months Ended March 31, 2018	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$8,747	$64,809	$—	$—	$—		$73,556	$—	$73,556
Net interest income on debt and securities	—	—	—	2,727	(314)	(3)	2,413	811	3,224
Other revenue	—	655	—	—	92		747	—	747
Property operating expenses	(10)	(46,414)	—	—	—		(46,424)	—	(46,424)
Interest expense	(3,401)	(13,609)	—	—	(28)		(17,038)	—	(17,038)
Other expenses related to securitization trust	—	—	—	—	—		—	(811)	(811)
Transaction costs	—	(763)	—	—	—		(763)	—	(763)
Asset management and other fees - related party	—	—	—	—	(5,943)		(5,943)	—	(5,943)
General and administrative expenses	(3)	(314)	—	(14)	(3,356)		(3,687)	—	(3,687)
Depreciation and amortization	(3,352)	(25,468)	—	—	—		(28,820)	—	(28,820)
Impairment loss	—	(2,783)	—	—	—		(2,783)	—	(2,783)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	—	(314)	314		—	—	—
Realized gain (loss) on investments and other	—	—	—	3,495	—		3,495	—	3,495
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	1,981	(23,887)	—	5,894	(9,235)		(25,247)	—	(25,247)
Equity in earnings (losses) of unconsolidated ventures	—	—	(8,626)	—	—		(8,626)	—	(8,626)
Income tax benefit (expense)	—	(15)	—	—	—		(15)	—	(15)
Net income (loss)	$1,981	$(23,902)	$(8,626)	$5,894	$(9,235)		$(33,888)	$—	$(33,888)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

(2)
Investing VIEs are not considered to be a segment that the Company conducts its business through, however, U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense, as net interest income on the consolidated statements of operations. Though U.S. GAAP requires this presentation, the Company views its investment in the securitization trust as a net investment in healthcare-related securities.

(3)
Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the three months ended March 31, 2018, $0.3 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment.

The following table presents total assets by segment as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
March 31, 2019	$392,893	$1,462,687	$260,345	$59,061	$54,624	$2,229,610
December 31, 2018	394,697	1,481,522	264,317	59,620	64,260	2,264,416
_______________________________________

(1)	Represents primarily corporate cash and cash equivalent balances.

13.	Commitments and Contingencies
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

14.	Subsequent Events
Share Repurchases
For the period from April 1, 2019 through May 8, 2019, the Company repurchased 0.5 million shares for a total of $3.2 million or a price of $7.10 per share under the Share Repurchase Program. Prior to the most recent amendments to the Share Repurchase program, the Company had a total of 12.0 million shares, or $85.0 million, based on its most recently published estimated value per share of $7.10, in unfulfilled repurchase requests. Refer to Note 9, “Stockholders’ Equity” for additional information regarding the Share Repurchase Program.
Dispositions
Peregrine
In May 2019, the Company completed the sale of two properties within the Peregrine portfolio for a sales price totaling $19.7 million. The sale generated net proceeds of $3.2 million, after the repayment of the outstanding mortgage principal balance of $16.4 million and transaction costs.

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
We completed our initial public offering, or our Initial Offering, on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in our initial primary offering, or our Initial Primary Offering, and 2.0 million shares issued pursuant to our distribution reinvestment plan, or our DRP. In addition, we completed our follow-on offering, or our Follow-On Offering, on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in our follow-on primary offering, or our Follow-on Primary Offering, and 4.2 million shares issued pursuant to our DRP. We refer to our Initial Primary Offering and our Follow-on Primary Offering collectively as our Primary Offering and our Initial Offering and Follow-On Offering collectively as our Offering. In December 2015, we registered an additional 30.0 million shares to be offered pursuant to our DRP and continue to offer such shares, however, as of February 1, 2019, we suspended payment of monthly distributions to stockholders. From inception through May 8, 2019, we raised total gross proceeds of $2.0 billion, including $232.6 million in DRP proceeds.
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
Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies, which we refer to collectively as the Managed Companies. As of March 31, 2019, our Sponsor had $43.0 billion of assets under management, including Colony Capital’s balance sheet investments and third-party managed investments. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of Colony Capital and manages our day-to-day operations pursuant to an advisory agreement.
2019 Significant Developments
Performance Summary
On a same store basis (which excludes properties placed in service and sold during 2018), rental and resident fee income, net of property operating expenses, increased to $17.6 million for the three months ended March 31, 2019 as compared to $15.8 million for the three months ended December 31, 2018. During the three months ended March 31, 2019, average occupancy of our direct operating investments experienced a slight decline to approximately 81%.
Similarly, the operating real estate in our unconsolidated investment portfolios has started to stabilize after performance declines experienced in 2018. In particular, the investments in the Espresso joint venture have completed operator transitions, however, overall decreases in cash flow from our unconsolidated ventures, continue to impact our liquidity position.
For additional information on financial results, refer to “—Results of Operations.”
Investments and Dispositions

•
In March 2019, we executed a purchase and sale agreement totaling $19.7 million for two properties within the Peregrine portfolio. The sale was completed in May 2019, generating net proceeds of $3.2 million, after the repayment of the outstanding mortgage principal balance of $16.4 million and transaction costs.

•
In March 2019, the Envoy joint venture, of which we own 11.4%, completed the sale of the remaining 11 properties in the portfolio, for a sales price of $118.0 million. Our proportionate share of the net proceeds generated from the sale totaled $4.3 million.

•	In March 2019, we contributed $2.4 million to the Trilogy joint venture for development initiatives, including senior housing campus development.
Liquidity, Capital and Dividends

•	Effective February 1, 2019, our board of directors determined to suspend distributions in order to preserve capital and liquidity.

•
In April 2019, we terminated our revolving credit facility, or our Corporate Facility. As of March 31, 2019, we did not satisfy conditions to draw on our Corporate Facility and had not previously drawn upon the Corporate Facility.

Portfolio

•	During the three months ended March 31, 2019, our Winterfell portfolio’s average occupancy remained at approximately 79% consistent with the three months ended December 31, 2018.

•
The operating portfolios managed by Watermark Retirement Communities experienced a slight decline in overall average occupancy to approximately 84% during the three months ended March 31, 2019 as compared to approximately 85% during the three months ended December 31, 2018.

Our Investments
We have invested in independent living facilities, or ILF, assisted living facilities, or ALF, memory care facilities, or MCF, and continuing care retirement communities, or CCRC, which we collectively refer to as senior housing facilities, skilled nursing facilities, or SNF, medical office buildings, or MOB, and hospitals.
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

•
Debt and Securities Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate and commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties. As of March 31, 2019, we had one mezzanine loan.

For financial information regarding our reportable segments, refer to Note 12, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

The following table presents a summary of investments as of March 31, 2019 (dollars in thousands):

		Properties(1)(2)
Investment Type / Portfolio	Amount(3)	Senior Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Net Lease
Watermark Fountains(4)	$288,836	6	—	—	—	6	Various	100.0%
Arbors	126,825	4	—	—	—	4	Northeast	100.0%
Peregrine	10,000	1	—	—	—	1	Northeast/Southeast	100.0%
Subtotal	425,661	11	—	—	—	11

Direct Investments - Operating
Winterfell	904,985	32	—	—	—	32	Various	100.0%
Watermark Fountains(4)	356,914	9	—	—	—	9	Various	97.0%
Rochester	219,518	10	—	—	—	10	Northeast	97.0%
Watermark Aqua	116,216	5	—	—	—	5	West/Southwest/Midwest	97.0%
Avamere	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	19,427	1	—	—	—	1	West	100.0%
Kansas City	15,000	2	—	—	—	2	Midwest	100.0%
Subtotal	1,731,498	64	—	—	—	64

Unconsolidated Investments
Griffin-American	475,861	92	108	41	14	255	Various	14.3%
Trilogy(5)	350,081	9	—	68	—	77	Various	23.2%
Espresso	320,373	6	—	150	—	156	Various	36.7%
Eclipse	56,540	44	—	32	—	76	Various	5.6%
Solstice(6)	—	—	—	—	—	—	Various	20.0%
Subtotal	1,202,855	151	108	291	14	564

Debt and Securities Investments
Mezzanine Loan(7)	75,000	—	—	—	—	—

Total Investments	$3,435,014	226	108	291	14	639
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Excludes properties held for sale.

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

(4)
Watermark Fountains portfolio consists of six wholly-owned net lease properties totaling $288.8 million and nine operating facilities totaling $356.9 million, in which we own a 97.0% interest. One of the operating facilities consists of 10 condominium units in which we hold future interests, or the Remainder Interests.

(5)	Includes institutional pharmacy, therapy businesses and lease purchase buy-out options in connection with the Trilogy investment, which are not subject to property count.

(6)
Represents our investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, or ISL, a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%.

(7)	Our mezzanine loan was originated to a subsidiary of our joint venture with Formation Capital, LLC, or Formation, and Safanad Management Limited, which we refer to as Espresso.

The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

_______________________________________

(1)	Classification based on predominant services provided, but may include other services.
Our investments include the following types of healthcare facilities as of March 31, 2019:

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

◦
Memory care facilities. MCFs offer specialized options for seniors with Alzheimer’s disease and other forms of dementia. Purpose built, free-standing MCFs offer an attractive alternative for private-pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an ALF or SNF. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional ALFs. Residents require a higher level of care and more assistance with activities of daily living than in ALFs. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.

◦
Continuing care retirement community. CCRCs provide, as a continuum of care, the services described for ILFs, ALFs and SNFs in an integrated campus. CCRCs can be structured to offer services covered under a regular monthly rental fee or under a one-time upfront entrance fee, which is partially refundable in certain circumstances. Residents under entrance fee agreements may also pay a monthly service fee, which entitles them to the use of certain amenities and services, however, the monthly fees are generally less than fees at a comparable rental community. The refundable portion of a resident’s entrance fee is generally refundable within a certain period following contract termination or upon the resale of the unit, or in some agreements, upon the resale of a comparable unit or after the resident vacates the unit. Some entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit upon resale.

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
The weighted average resident occupancy of our operating properties was 81.3% during the three months ended March 31, 2019.
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
Our net lease properties are leased to four operators, with a remaining weighted average lease term of 7.8 years as of March 31, 2019.
Operators and Tenants
The following table presents the operators and tenants of our direct investments as of March 31, 2019 (dollars in thousands):

				Three Months Ended March 31, 2019
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$37,463	51.6%
Solstice Senior Living	(2)	32	4,000	26,168	36.1%
Avamere Health Services		5	453	4,126	5.7%
Arcadia Management		4	572	2,654	3.7%
Integral Senior Living	(2)	3	162	1,401	1.9%
Peregrine Senior Living	(3)	—	—	353	0.5%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	356	0.5%
Total		75	10,515	$72,521	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice is a joint venture of which affiliates of ISL own 80%.

(3)	During the three months ended March 31, 2019, we reclassified the two properties leased to Peregrine Senior Living as held for sale.

(4)	Tenant has failed to remit rental payments during the three months ended March 31, 2019. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.

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
Unconsolidated Investments
As of March 31, 2019, our unconsolidated investments included the following:

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

•
Espresso. We own a 36.7% interest in a $0.9 billion portfolio, based on cost, of predominantly SNFs, located in various regions across the United States, and organized in six sub-portfolios and currently leased to nine different operators under net leases. Three of the sub-portfolios within the Espresso joint venture have executed operator transitions plans. An affiliate of Formation acts as the general partner and manager of this investment. We also have a mezzanine loan relating to this portfolio. Refer to “—Real Estate Debt and Securities Investments Overview” below.

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

In March 2019, the Envoy joint venture, of which we own a 11.4% interest, completed the sale of its remaining 11 properties, for a sales price of $118.0 million.
Real Estate Debt and Securities Investments Overview
As of March 31, 2019, our investments in real estate debt secured by healthcare facilities consisted of one mezzanine loan, which matures on January 30, 2021. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above.
The following table presents a summary of our debt investment as of March 31, 2019 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value(2)	Fixed Rate	Unleveraged Current Yield
Espresso Mezzanine loan(1)	1	$75,000	$58,030	10.0%	10.3%
_______________________________________

(1)	Property types underlying the mezzanine loan predominately include SNFs, which are located primarily in the Midwest, Northeast and Southeast regions of the United States.

(2)
As a result of impairments and other non-cash reserves recorded by the joint venture, the carrying value of our Espresso unconsolidated investment was reduced to zero as of March 31, 2019. We have recorded the excess equity in losses related to our unconsolidated investment as a reduction to the carrying value of our mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of March 31, 2019 and December 31, 2018, the cumulative excess equity in losses included in our mezzanine loan carrying value were $16.7 million and $16.2 million, respectively.

As of March 31, 2019, our debt investment was not performing in accordance with the contractual terms of its governing documents.  The Espresso mezzanine loan is secured by a joint venture that has several sub-portfolios, one of which has a tenant lease in default.  The underlying tenant default has resulted in default under the senior loan with respect to the applicable sub-portfolio, which in turn resulted in a default under our mezzanine loan as of March 31, 2019.  We are actively monitoring the actions of the senior lender and assessing our rights and remedies.  We continue to assess the collectability of principal and interest. As of May 8, 2019, contractual debt service on the Espresso mezzanine loan has been paid in accordance with contractual terms.

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

•
Consider Selective Dispositions and Opportunities for Asset Repositioning. We will consider selective dispositions of assets in connection with strategic repositioning of assets or otherwise where we believe the disposition will achieve a desired return or opportunities exist to enhance overall returns or improve our liquidity position. As the healthcare industry evolves, we will continue to assess the need for strategic asset repositioning, including evaluating assets, operators and markets to position our portfolio for optimal performance.

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
We believe owners and operators of senior housing facilities and other healthcare properties may benefit from demographic and economic trends, specifically the aging of the United States population whereby Americans aged 65 years old and older are expected to increase from 47.8 million in 2015 to 79.2 million in 2035 (source: U.S. Census Bureau 2014 National Population Projections), and the increasing demand for care for seniors outside of their homes. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. Healthcare spending in the U.S. is projected to increase from $2.6 trillion in 2010 to $4.1 trillion in 2020 (source: Centers for Medicare and Medicaid Services, or CMS) and, as healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare, and senior housing facilities, such as ALF, MCF, SNF and ILF, are generally more cost effective than higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings. The growth in total demand for healthcare, cost constraints, new regulations, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system.
Notwithstanding the growth in the industry and demographics, economic and healthcare market uncertainty has had a negative impact, weakening the market’s fundamentals and ultimately reducing tenants/operators’ ability to make rent payments in accordance with the contractual terms of the lease, as well as reduced income for our operating investments. In addition, increased development and competitive pressures has had an impact on some of our assets. During the first quarter of 2019, senior housing occupancy was flat compared to the fourth quarter of 2018 (source: The National Investment Centers for Senior Housing & Care, or NIC). Prior to the fourth quarter of 2018, during which occupancy increased slightly, occupancy had been flat or in decline for 11 consecutive quarters. During the first quarter of 2019, net absorption exceeded inventory growth, marking the second consecutive quarter during which that occurred, as inventory growth has trended downward (the first quarter of 2018 witnessed the lowest quarterly inventory growth since late 2014) (source: NIC). Further, a tight labor market and competition to attract quality staff continues to drive increased wages and personnel costs, resulting in lower margins. To the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected and decreased cash flow, in turn, is expected to impact the value of underlying properties and the borrowers’ ability to service their outstanding loans and repay the loans at maturity.
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
We did not record any impairment losses on our direct real estate investments or unconsolidated investments during the three months ended March 31, 2019.
During the year ended December 31, 2018, we recorded impairment totaling $31.0 million for operating real estate and held for sale assets on our consolidated balance sheets as of March 31, 2019. Impairment was recorded as a result of occupancy and performance declines for specific properties, as well as a result of designating a property and its operations as held for sale. Further, the unconsolidated ventures in which we invest recorded impairments and reserves during the year ended December 31, 2018, of which we recorded our proportionate share through equity in earnings on our consolidated statements of operations. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for additional information regarding impairment recorded in prior years.

Results of Operations
Comparison of the Three Months Ended March 31, 2019 to March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Property and other revenues
Resident fee income	$31,878	$32,807	$(929)	(2.8)%
Rental income	40,286	40,749	(463)	(1.1)%
Other revenue	357	747	(390)	(52.2)%
Total property and other revenues	72,521	74,303	(1,782)	(2.4)%
Net interest income
Interest income on debt investments	1,902	1,899	3	0.2%
Interest income on mortgage loans held in a securitized trust	—	5,149	(5,149)	(100.0)%
Interest expense on mortgage obligations issued by a securitization trust	—	(3,824)	3,824	(100.0)%
Net interest income	1,902	3,224	(1,322)	(41.0)%

Expenses
Real estate properties - operating expenses	45,218	46,424	(1,206)	(2.6)%
Interest expense	17,396	17,038	358	2.1%
Other expenses related to securitization trust	—	811	(811)	(100.0)%
Transaction costs	38	763	(725)	(95.0)%
Asset management and other fees-related party	4,994	5,943	(949)	(16.0)%
General and administrative expenses	3,054	3,687	(633)	(17.2)%
Depreciation and amortization	22,399	28,820	(6,421)	(22.3)%
Impairment loss	—	2,783	(2,783)	(100.0)%
Total expenses	93,099	106,269	(13,170)	(12.4)%
Other income (loss)
Realized gain (loss) on investments and other	237	3,495	(3,258)	(93.2)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(18,439)	(25,247)	6,808	(27.0)%
Equity in earnings (losses) of unconsolidated ventures	(224)	(8,626)	8,402	(97.4)%
Income tax benefit (expense)	(6)	(15)	9	(60.0)%
Net income (loss)	$(18,669)	$(33,888)	$15,219	(44.9)%
Revenues
Resident Fee Income
The following table presents resident fee income generated during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Same store AL/MC/CCRC properties (placed in service - 2017 and prior)	$31,643	$30,758	$885	2.9%
Properties placed in service - 2018	235	—	235	NA
Properties sold	—	2,049	(2,049)	(100.0)%
Total resident fee income	$31,878	$32,807	$(929)	(2.8)%
Resident fee income decreased $0.9 million primarily due to the sale of an operating facility in the Fountains portfolio in the fourth quarter of 2018. On a same store basis, resident fee income increased 0.9 million primarily as a result of occupancy and billing rate increases for the Watermark Aqua and Fountains portfolios, as well as a one-time adjustment recorded for properties within the Rochester portfolio during the three months ended March 31, 2018.

Rental Income
The following table presents rental income generated during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Same store IL properties (placed in service - 2017 and prior)	$31,734	$32,003	$(269)	(0.8)%
Same store net lease properties (placed in service - 2017 and prior)	8,552	8,746	(194)	(2.2)%
Total rental income	$40,286	$40,749	$(463)	(1.1)%
Rental income decreased $0.5 million primarily due to a decrease in the average occupancy for the Winterfell portfolio, which decreased to approximately 79% for the three months ended March 31, 2019 as compared to approximately 82% for the three months ended March 31, 2018. The decrease was partially offset by non-recurring services and fees at our IL properties, which were recorded as rental income during the three months ended March 31, 2019 as a result of the adoption of the new lease accounting standard.
Other Revenue
As a result of the adoption of the new lease accounting standard, non-recurring services and fees at our operating facilities were reclassified into rental and resident fee income, which resulted in a $0.4 million decrease to other revenue for the three months ended March 31, 2019 as compared to three months ended March 31, 2018. For the three months ended March 31, 2019, other revenue primarily represents interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $1.3 million primarily as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018.
Expenses
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$22,813	$22,581	$232	1.0%
IL properties	22,059	22,077	(18)	(0.1)%
Net lease properties	—	9	(9)	(100.0)%
Properties placed in service - 2018	346	—	346	NA
Properties sold	—	1,757	(1,757)	(100.0)%
Total property operating expenses	$45,218	$46,424	$(1,206)	(2.6)%
Property operating expenses decreased $1.2 million, primarily due to the sale of an operating facility in the Fountains portfolio in the fourth quarter of 2018.

Interest Expense
The following table presents interest expense incurred during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$5,156	$4,741	$415	8.8%
IL properties	8,885	8,772	113	1.3%
Net lease properties	3,275	3,401	(126)	(3.7)%
Properties sold	—	96	(96)	(100.0)%
Corporate	80	28	52	185.7%
Total interest expense	$17,396	$17,038	$358	2.1%
Interest expense increased $0.4 million, primarily as a result of a rising London Interbank Offered Rate, or LIBOR rates, which impacted our floating rate mortgage notes. The increase was partially offset as a result of lower mortgage notes balances during the three months ended March 31, 2019 due to continued principal amortization.
Other Expenses Related to Securitization Trust
Other expenses related to securitization trust were not incurred during the three months ended March 31, 2019 as our investment in the Freddie Mac securitization was sold in the first quarter of 2018. Securitization trust expenses were primarily comprised of fees paid to Freddie Mac, the original issuer, as guarantor of the interest and principal payments related to the investment grade securitization bonds.
Transaction Costs
Transaction costs for the three months ended March 31, 2019 are primarily residual costs incurred for the Rochester acquisition and operator transition. Transaction costs for the three months ended March 31, 2018 are primarily residual costs incurred for the Winterfell operator transition.
Asset Management and Other Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management and other fees - related party decreased $0.9 million as a result of a lower estimated net asset value established in December 2018.
General and Administrative Expenses
General and administrative expenses decreased $0.6 million, primarily as a result of lower corporate overhead costs, partially offset by higher direct corporate expenses, including legal, accounting and other professional fees incurred during the three months ended March 31, 2019.
Depreciation and Amortization
The following table presents depreciation and amortization expense incurred during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$4,850	$6,103	$(1,253)	(20.5)%
IL properties	13,941	19,260	(5,319)	(27.6)%
Net lease properties	3,564	3,352	212	6.3%
Properties placed in service - 2018	44	—	44	NA
Properties sold	—	105	(105)	(100.0)%
Total depreciation and amortization expense	$22,399	$28,820	$(6,421)	(22.3)%
Depreciation and amortization expense decreased $6.4 million, primarily as a result of intangible assets becoming fully amortized in the Winterfell and Rochester portfolios.

Impairment Loss
There was no impairment loss recorded during the three months ended March 31, 2019. During the three months ended March 31, 2018, an impairment loss of $2.8 million was recognized as a result of estimating the fair value of an operating facility in the Fountains portfolio upon its reclassification to held for sale.
Other Income (Loss)
Realized Gain (Loss) on Investments and Other
During the three months ended March 31, 2019, realized gains of $0.2 million related to the sale of a Remainder Interest in the Fountains portfolio. During the three months ended March 31, 2018, realized gains totaled $3.5 million, primarily recognized from the sale of our investment in the Freddie Mac securitization.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018			2019	2018
Portfolio	Equity in Earnings (Losses)		Select Revenues and Expenses, net(1)		Equity in Earnings, Net of Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$(100)	$5	$(530)	$(400)	$430	$405	$25	6.2%	$79	$254
Envoy	96	(2)	(810)	(1)	906	(1)	907	NM	4,301	—
Griffin-American	(595)	(44)	(3,583)	(3,686)	2,988	3,642	(654)	(18.0)%	1,116	716
Espresso	(596)	(8,904)	(1,833)	(9,892)	1,237	988	249	25.2%	—	—
Trilogy	995	258	(3,328)	(3,806)	4,323	4,064	259	6.4%	1,451	1,915
Subtotal	$(200)	$(8,687)	$(10,084)	$(17,785)	$9,884	$9,098	$786	8.6%	$6,947	$2,885
Operator Platform(2)	(24)	61	—	—	(24)	61	(85)	(139.3)%	—	—
Total	$(224)	$(8,626)	$(10,084)	$(17,785)	$9,860	$9,159	$701	7.7%	$6,947	$2,885
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)	Represents our investment in Solstice.
Equity in losses of unconsolidated ventures decreased by $8.4 million, primarily due to a one-time loan loss reserve recognized by the Espresso joint venture during the three months ended March 31, 2018.
Equity in earnings, net of select revenues and expenses, increased $0.7 million, primarily due to the Envoy portfolio, which recognized residual earnings upon the completion of the sale of its remaining operating assets during three months ended March 31, 2019.
Income Tax Benefit (Expense)
Income tax expense for the three months ended March 31, 2019 was $6,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the three months ended March 31, 2018 was $15,000.
Liquidity and Capital Resources
Our current principal liquidity needs are to fund: (i) principal and interest payments on our borrowings and other commitments; (ii) operating expenses; (iii) capital expenditures, development and redevelopment activities, including capital calls in connection with our unconsolidated joint venture investments; and (iv) repurchases of our shares.
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
We currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months. For additional information regarding our liquidity needs and capital resources, see below. As of May 8, 2019, we had approximately $64.6 million of unrestricted cash.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties, rental income from our net leased properties and interest from our debt investment, as well as distributions from our investments in unconsolidated ventures. Net cash used in operating activities was $2.0 million for the three months ended March 31, 2019.
A substantial majority of our properties, or 79.9% of our assets, excluding our unconsolidated ventures and properties designated held for sale, are operating properties whereby we are directly exposed to various operational risks. During the three months ended March 31, 2019, our cash flow from operations continues to be negatively impacted by, among other things, declines in occupancy, rate pressures and increases in operating expenses, particularly tied to increased labor and benefits costs.
In addition, we have significant joint ventures, with unconsolidated joint ventures and consolidated joint ventures representing 35.8% and 20.6%, respectively, of our total real estate equity investments as of March 31, 2019, and we may not be able to control the timing of distributions from these investments, if any.
Borrowings
We use asset-level financing as part of our investment strategy and are required to make recurring principal and interest payments on our borrowings. As of March 31, 2019, we had $1.5 billion of consolidated asset-level borrowings outstanding. During three months ended March 31, 2019, we paid $5.9 million in recurring principal and interest payments on these borrowings, and currently anticipate that both recurring principal and interest payments will continue to increase throughout 2019.
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
In addition, we have revolving line of credit from an affiliate of our Sponsor, or our Sponsor Line, for up to $35.0 million. We have not drawn on our Sponsor Line in 2019 and currently have no borrowings outstanding under our Sponsor Line.
For additional information regarding our borrowings, including principal repayments and timing of maturities, refer to Note 6, “Borrowings” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non- cash reserves and depreciation. As of March 31, 2019, our leverage was 61.7% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of March 31, 2019, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 65.8%.
Capital Expenditures, Development and Redevelopment Activities
We are responsible for capital expenditures for our operating properties and, from time to time, may also fund capital expenditures for certain net leased properties. We continue to invest capital into our operating portfolio in order to maintain market position, as well as functional and operating standards. During the three months ended March 31, 2019, we spent $2.9 million on recurring capital expenditures for our direct investments. In addition, we will continue to execute on and identify strategic development opportunities for our existing investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide an optimal mix of services, increase operating income, achieve property stabilization and enhance the overall value of our assets.
We are also party to certain agreements that contemplate development of healthcare properties funded by us and our joint venture partners. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences under our joint venture governing documents for any such failure to fund.
Disposition of Investments
We also evaluate dispositions of non-core investments to provide an additional source of liquidity. In March 2019, we executed a purchase and sale agreement totaling $19.7 million for two properties within the Peregrine portfolio. Further, in March 2019, the Envoy joint venture, of which we own 11.4%, completed the sale of the remaining 11 properties in the portfolio, for a sales price of $118.0 million. Our proportionate share of the net proceeds generated from the sale totaled $4.3 million.
Distributions
To continue to qualify as a REIT, we are required to distribute annually dividends equal to at least 90% of our taxable income, subject to certain adjustments, to stockholders. We have generated, and continue to generate net operating losses for tax purposes and, accordingly, are not required to make distributions to our stockholders to qualify as a REIT. Effective February 1, 2019, our board of directors determined to suspend distributions in order to preserve capital and liquidity. Refer to “Distributions Declared and Paid” for further information regarding our historical distributions.
Repurchases
We have adopted a Share Repurchase Program effective August 7, 2012, as most recently amended in October 2018, which enables stockholders to sell their shares to us in limited circumstances. In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we will only repurchase shares in connection with the death or qualifying disability of a stockholder. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. During the three months ended March 31, 2019, we repurchased 0.3 million shares for an aggregate amount of $2.0 million. Refer to Note 9, “Stockholders’ Equity” and Note 14, “Subsequent Events” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2019	2018	2019 vs. 2018 Change
Operating activities	$(2,019)	$7,269	$(9,288)
Investing activities	2,243	28,276	(26,033)
Financing activities	(13,708)	(25,946)	12,238
Net increase (decrease) in cash, cash equivalents and restricted cash	$(13,484)	$9,599	$(23,083)
Three Months Ended March 31, 2019 compared to March 31, 2018
Operating Activities
Net cash used in operating activities was $2.0 million for the three months ended March 31, 2019 compared to $7.3 million for the three months ended March 31, 2018. The decrease of $9.3 million was primarily attributable to the timing of cash payments for operating expenses and capital expenditures, as well as a decline in performance at our operating properties for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Investing Activities
Our cash flows from investing activities are generally used to fund investment improvements and acquisitions, net of any investment dispositions. Net cash provided by investing activities was $2.2 million for the three months ended March 31, 2019 compared to $28.3 million for the three months ended March 31, 2018. Cash flows provided by investing activities for the three months ended March 31, 2019 primarily relate to the distribution received from the Envoy joint venture upon the sale of its underlying operating assets. Cash flows used in investing activities for the three months ended March 31, 2018 primarily relate to the sale of our investment in the Freddie Mac securitization.
The following table presents cash used for capital improvements during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, excluding capital improvements made at our unconsolidated ventures (dollars in thousands):

	Three Months Ended March 31,
Capital Improvements	2019	2018	2019 vs. 2018 Change
Development projects	$—	$1,001	$(1,001)
Recurring	2,851	4,909	(2,058)
Total improvement of operating real estate investments	$2,851	$5,910	$(3,059)
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock and changes in our mortgage notes payable. Cash flows used in financing activities was $13.7 million for the three months ended March 31, 2019 compared to $25.9 million for the three months ended March 31, 2018. The decrease of $12.2 million was primarily attributable to the suspension of dividends in February 2019, as well as the amended share repurchase program in October 2018.
Off-Balance Sheet Arrangements
As of March 31, 2019, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred to our Advisor for the three months ended March 31, 2019 and the amount due to related party as of March 31, 2019 and December 31, 2018 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2018	Three Months Ended March 31, 2019			Due to Related Party as of March 31, 2019 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,665	$4,994	$(4,994)	(2)	$1,665
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,010	2,931	(4,010)		2,931
Total		$5,675	$7,925	$(9,004)		$4,596
_______________________________________

(1)	We did not incur any disposition fees during the three months ended March 31, 2019, nor were any such fees outstanding as of March 31, 2019.

(2)	Includes $2.5 million paid in shares of our common stock.

(3)	As of March 31, 2019, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us.
Pursuant to our advisory agreement, for the three months ended March 31, 2019, we issued 0.4 million shares totaling $2.5 million to an affiliate of our Advisor as part of its asset management fee.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and us, who owns 20.0%. For the three months ended March 31, 2019, we recognized property management fee expense of $1.3 million paid to Solstice related to the Winterfell portfolio.
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
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty, now a subsidiary of Colony Capital, and us, our Sponsor acquired a 43.0%, as adjusted, ownership interest in American Healthcare Investors, LLC, or AHI and Mr. James F. Flaherty III, a partner of our Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Realty.
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
Colony Capital Line of Credit
In October 2017, we obtained our Sponsor Line for up to $15.0 million at an interest rate of 3.5% plus LIBOR. Our Sponsor Line has an initial one year term, with an extension option of six months. Our Sponsor Line was approved by our board of directors, including all of our independent directors. In November 2017, the borrowing capacity under our Sponsor Line was increased to $35.0 million. In March 2018, our Sponsor Line maturity was extended through December 2020. As of December 31, 2018, we had drawn and fully repaid $25.0 million under our Sponsor Line. We did not utilize our Sponsor Line during the three months ended March 31, 2019.
Recent Developments
Share Repurchases
For the period from April 1, 2019 through May 8, 2019, we repurchased 0.5 million shares for a total of $3.2 million or a price of $7.10 per share under our Share Repurchase Program. Prior to the most recent amendments to our Share Repurchase program, we had a total of 12.0 million shares, or $85.0 million, based on our most recently published estimated value per share of $7.10, in unfulfilled repurchase requests. Refer to Item 1. “Financial Statements,” Note 9, “Stockholders’ Equity” for additional information regarding our Share Repurchase Program.
Dispositions
Peregrine
In May 2019, we completed the sale of two properties within the Peregrine portfolio for a sales price totaling $19.7 million. The sale generated net proceeds of $3.2 million, after the repayment of the outstanding mortgage principal balance of $16.4 million and transaction costs.
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
Due to certain of the unique features of publicly-registered, non-traded REITs, the Investment Program Association, or IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO adjusts for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the U. S. Securities and Exchange Commission, or SEC, nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(18,617)	$(33,668)
Adjustments:
Depreciation and amortization	22,399	28,820
Impairment losses of depreciable real estate	—	2,058
Depreciation and amortization related to unconsolidated ventures	7,903	8,274
Depreciation and amortization related to non-controlling interests	(156)	(240)
Impairment loss on real estate related to non-controlling interests	—	(62)
Realized gain (loss) from sales of property related to non-controlling interests	—	2,243
Realized (gain) loss from sales of property related to unconsolidated ventures	(86)	—
Impairment losses of depreciable real estate held by unconsolidated ventures	—	(3)
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$11,443	$7,422
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$11,443	$7,422
Adjustments:
Acquisition fees and transaction costs	38	755
Straight-line rental (income) loss	(189)	(359)
Amortization of premiums, discounts and fees on investments and borrowings	1,238	1,206
Amortization of discounts on healthcare-related securities	—	314
Adjustments related to unconsolidated ventures(1)	2,267	7,271
Adjustments related to non-controlling interests	(4)	(31)
Realized (gain) loss on investments and other	(237)	(3,495)
Impairment of assets other than real estate	—	725
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$14,556	$13,808
_______________________________________

(1)
Primarily represents our proportionate share of liability extinguishment gains, loan loss reserves, transaction costs and amortization of above/below market debt adjustments and deferred financing costs, incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally paid distributions on a monthly basis based on daily record dates on the first business day of the month following the month for which the distribution was accrued. From the date of our first investment on April 5, 2013 through December 31, 2017, we paid an annualized distribution amount of $0.675 per share of our common stock. Our board of directors approved a daily cash distribution of $0.000924658 per share of common stock, equivalent to an annualized distribution amount of $0.3375 per share, for the year ended December 31, 2018 and month ended January 31, 2019. Effective February 1, 2019, our board of directors determined to suspend distributions in order to preserve capital and liquidity.

The following table presents distributions declared for the three months ended March 31, 2019 and year ended December 31, 2018 (dollars in thousands):

	Three Months Ended March 31, 2019		Year Ended December 31, 2018
Distributions(1)
Cash	$2,991		$32,739
DRP	2,422		30,517
Total	$5,413		$63,256

Sources of Distributions(1)
FFO(2)	$5,413	100%	$33,011	52%
Offering proceeds - Other	—	—%	30,245	48%
Total	$5,413	100%	$63,256	100%

Cash Flow Provided by (Used in) Operations	$(2,019)		$27,986
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through March 31, 2019, we declared $433.8 million in distributions. Cumulative FFO for the period from April 5, 2013 through March 31, 2019 was $59.1 million.

For the year ended December 31, 2018, distributions in excess of FFO were paid using available capital sources, including proceeds from borrowings and dispositions. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted. Future distributions declared and paid may exceed FFO and cash flow provided by operations. FFO, as defined, may not reflect actual cash available for distributions. Our ability to pay distributions from FFO or cash flow provided by operations depends upon our operating performance, including the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments, accounting of our investments in accordance with U.S. GAAP, the performance of underlying debt and ability to maintain liquidity. We will continue to assess our distribution policy in light of our operating performance and capital needs.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of March 31, 2019, 11.9% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. As of March 31, 2019, all floating rate liabilities outstanding related mortgage notes payable of our direct operating investments. As of March 31, 2019, we had two lines of credit which carry floating interest rates, with no outstanding liabilities under either.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of March 31, 2019, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.8 million annually. We did not have any floating rate real estate debt investments as of March 31, 2019.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of March 31, 2019, we had one fixed-rate debt investment with a carrying value of $58.0 million.

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
For the three months ended March 31, 2019, the Espresso mezzanine loan contributed 100.0% of interest income. As of March 31, 2019, one borrower, a subsidiary of the Espresso joint venture, represents 100.0% of the aggregate principal amount of our debt investments. The Espresso joint venture has several sub-portfolios, one of which has a tenant lease in default.  The underlying tenant default resulted in a default under the senior loan with respect to the applicable sub-portfolio, which in turn resulted in a default under the Espresso mezzanine loan as of March 31, 2019.  We are actively monitoring the actions of the senior lender and assessing our rights and remedies.  We continue to assess the collectability of principal and interest.
Risk Concentration
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures as of March 31, 2019 (dollars in thousands):

				Three Months Ended March 31, 2019
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$37,463	51.6%
Solstice Senior Living	(2)	32	4,000	26,168	36.1%
Avamere Health Services		5	453	4,126	5.7%
Arcadia Management		4	572	2,654	3.7%
Integral Senior Living	(2)	3	162	1,401	1.9%
Peregrine Senior Living	(3)	—	—	353	0.5%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	356	0.5%
Total		75	10,515	$72,521	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice is a joint venture of which affiliates of ISL own 80%.

(3)	During the three months ended March 31, 2019, we reclassified the two properties leased to Peregrine Senior Living as held for sale.

(4)	Tenant has failed to remit rental payments during the three months ended March 31, 2019. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.

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

PART II Other Information
Item 1. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 22, 2019, except as noted below.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. For the three months ended March 31, 2019, we declared distributions of $5.4 million compared to cash used by operating activities of $2.0 million. For the declared distributions during the three months ended March 31, 2019, $5.4 million, or 100.0%, of the distributions declared were paid using sources other than cash flow from operations. For the year ended December 31, 2018, we declared distributions of $63.3 million compared to cash provided by operating activities of $28.0 million. For the declared distributions during the year ended December 31, 2018, $35.3 million, or 55.8%, of the distributions declared were paid using sources other than cash flow from operations.
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
For the three months ended March 31, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31		—	—
February 1 to February 28	278,579	$7.10	278,579	(1)
March 1 to March 31		—	—
Total	278,579	$7.10	278,579
_______________________________________

(1)	Subject to funds being available, the limits under our Share Redemption Program were amended in October 2018, as described in further detail below.

Prior to the most recent amendments to our Share Repurchase Program, we had a total of 12.0 million shares, or $85.0 million, based on our most recently published estimated value per share of $7.10, in unfulfilled repurchase requests. For additional information, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
Unregistered Sales of Equity Securities
On January 31, 2019. February 28, 2019 and March 29, 2019, we issued 0.4 million shares of common stock at $7.10 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
Item 4. Mine Safety Disclosures
Not applicable.

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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Equity (unaudited) for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	May 9, 2019	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer