Form 10-Q
period 2019-06-30
NorthStar Healthcare Income, Inc.
filed 2019-08-09
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
The Company has one class of common stock, $0.01 par value per share, 188,984,638 shares outstanding as of August 8, 2019.

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

PART I Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$29,370	$73,811
Restricted cash	18,848	20,697
Operating real estate, net	1,733,019	1,778,914
Investments in unconsolidated ventures	288,907	264,319
Real estate debt investments, net	56,287	58,600
Assets held for sale	2,037	2,183
Receivables, net	14,253	14,436
Deferred costs and intangible assets, net	29,290	36,996
Other assets	14,195	14,460
Total assets(1)	$2,186,206	$2,264,416

Liabilities
Mortgage and other notes payable, net	$1,441,241	$1,466,349
Due to related party	3,642	5,675
Escrow deposits payable	4,414	4,379
Distribution payable	—	5,400
Accounts payable and accrued expenses	25,273	32,405
Other liabilities	4,714	5,834
Total liabilities(1)	1,479,284	1,520,042
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 189,181,904 and 188,495,355 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,892	1,885
Additional paid-in capital	1,702,776	1,697,998
Retained earnings (accumulated deficit)	(1,000,100)	(958,924)
Accumulated other comprehensive income (loss)	(3,158)	(2,284)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	701,410	738,675
Non-controlling interests	5,512	5,699
Total equity	706,922	744,374
Total liabilities and equity	$2,186,206	$2,264,416
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of June 30, 2019, the Operating Partnership includes $0.6 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Property and other revenues
Resident fee income	$33,497	$32,956	$65,375	$65,764
Rental income	40,472	38,891	80,758	79,640
Other revenue	1,003	930	1,360	1,678
Total property and other revenues	74,972	72,777	147,493	147,082
Net interest income
Interest income on debt investments	1,923	1,921	3,825	3,820
Interest income on mortgage loans held in a securitized trust	—	—	—	5,149
Interest expense on mortgage obligations issued by a securitization trust	—	—	—	(3,824)
Net interest income	1,923	1,921	3,825	5,145
Expenses
Real estate properties - operating expenses	44,636	47,731	89,854	94,157
Interest expense	17,294	17,693	34,690	34,731
Other expenses related to securitization trust	—	—	—	811
Transaction costs	38	41	76	804
Asset management and other fees - related party	4,995	5,951	9,989	11,894
General and administrative expenses	2,349	3,424	5,403	7,111
Depreciation and amortization	15,962	27,494	38,361	56,314
Impairment loss	10,146	2,456	10,146	5,239
Total expenses	95,420	104,790	188,519	211,061
Other income (loss)
Realized gain (loss) on investments and other	5,485	—	5,722	3,495
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(13,040)	(30,092)	(31,479)	(55,339)
Equity in earnings (losses) of unconsolidated ventures	(4,405)	(4,098)	(4,629)	(12,724)
Income tax benefit (expense)	(15)	(15)	(21)	(30)
Net income (loss)	(17,460)	(34,205)	(36,129)	(68,093)
Net (income) loss attributable to non-controlling interests	314	111	366	331
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(17,146)	$(34,094)	$(35,763)	$(67,762)
Net income (loss) per share of common stock, basic/diluted	$(0.09)	$(0.18)	$(0.19)	$(0.36)
Weighted average number of shares of common stock outstanding, basic/diluted	189,082,397	187,326,437	189,044,376	187,200,347
Distributions declared per share of common stock	$—	$0.08	$0.03	$0.17

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(17,460)	$(34,205)	$(36,129)	$(68,093)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(1,074)	(1,629)	(874)	(886)
Total other comprehensive income (loss)	(1,074)	(1,629)	(874)	(886)
Comprehensive income (loss)	(18,534)	(35,834)	(37,003)	(68,979)
Comprehensive (income) loss attributable to non-controlling interests	314	111	366	331
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(18,220)	$(35,723)	$(36,637)	$(68,648)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2017	186,709	$1,867	$1,681,040	$(744,090)	$(316)	$938,501	$6,298	$944,799
Share-based payment of advisor asset management fees	294	3	2,497	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	42	—	—	42	—	42
Non-controlling interests - contributions	—	—	—	—	—	—	71	71
Non-controlling interests - distributions	—	—	—	—	—	—	(150)	(150)
Shares redeemed for cash	(1,048)	(11)	(8,195)	—	—	(8,206)	—	(8,206)
Distributions declared	—	—	—	(15,560)	—	(15,560)	—	(15,560)
Proceeds from distribution reinvestment plan	1,274	13	10,818	—	—	10,831	—	10,831
Other comprehensive income (loss)	—	—	—	—	743	743	—	743
Net income (loss)	—	—	—	(33,668)	—	(33,668)	(220)	(33,888)
Balance as of March 31, 2018 (Unaudited)	187,229	$1,872	$1,686,202	$(793,318)	$427	$895,183	$5,999	$901,182
Share-based payment of advisor asset management fees	294	3	2,497	—	—	2,500	—	2,500
Issuance and amortization of equity-based compensation	21	—	42	—	—	42	—	42
Non-controlling interests - contributions	—	—	—	—	—	—	218	218
Non-controlling interests - distributions	—	—	—	—	—	—	(160)	(160)
Shares redeemed for cash	(1,003)	(10)	(7,857)	—	—	(7,867)	—	(7,867)
Distributions declared	—	—	—	(15,750)	—	(15,750)	—	(15,750)
Proceeds from distribution reinvestment plan	925	9	7,850	—	—	7,859	—	7,859
Other comprehensive income (loss)	—	—	—	—	(1,629)	(1,629)	—	(1,629)
Net income (loss)	—	—	—	(34,094)	—	(34,094)	(111)	(34,205)
Balance as of June 30, 2018 (Unaudited)	187,466	$1,874	$1,688,734	$(843,162)	$(1,202)	$846,244	$5,946	$852,190

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2018	188,495	$1,885	$1,697,998	$(958,924)	$(2,284)	$738,675	$5,699	$744,374
Share-based payment of advisor asset management fees	352	4	2,496	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	45	—	—	45	—	45
Non-controlling interests - contributions	—	—	—	—	—	—	256	256
Non-controlling interests - distributions	—	—	—	—	—	—	(72)	(72)
Shares redeemed for cash	(279)	(3)	(1,975)	—	—	(1,978)	—	(1,978)
Distributions declared	—	—	—	(5,413)	—	(5,413)	—	(5,413)
Proceeds from distribution reinvestment plan	687	7	4,869	—	—	4,876	—	4,876
Other comprehensive income (loss)	—	—	—	—	200	200	—	200
Net income (loss)	—	—	—	(18,617)	—	(18,617)	(52)	(18,669)
Balance as of March 31, 2019 (Unaudited)	189,255	$1,893	$1,703,433	$(982,954)	$(2,084)	$720,288	$5,831	$726,119
Share-based payment of advisor asset management fees	352	4	2,496	—	—	2,500	—	2,500
Issuance and amortization of equity-based compensation	25	—	46	—	—	46	—	46
Non-controlling interests - contributions	—	—	—	—	—	—	62	62
Non-controlling interests - distributions	—	—	—	—	—	—	(67)	(67)
Shares redeemed for cash	(450)	(5)	(3,199)	—	—	(3,204)	—	(3,204)
Other comprehensive income (loss)	—	—	—	—	(1,074)	(1,074)	—	(1,074)
Net income (loss)	—	—	—	(17,146)	—	(17,146)	(314)	(17,460)
Balance as of June 30, 2019 (Unaudited)	189,182	$1,892	$1,702,776	$(1,000,100)	$(3,158)	$701,410	$5,512	$706,922

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(36,129)	$(68,093)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	4,629	12,724
Depreciation and amortization	38,361	56,314
Impairment loss	10,146	5,239
Amortization of below market debt	1,497	1,453
Straight-line rental income, net and amortization of lease inducements	(428)	876
Amortization of premium/accretion of discount on investments	(55)	(49)
Amortization of deferred financing costs	909	1,024
Amortization of equity-based compensation	91	84
Realized (gain) loss on investments and other	(5,722)	(3,495)
Allowance for uncollectible accounts	460	585
Changes in assets and liabilities:
Receivables	53	2,772
Other assets	48	2,329
Due to related party	2,967	6,884
Escrow deposits payable	35	969
Accounts payable and accrued expenses	(7,548)	(6,952)
Other liabilities	(836)	598
Net cash provided by (used in) operating activities	8,478	13,262
Cash flows from investing activities:
Improvement of operating real estate investments	(8,158)	(13,732)
Sale of operating real estate	19,618	—
Sale of healthcare-related securities	—	35,771
Investment in unconsolidated ventures	(39,801)	(4,470)
Distributions from unconsolidated ventures	12,079	6,325
Other assets	583	—
Net cash provided by (used in) investing activities	(15,679)	23,894
Cash flows from financing activities:
Repayment of mortgage notes	(27,865)	(8,105)
Payment of deferred financing costs	—	(284)
Shares redeemed for cash	(5,182)	(16,073)
Payments under finance leases	(284)	(294)
Distributions paid on common stock	(10,813)	(36,822)
Proceeds from distribution reinvestment plan	4,876	18,690
Contributions from non-controlling interests	318	289
Distributions to non-controlling interests	(139)	(310)
Net cash provided by (used in) financing activities	(39,089)	(42,909)
Net increase (decrease) in cash, cash equivalents and restricted cash	(46,290)	(5,753)
Cash, cash equivalents and restricted cash-beginning of period	94,508	80,488
Cash, cash equivalents and restricted cash-end of period	$48,218	$74,735

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Accrued distribution payable	$—	$5,192
Accrued capital expenditures	609	623
Reclassification of assets held for sale	—	14,423
Issuance of common stock as payment for asset management fees	5,000	5,000
Deconsolidation of securitization trust (VIE asset/liability)	—	512,772
Acquisition of operating real estate under capital lease obligations	—	1,921

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of June 30, 2019 and December 31, 2018. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of June 30, 2019, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company completed its initial public offering (the “Initial Offering”) on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in its initial primary offering (the “Initial Primary Offering”) and 2.0 million shares issued pursuant to its distribution reinvestment plan (the “DRP”). In addition, the Company completed its follow-on offering (the “Follow-On Offering”) on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in its follow-on primary offering (the “Follow-on Primary Offering”) and 4.2 million shares issued pursuant to the DRP. The Company refers to its Initial Primary Offering and its Follow-on Primary Offering collectively as the “Primary Offering” and its Initial Offering and Follow-On Offering collectively as the “Offering.” In December 2015, the Company registered an additional 30.0 million shares to be offered pursuant to the DRP and continues to offer such shares, however, as of February 1, 2019, the Company suspended payment of monthly distributions to stockholders. From inception through August 8, 2019, the Company raised total gross proceeds of $2.0 billion, including $232.6 million in DRP proceeds.
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
As of June 30, 2019, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of June 30, 2019 is $600.0 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of June 30, 2019 is $465.0 million, collateralized by the real estate assets of the related consolidated VIEs.
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
In March 2018, the Company sold the Class B certificates of its consolidated Investing VIE, relinquishing its rights as directing certificate holder. As a result, the Company was no longer deemed the primary beneficiary of the securitization trust and, accordingly, did not present the assets or liabilities of the securitization trust on its consolidated balance sheets as of June 30, 2019 and December 31, 2018. The Company has presented the income and expenses of the securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates and was considered the primary beneficiary in 2018.
Unconsolidated VIEs
As of June 30, 2019, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $288.9 million. The Company’s maximum exposure to loss as of June 30, 2019 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of June 30, 2019. The Company did not provide financial support to its unconsolidated VIEs during the six months ended June 30, 2019, except for funding its proportionate share of capital call contributions. As of June 30, 2019, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	June 30, 2019 (Unaudited)	December 31, 2018
Cash and cash equivalents	$29,370	$73,811
Restricted cash	18,848	20,697
Total cash, cash equivalents and restricted cash	$48,218	$94,508
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
Finance Leases
The Company has entered into finance leases for equipment totaling $3.2 million, which is included in furniture, fixtures, and equipment within operating real estate, net on the Company’s consolidated balance sheets. The leased equipment is amortized on a straight-line basis.
For the six months ended June 30, 2019 and 2018, payments for finance leases totaled $0.3 million, respectively. The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments as of June 30, 2019, which is included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

July 1 to December 31, 2019	$330
Years Ending December 31:
2020	636
2021	597
2022	505
2023	82
Thereafter	—
Total minimum lease payments	$2,150
Less: Amount representing interest	$(200)
Present value of minimum lease payments	$1,950
The weighted average interest rate related to the finance lease obligations is 5.8% with a weighted average lease term of 3.4 years.
As of June 30, 2019, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
Assets Held For Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by U.S. GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of June 30, 2019 and December 31, 2018, the Company had one operating real estate property in the Peregrine portfolio classified as held for sale, as presented on its consolidated balance sheets. In May 2019, the Company completed the sale of two properties within the Peregrine portfolio for a sale price totaling $19.7 million. The properties had been reclassified as held for sale during the three months ended March 31, 2019.
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
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents a summary of deferred costs and intangible assets, net as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019 (Unaudited)	December 31, 2018
Deferred costs and intangible assets, net:
In-place lease value, net	$7,338	$14,559
Goodwill	21,387	21,387
Other intangible assets	380	380
Subtotal intangible assets	29,105	36,326
Deferred costs, net	185	670
Total	$29,290	$36,996
The following table presents future amortization of in-place lease value and deferred costs (dollars in thousands):

July 1 to December 31, 2019	$937
Years Ending December 31:
2020	1,871
2021	1,871
2022	591
2023	336
Thereafter	1,917
Total	$7,523
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the six months ended June 30, 2019, the Company did not incur any acquisition fees or expenses to the Advisor or third parties. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets
The following table presents a summary of other assets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019 (Unaudited)	December 31, 2018
Other assets:
Healthcare facility regulatory reserve deposit	$6,000	$6,000
Remainder interest in condominium units(1)	2,712	3,025
Prepaid expenses	3,102	3,536
Lease / rent inducements, net	1,764	1,254
Utility deposits	316	325
Other	301	320
Total	$14,195	$14,460
_______________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
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
The Company recorded impairment losses totaling $10.1 million on its operating real estate and held for sale investments during the six months ended June 30, 2019. The impairment recognized in 2019 to date includes $10.0 million for an operating property within the Rochester portfolio with continuing poor performance and sustained declines in occupancy, as well as $0.1 million to reflect an updated estimated fair value for a net lease property previously designated held for sale.
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
Real Estate Debt Investments
Real estate debt investments are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the investment as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the consolidated balance sheets date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the investment, a reserve is recorded with a corresponding charge to a credit provision. The reserve for each investment is maintained at a level that is determined to be adequate by management to absorb probable losses.
Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of June 30, 2019, the Company did not have any impaired real estate debt investments.
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
During the six months ended June 30, 2019, the Company did not impair any of its investments in unconsolidated ventures.
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
As of June 30, 2019 and December 31, 2018, the Company had exposure to foreign currency through an investment in an unconsolidated venture.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheets date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of June 30, 2019 totaled $12.2 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effects of the tax rate change did not have a material impact on the Company’s existing deferred tax balances.
The Company recorded an income tax expense of approximately $15,000 and $21,000 for the three and six months ended June 30, 2019, respectively. The Company recorded an income tax expense of approximately $15,000 and $30,000 for the three and six months ended June 30, 2018, respectively.
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
ASC 842 limits the definition of initial direct costs to only the incremental costs of obtaining a lease, such as leasing commissions, for both lessee and lessor accounting. Indirect costs such as allocated overhead, certain legal fees and negotiation costs are no longer capitalized under the new standard. The application of ASC 842 did not have a material impact on the statements of operations.
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
For the three months ended June 30, 2019 and 2018, total property and other revenues includes variable lease revenues of $4.1 million and $3.9 million, respectively. For the six months ended June 30, 2019 and 2018, total property and other revenues includes variable lease revenues of $8.1 million and $8.2 million, respectively. Variable lease income includes ancillary services provided to tenant/residents, as well as non-recurring services and fees at the Company’s operating facilities.
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
Variable Interest Entities—In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU amends the VIE guidance to align the evaluation of a decision maker's or service provider's fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party’s interest in a VIE on a proportionate basis throughout the VIE model, for both the assessment of a variable interest and the determination of a primary beneficiary. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. ASU No. 2018-17 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted in an interim period for which financial statements have not been issued. The Company is currently evaluating the impact of this

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

new guidance but does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

3.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019 (Unaudited)	December 31, 2018
Land	$236,036	$236,736
Land improvements	22,620	22,453
Buildings and improvements	1,560,418	1,580,058
Tenant improvements	13,439	11,774
Construction in progress	4,943	5,605
Furniture, fixtures and equipment	95,495	93,371
Subtotal	$1,932,951	$1,949,997
Less: Accumulated depreciation	(199,932)	(171,083)
Operating real estate, net	$1,733,019	$1,778,914
Within the table above, buildings and improvements have been reduced by impairment totaling $41.0 million and $31.0 million as of June 30, 2019 and December 31, 2018, respectively. Impairment loss, as presented on the consolidated statements of operations, totaled $10.1 million and $5.2 million for the six months ended June 30, 2019 and 2018, respectively.
Future Minimum Rental Income
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of June 30, 2019 (dollars in thousands):

July 1 to December 31, 2019(1)	$16,721
Years Ending December 31:(1)
2020	34,282
2021	35,139
2022	14,910
2023	10,919
Thereafter	68,268
Total	$180,239
_______________________________________

(1)	Excludes rental income from residents at ILFs that are subject to short-term leases.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Net lease rental properties owned as of June 30, 2019 are leased under noncancelable operating leases with current expirations ranging from 2021 to 2029, with certain tenant renewal rights. These net lease arrangements require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.
Dispositions
In May 2019, the Company completed the sale of two properties within the Peregrine portfolio for $19.7 million. The sale generated net proceeds of $3.3 million after the repayment of the outstanding mortgage principal balance of $16.4 million and transaction costs.

4.	Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures as of June 30, 2019 and December 31, 2018 and activity for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

						Properties as of June 30, 2019(1)
Portfolio	Partner	Acquisition Date	Ownership	Purchase Price(2)	Equity Investment(3)	Senior Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	Colony Capital/Formation Capital, LLC	May-2014	5.6%	$1,048,000	$23,400	44	—	32	—	76
Griffin-American	Colony Capital	Dec-2014	14.3%	3,238,547	243,544	92	108	41	9	250
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	870,000	55,146	6	—	149	—	155
Trilogy(4)	Griffin-American Healthcare REIT III & IV /Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	1,162,613	189,032	9	—	68	—	77
Subtotal				$6,319,160	$511,122	151	108	290	9	558
Operator Platform(5)		Jul-2017	20.0%	2	2	—	—	—	—	—
Total				$6,319,162	$511,124	151	108	290	9	558
_______________________________________

(1)	Excludes properties classified as held for sale.

(2)
Purchase price represents the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(3)
Represents initial and subsequent contributions to the underlying joint venture through June 30, 2019. During the six months ended June 30, 2019, the Company funded an additional capital contribution of $2.4 million into the Trilogy joint venture and $37.4 million into the Griffin-American joint venture. The additional funding for Trilogy related to certain business initiatives, including the development of additional senior housing and SNFs. The additional funding for Griffin-American was provided in connection with the joint venture refinancing existing mortgage debt.

(4)	In October 2018, the Company sold 20.0% of its ownership interest in the Trilogy joint venture, which reduced its ownership interest in the joint venture from approximately 29% to 23%.

(5)
Represents the Company’s investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018			Carrying Value
Portfolio	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions	June 30, 2019 (Unaudited)(2)	December 31, 2018(2)
Eclipse	$(232)	$(622)	$208	$75	$(442)	$191	$11,147	$11,765
Envoy(3)	—	(12)	38	(366)	(363)	—	474	4,717
Griffin - American	(3,433)	(6,229)	3,435	(1,843)	(5,126)	1,706	141,930	113,982
Espresso(4)	(1,771)	(2,217)	—	(2,651)	(3,794)	—	—	—
Trilogy(5)	1,037	(3,329)	1,451	640	(3,779)	1,451	135,294	133,764
Subtotal	$(4,399)	$(12,409)	$5,132	$(4,145)	$(13,504)	$3,348	$288,845	$264,228
Operator Platform(6)	(6)	—	—	47	—	92	62	91
Total	$(4,405)	$(12,409)	$5,132	$(4,098)	$(13,504)	$3,440	$288,907	$264,319
_______________________________________

(1)
Represents the net amount of the Company’s proportionate share of select revenues and expenses, including: straight-line rental income (expense), (above)/below market lease and in-place lease amortization, (above)/below market debt and deferred financing costs amortization, depreciation and amortization expense, acquisition fees and transaction costs, loan loss reserves, liability extinguishment gains, debt extinguishment losses, impairment, as well as unrealized and realized gain (loss) from sales of real estate and investments.

(2)
Includes $1.3 million, $13.4 million, $7.6 million, and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Griffin-American, Espresso and Trilogy joint ventures, respectively.

(3)	In March 2019, the Envoy joint venture completed the sale of its remaining 11 properties for a sales price of $118.0 million.

(4)
As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company has recorded the excess equity in losses related to its unconsolidated venture as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture.

(5)
In October 2018, the Company sold 20.0% of its ownership interest in the Trilogy joint venture, which generated gross proceeds of $48.0 million and reduced the Company’s ownership interest in the joint venture from approximately 29% to 23%.

(6)	Represents the Company’s investment in Solstice.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
Portfolio	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions
Eclipse	$(332)	$(1,152)	$287	$80	$(842)	$445
Envoy	96	(822)	4,339	(368)	(364)	—
Griffin - American	(4,028)	(9,812)	4,551	(1,887)	(8,812)	2,422
Espresso	(2,367)	(4,050)	—	(11,555)	(13,686)	—
Trilogy	2,032	(6,657)	2,902	898	(7,585)	3,366
Subtotal	$(4,599)	$(22,493)	$12,079	$(12,832)	$(31,289)	$6,233
Operator Platform(2)	(30)	—	—	108	—	92
Total	$(4,629)	$(22,493)	$12,079	$(12,724)	$(31,289)	$6,325
_______________________________________

(1)
Represents the net amount of the Company’s proportionate share of select revenues and expenses, including: straight-line rental income (expense), (above)/below market lease and in-place lease amortization, (above)/below market debt and deferred financing costs amortization, depreciation and amortization expense, acquisition fees and transaction costs, loan loss reserves, liability extinguishment gains, debt extinguishment losses, impairment, as well as unrealized and realized gain (loss) from sales of real estate and investments.

(2)	Represents the Company’s investment in Solstice.

5.	Real Estate Debt Investments
The following table presents the Company’s one debt investment as of June 30, 2019 and December 31, 2018 (dollars in thousands):

		Carrying Value(2)
Asset Type:	Principal Amount	June 30, 2019 (Unaudited)	December 31, 2018	Fixed Rate	Unlevered Current Yield
Mezzanine loan(1)	$75,000	$56,287	$58,600	10.0%	10.3%
_______________________________________

(1)	Loan has a final maturity date of January 30, 2021.

(2)
As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company has recorded the excess equity in losses related to its unconsolidated investment as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of June 30, 2019 and December 31, 2018, the cumulative excess equity in losses included in the mezzanine loan carrying value were $18.5 million and $16.2 million, respectively.

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
As of June 30, 2019, the Company’s debt investment was not performing in accordance with the contractual terms of its governing documents.  The Company’s debt investment is a mezzanine loan to the Espresso joint venture that has several sub-portfolios, one of which has a tenant lease in default.  The underlying tenant default has resulted in a default under the senior loan with respect to the applicable sub-portfolio, which in turn resulted in a default under the mezzanine loan.  The Company is actively monitoring the actions of the senior lender and assessing the Company’s rights and remedies.  The Company continues to assess the collectability of principal and interest. As of June 30, 2019, contractual debt service has been paid in accordance with contractual terms and the Company expects to receive full payment of contractual principal and interest. Accordingly, the debt investment was categorized as a performing loan.
For the six months ended June 30, 2019, the debt investment contributed 100.0% of the Company’s interest income on debt investments as presented on the consolidated statements of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Borrowings
The following table presents the Company’s borrowings as of June 30, 2019 and December 31, 2018 (dollars in thousands):

				June 30, 2019 (Unaudited)		December 31, 2018
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$—	$—	$16,545	$16,277
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	20,712	20,642	20,866	20,774
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	19,320	19,257	19,460	19,377
Milford, OH	Non-recourse	Sep-26	LIBOR + 2.68%	18,760	18,322	18,760	18,288
Rochester Portfolio
Rochester, NY	Non-recourse	Feb-25	4.25%	20,542	20,432	20,849	20,734
Rochester, NY(4)	Non-recourse	Aug-27	LIBOR + 2.34%	101,224	100,213	101,224	100,162
Arbors Portfolio(5)
Various locations	Non-recourse	Feb-25	3.99%	89,891	88,769	90,751	89,508
Watermark Fountains Portfolio(6)
Various locations	Non-recourse	Jun-22	3.92%	395,788	393,630	399,023	396,421
Various locations	Non-recourse	Jun-22	5.56%	74,688	74,125	75,401	74,776
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun-25	4.17%	637,510	618,384	642,954	622,329
Avamere Portfolio(8)
Various locations	Non-recourse	Feb-27	4.66%	71,999	71,419	72,466	71,848
Subtotal mortgage notes payable, net				$1,450,434	$1,425,193	$1,478,299	$1,450,494
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb-22	6.00%	3,693	3,693	3,500	3,500
Rochester Portfolio
Rochester, NY	Non-recourse	Aug-19	6.00%	12,355	12,355	12,355	12,355
Subtotal other notes payable, net				$16,048	$16,048	$15,855	$15,855
Total mortgage and other notes payable, net				$1,466,482	$1,441,241	$1,494,154	$1,466,349
_______________________________________

(1)	Floating rate borrowings are comprised of $160.0 million principal amount at one-month London Interbank Offered Rate (“LIBOR”).

(2)
The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings other than the Winterfell portfolio which is attributable to below market debt intangibles.

(3)	Mortgage note arrangement was secured and collateralized by three healthcare real estate properties and was repaid in May 2019.

(4)	Comprised of seven individual mortgage notes payable secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.

(5)	Comprised of four individual mortgage notes payable secured by four healthcare real estate properties, cross-collateralized and subject to cross-default.

(6)
Includes $395.8 million principal amount of fixed rate borrowings, secured by 14 healthcare real estate properties, cross-collateralized and subject to cross-default as well as a supplemental financing totaling $74.7 million of principal, secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.

(7)	Comprised of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and subject to cross-default.

(8)	Comprised of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and subject to cross-default.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal payments on borrowings based on final maturity as of June 30, 2019 (dollars in thousands):

July 1 to December 31, 2019	$24,024
Years Ending December 31:
2020	24,291
2021	64,007
2022	465,282
2023	18,820
Thereafter	870,058
Total	$1,466,482
Colony Capital Line of Credit
In October 2017, the Company obtained a revolving line of credit from an affiliate of Colony Capital, the Sponsor, for up to $15.0 million at an interest rate of 3.5% plus LIBOR (the “Sponsor Line”). The Sponsor Line had an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. During 2017, the Company had drawn and fully repaid $25.0 million under the Sponsor Line. In March 2018, the Sponsor Line maturity was extended through December 2020 and in May 2019, the maturity date was further extended through December 2021. The Company did not utilize the Sponsor Line during the six months ended June 30, 2019.
Corporate Credit Facility
In December 2017, the Company executed a corporate credit facility with Key Bank (the “Corporate Facility”), for up to $25.0 million. The Corporate Facility had a three year term at interest rates ranging between 2.5% and 3.5% plus LIBOR and was not utilized. In April 2019, the Company terminated the Corporate Facility.

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
In December 2017, the advisory agreement was amended with changes to the asset management and acquisition fee structure as further described below. In June 2019, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2019, with terms identical to those in effect through June 30, 2019.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Advisor for the six months ended June 30, 2019 and the amount due to related party as of June 30, 2019 and December 31, 2018 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2018	Six Months Ended June 30, 2019			Due to Related Party as of June 30, 2019 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,665	$9,989	$(9,989)	(2)	$1,665
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,010	4,908	(6,941)		1,977
Total		$5,675	$14,897	$(16,930)		$3,642
_______________________________________

(1)	The Company did not incur any disposition fees during the six months ended June 30, 2019, nor were any such fees outstanding as of June 30, 2019.

(2)	Includes $5.0 million paid in shares of the Company’s common stock.

(3)	As of June 30, 2019, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.
Issuance of Common Stock to the Advisor
Pursuant to the advisory agreement, for the six months ended June 30, 2019, the Company issued 0.7 million shares totaling $5.0 million, based on the share price on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%. For the six months ended June 30, 2019, the Company recognized property management fee expense of $2.6 million paid to Solstice related to the Winterfell portfolio.
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
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of June 30, 2019, the Company’s independent directors were granted a total of 121,977 shares of restricted common stock for an aggregate $1.1 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vested quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $45,500 and $42,300 for the three months ended June 30, 2019 and 2018, respectively and $90,500 and $84,490 for the six months ended June 30, 2019 and 2018, respectively. Equity-based compensation expense is related to the issuance of restricted stock to the independent directors and is recorded in general and administrative expenses in the consolidated statements of operations. Unrecognized equity-based compensation for unvested shares totaled $0.3 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively. Unvested shares totaled 35,940 and 20,827 as of June 30, 2019 and December 31, 2018, respectively.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the six months ended June 30, 2019, the Company issued 0.7 million shares of common stock totaling $4.9 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2018, the Company issued 4.0 million shares of common stock totaling $33.7 million of gross offering proceeds pursuant to the DRP. From inception through June 30, 2019, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP.
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
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). For the six months ended June 30, 2019, the Company generated net operating losses for tax purposes. If the Company does not have positive REIT taxable income for its taxable year ending December 31, 2019, it will not be required to make distributions to its stockholders in 2019 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2017 and includes a net operating loss carry-forward of $45.7 million.
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

•
The price paid for shares was: (a) for shares repurchased in connection with a death or disability, the lesser of the price paid for the shares or the most recently published estimated value per share and (b) for all other shares, 90.0% of the Company’s most recently published estimated value per share; and

•
In the event all repurchase requests in a given quarter could not be satisfied, the Company first repurchased shares submitted in connection with a stockholder’s qualifying death or disability and thereafter repurchased shares pro rata, and the Company sought to honor any unredeemed shares in a future quarter (unless the stockholder withdrew its request).

In October 2018, the Company’s board of directors approved an amended and restated Share Repurchase Program, under which the Company will only repurchase shares in connection with the death or qualifying disability of a stockholder at a price equal to the lesser of the price paid for the shares, as adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transactions, or the most recently published estimated value per share. The amended and restated Share Repurchase Program became effective October 29, 2018.
For the six months ended June 30, 2019, the Company repurchased 0.7 million shares of common stock for $5.2 million at an average price of $7.10 per share. For the year ended December 31, 2018, the Company repurchased 3.3 million shares of common stock for $25.9 million at an average price of $7.91 per share pursuant to the Share Repurchase Program.

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
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the six months ended June 30, 2019 and 2018 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.3 million and $0.4 million for the three and six months ended June 30, 2019, respectively. Net loss attributable to the other non-controlling interests was $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019 (Unaudited)			December 31, 2018
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$75,000	$56,287	$75,000	$75,000	$58,600	$75,000
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,466,482	$1,441,241	$1,399,505	$1,494,154	$1,466,349	$1,464,533
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the operators and tenants of the Company’s properties, excluding properties owned through unconsolidated joint ventures as of June 30, 2019 (dollars in thousands):

				Six Months Ended June 30, 2019
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$76,521	51.9%
Solstice Senior Living	(2)	32	4,000	53,224	36.1%
Avamere Health Services		5	453	8,252	5.6%
Arcadia Management		4	572	5,308	3.6%
Integral Senior Living	(2)	3	162	2,991	2.0%
Peregrine Senior Living	(3)	—	—	598	0.4%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	599	0.4%
Total		75	10,515	$147,493	100.0%
______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice is a joint venture of which affiliates of ISL own 80%.

(3)	In May 2019, the Company sold the two properties leased to Peregrine Senior Living.

(4)	Tenant has failed to remit rental payments during the six months ended June 30, 2019. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.
The following tables present segment reporting for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Direct Investments
Three Months Ended June 30, 2019	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Rental and resident fee income	$8,446	$65,523	$—	$—	$—	$73,969
Net interest income on debt and securities	—	—	—	1,923	—	1,923
Other revenue	—	760	—	10	233	1,003
Property operating expenses	(1)	(44,635)	—	—	—	(44,636)
Interest expense	(3,124)	(14,148)	—	—	(22)	(17,294)
Transaction costs	—	(38)	—	—	—	(38)
Asset management and other fees - related party	—	—	—	—	(4,995)	(4,995)
General and administrative expenses	(97)	(25)	—	(9)	(2,218)	(2,349)
Depreciation and amortization	(3,499)	(12,463)	—	—	—	(15,962)
Impairment loss	(146)	(10,000)	—	—	—	(10,146)
Realized gain (loss) on investments and other	5,871	(10)	—	—	(376)	5,485
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	7,450	(15,036)	—	1,924	(7,378)	(13,040)
Equity in earnings (losses) of unconsolidated ventures	—	—	(4,405)	—	—	(4,405)
Income tax benefit (expense)	—	(15)	—	—	—	(15)
Net income (loss)	$7,450	$(15,051)	$(4,405)	$1,924	$(7,378)	$(17,460)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Three Months Ended June 30, 2018(1)	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(2)	Total
Rental and resident fee income	$7,950	$63,897	$—	$—	$—	$71,847
Net interest income on debt and securities	—	—	—	1,921	—	1,921
Other revenue	—	728	—	—	202	930
Property operating expenses	(825)	(46,906)	—	—	—	(47,731)
Interest expense	(3,306)	(14,304)	—	—	(83)	(17,693)
Transaction costs	—	—	—	—	(41)	(41)
Asset management and other fees - related party	—	—	—	—	(5,951)	(5,951)
General and administrative expenses	(56)	(128)	—	(10)	(3,230)	(3,424)
Depreciation and amortization	(3,368)	(24,126)	—	—	—	(27,494)
Impairment loss	(2,456)	—	—	—	—	(2,456)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(2,061)	(20,839)	—	1,911	(9,103)	(30,092)
Equity in earnings (losses) of unconsolidated ventures	—	—	(4,098)	—	—	(4,098)
Income tax benefit (expense)	—	(15)	—	—	—	(15)
Net income (loss)	$(2,061)	$(20,854)	$(4,098)	$1,911	$(9,103)	$(34,205)
_______________________________________

(1)
For the three months ended June 30, 2018, the Company did not have activity in the healthcare-related securities segment as a result of having sold the Class B certificates of its consolidated Investing VIE in March 2018 and no longer having to consolidate the related interest income and interest expense on the consolidated statements of operations.

(2)	Includes unallocated asset management fee-related party and general and administrative expenses.

The following tables present segment reporting for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Direct Investments
Six Months Ended June 30, 2019	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Rental and resident fee income	$16,998	$129,135	$—	$—	$—	$146,133
Net interest income on debt and securities	—	—	—	3,825	—	3,825
Other revenue	1	760	—	19	580	1,360
Property operating expenses	(1)	(89,853)	—	—	—	(89,854)
Interest expense	(6,399)	(28,189)	—	—	(102)	(34,690)
Transaction costs	—	(76)	—	—	—	(76)
Asset management and other fees - related party	—	—	—	—	(9,989)	(9,989)
General and administrative expenses	(112)	(37)	—	(19)	(5,235)	(5,403)
Depreciation and amortization	(7,063)	(31,298)	—	—	—	(38,361)
Impairment loss	(146)	(10,000)	—	—	—	(10,146)
Realized gain (loss) on investments and other	5,871	227	—	—	(376)	5,722
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	9,149	(29,331)	—	3,825	(15,122)	(31,479)
Equity in earnings (losses) of unconsolidated ventures	—	—	(4,629)	—	—	(4,629)
Income tax benefit (expense)	—	(21)	—	—	—	(21)
Net income (loss)	$9,149	$(29,352)	$(4,629)	$3,825	$(15,122)	$(36,129)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Six Months Ended June 30, 2018	Net Lease	Operating	Unconsolidated Investments	Debt and Securities		Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$16,696	$128,708	$—	$—		$—		$145,404	$—	$145,404
Net interest income on debt and securities	—	—	—	4,648	(3)	(314)	(3)	4,334	811	5,145
Other revenue	—	1,383	—	—		295		1,678	—	1,678
Property operating expenses	(834)	(93,323)	—	—		—		(94,157)	—	(94,157)
Interest expense	(6,707)	(27,913)	—	—		(111)		(34,731)	—	(34,731)
Other expenses related to securitization trust	—	—	—	—		—		—	(811)	(811)
Transaction costs	—	(763)	—	—		(41)		(804)	—	(804)
Asset management and other fees - related party	—	—	—	—		(11,894)		(11,894)	—	(11,894)
General and administrative expenses	(61)	(441)	—	(25)		(6,584)		(7,111)	—	(7,111)
Depreciation and amortization	(6,720)	(49,594)	—	—		—		(56,314)	—	(56,314)
Impairment loss	(2,456)	(2,783)	—	—		—		(5,239)	—	(5,239)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	—	(314)		314		—	—	—
Realized gain (loss) on investments and other	—	—	—	3,495		—		3,495	—	3,495
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(82)	(44,726)	—	7,804		(18,335)		(55,339)	—	(55,339)
Equity in earnings (losses) of unconsolidated ventures	—	—	(12,724)	—		—		(12,724)	—	(12,724)
Income tax benefit (expense)	—	(30)	—	—		—		(30)	—	(30)
Net income (loss)	$(82)	$(44,756)	$(12,724)	$7,804		$(18,335)		$(68,093)	$—	$(68,093)
______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

The following table presents total assets by segment as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
June 30, 2019	$376,284	$1,444,518	$288,905	$57,306	$19,193	$2,186,206
December 31, 2018	394,697	1,481,522	264,317	59,620	64,260	2,264,416
_______________________________________

(1)	Represents primarily corporate cash and cash equivalent balances.

13.	Commitments and Contingencies
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
Share Repurchases
For the period from July 1, 2019 through August 8, 2019, the Company repurchased 0.3 million shares for a total of $2.2 million or a price of $7.10 per share under the Share Repurchase Program. Prior to the most recent amendments to the Share Repurchase program, the Company had a total of 12.0 million shares, or $85.0 million, based on its most recently published estimated value per share of $7.10, in unfulfilled repurchase requests. Refer to Note 9, “Stockholders’ Equity” for additional information regarding the Share Repurchase Program.
Borrowings
In July 2019, the Company refinanced an existing $12.4 million note payable, collateralized by a property within the Rochester portfolio, with a $12.8 million mortgage note payable. The new mortgage note carries an interest rate of 2.90% plus LIBOR, with an initial maturity date of August 2021.

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
We completed our initial public offering, or our Initial Offering, on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in our initial primary offering, or our Initial Primary Offering, and 2.0 million shares issued pursuant to our distribution reinvestment plan, or our DRP. In addition, we completed our follow-on offering, or our Follow-On Offering, on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in our follow-on primary offering, or our Follow-on Primary Offering, and 4.2 million shares issued pursuant to our DRP. We refer to our Initial Primary Offering and our Follow-on Primary Offering collectively as our Primary Offering and our Initial Offering and Follow-On Offering collectively as our Offering. In December 2015, we registered an additional 30.0 million shares to be offered pursuant to our DRP and continue to offer such shares, however, as of February 1, 2019, we suspended payment of monthly distributions to stockholders. From inception through August 8, 2019, we raised total gross proceeds of $2.0 billion, including $232.6 million in DRP proceeds.
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
Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies, which we refer to collectively as the Managed Companies. As of June 30, 2019, our Sponsor had $43.0 billion of assets under management, including Colony Capital’s balance sheet investments and third-party managed investments. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of Colony Capital and manages our day-to-day operations pursuant to an advisory agreement.
2019 Significant Developments
Performance Summary
On a same store basis (which excludes properties placed in service and sold during 2018), direct operating investments’ rental and resident fee income, net of property operating expenses, increased to $21.0 million for the three months ended June 30, 2019 as compared to $17.6 million for the three months ended March 31, 2019. The increase was primarily attributable to non-recurring revenues and service provider incentives recognized during the three months ended June 30, 2019. During the three months ended June 30, 2019, average occupancy of our direct operating investments experienced a slight increase to approximately 81.5% as compared to 81.2% for the three months ended March 31, 2019. Overall, for the six months ended June 30, 2019, on a same store basis, performance of our direct operating investments has improved, generating rental and resident fee income, net of property operating expenses, of $39.5 million as compared to $35.0 million during the six months ended June 30, 2018.
Similarly, the operating real estate in our unconsolidated investment portfolios has started to stabilize after performance declines experienced in 2018. In particular, the investments in the Espresso joint venture have completed operator transitions and the Griffin-American joint venture completed a significant refinancing of mortgage debt. However, overall decreases in cash flows from our unconsolidated ventures continue to impact our liquidity position.
For additional information on financial results, refer to “—Results of Operations.”

Investments and Dispositions

•
In March 2019, we executed a purchase and sale agreement totaling $19.7 million for two properties within the Peregrine portfolio. The sale was completed in May 2019, generating net proceeds of $3.3 million, after the repayment of the outstanding mortgage principal balance of $16.4 million and transaction costs.

•
In March 2019, the Envoy joint venture, of which we own 11.4%, completed the sale of the remaining 11 properties in the portfolio, for a sales price of $118.0 million. Our proportionate share of the net proceeds generated from the sale totaled $4.3 million.

•	In March 2019, we contributed $2.4 million to the Trilogy joint venture for development initiatives, including senior housing campus development.

•	In June 2019, we contributed $37.4 million to the Griffin-American joint venture to refinance outstanding mortgage debt.
Liquidity, Capital and Dividends

•	Effective February 1, 2019, our board of directors determined to suspend distributions in order to preserve capital and liquidity.

•	In April 2019, we terminated our revolving credit facility, or our Corporate Facility, which we had not previously drawn upon.

•	In May 2019, we extended the maturity date of our revolving line of credit from an affiliate of Colony Capital, or the Sponsor Line, through December 2021.

•
In July 2019, we refinanced an existing $12.4 million note payable, collateralized by a property within the Rochester portfolio, with a $12.8 million mortgage note payable. The new mortgage note carries an interest rate of 2.90% plus LIBOR, with an initial maturity date of August 2021.

Portfolio

•	During the three months ended June 30, 2019, our Winterfell portfolio’s average occupancy improved to approximately 80% as compared with 79% for the three months ended March 31, 2019.

•
The operating portfolios managed by Watermark Retirement Communities experienced a slight decline in overall average occupancy to approximately 83% during the three months ended June 30, 2019 as compared to approximately 84% during the three months ended March 31, 2019.

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

•
Debt and Securities Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate and commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties. As of June 30, 2019, we had one mezzanine loan.

For financial information regarding our reportable segments, refer to Note 12, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

The following table presents a summary of investments as of June 30, 2019 (dollars in thousands):

		Properties(1)(2)
Investment Type / Portfolio	Amount(3)	Senior Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Net Lease
Watermark Fountains(4)	$288,836	6	—	—	—	6	Various	100.0%
Arbors	126,825	4	—	—	—	4	Northeast	100.0%
Peregrine	10,000	1	—	—	—	1	Northeast/Southeast	100.0%
Subtotal	$425,661	11	—	—	—	11

Direct Investments - Operating
Winterfell	$904,985	32	—	—	—	32	Various	100.0%
Watermark Fountains(4)	356,914	9	—	—	—	9	Various	97.0%
Rochester	219,518	10	—	—	—	10	Northeast	97.0%
Watermark Aqua	116,216	5	—	—	—	5	West/Southwest/Midwest	97.0%
Avamere	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	19,427	1	—	—	—	1	West	100.0%
Kansas City	15,000	2	—	—	—	2	Midwest	100.0%
Subtotal	$1,731,498	64	—	—	—	64

Unconsolidated Investments
Griffin-American	$456,639	92	108	41	9	250	Various	14.3%
Trilogy(5)	350,081	9	—	68	—	77	Various	23.2%
Espresso	318,565	6	—	149	—	155	Various	36.7%
Eclipse	56,540	44	—	32	—	76	Various	5.6%
Solstice(6)	—	—	—	—	—	—	Various	20.0%
Subtotal	$1,181,825	151	108	290	9	558

Debt and Securities Investments
Mezzanine Loan(7)	$75,000	—	—	—	—	—

Total Investments	$3,413,984	226	108	290	9	633
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Excludes properties held for sale.

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
Our investments include the following types of healthcare facilities as of June 30, 2019:

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
The weighted average resident occupancy of our operating properties was 81.4% during the six months ended June 30, 2019.
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
Our net lease properties are leased to three operators, with a remaining weighted average lease term of 7.6 years as of June 30, 2019.
Operators and Tenants
The following table presents the operators and tenants of our direct investments as of June 30, 2019 (dollars in thousands):

				Six Months Ended June 30, 2019
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$76,521	51.9%
Solstice Senior Living	(2)	32	4,000	53,224	36.1%
Avamere Health Services		5	453	8,252	5.6%
Arcadia Management		4	572	5,308	3.6%
Integral Senior Living	(2)	3	162	2,991	2.0%
Peregrine Senior Living	(3)	—	—	598	0.4%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	599	0.4%
Total		75	10,515	$147,493	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice is a joint venture of which affiliates of ISL own 80%.

(3)	In May 2019, we sold the two properties leased to Peregrine Senior Living.

(4)	Tenant has failed to remit rental payments during the six months ended June 30, 2019. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.

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
Unconsolidated Investments
As of June 30, 2019, our unconsolidated investments included the following:

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

In March 2019, the Envoy joint venture, of which we own an 11.4% interest, completed the sale of its remaining 11 properties, for a sales price of $118.0 million.
Real Estate Debt and Securities Investments Overview
As of June 30, 2019, our investments in real estate debt secured by healthcare facilities consisted of one mezzanine loan, which matures on January 30, 2021. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above.
The following table presents a summary of our debt investment as of June 30, 2019 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value(2)	Fixed Rate	Unleveraged Current Yield
Espresso Mezzanine loan(1)	1	$75,000	$56,287	10.0%	10.3%
_______________________________________

(1)	Property types underlying the mezzanine loan predominately include SNFs, which are located primarily in the Midwest, Northeast and Southeast regions of the United States.

(2)
As a result of impairments and other non-cash reserves recorded by the joint venture, the carrying value of our Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. We have recorded the excess equity in losses related to our unconsolidated investment as a reduction to the carrying value of our mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of June 30, 2019 and December 31, 2018, the cumulative excess equity in losses included in our mezzanine loan carrying value were $18.5 million and $16.2 million, respectively.

As of June 30, 2019, our debt investment was not performing in accordance with the contractual terms of its governing documents.  The Espresso mezzanine loan is secured by a joint venture that has several sub-portfolios, one of which has a tenant lease in default.  The underlying tenant default has resulted in default under the senior loan with respect to the applicable sub-portfolio, which in turn resulted in a default under our mezzanine loan as of June 30, 2019.  We are actively monitoring the actions of the senior lender and assessing our rights and remedies.  We continue to assess the collectability of principal and interest. As of August 8, 2019, contractual debt service on the Espresso mezzanine loan has been paid in accordance with contractual terms.

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
Sources of Operating Revenues and Cash Flows
We generate revenues from resident fees, rental income and net interest income. Resident fee income from our senior housing operating facilities is recorded when services are rendered and includes resident room and care charges and other resident charges. Rental income is generated from our real estate for the leasing of space to various types of healthcare operators/tenants/residents. Net interest income is generated from our debt and securities investments. Additionally, we report our proportionate interest of revenues and expenses from unconsolidated joint ventures, which own healthcare real estate, through equity in earnings (losses) of unconsolidated ventures on our consolidated statements of operations.
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
Notwithstanding the growth in the industry and demographics, economic and healthcare market uncertainty has had a negative impact, weakening the market’s fundamentals and ultimately reducing tenants/operators’ ability to make rent payments in accordance with the contractual terms of the lease, as well as reduced income for our operating investments. In addition, increased development and competitive pressures has had an impact on some of our assets. During the second quarter of 2019, the industry seniors housing occupancy declined to 87.8%, which is the lowest level since the second quarter of 2011 (source: The National Investment Centers for Senior Housing & Care, or NIC). Occupancy has now declined or remained flat in 13 of the last 14 quarters (source: NIC). Seniors housing under construction as a share of inventory declined to 6.9% in the second quarter of 2019, compared to a peak of 7.7% in the fourth quarter of 2017 (source: NIC). Further, a tight labor market and competition to attract quality staff continues to drive increased wages and personnel costs, resulting in lower margins. To the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected and decreased cash flow, in turn, is expected to impact the value of underlying properties and the borrowers’ ability to service their outstanding loans and repay the loans at maturity.
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
We recorded impairment losses totaling $10.1 million on our operating real estate and held for sale investments during the six months ended June 30, 2019. The impairment recognized in 2019 to date includes $10.0 million for an operating property within the Rochester portfolio with continuing poor performance and sustained declines in occupancy, as well as $0.1 million to reflect an updated estimated fair value for a net lease property previously designated held for sale.
During the year ended December 31, 2018, we recorded impairment losses totaling $31.0 million for operating real estate and held for sale assets that are included on our consolidated balance sheets as of June 30, 2019. Impairment was recorded as a result of occupancy and performance declines for specific properties, as well as a result of designating a property and its operations as held for sale. Further, the unconsolidated ventures in which we invest recorded impairments and reserves during the year ended December 31, 2018, of which we recorded our proportionate share through equity in earnings on our consolidated statements of operations. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for additional information regarding impairment recorded in prior years.

Results of Operations
Comparison of the Three Months Ended June 30, 2019 to June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Property and other revenues
Resident fee income	$33,497	$32,956	$541	1.6%
Rental income	40,472	38,891	1,581	4.1%
Other revenue	1,003	930	73	7.8%
Total property and other revenues	74,972	72,777	2,195	3.0%
Net interest income
Interest income on debt investments	1,923	1,921	2	0.1%
Interest income on mortgage loans held in a securitized trust	—	—	—	NA
Interest expense on mortgage obligations issued by a securitization trust	—	—	—	NA
Net interest income	1,923	1,921	2	0.1%

Expenses
Real estate properties - operating expenses	44,636	47,731	(3,095)	(6.5)%
Interest expense	17,294	17,693	(399)	(2.3)%
Other expenses related to securitization trust	—	—	—	NA
Transaction costs	38	41	(3)	(7.3)%
Asset management and other fees-related party	4,995	5,951	(956)	(16.1)%
General and administrative expenses	2,349	3,424	(1,075)	(31.4)%
Depreciation and amortization	15,962	27,494	(11,532)	(41.9)%
Impairment loss	10,146	2,456	7,690	313.1%
Total expenses	95,420	104,790	(9,370)	(8.9)%
Other income (loss)
Realized gain (loss) on investments and other	5,485	—	5,485	NA
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(13,040)	(30,092)	17,052	(56.7)%
Equity in earnings (losses) of unconsolidated ventures	(4,405)	(4,098)	(307)	7.5%
Income tax benefit (expense)	(15)	(15)	—	—%
Net income (loss)	$(17,460)	$(34,205)	$16,745	(49.0)%
Revenues
Resident Fee Income
The following table presents resident fee income generated during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store AL/MC/CCRC properties (placed in service - 2017 and prior)	$33,185	$30,861	$2,324	7.5%
Properties placed in service - 2018	312	—	312	NA
Properties sold	—	2,095	(2,095)	(100.0)%
Total resident fee income	$33,497	$32,956	$541	1.6%
Resident fee income increased $0.5 million primarily as a result of non-recurring income recognized in the Fountains portfolio, as well as billing rate increases for the Watermark Aqua and Fountains portfolios, partially offset by a decrease in revenues from the sale of an operating facility in the Fountains portfolio in the fourth quarter of 2018.

Rental Income
The following table presents rental income generated during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store IL properties (placed in service - 2017 and prior)	$32,025	$30,941	$1,084	3.5%
Same store net lease properties (placed in service - 2017 and prior)	8,202	7,542	660	8.8%
Properties sold	245	408	(163)	(40.0)%
Total rental income	$40,472	$38,891	$1,581	4.1%
Rental income increased $1.6 million primarily due to non-recurring services and fees at our IL properties, which were recorded as rental income during the three months ended June 30, 2019 as a result of the adoption of the new lease accounting standard and were previously recorded as other revenue. One-time lease incentive write-offs recorded during three months ended June 30, 2018 as a result of a net lease tenant not remitting rental payments also contributed to the variance.
Other Revenue
As a result of the adoption of the new lease accounting standard, non-recurring services and fees at our operating facilities were reclassified into rental and resident fee income beginning in the first quarter of 2019. For the three months ended June 30, 2019, other revenue primarily represents non-recurring service provider incentives recognized by the Winterfell portfolio, as well as interest earned on uninvested cash.
Net Interest Income
Net interest income for the three months ended June 30, 2019 and 2018 was generated from our mezzanine loan, which carries a 10.0% fixed interest rate. Accordingly, net interest income for the three months ended June 30, 2019 is comparable to the three months ended June 30, 2018.
Expenses
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$22,805	$22,373	$432	1.9%
IL properties	21,413	22,563	(1,150)	(5.1)%
Net lease properties	—	823	(823)	(100.0)%
Properties placed in service - 2018	418	44	374	850.0%
Properties sold	—	1,928	(1,928)	(100.0)%
Total property operating expenses	$44,636	$47,731	$(3,095)	(6.5)%
Property operating expenses decreased $3.1 million, primarily due to the sale of an operating facility in the Fountains portfolio in the fourth quarter of 2018, as well as expense savings realized in the Winterfell portfolio. One-time bad debt expense for straight-line rent recorded during the three months ended June 30, 2018 as a result of a net lease portfolio tenant not remitting rental payments also contributed to the variance.

Interest Expense
The following table presents interest expense incurred during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$5,202	$5,289	$(87)	(1.6)%
IL properties	8,946	8,917	29	0.3%
Net lease properties	3,053	3,135	(82)	(2.6)%
Properties sold	71	269	(198)	(73.6)%
Corporate	22	83	(61)	(73.5)%
Total interest expense	$17,294	$17,693	$(399)	(2.3)%
Interest expense decreased $0.4 million, primarily as a result of early repayment of the Peregrine portfolio’s mortgage note, as well as lower borrowings balances during the three months ended June 30, 2019 due to continued principal amortization, offset by increases in LIBOR.
Other Expenses Related to Securitization Trust
Other expenses related to securitization trust were not incurred during the three months ended June 30, 2019 and 2018 as our investment in the Freddie Mac securitization was sold in the first quarter of 2018. Securitization trust expenses were primarily comprised of fees paid to Freddie Mac, the original issuer, as guarantor of the interest and principal payments related to the investment grade securitization bonds.
Transaction Costs
Transaction costs for the three months ended June 30, 2019 are primarily residual costs incurred for the Rochester operator license transfer. Transaction costs for the three months ended June 30, 2018 represents costs related to the sale of our investment in the Freddie Mac securitization.
Asset Management and Other Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management and other fees - related party decreased $1.0 million as a result of a lower estimated net asset value established in December 2018.
General and Administrative Expenses
General and administrative expenses decreased $1.1 million, primarily as a result of lower corporate overhead costs and lower direct corporate expenses, including legal, accounting and other professional fees incurred during the three months ended June 30, 2019.
Depreciation and Amortization
The following table presents depreciation and amortization expense incurred during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$4,903	$5,027	$(124)	(2.5)%
IL properties	7,514	19,099	(11,585)	(60.7)%
Net lease properties	3,499	3,265	234	7.2%
Properties placed in service - 2018	46	—	46	NA
Properties sold	—	103	(103)	(100.0)%
Total depreciation and amortization expense	$15,962	$27,494	$(11,532)	(41.9)%
Depreciation and amortization expense decreased $11.5 million, primarily as a result of intangible assets becoming fully amortized in the Winterfell and Rochester portfolios.

Impairment Loss
During the three months ended June 30, 2019, an impairment loss of $10.1 million was recorded, consisting of $10.0 million recognized for an operating property within the Rochester portfolio with continuing poor performance and sustained declines in occupancy, as well as $0.1 million to reflect an updated estimated fair value for a net lease property within the Peregrine portfolio previously designated held for sale.
During the three months ended June 30, 2018, an impairment loss of $2.5 million was recorded related to a property located in Clinton, Connecticut within the Peregrine net lease portfolio, due to deteriorating operating results of the tenant resulting in failure to remit rental payments.
Other Income (Loss)
Realized Gain (Loss) on Investments and Other
During the three months ended June 30, 2019, realized gains of $5.5 million related to the sale of the properties within the Peregrine portfolio. There were no realized gains recorded during the three months ended June 30, 2018.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018			2019	2018
Portfolio	Equity in Earnings (Losses)		Select Revenues and (Expenses), net(1)		Equity in Earnings, Net of Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$(232)	$75	$(622)	$(442)	$390	$517	$(127)	(24.6)%	$208	$191
Envoy	—	(366)	(12)	(363)	12	(3)	15	(230.5)%	38	—
Griffin-American	(3,433)	(1,843)	(6,229)	(5,126)	2,796	3,283	(487)	(14.8)%	3,435	1,706
Espresso	(1,771)	(2,651)	(2,217)	(3,794)	446	1,143	(697)	(61.0)%	—	—
Trilogy	1,037	640	(3,329)	(3,779)	4,366	4,419	(53)	(1.2)%	1,451	1,451
Subtotal	$(4,399)	$(4,145)	$(12,409)	$(13,504)	$8,010	$9,359	$(1,349)	(14.4)%	$5,132	$3,348
Operator Platform(2)	(6)	47	—	—	(6)	47	(53)	(112.8)%	—	92
Total	$(4,405)	$(4,098)	$(12,409)	$(13,504)	$8,004	$9,406	$(1,402)	(14.9)%	$5,132	$3,440
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)	Represents our investment in Solstice.
Equity in losses of unconsolidated ventures increased by $0.3 million, primarily due to expenses recognized related to the Griffin-American joint venture debt refinancing during the three months ended June 30, 2019. The increase was partially offset by lower transition related costs incurred by the Espresso joint venture during the three months ended June 30, 2019.
Equity in earnings, net of select revenues and expenses, decreased $1.4 million, primarily due non-recurring operating costs incurred by the Espresso joint venture during three months ended June 30, 2019, as well as our reduced percentage ownership in the Trilogy joint venture as a result of the partial sale in October 2018.
Income Tax Benefit (Expense)
Income tax expense for the three months ended June 30, 2019 and 2018 was $15,000, respectively, related to our operating properties, which operate through a taxable REIT subsidiary structure.

Comparison of the Six Months Ended June 30, 2019 to June 30, 2018 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Property and other revenues
Resident fee income	$65,375	$65,764	$(389)	(0.6)%
Rental income	80,758	79,640	1,118	1.4%
Other revenue	1,360	1,678	(318)	(19.0)%
Total property and other revenues	147,493	147,082	411	0.3%
Net interest income
Interest income on debt investments	3,825	3,820	5	0.1%
Interest income on mortgage loans held in a securitized trust	—	5,149	(5,149)	(100.0)%
Interest expense on mortgage obligations issued by a securitization trust	—	(3,824)	3,824	(100.0)%
Net interest income	3,825	5,145	(1,320)	(25.7)%

Expenses
Real estate properties - operating expenses	89,854	94,157	(4,303)	(4.6)%
Interest expense	34,690	34,731	(41)	(0.1)%
Other expenses related to securitization trust	—	811	(811)	(100.0)%
Transaction costs	76	804	(728)	(90.5)%
Asset management and other fees-related party	9,989	11,894	(1,905)	(16.0)%
General and administrative expenses	5,403	7,111	(1,708)	(24.0)%
Depreciation and amortization	38,361	56,314	(17,953)	(31.9)%
Impairment loss	10,146	5,239	4,907	93.7%
Total expenses	188,519	211,061	(22,542)	(10.7)%
Other income (loss)
Realized gain (loss) on investments and other	5,722	3,495	2,227	63.7%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(31,479)	(55,339)	23,860	(43.1)%
Equity in earnings (losses) of unconsolidated ventures	(4,629)	(12,724)	8,095	(63.6)%
Income tax benefit (expense)	(21)	(30)	9	(30.0)%
Net income (loss)	$(36,129)	$(68,093)	$31,964	(46.9)%
Revenues
Resident Fee Income
The following table presents resident fee income generated during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store AL/MC/CCRC properties (placed in service - 2017 and prior)	$64,828	$61,620	$3,208	5.2%
Properties placed in service - 2018	547	—	547	NA
Properties sold	—	4,144	(4,144)	(100.0)%
Total resident fee income	$65,375	$65,764	$(389)	(0.6)%
Resident fee income decreased $0.4 million primarily due to the sale of an operating facility in the Fountains portfolio in the fourth quarter of 2018. On a same store basis, resident fee income increased $3.2 million primarily as a result of non-recurring income recognized in the Fountains portfolio, billing rate increases for the Watermark Aqua and Fountains portfolios and a one-time adjustment recorded for properties within the Rochester portfolio during the six months ended June 30, 2018.

Rental Income
The following table presents rental income generated during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store IL properties (placed in service - 2017 and prior)	$63,759	$62,944	$815	1.3%
Same store net lease properties (placed in service - 2017 and prior)	16,401	15,935	466	2.9%
Properties sold	598	761	(163)	(21.4)%
Total rental income	$80,758	$79,640	$1,118	1.4%
Rental income increased $1.1 million primarily due to non-recurring services and fees at our IL properties, which were recorded as rental income during the six months ended June 30, 2019 as a result of the adoption of the new lease accounting standard and were previously recorded as other revenue. One-time lease incentive write-offs recorded during six months ended June 30, 2018, as a result of a net lease tenant not remitting rental payments also contributed to the variance.
Other Revenue
As a result of the adoption of the new lease accounting standard, non-recurring services and fees at our operating facilities were reclassified into rental and resident fee income, which resulted in a decrease to other revenue for the six months ended June 30, 2019 as compared to six months ended June 30, 2018. The decrease was offset by non-recurring service provider incentives recognized by the Winterfell portfolio, as well as interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $1.3 million primarily as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018.
Expenses
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$45,618	$44,951	$667	1.5%
IL properties	43,472	44,641	(1,169)	(2.6)%
Net lease properties	—	830	(830)	(100.0)%
Properties placed in service - 2018	764	48	716	1,491.7%
Properties sold	—	3,687	(3,687)	(100.0)%
Total property operating expenses	$89,854	$94,157	$(4,303)	(4.6)%
Property operating expenses decreased $4.3 million, primarily due to the sale of an operating facility in the Fountains portfolio in the fourth quarter of 2018, as well as expense savings realized in the Winterfell portfolio. One-time bad debt expense for straight-line rent recorded during the six months ended June 30, 2018, as a result of a net lease portfolio tenant not remitting rental payments also contributed to the variance.

Interest Expense
The following table presents interest expense incurred during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$10,358	$10,030	$328	3.3%
IL properties	17,830	17,688	142	0.8%
Net lease properties	6,153	6,383	(230)	(3.6)%
Properties sold	247	519	(272)	(52.4)%
Corporate	102	111	(9)	(8.1)%
Total interest expense	$34,690	$34,731	$(41)	(0.1)%
Interest expense decreased by an immaterial amount, as a result of lower mortgage notes balances during the six months ended June 30, 2019 due to continued principal amortization and loan payoffs, offset by increases in LIBOR.
Other Expenses Related to Securitization Trust
Other expenses related to securitization trust were not incurred during the six months ended June 30, 2019 as our investment in the Freddie Mac securitization was sold in the first quarter of 2018. Securitization trust expenses were primarily comprised of fees paid to Freddie Mac, the original issuer, as guarantor of the interest and principal payments related to the investment grade securitization bonds.
Transaction Costs
Transaction costs for the six months ended June 30, 2019 are primarily residual costs incurred for the Rochester operator license transfer. Transaction costs for the six months ended June 30, 2018 are primarily as a result of residual costs incurred for the Winterfell and Bonaventure operator transition and the sale of our investment in the Freddie Mac securitization.
Asset Management and Other Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management and other fees - related party decreased $1.9 million as a result of a lower estimated net asset value established in December 2018.
General and Administrative Expenses
General and administrative expenses decreased $1.7 million, primarily as a result of lower corporate overhead costs and direct corporate expenses, including legal, accounting and other professional fees incurred during the six months ended June 30, 2019.
Depreciation and Amortization
The following table presents depreciation and amortization expense incurred during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$9,752	$11,130	$(1,378)	(12.4)%
IL properties	21,456	38,359	(16,903)	(44.1)%
Net lease properties	6,960	6,514	446	6.8%
Properties placed in service - 2018	90	—	90	NA
Properties sold	103	311	(208)	(66.9)%
Total depreciation and amortization expense	$38,361	$56,314	$(17,953)	(31.9)%
Depreciation and amortization expense decreased $18.0 million, primarily as a result of intangible assets becoming fully amortized in the Winterfell and Rochester portfolios.

Impairment Loss
During the six months ended June 30, 2019, impairment loss of $10.1 million was recorded, consisting of $10.0 million recognized for an operating property within the Rochester portfolio with continuing poor performance and sustained declines in occupancy, as well as $0.1 million to reflect an updated estimated fair value for a net lease property within the Peregrine portfolio previously designated held for sale.
During the six months ended June 30, 2018, impairment loss of $5.2 million was recorded, consisting of $2.8 million recognized as a result of estimating the fair value of an operating facility in the Fountains portfolio upon its reclassification to held for sale and $2.4 million related to a property within the Peregrine net lease portfolio, due to deteriorating operating results of the tenant resulting in failure to remit rental payments.
Other Income (Loss)
Realized Gain (Loss) on Investments and Other
During the six months ended June 30, 2019, realized gains of $5.7 million related to the sale of the properties within the Peregrine portfolio and a Remainder Interest in the Fountains portfolio. During the six months ended June 30, 2018, realized gains totaled $3.5 million, primarily recognized from the sale of our investment in the Freddie Mac securitization.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018			2019	2018
Portfolio	Equity in Earnings (Losses)		Select Revenues and (Expenses), net(1)		Equity in Earnings, Net of Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$(332)	$80	$(1,152)	$(842)	$820	$922	$(102)	(11.1)%	$287	$445
Envoy	96	(368)	(822)	(364)	918	(4)	922	(230.5)%	4,339	—
Griffin-American	(4,028)	(1,887)	(9,812)	(8,812)	5,784	6,925	(1,141)	(16.5)%	4,551	2,422
Espresso	(2,367)	(11,555)	(4,050)	(13,686)	1,683	2,131	(448)	(21.0)%	—	—
Trilogy	2,032	898	(6,657)	(7,585)	8,689	8,483	206	2.4%	2,902	3,366
Subtotal	$(4,599)	$(12,832)	$(22,493)	$(31,289)	$17,894	$18,457	$(563)	(3.1)%	$12,079	$6,233
Operator Platform(2)	(30)	108	—	—	(30)	108	(138)	(127.8)%	—	92
Total	$(4,629)	$(12,724)	$(22,493)	$(31,289)	$17,864	$18,565	$(701)	(3.8)%	$12,079	$6,325
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)	Represents our investment in Solstice.
Equity in losses of unconsolidated ventures decreased by $8.1 million, primarily due to a one-time loan loss reserve recognized by the Espresso joint venture during the six months ended June 30, 2018, partially offset by expenses recognized related to the Griffin-American joint venture debt refinancing during the three months ended June 30, 2019.
Equity in earnings, net of select revenues and expenses, decreased $0.7 million. The Envoy joint venture recognized residual earnings upon the completion of the sale of its remaining operating assets during six months ended June 30, 2019. However, operational performance in the Griffin-American joint venture experienced a slight decline and the Espresso joint venture recognized non-recurring operating costs during six months ended June 30, 2019.
Income Tax Benefit (Expense)
Income tax expense for the six months ended June 30, 2019 was $21,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the six months ended June 30, 2018 was $30,000.
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
We currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months. For additional information regarding our liquidity needs and capital resources, see below. As of August 8, 2019, we had approximately $25.9 million of unrestricted cash.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties, rental income from our net leased properties and interest from our debt investment, as well as distributions from our investments in unconsolidated ventures. Net cash provided by operating activities was $8.5 million for the six months ended June 30, 2019.
A substantial majority of our properties, or 79.8% of our assets, excluding our unconsolidated ventures and properties designated held for sale, are operating properties whereby we are directly exposed to various operational risks. During the six months ended June 30, 2019, our cash flow from operations continues to be negatively impacted by, among other things, declines in occupancy, rate pressures and increases in operating expenses, particularly tied to increased labor and benefits costs.
In addition, we have significant joint ventures, with unconsolidated joint ventures and consolidated joint ventures representing 35.4% and 20.7%, respectively, of our total real estate equity investments as of June 30, 2019, and we may not be able to control the timing of distributions from these investments, if any.
Borrowings
We use asset-level financing as part of our investment strategy and are required to make recurring principal and interest payments on our borrowings. As of June 30, 2019, we had $1.5 billion of consolidated asset-level borrowings outstanding. During six months ended June 30, 2019, we paid $11.5 million in recurring principal and interest payments on these borrowings, and currently anticipate that both recurring principal and interest payments will continue to increase throughout 2019.
Our unconsolidated joint ventures also have significant asset level borrowings. Borrowings that are maturing in our unconsolidated ventures may require us to fund additional contributions, if favorable refinancing is not obtained. If we are unable to fund capital calls, our investment in the unconsolidated investment may be diluted and may prohibit us from participating in future cash flows. In particular, in June 2019, our Griffin-American joint venture completed the refinancing of its prior $1.7 billion consolidated healthcare loan maturing in December 2019.  The new interest-only loan totals $1.5 billion with a five-year term, inclusive of extension options. The collateral package for the new loan includes 158 U.S. healthcare properties, but excludes certain assets that were collateral for the previous loan. We have contributed our proportionate share of additional equity to the joint venture to complete the refinancing, which totaled approximately $37.4 million.
In addition, our Sponsor Line provides a revolving line of credit for up to $35.0 million. We have not drawn on our Sponsor Line in 2019 and currently have no borrowings outstanding under our Sponsor Line.
For additional information regarding our borrowings, including principal repayments and timing of maturities, refer to Note 6, “Borrowings” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non- cash reserves and depreciation. As of June 30, 2019, our leverage was 61.2% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of June 30, 2019, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 62.5%.

Capital Expenditures, Development and Redevelopment Activities
We are responsible for capital expenditures for our operating properties and, from time to time, may also fund capital expenditures for certain net leased properties. We continue to invest capital into our operating portfolio in order to maintain market position, as well as functional and operating standards. During the six months ended June 30, 2019, we spent $8.2 million on recurring capital expenditures for our direct investments. In addition, we will continue to execute on and identify strategic development opportunities for our existing investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide an optimal mix of services, increase operating income, achieve property stabilization and enhance the overall value of our assets.
We are also party to certain agreements that contemplate development of healthcare properties funded by us and our joint venture partners. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences under our joint venture governing documents for any such failure to fund.
Disposition of Investments
We also evaluate dispositions of non-core investments to provide an additional source of liquidity. In March 2019, the Envoy joint venture, of which we own 11.4%, completed the sale of the remaining 11 properties in the portfolio, for a sales price of $118.0 million. Our proportionate share of the net proceeds generated from the sale totaled $4.3 million. Further, in May 2019, we completed the sale of two properties within the Peregrine portfolio for $19.7 million, generating net proceeds of $3.3 million, after the repayment of the outstanding mortgage principal balance of $16.4 million and transaction costs.
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
Repurchases
We have adopted a Share Repurchase Program effective August 7, 2012, as most recently amended in October 2018, which enables stockholders to sell their shares to us in limited circumstances. In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we will only repurchase shares in connection with the death or qualifying disability of a stockholder. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. During the six months ended June 30, 2019, we repurchased 0.7 million shares for an aggregate amount of $5.2 million. Refer to Note 9, “Stockholders’ Equity” and Note 14, “Subsequent Events” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
Other Commitments
We expect to continue to make payments to our Advisor, or its affiliates, pursuant to our advisory agreement, as applicable, in connection with the management of our assets and costs incurred by our Advisor in providing services to us. In December 2017, our advisory agreement was amended with changes to the asset management and acquisition fee structure. We renewed our advisory agreement with our Advisor on June 30, 2019 for an additional one-year term on terms identical to those previously in effect. Refer to “—Related Party Arrangements” for further information regarding our advisory fees.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,
Cash flows provided by (used in):	2019	2018	2019 vs. 2018 Change
Operating activities	$8,478	$13,262	$(4,784)
Investing activities	(15,679)	23,894	(39,573)
Financing activities	(39,089)	(42,909)	3,820
Net increase (decrease) in cash, cash equivalents and restricted cash	$(46,290)	$(5,753)	$(40,537)
Six Months Ended June 30, 2019 compared to June 30, 2018
Operating Activities
Net cash provided by operating activities was $8.5 million for the six months ended June 30, 2019 compared to $13.3 million for the six months ended June 30, 2018. The decrease of $4.8 million was primarily attributable to the timing of cash payments for operating expenses, as well as lower interest income due to the sale of our investment in the Freddie Mac securitization in March 2018.
Investing Activities
Our cash flows from investing activities are generally used to fund investment improvements and acquisitions, net of any investment dispositions. Net cash used in investing activities was $15.7 million for the six months ended June 30, 2019 compared to net cash provided by investing activities of $23.9 million for the six months ended June 30, 2018. Cash flows used in investing activities for the six months ended June 30, 2019 primarily relate to the Griffin-American capital call funded in June 2019, partially offset by the proceeds from the Peregrine properties sale and distribution received from the Envoy joint venture upon the sale of its underlying operating assets. Cash flows provided by investing activities for the six months ended June 30, 2018 primarily relate to the sale of our investment in the Freddie Mac securitization.
The following table presents cash used for capital improvements during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, excluding capital improvements made at our unconsolidated ventures (dollars in thousands):

	Six Months Ended June 30,
Capital Improvements	2019	2018	2019 vs. 2018 Change
Development projects	$—	$2,107	$(2,107)
Recurring	8,158	11,625	(3,467)
Total improvement of operating real estate investments	$8,158	$13,732	$(5,574)
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock and changes in our mortgage notes payable. Cash flows used in financing activities was $39.1 million for the six months ended June 30, 2019 compared to $42.9 million for the six months ended June 30, 2018. The decrease of $3.8 million was primarily attributable to the suspension of dividends in February 2019 and amended share repurchase program in October 2018, partially offset by the Peregrine portfolio mortgage repayment in May 2019.
Off-Balance Sheet Arrangements
As of June 30, 2019, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
In December 2017, our advisory agreement was amended with changes to the asset management and acquisition fee structure as further described below. In June 2019, our advisory agreement was renewed for an additional one-year term commencing on June 30, 2019, with terms identical to those in effect through June 30, 2019.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to our Advisor for the six months ended June 30, 2019 and the amount due to related party as of June 30, 2019 and December 31, 2018 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2018	Six Months Ended June 30, 2019			Due to Related Party as of June 30, 2019 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,665	$9,989	$(9,989)	(2)	$1,665
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,010	4,908	(6,941)		1,977
Total		$5,675	$14,897	$(16,930)		$3,642
_______________________________________

(1)	We did not incur any disposition fees during the six months ended June 30, 2019, nor were any such fees outstanding as of June 30, 2019.

(2)	Includes $5.0 million paid in shares of our common stock.

(3)	As of June 30, 2019, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us.
Pursuant to our advisory agreement, for the six months ended June 30, 2019, we issued 0.7 million shares totaling $5.0 million, based on the share price on the date of each issuance, to an affiliate of our Advisor as part of its asset management fee.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and us, who owns 20.0%. For the six months ended June 30, 2019, we recognized property management fee expense of $2.6 million paid to Solstice related to the Winterfell portfolio.

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
Colony Capital Line of Credit
In October 2017, we obtained our Sponsor Line for up to $15.0 million at an interest rate of 3.5% plus LIBOR. Our Sponsor Line has an initial one year term, with an extension option of six months. Our Sponsor Line was approved by our board of directors, including all of our independent directors. In November 2017, the borrowing capacity under our Sponsor Line was increased to $35.0 million. In March 2018, our Sponsor Line maturity was extended through December 2020. As of December 31, 2018, we had drawn and fully repaid $25.0 million under our Sponsor Line. We did not utilize our Sponsor Line during the six months ended June 30, 2019.
Recent Developments
Share Repurchases
For the period from July 1, 2019 through August 8, 2019, we repurchased 0.3 million shares for a total of $2.2 million or a price of $7.10 per share under our Share Repurchase Program. Prior to the most recent amendments to our Share Repurchase program, we had a total of 12.0 million shares, or $85.0 million, based on our most recently published estimated value per share of $7.10, in unfulfilled repurchase requests. Refer to Item 1. “Financial Statements,” Note 9, “Stockholders’ Equity” for additional information regarding our Share Repurchase Program.
Borrowings
In July 2019, we refinanced an existing $12.4 million note payable, collateralized by a property within the Rochester portfolio, with a $12.8 million mortgage note payable. The new mortgage note carries an interest rate of 2.90% plus LIBOR, with an initial maturity date of August 2021.
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
MFFO is a metric used by management to evaluate our future operating performance once our organization and offering and acquisition and development stages are complete and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP. In addition, MFFO is not a useful measure in evaluating net asset value, since impairment is taken into account in determining net asset value but not in determining MFFO.
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
MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves/impairment on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. With respect to debt investments, we consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the consolidated balance sheets date. If the estimated fair value of the underlying collateral for the debt investment is less than its net carrying value, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. With respect to a real estate investment, a property’s value is considered impaired if a triggering event is identified and our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. The value of our investments may be impaired and their carrying values may not be recoverable due to our limited life. Investors should note that while impairment charges are excluded from the calculation of MFFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flow and the relatively limited term of a non-traded REIT’s anticipated operations, it could be difficult to recover any impairment charges through operational net revenues or cash flow prior to any liquidity event.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(17,146)	$(34,094)	$(35,763)	$(67,762)
Adjustments:
Depreciation and amortization	15,962	27,494	38,361	56,314
Impairment losses of depreciable real estate	10,146	2,456	10,146	4,514
Depreciation and amortization related to unconsolidated ventures	7,957	8,461	15,860	16,735
Depreciation and amortization related to non-controlling interests	(157)	(219)	(313)	(459)
Impairment loss on real estate related to non-controlling interests	(300)	—	(300)	(62)
Realized (gain) loss from sales of property	(6,104)	—	(6,104)	—
Realized gain (loss) from sales of property related to non-controlling interests	—	—	—	—
Realized (gain) loss from sales of property related to unconsolidated ventures	1	479	(85)	2,722
Impairment losses of depreciable real estate held by unconsolidated ventures	515	329	515	326
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$10,874	$4,906	$22,317	$12,328
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$10,874	$4,906	$22,317	$12,328
Adjustments:
Acquisition fees and transaction costs	38	41	76	796
Straight-line rental (income) loss	(239)	1,235	(428)	876
Amortization of premiums, discounts and fees on investments and borrowings	1,200	1,198	2,438	2,404
Amortization of discounts on healthcare-related securities	—	—	—	314
Adjustments related to unconsolidated ventures(1)	3,936	4,235	6,203	11,506
Adjustments related to non-controlling interests	(11)	(8)	(15)	(39)
Realized (gain) loss on investments and other	619	—	382	(3,495)
Impairment of assets other than real estate	—	—	—	725
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$16,417	$11,607	$30,973	$25,415
_______________________________________

(1)
Primarily represents our proportionate share of liability extinguishment gains, loan loss reserves, transaction costs and amortization of above/below market debt adjustments, debt extinguishment losses and deferred financing costs, incurred through our investments in unconsolidated ventures.

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

The following table presents distributions declared for the six months ended June 30, 2019 and year ended December 31, 2018 (dollars in thousands):

	Six Months Ended June 30, 2019		Year Ended December 31, 2018
Distributions(1)
Cash	$2,991		$32,739
DRP	2,422		30,517
Total	$5,413		$63,256

Sources of Distributions(1)
FFO(2)	$5,413	100%	$33,011	52%
Offering proceeds - Other	—	—%	30,245	48%
Total	$5,413	100%	$63,256	100%

Cash Flow Provided by (Used in) Operations	$8,478		$27,986
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through June 30, 2019, we declared $433.8 million in distributions. Cumulative FFO for the period from April 5, 2013 through June 30, 2019 was $70.0 million.

For the six months ended June 30, 2019 and year ended December 31, 2018, distributions in excess of FFO were paid using available capital sources, including proceeds from borrowings and dispositions. To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders will be diluted. Future distributions declared and paid may exceed FFO and cash flow provided by operations. FFO, as defined, may not reflect actual cash available for distributions. Our ability to pay distributions from FFO or cash flow provided by operations depends upon our operating performance, including the financial performance of our investments in the current real estate and financial environment, the type and mix of our investments, accounting of our investments in accordance with U.S. GAAP, the performance of underlying debt and ability to maintain liquidity. We will continue to assess our distribution policy in light of our operating performance and capital needs.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of June 30, 2019, 10.9% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. As of June 30, 2019, all floating rate liabilities outstanding related mortgage notes payable of our direct operating investments. As of June 30, 2019, we had one line of credit which carries a floating interest rate, with no outstanding liabilities.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of June 30, 2019, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.6 million annually. We did not have any floating rate real estate debt investments as of June 30, 2019.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of June 30, 2019, we had one fixed-rate debt investment with a carrying value of $56.3 million.

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
For the six months ended June 30, 2019, the Espresso mezzanine loan contributed 100.0% of interest income. As of June 30, 2019, one borrower, a subsidiary of the Espresso joint venture, represents 100.0% of the aggregate principal amount of our debt investments. The Espresso joint venture has several sub-portfolios, one of which has a tenant lease in default.  The underlying tenant default resulted in a default under the senior loan with respect to the applicable sub-portfolio, which in turn resulted in a default under the Espresso mezzanine loan as of June 30, 2019.  We are actively monitoring the actions of the senior lender and assessing our rights and remedies.  We continue to assess the collectability of principal and interest.
Risk Concentration
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures as of June 30, 2019 (dollars in thousands):

				Six Months Ended June 30, 2019
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$76,521	51.9%
Solstice Senior Living	(2)	32	4,000	53,224	36.1%
Avamere Health Services		5	453	8,252	5.6%
Arcadia Management		4	572	5,308	3.6%
Integral Senior Living	(2)	3	162	2,991	2.0%
Peregrine Senior Living	(3)	—	—	598	0.4%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	599	0.4%
Total		75	10,515	$147,493	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice is a joint venture of which affiliates of ISL own 80%.

(3)	In May 2019, we sold the two properties leased to Peregrine Senior Living.

(4)	Tenant has failed to remit rental payments during the six months ended June 30, 2019. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.

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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. For the six months ended June 30, 2019, we declared distributions of $5.4 million compared to cash provided by operating activities of $8.5 million. For the declared distributions during the six months ended June 30, 2019, $5.4 million, or 100.0%, of the distributions declared were paid using cash flow from operations. For the year ended December 31, 2018, we declared distributions of $63.3 million compared to cash provided by operating activities of $28.0 million. For the declared distributions during the year ended December 31, 2018, $35.3 million, or 55.8%, of the distributions declared were paid using sources other than cash flow from operations.
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
For the six months ended June 30, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31		—	—
February 1 to February 28	278,579	$7.10	278,579	(1)
March 1 to March 31		—	—
April 1 to April 30		—	—
May 1 to May 31	451,229	7.10	451,229	(1)
June 1 to June 30		—	—
Total	729,808	$7.10	729,808
_______________________________________

(1)	Subject to funds being available, the limits under our Share Redemption Program were amended in October 2018, as described in further detail below.

Prior to the most recent amendments to our Share Repurchase Program, we had a total of 12.0 million shares, or $85.0 million, based on our most recently published estimated value per share of $7.10, in unfulfilled repurchase requests. For additional information, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
Unregistered Sales of Equity Securities
On April 30, 2019, May 31, 2019 and June 28, 2019, we issued 0.7 million shares of common stock at $7.10 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
On June 21, 2019, we granted 8,451 shares of restricted common stock at $7.10 per share to each of our independent directors for an aggregate of 25,353 shares of restricted common stock, pursuant to our independent directors’ compensation plan. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Equity (unaudited) for the three and six months ended June 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	August 9, 2019	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer