Form 10-K/A
period 2018-12-31
NorthStar Healthcare Income, Inc.
filed 2019-09-16
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

NorthStar Healthcare Income, Inc. (the “Company”) is filing this Annual Report on Form 10-K/A for the year ended December 31, 2018 (this “Form 10-K/A”) to amend its original Annual Report on Form 10-K for the year ended December 31, 2018 originally filed on March 22, 2019 (the “Original Form 10-K”). This Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s subsequent reports filed with the Securities and Exchange Commission. Except for the information specifically amended and restated herein, this Form 10-K/A has not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-K nor does it change any other disclosures contained in the Original Form 10-K.

This Form 10-K/A is being filed to include the audit reports of Ernst & Young LLP, who have audited the financial statements of Healthcare GA Holdings, General Partnership as of and for the years ended December 31, 2018 and 2017 and whose reports are relied upon by Grant Thornton LLP, the Company’s independent registered public accounting firm. The Ernst & Young LLP reports were inadvertently omitted from the Original Form 10-K. Accordingly, Item 8. “Financial Statements and Supplementary Data” and Item 15. “Exhibits and Financial Statement Schedules” are hereby amended in their entirety. No other changes to the Company’s financial statements or the audit report of Grant Thornton LLP have been made.

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
March 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Healthcare GA Holdings, General Partnership
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Healthcare GA Holdings, General Partnership (the Partnership) as of December 31, 2018, the related consolidated statement of operations, comprehensive income (loss), changes in partners’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
The Partnership’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Partnership has pending debt maturities in 2019 and has stated that substantial doubt exists about its ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.
Supplementary Information
The accompanying other financial information, including the Healthcare GA Holdings, General Partnership Consolidated Financial Statements - Historical Basis of NorthStar Healthcare Income, Inc., have been subjected to audit procedures performed in conjunction with the audit of the Partnership’s financial statements. Such information is the responsibility of the Partnership’s management. Our audit procedures included determining whether the information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information. In our opinion, the information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.
Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Partnership’s auditor since 2017.
New York, New York
March 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Healthcare GA Holdings, General Partnership
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Healthcare GA Holdings, General Partnership (the Company) as of December 31, 2017, the related consolidated statement of operations, comprehensive income (loss), changes in partners’ equity, and cash flows for each of the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Supplementary Information
The accompanying other financial information, including the Combined Financial Statements - Contractual Basis of the Borrowers and the Healthcare GA Holdings, General Partnership Consolidated Financial Statements - Historical Basis of NorthStar Healthcare Income, Inc. have been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. Such information is the responsibility of the Company’s management. Our audit procedures included determining whether the information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information. In our opinion, the information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.
/s/ Ernst & Young LLP
We have served as the Partnership’s auditor since 2017.
Los Angeles, California
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

Item 15. Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K/A:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
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

21.1	Significant Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 22, 2019 and incorporated herein by reference)
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Ernst & Young LLP
23.3*	Consent of Ernst & Young LLP
24.1	Power of Attorney (filed as Exhibit 24.1 to the Company’s Annual Report on Form 10-K filed on March 22, 2019 and incorporated herein by reference)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

______________________________________________________

*	Filed herewith

**	Previously submitted with the Company’s Annual Report on Form 10-K filed on March 22, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	September 16, 2019	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

Signature	Title	Date

/s/ RONALD J. JEANNEAULT	Chief Executive Officer, President and Vice Chairman	September 16, 2019
Ronald J. Jeanneault	(Principal Executive Officer)

Chief Financial Officer and Treasurer
/s/ FRANK V. SARACINO	(Principal Financial Officer and	September 16, 2019
Frank V. Saracino	Principal Accounting Officer)

*	Chairman	September 16, 2019
Justin Chang

*	Director	September 16, 2019
Daniel J. Altobello

*	Director	September 16, 2019
Gregory A. Samay

*	Director	September 16, 2019
Jack F. Smith, Jr.

* By: /s/ ANN B. HARRINGTON	Attorney-in-Fact pursuant to Power of Attorney	September 16, 2019
Ann B. Harrington