Form 10-Q
period 2019-09-30
NorthStar Healthcare Income, Inc.
filed 2019-11-08
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The Company has one class of common stock, $0.01 par value per share, 188,867,665 shares outstanding as of November 7, 2019.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the real estate industry, including healthcare real estate;

•	the impact of economic conditions on the operators/tenants of the real property that we own as well as on the borrower of debt we originated;

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

•	our liquidity and access to capital;

•	our use of leverage;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of economic conditions on the valuation of our investments;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	our dependence on the resources and personnel of our advisor, our sponsor and their affiliates, including our advisor’s ability to manage our portfolio on our behalf;

•	the performance of our advisor, our sponsor and their affiliates;

•	the impact of continued business uncertainties surrounding our sponsor, as well as adverse changes in the financial health and public perception of our sponsor;

•	our advisor’s and its affiliates’ ability to attract and retain qualified personnel to support our operations and potential changes to key personnel providing management services to us;

•
our reliance on our advisor and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial fees to our advisor, and various potential conflicts of interest in our relationship with our sponsor;

•	changes in our business or investment strategy;

•	changes in the value of our portfolio;

•	the impact of fluctuations in interest rates;

•	our ability to realize current and expected returns over the life of our investments;

•	illiquidity of properties, joint venture or debt investments in our portfolio;

•	environmental compliance costs and liabilities;

•	the effectiveness of our risk and portfolio management systems;

•	the potential failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

•	the extent and timing of future healthcare reform and regulation, including changes in reimbursement policies, procedures and rates;

•	legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs;

•	our ability to maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	the loss of our exemption from registration under the Investment Company Act of 1940, or the Investment Company Act, as amended;

•	general volatility in capital markets;

•	the adequacy of our cash reserves and working capital; and

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended by Amendment No. 1 on Form 10-K/A, and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Cash and cash equivalents	$29,183	$73,811
Restricted cash	20,985	20,697
Operating real estate, net	1,724,019	1,778,914
Investments in unconsolidated ventures	282,553	264,319
Real estate debt investments, net	55,649	58,600
Assets held for sale	2,037	2,183
Receivables, net	15,011	14,436
Deferred costs and intangible assets, net	28,822	36,996
Other assets	14,759	14,460
Total assets(1)	$2,173,018	$2,264,416

Liabilities
Mortgage and other notes payable, net	$1,436,542	$1,466,349
Due to related party	4,346	5,675
Escrow deposits payable	6,118	4,379
Distribution payable	—	5,400
Accounts payable and accrued expenses	27,983	32,405
Other liabilities	4,669	5,834
Total liabilities(1)	1,479,658	1,520,042
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 189,219,380 and 188,495,355 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,893	1,885
Additional paid-in capital	1,703,086	1,697,998
Retained earnings (accumulated deficit)	(1,014,724)	(958,924)
Accumulated other comprehensive income (loss)	(2,372)	(2,284)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	687,883	738,675
Non-controlling interests	5,477	5,699
Total equity	693,360	744,374
Total liabilities and equity	$2,173,018	$2,264,416
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of September 30, 2019, the Operating Partnership includes $0.6 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Property and other revenues
Resident fee income	$32,283	$32,469	$97,658	$98,232
Rental income	40,410	39,986	121,168	119,626
Other revenue	85	1,015	1,445	2,692
Total property and other revenues	72,778	73,470	220,271	220,550
Net interest income
Interest income on debt investments	1,946	1,943	5,771	5,763
Interest income on mortgage loans held in a securitized trust	—	—	—	5,149
Interest expense on mortgage obligations issued by a securitization trust	—	—	—	(3,824)
Net interest income	1,946	1,943	5,771	7,088
Expenses
Real estate properties - operating expenses	45,359	47,355	135,213	141,510
Interest expense	17,218	17,677	51,908	52,408
Other expenses related to securitization trust	—	—	—	811
Transaction costs	29	—	105	806
Asset management and other fees - related party	4,994	5,951	14,983	17,845
General and administrative expenses	2,807	2,818	8,210	9,927
Depreciation and amortization	16,164	25,629	54,525	81,943
Impairment loss	—	—	10,146	5,239
Total expenses	86,571	99,430	275,090	310,489
Other income (loss)
Realized gain (loss) on investments and other	204	726	5,926	4,221
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(11,643)	(23,291)	(43,122)	(78,630)
Equity in earnings (losses) of unconsolidated ventures	(3,037)	16,631	(7,666)	3,907
Income tax benefit (expense)	(17)	(10)	(38)	(40)
Net income (loss)	(14,697)	(6,670)	(50,826)	(74,763)
Net (income) loss attributable to non-controlling interests	73	66	439	397
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(14,624)	$(6,604)	$(50,387)	$(74,366)
Net income (loss) per share of common stock, basic/diluted	$(0.08)	$(0.04)	$(0.27)	$(0.40)
Weighted average number of shares of common stock outstanding, basic/diluted	189,094,572	187,432,091	189,061,291	187,278,444
Distributions declared per share of common stock	$—	$0.09	$0.03	$0.25

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(14,697)	$(6,670)	$(50,826)	$(74,763)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	786	(515)	(88)	(1,401)
Total other comprehensive income (loss)	786	(515)	(88)	(1,401)
Comprehensive income (loss)	(13,911)	(7,185)	(50,914)	(76,164)
Comprehensive (income) loss attributable to non-controlling interests	73	66	439	397
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(13,838)	$(7,119)	$(50,475)	$(75,767)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2017	186,709	$1,867	$1,681,040	$(744,090)	$(316)	$938,501	$6,298	$944,799
Share-based payment of advisor asset management fees	294	3	2,497	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	42	—	—	42	—	42
Non-controlling interests - contributions	—	—	—	—	—	—	71	71
Non-controlling interests - distributions	—	—	—	—	—	—	(150)	(150)
Shares redeemed for cash	(1,048)	(11)	(8,195)	—	—	(8,206)	—	(8,206)
Distributions declared	—	—	—	(15,560)	—	(15,560)	—	(15,560)
Proceeds from distribution reinvestment plan	1,274	13	10,818	—	—	10,831	—	10,831
Other comprehensive income (loss)	—	—	—	—	743	743	—	743
Net income (loss)	—	—	—	(33,668)	—	(33,668)	(220)	(33,888)
Balance as of March 31, 2018 (Unaudited)	187,229	$1,872	$1,686,202	$(793,318)	$427	$895,183	$5,999	$901,182
Share-based payment of advisor asset management fees	294	3	2,497	—	—	2,500	—	2,500
Issuance and amortization of equity-based compensation	21	—	42	—	—	42	—	42
Non-controlling interests - contributions	—	—	—	—	—	—	218	218
Non-controlling interests - distributions	—	—	—	—	—	—	(160)	(160)
Shares redeemed for cash	(1,003)	(10)	(7,857)	—	—	(7,867)	—	(7,867)
Distributions declared	—	—	—	(15,750)	—	(15,750)	—	(15,750)
Proceeds from distribution reinvestment plan	925	9	7,850	—	—	7,859	—	7,859
Other comprehensive income (loss)	—	—	—	—	(1,629)	(1,629)	—	(1,629)
Net income (loss)	—	—	—	(34,094)	—	(34,094)	(111)	(34,205)
Balance as of June 30, 2018 (Unaudited)	187,466	$1,874	$1,688,734	$(843,162)	$(1,202)	$846,244	$5,946	$852,190
Share-based payment of advisor asset management fees	294	3	2,497	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	45	—	—	45	—	45
Non-controlling interests- contributions	—	—	—	—	—	—	106	106
Non-controlling interests - distributions	—	—	—	—	—	—	(221)	(221)
Shares redeemed for cash	(977)	(9)	(7,721)	—	—	(7,730)	—	(7,730)
Distributions declared	—		—	(15,941)	—	(15,941)	—	(15,941)
Proceeds from distribution reinvestment plan	900	9	7,643	—	—	7,652	—	7,652
Other comprehensive income (loss)	—	—	—	—	(515)	(515)	—	(515)
Net income (loss)	—	—	—	(6,604)	—	(6,604)	(66)	(6,670)
Balance as of September 30, 2018 (Unaudited)	187,683	$1,877	$1,691,198	$(865,707)	$(1,717)	$825,651	$5,765	$831,416
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2018	188,495	$1,885	$1,697,998	$(958,924)	$(2,284)	$738,675	$5,699	$744,374
Share-based payment of advisor asset management fees	352	4	2,496	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	45	—	—	45	—	45
Non-controlling interests - contributions	—	—	—	—	—	—	256	256
Non-controlling interests - distributions	—	—	—	—	—	—	(72)	(72)
Shares redeemed for cash	(279)	(3)	(1,975)	—	—	(1,978)	—	(1,978)
Distributions declared	—	—	—	(5,413)	—	(5,413)	—	(5,413)
Proceeds from distribution reinvestment plan	687	7	4,869	—	—	4,876	—	4,876
Other comprehensive income (loss)	—	—	—	—	200	200	—	200
Net income (loss)	—	—	—	(18,617)	—	(18,617)	(52)	(18,669)
Balance as of March 31, 2019 (Unaudited)	189,255	$1,893	$1,703,433	$(982,954)	$(2,084)	$720,288	$5,831	$726,119
Share-based payment of advisor asset management fees	352	4	2,496	—	—	2,500	—	2,500
Issuance and amortization of equity-based compensation	25	—	46	—	—	46	—	46
Non-controlling interests - contributions	—	—	—	—	—	—	62	62
Non-controlling interests - distributions	—	—	—	—	—	—	(67)	(67)
Shares redeemed for cash	(450)	(5)	(3,199)	—	—	(3,204)	—	(3,204)
Other comprehensive income (loss)	—	—	—	—	(1,074)	(1,074)	—	(1,074)
Net income (loss)	—	—	—	(17,146)	—	(17,146)	(314)	(17,460)
Balance as of June 30, 2019 (Unaudited)	189,182	$1,892	$1,702,776	$(1,000,100)	$(3,158)	$701,410	$5,512	$706,922
Share-based payment of advisor asset management fees	352	4	2,496	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	45	—	—	45	—	45
Non-controlling interests - contributions	—	—	—	—	—	—	112	112
Non-controlling interests - distributions	—	—	—	—	—	—	(74)	(74)
Shares redeemed for cash	(315)	(3)	(2,231)	—	—	(2,234)	—	(2,234)
Other comprehensive income (loss)	—	—	—	—	786	786	—	786
Net income (loss)	—	—	—	(14,624)	—	(14,624)	(73)	(14,697)
Balance as of September 30, 2019 (Unaudited)	189,219	$1,893	$1,703,086	$(1,014,724)	$(2,372)	$687,883	$5,477	$693,360

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(50,826)	$(74,763)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	7,666	(3,907)
Depreciation and amortization	54,525	81,943
Impairment loss	10,146	5,239
Amortization of below market debt	2,253	2,190
Straight-line rental income, net and amortization of lease inducements	(478)	628
Amortization of premium/accretion of discount on investments	(83)	(75)
Amortization of deferred financing costs	1,367	1,439
Amortization of equity-based compensation	136	129
Realized (gain) loss on investments and other	(5,926)	(4,221)
Allowance for uncollectible accounts	595	2,105
Changes in assets and liabilities:
Receivables	(790)	2,257
Other assets	(644)	1,918
Due to related party	6,170	8,945
Escrow deposits payable	1,739	1,599
Accounts payable and accrued expenses	(5,064)	(5,691)
Other liabilities	(743)	265
Net cash provided by (used in) operating activities	20,043	20,000
Cash flows from investing activities:
Capital expenditures for operating real estate investments	(14,644)	(20,003)
Sale of operating real estate	19,618	11,784
Sale of healthcare-related securities	—	35,771
Investment in unconsolidated ventures	(39,801)	(4,470)
Distributions from unconsolidated ventures	16,846	10,020
Other assets	934	1,589
Net cash provided by (used in) investing activities	(17,047)	34,691
Cash flows from financing activities:
Borrowings from mortgage notes	12,800	—
Repayment of mortgage notes	(45,868)	(20,492)
Payment of deferred financing costs	(708)	(284)
Debt extinguishment costs	—	(97)
Shares redeemed for cash	(7,416)	(23,803)
Payments under finance leases	(424)	(453)
Distributions paid on common stock	(10,813)	(52,758)
Proceeds from distribution reinvestment plan	4,876	26,342
Contributions from non-controlling interests	430	395
Distributions to non-controlling interests	(213)	(531)
Net cash provided by (used in) financing activities	(47,336)	(71,681)
Net increase (decrease) in cash, cash equivalents and restricted cash	(44,340)	(16,990)
Cash, cash equivalents and restricted cash-beginning of period	94,508	80,488
Cash, cash equivalents and restricted cash-end of period	$50,168	$63,498

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Accrued distribution payable	$—	$5,197
Accrued capital expenditures	835	461
Issuance of common stock as payment for asset management fees	7,500	7,500
Deconsolidation of securitization trust (VIE asset/liability)	—	512,772
Acquisition of operating real estate under capital lease obligations	—	2,108

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of September 30, 2019 and December 31, 2018. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of September 30, 2019, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company completed its initial public offering (the “Initial Offering”) on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in its initial primary offering (the “Initial Primary Offering”) and 2.0 million shares issued pursuant to its distribution reinvestment plan (the “DRP”). In addition, the Company completed its follow-on offering (the “Follow-On Offering”) on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in its follow-on primary offering (the “Follow-on Primary Offering”) and 4.2 million shares issued pursuant to the DRP. The Company refers to its Initial Primary Offering and its Follow-on Primary Offering collectively as the “Primary Offering” and its Initial Offering and Follow-On Offering collectively as the “Offering.” In December 2015, the Company registered an additional 30.0 million shares to be offered pursuant to the DRP and continues to offer such shares, however, as of February 1, 2019, the Company suspended payment of monthly distributions to stockholders. From inception through November 7, 2019, the Company raised total gross proceeds of $2.0 billion, including $232.6 million in DRP proceeds.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2.	Summary of Significant Accounting Policies
Basis of Accounting
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission (“SEC”), on March 22, 2019, as amended by Amendment No. 1 on Form 10-K/A, which was filed with the SEC on September 16, 2019.
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
As of September 30, 2019, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of September 30, 2019 is $597.3 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of September 30, 2019 is $463.6 million, collateralized by the real estate assets of the related consolidated VIEs.
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
In March 2018, the Company sold the Class B certificates of its consolidated Investing VIE, relinquishing its rights as directing certificate holder. As a result, the Company was no longer deemed the primary beneficiary of the securitization trust and, accordingly, did not present the assets or liabilities of the securitization trust on its consolidated balance sheets as of September 30, 2019 and December 31, 2018. The Company has presented the income and expenses of the securitization trust on its consolidated statements of operations for the period that the Company owned the Class B certificates and was considered the primary beneficiary in 2018.
Unconsolidated VIEs
As of September 30, 2019, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $282.6 million. The Company’s maximum exposure to loss as of September 30, 2019 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of September 30, 2019. The Company did not provide financial support to its unconsolidated VIEs during the nine months ended September 30, 2019, except for funding its proportionate share of capital call contributions. As of September 30, 2019, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	September 30, 2019 (Unaudited)	December 31, 2018
Cash and cash equivalents	$29,183	$73,811
Restricted cash	20,985	20,697
Total cash, cash equivalents and restricted cash	$50,168	$94,508
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
For the nine months ended September 30, 2019 and 2018, payments for finance leases totaled $0.5 million, respectively. The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments as of September 30, 2019, which is included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

October 1 to December 31, 2019	$163
Years Ending December 31:
2020	636
2021	597
2022	505
2023	83
Thereafter	—
Total minimum lease payments	$1,984
Less: Amount representing interest	$(175)
Present value of minimum lease payments	$1,809
The weighted average interest rate related to the finance lease obligations is 5.8% with a weighted average lease term of 3.2 years.
As of September 30, 2019, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
Assets Held For Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by U.S. GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of September 30, 2019 and December 31, 2018, the Company had one operating real estate property in the Peregrine portfolio classified as held for sale, as presented on its consolidated balance sheets. In May 2019, the Company completed the sale of two properties within the Peregrine portfolio for a sale price totaling $19.7 million. The properties had been reclassified as held for sale during the three months ended March 31, 2019.
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
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents a summary of deferred costs and intangible assets, net as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019 (Unaudited)	December 31, 2018
Deferred costs and intangible assets, net:
In-place lease value, net	$6,888	$14,559
Goodwill	21,387	21,387
Other intangible assets	380	380
Subtotal intangible assets	28,655	36,326
Deferred costs, net	167	670
Total	$28,822	$36,996
The following table presents future amortization of in-place lease value and deferred costs (dollars in thousands):

October 1 to December 31, 2019	$468
Years Ending December 31:
2020	1,871
2021	1,871
2022	591
2023	336
Thereafter	1,918
Total	$7,055
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

directors, including a majority of its independent directors. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the nine months ended September 30, 2019, the Company did not incur any acquisition fees or expenses to the Advisor or third parties. The Company records as an expense certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019 (Unaudited)	December 31, 2018
Other assets:
Healthcare facility regulatory reserve deposit	$6,000	$6,000
Remainder interest in condominium units(1)	2,579	3,025
Prepaid expenses	3,829	3,536
Lease / rent inducements, net	1,719	1,254
Utility deposits	316	325
Other	316	320
Total	$14,759	$14,460
_______________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
Revenue Recognition
Operating Real Estate
Rental income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators, including rent received from the Company’s net lease properties as well as rent, ancillary service fees and other related revenue earned from ILF residents. Rental revenue recognition commences when the tenant takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. ILF resident agreements are generally short-term in nature and may allow for termination with 30 days notice. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in receivables, net on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease.
The Company also generates operating income from operating healthcare properties. Revenue related to operating healthcare properties includes resident room and care charges, ancillary fees and other resident service charges. Rent is charged and revenue is recognized when such services are provided, generally defined per the resident agreement as of the date upon which a resident occupies a room or uses the services. Resident agreements are generally short-term in nature and may allow for termination with 30 days notice. Income derived from our ALF, MCF and CCRCs is recorded in resident fee income in the consolidated statements of operations.
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
The Company recorded impairment losses totaling $10.1 million on its operating real estate and held for sale investments during the nine months ended September 30, 2019. The impairment recognized in 2019 to date includes $10.0 million for an operating property within the Rochester portfolio with continuing poor performance and sustained declines in occupancy, as well as $0.1 million to reflect an updated estimated fair value for a net lease property previously designated held for sale.
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
Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of September 30, 2019, the Company did not have any impaired real estate debt investments.
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
During the nine months ended September 30, 2019, the Company did not impair any of its investments in unconsolidated ventures.
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
As of September 30, 2019 and December 31, 2018, the Company had exposure to foreign currency through an investment in an unconsolidated venture.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheets date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of September 30, 2019 totaled $12.7 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effects of the tax rate change did not have a material impact on the Company’s existing deferred tax balances.
The Company recorded an income tax expense of approximately $17,000 and $38,000 for the three and nine months ended September 30, 2019, respectively. The Company recorded an income tax expense of approximately $10,000 and $40,000 for the three and nine months ended September 30, 2018, respectively.
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
For the three months ended September 30, 2019 and 2018, total property and other revenues includes variable lease revenues of $4.2 million and $2.2 million, respectively. For the nine months ended September 30, 2019 and 2018, total property and other revenues includes variable lease revenues of $12.3 million and $10.4 million, respectively. Variable lease income includes ancillary services provided to tenant/residents, as well as non-recurring services and fees at the Company’s operating facilities.
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
ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company has identified its mezzanine loan debt investment to be within the scope of ASU No. 2016-13. The Company continues to develop the policies, systems and controls that will be required for the implementation and ongoing management of CECL and is currently evaluating the impact of this new guidance and does not expect the adoption of this standard to have a material effect on its consolidated financial statements or related disclosures.
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

3.	Operating Real Estate
The following table presents operating real estate, net as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019 (Unaudited)	December 31, 2018
Land	$236,036	$236,736
Land improvements	22,939	22,453
Buildings and improvements	1,561,978	1,580,058
Tenant improvements	14,642	11,774
Construction in progress	6,852	5,605
Furniture, fixtures and equipment	97,182	93,371
Subtotal	$1,939,629	$1,949,997
Less: Accumulated depreciation	(215,610)	(171,083)
Operating real estate, net	$1,724,019	$1,778,914
Within the table above, buildings and improvements have been reduced by impairment totaling $41.0 million and $31.0 million as of September 30, 2019 and December 31, 2018, respectively. Impairment loss, as presented on the consolidated statements of operations, totaled $10.1 million and $5.2 million for the nine months ended September 30, 2019 and 2018, respectively.
Future Minimum Rental Income
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of September 30, 2019 (dollars in thousands):

October1 to December 31, 2019(1)	$8,360
Years Ending December 31:(1)
2020	34,282
2021	35,139
2022	14,910
2023	10,919
Thereafter	68,268
Total	$171,878
_______________________________________

(1)	Excludes rental income from residents at ILFs that are subject to short-term leases.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Net lease rental properties owned as of September 30, 2019 are leased under noncancelable operating leases with current expirations ranging from 2021 to 2029, with certain tenant renewal rights. These net lease arrangements require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.
Dispositions
In May 2019, the Company completed the sale of two properties within the Peregrine portfolio for $19.7 million. The sale generated net proceeds of $3.3 million after the repayment of the outstanding mortgage principal balance of $16.4 million and transaction costs.

4.	Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures as of September 30, 2019 and December 31, 2018 and activity for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

						Properties as of September, 2019(1)
Portfolio	Partner	Acquisition Date	Ownership	Purchase Price(2)	Equity Investment(3)	Senior Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse(4)	Colony Capital/Formation Capital, LLC	May-2014	5.6%	$1,048,000	$23,400	44	—	23	—	67
Griffin-American	Colony Capital	Dec-2014	14.3%	3,238,547	243,544	92	108	41	9	250
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	870,000	55,146	6	—	149	—	155
Trilogy(5)	Griffin-American Healthcare REIT III & IV /Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	1,162,613	189,032	9	—	68	—	77
Subtotal				$6,319,160	$511,122	151	108	281	9	549
Operator Platform(6)		Jul-2017	20.0%	2	2	—	—	—	—	—
Total				$6,319,162	$511,124	151	108	281	9	549
_______________________________________

(1)	Excludes properties classified as held for sale.

(2)
Purchase price represents the actual or implied gross purchase price for the joint venture on the acquisition date. Purchase price is not adjusted for subsequent acquisitions or dispositions of interest.

(3)
Represents initial and subsequent contributions to the underlying joint venture through September 30, 2019. During the nine months ended September 30, 2019, the Company funded an additional capital contribution of $2.4 million into the Trilogy joint venture and $37.4 million into the Griffin-American joint venture. The additional funding for Trilogy related to certain business initiatives, including the development of additional senior housing and SNFs. The additional funding for Griffin-American was provided in connection with the joint venture refinancing existing mortgage debt.

(4)
In September 2019, the Eclipse joint venture completed the sale of nine properties within the portfolio. The Company’s proportionate share of the net proceeds generated from the sale totaled approximately $2.1 million.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018			Carrying Value
Portfolio	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions	September 30, 2019 (Unaudited)(2)	December 31, 2018(2)
Eclipse(3)	$1,090	$750	$2,286	$(69)	$(462)	$176	$9,950	$11,765
Envoy(4)	—	—	—	339	64	283	474	4,717
Griffin - American	(3,626)	(6,234)	1,030	(1,805)	(4,688)	1,771	138,060	113,982
Espresso(5)	(667)	(2,274)	—	17,886	15,982	—	—	—
Trilogy(6)	156	(3,776)	1,451	239	(3,659)	1,450	133,997	133,764
Subtotal	$(3,047)	$(11,534)	$4,767	$16,590	$7,237	$3,680	$282,481	$264,228
Operator Platform(7)	10	—	—	41	—	15	72	91
Total	$(3,037)	$(11,534)	$4,767	$16,631	$7,237	$3,695	$282,553	$264,319
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

(3)
Equity in earnings for three months ended September 30, 2019 includes a gain on the sale of nine properties within the portfolio. The Company’s proportionate share of the net proceeds generated from the sale totaled approximately $2.1 million.

(4)	In March 2019, the Envoy joint venture completed the sale of its remaining 11 properties for a sales price of $118.0 million.

(5)
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

(7)	Represents the Company’s investment in Solstice.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
Portfolio	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions
Eclipse	$758	$(402)	$2,573	$11	$(1,304)	$621
Envoy	96	(822)	4,339	(29)	(300)	283
Griffin - American	(7,654)	(16,046)	5,581	(3,692)	(13,500)	4,193
Espresso	(3,034)	(6,324)	—	6,331	2,296	—
Trilogy	2,188	(10,433)	4,353	1,137	(11,244)	4,816
Subtotal	$(7,646)	$(34,027)	$16,846	$3,758	$(24,052)	$9,913
Operator Platform(2)	(20)	—	—	149	—	107
Total	$(7,666)	$(34,027)	$16,846	$3,907	$(24,052)	$10,020
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

(2)	Represents the Company’s investment in Solstice.

5.	Real Estate Debt Investments
The following table presents the Company’s one debt investment as of September 30, 2019 and December 31, 2018 (dollars in thousands):

		Carrying Value(2)
Asset Type:	Principal Amount	September 30, 2019 (Unaudited)	December 31, 2018	Fixed Rate	Unlevered Current Yield
Mezzanine loan(1)	$75,000	$55,649	$58,600	10.0%	10.3%
_______________________________________

(1)	Loan has a final maturity date of January 30, 2021.

(2)
As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company has recorded the excess equity in losses related to its unconsolidated investment as a

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of September 30, 2019 and December 31, 2018, the cumulative excess equity in losses included in the mezzanine loan carrying value were $19.2 million and $16.2 million, respectively.
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
As of September 30, 2019, the Company’s debt investment was not performing in accordance with the contractual terms of its governing documents.  The Company’s debt investment is a mezzanine loan to the Espresso joint venture that has several sub-portfolios, one of which has a tenant lease in default.  The underlying tenant default has resulted in a default under the senior loan with respect to the applicable sub-portfolio, which in turn resulted in a default under the mezzanine loan.  The Company is actively monitoring the actions of the senior lender and assessing the Company’s rights and remedies.  The Company continues to assess the collectability of principal and interest. As of September 30, 2019, contractual debt service has been paid in accordance with contractual terms and the Company expects to receive full payment of contractual principal and interest. Accordingly, the debt investment was categorized as a performing loan.
For the nine months ended September 30, 2019, the debt investment contributed 100.0% of the Company’s interest income on debt investments as presented on the consolidated statements of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Borrowings
The following table presents the Company’s borrowings as of September 30, 2019 and December 31, 2018 (dollars in thousands):

				September 30, 2019 (Unaudited)		December 31, 2018
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec-19	LIBOR + 3.50%	$—	$—	$16,545	$16,277
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb-21	LIBOR + 2.92%	20,635	20,576	20,866	20,774
Frisco, TX	Non-recourse	Mar-21	LIBOR + 3.04%	19,250	19,197	19,460	19,377
Milford, OH	Non-recourse	Sep-26	LIBOR + 2.68%	18,760	18,339	18,760	18,288
Rochester Portfolio
Rochester, NY	Non-recourse	Feb-25	4.25%	20,385	20,282	20,849	20,734
Rochester, NY(4)	Non-recourse	Aug-27	LIBOR + 2.34%	101,224	100,239	101,224	100,162
Rochester, NY(5)	Non-recourse	Aug-21	LIBOR + 2.90%	12,800	12,147	—	—
Arbors Portfolio(6)
Various locations	Non-recourse	Feb-25	3.99%	89,465	88,403	90,751	89,508
Watermark Fountains Portfolio(7)
Various locations	Non-recourse	Jun-22	3.92%	394,059	392,101	399,023	396,421
Various locations	Non-recourse	Jun-22	5.56%	74,455	73,945	75,401	74,776
Winterfell Portfolio(8)
Various locations	Non-recourse	Jun-25	4.17%	634,818	616,448	642,954	622,329
Avamere Portfolio(9)
Various locations	Non-recourse	Feb-27	4.66%	71,733	71,172	72,466	71,848
Subtotal mortgage notes payable, net				$1,457,584	$1,432,849	$1,478,299	$1,450,494
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb-22	6.00%	3,693	3,693	3,500	3,500
Rochester Portfolio
Rochester, NY(5)	Non-recourse	Aug-19	6.00%	—	—	12,355	12,355
Subtotal other notes payable, net				$3,693	$3,693	$15,855	$15,855
Total mortgage and other notes payable, net				$1,461,277	$1,436,542	$1,494,154	$1,466,349
_______________________________________

(1)	Floating rate borrowings are comprised of $172.7 million principal amount at one-month London Interbank Offered Rate (“LIBOR”).

(2)
The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings other than the Winterfell portfolio which is attributable to below market debt intangibles.

(3)	Mortgage note arrangement was secured and collateralized by three healthcare real estate properties and was repaid in May 2019.

(4)	Comprised of seven individual mortgage notes payable secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.

(5)	In July 2019, an existing $12.4 million seller note payable secured by one healthcare real estate property was refinanced with a $12.8 million mortgage note payable.

(6)	Comprised of four individual mortgage notes payable secured by four healthcare real estate properties, cross-collateralized and subject to cross-default.

(7)
Includes $394.1 million principal amount of fixed rate borrowings, secured by 14 healthcare real estate properties, cross-collateralized and subject to cross-default as well as a supplemental financing totaling $74.5 million of principal, secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.

(8)	Comprised of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and subject to cross-default.

(9)	Comprised of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and subject to cross-default.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal payments on borrowings based on final maturity as of September 30, 2019 (dollars in thousands):

October 1 to December 31, 2019	$5,765
Years Ending December 31:
2020	23,760
2021	76,253
2022	466,622
2023	18,820
Thereafter	870,057
Total	$1,461,277
As of September 30, 2019, the operating performance of a property within the Company’s Rochester portfolio did not maintain certain minimum financial coverage ratios required under the contractual terms of its mortgage note, which resulted in a default. The Company is currently in discussions with the lender to cure or otherwise waive the default.
Colony Capital Line of Credit
In October 2017, the Company obtained a revolving line of credit from an affiliate of Colony Capital, the Sponsor, for up to $15.0 million at an interest rate of 3.5% plus LIBOR (the “Sponsor Line”). The Sponsor Line had an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. During 2017, the Company had drawn and fully repaid $25.0 million under the Sponsor Line. In March 2018, the Sponsor Line maturity was extended through December 2020 and in May 2019, the maturity date was further extended through December 2021. The Company did not utilize the Sponsor Line during the nine months ended September 30, 2019.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Advisor for the nine months ended September 30, 2019 and the amount due to related party as of September 30, 2019 and December 31, 2018 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2018	Nine Months Ended September 30, 2019			Due to Related Party as of September 30, 2019 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,665	$14,983	$(14,983)	(2)	$1,665
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,010	7,589	(8,918)		2,681
Total		$5,675	$22,572	$(23,901)		$4,346
_______________________________________

(1)	The Company did not incur any disposition fees during the nine months ended September 30, 2019, nor were any such fees outstanding as of September 30, 2019.

(2)	Includes $7.5 million paid in shares of the Company’s common stock.

(3)	As of September 30, 2019, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.
Issuance of Common Stock to the Advisor
Pursuant to the advisory agreement, for the nine months ended September 30, 2019, the Company issued 1.1 million shares totaling $7.5 million, based on the share price on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%. For the nine months ended September 30, 2019, the Company recognized property management fee expense of $3.9 million paid to Solstice related to the Winterfell portfolio.
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
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Pursuant to the Plan, as of September 30, 2019, the Company’s independent directors were granted a total of 121,977 shares of restricted common stock for an aggregate $1.1 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vested quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $45,000 for the three months ended September 30, 2019 and 2018, respectively and $135,500 and $129,490 for the nine months ended September 30, 2019 and 2018, respectively. Equity-based compensation expense is related to the issuance of restricted stock to the independent directors and is recorded in general and administrative expenses in the consolidated statements of operations. Unrecognized equity-based compensation for unvested shares totaled $0.2 million as of September 30, 2019 and December 31, 2018, respectively. Unvested shares totaled 30,124 and 20,827 as of September 30, 2019 and December 31, 2018, respectively.

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
For the nine months ended September 30, 2019, the Company issued 0.7 million shares of common stock totaling $4.9 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2018, the Company issued 4.0 million shares of common stock totaling $33.7 million of gross offering proceeds pursuant to the DRP. From inception through September 30, 2019, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP.
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
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). For the nine months ended September 30, 2019, the Company generated net operating losses for tax purposes. If the Company does not have positive REIT taxable income for its taxable year ending December 31, 2019, it will not be required to make distributions to its stockholders in 2019 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2018 and includes a net operating loss carry-forward of $73.5 million.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the nine months ended September 30, 2019, the Company repurchased 1.0 million shares of common stock for $7.4 million at an average price of $7.10 per share. For the year ended December 31, 2018, the Company repurchased 3.3 million shares of common stock for $25.9 million at an average price of $7.91 per share pursuant to the Share Repurchase Program.
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
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the nine months ended September 30, 2019 and 2018 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively. Net loss attributable to the other non-controlling interests was $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019 (Unaudited)			December 31, 2018
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$75,000	$55,649	$75,000	$75,000	$58,600	$75,000
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,461,277	$1,436,542	$1,444,387	$1,494,154	$1,466,349	$1,464,533
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the operators and tenants of the Company’s properties, excluding properties owned through unconsolidated joint ventures as of September 30, 2019 (dollars in thousands):

				Nine Months Ended September 30, 2019
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$114,092	51.8%
Solstice Senior Living	(2)	32	4,000	79,652	36.2%
Avamere Health Services		5	453	12,587	5.7%
Arcadia Management		4	572	7,961	3.6%
Integral Senior Living	(2)	3	162	4,704	2.1%
Peregrine Senior Living	(3)	—	—	598	0.3%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	677	0.3%
Total		75	10,515	$220,271	100.0%
______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice is a joint venture of which affiliates of ISL own 80%.

(3)	In May 2019, the Company sold the two properties leased to Peregrine Senior Living.

(4)	Tenant has failed to remit rental payments during the nine months ended September 30, 2019. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.
The following tables present segment reporting for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Direct Investments
Three Months Ended September 30, 2019	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Rental and resident fee income	$8,204	$64,489	$—	$—	$—	$72,693
Net interest income on debt and securities	—	—	—	1,946	—	1,946
Other revenue	—	7	—	10	68	85
Property operating expenses	(5)	(45,354)	—	—	—	(45,359)
Interest expense	(3,025)	(14,193)	—	—	—	(17,218)
Transaction costs	—	(29)	—	—	—	(29)
Asset management and other fees - related party	—	—	—	—	(4,994)	(4,994)
General and administrative expenses	(47)	19	—	(10)	(2,769)	(2,807)
Depreciation and amortization	(3,595)	(12,569)	—	—	—	(16,164)
Impairment loss	—	—	—	—	—	—
Realized gain (loss) on investments and other	—	204	—	—	—	204
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	1,532	(7,426)	—	1,946	(7,695)	(11,643)
Equity in earnings (losses) of unconsolidated ventures	—	—	(3,037)	—	—	(3,037)
Income tax benefit (expense)	—	(17)	—	—	—	(17)
Net income (loss)	$1,532	$(7,443)	$(3,037)	$1,946	$(7,695)	$(14,697)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Three Months Ended September 30, 2018(1)	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(2)	Total
Rental and resident fee income	$8,788	$63,667	$—	$—	$—	$72,455
Net interest income on debt and securities	—	—	—	1,943	—	1,943
Other revenue	—	846	—	—	169	1,015
Property operating expenses	(255)	(47,100)	—	—	—	(47,355)
Interest expense	(3,270)	(14,325)	—	—	(82)	(17,677)
Transaction costs	—	—	—	—	—	—
Asset management and other fees - related party	—	—	—	—	(5,951)	(5,951)
General and administrative expenses	(14)	(218)	—	(10)	(2,576)	(2,818)
Depreciation and amortization	(3,468)	(22,161)	—	—	—	(25,629)
Impairment loss	—	—	—	—	—	—
Realized gain (loss) on investments and other	—	726	—	—	—	726
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	1,781	(18,565)	—	1,933	(8,440)	(23,291)
Equity in earnings (losses) of unconsolidated ventures	—	—	16,631	—	—	16,631
Income tax benefit (expense)	—	(10)	—	—	—	(10)
Net income (loss)	$1,781	$(18,575)	$16,631	$1,933	$(8,440)	$(6,670)
_______________________________________

(1)
For the three months ended September 30, 2018, the Company did not own any healthcare-related securities as a result of having sold the Class B certificates of its consolidated Investing VIE in March 2018. Subsequent to the sale, the Company was not required to consolidate the related interest income and interest expense of the Investing VIE on the consolidated statements of operations.

(2)	Includes unallocated asset management fee-related party and general and administrative expenses.

The following tables present segment reporting for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Direct Investments
Nine Months Ended September 30, 2019	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Rental and resident fee income	$25,202	$193,624	$—	$—	$—	$218,826
Net interest income on debt and securities	—	—	—	5,771	—	5,771
Other revenue	1	767	—	29	648	1,445
Property operating expenses	(5)	(135,208)	—	—	—	(135,213)
Interest expense	(9,424)	(42,382)	—	—	(102)	(51,908)
Transaction costs	—	(105)	—	—	—	(105)
Asset management and other fees - related party	—	—	—	—	(14,983)	(14,983)
General and administrative expenses	(159)	(17)	—	(28)	(8,006)	(8,210)
Depreciation and amortization	(10,657)	(43,868)	—	—	—	(54,525)
Impairment loss	(146)	(10,000)	—	—	—	(10,146)
Realized gain (loss) on investments and other	5,871	431	—	—	(376)	5,926
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	10,683	(36,758)	—	5,772	(22,819)	(43,122)
Equity in earnings (losses) of unconsolidated ventures	—	—	(7,666)	—	—	(7,666)
Income tax benefit (expense)	—	(38)	—	—	—	(38)
Net income (loss)	$10,683	$(36,796)	$(7,666)	$5,772	$(22,819)	$(50,826)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Nine Months Ended September 30, 2018	Net Lease	Operating	Unconsolidated Investments	Debt and Securities		Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$25,484	$192,374	$—	$—		$—		$217,858	$—	$217,858
Net interest income on debt and securities	—	—	—	6,591	(3)	(314)	(3)	6,277	811	7,088
Other revenue	—	2,228	—	—		464		2,692	—	2,692
Property operating expenses	(1,089)	(140,421)	—	—		—		(141,510)	—	(141,510)
Interest expense	(9,978)	(42,237)	—	—		(193)		(52,408)	—	(52,408)
Other expenses related to securitization trust	—	—	—	—		—		—	(811)	(811)
Transaction costs	—	(762)	—	—		(44)		(806)	—	(806)
Asset management and other fees - related party	—	—	—	—		(17,845)		(17,845)	—	(17,845)
General and administrative expenses	(70)	(664)	—	(34)		(9,159)		(9,927)	—	(9,927)
Depreciation and amortization	(10,187)	(71,756)	—	—		—		(81,943)	—	(81,943)
Impairment loss	(2,456)	(2,783)	—	—		—		(5,239)	—	(5,239)
Unrealized gain (loss) on senior housing mortgage loans and debt held in securitization trust, net	—	—	—	(314)		314		—	—	—
Realized gain (loss) on investments and other	—	726	—	3,495		—		4,221	—	4,221
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	1,704	(63,295)	—	9,738		(26,777)		(78,630)	—	(78,630)
Equity in earnings (losses) of unconsolidated ventures	—	—	3,907	—		—		3,907	—	3,907
Income tax benefit (expense)	—	(40)	—	—		—		(40)	—	(40)
Net income (loss)	$1,704	$(63,335)	$3,907	$9,738		$(26,777)		$(74,763)	$—	$(74,763)
______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

The following table presents total assets by segment as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
September 30, 2019	$376,041	$1,442,651	$282,551	$56,678	$15,097	$2,173,018
December 31, 2018	394,697	1,481,522	264,317	59,620	64,260	2,264,416
_______________________________________

(1)	Represents primarily corporate cash and cash equivalent balances.

13.	Commitments and Contingencies
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
Other
Other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, as well as commitments to fund capital expenditures for certain net lease properties. These commitments do not have a required minimum funding and are limited by agreed upon maximum annual funding amounts.

14.	Subsequent Events
Share Repurchases
For the period from October 1, 2019 through November 7, 2019, the Company repurchased 0.5 million shares for a total of $3.3 million or a price of $7.10 per share under the Share Repurchase Program. Prior to the most recent amendments to the Share Repurchase program, the Company had a total of 12.0 million shares, or $85.0 million, based on its most recently published estimated value per share of $7.10, in unfulfilled repurchase requests. Refer to Note 9, “Stockholders’ Equity” for additional information regarding the Share Repurchase Program.

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
We completed our initial public offering, or our Initial Offering, on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in our initial primary offering, or our Initial Primary Offering, and 2.0 million shares issued pursuant to our distribution reinvestment plan, or our DRP. In addition, we completed our follow-on offering, or our Follow-On Offering, on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in our follow-on primary offering, or our Follow-on Primary Offering, and 4.2 million shares issued pursuant to our DRP. We refer to our Initial Primary Offering and our Follow-on Primary Offering collectively as our Primary Offering and our Initial Offering and Follow-On Offering collectively as our Offering. In December 2015, we registered an additional 30.0 million shares to be offered pursuant to our DRP and continue to offer such shares, however, as of February 1, 2019, we suspended payment of monthly distributions to stockholders. From inception through November 7, 2019, we raised total gross proceeds of $2.0 billion, including $232.6 million in DRP proceeds.
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
Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies, which we refer to collectively as the Managed Companies. As of September 30, 2019, our Sponsor had $53 billion of assets under management, including Colony Capital’s balance sheet investments and third-party managed investments. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of Colony Capital and manages our day-to-day operations pursuant to an advisory agreement.
2019 Significant Developments
Performance Summary
On a same store basis (which excludes properties placed in service and sold during 2018 or 2019), direct operating investments’ rental and resident fee income, net of property operating expenses, decreased to $19.2 million for the three months ended September 30, 2019 as compared to $21.0 million for the three months ended June 30, 2019. The decrease was primarily attributable to non-recurring revenues and service provider incentives recognized during the three months ended June 30, 2019. During the three months ended September 30, 2019, average occupancy of our direct operating investments increased to approximately 81.9% as compared to 81.5% for the three months ended June 30, 2019. Overall, for the nine months ended September 30, 2019, on a same store basis, performance of our direct operating investments has improved, generating rental and resident fee income, net of property operating expenses, of $58.7 million as compared to $51.4 million during the nine months ended September 30, 2018.
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

•	In March 2019, we contributed $2.4 million to the Trilogy joint venture for development initiatives, including senior housing campus development.

•	In June 2019, we contributed $37.4 million to the Griffin-American joint venture to refinance outstanding mortgage debt.

•	In September 2019, the Eclipse joint venture, of which we own 5.6%, sold nine properties within the portfolio. Our proportionate share of the net proceeds generated from the sale totaled $2.1 million.
Liquidity, Capital and Dividends

•	Effective February 1, 2019, our board of directors determined to suspend distributions in order to preserve capital and liquidity.

•	In April 2019, we terminated our revolving credit facility, or our Corporate Facility, which we had not previously drawn upon.

•	In May 2019, we extended the maturity date of our revolving line of credit from an affiliate of Colony Capital, or the Sponsor Line, through December 2021.

•
In July 2019, we refinanced an existing $12.4 million seller note payable, collateralized by a property within the Rochester portfolio, with a $12.8 million mortgage note payable. The new mortgage note carries an interest rate of 2.90% plus LIBOR, with an initial maturity date of August 2021.

Portfolio

•	During the three months ended September 30, 2019, our Winterfell portfolio’s average occupancy was approximately 80%, consistent with the three months ended June 30, 2019.

•
The operating portfolios managed by Watermark Retirement Communities maintained an overall average occupancy of approximately 83% during the three months ended September 30, 2019, consistent with the three months ended June 30, 2019.

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

•
Debt and Securities Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate and commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties. As of September 30, 2019, we had one mezzanine loan.

For financial information regarding our reportable segments, refer to Note 12, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

The following table presents a summary of investments as of September 30, 2019 (dollars in thousands):

		Properties(1)(2)
Investment Type / Portfolio	Amount(3)	Senior Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Net Lease
Watermark Fountains(4)	$288,836	6	—	—	—	6	Various	100.0%
Arbors	126,825	4	—	—	—	4	Northeast	100.0%
Peregrine	10,000	1	—	—	—	1	Northeast/Southeast	100.0%
Subtotal	$425,661	11	—	—	—	11

Direct Investments - Operating
Winterfell	$904,985	32	—	—	—	32	Various	100.0%
Watermark Fountains(4)	356,914	9	—	—	—	9	Various	97.0%
Rochester	219,518	10	—	—	—	10	Northeast	97.0%
Watermark Aqua	116,216	5	—	—	—	5	West/Southwest/Midwest	97.0%
Avamere	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	19,427	1	—	—	—	1	West	100.0%
Kansas City	15,000	2	—	—	—	2	Midwest	100.0%
Subtotal	$1,731,498	64	—	—	—	64

Unconsolidated Investments
Griffin-American	$456,639	92	108	41	9	250	Various	14.3%
Trilogy(5)	350,081	9	—	68	—	77	Various	23.2%
Espresso	318,565	6	—	149	—	155	Various	36.7%
Eclipse(6)	50,437	44	—	23	—	67	Various	5.6%
Solstice(7)	—	—	—	—	—	—	Various	20.0%
Subtotal	$1,175,722	151	108	281	9	549

Debt and Securities Investments
Mezzanine Loan(8)	$75,000	—	—	—	—	—

Total Investments	$3,407,881	226	108	281	9	624
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Excludes properties held for sale.

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

(4)
Watermark Fountains portfolio consists of six wholly-owned net lease properties totaling $288.8 million and nine operating facilities totaling $356.9 million, in which we own a 97.0% interest. One of the operating facilities consists of nine condominium units in which we hold future interests, or the Remainder Interests.

(5)	Includes institutional pharmacy, therapy businesses and lease purchase buy-out options in connection with the Trilogy investment, which are not subject to property count.

(6)
In September 2019, the Eclipse joint venture completed the sale of nine properties within the portfolio. Our proportionate share of the net proceeds generated from the sale totaled approximately $2.1 million.

(7)
Represents our investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, or ISL, a leading management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%.

(8)	Our mezzanine loan was originated to a subsidiary of our joint venture with Formation Capital, LLC, or Formation, and Safanad Management Limited, which we refer to as Espresso.

The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

_______________________________________

(1)	Classification based on predominant services provided, but may include other services.
Our investments include the following types of healthcare facilities as of September 30, 2019:

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
The weighted average resident occupancy of our operating properties was 81.5% during the nine months ended September 30, 2019.
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
Our net lease properties are leased to three operators, with a remaining weighted average lease term of 7.5 years as of September 30, 2019.
Operators and Tenants
The following table presents the operators and tenants of our direct investments as of September 30, 2019 (dollars in thousands):

				Nine Months Ended September 30, 2019
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$114,092	51.8%
Solstice Senior Living	(2)	32	4,000	79,652	36.2%
Avamere Health Services		5	453	12,587	5.7%
Arcadia Management		4	572	7,961	3.6%
Integral Senior Living	(2)	3	162	4,704	2.1%
Peregrine Senior Living	(3)	—	—	598	0.3%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	677	0.3%
Total		75	10,515	$220,271	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice is a joint venture of which affiliates of ISL own 80%.

(3)	In May 2019, we sold the two properties leased to Peregrine Senior Living.

(4)	Tenant has failed to remit rental payments during the nine months ended September 30, 2019. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.

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
Unconsolidated Investments
As of September 30, 2019, our unconsolidated investments included the following:

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

•
Eclipse. We own a 5.6% interest in a $0.9 billion portfolio, based on cost, of SNFs and ALFs leased to, or managed by, a variety of different operators across the United States. Our Sponsor and other minority partners and Formation own 86.4% and 8.0% of this portfolio, respectively.

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
Real Estate Debt and Securities Investments Overview
As of September 30, 2019, our investments in real estate debt secured by healthcare facilities consisted of one mezzanine loan, which matures on January 30, 2021. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above.
The following table presents a summary of our debt investment as of September 30, 2019 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value(2)	Fixed Rate	Unleveraged Current Yield
Espresso Mezzanine loan(1)	1	$75,000	$55,649	10.0%	10.3%
_______________________________________

(1)	Property types underlying the mezzanine loan predominately include SNFs, which are located primarily in the Midwest, Northeast and Southeast regions of the United States.

(2)
As a result of impairments and other non-cash reserves recorded by the joint venture, the carrying value of our Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. We have recorded the excess equity in losses related to our unconsolidated investment as a reduction to the carrying value of our mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of September 30, 2019 and December 31, 2018, the cumulative excess equity in losses included in our mezzanine loan carrying value were $19.2 million and $16.2 million, respectively.

As of September 30, 2019, our debt investment was not performing in accordance with the contractual terms of its governing documents.  The Espresso mezzanine loan is secured by a joint venture that has several sub-portfolios, one of which has a tenant lease in default.  The underlying tenant default has resulted in default under the senior loan with respect to the applicable sub-portfolio, which in turn resulted in a default under our mezzanine loan as of September 30, 2019.  We are actively monitoring the actions of the senior lender and assessing our rights and remedies.  We continue to assess the collectability of principal and interest. As of November 7, 2019, contractual debt service on the Espresso mezzanine loan has been paid in accordance with contractual terms.

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
Formation provides asset management services to us in connection with the Eclipse and Espresso joint ventures. Our Advisor, under the direction of its investment committee, supervises Formation and retains ultimate oversight and responsibility for the management of our portfolio.
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
Notwithstanding the growth in the industry and demographics, economic and healthcare market uncertainty has had a negative impact, weakening the market’s fundamentals and ultimately reducing tenants/operators’ ability to make rent payments in accordance with the contractual terms of the respective leases, as well as reduced income for our operating investments. In addition, increased development and competitive pressures has had an impact on some of our assets. During the third quarter of 2019, the industry seniors housing occupancy averaged 88.0%; an increase of 30 basis points from the second quarter of 2019 (source: The National Investment Centers for Senior Housing & Care, or NIC). However, occupancy has declined or remained flat in 13 of the last 15 quarters (source: NIC). Seniors housing under construction as a share of inventory declined to 6.7% in the second quarter of 2019, compared to a peak of 7.7% in the fourth quarter of 2017 (source: NIC). Further, a tight labor market and competition to attract quality staff continues to drive increased wages and personnel costs, resulting in lower margins. To the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected and decreased cash flow, in turn, is expected to impact the value of underlying properties and the borrowers’ ability to service their outstanding loans and repay the loans at maturity.
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
We recorded impairment losses totaling $10.1 million on our operating real estate and held for sale investments during the nine months ended September 30, 2019. The impairment recognized in 2019 to date includes $10.0 million for an operating property within the Rochester portfolio with continuing poor performance and sustained declines in occupancy, as well as $0.1 million to reflect an updated estimated fair value for a net lease property previously designated held for sale.
During the year ended December 31, 2018, we recorded impairment losses totaling $31.0 million for operating real estate and held for sale assets that are included on our consolidated balance sheets as of September 30, 2019. Impairment was recorded as a result of occupancy and performance declines for specific properties, as well as a result of designating a property and its operations as held for sale. Further, the unconsolidated ventures in which we invest recorded impairments and reserves during the year ended December 31, 2018, of which we recorded our proportionate share through equity in earnings on our consolidated statements of operations. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended by Amendment No. 1 on Form 10-K/A, for additional information regarding impairment recorded in prior years.

Results of Operations
Comparison of the Three Months Ended September 30, 2019 to September 30, 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Property and other revenues
Resident fee income	$32,283	$32,469	$(186)	(0.6)%
Rental income	40,410	39,986	424	1.1%
Other revenue	85	1,015	(930)	(91.6)%
Total property and other revenues	72,778	73,470	(692)	(0.9)%
Net interest income
Interest income on debt investments	1,946	1,943	3	0.2%
Interest income on mortgage loans held in a securitized trust	—	—	—	NA
Interest expense on mortgage obligations issued by a securitization trust	—	—	—	NA
Net interest income	1,946	1,943	3	0.2%

Expenses
Real estate properties - operating expenses	45,359	47,355	(1,996)	(4.2)%
Interest expense	17,218	17,677	(459)	(2.6)%
Other expenses related to securitization trust	—	—	—	NA
Transaction costs	29	—	29	NA
Asset management and other fees-related party	4,994	5,951	(957)	(16.1)%
General and administrative expenses	2,807	2,818	(11)	(0.4)%
Depreciation and amortization	16,164	25,629	(9,465)	(36.9)%
Total expenses	86,571	99,430	(12,859)	(12.9)%
Other income (loss)
Realized gain (loss) on investments and other	204	726	(522)	(71.9)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(11,643)	(23,291)	11,648	(50.0)%
Equity in earnings (losses) of unconsolidated ventures	(3,037)	16,631	(19,668)	(118.3)%
Income tax benefit (expense)	(17)	(10)	(7)	70.0%
Net income (loss)	$(14,697)	$(6,670)	$(8,027)	120.3%
Revenues
Resident Fee Income
The following table presents resident fee income generated during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store AL/MC/CCRC properties (placed in service - 2017 and prior)	$31,903	$31,089	$814	2.6%
Properties placed in service - 2018	380	—	380	NA
Properties sold	—	1,380	(1,380)	(100.0)%
Total resident fee income	$32,283	$32,469	$(186)	(0.6)%
Resident fee income decreased $0.2 million primarily as a result of the sale of an operating facility in the Fountains portfolio in the fourth quarter of 2018, partially offset by billing rate increases for the Watermark Aqua and Fountains portfolios and revenue generated from the Pinebrook memory care facility opened in October 2018.

Rental Income
The following table presents rental income generated during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store IL properties (placed in service - 2017 and prior)	$32,207	$31,198	$1,009	3.2%
Same store net lease properties (placed in service - 2017 and prior)	8,203	8,435	(232)	(2.8)%
Properties sold	—	353	(353)	(100.0)%
Total rental income	$40,410	$39,986	$424	1.1%
Rental income increased $0.4 million primarily due to non-recurring services and fees at our IL properties, which were recorded as rental income during the three months ended September 30, 2019 as a result of the adoption of the new lease accounting standard and were previously recorded as other revenue. The increase was partially offset by lower rental income recognized from our net lease properties as a result of tenants not remitting rental payments and properties sold.
Other Revenue
As a result of the adoption of the new lease accounting standard, non-recurring services and fees at our operating facilities were reclassified into rental and resident fee income beginning in the first quarter of 2019. For the three months ended September 30, 2019, other revenue primarily represents non-recurring service provider incentives recognized by the Winterfell portfolio, as well as interest earned on uninvested cash.
Net Interest Income
Net interest income for the three months ended September 30, 2019 and 2018 was generated from our mezzanine loan, which carries a 10.0% fixed interest rate. Accordingly, net interest income for the three months ended September 30, 2019 is comparable to the three months ended September 30, 2018.
Expenses
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$23,526	$23,319	$207	0.9%
IL properties	21,392	22,434	(1,042)	(4.6)%
Net lease properties	5	255	(250)	(98.0)%
Properties placed in service - 2018	436	14	422	3,014.3%
Properties sold	—	1,333	(1,333)	(100.0)%
Total property operating expenses	$45,359	$47,355	$(1,996)	(4.2)%
Property operating expenses decreased $2.0 million, primarily due to the sale of an operating facility in the Fountains portfolio in the fourth quarter of 2018, as well as expense savings realized in the Winterfell portfolio throughout 2019.

Interest Expense
The following table presents interest expense incurred during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$5,187	$5,241	$(54)	(1.0)%
IL properties	9,006	9,035	(29)	(0.3)%
Net lease properties	3,025	3,159	(134)	(4.2)%
Properties sold	—	160	(160)	(100.0)%
Corporate	—	82	(82)	(100.0)%
Total interest expense	$17,218	$17,677	$(459)	(2.6)%
Interest expense decreased $0.5 million, primarily as a result of early repayment of the Peregrine portfolio’s mortgage note, as well as lower borrowings balances during the three months ended September 30, 2019 due to continued principal amortization.
Transaction Costs
Transaction costs for the three months ended September 30, 2019 are primarily costs incurred for the Rochester operator license transfer.
Asset Management and Other Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management and other fees - related party decreased $1.0 million as a result of a lower estimated net asset value established in December 2018.
General and Administrative Expenses
General and administrative expenses remained consistent during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Depreciation and Amortization
The following table presents depreciation and amortization expense incurred during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$4,938	$4,614	$324	7.0%
IL properties	7,586	17,547	(9,961)	(56.8)%
Net lease properties	3,595	3,365	230	6.8%
Properties placed in service - 2018	45	—	45	NA
Properties sold	—	103	(103)	(100.0)%
Total depreciation and amortization expense	$16,164	$25,629	$(9,465)	(36.9)%
Depreciation and amortization expense decreased $9.5 million, primarily as a result of intangible assets becoming fully amortized in the Winterfell and Rochester portfolios.
Other Income (Loss)
Realized Gain (Loss) on Investments and Other
During the three months ended September 30, 2019, realized gain of $0.2 million primarily related to the sale of a Remainder Interest unit within the Watermark Fountains portfolio. During the three months ended September 30, 2018, realized gain of $0.7 million primarily related to the sale of Remainder Interests, net of a loss generated from the sale of the Franklin facility in the Watermark Fountains portfolio.

Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018			2019	2018
Portfolio	Equity in Earnings (Losses)		Select Revenues and (Expenses), net(1)		Equity in Earnings, less Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$1,090	$(69)	$750	$(462)	$340	$393	$(53)	(13.5)%	$2,286	$176
Envoy	—	339	—	64	—	275	(275)	(100.0)%	—	283
Griffin-American	(3,626)	(1,805)	(6,234)	(4,688)	2,608	2,883	(275)	(9.5)%	1,030	1,771
Espresso	(667)	17,886	(2,274)	15,982	1,607	1,904	(297)	(15.6)%	—	—
Trilogy	156	239	(3,776)	(3,659)	3,932	3,898	34	0.9%	1,451	1,450
Subtotal	$(3,047)	$16,590	$(11,534)	$7,237	$8,487	$9,353	$(866)	(9.3)%	$4,767	$3,680
Operator Platform(2)	10	41	—	—	10	41	(31)	(75.6)%	—	15
Total	$(3,037)	$16,631	$(11,534)	$7,237	$8,497	$9,394	$(897)	(9.5)%	$4,767	$3,695
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)	Represents our investment in Solstice.
Equity in earnings of unconsolidated ventures decreased by $19.7 million to a loss of $3.0 million, primarily due to one-time events in the Espresso joint venture, which recorded a liability extinguishment gain during the three months ended September 30, 2018. Our proportionate share of the gained totaled $14.1 million.
Equity in earnings, net of select revenues and expenses, decreased $0.9 million, primarily due non-recurring income recognized by the Espresso joint venture during three months ended September 30, 2018, as well as declines in rental and reimbursement income recognized by the Griffin-American joint venture.
Income Tax Benefit (Expense)
Income tax expense for the three months ended September 30, 2019 was $17,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the three months ended September 30, 2018 was $10,000.

Comparison of the Nine Months Ended September 30, 2019 to September 30, 2018 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Property and other revenues
Resident fee income	$97,658	$98,232	$(574)	(0.6)%
Rental income	121,168	119,626	1,542	1.3%
Other revenue	1,445	2,692	(1,247)	(46.3)%
Total property and other revenues	220,271	220,550	(279)	(0.1)%
Net interest income
Interest income on debt investments	5,771	5,763	8	0.1%
Interest income on mortgage loans held in a securitized trust	—	5,149	(5,149)	(100.0)%
Interest expense on mortgage obligations issued by a securitization trust	—	(3,824)	3,824	(100.0)%
Net interest income	5,771	7,088	(1,317)	(18.6)%

Expenses
Real estate properties - operating expenses	135,213	141,510	(6,297)	(4.4)%
Interest expense	51,908	52,408	(500)	(1.0)%
Other expenses related to securitization trust	—	811	(811)	(100.0)%
Transaction costs	105	806	(701)	(87.0)%
Asset management and other fees-related party	14,983	17,845	(2,862)	(16.0)%
General and administrative expenses	8,210	9,927	(1,717)	(17.3)%
Depreciation and amortization	54,525	81,943	(27,418)	(33.5)%
Impairment loss	10,146	5,239	4,907	93.7%
Total expenses	275,090	310,489	(35,399)	(11.4)%
Other income (loss)
Realized gain (loss) on investments and other	5,926	4,221	1,705	40.4%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(43,122)	(78,630)	35,508	(45.2)%
Equity in earnings (losses) of unconsolidated ventures	(7,666)	3,907	(11,573)	(296.2)%
Income tax benefit (expense)	(38)	(40)	2	(5.0)%
Net income (loss)	$(50,826)	$(74,763)	$23,937	(32.0)%
Revenues
Resident Fee Income
The following table presents resident fee income generated during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store AL/MC/CCRC properties (placed in service - 2017 and prior)	$96,731	$92,708	$4,023	4.3%
Properties placed in service - 2018	927	—	927	NA
Properties sold	—	5,524	(5,524)	(100.0)%
Total resident fee income	$97,658	$98,232	$(574)	(0.6)%
Resident fee income decreased $0.6 million primarily due to the sale of an operating facility in the Fountains portfolio in the fourth quarter of 2018. On a same store basis, resident fee income increased $4.0 million primarily as a result of non-recurring income recognized in the Fountains portfolio, billing rate increases for the Watermark Aqua and Fountains portfolios and a one-time adjustment recorded for properties within the Rochester portfolio during the nine months ended September 30, 2018.

Rental Income
The following table presents rental income generated during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store IL properties (placed in service - 2017 and prior)	$95,966	$94,142	$1,824	1.9%
Same store net lease properties (placed in service - 2017 and prior)	24,604	24,371	233	1.0%
Properties sold	598	1,113	(515)	(46.3)%
Total rental income	$121,168	$119,626	$1,542	1.3%
Rental income increased $1.5 million primarily due to non-recurring services and fees at our IL properties, which were recorded as rental income during the nine months ended September 30, 2019 as a result of the adoption of the new lease accounting standard and were previously recorded as other revenue. One-time lease incentive write-offs recorded during nine months ended September 30, 2018, as a result of a net lease tenant not remitting rental payments also contributed to the variance.
Other Revenue
As a result of the adoption of the new lease accounting standard, non-recurring services and fees at our operating facilities were reclassified into rental and resident fee income, which resulted in a decrease to other revenue for the nine months ended September 30, 2019 as compared to nine months ended September 30, 2018. The decrease was offset by non-recurring service provider incentives recognized by the Winterfell portfolio, as well as interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $1.3 million primarily as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018.
Expenses
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$69,146	$68,330	$816	1.2%
IL properties	64,863	67,075	(2,212)	(3.3)%
Net lease properties	5	1,089	(1,084)	(99.5)%
Properties placed in service - 2018	1,199	—	1,199	NA
Properties sold	—	5,016	(5,016)	(100.0)%
Total property operating expenses	$135,213	$141,510	$(6,297)	(4.4)%
Property operating expenses decreased $6.3 million, primarily due to the sale of an operating facility in the Fountains portfolio in the fourth quarter of 2018, as well as expense savings realized in the Winterfell portfolio. One-time bad debt expense for straight-line rent was recorded during the nine months ended September 30, 2018, as a result of a net lease portfolio tenant not remitting rental payments, which also contributed to the variance.

Interest Expense
The following table presents interest expense incurred during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$15,544	$15,272	$272	1.8%
IL properties	26,837	26,722	115	0.4%
Net lease properties	9,178	9,542	(364)	(3.8)%
Properties sold	247	679	(432)	(63.6)%
Corporate	102	193	(91)	(47.2)%
Total interest expense	$51,908	$52,408	$(500)	(1.0)%
Interest expense decreased by $0.5 million, as a result of lower mortgage notes balances during the nine months ended September 30, 2019 due to continued principal amortization and loan payoffs, offset by increases in LIBOR.
Other Expenses Related to Securitization Trust
Other expenses related to securitization trust were not incurred during the nine months ended September 30, 2019 as our investment in the Freddie Mac securitization was sold in the first quarter of 2018. Securitization trust expenses were primarily comprised of fees paid to Freddie Mac, the original issuer, as guarantor of the interest and principal payments related to the investment grade securitization bonds.
Transaction Costs
Transaction costs for the nine months ended September 30, 2019 are primarily residual costs incurred for the Rochester operator license transfer. Transaction costs for the nine months ended September 30, 2018 are primarily as a result of costs incurred for the Winterfell and Bonaventure operator transition.
Asset Management and Other Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management and other fees - related party decreased $2.9 million as a result of a lower estimated net asset value established in December 2018.
General and Administrative Expenses
General and administrative expenses decreased $1.7 million, primarily as a result of lower corporate overhead costs and direct corporate expenses, including legal, accounting and other professional fees incurred during the nine months ended September 30, 2019.
Depreciation and Amortization
The following table presents depreciation and amortization expense incurred during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$14,690	$15,744	$(1,054)	(6.7)%
IL properties	29,042	55,907	(26,865)	(48.1)%
Net lease properties	10,555	9,879	676	6.8%
Properties placed in service - 2018	135	—	135	NA
Properties sold	103	413	(310)	(75.1)%
Total depreciation and amortization expense	$54,525	$81,943	$(27,418)	(33.5)%
Depreciation and amortization expense decreased $27.4 million, primarily as a result of intangible assets becoming fully amortized in the Winterfell and Rochester portfolios.

Impairment Loss
During the nine months ended September 30, 2019, impairment loss of $10.1 million was recorded, consisting of $10.0 million recognized for an operating property within the Rochester portfolio with continuing poor performance and sustained declines in occupancy, as well as $0.1 million to reflect an updated estimated fair value for a net lease property within the Peregrine portfolio previously designated held for sale.
During the nine months ended September 30, 2018, impairment loss of $5.2 million was recorded, consisting of $2.8 million recognized as a result of estimating the fair value of an operating facility in the Fountains portfolio upon its reclassification to held for sale and $2.4 million related to a property within the Peregrine net lease portfolio, due to deteriorating operating results of the tenant resulting in failure to remit rental payments.
Other Income (Loss)
Realized Gain (Loss) on Investments and Other
During the nine months ended September 30, 2019, realized gains of $5.9 million related to the sale of the properties within the Peregrine portfolio and Remainder Interests in the Fountains portfolio. During the nine months ended September 30, 2018, realized gains totaled $4.2 million, primarily recognized from the sale of our investment in the Freddie Mac securitization and sales of Remainder Interests, net of losses generated from the sale of the Franklin facility in the Watermark Fountains portfolio.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018			2019	2018
Portfolio	Equity in Earnings (Losses)		Select Revenues and (Expenses), net(1)		Equity in Earnings, less Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$758	$11	$(402)	$(1,304)	$1,160	$1,315	$(155)	(11.8)%	$2,573	$621
Envoy	96	(29)	(822)	(300)	918	271	647	238.7%	4,339	283
Griffin-American	(7,654)	(3,692)	(16,046)	(13,500)	8,392	9,808	(1,416)	(14.4)%	5,581	4,193
Espresso	(3,034)	6,331	(6,324)	2,296	3,290	4,035	(745)	(18.5)%	—	—
Trilogy	2,188	1,137	(10,433)	(11,244)	12,621	12,381	240	1.9%	4,353	4,816
Subtotal	$(7,646)	$3,758	$(34,027)	$(24,052)	$26,381	$27,810	$(1,429)	(5.1)%	$16,846	$9,913
Operator Platform(2)	(20)	149	—	—	(20)	149	(169)	(113.4)%	—	107
Total	$(7,666)	$3,907	$(34,027)	$(24,052)	$26,361	$27,959	$(1,598)	(5.7)%	$16,846	$10,020
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)	Represents our investment in Solstice.
Equity in earnings of unconsolidated ventures decreased by $11.6 million to a loss of $7.7 million, primarily due to expenses recognized related to the Griffin-American joint venture debt refinancing during the nine months ended September 30, 2019 and a liability extinguishment gain recognized in the Espresso joint venture during the nine months ended September 30, 2018.
Equity in earnings, net of select revenues and expenses, decreased $1.6 million, primarily due to declines in rental and reimbursement income recognized by the Griffin-American joint venture as well as non-recurring operating costs recognized by the Espresso joint venture during nine months ended September 30, 2019. The decrease was partially offset by an increase in the Envoy joint venture, which recognized residual earnings upon the completion of the sale of its remaining operating assets during the nine months ended September 30, 2019.
Income Tax Benefit (Expense)
Income tax expense for the nine months ended September 30, 2019 was $38,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the nine months ended September 30, 2018 was $40,000.

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
We currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months. For additional information regarding our liquidity needs and capital resources, see below. As of November 7, 2019, we had approximately $28.2 million of unrestricted cash.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties, rental income from our net leased properties and interest from our debt investment, as well as distributions from our investments in unconsolidated ventures. Net cash provided by operating activities was $20.0 million for the nine months ended September 30, 2019.
A substantial majority of our properties, or 79.8% of our assets, excluding our unconsolidated ventures and properties designated held for sale, are operating properties whereby we are directly exposed to various operational risks. During the nine months ended September 30, 2019, our cash flow from operations continues to be negatively impacted by, among other things, declines in occupancy, rate pressures and increases in operating expenses, particularly tied to increased labor and benefits costs.
In addition, we have significant joint ventures, with unconsolidated joint ventures and consolidated joint ventures representing 35.3% and 20.8%, respectively, of our total real estate equity investments as of September 30, 2019, and we may not be able to control the timing of distributions from these investments, if any.
Borrowings
We use asset-level financing as part of our investment strategy and are required to make recurring principal and interest payments on our borrowings. As of September 30, 2019, we had $1.5 billion of consolidated asset-level borrowings outstanding. During nine months ended September 30, 2019, we paid $17.1 million in recurring principal and interest payments on these borrowings.
Our unconsolidated joint ventures also have significant asset level borrowings. In June 2019, our Griffin-American joint venture completed the refinancing of its prior $1.7 billion consolidated healthcare loan maturing in December 2019.  The new interest-only loan totals $1.5 billion with a five-year term, inclusive of extension options. The collateral package for the new loan includes 158 U.S. healthcare properties, but excludes certain assets that were collateral for the previous loan. We have contributed our proportionate share of additional equity to the joint venture to complete the refinancing, which totaled approximately $37.4 million.
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
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-

cash reserves and depreciation. As of September 30, 2019, our leverage was 61.4% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of September 30, 2019, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 62.6%.
Capital Expenditures, Development and Redevelopment Activities
We are responsible for capital expenditures for our operating properties and, from time to time, may also fund capital expenditures for certain net leased properties. We continue to invest capital into our operating portfolio in order to maintain market position, as well as functional and operating standards. During the nine months ended September 30, 2019, we spent $14.6 million on recurring capital expenditures for our direct investments. In addition, we will continue to execute on and identify strategic development opportunities for our existing investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide an optimal mix of services, increase operating income, achieve property stabilization and enhance the overall value of our assets.
We are also party to certain agreements that contemplate development of healthcare properties funded by us and our joint venture partners. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences under our joint venture governing documents for any such failure to fund.
Disposition of Investments
We also evaluate dispositions of non-core investments to provide an additional source of liquidity. In March 2019, the Envoy joint venture, of which we own 11.4%, completed the sale of the remaining 11 properties in the portfolio, for a sales price of $118.0 million. Our proportionate share of the net proceeds generated from the sale totaled $4.3 million. In May 2019, we completed the sale of two properties within the Peregrine portfolio for $19.7 million, generating net proceeds of $3.3 million, after the repayment of the outstanding mortgage principal balance of $16.4 million and transaction costs. In September 2019, the Eclipse joint venture, of which we own 5.6%, sold nine properties within the portfolio. Our proportionate share of the net proceeds generated from the sale totaled $2.1 million.
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
Repurchases
We have adopted a Share Repurchase Program effective August 7, 2012, as most recently amended in October 2018, which enables stockholders to sell their shares to us in limited circumstances. In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we will only repurchase shares in connection with the death or qualifying disability of a stockholder. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. During the nine months ended September 30, 2019, we repurchased 1.0 million shares for an aggregate amount of $7.4 million. Refer to Note 9, “Stockholders’ Equity” and Note 14, “Subsequent Events” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
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

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2019	2018	2019 vs. 2018 Change
Operating activities	$20,043	$20,000	$43
Investing activities	(17,047)	34,691	(51,738)
Financing activities	(47,336)	(71,681)	24,345
Net increase (decrease) in cash, cash equivalents and restricted cash	$(44,340)	$(16,990)	$(27,350)
Nine Months Ended September 30, 2019 compared to September 30, 2018
Operating Activities
Net cash provided by operating activities totaled $20.0 million for the nine months ended September 30, 2019, which was comparable to operating activities cash flows for the nine months ended September 30, 2018. Improved performance in our operating investments was partially offset by lower interest income due to the sale of our investment in the Freddie Mac securitization in March 2018.
Investing Activities
Our cash flows from investing activities are generally used to fund investment improvements and acquisitions, net of any investment dispositions. Net cash used in investing activities was $17.0 million for the nine months ended September 30, 2019 compared to net cash provided by investing activities of $34.7 million for the nine months ended September 30, 2018. Cash flows used in investing activities for the nine months ended September 30, 2019 primarily relate to the Griffin-American capital contribution funded in June 2019, partially offset by the proceeds from the Peregrine properties sale and distributions received from the Envoy and Eclipse joint ventures upon the sale of underlying operating assets. Cash flows provided by investing activities for the nine months ended September 30, 2018 primarily relate to the sale of our investment in the Freddie Mac securitization, partially offset by additional capital improvements to existing investments.
The following table presents cash used for capital expenditures during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, excluding capital expenditures made at our unconsolidated ventures (dollars in thousands):

	Nine Months Ended September 30,
Capital Expenditures	2019	2018	2019 vs. 2018 Change
Development projects	$—	$3,320	$(3,320)
Recurring	14,644	16,683	(2,039)
Total improvement of operating real estate investments	$14,644	$20,003	$(5,359)
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock and changes in our mortgage notes payable. Cash flows used in financing activities was $47.3 million for the nine months ended September 30, 2019 compared to $71.7 million for the nine months ended September 30, 2018. The decrease in cash used of $24.3 million was primarily attributable to the suspension of dividends in February 2019 and amended share repurchase program in October 2018, partially offset by the Peregrine portfolio mortgage repayment in May 2019.
Off-Balance Sheet Arrangements
As of September 30, 2019, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.

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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to our Advisor for the nine months ended September 30, 2019 and the amount due to related party as of September 30, 2019 and December 31, 2018 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2018	Nine Months Ended September 30, 2019			Due to Related Party as of September 30, 2019 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,665	$14,983	$(14,983)	(2)	$1,665
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,010	7,589	(8,918)		2,681
Total		$5,675	$22,572	$(23,901)		$4,346
_______________________________________

(1)	We did not incur any disposition fees during the nine months ended September 30, 2019, nor were any such fees outstanding as of September 30, 2019.

(2)	Includes $7.5 million paid in shares of our common stock.

(3)	As of September 30, 2019, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us.
Pursuant to our advisory agreement, for the nine months ended September 30, 2019, we issued 1.1 million shares totaling $7.5 million, based on the share price on the date of each issuance, to an affiliate of our Advisor as part of its asset management fee.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and us, who owns 20.0%. For the nine months ended September 30, 2019, we recognized property management fee expense of $3.9 million paid to Solstice related to the Winterfell portfolio.

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
Colony Capital Line of Credit
In October 2017, we obtained our Sponsor Line for up to $15.0 million at an interest rate of 3.5% plus LIBOR. Our Sponsor Line has an initial one year term, with an extension option of six months. Our Sponsor Line was approved by our board of directors, including all of our independent directors. In November 2017, the borrowing capacity under our Sponsor Line was increased to $35.0 million. In March 2018, our Sponsor Line maturity was extended through December 2020. As of December 31, 2018, we had drawn and fully repaid $25.0 million under our Sponsor Line. We did not utilize our Sponsor Line during the nine months ended September 30, 2019.
Recent Developments
Share Repurchases
For the period from October 1, 2019 through November 7, 2019, we repurchased 0.5 million shares for a total of $3.3 million or a price of $7.10 per share under our Share Repurchase Program. Prior to the most recent amendments to our Share Repurchase program, we had a total of 12.0 million shares, or $85.0 million, based on our most recently published estimated value per share of $7.10, in unfulfilled repurchase requests. Refer to Item 1. “Financial Statements,” Note 9, “Stockholders’ Equity” for additional information regarding our Share Repurchase Program.
Borrowings
In October 2019, the Griffin-American joint venture refinanced a £212 million loan on a portfolio of senior housing assets in the United Kingdom with an interest rate of LIBOR plus 4.25% with a new £223 million fully extended five-year loan with an interest rate of LIBOR plus 3.75%. The transaction did not require any additional capital from the joint venture partners.
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
We believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and stockholders in assessing our future operating performance once our organization and offering, and acquisition and development stages are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-traded REITs, including if we were to extend our acquisition and development stage or if we determined not to pursue an exit strategy.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(14,624)	$(6,604)	$(50,387)	$(74,366)
Adjustments:
Depreciation and amortization	16,164	25,629	54,525	81,943
Impairment losses of depreciable real estate	—	—	10,146	4,514
Depreciation and amortization related to unconsolidated ventures	7,942	8,941	23,802	25,676
Depreciation and amortization related to non-controlling interests	(158)	(170)	(471)	(629)
Impairment loss on real estate related to non-controlling interests	—	—	(300)	(62)
Realized (gain) loss from sales of property	—	(63)	(6,104)	(63)
Realized gain (loss) from sales of property related to non-controlling interests	—	2	—	2
Realized (gain) loss from sales of property related to unconsolidated ventures	—	(9)	(85)	2,713
Impairment losses of depreciable real estate held by unconsolidated ventures	1,102	990	1,617	1,316
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$10,426	$28,716	$32,743	$41,044
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$10,426	$28,716	$32,743	$41,044
Adjustments:
Acquisition fees and transaction costs	29	—	105	796
Straight-line rental (income) loss	(50)	(248)	(478)	628
Amortization of premiums, discounts and fees on investments and borrowings	1,235	1,184	3,673	3,588
Amortization of discounts on healthcare-related securities	—	—	—	314
Adjustments related to unconsolidated ventures(1)	2,490	(17,159)	8,693	(5,653)
Adjustments related to non-controlling interests	(6)	10	(21)	(29)
Realized (gain) loss on investments and other	(204)	(663)	178	(4,158)
Impairment of assets other than real estate	—	—	—	725
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$13,920	$11,840	$44,893	$37,255
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

The following table presents distributions declared for the nine months ended September 30, 2019 and year ended December 31, 2018 (dollars in thousands):

	Nine Months Ended September 30, 2019		Year Ended December 31, 2018
Distributions(1)
Cash	$2,991		$32,739
DRP	2,422		30,517
Total	$5,413		$63,256

Sources of Distributions(1)
FFO(2)	$5,413	100%	$33,011	52%
Offering proceeds - Other	—	—%	30,245	48%
Total	$5,413	100%	$63,256	100%

Cash Flow Provided by (Used in) Operations	$20,043		$27,986
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through September 30, 2019, we declared $433.8 million in distributions. Cumulative FFO for the period from April 5, 2013 through September 30, 2019 was $80.4 million.

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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of September 30, 2019, 11.8% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. As of September 30, 2019, all floating rate liabilities outstanding related to mortgage notes payable of our direct operating investments. As of September 30, 2019, we had one line of credit which carries a floating interest rate, with no outstanding liabilities.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of September 30, 2019, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.7 million annually. We did not have any floating rate real estate debt investments as of September 30, 2019.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of September 30, 2019, we had one fixed-rate debt investment with a carrying value of $55.6 million.
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
For the nine months ended September 30, 2019, the Espresso mezzanine loan contributed 100.0% of interest income. As of September 30, 2019, one borrower, a subsidiary of the Espresso joint venture, represents 100.0% of the aggregate principal amount of our debt investments. The Espresso joint venture has several sub-portfolios, one of which has a tenant lease in default.  The underlying tenant default resulted in a default under the senior loan with respect to the applicable sub-portfolio, which in turn resulted in a default under the Espresso mezzanine loan as of September 30, 2019.  We are actively monitoring the actions of the senior lender and assessing our rights and remedies.  We continue to assess the collectability of principal and interest.
Risk Concentration
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures as of September 30, 2019 (dollars in thousands):

				Nine Months Ended September 30, 2019
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$114,092	51.8%
Solstice Senior Living	(2)	32	4,000	79,652	36.2%
Avamere Health Services		5	453	12,587	5.7%
Arcadia Management		4	572	7,961	3.6%
Integral Senior Living	(2)	3	162	4,704	2.1%
Peregrine Senior Living	(3)	—	—	598	0.3%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	677	0.3%
Total		75	10,515	$220,271	100.0%
_______________________________________

(1)	Represents rooms for ALF and ILF and beds for MCF and SNF, based on predominant type.

(2)	Solstice is a joint venture of which affiliates of ISL own 80%.

(3)	In May 2019, we sold the two properties leased to Peregrine Senior Living.

(4)	Tenant has failed to remit rental payments during the nine months ended September 30, 2019. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.

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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 22, 2019, as amended by Amendment No. 1 on Form 10-K/A, which was filed with the SEC on September 16, 2019, except as noted below.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. For the nine months ended September 30, 2019, we declared distributions of $5.4 million compared to cash provided by operating activities of $20.0 million. For the declared distributions during the nine months ended September 30, 2019, $5.4 million, or 100.0%, of the distributions declared were paid using cash flow from operations. For the year ended December 31, 2018, we declared distributions of $63.3 million compared to cash provided by operating activities of $28.0 million. For the declared distributions during the year ended December 31, 2018, $35.3 million, or 55.8%, of the distributions declared were paid using sources other than cash flow from operations.
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

For the nine months ended September 30, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31		—	—
February 1 to February 28	278,579	$7.10	278,579	(1)
March 1 to March 31		—	—
April 1 to April 30		—	—
May 1 to May 31	451,229	7.10	451,229	(1)
June 1 to June 30		—	—
July 1 to July 31
August 1 to August 31	314,637	7.10	314,637	(1)
September 1 to September 30
Total	1,044,445	$7.10	1,044,445
_______________________________________

(1)	Subject to funds being available, the limits under our Share Redemption Program were amended in October 2018, as described in further detail below.
Prior to the most recent amendments to our Share Repurchase Program, we had a total of 12.0 million shares, or $85.0 million, based on our most recently published estimated value per share of $7.10, in unfulfilled repurchase requests. For additional information, refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
Unregistered Sales of Equity Securities
On April 30, 2019, May 31, 2019 and June 28, 2019, we issued 1.1 million shares of common stock at $7.10 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
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
The following materials from the NorthStar Healthcare Income, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Equity (unaudited) for the three and nine months ended September 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements (unaudited)

______________________________________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	November 8, 2019	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer