Form 10-K
period 2019-12-31
NorthStar Healthcare Income, Inc.
filed 2020-03-23
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act : Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 189,058,528 shares outstanding as of March 19, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement related to the registrant’s 2020 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	our ability to manage our liquidity and access to capital;

•	our ability to implement our business strategy;

•	our dependence on our managers and tenants to operate our properties successfully and in compliance with applicable law and the terms of our borrowings;

•
the ability and willingness of our tenants, operators, managers and other third parties to satisfy their respective obligations to us, including in some cases their obligation to indemnify us from and against various claims and liabilities;

•	the ability of our property managers and tenants to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to us and third parties;

•
factors that can cause volatility in our operating income generated by our operating properties, including without limitation national and regional economic conditions, development of new competing properties, costs and availability of food, materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, actual or threatened public health epidemics or outbreaks, such as coronavirus, and the timely delivery of accurate property-level financial results for those properties;

•
the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event of a termination or default;

•	our ability to comply with the terms of our borrowings, which depends in part on the performance of our tenants and managers;

•	the nature and extent of future competition, including new construction in the markets in which our assets are located;

•	the extent and timing of future healthcare reform and regulation, including changes in reimbursement policies, procedures and rates;

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

•	our use of leverage;

•	the impact of fluctuations in interest rates;

•	illiquidity of properties, joint venture or debt investments in our portfolio;

•	our ability to make distributions to our stockholders;

•	the lack of a public trading market for our shares;

•	the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;

•	the potential failure to maintain effective internal controls and disclosure controls and procedures;

•	regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;

•	legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs;

•	our ability to maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	the loss of our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act; and

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
We completed our initial public offering, or our Initial Offering, on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in our initial primary offering, or our Initial Primary Offering, and 2.0 million shares issued pursuant to our distribution reinvestment plan, or our DRP. In addition, we completed our follow-on offering, or our Follow-On Offering, on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in our follow-on primary offering, or our Follow-on Primary Offering, and 4.2 million shares issued pursuant to our DRP. We refer to our Initial Primary Offering and our Follow-on Primary Offering collectively as our Primary Offering and our Initial Offering and Follow-On Offering collectively as our Offering. In December 2015, we registered an additional 30.0 million shares to be offered pursuant to our DRP. From inception through March 19, 2020, we raised total gross proceeds of $2.0 billion, including $232.6 million in DRP proceeds.
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
Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies, which we refer to collectively as the Managed Companies. As of December 31, 2019, our Sponsor had $49 billion of assets under management, including Colony Capital’s balance sheet investments and third-party managed investments. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of Colony Capital and manages our day-to-day operations pursuant to an advisory agreement.
Our Strategy
Our primary objective is to invest in our portfolio and manage liquidity in order to maximize shareholder value. The key elements of our strategy include:

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

•
Financing Strategy. We use asset-level financing as part of our investment strategy to leverage our investments while managing refinancing and interest rate risk. We typically finance our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing. In addition, our Sponsor has made available a revolving line of credit to provide additional short-term liquidity as needed. Refer to “Liquidity and Capital Resources” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Our Investments
We have invested in independent living facilities, or ILFs, assisted living facilities, or ALFs, memory care facilities, or MCFs, and continuing care retirement communities, or CCRCs, which we collectively refer to as senior housing facilities, skilled nursing facilities, or SNFs, medical office buildings, or MOBs, and hospitals.
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

•
Debt and Securities Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate and commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties. As of December 31, 2019, we had one mezzanine loan.

For financial information regarding our reportable segments, refer to Note 13, “Segment Reporting” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

The following table presents a summary of investments as of December 31, 2019 (dollars in thousands):

		Properties(1)(2)
Investment Type / Portfolio	Amount(3)	Senior Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Net Lease
Watermark Fountains(4)	$288,836	6	—	—	—	6	Various	100.0%
Arbors	126,825	4	—	—	—	4	Northeast	100.0%
Peregrine	10,000	1	—	—	—	1	Southeast	100.0%
Subtotal	$425,661	11	—	—	—	11

Direct Investments - Operating
Winterfell	$904,985	32	—	—	—	32	Various	100.0%
Watermark Fountains(4)	356,914	9	—	—	—	9	Various	97.0%
Rochester	219,518	10	—	—	—	10	Northeast	97.0%
Watermark Aqua	116,216	5	—	—	—	5	West/Southwest/Midwest	97.0%
Avamere	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	19,427	1	—	—	—	1	West	100.0%
Kansas City	15,000	2	—	—	—	2	Midwest	100.0%
Subtotal	$1,731,498	64	—	—	—	64

Unconsolidated Investments
Griffin-American	$456,639	92	108	41	9	250	Various	14.3%
Trilogy(5)	346,219	9	—	67	—	76	Various	23.2%
Espresso	317,166	6	—	148	—	154	Various	36.7%
Eclipse	50,437	44	—	23	—	67	Various	5.6%
Solstice(6)	—	—	—	—	—	—	Various	20.0%
Subtotal	$1,170,461	151	108	279	9	547

Debt and Securities Investments
Mezzanine Loan(7)	$74,182	—	—	—	—	—

Total Investments	$3,401,802	226	108	279	9	622
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Excludes properties held for sale.

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

(4)
Watermark Fountains portfolio consists of six wholly-owned net lease properties totaling $288.8 million and nine operating facilities totaling $356.9 million, in which we own a 97.0% interest. One of the operating facilities consists of eight condominium units in which we hold future interests, or the Remainder Interests.

(5)	Includes institutional pharmacy, therapy businesses and lease purchase buy-out options in connection with the Trilogy investment, which are not subject to property count.

(6)
Represents our investment in Solstice Senior Living, LLC, or Solstice, the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, or ISL, a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%.

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
Our investments include the following types of healthcare facilities as of December 31, 2019:

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
The weighted average resident occupancy of our operating properties was 81.6% for the year ended December 31, 2019.
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
Our net lease properties are leased to three operators. The remaining lease term for each tenant as of December 31, 2019 is as follows:

Tenant	Properties Leased	Remaining Lease Term (Years)
Watermark Retirement Communities	6	2.3
Arcadia Management	4	9.8
Senior Lifestyle Corporation	2	(1)
_______________________________________

(1)	Tenant is in default under its lease.

Operators and Tenants
The following table presents the operators and tenants of our direct investments as of December 31, 2019 (dollars in thousands):

				Year Ended December 31, 2019
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$152,351	52.0%
Solstice Senior Living	(3)	32	4,000	105,497	36.0%
Avamere Health Services		5	453	16,979	5.8%
Arcadia Management		4	572	10,615	3.6%
Integral Senior Living	(3)	3	162	6,417	2.2%
Peregrine Senior Living	(4)	—	—	598	0.2%
Senior Lifestyle Corporation	(5)	1	63	—	—%
Other	(6)	—	—	721	0.2%
Total		75	10,515	$293,178	100.0%
_______________________________________

(1)	Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.

(2)
Includes rental income received from our net lease properties as well as rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from our ALFs, MCFs and CCRCs, which includes resident room and care charges, ancillary fees and other resident service charges.

(3)	Solstice is a joint venture of which affiliates of ISL own 80%.

(4)	In May 2019, we sold the two properties that were leased to Peregrine Senior Living.

(5)	Tenant has failed to remit rental payments during the year ended December 31, 2019. Properties and unit counts exclude one property held for sale.

(6)	Consists primarily of interest income earned on corporate-level cash accounts.
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
Unconsolidated Investments
As of December 31, 2019, our unconsolidated investments included the following:

						Properties as of December 31, 2019(1)
Portfolio	Partner	Acquisition Date	Ownership	AUM(2)	Equity Investment(3)	Senior Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	Colony Capital/Formation Capital, LLC	May-2014	5.6%	$50,437	$23,400	44	—	23	—	67
Griffin-American	Colony Capital	Dec-2014	14.3%	456,639	243,544	92	108	41	9	250
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	317,166	55,146	6	—	148	—	154
Trilogy(4)	Griffin-American Healthcare REIT III & IV /Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	346,219	189,032	9	—	67	—	76
Subtotal				$1,170,461	$511,122	151	108	279	9	547
Solstice		Jul-2017	20.0%	—	2	—	—	—	—	—
Total				$1,170,461	$511,124	151	108	279	9	547
_______________________________________

(1)	Excludes properties classified as held for sale.

(2)
Represents assets under management based on cost, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Does not include cost of properties held for sale.

(3)
Represents initial and subsequent contributions to the underlying joint venture through December 31, 2019. During the year ended December 31, 2019, we funded an additional capital contribution of $2.4 million into the Trilogy joint venture and $37.4 million into the Griffin-American joint venture. The additional funding for Trilogy related to certain business initiatives, including the development of additional senior housing and SNFs. The additional funding for Griffin-American related to refinancing of existing mortgage debt.

(4)	In October 2018, we sold 20.0% of our ownership interest in the Trilogy joint venture, which reduced our ownership interest in the joint venture from approximately 29% to 23%.

•
Eclipse. Portfolio of SNFs and ALFs leased to, or managed by, a variety of different operators across the United States. Our Sponsor and other minority partners and Formation own 86.4% and 8.0% of this portfolio, respectively.

•
Griffin-American. Portfolio of SNFs, ALFs, MOBs and hospitals across the United States and care homes in the United Kingdom. Our Sponsor and other minority partners own the remaining 85.7% of this portfolio.

•
Espresso. Portfolio of predominantly SNFs, located in various regions across the United States, and organized in six sub-portfolios and currently leased to nine different operators under net leases. An affiliate of Formation acts as the general partner and manager of this investment. Formation and Safanad Management Limited own the remaining 63.3% of this portfolio. We also have extended a mezzanine loan to this portfolio. Refer to “—Debt and Securities Investments Overview” below.

•
Trilogy. Portfolio of predominantly SNFs located in the Midwest and operated pursuant to management agreements with Trilogy Health Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. Griffin-American Healthcare REIT III, Inc., or GAHR3, Griffin-American Healthcare REIT IV, Inc., or GAHR4, and management of Trilogy own the remaining 76.8% of this portfolio.

•	Solstice. Operator platform joint venture established to manage the operations of the Winterfell portfolio. An affiliate of ISL owns the remaining 80.0%.

•
Envoy. In March 2019, the Envoy joint venture, of which we own an 11.4% interest, completed the sale of its remaining 11 properties, for a sales price of $118.0 million, which generated net proceeds to us totaling $4.3 million.

Debt and Securities Investments Overview
As of December 31, 2019, our investments in real estate debt secured by healthcare facilities consisted of one mezzanine loan, which matures on January 30, 2021. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above.
The following table presents a summary of our debt investment as of December 31, 2019 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value(2)	Fixed Rate	Unleveraged Current Yield
Espresso Mezzanine loan(1)	1	$74,182	$55,468	10.0%	10.3%
_______________________________________

(1)	Property type underlying the mezzanine loan predominately includes SNFs, which are located primarily in the Midwest, Northeast and Southeast regions of the United States.

(2)
As a result of impairments and other non-cash reserves recorded by the joint venture, the carrying value of our Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. We have recorded the excess equity in losses related to our unconsolidated investment as a reduction to the carrying value of our mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of December 31, 2019 and December 31, 2018, the cumulative excess equity in losses included in our mezzanine loan carrying value were $18.6 million and $16.2 million, respectively.

As of December 31, 2019, our debt investment was performing in accordance with the contractual terms of its governing documents. Although various defaults under leases and senior secured loans existed as of December 31, 2019, none of these defaults resulted in a default under our debt investment as of December 31, 2019. We continue to assess the collectability of principal and interest. As of March 19, 2020, contractual debt service on the Espresso mezzanine loan has been paid in accordance with contractual terms.
Portfolio Management
Our Advisor and its affiliates, directly or together with third party sub-advisors, maintain a comprehensive portfolio management process that generally includes oversight by an asset management team, regular management meetings and an exhaustive quarterly credit and operating results review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide, sub-portfolio or asset type basis. Nevertheless, we cannot be certain that our Advisor’s review, or any third parties acting on our or our Advisor’s behalf, will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from issues that are not identified during these portfolio reviews or the asset and portfolio management process.
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

•	regulate occupational health and safety;

•	regulate removal or remediation of hazardous or toxic substances;

•	regulate land use and zoning;

•	regulate removal of barriers to access by persons with disabilities and other public accommodations;

•	regulate tax treatment and accounting standards; and

•	regulate use of derivative instruments and our ability to hedge our risks related to fluctuations in interest rates and exchange rates.
Tax Regulation
We elected to be taxed as a REIT under the Internal Revenue Code, commencing with our taxable year ended December 31, 2013. If we maintain our qualification as a REIT for federal income tax purposes, we will generally not be subject to federal income tax on our taxable income that we distribute as dividends to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. In addition, we operate certain healthcare properties through structures permitted under the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, which permit the Company, through taxable REIT subsidiaries, or TRSs, to have direct exposure to resident fee income and incur related operating expenses.

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

•	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more TRSs was reduced from 25% to 20%.

•	For distributions in taxable years beginning after 2014, the preferential dividend rules no longer apply to us as a “publicly offered REIT,” as defined in Internal Revenue Code Section 562(c)(2).

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

•
REITs are subject to a 100% tax on net income from “prohibited transactions,” i.e., sales of dealer property (other than “foreclosure property”). These rules also contain a safe harbor under which certain sales of real estate assets will not be treated as prohibited transactions. One of the requirements for the pre-PATH Act safe harbor was that (I) the REIT did not make more than seven sales of property (subject to specified exceptions) during the taxable year at issue, or (II) the aggregate adjusted bases (as determined for purposes of computing earnings and profits) of property (other than excepted property) sold during the taxable year did not exceed 10% of the aggregate bases in the REIT’s assets as of the beginning of the taxable year, or (III) the fair market value of property (other than excepted property) sold during the taxable year did not exceed 10% of the fair market value of the REIT’s total assets as of the beginning of the taxable year. If a REIT relied on clause (II) or (III), substantially all of the marketing and certain development expenditures with respect to the properties sold must have been made through an independent contractor. For taxable years beginning after December 18, 2015, clauses (II) and (III) were liberalized to permit the REIT to sell properties with an aggregate adjusted basis (or fair market value) of up to 20% of the aggregate bases in (or fair market value of) the REIT’s assets as long as the 10% standard is satisfied on average over the three-year period comprised of the taxable year at issue and the two immediately preceding taxable years. In addition, for taxable years beginning after 2015, for REITs that rely on clauses (II) or (III), a TRS may make the marketing and development expenditures that previously had to be made by independent contractors.

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

•	The maximum 20% rate that applies to long-term capital gains and qualified dividend income remained unchanged, as did the 3.8% Medicare tax on net investment income.

•
The TCJA eliminated personal exemptions, but nearly doubled the standard deduction for most individuals (for example, the standard deduction for joint return filers rose from $12,700 in 2017 to $24,000 in 2018).

•
The TCJA eliminated many itemized deductions, limited individual deductions for state and local income, property and sales taxes (other than those paid in a trade or business) to $10,000 collectively for joint return filers, and limited the amount of new acquisition indebtedness on principal or second residences for which mortgage interest deductions are available to $750,000. Interest deductions for new home equity debt were eliminated.

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

•
Net operating loss, or NOL, provisions were modified by the TCJA. The TCJA limited the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminated NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018.

•
The TCJA reduced the 35% maximum federal corporate income tax rate to a maximum 21% rate, and reduced the dividends-received deduction for certain corporate subsidiaries. The reduction of the federal corporate income tax rate to 21% also results in the reduction of the maximum rate of withholding with respect to our distributions to non-U.S.

stockholders that are treated as attributable to gains from the sale or exchange of USRPIs from 35% to 21%. The TCJA also permanently eliminated the corporate alternative minimum tax. These provisions were effective beginning in 2018.

•
The TCJA limited a taxpayer’s net interest expense deduction to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitation at the partnership level. The TCJA allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property, and a 40-year recovery period for related improvements described below. For this purpose, a real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operating, management, leasing, or brokerage trade or business. We believe this definition encompasses our business and thus will allow us the option of electing out of the limits on interest deductibility should we determine it is prudent to do so. Nonetheless, if a domestic TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships). The interest deduction limit applied beginning in 2018.

•
For taxpayers that do not use the TCJA’s real property trade or business exception to the business interest deduction limits, the TCJA maintains the current 39-year and 27.5-year straight line recovery periods for nonresidential real property and residential rental property, respectively, and provides that tenant improvements for such taxpayers are subject to a general 15-year recovery period. Also, the TCJA temporarily allows 100% expensing of certain new or used tangible property through 2022, phasing out at 20% for each following year. The changes apply, generally, to property acquired after September 27, 2017 and placed in service after September 27, 2017.

•
The TCJA continues the deferral of gain from the like kind exchange of real property, but provides that foreign real property is no longer “like-kind” to domestic real property. Furthermore, the TCJA eliminated like-kind exchanges for most personal property. These changes were effective generally for exchanges completed after December 31, 2017.

•
The TCJA moved the United States from a worldwide to a modified territorial tax system, with provisions included to prevent corporate base erosion. These provisions could affect the taxation of foreign subsidiaries and/or properties.

•
The TCJA made other significant changes to the Internal Revenue Code. These changes include provisions limiting the ability to offset dividend and interest income with partnership or S corporation net active business losses. These provisions were effective beginning in 2018, but without further legislation, will sunset after 2025.

U.S. Healthcare Regulation
Overview
Assisted living, independent living, memory care, hospitals, SNFs and other healthcare providers that operate healthcare properties in our portfolio are subject to extensive federal, state and local laws, regulations and industry standards governing their operations. Failure to comply with any of these, and other, laws could result in loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs, or closure of the facility. Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud and abuse and privacy and security, among others. We also expect that efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurers, to impose greater and more stringent cost controls upon operators will intensify and continue. Changes in laws, regulations, reimbursement, and enforcement activity can all have a significant effect on the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us, as set forth below and under Item 1A. “Risk Factors.”
Fraud and Abuse Enforcement
Healthcare providers are subject to federal and state laws and regulations that govern their operations and, in some cases, arrangements with referral sources. These laws include those that require providers to furnish only medically necessary services and submit to third-party payors valid and accurate statements for each service, as well as kickback laws, self-referral laws and false claims acts. In particular, enforcement of the federal False Claims Act has resulted in increased enforcement activity for healthcare providers and can involve significant monetary damages and awards to private plaintiffs who successfully bring “whistleblower” lawsuits. Sanctions for violations of these laws, regulations and other applicable guidance may include, but are not limited to, loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs or closure of the facility, any of which could have a material adverse effect on the operations and financial condition of our tenants, operators and managers, which, in turn may adversely impact us.
Healthcare Reform
The Patient Protection and Affordable Care Act of 2010, or ACA, impacted the healthcare marketplace by decreasing the number of uninsured individuals in the United States through the establishment of health insurance exchanges to facilitate the purchase of health insurance, expanded Medicaid eligibility, subsidized insurance premiums and included requirements and incentives for businesses to provide healthcare benefits. The ACA remains subject to legislative, administrative, and judicial challenge and scrutiny, and could be amended, modified or invalidated in whole or in part at any time.
In 2017, Congress enacted legislation eliminating the tax penalty for individuals who do not purchase insurance after it unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Additionally, the US Department of Health and Human Services and its agency that oversees much of the ACA, the Centers for Medicare and Medicaid Services, or CMS, have substantially revised a number of ACA-related regulations, which have had altered financial support for health plans, enrollment operations and individuals seeking to purchase insurance. CMS also has allowed new insurance options offering less coverage to compete in the market. These changes and other market dynamics are associated with declining enrollment and increased numbers of uninsured and under-insured individuals in recent years. Further, CMS has approved waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, like work requirements, in order to maintain eligibility for Medicaid (although some of these waivers have subsequently been challenged in court). These and other actions may impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us. If the ACA is repealed or further substantially modified, or if implementation of certain aspects of the ACA are suspended, slowed, or subject to reduced funding, such actions could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
On December 14, 2018, a U.S. District Court in Texas ruled the ACA unconstitutional in its entirety. In December 2019, a Court of Appeals concurred, but also returned the case to the District Court for further proceedings. Appeals also are pending before the U.S. Supreme Court. No changes are expected while the appeals are pending. Nonetheless, should this ruling be upheld in whole or part upon appeal, it could dramatically change U.S. healthcare regulation in numerous ways and may potentially spur congressional action, making the ultimate consequences of the ruling difficult to predict. Should the ruling be upheld and implemented, the immediate effects would include reduced access to health coverage through: (1) reduced Medicaid eligibility, (2) the disestablishment of health insurance exchanges and accompanying subsidized premiums, and (3) no requirement for businesses to provide health insurance. Amendments, including certain waivers, to healthcare fraud and abuse laws made by the ACA would also be void, which could change the enforcement posture of federal regulators. Current healthcare reimbursement standards, including those discussed below, are predicated on changes made by the ACA and implementation of this ruling would create significant uncertainty regarding the legality of such standards and what standards are in effect absent the ACA. The effects of this ruling could adversely affect the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
In November 2020, the United States will hold federal elections for president and congress. The outcome of those elections may create more uncertainty in 2021 and beyond. Many candidates for the Democratic nomination for president are proposing to further reform healthcare markets. Any changes could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
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
SNFs and hospitals typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers and self-pay patients. Senior housing facilities (ALFs, ILFs) and MCFs typically receive most of their revenues from private pay sources and a small portion of their revenue from the Medicaid program. Providers that contract with government and private payors may be subject to periodic pre- and post-payment reviews and other audits. Payors are increasing their scrutiny of payments for items and services, and are increasingly decreasing or denying payments to providers. A review or audit of a property operator’s claims could result in recoupments, denials or delay of payments in the future, each of which could have a significant negative financial impact on such property. Additionally, there can be no guarantee that a third-party payor will continue to reimburse for services at current levels or continue to be available to residents of our facilities. Rates generated at facilities will vary by payor mix, market conditions and resident acuity. Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs.
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
Skilled Nursing Conditions for Participation - On October 4, 2016, CMS published a final rule to make major changes to improve the care and safety of residents in long-term care facilities that participate in the Medicare and Medicaid programs. The policies in this final rule were targeted at reducing unnecessary hospital readmissions and infections, improving the quality of care, and strengthening safety measures for residents in these facilities. The regulations were effective on November 28, 2016, but CMS has been implementing the regulations using a phased approach, with Phase 1 of the regulations implemented on November 28, 2016 and Phase 2 of the regulations implemented on November 28, 2017. Phase 3 of the regulations were to be implemented on November 28, 2019, but CMS proposed substantial changes in July 2019. Those changes have not been finalized yet. In the meantime, Phase 3 has not been implemented. Failure of our tenants and operators to comply with the new regulations could have an adverse impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
Skilled Nursing - In August 2018, CMS adopted a revised methodology used to compensate SNFs for therapy services, which changes the core basis of reimbursement from duration of services provided to reimbursement based on anticipated patient needs; these changes took effect on October 1, 2019. A SNF tenant or SNF operator’s ability to conform to these changes could positively or negatively impact the facility’s revenue, which in turn, may impact us.
Medicaid Reimbursement
Medicaid is also a significant payor source for our SNFs and hospitals. The federal and state governments share responsibility for financing Medicaid. Within certain federal guidelines, states have a fairly wide range of discretion to determine Medicaid eligibility and reimbursement methodology. CMS has embraced a more flexible approach to state amendments and waivers that allow states even more latitude to determine eligibility and reimbursement. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits; some states have elected not to expand their Medicaid eligibility criteria pursuant to the ACA. Some states are transitioning their Medicaid programs to managed care models, which rely on networks of contracted providers to provide services at reduced negotiated rates to a higher volume of patients than they might see absent the contract. Such changes may reduce the volume of Medicaid patients at facilities that do not participate in the managed care plan’s network. Facilities that do participate may not receive a sufficient increase in patient volume to offset their lowered reimbursement rates. States and the federal government are also examining ways to further align Medicare reimbursement with quality metrics and other value-based payment models that might shift risk to or place additional compliance costs on facilities. Congress and the current presidential administration have sought to repeal and alter the ACA and substantially reform the Medicaid program. If successful, Congress may repeal the provisions of the ACA that encouraged states to expand Medicaid eligibility to more adults, including additional federal matching funds that enabled states to do so. Congress also might impose strict limits on the federal role in subsidizing the costs of state Medicaid programs. These actions, if enacted, could result in states reducing or eliminating eligibility for certain individuals and/or offsetting the cost by further reducing payments to providers of services. Congress is also considering enacting substantial reforms to Medicaid to grant states more autonomy and discretion to design Medicaid programs. These changes, if enacted, could also reduce or eliminate eligibility for certain individuals and/or allow states to further reduce payments to providers of services. In some states, our tenants and operators could experience delayed or reduced payment for services furnished to Medicaid enrollees, which in turn may adversely impact us. Additionally, in November 2019, CMS proposed new rules that would make changes to how states can structure provider taxes and supplemental payments, among other items, in their Medicaid programs. If finalized, these changes may lead states to profoundly alter how they support long-term care providers, among others, and those changes could affect the financial viability of our tenants and operators. Further, as noted above, ongoing litigation regarding the ACA and Medicaid waivers may also affect Medicaid coverage and reimbursement.
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
Investment Company Act
We believe that we are not, and intend to conduct our operations so as not to become, regulated as an investment company under the Investment Company Act. We have relied, and intend to continue to rely, on current interpretations of the staff of the U.S. Securities and Exchange Commission, or SEC, in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors—Risks Related to Regulatory Matters and Our REIT Tax Status—Maintenance of our Investment Company Act exemption imposes limits on our operations.”
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
Employees
As of December 31, 2019, we had no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
As a result of our concentration of healthcare real estate investments, our exposure to the risks inherent in investments in the healthcare sector is increased, making us more vulnerable to a downturn or slowdown in the healthcare sector. Specifically, such a downturn or slowdown could negatively impact the ability of our tenants, operators and borrowers to meet their obligations to us, as well as the ability to maintain rental and occupancy rates, which could have a material adverse effect on us. In addition, a downturn or slowdown in the healthcare property sector could adversely affect the value of our properties and our ability to sell properties at prices or on terms acceptable or favorable to us.
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
Actual or threatened public health epidemics or outbreaks, such as the coronavirus, could have a material adverse effect on our business and results of operations.
Actual or threatened public health epidemics or outbreaks, such as the coronavirus, could have a material adverse effect on our business and results of operations.  In December 2019, a novel strain of coronavirus emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The World Health Organization has declared the coronavirus outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from the coronavirus. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.
In particular, the coronavirus, or any other epidemic or widespread illness, could result in reduced occupancy, implementation of quarantines for residents and/or bans on admissions at our properties, inability to continue to obtain necessary goods and provide adequate staffing of providers of services at our properties, as well as increase the cost burdens faced by our operators. Any of these developments, and others, could have a material adverse effect on our business and results of operations.
We are directly exposed to operational risks at certain of our healthcare properties, which could adversely affect our revenue and operations.
As of December 31, 2019, we had 64 properties operated pursuant to management agreements, excluding our unconsolidated ventures, or 79.0% of our operating real estate, where we are directly exposed to various operational risks that may increase our costs or adversely affect our ability to generate revenues. These risks include: (i) fluctuations in occupancy; (ii) fluctuations in government reimbursement and private pay rates, including the inability to achieve economic resident fees; (iii) increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services; (iv) rent control regulations; (v) national and regional economic conditions; (vi) the imposition of new or increased taxes; (vii) capital expenditure requirements;

(viii) federal, state, local licensure, certification and inspection, fraud and abuse, and privacy and security laws, regulations and standards; (ix) professional and general liability claims; and (x) the availability and increases in cost of general and professional liability insurance coverage. Any one or a combination of these factors may adversely affect our revenue and operations.
We do not control the operations of our healthcare properties and are therefore dependent on the tenants/operators/managers of our healthcare properties to successfully operate their businesses.
Our properties are typically operated by healthcare operators pursuant to net leases or by an independent third party manager pursuant to management agreements. As a result, we have limited ability to direct or influence the business or operations of our properties and we depend on our operators to operate these properties in a manner that complies with applicable law, minimizes legal risk and maximizes the value of our investment. While we have various rights as the property owner under our leases or management agreements and monitor the tenants/operators/managers’ performance, we may have limited recourse under our leases or management agreements if we believe that the tenants/operators/managers are not performing adequately.
Even for our operating properties, where are directly exposed to operational risks, our managers are ultimately in control of the day-to-day business of our senior housing facilities. We rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing facilities efficiently and effectively. We also rely on our managers to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our senior housing facilities in compliance with all applicable laws and regulations. The failure by our operators to adequately manage these properties could have a material adverse effect on our business, results of operations and financial condition.
We depend on two operators, Watermark Retirement Communities, or Watermark, and Solstice, for a significant majority of our revenues and net operating income. Adverse developments in Watermark’s or Solstice’s business and affairs or financial condition could have a material adverse effect on us.
As of December 31, 2019, Watermark and Solstice or their respective affiliates collectively managed 56 of our senior housing facilities pursuant to management agreements. In addition, Watermark operated an additional six of our senior housing facilities pursuant to a net lease as of December 31, 2019. For the year ended December 31, 2019, properties managed by Watermark and Solstice represented 52.0% and 36.0% of our total property and other revenues, respectively, and 47.7% and 39.4% of our operating real estate, respectively.
Watermark and Solstice, either directly or through affiliates, operate other healthcare properties and/or have other business initiatives that may be in conflict with our interests or cause them to fail to prioritize our properties. In addition, if either Watermark or Solstice are unable attract, retain and incentivize qualified personnel, it could impair their respective ability to manage our properties efficiently and effectively. Further, any significant changes in senior management or equity ownership, or adverse developments in their businesses and affairs or financial condition, could also impair their respective ability to manage our properties and could have a materially adverse effect on us.
Decreases in our tenants’ and operators’ revenues or increases in our tenants and operators’ expenses could negatively affect our financial results.
Our tenants’ and operators’ revenues are primarily driven by occupancy, private pay rates and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement may continue to be subject to reimbursement cuts, disruptions in payment, audit and recovery actions and state budget shortfalls. In addition, revenues may be affected by a severe flu season, an epidemic or other widespread illness, such as coronavirus, that impacts occupancy and length of stay, which our tenants and operators cannot control. Operating costs, including labor costs, continue to increase for our tenants and operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating sufficient cash, our tenants and operators may not be able to make payments to us. For our properties operated pursuant to management agreements, we are also responsible for any operating shortfalls. During the year ended December 31, 2019, within our consolidated portfolio of investments, two of our three tenants failed to satisfy minimum lease coverage ratios under their leases and/or failed to timely pay their full rent to us. Further, five of our properties operated under management agreements generated operating losses. Any such performance issues may result in defaults under our borrowings, subject us to liabilities and expense and will adversely impact our liquidity, results of operations and the value of our investments.
In particular, our Winterfell portfolio, which represents 39.4% of our operating real estate, does not currently generate sufficient cash flow from operations to satisfy all of the debt service obligations for the borrowings on this portfolio, as well as the capital expenditures we deem necessary in order to maintain the value of the portfolio. We are currently using other sources of capital to satisfy these obligations, including cash flow generated by other portfolios and/or dispositions. These operating shortfalls are adversely impacting our liquidity and results of operations. If performance of the Winterfell portfolio does not improve, it will have a material adverse impact on the overall value of our investments.

If we must replace any of our tenants, operators or managers, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a material adverse effect on us.
If our operators or managers experience performance challenges, or at the expiration of a lease term, we may need to negotiate new leases or management agreements with our tenants, operators or managers or reposition our properties with new tenants, operators or managers. In these circumstances, rental payments or operating cash flow on the related properties could decline or cease altogether while we reposition the properties. We also may not be successful in identifying suitable replacements or enter into new leases or management agreements on a timely basis or on terms as favorable to us as our current leases and management agreements, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant, operator or manager. Once a suitable replacement tenant/operator/manager has taken over operation of the properties, it may still take an extended period of time before the properties are fully repositioned and value restored, if at all. If we are unable to find a suitable replacement tenant, operator or manager, we may determine to dispose of a property, which may result in a loss. Any of these results could have a material adverse effect on our business, financial condition and results of operations.
For example, the net lease pursuant to which six senior housing facilities in our Fountains portfolio are operated expires in March 2022. We may be unable to renew the lease with the current tenant at the same rent, or at all. Given the nature of these properties (i.e., entrance-fee CCRCs), it may also be difficult to find a replacement tenant to operate these properties. If we elect to operate these facilities pursuant to a management agreement rather than a net lease, there may be tax, regulatory and other factors that expose us to additional risks and liabilities, which may have a material adverse effect on our results of operations and the value of our investments.
The bankruptcy, insolvency or financial deterioration of any of our tenants/operators may materially adversely affect our business, results of operations and financial condition.
We are exposed to the risk that our tenants/operators may not be able to meet their obligations to us or other third parties, which may result in their bankruptcy or insolvency. Although our leases permit us to evict a tenant/operator, demand immediate repayment and pursue other remedies, bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. Additionally, state licensing laws and regulations limit the ability of a non-licensed entity to assume responsibility for operations of, or exercise control over, a licensed healthcare facility. A tenant/operator in bankruptcy may be able to restrict our ability to collect unpaid rents during the bankruptcy proceeding. In addition, we would likely be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager.
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
We are subject to risks associated with capital expenditures, and our failure to adequately manage such risks could have a material adverse effect on our business, financial condition and results of operations.
Our properties require significant investment in capital expenditures. If we fail to adequately invest in capital expenditures, occupancy rates and the amount of rental and reimbursement income generated by our healthcare facilities may decline, which would negatively impact the overall value of the affected facilities. At the same time, capital expenditures subject us to risks, including cost overruns, the inability of the operator to generate sufficient cash flow to achieve the projected return and potential declines in the value of the property. There can be no assurance that any investment in capital expenditures increases the overall return on our investments. If we fail to adequately manage such risks, it could have a material adverse effect on our business, financial condition and results of operations. These risks may be further heightened due to our limited sources of liquidity, and we could find ourselves in a position with insufficient liquidity to fund future obligations.
Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We have made significant investments through joint ventures with third parties. For example, we currently have joint ventures with Colony Capital, our Sponsor, with respect to the Griffin-American and Eclipse portfolios, Formation, with respect to the Eclipse and Espresso portfolios, GAHR3 and GAHR4 with respect to the Trilogy portfolio and Watermark with respect to portions of the Fountains, Aqua and Rochester portfolios. As of December 31, 2019, unconsolidated joint ventures and consolidated joint ventures represented 35.2% and 20.8%, respectively, of our total real estate equity investments, based on cost. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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
Failure to comply with certain healthcare laws and regulations could adversely affect our operations.
Our tenants, operators and managers generally are subject to varying levels of federal, state, local, and industry-regulated laws, regulations and standards. For our operating properties, our subsidiaries are generally required to be the holder of the applicable healthcare license and enrolled in government healthcare programs (e.g., Medicare, Medicaid), where applicable, and are therefore directly subject to various regulatory laws.  Our tenants/operators/managers’ failure to comply with any of these laws, regulations or standards could result in denial of reimbursement, imposition of fines, penalties or damages, suspension, decertification or exclusion from federal and state healthcare programs, loss of license, loss of accreditation or certification, or closure of the facility. Such actions may directly expose us to liability and expense, or have an effect on our tenants/operators’ ability to meet all of their obligations to us, including obligations to make lease payments, and adversely impact us. Refer to “U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion.
Efforts by Congress, states, and the current presidential administration to repeal and replace the ACA in total or in part and reform Medicare and Medicaid could negatively impact our operations and financial condition of our tenants and operators, which in turn may adversely impact us.
The ACA remains subject to continuing and increasing legislative, administrative and judicial scrutiny, including continued efforts by the current presidential administration and parties in ongoing court cases to repeal and replace the ACA in total or in part. If certain key provisions of the ACA are repealed or substantially modified, or if implementation of certain aspects of the ACA are suspended, such action could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us. Additionally, Congress and the U.S. Department of Health and Human Services and its agency that oversees much of the ACA, CMS is contemplating substantial reforms to the Medicare and Medicaid programs. Refer to “U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion. Some states are also considering and already implementing changes that will affect patient eligibility for Medicaid, such as work requirements. More generally, and because of the dynamic nature of the legislative and regulatory environment for healthcare products and services, and in light of the current legislative environment, existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our tenants and operators.
Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our tenants and operators rely on reimbursement from third party payors, including payments received through the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and healthcare financing authorities have adopted or proposed various cost-containment measures that would limit payments to healthcare providers and have considered Medicaid rate freezes or cuts. Additionally, some states are considering changes that would affect beneficiary eligibility for Medicaid. See “U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. Private third party payors also have continued their efforts to control healthcare costs. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and have a material adverse effect on us.
The healthcare industry trend away from a traditional fee for service reimbursement model towards value-based payment approaches may negatively impact certain of our tenants’ revenues and profitability.
Certain of our tenants are subject to the broad trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Medicare and Medicaid require healthcare facilities, including hospitals and SNFs, to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events. Many large commercial payors currently require healthcare facilities to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.
While the current administration’s and some members of Congress’ desire to repeal the ACA creates unpredictability, we expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect the revenues and profitability of those of our tenants who are providers of healthcare services; however, if this trend significantly and adversely affects their profitability, it could in turn have a material adverse effect on us.
Controls imposed on certain of our tenants who provide healthcare services that are reimbursed by Medicare, Medicaid and other third-party payors to reduce admissions and length of stay may affect inpatient volumes at our healthcare facilities and adversely affect the financial condition or results of operations of those tenants.
Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay have affected and are expected to continue to affect certain of our healthcare facilities, specifically our SNFs. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls and reductions are expected to continue, which could negatively impact the financial condition of our tenants who provide healthcare services in our SNFs. If so, this could have a material adverse effect on us.
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
Our MOB operations depend on the competitiveness and financial viability of the hospitals on or near whose campuses our MOBs are located. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition for patients, physicians and physician groups, demographic trends in the surrounding community, market position and growth potential.  A hospital’s inability to remain competitive or financially viable, or to attract physicians and physician groups, could materially adversely affect our MOB operations and have a material adverse effect on us.
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
Our debt investment is a mezzanine loan that is subordinated to senior secured loans held by other investors that encumber the same real estate. Although our mezzanine loan is not currently in default, it has been in default from time to time as a result of various defaults under one or more of the underlying senior secured loans. Defaults under senior secured loans may result in a loss of the related collateral underlying our mezzanine loan if the senior secured loan is foreclosed. Further, any remedies imposed by senior lenders may impair our borrower’s ability to continue to satisfy its obligations to us. In order to protect our interest, we may need to advance funds to the senior lenders in order to cure defaults under the senior secured loans or to purchase or pay off that senior secured loan, and we may not have sufficient capital to do so in a timely manner or at all. In addition, our ability to negotiate modifications to the mezzanine loan documents with our borrower could be limited by restrictions on modifications in intercreditor agreements, as well as our rights as an equity holder in the collateral underlying our mezzanine loan.
Our mezzanine loan matures in January 2021. If the borrower is not able to stabilize its capital structure prior to the maturity date, it may be unable to refinance or otherwise repay the principal amount at its stated maturity.
We are subject to additional risks due to our international investments.
We have acquired real estate assets located in the United Kingdom through our investment in the Griffin-American portfolio. These investments may expose us to risks that are different from those commonly found in the United States, including, but not limited to:

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
In particular, the United Kingdom withdrew from the European Union effective as of January 31, 2020, and is now in a period of transition until the end of 2020. The transition period maintains existing trading arrangements, with future trading arrangements to be negotiated between the United Kingdom and the European Union during this period. There can be no assurance that the United Kingdom and the European Union will succeed in negotiating a final trade agreement within the time period contemplated or at all. Regardless of whether the United Kingdom and the European Union succeed in such negotiations, the consequences for the economy of the United Kingdom as a result of its withdrawal from the European Union are unknown and unpredictable, which could have a substantial adverse impact on the availability of financing, our business and our results of operations.
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
Certain of our properties are required to comply with the ADA, which generally requires that buildings be made accessible to people with disabilities. We must also comply with the Fair Housing Act, which prohibits us and our operators from discriminating against individuals on certain bases in any of our practices if it would cause such individuals to face barriers in gaining residency in any of our facilities. In addition, our properties are required to operate in compliance with applicable fire and safety regulations, rent control regulations, building codes and other land use regulations and licensing or certification requirements adopted by governmental agencies and bodies from time-to-time. We may be required to incur substantial costs to comply with those requirements.
Environmental compliance costs and liabilities associated with our properties may materially impair the value of our investments and expose us to liability.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property, such as us and our operators, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of a tenant at the property. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease real estate, or to borrow using the real estate as collateral, which, in turn, could reduce our revenues. We, as owner of a site, may be liable under common law or otherwise to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our operators’ liability could significantly exceed the value of the property without any limits.
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
We may not be able to fund all future capital needs, including capital expenditures, debt obligations and other commitments, from cash flows generated from operations. As a result, we may need to rely on external sources of capital to fund future capital needs. If we are unable to obtain needed capital at all or only on unfavorable terms, we might not be able to make the investments needed to maintain or grow our business or to meet our obligations and commitments as they become due, which could have a material adverse impact on us. Our access to capital depends upon a number of factors over which we have little or no control, including, among others, the performance of the national and global economies generally, competition in the healthcare industry, issues facing the healthcare industry, including regulations and government reimbursement policies, operating costs and the market value of our properties. Although we believe that we have sufficient access to capital and other sources of funding to meet our expected liquidity needs after suspending monthly distributions to stockholders, we cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings and our results of operation and financial condition. If we do not generate sufficient cash flow from operations and cannot access capital at an acceptable cost or at all, we may be required to liquidate one or more investments in properties at times that may not permit us to maximize the return on those investments or that could result in adverse tax consequences to us.
We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
As of December 31, 2019, we had $2.3 billion of borrowings outstanding, including both our borrowings and our proportionate interest of the borrowings of our unconsolidated joint ventures. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs. Although the use of leverage may enhance returns and increase the number of investments that we can make, it increases our risk of loss, impacts our liquidity and restricts our ability to engage in certain activities. Our substantial borrowings, among other things:

•
require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which reduces the availability of cash flow to fund working capital, capital expenditures and other business activities;

•	may require us to maintain minimum cash balances;

•	increase our vulnerability to general adverse economic and industry conditions, as well as operational failures by our tenants, operators and managers;

•	may require us to post additional reserves and other additional collateral to support our financing arrangements, which could reduce our liquidity and limit our ability to leverage our assets;

•	subject us to maintaining various debt, operating income, net worth, cash flow and other covenants and financial ratios;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our operating policies and ability to make strategic acquisitions, dispositions or exploit business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have fewer borrowings;

•	put us in a position that necessitates raising equity capital at a time that is unfavorable to us and dilutive to our stockholders;

•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity), dispose of assets or make distributions to stockholders; and

•	increase our cost of capital.
If we fail to comply with the covenants in the instruments governing our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. As of December 31, 2019, $124.0 million in aggregate principal amount of our non-recourse borrowings, including both our borrowings and our proportionate interest of the borrowings of our unconsolidated joint ventures, were in default as a result of the failure of our tenants, operators or managers to pay rent or satisfy certain performance thresholds or other covenants. As a result of these defaults or if we default on additional borrowings, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. In addition, as of the date hereof, we have approximately $143.2 million of borrowings maturing in 2021, including both our borrowings and our proportionate interest of the borrowings of our unconsolidated joint ventures, and we or our joint venture partners may be unable to refinance these borrowings when they become due on favorable terms, or at all, which could have a material adverse impact on our results of operations.
We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.
Our ability to meet all of our existing or potential future debt service obligations, to refinance our indebtedness, and to fund our operations, working capital, capital expenditures or other important business uses, depends on our ability to generate sufficient cash flow. Our future cash flow is subject to, among other factors, the performance of our operators and managers, as well as general economic, industry, financial, competitive, operating, legislative and regulatory conditions, many of which are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us on favorable terms, or at all, in amounts sufficient to enable us to meet all of our existing or potential future debt service obligations, or to fund our other important business uses or liquidity needs. For example, our Winterfell portfolio does not currently generate sufficient cash flow to cover all debt service obligations and capital expenditures for the portfolio. If performance does not improve or we are no longer able to fund shortfalls with cash flow generated by other portfolios, we may no longer be able to satisfy these obligations. Furthermore, if we incur additional indebtedness, our existing or potential future debt service obligations could increase significantly and our ability to meet those obligations could depend, in large part, on the returns from the use of such capital, as to which no assurance can be given.
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
Our board of directors determines an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flow generated from operations, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this Annual Report on Form 10-K, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution. After considering all of these factors, on February 1, 2019, our board of directors determined to suspend the monthly distribution payments to stockholders. The board of directors will continue to assess our distribution policy in light of our operating performance and capital needs; however, we may not be able to make distributions in the future at all or at any particular rate.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. For the year ended December 31, 2019, we declared distributions of $5.4 million compared to cash provided by operating activities of $25.3 million. For the declared distributions during the year ended December 31, 2019, $5.4 million, or 100.0%, of the distributions declared were paid using cash flow from operations. For the year ended December 31, 2018, we declared distributions of $63.3 million compared to cash provided by operating activities of $28.0 million. For the declared distributions during the year ended December 31, 2018, $35.3 million, or 55.8%, of the distributions declared were paid using sources other than cash flow from operations.
We may not have sufficient cash available to pay distributions. If we pay distributions from sources other than our cash flow provided by operations, our book value may be negatively impacted and stockholders’ overall return may be reduced.

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
Our board of directors determined an estimated value per share of $6.25 for our common stock as of June 30, 2019. You should not rely on the estimated value per share as being an accurate measure of the current value of shares of our common stock or in making an investment decision.
On December 3, 2019, our board of directors approved and established an estimated value per share of $6.25 for our common stock as of June 30, 2019. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable. However, the market for commercial real estate assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount.
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
Our charter does not require our board of directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to stockholders. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Our Share Repurchase Program currently enables stockholders to sell their shares to us only in the very limited circumstances described above. Therefore, it is difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, stockholders would likely have to sell them at a substantial discount to the public Offering price paid for those shares. It is also likely that stockholders’ shares would not be accepted as the primary collateral for a loan.
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
Certain of our borrowings are floating rate obligations. If interest rates rise, the costs of our existing floating rate borrowings and any new borrowings that we incur would increase. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, or increase the cost of financing our investment activity. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.
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
Our floating-rate debt and certain hedging transactions determine the applicable interest rate or payment amount by reference to a benchmark rate, such as the London Interbank Offered Rate (LIBOR), or to another financial metric. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority, or the FCA, announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Despite progress made to date by regulators and industry participants to prepare for the anticipated discontinuation of LIBOR, significant uncertainties still remain. Such uncertainties relate to, for example, whether LIBOR will continue to be viewed as an acceptable market benchmark rate, what rate or rates may become accepted alternatives to LIBOR, how any replacement would be implemented across the industry, and the effect of any changes in industry views or movement to alternative benchmarks would have on the markets for LIBOR-linked financial instruments. Any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.
Risks Related to Our Advisor
Our ability to achieve our investment objectives depends in substantial part upon the performance of our Advisor.
Our ability to achieve our investment objectives depends in substantial part upon the performance of our Advisor. Stockholders must rely entirely on the management abilities of our Advisor and the oversight of our board of directors. Our Advisor and its affiliates receive fees in connection with the management of our investments regardless of their quality or performance or the services provided. As a result, our Advisor may be incentivized to take actions that increase the amount of fees payable to it. In addition, our Sponsor, the parent company of our Advisor, is an internally-managed REIT and manages capital on behalf of itself, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies and therefore faces assorted conflicts of interest that may influence its actions. Refer to “—Risks Related to Conflicts of Interest” below.

Our ability to operate our business successfully would be harmed if key personnel terminate their employment with our Sponsor.
Our success depends to a significant degree upon the contributions of key personnel at our Sponsor or its affiliates. We do not have employment agreements with any of our executive officers. If the management agreement with our Advisor were to be terminated, we may lose the services of our executive officers and other of our Sponsor’s investment professionals acting on our behalf.
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
We believe that our future success depends, in large part, upon our Sponsor and its affiliates’ ability to hire and retain highly-skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our Sponsor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. Our Sponsor has adopted certain incentive plans to retain and attract the services of our key personnel; however, these incentive plans may be tied to the performance of our Sponsor’s common stock, which has been and may continue to be volatile. If our Sponsor loses or is unable to obtain the services of highly-skilled professionals, our ability to implement our investment strategies could be delayed or hindered.
Our Sponsor’s strategic pivot to digital real estate and infrastructure may create business uncertainties, which could have an adverse impact on our business.
Our Sponsor has recently announced a strategic pivot to focus on digital real estate and infrastructure. As a result, uncertainty may exist as it relates to our Sponsor’s commitment to the healthcare real estate sector over the long-term. These uncertainties could disrupt our Sponsor’s ability to manage our business, including its ability to attract, retain and motivate key personnel, and cause clients and others that deal with Colony Capital to seek to change existing business relationships, cease doing business with Colony Capital or cause potential new clients to delay doing business with Colony Capital. Retention and motivation of certain employees may be challenging due to the uncertainty. As a result of the foregoing, management of our company may be adversely affected.
Our Sponsor has been and may continue to be subject to the actions of activist stockholders.
Our Sponsor has been and may continue to be the subject of increased activity by activist stockholders. Responding to stockholder activism can be costly and time-consuming, disrupt our operations and divert the attention of our Sponsor’s management and key professionals from executing our business plan. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities and harm our ability to attract tenants, operators, managers and joint venture partners.
Any adverse changes in our Sponsor’s financial health or the public perception of our Sponsor could hinder our operating performance and the return on stockholders’ investment.
We have engaged our Advisor to manage our operations and our investments. Our ability to achieve our investment objectives is dependent upon the performance of our Sponsor and its affiliates, as well as our Sponsor’s investment professionals in the management of our assets and operation of our day-to-day activities.
Because our Sponsor is a publicly-traded company, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of our Sponsor or other Managed Companies that are publicly traded, such as Colony Credit Real Estate, Inc. (NYSE: CLNC), could impact us. Any adverse changes in our Sponsor’s financial condition, or public perception of its financial condition, could hinder our Advisor’s ability to successfully manage our operations and our portfolio of investments.
In addition, certain key personnel of our Sponsor have been and may continue to be the subject of media attention, which includes scrutiny or criticism of our Sponsor, business and leadership. Any such negative attention and scrutiny could negatively impact our reputation, as well as that of certain of our Advisor’s key personnel, which could in turn negatively impact our relationships with investors, partners, vendors and employees.
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
Further, in November 2018, our Sponsor announced a corporate restructuring and reorganization plan to reduce its annual compensation and administrative expenses by, among other things, reducing its workforce globally by 10% to 20%. There can be no assurance that the reductions our Sponsor has made are the right reductions for our business. In addition, our Sponsor may experience additional attrition as a result of the uncertainty surrounding the workforce reduction. There is a risk that the restructuring, cost savings initiatives and reduction in personnel will make it more difficult to manage our business and conduct our operations.
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
While our Sponsor has incurred substantial costs and devoted significant resources to support our business, as of December 31, 2019, our Sponsor has only invested $5.5 million in us through the purchase by its subsidiary (previously a subsidiary NorthStar Realty) of 0.6 million shares of our common stock, as well as another $18.9 million or 2.5 million shares, through the payment of the advisory fee in our shares. As a result, our Sponsor has minimal exposure to loss in the value of our shares. Without greater exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their sponsored companies.
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
Additionally, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Advisor under our advisory agreement, our direct expenses would include general and administrative costs, including certain legal, accounting and other expenses related to corporate governance, SEC reporting and compliance matters, which may be in excess of the expenses allocated to us for such items by our Advisor. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, as well as incur the compensation and benefits costs of our officers and other employees and consultants that are paid by our Advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and MFFO and may further dilute stockholders’ investments. We may not be able to accurately estimate the additional costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income and MFFO would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of cash available to distribute to stockholders and the value of our shares.
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
We pay our Advisor substantial fees for the services it provides to us and we also have an obligation to reimburse our Advisor for costs and expenses it incurs and pays on our behalf. Subject to certain limitations and exceptions, we reimburse our Advisor for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor, and its affiliates, which may include certain executive officers of our Advisor and its affiliates, as well as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. The costs and expenses our Advisor incurs on our behalf, including the compensatory costs incurred by our Advisor and its affiliates, can be substantial. There are conflicts of interest that arise when our Advisor makes allocation determinations. For the year ended December 31, 2019, our Advisor allocated $11.9 million in costs and expenses to us.  Our Advisor could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
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
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, if any, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, if any, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We did not have any taxable income in 2019, and do not currently expect to have any taxable income in 2020. Therefore, we do not currently expect that we will be required to make distributions in order to satisfy the REIT distribution requirements and we do not currently expect to make distributions for the foreseeable future.
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
We must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. Finally, no more than 25% of our assets may consist of debt instruments that are issued by publicly offered REITs and could not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income.
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
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to federal corporate income tax.
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
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose), if any, in order to continue to qualify as a REIT. We did not have any taxable income in 2019, and do not currently expect to have any taxable income in 2020. Therefore, we do not currently expect that we will be required to make distributions in order to satisfy the REIT distribution requirements and we do not currently expect to make distributions for the foreseeable future. However, we intend to make distributions to stockholders if necessary to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make any such distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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
We have formed a TRS lessee to lease our senior housing facilities that are “qualified health care properties.” Our TRS lessee will be subject to federal and state corporate income tax on its taxable income, which will consist of the revenues from the senior housing facilities leased by the TRS lessee, net of the operating expenses for such properties and rent payments to us. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the TCJA imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). Accordingly, the ownership of our TRS lessee will allow us to participate in the operating income from our properties leased to our TRS lessee on an after-tax basis in addition to receiving rent. The after-tax net income of the TRS lessee is available for distribution to us. The REIT rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will scrutinize all of our transactions with any TRS lessee to ensure that they are entered into on arm’s-length terms, but there can be no assurance that we will be able to comply to avoid application of the 100% excise tax.
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
A “qualified health care property” includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, ALF, congregate care facility, qualified continuing care facility or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facilities. Some of the properties that we will acquire may not be treated as “qualified health care properties.” To the extent a property does not constitute a “qualified health care property,” we will be unable to use the TRS lessee structure with respect to that property.
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
The TCJA made significant changes to the federal income tax laws for taxation of individuals and corporations. In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduced taxation of certain income earned through pass-through entities and reduced the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions were eliminated or limited, including a limitation on the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate was reduced to 21%. There were only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our healthcare real estate property investments are a part of our direct investments - net lease and direct investments - operating segments and are described under Item 1. “Business.” The following table presents information with respect to our properties, excluding properties owned through unconsolidated joint ventures, as of December 31, 2019 (dollars in thousands):

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Lease Expiration Date(3)	Gross Carrying Value(4)	Borrowings
Direct Investments - Net Lease
Bellevue, WA	125,700	130	100%	CCRC	Feb-22	$35,848	$30,227
Bohemia, NY	73,000	130	100%	ALF	Aug-29	32,223	23,689
Dana Point, CA	275,106	181	100%	ILF	Feb-22	48,096	32,044
Hauppauge, NY	84,000	119	100%	ALF	Aug-29	21,932	14,372
Islandia, NY	192,000	218	100%	ALF	Aug-29	45,926	35,317
Jericho, NY	55,000	105	100%	ALF	Aug-29	21,962	15,648
Kalamazoo, MI	248,610	213	100%	CCRC	Feb-22	38,215	34,042
Oklahoma City, OK	237,248	213	100%	CCRC	Feb-22	10,572	2,935
Palm Desert, CA	258,020	246	100%	CCRC	Feb-22	46,929	20,195
Sarasota, FL	497,454	280	100%	CCRC	Feb-22	81,671	73,073
Smyrna, GA	26,500	63	100%	MCF	(5)	4,270	—
Direct Investments - Operating(6)
Albany, OR	30,868	50	100%	ALF	NA	8,135	8,777
Alexandria, VA	209,354	209	97%	CCRC	NA	51,539	44,269
Apple Valley, CA	116,365	130	100%	ILF	NA	26,398	21,304

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Lease Expiration Date(3)	Gross Carrying Value(4)	Borrowings
Auburn, CA	90,494	110	100%	ILF	NA	21,097	24,069
Austin, TX	102,885	130	100%	ILF	NA	25,556	26,501
Bakersfield, CA	106,640	126	100%	ILF	NA	23,824	16,818
Bangor, ME	111,000	117	100%	ILF	NA	26,389	21,449
Bellingham, WA	86,615	120	100%	ILF	NA	22,147	23,816
Churchville, NY	78,110	77	97%	ILF	NA	8,429	6,575
Clovis, CA	99,849	118	100%	ILF	NA	24,180	18,743
Columbia, MO	105,948	121	100%	ILF	NA	25,857	22,677
Corpus Christi, TX	118,671	132	100%	ILF	NA	23,333	18,582
Crystal Lake, IL	195,405	207	97%	ILF	NA	37,683	27,028
Denver, CO	176,263	216	97%	ALF	NA	40,917	20,547
East Amherst, NY	100,997	116	100%	ILF	NA	21,647	18,509
El Cajon, CA	77,930	105	100%	ILF	NA	17,820	20,967
El Paso, TX	95,517	121	100%	ILF	NA	16,682	12,198
Fairport, NY	126,927	120	100%	ILF	NA	21,478	16,505
Fenton, MO	95,007	114	100%	ILF	NA	25,399	24,527
Frisco, TX	228,471	202	97%	ILF	NA	41,081	19,170
Frisco, TX	45,130	51	97%	ALF	NA	13,725	—
Grand Junction, CO	124,174	144	100%	ILF	NA	29,475	19,466
Grand Junction, CO	79,778	103	100%	ILF	NA	14,261	9,975
Grapevine, TX	97,796	116	100%	ILF	NA	21,074	22,312
Greece, NY	51,978	78	97%	ALF	NA	9,558	—
Greece, NY	195,840	216	97%	ILF	NA	34,244	26,833
Groton, CT	119,474	162	100%	ILF	NA	27,106	17,579
Guilford, CT	142,136	131	100%	ILF	NA	20,223	24,273
Henrietta, NY	158,959	136	97%	ILF	NA	18,697	11,881
Independence, MO	161,517	200	97%	ILF	NA	20,039	15,260
Joliet, IL	117,357	114	100%	ILF	NA	17,438	14,896
Kennewick, WA	105,268	120	100%	ILF	NA	20,803	7,669
Las Cruces, NM	113,874	131	100%	ILF	NA	17,550	11,175
Leawood, KS	48,470	70	100%	ALF	NA	5,041	—
Lees Summit, MO	122,917	126	100%	ILF	NA	22,700	27,159
Lodi, CA	96,251	119	100%	ILF	NA	24,839	20,090
Milford, OH	145,896	124	97%	ILF	NA	17,160	18,760
Milford, OH	19,500	40	97%	MCF	NA	6,303	—
Millbrook, NY	231,695	173	97%	ILF	NA	31,196	24,285
Normandy Park, WA	98,206	109	100%	ILF	NA	19,277	16,213
Palatine, IL	161,700	135	100%	ILF	NA	29,982	20,089
Penfield, NY	108,533	200	97%	ALF	NA	12,504	12,502
Penfield, NY	86,200	87	97%	ILF	NA	10,749	10,918
Plano, TX	106,868	115	100%	ILF	NA	18,528	16,073
Port Townsend, WA	106,585	120	100%	ALF	NA	23,692	16,781
Renton, WA	88,162	111	100%	ILF	NA	23,962	19,026
Rochester, NY	242,430	220	97%	ILF	NA	35,897	20,228
Rochester, NY	89,843	95	97%	ALF	NA	13,920	5,341
Roseburg, OR	44,750	63	100%	ALF	NA	12,877	12,416
Sandy, OR	72,619	84	100%	ALF	NA	18,960	14,161
Sandy, UT	103,449	116	100%	ILF	NA	22,483	15,781
Santa Barbara, CA	27,217	44	100%	MCF	NA	18,198	3,693
Santa Rosa, CA	120,553	116	100%	ILF	NA	32,822	27,916
Spring Hill, KS	28,116	48	100%	ALF	NA	3,487	—
St. Petersburg, FL	407,128	528	97%	CCRC	NA	59,072	39,898

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Lease Expiration Date(3)	Gross Carrying Value(4)	Borrowings
Sun City West, AZ	200,553	195	100%	ILF	NA	33,403	25,649
Tacoma, WA	149,856	157	100%	ILF	NA	42,322	30,018
Tarboro, NC	187,150	178	97%	CCRC	NA	24,411	22,130
Tuckahoe, NY	110,000	126	97%	ALF	NA	33,147	36,255
Tucson, AZ	378,025	412	97%	ILF	NA	73,186	64,836
Victor, NY	228,501	182	97%	ILF	NA	35,857	27,174
Victor, NY	85,455	45	97%	ILF	NA	14,136	12,800
Wenatchee, WA	128,905	136	100%	ALF	NA	32,255	19,329
Undeveloped Land
Bellevue, WA	—	—	100%	NA	NA	14,200	—
Kalamazoo, MI	—	—	100%	NA	NA	100	—
Crystal Lake, IL	—	—	97%	NA	NA	810	—
Millbrook, NY	—	—	97%	NA	NA	1,050	—
Penfield, NY	—	—	97%	NA	NA	534	—
Rochester, NY	—	—	97%	NA	NA	544	—
Subtotal	9,964,768	10,515				$1,931,032	$1,455,413
Held for Sale
Clinton, CT	25,332	—	100%	MCF	(5)	1,649	—
Total	9,990,100	10,515				$1,932,681	$1,455,413
_________________________________________________

(1)	Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.

(2)	Classification based on predominant services provided, but may include other services.

(3)
Based on initial lease term of the operator for our net lease properties. Our senior housing operating portfolio properties are owned and operated by us through management agreements with third parties, and as such, do not have property level tenant leases. For ILFs within our senior housing operating portfolio, individual units’ initial lease terms are generally less than one year with month-to-month renewal options.

(4)
Represents operating real estate before accumulated depreciation as presented in our consolidated financial statements and excludes purchase price allocations related to net intangibles and other assets and liabilities as of December 31, 2019. Refer to “Note 3, Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”

(5)	Tenant is in default under its lease.

(6)	Excludes one property in which we hold a Remainder Interest in eight condominium units.
As of December 31, 2019, none of our properties had a carrying value equal to or greater than 10% of our total assets. Refer to the “—Operators and Tenants” of Part I, Item 1. “Business.”
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
On December 3, 2019, upon the recommendation of the audit committee of our board of directors, our board of directors, including all of our independent directors, approved and established an estimated value per share of our common stock of $6.25 as of June 30, 2019, or the Valuation Date. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares of our common stock outstanding, in each case as of the Valuation Date. The information used to generate the estimated value per share, including market information, investment- and property-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date.
As of the Valuation Date, (i) the estimated value of our healthcare real estate properties was $1.99 billion, compared with an aggregate cost, including purchase price, deferred costs and other assets, of $2.16 billion, (ii) the estimated value of our healthcare real estate investments held through unconsolidated joint ventures was $488.7 million, compared with an aggregate equity contribution, including subsequent capital contributions, of $511.1 million, (iii) the estimated value of our healthcare-related commercial real estate debt investment was $75.0 million, equal to the aggregate outstanding principal amount of $75.0 million, and (iv) the estimated value of our healthcare real estate liabilities was $1.40 billion, compared with an aggregate outstanding principal amount of $1.47 billion.
For additional information on the methodology used in calculating our estimated value per share as of June 30, 2019, refer to our Current Report on Form 8-K filed with the SEC on December 9, 2019.
It is currently anticipated that our next estimated value per share will be based upon our assets and liabilities as of June 30, 2020 and such value will be included in a Current Report on Form 8-K or such other filing with the SEC. We intend to continue to publish an updated estimated value per share annually.
Stockholders
As of March 19, 2020, we had 36,576 stockholders of record.

Distributions
The following table summarizes distributions declared for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2019
First Quarter	$2,991	$2,422	$5,413
Second Quarter	—	—	—
Third Quarter	—	—	—
Fourth Quarter	—	—	—
Total	$2,991	$2,422	$5,413

2018
First Quarter	$7,684	$7,876	$15,560
Second Quarter	8,028	7,722	15,750
Third Quarter	8,374	7,567	15,941
Fourth Quarter	8,653	7,352	16,005
Total	$32,739	$30,517	$63,256

2017
First Quarter	$14,228	$16,669	$30,897
Second Quarter	14,557	16,804	31,361
Third Quarter	14,899	16,873	31,772
Fourth Quarter	15,082	16,691	31,773
Total	$58,766	$67,037	$125,803
_________________________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
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

Effective Date	Estimated Value per Share	Valuation Date
April 2016	$8.63	12/31/2015
December 2016	9.10	6/30/2016
December 2017	8.50	6/30/2017
December 2018	7.10	6/30/2018
December 2019	6.25	6/30/2019
No selling commissions or dealer manager fees were paid on shares issued pursuant to our DRP. Our board of directors may amend or terminate our DRP for any reason upon ten-days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP.
We registered an additional 30.0 million shares to be offered pursuant to our DRP beyond the completion of our Offering, although we suspended payment of monthly distributions to stockholders on February 1, 2019.

For the period from April 5, 2013 through December 31, 2019, we issued 25.7 million shares totaling $232.6 million of gross offering proceeds pursuant to our DRP.
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
For the year ended December 31, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31		—	—
February 1 to February 28	278,579	$7.10	278,579	(1)
March 1 to March 31		—	—
April 1 to April 30		—	—
May 1 to May 31	451,229	7.10	451,229	(1)
June 1 to June 30		—	—
July 1 to July 31
August 1 to August 31	314,637	7.10	314,637	(1)
September 1 to September 30
October 1 to October 31
November 1 to November 30	469,086	7.10	3,331	(1)
December 1 to December 31
Total	1,513,531	$7.10	1,047,776
_______________________________________

(1)
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

Prior to the most recent amendments to our Share Repurchase Program, we had a total of 12.0 million shares, or $74.8 million, based on our most recently published estimated value per share of $6.25, in unfulfilled repurchase requests. For additional information, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”
Unregistered Sales of Equity Securities
On October 31, 2019 and November 29, 2019, we issued 117,371 shares of common stock at $7.10 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. On December 31, 2019, we issued 117,371 shares of common stock at $6.25 per share to our Advisor as part of its asset management fee, pursuant to our advisory agreement.  These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
On December 2, 2019, following the resignation of one of our independent directors, our board of directors appointed a new independent director to serve as a member of our board of directors and our audit committee. In accordance with our independent directors’ compensation plan, we granted 9,155 shares of restricted common stock at $7.10 per share to our newly appointed independent director. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Operating Data:
Resident fee income	$130,135	$129,855	$127,180	$102,915	$63,056
Rental income	161,084	159,481	155,700	132,108	28,456
Net interest income	7,703	9,031	14,141	18,970	17,763
Total expenses	381,325	441,934	404,149	334,887	149,791
Equity in earnings (losses) of unconsolidated ventures	(3,545)	(33,517)	(35,314)	(62,175)	(49,046)
Net income (loss)	(77,750)	(152,020)	(137,971)	(141,282)	(82,744)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(76,960)	(151,578)	(137,771)	(141,275)	(82,370)
Net income (loss) per share of common stock, basic/diluted	$(0.41)	$(0.81)	$(0.74)	$(0.77)	$(0.63)
Distributions declared per share of common stock	$0.03	$0.34	$0.68	$0.68	$0.68

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$41,884	$73,811	$50,046	$223,102	$354,229
Operating real estate, net	1,700,218	1,778,914	1,852,428	1,571,980	832,253
Investments in unconsolidated ventures	268,894	264,319	325,582	360,534	534,541
Real estate debt investments, net	55,468	58,600	74,650	74,558	192,934
Senior housing mortgage loans held in a securitization trust, at fair value	—	—	545,048	553,707	—
Total assets	2,141,207	2,264,416	2,998,753	2,958,209	2,002,228
Mortgage and other notes payable, net	1,431,922	1,466,349	1,487,480	1,200,982	570,985
Senior housing mortgage obligations issued by a securitization trust, at fair value	—	—	512,772	522,933	—
Due to related party	5,780	5,675	1,046	219	443
Total liabilities	1,473,703	1,520,042	2,053,954	1,766,235	596,728
Total equity	667,504	744,374	944,799	1,191,974	1,405,500

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$25,298	$27,986	$10,129	$5,376	$(7,594)
Investing activities	(4,287)	73,948	(314,394)	(60,355)	(1,063,403)
Financing activities	(56,699)	(87,914)	132,861	(62,970)	1,164,623

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
Introduction
We have invested in independent living facilities, or ILFs, assisted living facilities, or ALFs, memory care facilities, or MCFs, continuing care retirement communities, or CCRCs, which we collectively refer to as senior housing facilities, skilled nursing facilities, or SNFs, medical office buildings, or MOBs, and hospitals.
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

For information regarding our investments as of December 31, 2019, refer to “Our Investments” included in Part I, Item 1. “Business.”
2019 Significant Developments
Performance Summary
During the year ended December 31, 2019, performance of our direct operating investments improved over prior year results. On a same store basis (which excludes properties placed in service and/or sold during 2018 or 2019), rental and resident fee income, net of property operating expenses, of our direct operating investments increased to $76.8 million for the year ended December 31, 2019 as compared to $67.3 million for the year ended December 31, 2018.
While the weighted average resident occupancy of our operating properties remained consistent with the prior year at 81.6%, our direct operating investments benefited from the following during the year ended December 31, 2019:

•	higher operating revenues as a result of billing rate increases;

•	lower expenses, primarily staffing and salary related, in our ILF portfolios; and

•	non-recurring resident fee income and one-time expense savings recognized in select portfolios also contributed to improved financial performance.
The performance of our unconsolidated investment portfolios also improved for the year ended December 31, 2019 as compared to prior year results:

•	the Espresso joint venture completed several operator transitions for its net lease SNF portfolios, which resulted in higher rental income collected;

•	the Trilogy joint venture continued its expansion and development of operating real estate while same store improvements drove higher operating results; and

•	the Envoy joint venture sold its remaining investments, which resulted in the recognition of residual earnings upon the completion of the sale.
Distributions from our unconsolidated ventures continue to be limited by reinvestment and development in the Trilogy and Griffin joint ventures and working capital needs for the Espresso joint venture, which have negatively impacted our liquidity position.
For additional information on financial results, refer to “—Results of Operations.”

Investments and Dispositions

•
In March 2019, the Envoy joint venture, of which we own 11.4%, completed the sale of the remaining 11 properties in the portfolio, for a sales price of $118.0 million, generating net proceeds to us of $4.3 million.

•	In March 2019, we contributed $2.4 million to the Trilogy joint venture for development initiatives, including senior housing campus development.

•
In May 2019, we sold two properties within the Peregrine portfolio for $19.7 million, generating net proceeds of $3.3 million, after the repayment of the outstanding mortgage principal balance of $16.4 million and transaction costs.

•	In June 2019, we contributed $37.4 million to the Griffin-American joint venture to refinance outstanding mortgage debt.

•	In September 2019, the Eclipse joint venture, of which we own 5.6%, sold nine properties within the portfolio, generating net proceeds to us of $2.1 million.

•	In November 2019, we received a partial repayment of principal on the Espresso mezzanine loan totaling $0.8 million, in connection with the borrower’s sale of a net lease facility.

•
In December 2019, the Griffin-American joint venture, of which we own 14.3%, sold three properties within its portfolio. Our proportionate share of the net proceeds generated from the sale totaled $16.9 million.

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

•	In December 2019, our board of directors approved and established an estimated value per share of our common stock of $6.25 as of June 30, 2019.
Portfolio

•	For the year ended December 31, 2019, our Winterfell portfolio’s average occupancy was 79.8%, consistent with the year ended December 31, 2018.

•
The operating portfolios managed by Watermark Retirement Communities maintained an overall average occupancy of 83.5% for the year ended December 31, 2019, which was overall consistent with the year ended December 31, 2018.

•
During 2019, impairment losses totaling $27.6 million were recorded due to performance issues at properties within the Rochester, Kansas City and Peregrine portfolios, as well as to reflect an updated net realizable value for a property designated as held for sale.

Sources of Operating Revenues and Cash Flows
We generate revenues from resident fees, rental income and net interest income. Resident fee income from our senior housing operating facilities is recorded when services are rendered and includes resident room and care charges and other resident charges. Rental income is generated from our real estate for the leasing of space to various types of healthcare operators/tenants/residents. Net interest income is generated from our debt investment. Additionally, we report our proportionate interest of revenues and expenses from unconsolidated joint ventures, which own healthcare real estate, through equity in earnings (losses) of unconsolidated ventures on our consolidated statements of operations.
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
We believe owners and operators of senior housing facilities and other healthcare properties may benefit from demographic and economic trends, specifically the aging of the United States population whereby Americans aged 65 years old and older are expected to increase from 49.2 million in 2016 to 78.0 million in 2035 (source: U.S. Census Bureau 2017 National Population Projections), and the increasing demand for care for seniors outside of their homes. As a result of these demographic trends, we expect healthcare costs to increase at a faster rate than the available funding from both private sources and government-sponsored healthcare programs. Healthcare spending in the U.S. is projected to grow at an average rate of 5.5% over the next 10 years and increase from $3.6 trillion in 2018 to $6.0 trillion in 2027 (source: Centers for Medicare and Medicaid Services, or CMS). As healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare. Senior housing facilities, such as ALFs, MCFs, SNFs and ILFs, are generally more cost effective than higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings. The growth in total demand for healthcare, cost constraints, new regulations, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system.
Notwithstanding the growth in the industry and demographics, economic and healthcare market uncertainty has had a negative impact, weakening the market’s fundamentals and ultimately reducing tenants/operators’ ability to make rent payments in accordance with the contractual terms of the respective leases, as well as reduced income for our operating investments. In addition, increased development and competitive pressures has had an impact on some of our assets. During the fourth quarter of 2019, the industry seniors housing occupancy averaged 88.0%, which was flat as compared to the third quarter of 2019 (source: The National Investment Centers for Senior Housing & Care, or NIC). Overall, occupancy has declined or remained flat in 14 of the last 16 quarters (source: NIC). Seniors housing under construction as a share of inventory remains high, however has now declined to 6.7% in the fourth quarter of 2019, compared to a peak of 7.7% in the fourth quarter of 2017 (source: NIC). Further, a tight labor market and competition to attract quality staff continues to drive increased wages and personnel costs, resulting in lower margins. To the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected and decreased cash flow, in turn, is expected to impact the value of underlying properties.
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
During the year ended December 31, 2019, we recorded impairment losses totaling $27.6 million for our direct investments and held for sale investments. The impairment recognized in 2019 includes:

•	Rochester portfolio. Impairment losses totaling $19.5 million for two ALFs with continuing poor performance and sustained declines in occupancy as a result of difficult market conditions.

•
Kansas City portfolio. Impairment losses totaling $3.9 million for two facilities which have generated operating losses due to the operator’s inability to sustain adequate occupancy to achieve profitable operating margins.

•
Peregrine portfolio. Impairment losses totaling $4.1 million for two net lease facilities, for which the tenant has sustained operating losses and has failed to remit rental payments during the year. One of the facilities was designated as held for sale during the year ended December 31, 2018 and has been impaired to its estimated fair value.

During the year ended December 31, 2018, we recorded impairment losses totaling $31.0 million for operating real estate that we continue to hold as of December 31, 2019. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as amended by Amendment No. 1 on Form 10-K/A, for additional information regarding impairment recorded in prior years.
During the year ended December 31, 2019, our unconsolidated ventures have recorded impairments and reserves, which have been recognized through our equity in earnings (losses). The impairment and reserves recorded in 2019 include:

•	Griffin-American Joint Venture. Impairment losses for operating real estate and held for sale assets, of which our proportionate share totaled $1.9 million.

•	Eclipse Joint Venture. Impairment losses for a net lease SNF, of which our proportionate share totaled $0.2 million.

•	Espresso Joint Venture. Impairment losses for a net lease SNF, of which our proportionate share totaled $0.5 million.
We will continue to monitor the performance of, and actively manage, all of our investments. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record impairment, as appropriate and if required.

Results of Operations
Comparison of the Year Ended December 31, 2019 to December 31, 2018 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount	%
Property and other revenues
Resident fee income	$130,135	$129,855	$280	0.2%
Rental income	161,084	159,481	1,603	1.0%
Other revenue	1,959	4,935	(2,976)	(60.3)%
Total property and other revenues	293,178	294,271	(1,093)	(0.4)%
Net interest income
Interest income on debt investments	7,703	7,706	(3)	—%
Interest income on mortgage loans held in a securitized trust	—	5,149	(5,149)	(100.0)%
Interest expense on mortgage obligations issued by a securitization trust	—	(3,824)	3,824	(100.0)%
Net interest income	7,703	9,031	(1,328)	(14.7)%

Expenses
Real estate properties - operating expenses	181,214	188,761	(7,547)	(4.0)%
Interest expense	68,896	70,196	(1,300)	(1.9)%
Other expenses related to securitization trust	—	811	(811)	(100.0)%
Transaction costs	122	888	(766)	(86.3)%
Asset management and other fees-related party	19,789	23,478	(3,689)	(15.7)%
General and administrative expenses	12,761	14,390	(1,629)	(11.3)%
Depreciation and amortization	70,989	107,133	(36,144)	(33.7)%
Impairment loss	27,554	36,277	(8,723)	(24.0)%
Total expenses	381,325	441,934	(60,609)	(13.7)%
Other income (loss)
Realized gain (loss) on investments and other	6,314	20,243	(13,929)	(68.8)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(74,130)	(118,389)	44,259	(37.4)%
Equity in earnings (losses) of unconsolidated ventures	(3,545)	(33,517)	29,972	(89.4)%
Income tax benefit (expense)	(75)	(114)	39	(34.2)%
Net income (loss)	$(77,750)	$(152,020)	$74,270	(48.9)%
Revenues
Resident Fee Income
The following table presents resident fee income generated during the year ended December 31, 2019 as compared to the year ended December 31, 2018 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount	%
Same store AL/MC/CCRC properties (placed in service - 2017 and prior)	$128,720	$124,250	$4,470	3.6%
Properties placed in service - 2018	1,415	81	1,334	1,646.9%
Properties sold	—	5,524	(5,524)	(100.0)%
Total resident fee income	$130,135	$129,855	$280	0.2%
On a same store basis, resident fee income increased $4.5 million primarily as a result of non-recurring income recognized in the Fountains portfolio, billing rate increases for the Watermark Aqua and Fountains portfolios and a one-time adjustment which reduced revenue for the Rochester portfolio in 2018. The resident fee income generated by Pinebrook memory care expansion, which opened in November 2018, was offset by decreases in revenue as a result of the sale of an operating facility in the Fountains portfolio in the fourth quarter of 2018.

Rental Income
The following table presents rental income generated during the year ended December 31, 2019 as compared to the year ended December 31, 2018 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount	%
Same store IL properties (placed in service - 2017 and prior)	$127,660	$125,207	$2,453	2.0%
Same store net lease properties (placed in service - 2017 and prior)	32,826	32,808	18	0.1%
Properties sold	598	1,466	(868)	(59.2)%
Total rental income	$161,084	$159,481	$1,603	1.0%
Rental income increased $1.6 million primarily due to non-recurring services and fees at our IL properties, which were recorded as rental income during the year ended December 31, 2019 as a result of the adoption of the new lease accounting standard and were previously recorded as other revenue. Further, rental income recorded in 2018 was reduced by one-time write-downs, as a result of a net lease tenant not remitting rental payments, which also contributed to the variance. Increases to rental income were offset by the sale of two net lease properties sold within the Peregrine portfolio.
Other Revenue
As a result of the adoption of the new lease accounting standard, non-recurring services and fees at our operating facilities were reclassified into rental and resident fee income, which resulted in a decrease to other revenue for the year ended December 31, 2019 as compared to year ended December 31, 2018. The decrease was offset by non-recurring service provider incentives recognized by the Winterfell portfolio, as well as interest earned on uninvested cash.
Net Interest Income
Net interest income decreased $1.3 million primarily as a result of the sale of our investment in the Freddie Mac securitization in the first quarter of 2018.
Expenses
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred during the year ended December 31, 2019 as compared to the year ended December 31, 2018 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$93,048	$92,382	$666	0.7%
IL properties	86,526	89,750	(3,224)	(3.6)%
Net lease properties	10	1,342	(1,332)	(99.3)%
Properties placed in service - 2018	1,630	261	1,369	524.5%
Properties sold	—	5,026	(5,026)	(100.0)%
Total property operating expenses	$181,214	$188,761	$(7,547)	(4.0)%
Property operating expenses decreased $7.5 million, primarily due to the sale of an operating facility in the Fountains portfolio in the fourth quarter of 2018, as well as expense savings realized in the Winterfell portfolio. One-time bad debt expense for straight-line rent recorded during the year ended December 31, 2018, as a result of a net lease portfolio tenant not remitting rental payments, also contributed to the variance.

Interest Expense
The following table presents interest expense incurred during the year ended December 31, 2019 as compared to the year ended December 31, 2018 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$20,620	$20,571	$49	0.2%
IL properties	35,740	35,781	(41)	(0.1)%
Net lease properties	12,187	12,719	(532)	(4.2)%
Properties sold	247	850	(603)	(70.9)%
Corporate	102	275	(173)	(62.9)%
Total interest expense	$68,896	$70,196	$(1,300)	(1.9)%
Interest expense decreased $1.3 million as a result of lower mortgage notes balances during the year ended December 31, 2019 due to continued principal amortization and loan payoffs.
Other Expenses Related to Securitization Trust
Other expenses related to securitization trust were not incurred during the year ended December 31, 2019 as our investment in the Freddie Mac securitization was sold in the first quarter of 2018. Securitization trust expenses were primarily comprised of fees paid to Freddie Mac, the original issuer, as guarantor of the interest and principal payments related to the investment grade securitization bonds.
Transaction Costs
Transaction costs for the year ended December 31, 2019 are primarily residual costs incurred for the Rochester operator license transfer. Transaction costs for the year ended December 31, 2018 are primarily costs incurred for the Winterfell and Bonaventure operator transition.
Asset Management and Other Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management and other fees - related party decreased $3.7 million as a result of the declining estimated net asset value year over year.
General and Administrative Expenses
General and administrative expenses decreased $1.6 million, primarily as a result of lower corporate overhead costs incurred during the year ended December 31, 2019.
Depreciation and Amortization
The following table presents depreciation and amortization expense incurred during the year ended December 31, 2019 as compared to the year ended December 31, 2018 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount	%
Same store (placed in service - 2017 and prior)
AL/MC/CCRC properties	$19,752	$20,554	$(802)	(3.9)%
IL properties	36,727	72,754	(36,027)	(49.5)%
Net lease properties	14,227	13,283	944	7.1%
Properties placed in service - 2018	180	27	153	566.7%
Properties sold	103	515	(412)	(80.0)%
Total depreciation and amortization expense	$70,989	$107,133	$(36,144)	(33.7)%
Depreciation and amortization expense decreased $36.1 million, primarily as a result of intangible assets becoming fully amortized in the Winterfell and Rochester portfolios in 2019 and 2018, respectively.

Impairment Loss
During the year ended December 31, 2019, impairment losses totaled $27.6 million. Impairment was recognized for two ALFs with sustained low occupancy within the Rochester portfolio, as well as poor performing properties within the Kansas City and Peregrine portfolios.
During the year ended December 31, 2018, impairment losses totaling $36.3 million were recorded due to performance issues at properties within the Winterfell, Kansas City and Peregrine portfolios, as well as to reflect net realizable value of properties designated as held for sale.
Other Income (Loss)
Realized Gain (Loss) on Investments and Other
During the year ended December 31, 2019, realized gains of $6.3 million related to the sale of the properties within the Peregrine portfolio and Remainder Interests in the Fountains portfolio. During the year ended December 31, 2018, realized gains of $20.2 million was primarily a result of the sales of our investments in the Trilogy portfolio and Freddie Mac securitization.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Year Ended December 31,
	2019	2018	2019	2018	2019	2018			2019	2018
Portfolio	Equity in Earnings (Losses)		Select Revenues and (Expenses), net(1)		Equity in Earnings, less Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$435	$(624)	$(987)	$(2,280)	$1,422	$1,656	$(234)	(14.1)%	$2,717	$754
Envoy	20	(37)	(892)	(301)	912	264	648	245.5%	4,339	283
Griffin-American	(4,540)	(12,717)	(16,359)	(24,780)	11,819	12,063	(244)	(2.0)%	23,061	5,553
Espresso	(2,426)	(21,460)	(8,530)	(26,906)	6,104	5,446	658	12.1%	—	—
Trilogy	3,003	1,153	(13,797)	(14,810)	16,800	15,963	837	5.2%	5,805	5,977
Subtotal	$(3,508)	$(33,685)	$(40,565)	$(69,077)	$37,057	$35,392	$1,665	4.7%	$35,922	$12,567
Operator Platform(2)	(37)	168	—	—	(37)	168	(205)	(122.0)%	—	107
Total	$(3,545)	$(33,517)	$(40,565)	$(69,077)	$37,020	$35,560	$1,460	4.1%	$35,922	$12,674
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)	Represents our investment in Solstice.
Our proportionate share of losses generated by our unconsolidated ventures decreased by $30.0 million, primarily due to lower impairment and reserves recognized by the Griffin-American and Espresso joint ventures during the year ended December 31, 2019.
Equity in earnings, net of select revenues and expenses, increased $1.5 million, primarily due to continued expansion and development of operating real estate and same store improvements in the Trilogy joint venture during the year ended December 31, 2019. Further, residual earnings were recognized by the Envoy joint venture upon the completion of the sale of its remaining operating assets during the year ended December 31, 2019.
Income Tax Benefit (Expense)
Income tax expense for the year ended December 31, 2019 was $75,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the year ended December 31, 2018 was $114,000.

Comparison of the Year Ended December 31, 2018 to December 31, 2017 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
Property and other revenues
Resident fee income	$129,855	$127,180	$2,675	2.1%
Rental income	159,481	155,700	3,781	2.4%
Other revenue	4,935	2,895	2,040	70.5%
Total property and other revenues	294,271	285,775	8,496	3.0%
Net interest income
Interest income on debt investments	7,706	7,696	10	0.1%
Interest income on mortgage loans held in a securitized trust	5,149	25,955	(20,806)	(80.2)%
Interest expense on mortgage obligations issued by a securitization trust	(3,824)	(19,510)	15,686	(80.4)%
Net interest income	9,031	14,141	(5,110)	(36.1)%

Expenses
Real estate properties - operating expenses	188,761	163,837	24,924	15.2%
Interest expense	70,196	61,082	9,114	14.9%
Other expenses related to securitization trust	811	3,922	(3,111)	(79.3)%
Transaction costs	888	9,407	(8,519)	(90.6)%
Asset management and other fees-related party	23,478	41,954	(18,476)	(44.0)%
General and administrative expenses	14,390	13,488	902	6.7%
Depreciation and amortization	107,133	105,459	1,674	1.6%
Impairment loss	36,277	5,000	31,277	625.5%
Total expenses	441,934	404,149	37,785	9.3%
Other income (loss)
Unrealized gain (loss) on mortgage loans held in securitization trust, net	—	1,503	(1,503)	(100.0)%
Realized gain (loss) on investments and other	20,243	116	20,127	17,350.9%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(118,389)	(102,614)	(15,775)	15.4%
Equity in earnings (losses) of unconsolidated ventures	(33,517)	(35,314)	1,797	(5.1)%
Income tax benefit (expense)	(114)	(43)	(71)	165.1%
Net income (loss)	$(152,020)	$(137,971)	$(14,049)	10.2%
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
Asset Management and Other Fees - Related Party
Asset management and other fees - related party decreased $18.5 million primarily as a result of the December 2017 amendment to the advisory agreement which became effective during the first quarter of 2018. The amended advisory agreement reduced the monthly asset management fee and eliminated acquisition fees paid to our Advisor.
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
Other Income (Loss)
Unrealized Gain (Loss) on Mortgage Loans Held in Securitization Trust, Net
During the year ended December 31, 2017, unrealized gain of $1.5 million on senior housing mortgage loans and debt held in a securitization trust represents the change in the fair value of the consolidated assets and liabilities of our investment in the Freddie Mac securitization. There was no unrealized gain recognized for the year ended December 31, 2018 as a result of the disposal of the investment.
Realized Gain (Loss) on Investments and Other
During the year ended December 31, 2018, realized gain (loss) on investments and other of $20.2 million is primarily a result of gains recognized from the sales of our investments in the Trilogy portfolio and Freddie Mac securitization.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Year Ended December 31,
	2018	2017	2018	2017	2018	2017			2018	2017
Portfolio	Equity in Earnings (Losses)		Select Revenues and Expenses, net(1)		Equity in Earnings, less Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$(624)	$(1,562)	$(2,280)	$(3,401)	$1,656	$1,839	$(183)	(10.0)%	$754	$1,227
Envoy	(37)	(934)	(301)	(1,349)	264	415	(151)	(36.4)%	283	427
Griffin-American	(12,717)	(6,885)	(24,780)	(18,728)	12,063	11,843	220	1.9%	5,553	8,505
Espresso	(21,460)	(20,737)	(26,906)	(32,752)	5,446	12,015	(6,569)	(54.7)%	—	3,307
Trilogy	1,153	(5,224)	(14,810)	(23,193)	15,963	17,969	(2,006)	(11.2)%	5,977	—
Subtotal	$(33,685)	$(35,342)	$(69,077)	$(79,423)	$35,392	$44,081	$(8,689)	(19.7)%	$12,567	$13,466
Operator Platform(2)	168	28	—	—	168	28	140	500.0%	107	—
Total	$(33,517)	$(35,314)	$(69,077)	$(79,423)	$35,560	$44,109	$(8,549)	(19.4)%	$12,674	$13,466
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)	Represents our investment in Solstice.
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
Our investments generate cash flow in the form of rental revenues, resident fees and interest income, which are reduced by operating expenditures, debt service payments, capital expenditures and corporate general and administrative expenses. Our business continues to be impacted by limited growth in revenues due to stagnant occupancy and rate pressures as well as rising labor and benefits costs, resulting in compressed operating margins. Our debt service obligations have also increased over the same period, primarily due to increased recurring principal amortization. At the same time, we believe we need to continue to invest capital into our properties in order to maintain market position, as well as functional and operating standards, or to add value to our properties. As a result, our board of directors has suspended distributions and limited share repurchases, as described in further detail below, in order to maintain adequate liquidity and flexibility to support the execution of our strategic objectives and drive long-term value for stockholders.
We currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months. For additional information regarding our liquidity needs and capital resources, see below. As of March 19, 2020, we had approximately $39.6 million of unrestricted cash.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties, rental income from our net leased properties and interest from our debt investment, as well as distributions from our investments in unconsolidated ventures. Net cash provided by operating activities was $25.3 million for the year ended December 31, 2019.
A substantial majority of our properties, or 79.0% of our operating real estate, excluding our unconsolidated ventures and properties designated held for sale, are operating properties whereby we are directly exposed to various operational risks. During the year ended December 31, 2019, our cash flow from operations continues to be negatively impacted by, among other things, suboptimal occupancy levels, rate pressures, increased labor and benefits costs, as well as rising real estate taxes.
In addition, we have significant joint ventures and may not be able to control the timing of distributions, if any, from these investments. As of December 31, 2019, our unconsolidated joint ventures and consolidated joint ventures represented 35.2% and 20.8%, respectively, of our total real estate equity investments, based on cost.
Borrowings
We use asset-level financing as part of our investment strategy and are required to make recurring principal and interest payments on our borrowings. As of December 31, 2019, we had $1.5 billion of consolidated asset-level borrowings outstanding. During year ended December 31, 2019, we paid $22.9 million and $64.2 million in recurring principal and interest payments, respectively, on these borrowings. We currently anticipate that both recurring principal and interest payments will remain consistent in 2020.
Our unconsolidated joint ventures also have significant asset level borrowings. In June 2019, our Griffin-American joint venture completed the refinancing of its prior $1.7 billion consolidated healthcare loan maturing in December 2019.  The new interest-only loan totals $1.5 billion with a five-year term, inclusive of extension options. The collateral package for the new loan includes 158 U.S. healthcare properties, but excludes certain assets that were collateral for the previous loan. We have contributed our proportionate share of additional equity to the joint venture to complete the refinancing, which totaled approximately $37.4 million, however, the $16.9 million net proceeds received from the sale of three unencumbered properties within the joint venture effectively decreased the equity contribution required to complete the refinancing.
In addition, our Sponsor Line provides a revolving line of credit for up to $35.0 million. We have not drawn on our Sponsor Line in 2019 and currently have no borrowings outstanding under our Sponsor Line.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non- cash reserves and depreciation. As of December 31, 2019, our leverage was 60.7% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of December 31, 2019, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 63.2%.

Although no significant consolidated borrowings mature in 2020 or 2021, $466.5 million of mortgage notes payable secured by the Watermark Fountains net lease and operating portfolios matures in June 2022, which may require capital to be funded if favorable refinancing is not obtained.
For additional information regarding our borrowings, including principal repayments, timing of maturities and loans currently in default, refer to Note 6, “Borrowings” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Capital Expenditures, Development and Redevelopment Activities
We are responsible for capital expenditures for our operating properties and, from time to time, may also fund capital expenditures for certain net leased properties. We continue to invest capital into our operating portfolio in order to maintain market position, as well as functional and operating standards. During the year ended December 31, 2019, we spent $22.3 million on capital expenditures for our direct investments. In addition, we will continue to execute on and identify strategic development opportunities for our existing investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide an optimal mix of services, increase operating income, achieve property stabilization and enhance the overall value of our assets.
We are also party to certain agreements that contemplate development of healthcare properties funded by us and our joint venture partners. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences under our joint venture governing documents for any such failure to fund.
Disposition of Investments
We also evaluate dispositions of non-core investments to provide an additional source of liquidity. In 2019, we generated total net proceeds, after mortgage and loan repayments, of $26.6 million from dispositions of our direct investments and investments within our unconsolidated ventures. Refer to “—2019 Significant Developments” for additional details. We will continue to evaluate and expect additional dispositions of investments in 2020.
We have made significant investments through both consolidated and unconsolidated joint ventures with third parties which we may share decision-making authority regarding certain major decisions and could prevent us from selling properties or our interest in the joint venture.
Further, our $74.2 million mezzanine loan debt investment matures January 2021. If the borrower is not able to refinance with another lender or otherwise repay the principal amount at its stated maturity, we may have to negotiate modifications to the loan agreement, which may delay our ability to realize liquidity from this investment.
Distributions
To continue to qualify as a REIT, we are required to distribute annually dividends equal to at least 90% of our taxable income, subject to certain adjustments, to stockholders. We have generated, and continue to generate, net operating losses for tax purposes and, accordingly, are currently not required to make distributions to our stockholders to qualify as a REIT. Effective February 1, 2019, our board of directors determined to suspend distributions in order to preserve capital and liquidity. Refer to “Distributions Declared and Paid” for further information regarding our historical distributions.
Repurchases
We have adopted a Share Repurchase Program effective August 7, 2012, as most recently amended in October 2018, which enables stockholders to sell their shares to us in limited circumstances. In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we will only repurchase shares in connection with the death or qualifying disability of a stockholder. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. During the year ended December 31, 2019, we repurchased 1.5 million shares for an aggregate amount of $10.7 million. Refer to Note 9, “Stockholders’ Equity” and Note 15, “Subsequent Events” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
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

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
Cash flows provided by (used in):	2019	2018	2017	2019 vs. 2018 Change	2018 vs. 2017 Change
Operating activities	$25,298	$27,986	$10,129	$(2,688)	$17,857
Investing activities	(4,287)	73,948	(314,394)	(78,235)	388,342
Financing activities	(56,699)	(87,914)	132,861	31,215	(220,775)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(35,688)	$14,020	$(171,404)	$(49,708)	$185,424
Year Ended December 31, 2019 compared to December 31, 2018
Operating Activities
Net cash provided by operating activities totaled $25.3 million for the year ended December 31, 2019, compared to $28.0 million for the year ended December 31, 2018. The decrease was primarily attributable to the timing of property operating expense payments, which resulted in our operating properties having lower accounts payable and accrued expense balances as of December 31, 2019 as compared to December 31, 2018. Lower interest income due to the sale of our investment in the Freddie Mac securitization in March 2018 also contributed to the variance.
Investing Activities
Our cash flows from investing activities are generally used to fund investment improvements and acquisitions, net of any investment dispositions. Net cash used in investing activities was $4.3 million for the year ended December 31, 2019 compared to net cash provided by investing activities of $73.9 million for the year ended December 31, 2018. Cash flows used in investing activities for the year ended December 31, 2019 were primarily the Griffin-American capital contribution funded in June 2019 and additional capital improvements to existing investments, partially offset by the proceeds from the Peregrine properties sale and distributions received from our investment in unconsolidated ventures. Cash flows provided by investing activities for the year ended December 31, 2018 were primarily attributable to the sale of an ownership interest in the Trilogy joint venture and the sale of our investment in the Freddie Mac securitization, partially offset by additional capital improvements to existing investments.
The following table presents cash used for capital expenditures during the year ended December 31, 2019 as compared to the year ended December 31, 2018, excluding capital expenditures made at our unconsolidated ventures (dollars in thousands):

	Year Ended December 31,
Capital Expenditures	2019	2018	2019 vs. 2018 Change
Development projects	$—	$4,382	$(4,382)
Recurring	22,323	26,830	(4,507)
Total improvement of operating real estate investments	$22,323	$31,212	$(8,889)
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock and changes in our mortgage notes payable. Cash flows used in financing activities was $56.7 million for the year ended December 31, 2019 compared to $87.9 million for the year ended December 31, 2018. The decrease in cash used of $31.2 million was primarily attributable to the suspension of dividends in February 2019 and amended share repurchase program in October 2018, partially offset by the Peregrine portfolio mortgage repayment in May 2019.
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
Financing Activities
Our cash flows from financing activities are principally impacted by our distributions paid on common stock and changes in our mortgage notes payable. Cash flows used in financing activities was $87.9 million for the year ended December 31, 2018 compared to cash flows provided by financing activities of $132.9 million for the year ended December 31, 2017. The change of $220.8 million was primarily attributable to payments of dividends and share repurchases, while no proceeds were obtained from real estate financings during the year ended December 31, 2018.
Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2019 (dollars in thousands):

	Payments Due by Period
		2020	2021 - 2022	2023 - 2024	2025 and Thereafter
	Total	Less than 1 year	1-3 years(6)	3-5 years(7)	More than 5 years
Mortgage and notes other payables - consolidated(1)	$1,455,413	$23,751	$542,896	$38,834	$849,932
Mortgage and notes other payables - unconsolidated(1)(2)	794,771	25,370	138,486	381,382	249,533
Estimated interest payments - consolidated(3)	273,536	61,762	106,487	73,987	31,300
Estimated interest payments - unconsolidated(2)(3)	257,244	37,687	62,559	43,537	113,461
Advisor asset management fee(4)	106,344	17,724	35,448	35,448	17,724
Total(5)	$2,887,308	$166,294	$885,876	$573,188	$1,261,950
_____________________________________

(1)	Represents contractual amortization of principal and repayment upon contractual maturity.

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

(3)
Estimated interest payments are based on the remaining life of the borrowings. Applicable LIBOR rate plus the respective spread as of December 31, 2019 was used to estimate payments for our floating-rate borrowings.

(4)
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on our behalf. For such services, our Advisor receives management fees from us based on our most recent net asset value. In addition, our advisory agreement must be renewed in June 2020 and may be renewed on different terms or may be terminated at any time, subject to notice requirements. As a result, the amount included in the table above is an estimate only and assumes the current net asset value and the continuation of our advisory agreement on its current terms. Included in the table is $10.0 million of advisor asset management fees per year that are payable in shares of our common stock. Refer to “—Related Party Arrangements” for additional information on our Advisor asset management fee.

(5)	Excludes construction related and other commitments for future development.

(6)	Total includes $290.4 million and $595.5 million for years ended December 31, 2021 and 2022, respectively.

(7)	Total includes $171.1 million and $402.1 million for years ended December 31, 2023 and 2024, respectively.
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
Off-Balance Sheet Arrangements
As of December 31, 2019, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part II. Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Reimbursements to Advisor
Operating Costs
Our Advisor is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Our Advisor allocates, in good faith, indirect costs to us related to our Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor. The indirect costs include our allocable share of our Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to our executive officers (although there may be reimbursement for certain executive officers of our Advisor) and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. Our Advisor allocates these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including our independent directors. Our Advisor updates our board of directors on a quarterly basis of any material changes to the expense allocation and provides a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation, or the 2%/25% Guidelines, for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period.
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to our Advisor for the years ended December 31, 2019 and 2018 and the amount due to related party as of December 31, 2019, 2018 and 2017 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2018	Year Ended December 31, 2019			Due to Related Party as of December 31, 2019
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,665	$19,789	$(19,977)	(2)	$1,477
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,010	11,892	(11,599)		4,303
Total		$5,675	$31,681	$(31,576)		$5,780
_______________________________________

(1)	We did not incur any disposition fees during the year ended December 31, 2019, nor were any such fees outstanding as of December 31, 2019.

(2)	Includes $9.9 million paid in shares of our common stock and a $0.1 million gain recognized on the settlement of the share-based payment.

(3)
As of December 31, 2019, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us. For the year ended December 31, 2019, total operating expenses included in the 2%/25% Guidelines represented 0.3% of average invested assets and 61.8% of net loss without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves. Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2019, we did not incur any offering costs.

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2017	Year Ended December 31, 2018			Due to Related Party as of December 31, 2018
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management and other fees-related party	$—	$23,486	$(21,821)	(2)	$1,665
Acquisition(2)	Investments in unconsolidated ventures/Asset management and other fees-related party	8	(8)	—		—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	1,038	12,631	(9,659)		4,010
Total		$1,046	$36,109	$(31,480)		$5,675
_______________________________________

(1)	Includes $9.0 million paid in shares of our common stock and a $0.2 million gain recognized on the settlement of the share-based payment.

(2)	We did not incur any disposition fees during the year ended December 31, 2018, nor were any such fees outstanding as of December 31, 2017.

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

Pursuant to our advisory agreement, for the year ended December 31, 2019, we issued 1.4 million shares totaling $9.9 million, based on the estimated share price on the date of each issuance, to an affiliate of our Advisor as part of its asset management fee.
As of December 31, 2019, our Advisor, our Sponsor and their affiliates owned a total of 3.1 million shares or $19.4 million of our common stock based on our most recent estimated value per share.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who owns 80.0%, and us, who owns 20.0%. For the year ended December 31, 2019, we recognized property management fee expense of $5.2 million paid to Solstice related to the Winterfell portfolio.
The below table indicates our investments for which our Sponsor is also an equity partner in the joint venture. Each investment was approved by our board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” of Part II, Item 8. “Financial Statements and Supplementary Data” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	Colony Capital/Formation Capital, LLC	May 2014	5.6%
Griffin-American	Colony Capital	December 2014	14.3%
In connection with the acquisition of the Griffin-American portfolio by NorthStar Realty, now a subsidiary of Colony Capital, and us, our Sponsor acquired a 43.0%, as adjusted, ownership interest in American Healthcare Investors, LLC, or AHI, and Mr. James F. Flaherty III, a partner of our Sponsor, acquired a 12.3% ownership interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Realty.
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
Origination of Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, or the Espresso joint venture, which bears interest at a fixed rate of 10.0% per year and matures in January 2021. In November 2019, we received a partial repayment of principal on the Espresso mezzanine loan totaling $0.8 million.

Colony Capital Line of Credit
In October 2017, we obtained our Sponsor Line for up to $15.0 million at an interest rate of 3.5% plus LIBOR. Our Sponsor Line has an initial one year term, with an extension option of six months. Our Sponsor Line was approved by our board of directors, including all of our independent directors. In November 2017, the borrowing capacity under our Sponsor Line was increased to $35.0 million. In March 2018, our Sponsor Line maturity was extended through December 2020 and in May 2019, the maturity date was further extended through December 2021. As of December 31, 2018, we had drawn and fully repaid $25.0 million under our Sponsor Line. We did not utilize our Sponsor Line during the year ended December 31, 2019.
Recent Developments
The following is a discussion of material events which have occurred subsequent to December 31, 2019 through the issuance of the consolidated financial statements.
Share Repurchases
For the period from January 1, 2020 through March 19, 2020, we repurchased 0.3 million shares for a total of $2.0 million or a price of $6.25 per share under our Share Repurchase Program. Refer to Item 8. “Financial Statements and Supplementary Data,” Note 9, “Stockholders’ Equity” for additional information regarding our Share Repurchase Program.
Coronavirus Outbreak
In December 2019, a novel strain of coronavirus emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The World Health Organization has declared the coronavirus outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from the coronavirus. Due to the fact our portfolio is comprised entirely of healthcare real estate, with a focus on the mid-acuity senior housing sector, the coronavirus will impact our operating results to the extent that its continued spread reduces occupancy at our properties, results in quarantines for residents and/or bans on admissions at our properties, reduces the ability to continue to obtain necessary goods and provide adequate staffing at our properties or increases the cost burdens faced by our operators. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others. At this time, we are unable to estimate the impact of this event on our operations, but expect that it will have a material impact on our operations in the coming months.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands) for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(76,960)	$(151,578)	$(137,771)
Adjustments:
Depreciation and amortization	70,989	107,133	105,459
Impairment losses of depreciable real estate	27,554	35,552	5,000
Depreciation and amortization related to unconsolidated ventures	31,892	32,877	38,804
Depreciation and amortization related to non-controlling interests	(635)	(779)	(620)
Impairment loss on real estate related to non-controlling interests	(585)	(62)	—
Realized (gain) loss from sales of property	(6,104)	(14,148)	—
Realized gain (loss) from sales of property related to non-controlling interests	—	2	—
Realized (gain) loss from sales of property related to unconsolidated ventures	(4,065)	1,446	694
Impairment losses of depreciable real estate held by unconsolidated ventures	2,663	22,568	5,265
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$44,749	$33,011	$16,831
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$44,749	$33,011	$16,831
Adjustments:
Acquisition fees and transaction costs	122	878	17,057
Straight-line rental (income) loss	(467)	440	(1,673)
Amortization of premiums, discounts and fees on investments and borrowings	4,914	4,903	4,181
Amortization of discounts on healthcare-related securities	—	314	1,531
Adjustments related to unconsolidated ventures(1)	10,075	12,185	34,660
Adjustments related to non-controlling interests	(25)	13	(182)
Realized (gain) loss on investments and other	(679)	(6,094)	(116)
Unrealized (gain) loss on mortgage loans held in securitization trust	—	—	(1,503)
Impairment of assets other than real estate	—	725	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$58,689	$46,375	$70,786
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

The following table presents distributions declared for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	December 31, 2019		December 31, 2018
Distributions(1)
Cash	$2,991		$32,739
DRP	2,422		30,517
Total	$5,413		$63,256

Sources of Distributions(1)
FFO(2)	$5,413	100%	$33,011	52%
Offering proceeds - Other	—	—%	30,245	48%
Total	$5,413	100%	$63,256	100%

Cash Flow Provided by (Used in) Operations	$25,298		$27,986
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through December 31, 2019, we declared $433.8 million in distributions. Cumulative FFO for the period from April 5, 2013 through December 31, 2019 was $92.4 million.

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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of December 31, 2019, 11.9% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. As of December 31, 2019, all floating rate liabilities outstanding related to mortgage notes payable of our direct operating investments. As of December 31, 2019, we had one line of credit which carries a floating interest rate, with no outstanding liabilities.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of December 31, 2019, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.7 million annually. We did not have any floating rate real estate debt investments as of December 31, 2019.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of December 31, 2019, we had one fixed-rate debt investment with a carrying value of $55.5 million.
In July 2017, the Chief Executive of the U.K. FCA, announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.
The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.
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
As of December 31, 2019, one borrower, a subsidiary of the Espresso joint venture, accounted for 100.0% of the aggregate principal amount of our debt investments and 100.0% of our interest income for the year ended December 31, 2019. We continue to assess the collectability of principal and interest and monitor the status of the sub-portfolios and senior lenders within the joint venture. The debt investment matures in January 2021 and if the borrower is not able to refinance with another lender or otherwise repay the principal amount at its stated maturity, we may have to negotiate modifications to the loan agreement, which may delay our ability to realize liquidity from this investment.
Risk Concentration
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures as of December 31, 2019 (dollars in thousands):

				Year Ended December 31, 2019
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$152,351	52.0%
Solstice Senior Living	(3)	32	4,000	105,497	36.0%
Avamere Health Services		5	453	16,979	5.8%
Arcadia Management		4	572	10,615	3.6%
Integral Senior Living	(3)	3	162	6,417	2.2%
Peregrine Senior Living	(4)	—	—	598	0.2%
Senior Lifestyle Corporation	(5)	1	63	—	—%
Other	(6)	—	—	721	0.2%
Total		75	10,515	$293,178	100.0%
_______________________________________

(1)	Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.

(2)
Includes rental income received from our net lease properties, as well as rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from our ALFs, MCFs and CCRCs, which includes resident room and care charges, ancillary fees and other resident service charges.

(3)	Solstice is a joint venture of which affiliates of ISL own 80%.

(4)	In May 2019, we sold the two properties that were leased to Peregrine Senior Living.

(5)	Tenant has failed to remit rental payments during the year ended December 31, 2019. Properties and unit counts exclude one property held for sale.

(6)	Consists primarily of interest income earned on corporate-level cash accounts.

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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NorthStar Healthcare Income, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We did not audit the financial statements of Healthcare GA Holdings, General Partnership (“Griffin - American”), a joint venture, which is accounted for under the equity method of accounting. The equity in its net loss was $4.5 million, $12.7 million and $6.9 million of consolidated equity in earnings (losses) of unconsolidated ventures for the years ending December 31, 2019, 2018, and 2017 respectively. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Griffin - American, is based solely on the report of the other auditors.
Coronavirus Outbreak
We draw attention to Note 15 to the financial statements, which describes the uncertainty related to the Coronavirus Outbreak.
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
March 20, 2020

Report of Independent Registered Public Accounting Firm

To the Partners of Healthcare GA Holdings, General Partnership
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Healthcare GA Holdings, General Partnership (the “Partnership”) as of December 31, 2019, the related consolidated statement of operations, comprehensive income (loss), changes in partners’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Supplementary Information
The accompanying other financial information, including the Healthcare GA Holdings, General Partnership Consolidated Financial Statements – Historical Basis of NorthStar Healthcare Income, Inc., have been subjected to audit procedures performed in conjunction with the audit of the Partnership’s financial statements. Such information is the responsibility of the Partnership’s management. Our audit procedures included determining whether the information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information. In our opinion, the information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.
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
New York, NY
March 20, 2020

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
Los Angeles, California
March 30, 2018

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$41,884	$73,811
Restricted cash	16,936	20,697
Operating real estate, net	1,700,218	1,778,914
Investments in unconsolidated ventures	268,894	264,319
Real estate debt investments, net	55,468	58,600
Assets held for sale	1,649	2,183
Receivables, net	13,314	14,436
Deferred costs and intangible assets, net	28,355	36,996
Other assets	14,489	14,460
Total assets(1)	$2,141,207	$2,264,416

Liabilities
Mortgage and other notes payable, net	$1,431,922	$1,466,349
Due to related party	5,780	5,675
Escrow deposits payable	3,292	4,379
Distribution payable	—	5,400
Accounts payable and accrued expenses	28,135	32,405
Other liabilities	4,574	5,834
Total liabilities(1)	1,473,703	1,520,042
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 189,111,561 and 188,495,355 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1,891	1,885
Additional paid-in capital	1,702,260	1,697,998
Retained earnings (accumulated deficit)	(1,041,297)	(958,924)
Accumulated other comprehensive income (loss)	(470)	(2,284)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	662,384	738,675
Non-controlling interests	5,120	5,699
Total equity	667,504	744,374
Total liabilities and equity	$2,141,207	$2,264,416
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of December 31, 2019, the Operating Partnership includes $0.6 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2019	2018	2017
Property and other revenues
Resident fee income	$130,135	$129,855	$127,180
Rental income	161,084	159,481	155,700
Other revenue	1,959	4,935	2,895
Total property and other revenues	293,178	294,271	285,775
Net interest income
Interest income on debt investments	7,703	7,706	7,696
Interest income on mortgage loans held in a securitized trust	—	5,149	25,955
Interest expense on mortgage obligations issued by a securitization trust	—	(3,824)	(19,510)
Net interest income	7,703	9,031	14,141
Expenses
Real estate properties - operating expenses	181,214	188,761	163,837
Interest expense	68,896	70,196	61,082
Other expenses related to securitization trust	—	811	3,922
Transaction costs	122	888	9,407
Asset management and other fees - related party	19,789	23,478	41,954
General and administrative expenses	12,761	14,390	13,488
Depreciation and amortization	70,989	107,133	105,459
Impairment loss	27,554	36,277	5,000
Total expenses	381,325	441,934	404,149
Other income (loss)
Unrealized gain (loss) on mortgage loans held in securitization trust, net	—	—	1,503
Realized gain (loss) on investments and other	6,314	20,243	116
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(74,130)	(118,389)	(102,614)
Equity in earnings (losses) of unconsolidated ventures	(3,545)	(33,517)	(35,314)
Income tax benefit (expense)	(75)	(114)	(43)
Net income (loss)	(77,750)	(152,020)	(137,971)
Net (income) loss attributable to non-controlling interests	790	442	200
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(76,960)	$(151,578)	$(137,771)
Net income (loss) per share of common stock, basic/diluted	$(0.41)	$(0.81)	$(0.74)
Weighted average number of shares of common stock outstanding, basic/diluted	189,054,270	187,501,302	186,418,183
Distributions declared per share of common stock	$0.03	$0.34	$0.68

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(77,750)	$(152,020)	$(137,971)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	1,814	(1,968)	872
Total other comprehensive income (loss)	1,814	(1,968)	872
Comprehensive income (loss)	(75,936)	(153,988)	(137,099)
Comprehensive (income) loss attributable to non-controlling interests	790	442	200
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(75,146)	$(153,546)	$(136,899)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2016	185,035	$1,850	$1,666,479	$(480,516)	$(1,188)	$1,186,625	$5,349	$1,191,974
Issuance and amortization of equity-based compensation	20	—	176	—	—	176	—	176
Non-controlling interests - contributions	—	—	—	—	—	—	2,988	2,988
Non-controlling interests - distributions	—	—	—	—	—	—	(1,839)	(1,839)
Shares redeemed for cash	(5,728)	(57)	(52,713)	—	—	(52,770)	—	(52,770)
Distributions declared	—	—	—	(125,803)	—	(125,803)	—	(125,803)
Proceeds from distribution reinvestment plan	7,382	74	67,098	—	—	67,172	—	67,172
Other comprehensive income (loss)	—	—	—	—	872	872	—	872
Net income (loss)	—	—	—	(137,771)	—	(137,771)	(200)	(137,971)
Balance as of December 31, 2017	186,709	$1,867	$1,681,040	$(744,090)	$(316)	$938,501	$6,298	$944,799
Share-based payment of advisor asset management fees	1,078	11	9,019	—	—	9,030	—	9,030
Issuance and amortization of equity-based compensation	21	—	174	—	—	174	—	174
Non-controlling interests - contributions	—	—	—	—	—	—	484	484
Non-controlling interests - distributions	—	—	—	—	—	—	(641)	(641)
Shares redeemed for cash	(3,275)	(33)	(25,874)	—	—	(25,907)	—	(25,907)
Distributions declared	—	—	—	(63,256)	—	(63,256)	—	(63,256)
Proceeds from distribution reinvestment plan	3,962	40	33,639	—	—	33,679	—	33,679
Other comprehensive income (loss)	—	—	—	—	(1,968)	(1,968)	—	(1,968)
Net income (loss)	—	—	—	(151,578)	—	(151,578)	(442)	(152,020)
Balance as of December 31, 2018	188,495	$1,885	$1,697,998	$(958,924)	$(2,284)	$738,675	$5,699	$744,374
Share-based payment of advisor asset management fees	1,408	14	9,885	—	—	9,899	—	9,899
Issuance and amortization of equity-based compensation	35	—	239	—	—	239	—	239
Non-controlling interests - contributions	—	—	—	—	—	—	505	505
Non-controlling interests - distributions	—	—	—	—	—	—	(294)	(294)
Shares redeemed for cash	(1,514)	(15)	(10,731)	—	—	(10,746)	—	(10,746)
Distributions declared	—	—	—	(5,413)	—	(5,413)	—	(5,413)
Proceeds from distribution reinvestment plan	687	7	4,869	—	—	4,876	—	4,876
Other comprehensive income (loss)	—	—	—	—	1,814	1,814	—	1,814
Net income (loss)	—	—	—	(76,960)	—	(76,960)	(790)	(77,750)
Balance as of December 31, 2019	189,111	$1,891	$1,702,260	$(1,041,297)	$(470)	$662,384	$5,120	$667,504

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(77,750)	$(152,020)	$(137,971)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	3,545	33,517	35,314
Depreciation and amortization	70,989	107,133	105,459
Impairment loss	27,554	36,277	5,000
Amortization of below market debt	3,015	2,932	2,703
Straight-line rental income, net and amortization of lease inducements	(467)	440	(1,673)
Amortization of premium/accretion of discount on investments	(113)	(101)	(92)
Amortization of deferred financing costs	1,850	1,946	1,586
Amortization of equity-based compensation	239	174	176
Deferred income tax (benefit) expense, net	—	—	(6)
Realized (gain) loss on investments and other	(6,314)	(20,243)	(116)
Unrealized (gain) loss on senior housing mortgage loans and debt held in securitization trust, net	—	—	(1,503)
Allowance for uncollectible accounts	801	3,172	1,314
Issuance of common stock as payment for asset management fees	9,899	9,030	—
Changes in assets and liabilities:
Receivables	691	1,219	(5,545)
Other assets	(629)	645	(3,975)
Due to related party	204	4,766	827
Escrow deposits payable	(1,087)	563	608
Accounts payable and accrued expenses	(6,454)	(2,205)	8,375
Other liabilities	(675)	741	(352)
Net cash provided by operating activities	25,298	27,986	10,129
Cash flows from investing activities:
Acquisition of operating real estate investments	—	—	(278,959)
Capital expenditures for operating real estate investments	(22,323)	(31,212)	(20,176)
Sale of operating real estate investments	19,618	11,784	—
Sale of healthcare-related securities	—	35,771	—
Repayment of real estate debt investment	818	—	—
Investment in unconsolidated ventures	(39,801)	(4,470)	(12,956)
Sale of ownership interest in unconsolidated ventures	—	47,813	—
Distributions from unconsolidated ventures	35,922	12,672	13,466
Deferred costs and intangible assets	—	—	(19,057)
Other assets	1,479	1,590	3,288
Net cash (used in) provided by investing activities	(4,287)	73,948	(314,394)
Cash flows from financing activities:
Borrowings from mortgage notes	12,800	—	249,091
Repayment of mortgage notes	(51,734)	(25,979)	(2,719)
Borrowings from line of credit - related party	—	—	25,000
Repayment of borrowings from line of credit - related party	—	—	(25,000)
Payment of deferred financing costs	(708)	(283)	(3,384)
Debt extinguishment costs	—	(97)	—
Payments under finance leases	(585)	(610)	—
Shares redeemed for cash	(10,746)	(25,907)	(52,770)
Distributions paid on common stock	(10,813)	(68,560)	(125,678)
Proceeds from distribution reinvestment plan	4,876	33,679	67,172
Contributions from non-controlling interests	505	484	2,988
Distributions to non-controlling interests	(294)	(641)	(1,839)
Net cash (used in) provided by financing activities	(56,699)	(87,914)	132,861
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,688)	14,020	(171,404)
Cash, cash equivalents and restricted cash-beginning of period	94,508	80,488	251,892
Cash, cash equivalents and restricted cash-end of period	$58,820	$94,508	$80,488

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$64,163	$64,568	$55,830
Cash paid for income taxes	28	187	54
Supplemental disclosure of non-cash investing and financing activities:
Accrued distribution payable	$—	$5,400	$10,704
Accrued capital expenditures	2,378	1,456	—
Reclassification of assets held for sale	—	2,183	—
Deconsolidation of securitization trust (VIE asset/liability)	—	512,772	—
Acquisition of operating real estate under capital lease obligations	—	2,108	—
Assumption of mortgage notes payable upon acquisitions of operating real estate	—	—	21,685
Change in carrying value of securitization trust (VIE asset/liability)	—	—	10,162
Debt financing provided by seller for investment acquisition	—	—	15,855
Contingent purchase price payable upon acquisition of operating real estate	—	—	1,800

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of December 31, 2019 and December 31, 2018. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of December 31, 2019, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company completed its initial public offering (the “Initial Offering”) on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in its initial primary offering (the “Initial Primary Offering”) and 2.0 million shares issued pursuant to its distribution reinvestment plan (the “DRP”). In addition, the Company completed its follow-on offering (the “Follow-On Offering”) on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in its follow-on primary offering (the “Follow-on Primary Offering”) and 4.2 million shares issued pursuant to the DRP. The Company refers to its Initial Primary Offering and its Follow-on Primary Offering collectively as the “Primary Offering” and its Initial Offering and Follow-On Offering collectively as the “Offering.” In December 2015, the Company registered an additional 30.0 million shares to be offered pursuant to the DRP. From inception through March 19, 2020, the Company raised total gross proceeds of $2.0 billion, including $232.6 million in DRP proceeds.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications
Certain prior period amounts have been reclassified on the consolidated statements of cash flows from the supplemental disclosure of non-cash investing and financing activities to adjustments to reconcile net income (loss) to net cash provided by operating activities to conform to current period presentation.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates entities in which it has a controlling financial interest by first considering if an entity meets the definition of a variable interest entity (“VIE”) for which the Company is deemed to be the primary beneficiary or if the Company has the power to control an entity through majority voting interest or other arrangements. All significant intercompany balances are eliminated in consolidation.
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
As of December 31, 2019, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of December 31, 2019 is $585.4 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of December 31, 2019 is $462.5 million, collateralized by the real estate assets of the related consolidated VIEs.
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
In March 2018, the Company sold the Class B certificates of its consolidated Investing VIE, relinquishing its rights as directing certificate holder. As a result, the Company was no longer deemed the primary beneficiary of the securitization trust and, accordingly, did not present the assets or liabilities of the securitization trust on its consolidated balance sheets as of December 31, 2019 and December 31, 2018. The Company has presented the income and expenses of the securitization trust on its consolidated statements of operations for the periods that the Company owned the Class B certificates and was considered the primary beneficiary in 2018.
Unconsolidated VIEs
As of December 31, 2019, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $268.9 million. The Company’s maximum exposure to loss as of December 31, 2019 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of December 31, 2019. The Company did not provide financial support to its unconsolidated VIEs during the year ended December 31, 2019, except for funding its proportionate share of capital call contributions. As of December 31, 2019, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$41,884	$73,811	$50,046
Restricted cash	16,936	20,697	30,442
Total cash, cash equivalents and restricted cash	$58,820	$94,508	$80,488

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Lease renewal or termination options are included in the lease asset and lease liability only if it is reasonably certain that the option to extend would be exercised or the option to terminate would not be exercised. As the implicit rate in most leases are not readily determinable, the Company’s incremental borrowing rate for each lease at commencement date is used to determine the present value of lease payments. Consideration is given to the Company’s recent debt financing transactions, as well as publicly available data for instruments with similar characteristics, adjusted for the respective lease term, when estimating incremental borrowing rates.
Lease expense is recognized over the lease term based on an effective interest method for finance leases and on a straight-line basis for operating leases.
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment totaling $3.4 million, which is included in furniture, fixtures, and equipment within operating real estate, net on the Company’s consolidated balance sheets. The leased equipment is amortized on a straight-line basis.
For the years ended December 31, 2019 and 2018, payments for finance leases totaled $0.7 million, respectively. The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments as of December 31, 2019, which is included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ending December 31:
2020	$686
2021	646
2022	554
2023	133
2024	40
Thereafter	—
Total minimum lease payments	$2,059
Less: Amount representing interest	$(189)
Present value of minimum lease payments	$1,870

The weighted average interest rate related to the finance lease obligations is 6.0% with a weighted average lease term of 3.1 years.
As of December 31, 2019, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
Assets Held For Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by U.S. GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of December 31, 2019 and 2018, the Company classified one operating real estate property within the Peregrine portfolio as held for sale, as presented on its consolidated balance sheets.
In May 2019, the Company completed the sale of two properties within the Peregrine portfolio for a sales price totaling $19.7 million. These properties had been reclassified as held for sale in 2019.
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
Identified Intangibles
The Company records acquired identified intangibles, which includes intangible assets (such as the value of the above-market leases, in-place leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value at the acquisition date. The value allocated to the identified intangibles are amortized over the remaining lease term. Above/below-market leases for which the Company is the lessor are amortized into rental income, above/below-market leases for which the Company is the lessee are amortized into real estate properties-operating expense and in-place leases are amortized into depreciation and amortization expense.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment analysis for identified intangible assets is performed in connection with the impairment assessment of the related operating real estate. An impairment establishes a new basis for the identified intangible asset and any impairment loss recognized is not subject to subsequent reversal. Refer to “—Credit Losses and Impairment on Investments - Operating Real Estate” for additional information.
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
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents a summary of deferred costs and intangible assets, net as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Deferred costs and intangible assets, net:
In-place lease value, net	$6,437	$14,559
Goodwill	21,387	21,387
Other intangible assets	380	380
Subtotal intangible assets	28,204	36,326
Deferred costs, net	151	670
Total	$28,355	$36,996

The Company recorded $8.3 million and $47.3 million of in-place lease and deferred cost amortization expense for the years ended December 31, 2019 and 2018, respectively.
In-place lease value, net includes a gross asset amount of $130.0 million for in-place leases related to the Company’s direct investment - net lease properties, of which $123.6 million has been amortized as of December 31, 2019. All other in-place leases related to the Company’s direct investment - operating properties have been fully amortized as of December 31, 2019.
The following table presents future amortization of in-place lease value and deferred costs (dollars in thousands):

Years Ending December 31:
2020	$1,871
2021	1,871
2022	594
2023	337
2024	337
Thereafter	1,578
Total	$6,588

Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the year ended December 31, 2019, the Company did not incur any acquisition fees or expenses to the Advisor or third parties. The Company records as an expense for certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Assets
The following table presents a summary of other assets as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Other assets:
Healthcare facility regulatory reserve deposit	$6,000	$6,000
Remainder interest in condominium units(1)	2,327	3,025
Prepaid expenses	3,841	3,536
Lease / rent inducements, net	1,636	1,254
Utility deposits	317	325
Other	368	320
Total	$14,489	$14,460

_______________________________________

(1)	Represents future interests in property subject to life estates (“Remainder Interest”).
Revenue Recognition
Operating Real Estate
Rental income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators, including rent received from the Company’s net lease properties and rent, ancillary service fees and other related revenue earned from ILF residents. Rental revenue recognition commences when the tenant takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. ILF resident agreements are generally short-term in nature and may allow for termination with 30 days notice. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in receivables, net on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease.
The Company also generates operating income from operating healthcare properties. Revenue related to operating healthcare properties includes resident room and care charges, ancillary fees and other resident service charges. Rent is charged and revenue is recognized when such services are provided, generally defined per the resident agreement as of the date upon which a resident occupies a room or uses the services. Resident agreements are generally short-term in nature and may allow for termination with 30 days notice. Income derived from our ALFs, MCFs and CCRCs is recorded in resident fee income in the consolidated statements of operations.
Lease income from tenants, operators, residents is recognized at lease commencement only to the extent collection is expected to be probable in consideration of tenants’, operators’, residents’ creditworthiness. If collection is assessed to not be probable thereafter, lease income recognized is limited to lease payments collected, with the reversal of any income recognized to date in excess of amounts received. If collection is subsequently reassessed to be probable, lease income is adjusted to reflect the amount of income that would have been recognized had collection always been assessed as probable. During the year ended December 31, 2019, the tenant of the Peregrine portfolio failed to remit rental payments and accordingly no rental income was recognized. Further, the Company continues to monitor the tenant for the Arbors portfolio, which is currently in lease default as a result of failing to remit rent timely. As of December 31, 2019, the Company expects rent collection to be probable for the Arbors portfolio.
For the years ended December 31, 2019 and 2018, total property and other revenues includes variable lease revenues of $16.2 million and $13.6 million, respectively. Variable lease income includes ancillary services provided to tenant/residents, as well as non-recurring services and fees at the Company’s operating facilities.
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
Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write-down to disposal cost recorded as an impairment loss. For any increase in fair value less disposal cost subsequent to classification as held for sale, the impairment may be reversed, but only up to the amount of cumulative loss previously recognized.
During the year ended December 31, 2019, the Company recorded impairment losses totaling $27.6 million for operating real estate and held for sale investments with continuing poor performance and sustained declines in occupancy. Impairment losses include:

•	Rochester portfolio: recorded impairment for two facilities totaling $19.5 million.

•	Kansas City portfolio: recorded impairment for two facilities totaling $3.9 million.

•	Peregrine portfolio: recorded impairment for two facilities totaling $4.1 million. One of the properties was reclassified as held for sale during year ended December 31, 2018.
Refer to Note 3, “Operating Real Estate” for additional information regarding impairment of operating real estate.
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
Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired investment is in doubt, all payments are applied to principal under the cost recovery method. When the

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ultimate collectability of the principal of an impaired investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged. As of December 31, 2019, the Company did not have any impaired real estate debt investments.
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
During the year ended December 31, 2019, the Company did not impair any of its investments in unconsolidated ventures, however, the underlying ventures have recorded impairments and reserves on properties in their respective portfolios, which the Company has recognized through equity in earnings (losses). Significant impairment and reserves recorded by the unconsolidated ventures during the year ended December 31, 2019 include:

•	Griffin-American Joint Venture. Impairment losses for operating real estate and held for sale assets, of which the Company’s proportionate share totaled $1.9 million.

•	Eclipse Joint Venture. Impairment losses for a net lease SNF, of which the Company’s proportionate share totaled $0.2 million.

•	Espresso Joint Venture. Impairment losses for a net lease SNF, of which the Company’s proportionate share totaled $0.5 million.
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
As of December 31, 2019 and December 31, 2018, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which are reflected as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, gross income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute dividends equal to at least 90.0% of its REIT taxable income (with certain adjustments) to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. The Company has assessed its tax positions for all open tax years, which include 2016 to 2019, and concluded there were no material uncertainties to be recognized.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheets date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of December 31, 2019 totaled $13.2 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effects of the tax rate change did not have a material impact on the Company’s existing deferred tax balances.
The Company recorded an income tax expense of approximately $75,000, $114,000 and $43,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Recent Accounting Pronouncements
Accounting Standards Adopted in 2019
Leases—In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, which amended existing lease accounting standards. ASU 2016-02, along with several clarifying amendments were codified in Accounting Standards Codification (“ASC”) Topic 842. The new standard primarily requires lessees to recognize their rights and obligations under most leases on balance sheet, to be capitalized as an ROU asset and a corresponding liability for future lease obligations. Targeted changes were made to lessor accounting, primarily to align to the lessee model and the new revenue recognition standard.
ASC 842 also narrows the definition of initial direct costs to only the incremental costs of obtaining a lease, such as leasing commissions, for both lessee and lessor accounting. Indirect costs such as allocated overhead, certain legal fees and negotiation costs are no longer capitalized under the new standard. The application of ASC 842 did not have a material impact on the consolidated statements of operations.
The Company adopted the new lease standard and related amendments on January 1, 2019 using the modified retrospective method to leases existing or commencing on or after January 1, 2019. Comparative periods presented have not been restated and continue to be reported under the standards in effect for those prior periods.

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
Lease Accounting—The Company determines if an arrangement contains a lease and determines the classification of leasing arrangements at inception. A leasing arrangement is classified by the lessee as either a finance lease, which represents a financed purchased asset of the leased asset, or an operating lease. The Company has elected the accounting policy to combine lease and nonlease components in these contracts as a single lease component in its lease contracts.
The Company made the accounting policy election to recognize lease payments on short-term leases on a straight-line basis over the lease term and will not record these leases on the balance sheet. A short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
Lease renewal or termination options are factored into the lease asset and lease liability only if it is reasonably certain that the option to extend or option to terminate would be exercised.
Lease expense is recognized over the lease term based on an effective interest method for finance leases and on a straight-line basis for operating leases.
The Company reclassified its capital lease assets to ROU-finance assets, within operating real estate, net, as of January 1, 2019, which had no material impact to the Company’s consolidated financial statements and related disclosures. There was no impact to beginning equity as a result of adoption related to lessee accounting.
Lessor Accounting—The Company determines if an arrangement contains a lease and determines the classification of leasing arrangements at inception. The Company has operating leases with property tenants that expire at various dates with renewal options typically exercised at the lessee's election. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised.
As lessor, the Company made the accounting policy election to treat the lease and nonlease components in a contract as a single component to the extent that the timing and pattern of transfer are similar for the lease and nonlease components and the lease component qualifies as an operating lease. The services provided by the Company under the nonlease components of tenant reimbursements for net leases and resident fee income qualify for the practical expedient to be combined with their respective lease component and accounted for as a single component under the lease standard as the lease component is predominant.
Under ASC 842, lessors are required to evaluate collectability of all lease payments based upon the creditworthiness of the lessee. Rental and resident fee income is recognized only to the extent collection is determined to be probable. If collection is subsequently determined to no longer be probable, any previously accrued revenue that has not been collected is subject to reversal. If collection is subsequently determined to be probable, revenue and the corresponding receivable would be reestablished to an amount that would have been recognized if collection had always been deemed to be probable. The initial application of the collectability guidance did not have a material impact on the Company’s consolidated financial statements.
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
Future Application of Accounting Standards
Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses, which amends the credit impairment model for financial instruments. The existing incurred loss model will be replaced with a lifetime current expected credit loss (“CECL”) model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity (“HTM”) debt securities, financial guarantees, net investment in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for credit losses. For available-for-sale

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“AFS”) debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the other than temporary impairment concept will result in more frequent estimation of credit losses. The accounting model for purchased credit impaired loans and debt securities will be simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. The existing model for beneficial interests that are not of high credit quality will be amended to conform to the new impairment models for HTM and AFS debt securities. Expanded disclosures on credit risk include credit quality indicators by vintage for financing receivables and net investment in leases.
ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. The Company has identified its mezzanine loan debt investment to be within the scope of ASU No. 2016-13. The Company has developed the policies, systems and controls that will be required for the implementation and ongoing management of CECL. ASU 2016-13 specifies that an allowance for loan losses should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Based on its analysis, the Company does not expect to record any additional allowance for its mezzanine loan upon the adoption of this standard.
Variable Interest Entities—In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU amends the VIE guidance to align the evaluation of a decision maker's or service provider’s fee in assessing a variable interest with the guidance in the primary beneficiary test. Specifically, indirect interests held by a related party that is under common control will now be considered on a proportionate basis, rather than in their entirety, when assessing whether the fee qualifies as a variable interest. The proportionate basis approach is consistent with the treatment of indirect interests held by a related party under common control when evaluating the primary beneficiary of a VIE. This effectively means that when a decision maker or service provider has an interest in a related party, regardless of whether they are under common control, it will consider that related party’s interest in a VIE on a proportionate basis throughout the VIE model, for both the assessment of a variable interest and the determination of a primary beneficiary. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. ASU No. 2018-17 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted in an interim period for which financial statements have not been issued. The Company is currently evaluating the impact of this new guidance but does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.
Income Tax Accounting—In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies accounting for income taxes by eliminating certain exceptions to the general approach in ASC 740, Income Taxes, and clarifies certain aspects of the guidance for more consistent application. The simplifications relate to intraperiod tax allocations when there is a loss in continuing operations and a gain outside of continuing operations, accounting for tax law or tax rate changes and year-to-date losses in interim periods, recognition of deferred tax liability for outside basis difference when investment ownership changes, and accounting for franchise taxes that are partially based on income. The ASU also provides new guidance that clarifies the accounting for transactions resulting in a step-up in tax basis of goodwill, among other changes. Transition is generally prospective, other than the provision related to outside basis difference which is on a modified retrospective basis with cumulative effect adjusted to retained earnings at the beginning of the period adopted, and franchise tax provision which is on either full or modified retrospective. ASU No. 2019-12 is effective January 1, 2021, with early adoption permitted in an interim period, to be applied to all provisions. The Company is currently evaluating the impact of this new guidance.
Accounting for Certain Equity Investments—In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The ASU clarifies that if as a result of an observable transaction, an equity investment under the measurement alternative is transitioned into equity method and vice versa, an equity method investment is transitioned into measurement alternative, the investment is to be remeasured immediately before and after the transaction, respectively. The ASU also clarifies that certain forward contracts or purchased options to acquire equity securities that are not deemed to be derivatives or in-substance common stock will generally be measured using the fair value principles of ASC 321 before settlement or exercise, and that an entity should not be considering how it will account for the resulting investments upon eventual settlement or exercise. ASU No. 2020-01 is to be applied prospectively, effective January 1, 2021, with early adoption permitted in an interim period. The Company is currently evaluating the impact of this new guidance.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Land	$236,036	$236,736
Land improvements	23,287	22,453
Buildings and improvements	1,551,113	1,580,058
Tenant improvements	14,642	11,774
Construction in progress	4,956	5,605
Furniture, fixtures and equipment	100,998	93,371
Subtotal	$1,931,032	$1,949,997
Less: Accumulated depreciation	(230,814)	(171,083)
Operating real estate, net	$1,700,218	$1,778,914

For the years ended December 31, 2019, 2018 and 2017, depreciation expense was $62.8 million, $60.0 million and $53.8 million, respectively.
Within the table above, buildings and improvements have been reduced by impairment totaling $58.0 million and $31.0 million as of December 31, 2019 and 2018, respectively. Impairment loss, as presented on the consolidated statements of operations, totaled $27.6 million and $36.3 million for the years ended December 31, 2019 and 2018, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
Future Minimum Rental Income
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2019 (dollars in thousands):

Years Ending December 31:(1)
2020	$33,308
2021	34,141
2022	14,652
2023	10,919
2024	11,192
Thereafter	57,076
Total	$161,288
_______________________________________

(1)	Excludes rental income from residents at ILFs that are subject to short-term leases.
Net lease rental properties owned as of December 31, 2019 are leased under noncancelable operating leases with current expirations ranging from 2022 to 2029, with certain tenant renewal rights. These net lease arrangements require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.
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
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures as of December 31, 2019 and 2018 and activity for the years ended December 31, 2019 and 2018 (dollars in thousands):

			Carrying Value
Portfolio	Acquisition Date	Ownership	December 31, 2019(1)	December 31, 2018(1)
Eclipse	May-2014	5.6%	$9,483	$11,765
Envoy(2)	Sep-2014	11.4%	399	4,717
Griffin-American	Dec-2014	14.3%	125,597	113,982
Espresso(3)	Jul-2015	36.7%	—	—
Trilogy(4)	Dec-2015	23.2%	133,361	133,764
Subtotal			$268,840	$264,228
Operator Platform(5)	Jul-2017	20.0%	54	91
Total			$268,894	$264,319
_______________________________________

(1)
Includes $1.3 million, $13.4 million, $7.6 million, and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Griffin-American, Espresso and Trilogy joint ventures, respectively.

(2)	In March 2019, the Envoy joint venture completed the sale of its remaining 11 properties for a sales price of $118.0 million, which generated net proceeds to the Company totaling $4.3 million.

(3)
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

(5)
Represents investment in Solstice Senior Living, LLC (“Solstice”). In November 2017, the Company began the transition of operations of the Winterfell portfolio from the former manager, an affiliate of Holiday Retirement, to a new manager, Solstice, a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.

	Year Ended December 31, 2019			Year Ended December 31, 2018
Portfolio	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions
Eclipse(2)	$435	$(987)	$2,717	$(624)	$(2,280)	$754
Envoy	20	(892)	4,339	(37)	(301)	283
Griffin - American(3)	(4,540)	(16,359)	23,061	(12,717)	(24,780)	5,553
Espresso	(2,426)	(8,530)	—	(21,460)	(26,906)	—
Trilogy	3,003	(13,797)	5,805	1,153	(14,810)	5,977
Subtotal	$(3,508)	$(40,565)	$35,922	$(33,685)	$(69,077)	$12,567
Operator Platform(4)	(37)	—	—	168	—	107
Total	$(3,545)	$(40,565)	$35,922	$(33,517)	$(69,077)	$12,674
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

(2)
Equity in earnings for the year ended December 31, 2019 includes a gain on the sale of nine properties within the portfolio. The Company’s proportionate share of the net proceeds generated from the sale totaled approximately $2.1 million.

(3)
Equity in losses for the year ended December 31, 2019 includes a gain on the sale of three properties within the portfolio. The Company’s proportionate share of the net proceeds generated from the sale totaled approximately $16.9 million.

(4)	Represents the Company’s investment in Solstice.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Data
The combined balance sheets as of December 31, 2019 and 2018 and combined statements of operations for the years ended December 31, 2019, 2018 and 2017 for the Company’s unconsolidated ventures are as follows (dollars in thousands):

	December 31, 2019	December 31, 2018		Year Ended December 31,
				2019	2018	2017
Assets
Operating real estate, net	$4,821,757	$5,016,977	Total revenues	$1,575,774	$1,514,098	$1,457,208
Other assets	1,199,552	1,003,614	Net income (loss)	$(17,689)	$(150,170)	$(158,445)
Total assets	$6,021,309	$6,020,591

Liabilities and equity
Total liabilities	$4,578,905	$4,565,451
Equity	1,442,404	1,455,140
Total liabilities and equity	$6,021,309	$6,020,591

5.	Real Estate Debt Investments
The following table presents the Company’s one debt investment as of December 31, 2019 and December 31, 2018 (dollars in thousands):

		Carrying Value(2)
Asset Type:	Principal Amount	December 31, 2019	December 31, 2018	Fixed Rate	Unlevered Current Yield
Mezzanine loan(1)	$74,182	$55,468	$58,600	10.0%	10.3%
_______________________________________

(1)	Loan has a final maturity date of January 30, 2021.

(2)
As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company has recorded the excess equity in losses related to its unconsolidated investment as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of December 31, 2019 and December 31, 2018, the cumulative excess equity in losses included in the mezzanine loan carrying value were $18.6 million and $16.2 million, respectively.

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
As of December 31, 2019, the Company’s debt investment was performing in accordance with the contractual terms of its governing documents.  Although various defaults under leases and senior secured loans existed as of December 31, 2019, none of these defaults resulted in a default under the Company’s debt investment as of December 31, 2019. The Company continues to assess the collectability of principal and interest. As of December 31, 2019, contractual debt service has been paid in accordance with contractual terms and the Company expects to receive full payment of contractual principal and interest. Accordingly, the debt investment was categorized as a performing loan.
For the year ended December 31, 2019, the debt investment contributed 100.0% of the Company’s interest income on debt investments as presented on the consolidated statements of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Borrowings
The following table presents the Company’s borrowings as of December 31, 2019 and 2018 (dollars in thousands):

				December 31, 2019		December 31, 2018
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Peregrine Portfolio(3)
Various locations	Non-recourse	Dec 2019	LIBOR + 3.50%	$—	$—	$16,545	$16,277
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb 2021	LIBOR + 2.92%	20,547	20,500	20,866	20,774
Frisco, TX	Non-recourse	Mar 2021	LIBOR + 3.04%	19,170	19,127	19,460	19,377
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,760	18,357	18,760	18,288
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	20,228	20,131	20,849	20,734
Rochester, NY(4)	Non-recourse	Aug 2027	LIBOR + 2.34%	101,224	100,267	101,224	100,162
Rochester, NY(5)	Non-recourse	Aug 2021	LIBOR + 2.90%	12,800	12,232	—	—
Arbors Portfolio(6)
Various locations	Non-recourse	Feb 2025	3.99%	89,026	88,020	90,751	89,508
Watermark Fountains Portfolio(7)
Various locations	Non-recourse	Jun 2022	3.92%	392,269	390,508	399,023	396,421
Various locations	Non-recourse	Jun 2022	5.56%	74,208	73,750	75,401	74,776
Winterfell Portfolio(8)
Various locations	Non-recourse	Jun 2025	4.17%	632,024	614,415	642,954	622,329
Avamere Portfolio(9)
Various locations	Non-recourse	Feb 2027	4.66%	71,464	70,922	72,466	71,848
Subtotal mortgage notes payable, net				$1,451,720	$1,428,229	$1,478,299	$1,450,494
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb 2022	6.00%	3,693	3,693	3,500	3,500
Rochester Portfolio
Rochester, NY(5)	Non-recourse	Aug 2019	6.00%	—	—	12,355	12,355
Subtotal other notes payable, net				$3,693	$3,693	$15,855	$15,855
Total mortgage and other notes payable, net				$1,455,413	$1,431,922	$1,494,154	$1,466,349
_______________________________________

(1)	Floating rate borrowings are comprised of $172.5 million principal amount at one-month London Interbank Offered Rate (“LIBOR”).

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

(7)
Includes $392.3 million principal amount of fixed rate borrowings, secured by 14 healthcare real estate properties, cross-collateralized and subject to cross-default as well as a supplemental financing totaling $74.2 million of principal, secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.

(8)	Comprised of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and subject to cross-default.

(9)	Comprised of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and subject to cross-default.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents scheduled principal payments on borrowings based on final maturity as of December 31, 2019 (dollars in thousands):

Years Ending December 31:
2020	$23,751
2021	76,171
2022	466,725
2023	19,056
2024	19,778
Thereafter	849,932
Total	$1,455,413

As of December 31, 2019, the operating performance of a property within the Company’s Rochester portfolio did not maintain certain minimum financial coverage ratios required under the contractual terms of its mortgage note, which resulted in a default. The Company is currently in discussions with the lender to cure or otherwise waive the default.
As of December 31, 2019, the tenant for the Arbors portfolio failed to remit rent timely, which resulted in a default under the tenant’s lease, which in turn, resulted in a default under the mortgage notes collateralized by the properties. The Company is currently in discussions with the tenant regarding the lease default.
Colony Capital Line of Credit
In October 2017, the Company obtained a revolving line of credit from an affiliate of Colony Capital, the Sponsor, for up to $15.0 million at an interest rate of 3.5% plus LIBOR (the “Sponsor Line”). The Sponsor Line had an initial one year term, with an extension option of six months. In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. During 2017, the Company had drawn and fully repaid $25.0 million under the Sponsor Line. In March 2018, the Sponsor Line maturity was extended through December 2020, and in May 2019, the maturity date was further extended through December 2021. The Company did not utilize the Sponsor Line during the year ended December 31, 2019.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to the Advisor for the years ended December 31, 2019 and 2018 and the amount due to related party as of December 31, 2019, 2018 and 2017 (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2018	Year Ended December 31, 2019			Due to Related Party as of December 31, 2019
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,665	$19,789	$(19,977)	(2)	$1,477
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,010	11,892	(11,599)		4,303
Total		$5,675	$31,681	$(31,576)		$5,780
_______________________________________

(1)	The Company did not incur any disposition fees during the year ended December 31, 2019, nor were any such fees outstanding as of December 31, 2019.

(2)	Includes $9.9 million paid in shares of the Company’s common stock and a $0.1 million gain recognized on the settlement of the share-based payment.

(3)	As of December 31, 2019, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2017	Year Ended December 31, 2018			Due to Related Party as of December 31, 2018
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management and other fees-related party	$—	$23,486	$(21,821)	(2)	$1,665
Acquisition(2)	Investments in unconsolidated ventures/Asset management and other fees-related party	8	(8)	—		—
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	1,038	12,631	(9,659)		4,010
Total		$1,046	$36,109	$(31,480)		$5,675
_______________________________________

(1)	Includes $9.0 million paid in shares of the Company’s common stock and a $0.2 million gain recognized on the settlement of the share-based payment.

(2)	The Company did not incur any disposition fees during the year ended December 31, 2018, nor were any such fees outstanding as of December 31, 2017.

(3)	As of December 31, 2018, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.
Pursuant to the advisory agreement, for the year ended December 31, 2019, the Company issued 1.4 million shares totaling $9.9 million, based on the estimated share price on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee.
As of December 31, 2019, the Advisor, the Sponsor and their affiliates owned a total of 3.1 million shares or $19.4 million of the Company’s common stock based on the Company’s most recent estimated value per share.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the year ended December 31, 2019, the Company recognized property management fee expense of $5.2 million paid to Solstice related to the Winterfell portfolio.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The below table indicates the Company’s investments for which Colony Capital is also an equity partner in the joint venture. Each investment was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	Colony Capital/Formation Capital, LLC	May 2014	5.6%
Griffin-American	Colony Capital	December 2014	14.3%
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
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Under the Plan, 2.0 million shares of restricted common stock were eligible to be issued. Pursuant to the Plan, as of December 31, 2019, the Company’s independent directors were granted a total of 131,132 shares of restricted common stock for an aggregate $1.1 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vested quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Equity-based compensation expense is related to the issuance of restricted stock to the independent directors and is recorded in general and administrative expenses in the consolidated statements of operations. Unrecognized equity-based compensation for unvested shares totaled $0.2 million as of December 31, 2019 and 2018, respectively. Unvested shares totaled 33,645 and 20,827 as of December 31, 2019 and 2018, respectively.

9.	Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for the Follow-On Offering on December 17, 2015 and all of the shares initially registered for the Follow-On Offering were issued on or before January 19, 2016. The Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion in the Primary Offering.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Effective Date	Estimated Value per Share	Valuation Date
April 2016	$8.63	12/31/2015
December 2016	9.10	6/30/2016
December 2017	8.50	6/30/2017
December 2018	7.10	6/30/2018
December 2019	6.25	6/30/2019

No selling commissions or dealer manager fees were paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the year ended December 31, 2019, the Company issued 0.7 million shares of common stock totaling $4.9 million of gross offering proceeds pursuant to the DRP. For the year ended December 31, 2018, the Company issued 4.0 million shares of common stock totaling $33.7 million of gross offering proceeds pursuant to the DRP. From inception through December 31, 2019, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents distributions declared for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2019
First Quarter	$2,991	$2,422	$5,413
Second Quarter	—	—	—
Third Quarter	—	—	—
Fourth Quarter	—	—	—
Total	$2,991	$2,422	$5,413

2018
First Quarter	$7,684	$7,876	$15,560
Second Quarter	8,028	7,722	15,750
Third Quarter	8,374	7,567	15,941
Fourth Quarter	8,653	7,352	16,005
Total	$32,739	$30,517	$63,256

2017
First Quarter	$14,228	$16,669	$30,897
Second Quarter	14,557	16,804	31,361
Third Quarter	14,899	16,873	31,772
Fourth Quarter	15,082	16,691	31,773
Total	$58,766	$67,037	$125,803
_________________________________________________

(1)	Represents distributions declared for the period, even though such distributions are actually paid to stockholders in the month following such period.
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). For the year ended December 31, 2019, the Company generated net operating losses for tax purposes. The Company did not have positive REIT taxable income for its taxable year ending December 31, 2019, therefore, it was not required to make distributions to its stockholders in 2019 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2018 and includes a net operating loss carry-forward of $73.5 million.
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
For the year ended December 31, 2019, the Company repurchased 1.5 million shares of common stock for $10.7 million at an average price of $7.10 per share. For the year ended December 31, 2018, the Company repurchased 3.3 million shares of common stock for $25.9 million at an average price of $7.91 per share pursuant to the Share Repurchase Program.
The Company has funded repurchase requests received during a quarter with cash on hand, borrowings or other available capital. Prior to the most recent amendments to the Share Repurchase Program, the Company had a total of 12.0 million shares, or $74.8 million, based on its most recently published estimated value per share of $6.25, in unfulfilled repurchase requests. Refer to Note 15, “Subsequent Events” for additional information regarding the Share Repurchase Program.

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the years ended December 31, 2019, 2018 and 2017 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.8 million, $0.4 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019			December 31, 2018
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$74,182	$55,468	$74,182	$75,000	$58,600	$75,000
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,455,413	$1,431,922	$1,450,876	$1,494,154	$1,466,349	$1,464,533
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Mortgage and Other Notes Payable, Net
For mortgage and other notes payable, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury and LIBOR rates as of the end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or otherwise, write-down of asset values due to impairment. The following table summarizes Level 3 assets carried at fair value on a nonrecurring basis as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Operating real estate, net	$58,804	$47,955
Assets held for sale	1,649	2,183

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value write-downs recorded as impairment losses in the years presented for assets carried at nonrecurring fair values as of December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Operating real estate, net	$27,021	$31,000	$—
Assets held for sale	533	2,494	5,000
Total impairment loss	$27,554	$33,494	$5,000

Operating Real Estate
Operating real estate that is impaired is carried at fair value at the time of impairment. Impairment was driven by various factors including changes in undiscounted future net cash flows expected to be generated by the properties and declines in operating performance. Fair value of impaired operating real estate was estimated based upon various approaches including discounted cash flow analysis using terminal capitalization rates ranging from 7.0% to 7.75% and discount rates ranging from 7.0% to 7.5%, third party appraisals, offer prices or broker opinions of value.
Assets Held For Sale
Assets held for sale are carried at the lower of amortized cost or fair value. Assets held for sale that were written down to fair value were generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, fair value of real estate held for sale is reduced for estimated selling costs of 3.0%.

12.	Quarterly Financial Information (Unaudited)
The following tables present selected quarterly information for the years ended December 31, 2019 and 2018 (dollars in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Property and other revenues	$72,907	$72,778	$74,972	$72,521
Net interest income	1,932	1,946	1,923	1,902
Expenses	106,235	86,571	95,420	93,099
Equity in earnings (losses) of unconsolidated ventures	4,121	(3,037)	(4,405)	(224)
Net income (loss)	(26,924)	(14,697)	(17,460)	(18,669)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(26,573)	(14,624)	(17,146)	(18,617)

Net income (loss) per share of common stock, basic/diluted (1)	$(0.13)	$(0.08)	$(0.09)	$(0.10)
_______________________________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Property and other revenues	$73,721	$73,470	$72,777	$74,303
Net interest income	1,943	1,943	1,921	3,224
Expenses	131,445	99,430	104,790	106,269
Equity in earnings (losses) of unconsolidated ventures	(37,424)	16,631	(4,098)	(8,626)
Net income (loss)	(77,257)	(6,670)	(34,205)	(33,888)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(77,212)	(6,604)	(34,094)	(33,668)

Net income (loss) per share of common stock, basic/diluted (1)	$(0.40)	$(0.04)	$(0.18)	$(0.18)
_______________________________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Segment Reporting
The Company conducts its business through the following five segments, which are based on how management reviews and manages its business.

•	Direct Investments - Net Lease - Healthcare properties operated under net leases with a tenant operator.

•	Direct Investments - Operating - Healthcare properties operated pursuant to management agreements with healthcare operators.

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
The following table presents the operators and tenants of the Company’s properties, excluding properties owned through unconsolidated joint ventures as of December 31, 2019 (dollars in thousands):

				Year Ended December 31, 2019
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$152,351	52.0%
Solstice Senior Living	(3)	32	4,000	105,497	36.0%
Avamere Health Services		5	453	16,979	5.8%
Arcadia Management		4	572	10,615	3.6%
Integral Senior Living	(3)	3	162	6,417	2.2%
Peregrine Senior Living	(4)	—	—	598	0.2%
Senior Lifestyle Corporation	(5)	1	63	—	—%
Other	(6)	—	—	721	0.2%
Total		75	10,515	$293,178	100.0%
______________________________________

(1)	Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.

(2)
Includes rental income received from the Company’s net lease properties as well as rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from the Company’s ALFs, MCFs and CCRCs, which includes resident room and care charges, ancillary fees and other resident service charges.

(3)	Solstice is a joint venture of which affiliates of ISL own 80%.

(4)	In May 2019, the Company sold the two properties that were leased to Peregrine Senior Living.

(5)	Tenant has failed to remit rental payments during the year ended December 31, 2019. Properties and unit counts exclude one property held for sale.

(6)	Consists primarily of interest income earned on corporate-level cash accounts.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present segment reporting for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Direct Investments
Year Ended December 31, 2019	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Rental and resident fee income	$33,423	$257,796	$—	$—	$—	$291,219
Net interest income on debt and securities	—	—	—	7,703	—	7,703
Other revenue	1	1,237	—	35	686	1,959
Property operating expenses	(11)	(181,203)	—	—	—	(181,214)
Interest expense	(12,434)	(56,360)	—	—	(102)	(68,896)
Transaction costs	—	(122)	—	—	—	(122)
Asset management and other fees - related party	—	—	—	—	(19,789)	(19,789)
General and administrative expenses	(268)	(42)	—	(38)	(12,413)	(12,761)
Depreciation and amortization	(14,329)	(56,660)	—	—	—	(70,989)
Impairment loss	(4,132)	(23,422)	—	—	—	(27,554)
Realized gain (loss) on investments and other	5,872	719	—	—	(277)	6,314
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	8,122	(58,057)	—	7,700	(31,895)	(74,130)
Equity in earnings (losses) of unconsolidated ventures	—	—	(3,545)	—	—	(3,545)
Income tax benefit (expense)	—	(75)	—	—	—	(75)
Net income (loss)	$8,122	$(58,132)	$(3,545)	$7,700	$(31,895)	$(77,750)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Investments
Year Ended December 31, 2018	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$34,275	$255,061	$—	$—	$—		$289,336	$—	$289,336
Net interest income on debt and securities	—	—	—	8,534	(314)	(3)	8,220	811	9,031
Other revenue	1	3,718	—	375	841		4,935	—	4,935
Property operating expenses	(1,346)	(187,415)	—	—	—		(188,761)	—	(188,761)
Interest expense	(13,326)	(56,595)	—	—	(275)		(70,196)	—	(70,196)
Other expenses related to securitization trust	—	—	—	—	—		—	(811)	(811)
Transaction costs	(60)	(828)	—	—	—		(888)	—	(888)
Asset management and other fees - related party	—	—	—	—	(23,478)		(23,478)	—	(23,478)
General and administrative expenses	(183)	(856)	(2)	(46)	(13,303)		(14,390)	—	(14,390)
Depreciation and amortization	(13,694)	(93,439)	—	—	—		(107,133)	—	(107,133)
Impairment loss	(5,094)	(31,183)	—	—	—		(36,277)	—	(36,277)
Unrealized gain (loss) on mortgage loans held in securitization trust, net	—	—	—	(314)	314	(3)	—	—	—
Realized gain (loss) on investments and other	—	2,525	14,086	3,495	137		20,243	—	20,243
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	573	(109,012)	14,084	12,044	(36,078)		(118,389)	—	(118,389)
Equity in earnings (losses) of unconsolidated ventures	—	—	(33,517)	—	—		(33,517)	—	(33,517)
Income tax benefit (expense)	—	(114)	—	—	—		(114)	—	(114)
Net income (loss)	$573	$(109,126)	$(19,433)	$12,044	$(36,078)		$(152,020)	$—	$(152,020)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Investments
Year Ended December 31, 2017	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)		Subtotal	Investing VIE(2)	Total
Rental and resident fee income	$34,798	$248,082	$—	$—	$—		$282,880	$—	$282,880
Net interest income on debt and securities	—	(1)	—	11,749	(1,529)	(3)	10,219	3,922	14,141
Other revenue	5	2,244	—	—	646		2,895	—	2,895
Property operating expenses	(31)	(163,806)	—	—	—		(163,837)	—	(163,837)
Interest expense	(12,266)	(48,742)	—	—	(74)		(61,082)	—	(61,082)
Other expenses related to securitization trust	—	—	—	—	—		—	(3,922)	(3,922)
Transaction costs	(435)	(8,972)	—	—	—		(9,407)	—	(9,407)
Asset management and other fees - related party	—	—	—	—	(41,954)		(41,954)	—	(41,954)
General and administrative expenses	(82)	(866)	—	(49)	(12,491)		(13,488)	—	(13,488)
Depreciation and amortization	(13,127)	(92,332)	—	—	—		(105,459)	—	(105,459)
Impairment of operating real estate	(5,000)	—	—	—	—		(5,000)	—	(5,000)
Unrealized gain (loss) on mortgage loans held in securitization trust, net	—	—	—	(26)	1,529	(3)	1,503	—	1,503
Realized gain (loss) on investments and other	—	116	—	—	—		116	—	116
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	3,862	(64,277)	—	11,674	(53,873)		(102,614)	—	(102,614)
Equity in earnings (losses) of unconsolidated ventures	—	—	(35,314)	—	—		(35,314)	—	(35,314)
Income tax benefit (expense)	—	(43)	—	—	—		(43)	—	(43)
Net income (loss)	$3,862	$(64,320)	$(35,314)	$11,674	$(53,873)		$(137,971)	$—	$(137,971)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

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

The following table presents total assets by segment as of December 31, 2019 and 2018 (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
December 31, 2019	$365,789	$1,420,023	$268,892	$56,099	$30,404	$2,141,207
December 31, 2018	394,697	1,481,522	264,317	59,620	64,260	2,264,416
_______________________________________

(1)	Represents primarily corporate cash and cash equivalents balances.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Commitments and Contingencies
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

15.	Subsequent Events
The following is a discussion of material events which have occurred subsequent to December 31, 2019 through the issuance of the consolidated financial statements.
Share Repurchases
For the period from January 1, 2020 through March 19, 2020, the Company repurchased 0.3 million shares for a total of $2.0 million or a price of $6.25 per share under the Share Repurchase Program.
Coronavirus Outbreak
In December 2019, a novel strain of coronavirus emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The World Health Organization has declared the coronavirus outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak and the Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from the coronavirus. Due to the fact the Company’s portfolio is comprised entirely of healthcare real estate, with a focus on the mid-acuity senior housing sector, the coronavirus will impact the Company’s operating results to the extent that its continued spread reduces occupancy at the Company’s properties, results in quarantines for residents and/or bans on admissions at the Company’s properties, reduces the ability to continue to obtain necessary goods and provide adequate staffing at its properties or increases the cost burdens faced by the Company’s operators. The extent to which the coronavirus impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
its impact, among others. At this time, the Company is unable to estimate the impact of this event on its operations, but expects that it will have a material impact on its operations in the coming months.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition(1)	Column E Gross Amount Carried at Close of Period(2)			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Net Lease Portfolio
Smyrna, GA	$—	$825	$9,175	$(5,730)	$825	$3,445	$4,270	$1,469	$2,801	Dec-13	40 years
Bohemia, NY	23,689	4,258	27,805	160	4,258	27,965	32,223	4,245	27,978	Sep-14	40 years
Hauppauge, NY	14,372	2,086	18,495	1,351	2,086	19,846	21,932	3,193	18,739	Sep-14	40 years
Islandia, NY	35,317	8,437	37,198	291	8,437	37,489	45,926	5,799	40,127	Sep-14	40 years
Westbury, NY	15,648	2,506	19,163	293	2,506	19,456	21,962	2,905	19,057	Sep-14	40 years
Bellevue, WA	30,227	13,801	18,208	3,839	13,801	22,047	35,848	3,929	31,919	Jun-15	40 years
Dana Point, CA	32,044	6,286	41,199	611	6,286	41,810	48,096	5,560	42,536	Jun-15	40 years
Kalamazoo, MI	34,042	4,521	30,870	2,824	4,521	33,694	38,215	5,548	32,667	Jun-15	40 years
Oklahoma City, OK	2,935	3,104	6,119	1,349	3,104	7,468	10,572	2,120	8,452	Jun-15	40 years
Palm Desert, CA	20,195	5,365	38,889	2,675	5,365	41,564	46,929	6,515	40,414	Jun-15	40 years
Sarasota, FL	73,073	12,845	64,403	4,421	12,845	68,824	81,669	10,296	71,373	Jun-15	40 years
Senior Housing Operating Portfolio
Leawood, KS	—	900	7,100	(2,959)	900	4,141	5,041	1,362	3,679	Oct-13	40 years
Spring Hill, KS	—	430	6,570	(3,513)	430	3,057	3,487	1,148	2,339	Oct-13	40 years
Milford, OH	18,760	1,160	14,440	1,560	1,160	16,000	17,160	3,261	13,899	Dec-13	40 years
Milford, OH	—	700	—	5,603	700	5,603	6,303	211	6,092	Jul-17	40 years
Denver, CO	20,547	4,300	27,200	9,417	4,300	36,617	40,917	6,278	34,639	Jan-14	40 years
Frisco, TX	19,170	3,100	35,874	2,107	3,100	37,981	41,081	6,239	34,842	Feb-14	40 years
Alexandria, VA	44,269	7,950	41,124	2,465	7,950	43,589	51,539	6,040	45,499	Jun-15	40 years
Crystal Lake, IL	27,028	6,580	28,210	2,893	6,580	31,103	37,683	4,406	33,277	Jun-15	40 years
Independence, MO	15,260	1,280	17,090	1,669	1,280	18,759	20,039	2,904	17,135	Jun-15	40 years
Millbrook, NY	24,285	6,610	20,854	3,732	6,610	24,586	31,196	4,088	27,108	Jun-15	40 years
St. Petersburg, FL	39,898	8,920	44,137	6,015	8,920	50,152	59,072	7,299	51,773	Jun-15	40 years
Tarboro, NC	22,130	2,400	17,800	4,211	2,400	22,011	24,411	3,460	20,951	Jun-15	40 years
Tuckahoe, NY	36,255	4,870	26,980	1,297	4,870	28,277	33,147	3,822	29,325	Jun-15	40 years
Tucson, AZ	64,836	7,370	60,719	5,097	7,370	65,816	73,186	9,393	63,793	Jun-15	40 years
Apple Valley, CA	21,304	1,168	24,625	605	1,168	25,230	26,398	3,176	23,222	Mar-16	40 years
Auburn, CA	24,069	1,694	18,438	965	1,694	19,403	21,097	2,632	18,465	Mar-16	40 years
Austin, TX	26,501	4,020	19,417	2,119	4,020	21,536	25,556	2,747	22,809	Mar-16	40 years
Bakersfield, CA	16,818	1,831	21,006	987	1,831	21,993	23,824	2,885	20,939	Mar-16	40 years
Bangor, ME	21,449	2,463	23,205	721	2,463	23,926	26,389	3,191	23,198	Mar-16	40 years
Bellingham, WA	23,816	2,242	18,807	1,098	2,242	19,905	22,147	2,670	19,477	Mar-16	40 years
Clovis, CA	18,743	1,821	21,721	638	1,821	22,359	24,180	2,833	21,347	Mar-16	40 years
Columbia, MO	22,677	1,621	23,521	715	1,621	24,236	25,857	3,061	22,796	Mar-16	40 years
Corpus Christi, TX	18,582	2,263	20,142	928	2,263	21,070	23,333	2,764	20,569	Mar-16	40 years
East Amherst, NY	18,509	2,873	18,279	495	2,873	18,774	21,647	2,427	19,220	Mar-16	40 years
El Cajon, CA	20,967	2,357	14,733	730	2,357	15,463	17,820	2,192	15,628	Mar-16	40 years
El Paso, TX	12,198	1,610	14,103	969	1,610	15,072	16,682	1,974	14,708	Mar-16	40 years
Fairport, NY	16,505	1,452	19,427	599	1,452	20,026	21,478	2,444	19,034	Mar-16	40 years
Fenton, MO	24,527	2,410	22,216	773	2,410	22,989	25,399	2,982	22,417	Mar-16	40 years
Grand Junction, CO	19,466	2,525	26,446	504	2,525	26,950	29,475	3,544	25,931	Mar-16	40 years
Grand Junction, CO	9,975	1,147	12,523	591	1,147	13,114	14,261	1,897	12,364	Mar-16	40 years
Grapevine, TX	22,312	1,852	18,143	1,079	1,852	19,222	21,074	2,572	18,502	Mar-16	40 years
Groton, CT	17,579	3,673	21,879	1,554	3,673	23,433	27,106	3,272	23,834	Mar-16	40 years
Guilford, CT	24,273	6,725	27,488	(13,990)	6,725	13,498	20,223	3,553	16,670	Mar-16	40 years
Joliet, IL	14,896	1,473	23,427	(7,462)	1,473	15,965	17,438	2,907	14,531	Mar-16	40 years
Kennewick, WA	7,669	1,168	18,933	702	1,168	19,635	20,803	2,498	18,305	Mar-16	40 years
Las Cruces, NM	11,175	1,568	15,091	891	1,568	15,982	17,550	2,091	15,459	Mar-16	40 years
Lees Summit, MO	27,159	1,263	20,500	937	1,263	21,437	22,700	2,930	19,770	Mar-16	40 years
Lodi, CA	20,090	2,863	21,152	824	2,863	21,976	24,839	2,884	21,955	Mar-16	40 years
Normandy Park, WA	16,213	2,031	16,407	839	2,031	17,246	19,277	2,303	16,974	Mar-16	40 years

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition(1)	Column E Gross Amount Carried at Close of Period(2)			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Palatine, IL	20,089	1,221	26,993	1,768	1,221	28,761	29,982	3,653	26,329	Mar-16	40 years
Plano, TX	16,073	2,200	14,860	1,468	2,200	16,328	18,528	2,205	16,323	Mar-16	40 years
Renton, WA	19,026	2,642	20,469	851	2,642	21,320	23,962	2,836	21,126	Mar-16	40 years
Sandy, UT	15,781	2,810	19,132	541	2,810	19,673	22,483	2,529	19,954	Mar-16	40 years
Santa Rosa, CA	27,916	5,409	26,183	1,230	5,409	27,413	32,822	3,596	29,226	Mar-16	40 years
Sun City West, AZ	25,649	2,684	29,056	1,663	2,684	30,719	33,403	4,122	29,281	Mar-16	40 years
Tacoma, WA	30,018	7,974	32,435	1,913	7,977	34,345	42,322	4,555	37,767	Mar-16	40 years
Frisco, TX	—	1,130	—	12,595	1,130	12,595	13,725	1,243	12,482	Oct-16	40 years
Albany, OR	8,777	958	6,625	552	758	7,377	8,135	749	7,386	Feb-17	40 years
Port Townsend, WA	16,781	1,613	21,460	619	996	22,696	23,692	2,183	21,509	Feb-17	40 years
Roseburg, OR	12,416	699	11,589	589	459	12,418	12,877	1,170	11,707	Feb-17	40 years
Sandy, OR	14,161	1,611	16,697	652	1,233	17,727	18,960	1,594	17,366	Feb-17	40 years
Santa Barbara, CA	3,693	2,408	15,674	116	2,408	15,790	18,198	1,254	16,944	Feb-17	40 years
Wenatchee, WA	19,329	2,540	28,971	744	1,534	30,721	32,255	2,589	29,666	Feb-17	40 years
Churchville, NY	6,575	296	7,712	421	296	8,133	8,429	767	7,662	Aug-17	35 years
Greece, NY	—	534	18,158	(9,134)	533	9,025	9,558	1,240	8,318	Aug-17	49 years
Greece, NY	26,833	1,007	31,960	1,277	1,007	33,237	34,244	2,567	31,677	Aug-17	41 years
Henrietta, NY	11,881	1,153	16,812	732	1,152	17,545	18,697	1,771	16,926	Aug-17	36 years
Penfield, NY	12,502	781	20,273	(8,550)	781	11,723	12,504	2,036	10,468	Aug-17	30 years
Penfield, NY	10,918	516	9,898	335	515	10,234	10,749	970	9,779	Aug-17	35 years
Rochester, NY	20,228	2,426	31,861	1,610	2,425	33,472	35,897	2,644	33,253	Aug-17	39 years
Rochester, NY	5,341	297	12,484	1,139	296	13,624	13,920	1,209	12,711	Aug-17	37 years
Victor, NY	27,174	1,060	33,246	1,552	1,059	34,799	35,858	2,616	33,242	Aug-17	41 years
Victor, NY	12,800	557	13,570	10	556	13,581	14,137	797	13,340	Nov-17	41 years
Undeveloped Land
Bellevue, WA	—	14,200	—	—	14,200	—	14,200	—	14,200	Jun-15	(3)
Kalamazoo, MI	—	100	—	—	100	—	100	—	100	Jun-15	(3)
Crystal Lake, IL	—	810	—	—	810	—	810	—	810	Jun-15	(3)
Millbrook, NY	—	1,050	—	—	1,050	—	1,050	—	1,050	Jun-15	(3)
Rochester, NY	—	544	—	—	544	—	544	—	544	Aug-17	(3)
Penfield, NY	—	534	—	—	534	—	534	—	534	Aug-17	(3)
Subtotal	$1,455,413	$238,481	$1,627,369	$65,182	$236,036	$1,694,996	$1,931,032	$230,814	$1,700,218
Held for Sale
Clinton, CT	—	—	—	—	—	—	1,649	—	1,649	Oct-13	(3)
Total	$1,455,413	$238,481	$1,627,369	$65,182	$236,036	$1,694,996	$1,932,681	$230,814	$1,701,867
_____________________________

(1)	Negative amount represents impairment of operating real estate.

(2)	The aggregate cost for federal income tax purposes is approximately $2.2 billion.

(3)	Depreciation is not recorded on land or assets held for sale.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(Dollars in Thousands)

The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$1,949,997	$1,966,352	$1,632,153
Property acquisitions	—	—	317,224
Dispositions	(16,645)	(15,240)	—
Improvements	24,701	35,889	21,251
Impairment	(27,021)	(33,494)	(5,000)
Reclassification(1)	—	—	724
Subtotal	1,931,032	1,953,507	1,966,352
Classified as held for sale(2)	—	(3,510)	—
Balance at end of year(3)	$1,931,032	$1,949,997	$1,966,352
_____________________________

(1)
Represents a measurement period adjustment of operating real estate acquired in 2016 reclassified from below market debt in connection with the final purchase price allocation for the Winterfell portfolio.

(2)	Amounts classified as held for sale during the year and remain as held for sale at the end of the year.

(3)	The aggregate cost of the properties are approximately $263.6 million higher for federal income tax purposes as of December 31, 2019.
The following table presents changes in accumulated depreciation as of December 31, 2019, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$171,083	$113,924	$60,173
Depreciation expense	62,798	60,028	53,751
Property dispositions	(3,067)	(1,542)	—
Subtotal	230,814	172,410	113,924
Classified as held for sale	—	(1,327)	—
Balance at end of year	$230,814	$171,083	$113,924

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2019
(Dollars in Thousands)

Asset Type:	Location / Description	Count	Fixed Rate	Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens(3)	Principal Amount	Carrying Value(4)	Principal Amount of Loans Subject to Delinquent Principal or Interest

Espresso Mezzanine Loan	Various / SNF / ALF	1	10.0%	Jan-21	I/O	$560,632	$74,182	$55,468	$—
_______________________________________

(1)	Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.

(2)	Interest Only, or I/O; principal amount due in full at maturity.

(3)	Represents only third-party liens.

(4)	The federal income tax basis is approximately $74.2 million.

Reconciliation of Carrying Value of Real Estate Debt (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$58,600	$74,650	$74,558
Additions:
Principal amount of new loans and additional funding on existing loans	—	—	—
Acquisition cost (fees) on new loans	—	—	—
Origination fees received on new loans	—	—	—
Deductions:
Reclassification (1)	(2,427)	(16,151)	—
Repayment of principal	(818)	—	—
Amortization of acquisition costs, fees, premiums and discounts	113	101	92
Balance at end of year	$55,468	$58,600	$74,650
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
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
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act, no later than 120 days after the end of our fiscal year ended December 31, 2019.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2019
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2019
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

4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016 and incorporated herein by reference)
4.2*	Description of Registrant’s Securities
10.1	Advisory Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 and incorporated herein by reference)
10.2	Amendment No.1 to Advisory Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2017 and incorporated herein by reference)
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

10.5
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

10.7*	NorthStar Healthcare Income, Inc. Third Amended and Restated Independent Directors Compensation Plan
10.8
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

21.1*	Significant Subsidiaries of the Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Ernst & Young LLP
23.3*	Consent of Ernst & Young LLP
23.4*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
______________________________________________________

*	Filed herewith

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	March 20, 2020	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Justin Chang and Frank V. Saracino and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. JEANNEAULT	Chief Executive Officer, President and Vice Chairman	March 20, 2020
Ronald J. Jeanneault	(Principal Executive Officer)

Chief Financial Officer and Treasurer
/s/ FRANK V. SARACINO	(Principal Financial Officer and	March 20, 2020
Frank V. Saracino	Principal Accounting Officer)

/s/ JUSTIN CHANG	Chairman	March 20, 2020
Justin Chang

/s/ GREGORY A. SAMAY	Director	March 20, 2020
Gregory A. Samay

/s/ JACK F. SMITH, JR.	Director	March 20, 2020
Jack F. Smith, Jr.

/s/ T. ANDREW SMITH	Director	March 20, 2020
T. Andrew Smith