Form 10-Q
period 2020-03-31
NorthStar Healthcare Income, Inc.
filed 2020-05-08
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
The Company has one class of common stock, $0.01 par value per share, 189,325,195 shares outstanding as of May 7, 2020.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•
the financial impact of the COVID-19 virus on our operations, including our ability to comply with the terms of our borrowings, the severity of which depends on the extent and nature of exposure of residents and staff to COVID-19, the availability and timeliness of adequate tests, better access to supplies and the duration of the crisis, among other factors;

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

•
factors that can cause volatility in our operating income generated by our operating properties, including without limitation national and regional economic conditions, development of new competing properties, costs and availability of food, materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$36,888	$41,884
Restricted cash	15,010	16,936
Operating real estate, net	1,687,267	1,700,218
Investments in unconsolidated ventures	265,309	268,894
Real estate debt investments, net	55,281	55,468
Assets held for sale	1,649	1,649
Receivables, net	13,925	13,314
Deferred costs and intangible assets, net	27,887	28,355
Other assets	17,082	14,489
Total assets(1)	$2,120,298	$2,141,207

Liabilities
Mortgage and other notes payable, net	$1,427,440	$1,431,922
Due to related party	5,030	5,780
Escrow deposits payable	3,318	3,292
Accounts payable and accrued expenses	25,639	28,135
Other liabilities	4,417	4,574
Total liabilities(1)	1,465,844	1,473,703
Commitments and contingencies
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 189,191,862 and 189,111,561 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,892	1,891
Additional paid-in capital	1,702,799	1,702,260
Retained earnings (accumulated deficit)	(1,053,778)	(1,041,297)
Accumulated other comprehensive income (loss)	(1,514)	(470)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	649,399	662,384
Non-controlling interests	5,055	5,120
Total equity	654,454	667,504
Total liabilities and equity	$2,120,298	$2,141,207
_______________________________________

(1)
Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of March 31, 2020, the Operating Partnership includes $0.6 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Property and other revenues
Resident fee income	$32,847	$31,878
Rental income	39,980	40,286
Other revenue	64	357
Total property and other revenues	72,891	72,521
Interest income
Interest income on debt investments	1,905	1,902
Expenses
Real estate properties - operating expenses	45,701	45,218
Interest expense	16,679	17,396
Transaction costs	7	38
Asset management and other fees - related party	4,431	4,994
General and administrative expenses	3,029	3,054
Depreciation and amortization	16,489	22,399
Total expenses	86,336	93,099
Other income (loss)
Realized gain (loss) on investments and other	—	237
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(11,540)	(18,439)
Equity in earnings (losses) of unconsolidated ventures	(993)	(224)
Income tax expense	(14)	(6)
Net income (loss)	(12,547)	(18,669)
Net (income) loss attributable to non-controlling interests	66	52
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(12,481)	$(18,617)
Net income (loss) per share of common stock, basic/diluted	$(0.07)	$(0.10)
Weighted average number of shares of common stock outstanding, basic/diluted	189,038,484	189,005,931
Distributions declared per share of common stock	$—	$0.03

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(12,547)	$(18,669)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(1,044)	200
Total other comprehensive income (loss)	(1,044)	200
Comprehensive income (loss)	(13,591)	(18,469)
Comprehensive (income) loss attributable to non-controlling interests	66	52
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(13,525)	$(18,417)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2018	188,495	$1,885	$1,697,998	$(958,924)	$(2,284)	$738,675	$5,699	$744,374
Share-based payment of advisor asset management fees	352	4	2,496	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	45	—	—	45	—	45
Non-controlling interests - contributions	—	—	—	—	—	—	256	256
Non-controlling interests - distributions	—	—	—	—	—	—	(72)	(72)
Shares redeemed for cash	(279)	(3)	(1,975)	—	—	(1,978)	—	(1,978)
Distributions declared	—	—	—	(5,413)	—	(5,413)	—	(5,413)
Proceeds from distribution reinvestment plan	687	7	4,869	—	—	4,876	—	4,876
Other comprehensive income (loss)	—	—	—	—	200	200	—	200
Net income (loss)	—	—	—	(18,617)	—	(18,617)	(52)	(18,669)
Balance as of March 31, 2019 (Unaudited)	189,255	$1,893	$1,703,433	$(982,954)	$(2,084)	$720,288	$5,831	$726,119

Balance as of December 31, 2019	189,111	$1,891	$1,702,260	$(1,041,297)	$(470)	$662,384	$5,120	$667,504
Share-based payment of advisor asset management fees	400	4	2,496	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	38	—	—	38	—	38
Non-controlling interests - contributions	—	—	—	—	—	—	86	86
Non-controlling interests - distributions	—	—	—	—	—	—	(85)	(85)
Shares redeemed for cash	(320)	(3)	(1,995)	—	—	(1,998)	—	(1,998)
Other comprehensive income (loss)	—	—	—	—	(1,044)	(1,044)	—	(1,044)
Net income (loss)	—	—	—	(12,481)	—	(12,481)	(66)	(12,547)
Balance as of March 31, 2020 (Unaudited)	189,191	$1,892	$1,702,799	$(1,053,778)	$(1,514)	$649,399	$5,055	$654,454

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(12,547)	$(18,669)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	993	224
Depreciation and amortization	16,489	22,399
Amortization of below market debt	766	746
Straight-line rental income, net and amortization of lease inducements	11	(189)
Amortization of premium/accretion of discount on investments	(30)	(26)
Amortization of deferred financing costs	471	486
Amortization of equity-based compensation	38	45
Realized (gain) loss on investments and other	—	(237)
Allowance for uncollectible accounts	200	325
Issuance of common stock as payment for asset management fees	2,500	2,500
Changes in assets and liabilities:
Receivables	(822)	(438)
Other assets	(1,690)	(1,688)
Due to related party	(749)	(1,079)
Escrow deposits payable	26	(133)
Accounts payable and accrued expenses	(3,217)	(5,820)
Other liabilities	(10)	(465)
Net cash provided by operating activities	2,429	(2,019)
Cash flows from investing activities:
Capital expenditures for operating real estate investments	(2,127)	(2,851)
Investment in unconsolidated ventures	—	(2,400)
Distributions from unconsolidated ventures	1,765	6,947
Other assets	(903)	547
Net cash (used in) provided by investing activities	(1,265)	2,243
Cash flows from financing activities:
Repayment of mortgage notes	(5,942)	(5,835)
Payments under finance leases	(147)	(142)
Shares redeemed for cash	(1,998)	(1,978)
Distributions paid on common stock	—	(10,813)
Proceeds from distribution reinvestment plan	—	4,876
Contributions from non-controlling interests	86	256
Distributions to non-controlling interests	(85)	(72)
Net cash (used in) provided by financing activities	(8,086)	(13,708)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,922)	(13,484)
Cash, cash equivalents and restricted cash-beginning of period	58,820	94,508
Cash, cash equivalents and restricted cash-end of period	$51,898	$81,024

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$943	$1,153
Capitalized interest for mortgage and other notes payable	222	193
Reclassification of assets held for sale	—	13,513
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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of March 31, 2020 and December 31, 2019. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of March 31, 2020, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company completed its initial public offering (the “Initial Offering”) on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in its initial primary offering (the “Initial Primary Offering”) and 2.0 million shares issued pursuant to its distribution reinvestment plan (the “DRP”). In addition, the Company completed its follow-on offering (the “Follow-On Offering”) on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in its follow-on primary offering (the “Follow-on Primary Offering”) and 4.2 million shares issued pursuant to the DRP. The Company refers to its Initial Primary Offering and its Follow-on Primary Offering collectively as the “Primary Offering” and its Initial Offering and Follow-On Offering collectively as the “Offering.” In December 2015, the Company registered an additional 30.0 million shares to be offered pursuant to the DRP. From inception through May 7, 2020, the Company raised total gross proceeds of $2.0 billion, including $232.6 million in DRP proceeds.
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
Impact of COVID-19
At the time of preparation of the first quarter 2020 financial statements, the world is facing a global pandemic, the coronavirus 2019 (“COVID-19”), with efforts to address the pandemic significantly impacting economic and financial markets globally and across all facets of industries, including real estate. Specifically, the Company's healthcare real estate business and investments have begun to experience or otherwise anticipate a myriad of challenges, including, but not limited to, declines in resident occupancy

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and operating cash flows, increases in cost burden faced by operators, lease concessions sought by tenants, and a stressed market affecting real estate values in general. Most of these COVID-19 effects on the Company's business did not significantly impact results of operations during the three months ended March 31, 2020, but the Company anticipates more pronounced and significant effects in future periods, beginning the second quarter of 2020. While the Company itself has the ability to meet its near term liquidity needs, general market concerns over credit and liquidity continues to permeate in an economic downturn environment.
If a general economic downturn resulting from efforts to contain COVID-19 persists over an extended period of time, this could have a prolonged negative impact on the Company's financial condition and results of operations. At this time, as the extent and duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult for the Company to assess and estimate the impact on the Company's results of operations with any meaningful precision. Accordingly, any estimates of the effects of COVID-19 as reflected and/ or discussed in these financial statements are based upon the Company's best estimates using information known to the Company as of the date of this Quarterly Report on Form 10-Q, and such estimates may change, the effects of which could be material.

2.	Summary of Significant Accounting Policies
Basis of Accounting
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on March 23, 2020.
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
As of March 31, 2020, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of March 31, 2020 is $581.2 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of March 31, 2020 is $461.3 million, collateralized by the real estate assets of the related consolidated VIEs.
Unconsolidated VIEs
As of March 31, 2020, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $265.3 million. The Company’s maximum exposure to loss as of March 31, 2020 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of March 31, 2020. The Company did not provide financial support to its unconsolidated VIEs during the three months ended March 31, 2020, except for funding its proportionate share of capital call contributions. As of March 31, 2020, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	March 31, 2020 (Unaudited)	December 31, 2019
Cash and cash equivalents	$36,888	$41,884
Restricted cash	15,010	16,936
Total cash, cash equivalents and restricted cash	$51,898	$58,820

Operating Real Estate
The Company evaluates whether a real estate acquisition constitutes a business and whether business combination accounting is appropriate. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If not, for an acquisition to be considered a business, it would have to include an input and a substantive process that together significantly contribute to the

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ability to create outputs (i.e., there is a continuation of revenue before and after the transaction). A substantive process is not ancillary or minor, cannot be replaced without significant costs, effort or delay or is otherwise considered unique or scarce. To qualify as a business without outputs, the acquired assets would require an organized workforce with the necessary skills, knowledge and experience that performs a substantive process.
For acquisitions that are not deemed to be businesses, the assets acquired are recognized based on their cost to the Company as the acquirer and no gain or loss is recognized. The cost of assets acquired in a group is allocated to individual assets within the group based on their relative fair values and does not give rise to goodwill. Transaction costs related to acquisition of assets are included in the cost basis of the assets acquired.
For acquisitions that qualify as business combinations, transaction costs related to acquisition of a business are expensed as incurred and excluded from the fair value of consideration transferred. The identifiable assets acquired, liabilities assumed and non-controlling interests in an acquired entity are recognized and measured at their estimated fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired, liabilities assumed and non-controlling interests in an acquired entity, net of fair value of any previously held interest in the acquired entity, is recorded as goodwill. Such valuations require management to make significant estimates and assumptions.
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment totaling $3.4 million, which is included in furniture, fixtures, and equipment within operating real estate, net on the Company’s consolidated balance sheets. The leased equipment is amortized on a straight-line basis. For the three months ended March 31, 2020 and 2019, payments for finance leases totaled $0.2 million and $0.2 million, respectively.
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

April 1 to December 31, 2020	$620
Years Ending December 31:
2021	646
2022	554
2023	133
2024	40
Thereafter	—
Total minimum lease payments	$1,993
Less: Amount representing interest	$(268)
Present value of minimum lease payments	$1,725

The weighted average interest rate related to the finance lease obligations is 6.0% with a weighted average lease term of 2.9 years.
As of March 31, 2020, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
Assets Held For Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by U.S. GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of March 31, 2020 and December 31, 2019, the Company classified one operating real estate property within the Peregrine portfolio as held for sale, as presented on its consolidated balance sheets.
Real Estate Debt Investments
Real estate debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. Debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated fair value. Refer to “—Credit Losses on Real Estate Debt Investments and Receivables” for additional information on estimated credit loses for real estate debt investments.
Deferred Costs and Intangible Assets
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are recorded against the carrying value of such financing and are amortized to interest expense over the term of the financing using the effective interest method. Unamortized deferred financing costs are expensed to realized gain (loss) on investments and other, when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and renew operating leases,

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
Identified Intangibles
The Company records acquired identified intangibles, which includes intangible assets (such as the value of the above-market leases, in-place leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value at the acquisition date. The value allocated to the identified intangibles is amortized over the remaining lease term. Above/below-market leases for which the Company is the lessor are amortized into rental income, above/below-market leases for which the Company is the lessee are amortized into real estate properties - operating expenses and in-place leases are amortized into depreciation and amortization expense.
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
The Company considered whether changes in the current economic environment as a result of the COVID-19 pandemic and the impact thereof on the Company’s healthcare real estate business represent indicators of potential impairment to goodwill. While COVID-19 has resulted in limited admissions at the Company’s properties as well as increased cost burdens for the Company’s operators, the extent to which COVID-19 impacts the Company’s operations will depend on future developments, the duration of the outbreak and the actions taken to contain or treat its impact, which remain highly uncertain.
Accordingly, the Company believes that the fair value of its goodwill reporting unit remains greater than its carrying value and has not recorded impairment to goodwill for the three months ended March 31, 2020.
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents deferred costs and intangible assets, net (dollars in thousands):

	March 31, 2020 (Unaudited)	December 31, 2019
Deferred costs and intangible assets, net:
In-place lease value, net	$5,987	$6,437
Goodwill	21,387	21,387
Other intangible assets	380	380
Subtotal intangible assets	27,754	28,204
Deferred costs, net	133	151
Total	$27,887	$28,355

The Company recorded $0.5 million and $6.8 million of amortization expense for the three months ended March 31, 2020 and 2019, respectively, for in-place leases and deferred costs.
In-place lease value, net includes a gross asset amount of $130.0 million for in-place leases related to the Company’s direct investment - net lease properties, of which $124.1 million has been amortized as of March 31, 2020. All other in-place leases related to the Company’s direct investment - operating properties have been fully amortized as of March 31, 2020.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents future amortization of in-place lease value and deferred costs (dollars in thousands):

April 1 to December 31, 2020	$1,404
Years Ending December 31:
2021	1,871
2022	594
2023	337
2024	337
Thereafter	1,577
Total	$6,120

Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the three months ended March 31, 2020, the Company did not incur any acquisition fees or expenses to the Advisor or third parties. The Company records as an expense for certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets (dollars in thousands):

	March 31. 2020 (Unaudited)	December 31, 2019
Other assets:
Healthcare facility regulatory reserve deposit	$6,000	$6,000
Remainder interest in condominium units(1)	2,327	2,327
Prepaid expenses	6,212	3,841
Lease / rent inducements, net	1,842	1,636
Utility deposits	315	317
Other	386	368
Total	$17,082	$14,489

_______________________________________

(1)	Represents future interests in property subject to life estates.
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
Lease income from tenants, operators, residents is recognized at lease commencement only to the extent collection is expected to be probable in consideration of tenants’, operators’, residents’ creditworthiness. This assessment is based on several qualitative and quantitative factors, including and as appropriate, the payment history, ability to satisfy its lease obligations, the value of the underlying collateral or deposit, if any, and current economic conditions. If collection is assessed to not be probable thereafter, lease income recognized is limited to lease payments collected, with the reversal of any income recognized to date in excess of amounts received. If collection is subsequently reassessed to be probable, lease income is adjusted to reflect the amount of income that would have been recognized had collection always been assessed as probable. For the three months ended March 31, 2020, the tenant of the Peregrine portfolio failed to remit rental payments and accordingly no rental income was recognized. Further, the Company continues to monitor the tenant for the Arbors portfolio, which is currently in lease default as a result of failing to remit rent timely. As of March 31, 2020, the Company expects rent collection to be probable for the Arbors portfolio.
For the three months ended March 31, 2020 and 2019, total property and other revenues includes variable lease revenues of $4.2 million and $4.0 million, respectively. Variable lease income includes ancillary services provided to tenant/residents, as well as non-recurring services and fees at the Company’s operating facilities.
Lease Concessions under COVID-19
Under guidance provided by the Financial Accounting Standards Board (“FASB”), for lease concessions resulting directly from the impact of COVID-19 that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee, for example, where total payments required by the modified contract will be substantially the same as or less than the original contract, the Company can make a policy election to account for the concessions as though the enforceable rights and obligations for those concessions existed in the lease contracts. In this case, the concessions will not be treated as lease modifications that are accounted for over the remaining term of the respective leases, as this would not accurately reflect the temporary economic effect of the concessions. Instead, (i) rent deferrals that meet the criteria will be treated as if no changes were made to the lease contract, with continued recognition of lease income and receivable under the original terms of the contract; and (ii) rent forgiveness that meet the criteria will be accounted for as variable lease payments in the affected periods.
The Company has not issued any lease concessions or executed any lease amendments as a result of COVID-19 during the three months ended March 31, 2020.
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
Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable and/or legally discharged.
Impairment on Operating Real Estate and Investments in Unconsolidated Ventures
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
The Company considered the potential impact of the COVID-19 pandemic on the future net operating income of its healthcare real estate held for investment as an indicator of impairment. Fair values were estimated based upon the income capitalization approach, using net operating income for each property and applying indicative capitalization rates.
Due to uncertainties over the extent and duration of the economic fallout from COVID-19, at this time, it is difficult for the Company to assess and estimate the economic effects of COVID-19 with any meaningful precision. As the actual impact of COVID-19 will depend on many factors beyond the Company’s control and knowledge, the resulting effect on impairment of the Company's real estate held for investment and held for sale may materially differ from the Company's current expectations and further impairment charges may be recorded in future periods.
During the three months ended March 31, 2020, the Company did not record impairment losses for any operating real estate or held for sale investments. Refer to Note 3, “Operating Real Estate” for additional information regarding impairment of operating real estate.
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
During the three months ended March 31, 2020, the Company did not impair any of its investments in unconsolidated ventures, however, the underlying ventures have recorded impairments and reserves on properties in their respective portfolios, which the Company has recognized through equity in earnings (losses), of which the Company’s proportionate share totaled $0.4 million.
Due to uncertainties over the extent and duration of the economic fallout from COVID-19, at this time, it is difficult for the Company to assess and estimate the economic effects of COVID-19 with any meaningful precision. As the actual impact of COVID-19 will depend on many factors beyond the Company’s control and knowledge, the resulting effect on impairment of the Company's investments in unconsolidated ventures may materially differ from the Company's current expectations and further impairment charges may be recorded in future periods.
Credit Losses on Real Estate Debt Investments and Receivables
The current expected credit loss (“CECL”) model, in estimating expected credit losses over the life of a financial instrument at the time of origination or acquisition, considers historical loss experiences, current conditions and the effects of reasonable and supportable expectations of changes in future macroeconomic conditions. The Company assesses the estimate of expected credit losses on a quarterly basis or more frequently as necessary. The Company considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
The Company measures expected credit losses of real estate debt investments and other receivables (“Financial Assets”) on a collective basis when similar risk characteristics exist. If the Company determines that a particular Financial Asset does not share risk characteristics with its other Financial Assets, the Company evaluates the Financial Asset for expected credit losses on an individual basis.
When developing an estimate of expected credit losses on Financial Assets, the Company considers available information relevant to assessing the collectability of cash flows. This information may include internal information, external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. The Company considers relevant qualitative and quantitative factors that relate to the environment in which the Company operates and are specific to the borrower.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Further, the fair value of the collateral, less estimated costs to sell, may be used when determining the allowance for credit losses for a Financial Asset for which the repayment is expected to be provided substantially through the sale of the collateral when the borrower is experiencing financial difficulty.
As of March 31, 2020, the Company has not recorded an allowance for credit losses on its Financial Assets. Refer to Note 5, “Real Estate Debt Investments” for additional information regarding the carrying value of the Company’s real estate debt investment.
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
As of March 31, 2020 and December 31, 2019, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which are reflected as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheets date. The Company evaluates the

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of March 31, 2020 totaled $15.7 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effects of the tax rate change did not have a material impact on the Company’s existing deferred tax balances.
The Company recorded an income tax expense of approximately $14,000 and $6,000 for the three months ended March 31, 2020 and 2019, respectively.
Recent Accounting Pronouncements
Accounting Standards Adopted in 2020
Credit Losses—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses, followed by subsequent amendments, which modifies the credit impairment model for financial instruments, and codified as Accounting Standards Codification (“ASC”) Topic 326. The multiple existing incurred loss models have been replaced with the CECL model for off-balance sheet credit exposures that are not unconditionally cancellable by the lender and financial instruments carried at amortized cost, such as loans, loan commitments, held-to-maturity debt securities, financial guarantees, net investment in sales-type and direct financing leases, reinsurance and trade receivables. Targeted changes are also made to the impairment model of available-for-sale (“AFS”) debt securities which are not within the scope of CECL.
The CECL model, in estimating expected credit losses over the life of a financial instrument at the time of origination or acquisition, considers historical loss experience, current conditions and the effects of a reasonable and supportable expectation of changes in future macroeconomic conditions. Recognition of allowance for credit losses under the CECL model will generally be accelerated as it encompasses credit losses over the full remaining expected life of the affected financial instruments. For collateralized financial assets, measurement of credit losses under CECL is based on fair value of the collateral if foreclosure is probable or if the collateral-dependent practical expedient is elected for financial assets expected to be repaid substantially through operation or sale of the collateral when the borrower is experiencing financial difficulty. The accounting model for purchased credit-impaired loans and debt securities will be simplified to be consistent with the CECL model for originated and purchased non-credit-impaired assets. For AFS debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the other-than-temporary impairment concept will result in more frequent estimation of credit losses. ASC 326 also requires expanded disclosures on credit risk, including credit quality indicators by vintage of financing receivables.
The Company adopted the new standard on January 1, 2020. The Company has identified its mezzanine loan debt investment to be within the scope of ASU No. 2016-13. The Company has developed the policies, systems and controls required for the implementation and ongoing management of CECL. ASU 2016-13 specifies that an allowance for credit losses should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Based on its analysis, the Company has not recorded any credit loss allowance for its mezzanine loan upon the adoption of this standard. Refer to Note 5, “Real Estate Debt Investments” for additional information.
The Company had no debt securities with unrealized loss in accumulated other comprehensive income as of December 31, 2019 and accordingly, there was no impact upon adoption of the new standard. As it relates to the Company’s other accounts receivable that are subject to CECL, there was no impact from adoption of the new standard.
Related Party Guidance for VIEs—In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU amends the VIE guidance to align, throughout the VIE model, the evaluation of a decision maker's or service provider’s fee held by a related party, whether or not they are under common control, in both the assessment of whether the fee qualifies as a variable interest and the determination of a primary beneficiary. Specifically, a decision maker or service provider considers interests in a VIE held by a related party under common control only if it has a direct interest in that related party under common control and considers such indirect interest in the VIE held by the related party under common

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

control on a proportionate basis, rather than in its entirety. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. The Company adopted ASU No. 2018-17 on January 1, 2020, with no transitional impact upon adoption.
Future Application of Accounting Standards
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

3.	Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	March 31, 2020 (Unaudited)	December 31, 2019
Land	$236,036	$236,036
Land improvements	23,379	23,287
Buildings and improvements	1,554,484	1,551,113
Tenant improvements	15,175	14,642
Construction in progress	2,368	4,956
Furniture, fixtures and equipment	102,662	100,998
Subtotal	$1,934,104	$1,931,032
Less: Accumulated depreciation	(246,837)	(230,814)
Operating real estate, net	$1,687,267	$1,700,218

For the three months ended March 31, 2020 and 2019, depreciation expense was $16.0 million and $15.6 million, respectively.
Within the table above, buildings and improvements have been reduced by impairment totaling $58.0 million as of March 31, 2020 and December 31, 2019, respectively. There was no impairment loss recorded on the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
Net lease rental properties owned as of March 31, 2020 have current lease expirations ranging from 2022 to 2029, with certain tenant renewal rights. These net lease arrangements require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value
Portfolio	Acquisition Date	Ownership	March 31, 2020 (Unaudited)	December 31, 2019(1)
Eclipse	May-2014	5.6%	$9,198	$9,483
Envoy(2)	Sep-2014	11.4%	207	399
Griffin-American	Dec-2014	14.3%	120,975	125,597
Espresso(3)	Jul-2015	36.7%	—	—
Trilogy(4)	Dec-2015	23.2%	134,889	133,361
Subtotal			$265,269	$268,840
Operator Platform(5)	Jul-2017	20.0%	40	54
Total			$265,309	$268,894
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

(5)
Represents investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%,

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
Portfolio	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions
Eclipse	$(199)	$(508)	$86	$(100)	$(530)	$79
Envoy	—	—	192	96	(810)	4,301	(3)
Griffin-American	(2,090)	(4,883)	1,487	(595)	(3,583)	1,116
Espresso	(217)	(2,690)	—	(596)	(1,833)	—
Trilogy	1,528	(3,727)	—	995	(3,328)	1,451
Subtotal	$(978)	$(11,808)	$1,765	$(200)	$(10,084)	$6,947
Operator Platform(2)	(15)	—	—	(24)	—	—
Total	$(993)	$(11,808)	$1,765	$(224)	$(10,084)	$6,947
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

(2)	Represents the Company’s investment in Solstice.

(3)	In March 2019, the Envoy joint venture completed the sale of its remaining 11 properties for a sales price of $118.0 million, which generated net proceeds to the Company totaling $4.3 million.

5.	Real Estate Debt Investments
The following table presents the Company’s one debt investment (dollars in thousands):

		Carrying Value(2)
Asset Type:	Principal Amount	March 31, 2020 (Unaudited)	December 31, 2019	Fixed Rate	Unlevered Current Yield
Mezzanine loan(1)	$74,182	$55,281	$55,468	10.0%	10.3%
_______________________________________

(1)	Loan has a final maturity date of January 30, 2021.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)
As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company has recorded the excess equity in losses related to its unconsolidated investment as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of March 31, 2020 and December 31, 2019, the cumulative excess equity in losses included in the mezzanine loan carrying value were $18.8 million and $18.6 million, respectively.

The Company evaluates its debt investment at least quarterly based on: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity. The Company considers historical credit loss information, current conditions, the effects of expectations of changes in future macroeconomic conditions as well as reasonable and supportable forecasts.
As of March 31, 2020, the Company’s debt investment was performing in accordance with the contractual terms of its governing documents.  Although various defaults under leases and senior secured loans existed as of March 31, 2020, none of these defaults resulted in a default under the Company’s debt investment as of March 31, 2020. The Company continues to assess the collectability of principal and interest. As of March 31, 2020, contractual debt service has been paid in accordance with contractual terms and the Company expects to receive full payment of contractual principal and interest.
For the three months ended March 31, 2020, the mezzanine loan represented 100.0% of the Company’s interest income on debt investments as presented on the consolidated statements of operations.

6.	Borrowings
The following table presents the Company’s borrowings (dollars in thousands):

				March 31,2020 (Unaudited)		December 31, 2019
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb 2021	LIBOR + 2.92%	$20,455	$20,418	$20,547	$20,500
Frisco, TX	Non-recourse	Mar 2021	LIBOR + 3.04%	19,086	19,053	19,170	19,127
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,760	18,373	18,760	18,357
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	20,068	19,975	20,228	20,131
Rochester, NY(3)	Non-recourse	Aug 2027	LIBOR + 2.34%	101,224	100,293	101,224	100,267
Rochester, NY	Non-recourse	Aug 2021	LIBOR + 2.90%	12,800	12,317	12,800	12,232
Arbors Portfolio(4)
Various locations	Non-recourse	Feb 2025	3.99%	88,580	87,633	89,026	88,020
Watermark Fountains Portfolio(5)
Various locations	Non-recourse	Jun 2022	3.92%	390,464	388,897	392,269	390,508
Various locations	Non-recourse	Jun 2022	5.56%	73,957	73,549	74,208	73,750
Winterfell Portfolio(6)
Various locations	Non-recourse	Jun 2025	4.17%	629,202	612,358	632,024	614,415
Avamere Portfolio(7)
Various locations	Non-recourse	Feb 2027	4.66%	71,182	70,660	71,464	70,922
Subtotal mortgage notes payable, net				$1,445,778	$1,423,526	$1,451,720	$1,428,229
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb 2022	6.00%	3,914	3,914	3,693	3,693
Subtotal other notes payable, net				$3,914	$3,914	$3,693	$3,693
Total mortgage and other notes payable, net				$1,449,692	$1,427,440	$1,455,413	$1,431,922
_______________________________________

(1)	Floating rate borrowings are comprised of $172.3 million principal amount at one-month London Interbank Offered Rate (“LIBOR”).

(2)
The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings, other than the Winterfell portfolio which is attributable to below market debt intangibles.

(3)	Comprised of seven individual mortgage notes payable secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.

(4)	Comprised of four individual mortgage notes payable secured by four healthcare real estate properties, cross-collateralized and subject to cross-default.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(5)
Includes $390.5 million principal amount of fixed rate borrowings, secured by 14 healthcare real estate properties, cross-collateralized and subject to cross-default, as well as a supplemental financing totaling $74.0 million of principal, secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.

(6)	Comprised of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and subject to cross-default.

(7)	Comprised of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and subject to cross-default.
The following table presents future scheduled principal payments on borrowings based on final maturity (dollars in thousands):

April 1 to December 31, 2020	$17,810
Years Ending December 31:
2021	76,169
2022	466,725
2023	19,056
2024	19,778
Thereafter	850,154
Total	$1,449,692

As of March 31, 2020, the operating performance of a property within the Company’s Rochester portfolio did not maintain certain minimum financial coverage ratios required under the contractual terms of its mortgage note, which resulted in a default. The Company is currently in discussions with the lender to cure or otherwise waive the default.
As of March 31, 2020, the tenant for the Arbors portfolio failed to remit rent timely, which resulted in a default under the tenant’s lease, which in turn, resulted in a default under the mortgage notes collateralized by the properties. The Company is currently in discussions with the tenant regarding the lease default.
Refer to Note 14, “Subsequent Events” for additional information regarding the Company’s borrowings and lender forbearance in response to the COVID-19 pandemic.
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
The Company did not utilize the Sponsor Line during the three months ended March 31, 2020. In April 2020, the Company borrowed $35.0 million under the Sponsor Line to improve its liquidity position as a result of the COVID-19 pandemic.

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

Fees to Advisor
Asset Management Fee
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to the Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2019	Three Months Ended March 31, 2020			Due to Related Party as of March 31, 2020 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,477	$4,430	$(3,787)	(2)	$2,120
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,303	2,910	(4,303)		2,910
Total		$5,780	$7,340	$(8,090)		$5,030
_______________________________________

(1)	The Company did not incur any disposition fees during the three months ended March 31, 2020, nor were any such fees outstanding as of March 31, 2020.

(2)	Includes $2.5 million paid in shares of the Company’s common stock.

(3)	As of March 31, 2020, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.
Pursuant to the advisory agreement, for the three months ended March 31, 2020, the Company issued 0.4 million shares totaling $2.5 million, based on the estimated value per share on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee. As of March 31, 2020, the Advisor, the Sponsor and their affiliates owned a total of 3.5 million shares or $21.9 million of the Company’s common stock based on the Company’s most recent estimated value per share. As of March 31, 2020, the Advisor, the Sponsor and their affiliates owned 1.5% of the total outstanding shares of the Company’s common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the three months ended March 31, 2020, the Company recognized property management fee expense of $1.3 million paid to Solstice related to the Winterfell portfolio.
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
Colony Capital Line of Credit
In October 2017, the Company obtained the Sponsor Line, which provides up to $35.0 million at an interest rate of 3.5% plus LIBOR. Refer to Note 6, “Borrowings” and Note 14, “Subsequent Events” for further discussion.

8.	Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Under the Plan, 2.0 million shares of restricted common stock were eligible to be issued. Pursuant to the Plan, as of March 31, 2020, the Company’s independent directors were granted a total of 131,132 shares of restricted common stock for an aggregate $1.1 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vested quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $38,125 and $45,000 for the three months ended March 31, 2020 and 2019, respectively. Equity-based compensation expense is related to the issuance of restricted stock to the independent directors and is recorded in general and administrative expenses in the consolidated statements of operations. Unrecognized equity-based compensation for unvested shares totaled $0.1 million and $0.2 million as of March 31, 2020 and December 31, 2019, respectively. Unvested shares totaled 20,339 and 25,360 as of March 31, 2020 and December 31, 2019, respectively.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 31, 2020, the Company has not issued shares of common stock pursuant to the DRP. From inception through March 31, 2020, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP.
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
The Company’s board of directors approved daily cash distributions of $0.000924658 per share of common stock for the month ending January 31, 2019. Effective February 1, 2019, the Company’s board of directors determined to suspend distributions in order to preserve capital and liquidity. No distributions were declared during the three months ended March 31, 2020.
Distributions were generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). For the three months ended March 31, 2020, the Company generated net operating losses for tax purposes. The Company did not have positive REIT taxable income for its taxable year ending December 31, 2019, therefore, it was not required to make distributions to its stockholders in 2019 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2018 and includes a net operating loss carry-forward of $73.5 million.
Share Repurchase Program
The Company adopted a share repurchase program that enabled stockholders to sell their shares to the Company in limited circumstances (the “Share Repurchase Program”). The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements.
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
For the three months ended March 31, 2020, the Company repurchased 0.3 million shares of common stock for $2.0 million at an average price of $6.25 per share. For the year ended December 31, 2019, the Company repurchased 1.5 million shares of common stock for $10.7 million at an average price of $7.10 per share pursuant to the Share Repurchase Program.
The Company has funded repurchase requests received during a quarter with cash on hand, borrowings or other available capital. Refer to Note 14, “Subsequent Events” for additional information regarding the Share Repurchase Program.

10.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2020 and 2019 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	March 31, 2020 (Unaudited)			December 31, 2019
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$74,182	$55,281	$74,182	$74,182	$55,468	$74,182
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,449,692	$1,427,440	$1,454,156	$1,455,413	$1,431,922	$1,450,876
_______________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Real Estate Debt Investments, Net
The Company’s real estate debt investment’s fair value was determined by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. As of the reporting date,

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the Company believes that principal amount approximates fair value. The fair value measurement of the Company’s real estate debt investment is generally based on unobservable inputs, and as such, are classified as Level 3 of the fair value hierarchy.
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
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or otherwise, write-down of asset values due to impairment. The following table summarizes the carrying value of Level 3 assets which have been measured at fair value on a nonrecurring basis (dollars in thousands):

	March 31, 2020 (Unaudited)	December 31, 2019
Operating real estate, net	$58,316	$58,804
Assets held for sale	1,649	1,649
There were no fair value write-downs recorded as impairment losses for the three months ended March 31, 2020 and 2019.
Operating Real Estate, Net
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

12.	Segment Reporting
The Company conducts its business through the following five segments, which are based on how management reviews and manages its business.

•	Direct Investments - Net Lease - Healthcare properties operated under net leases with a tenant/operator.

•	Direct Investments - Operating - Healthcare properties operated pursuant to management agreements with healthcare operators/managers.

•
Unconsolidated Investments - Healthcare joint ventures, including properties operated under net leases or pursuant to management agreements with healthcare operators, in which the Company owns a minority interest.

•
Debt and Securities Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate and commercial mortgage backed securities backed primarily by loans secured by healthcare properties.

•	Corporate - The corporate segment includes corporate level asset management and other fees - related party and general and administrative expenses.
The Company primarily generates rental and resident fee income from its direct investments and interest income on real estate debt and securities investments.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the operators and tenants of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

				Three Months Ended March 31, 2020
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$37,899	52.0%
Solstice Senior Living	(3)	32	4,000	25,959	35.6%
Avamere Health Services		5	453	4,564	6.3%
Arcadia Management		4	572	2,654	3.6%
Integral Senior Living	(3)	3	162	1,752	2.4%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	63	0.1%
Total		75	10,515	$72,891	100.0%
______________________________________

(1)	Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.

(2)
Includes rental income received from the Company’s net lease properties as well as rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from the Company’s ALFs, MCFs and CCRCs, which includes resident room and care charges, ancillary fees and other resident service charges.

(3)	Solstice is a joint venture of which affiliates of ISL own 80%.

(4)	Tenant has failed to remit rental payments during the three months ended March 31, 2020. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Three Months Ended March 31, 2020	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Property and other revenues	$8,222	$64,606	$—	$—	$63	$72,891
Interest income on debt investments	—	—	—	1,905	—	1,905
Real estate properties - operating expenses	(13)	(45,688)	—	—	—	(45,701)
Interest expense	(2,964)	(13,715)	—	—	—	(16,679)
Transaction costs	—	(7)	—	—	—	(7)
Asset management and other fees - related party	—	—	—	—	(4,431)	(4,431)
General and administrative expenses	(44)	14	—	(9)	(2,990)	(3,029)
Depreciation and amortization	(3,737)	(12,752)	—	—	—	(16,489)
Realized gain (loss) on investments and other	—	—	—	—	—	—
Equity in earnings (losses) of unconsolidated ventures	—	—	(993)	—	—	(993)
Income tax expense	—	(14)	—	—	—	(14)
Net income (loss)	$1,464	$(7,556)	$(993)	$1,896	$(7,358)	$(12,547)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Three Months Ended March 31, 2019	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Property and other revenues	$8,552	$63,613	$—	$10	$346	$72,521
Interest income on debt investments	—	—	—	1,902	—	1,902
Real estate properties - operating expenses	—	(45,218)	—	—	—	(45,218)
Interest expense	(3,276)	(14,040)	—	—	(80)	(17,396)
Transaction costs	—	(38)	—	—	—	(38)
Asset management and other fees - related party	—	—	—	—	(4,994)	(4,994)
General and administrative expenses	(16)	(11)	—	(9)	(3,018)	(3,054)
Depreciation and amortization	(3,564)	(18,835)	—	—	—	(22,399)
Realized gain (loss) on investments and other	—	237	—	—	—	237
Equity in earnings (losses) of unconsolidated ventures	—	—	(224)	—	—	(224)
Income tax expense	—	(6)	—	—	—	(6)
Net income (loss)	$1,696	$(14,298)	$(224)	$1,903	$(7,746)	$(18,669)
_______________________________________

(1)	Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
March 31, 2020	$364,043	$1,410,699	$265,307	$55,912	$24,337	$2,120,298
December 31, 2019	365,789	1,420,023	268,892	56,099	30,404	2,141,207
_______________________________________

(1)	Represents primarily corporate cash and cash equivalents balances.

13.	Commitments and Contingencies
As of March 31, 2020, the Company believes there are no material contingencies that would affect its results of operations, cash flows or financial position.
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
The following is a discussion of material events which have occurred subsequent to March 31, 2020 through the issuance of the consolidated financial statements.
Colony Capital Line of Credit
In April 2020, the Company borrowed $35.0 million under the Sponsor Line to improve its liquidity position as a result of the COVID-19 pandemic.
Share Repurchases
On April 7, 2020, the Company’s board of directors determined to suspend all repurchases under the Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity.
Borrowings
In April 2020, in response to the anticipated operational challenges resulting from the COVID-19 pandemic, the Company entered into forbearance agreements to defer up to 90 days of contractual debt service for borrowings on properties within the Aqua and Fountains portfolios. The aggregate outstanding principal amount of these borrowings totaled $484.9 million as of March 31, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred by the Company.
In addition, the Company is in discussions with other lenders, where necessary, regarding deferral of payment obligations and forbearance/waiver of non-payment defaults for failure to satisfy certain financial or other covenants.
As of May 7, 2020, the Company has not yet made its May debt service payments for borrowings on properties within the Winterfell, Rochester and Arbors portfolios¸ as discussions with lenders of these portfolios regarding forbearance are currently ongoing.  If the Company is not granted forbearance, or otherwise elects not to enter into forbearance agreements, it currently expects to make its May debt service payments at that time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” and the risk factors in Part II, Item 1A. “Risk Factors.” References to “we,” “us,” “our,” or “NorthStar Healthcare” refer to NorthStar Healthcare Income, Inc. and its subsidiaries unless the context specifically requires otherwise.
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
We are externally managed and have no employees. We are sponsored by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital or our Sponsor, an internally-managed equity REIT, with a diversified real estate and investment management platform. Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies, which we refer to collectively as the Managed Companies. As of March 31, 2020, our Sponsor had $50 billion of assets under management, including Colony Capital’s balance sheet investments and third-party managed investments. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of Colony Capital and manages our day-to-day operations pursuant to an advisory agreement.
From inception through May 7, 2020, we raised total gross proceeds from the sale of shares of our common stock totaling $2.0 billion, including $232.6 million pursuant to our distribution reinvestment plan, or our DRP.
2020 Significant Developments
COVID-19 Update
Beginning in March 2020, the COVID-19 pandemic began to impact NorthStar Healthcare and its communities.  As residents of our communities are older and often suffer from chronic medical conditions, they are at disproportionately higher risk of hospitalization and adverse outcomes if they contract COVID-19.  As such, our first priority during this time has been, and continues to be, the health and safety of the residents and staff at our communities.  We remain focused on supporting our operating partners during this unprecedented time. At the same time, we are actively managing capital needs and liquidity to mitigate the financial impact of COVID-19 on our business and preserve long-term value for our stockholders.
Cases
As of May 7, 2020, as reported by our operators and managers, of the 75 communities in our direct investments, approximately 22.6% have experienced confirmed cases of COVID-19. In addition, as of May 7, 2020, as reported by our operators and partners, of the 429 communities in our unconsolidated investments, which excludes MOBs and hospitals, approximately 32.8% have experienced confirmed cases of COVID-19. In some instances, confirmed cases COVID-19 have resulted in deaths of residents and staff at the communities within our direct and unconsolidated investments. The incidence of confirmed cases in our portfolio may continue and could accelerate depending on the duration, scope and depth of the COVID-19 pandemic.
Operating Performance
Since March 2020, the COVID-19 pandemic has affected the fundamentals of our business in the following ways:

•
Occupancy. Our occupancy across our direct investments was 78.9% as of May 7, 2020, a 2.2% decline since March 31, 2020. We anticipate that our occupancy will continue to decline as shelter-in-place orders and restrictions on admissions have dramatically limited inquiries and tours and caused a significant reduction in move-ins. We may also experience increased resident illnesses and move-outs due to the pandemic. Our direct operating investments have not yet experienced any significant issues collecting rents or other fees from residents as a result of COVID-19.

•
Operating Costs. Operating costs have also begun to rise as operators take action to protect residents and staff. In particular, operators are paying a premium for labor in many markets, particularly in communities that have been impacted by COVID-19. In addition, personal protective equipment continues to be difficult and costly to source during the pandemic. Through March 31, 2020, additional operating expenses incurred as a result of the COVID-19 pandemic totaled approximately $0.4 million for the communities in our direct operating investments. We expect these expenses to increase significantly.
Liquidity
We have taken a number of steps to improve liquidity and preserve flexibility in light of the uncertainty surrounding the financial impact of the COVID-19 pandemic.

•	In April 2020, we borrowed $35.0 million under our revolving line of credit from an affiliate of our Sponsor, or the Sponsor Line.

•	Effective April 30, 2020, we suspended all repurchases of shares under our share repurchase program, or our Share Repurchase Program.

•
We have entered into forbearance agreements to defer up to 90 days of contractual debt service for borrowings on properties within the Aqua and Fountains portfolios. The aggregate outstanding principal amount of these borrowings totaled $484.9 million as of March 31, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred.

•
We are in discussions with other lenders, where necessary, regarding deferral of payment obligations and forbearance/waiver of non-payment defaults for failure to satisfy certain financial or other covenants. As of May 7, 2020, we have not yet made May debt service payments for borrowings on properties within our Winterfell, Rochester and Arbors portfolios¸ as discussions with lenders of these portfolios regarding forbearance are currently ongoing.  If we are not granted forbearance, or otherwise elect not to enter into forbearance agreements, we currently expect to make May debt service payments at that time.

•	We have limited capital expenditures of our operating real estate to life safety and essential projects.
We expect that these factors will materially impact revenues, expenses and cash flow generated during the pandemic of both our operating and net lease direct investments as well as our unconsolidated investments. For additional information on the potential impact of COVID-19 to our operations, refer to “—Liquidity and Capital Resources.”
If a general economic downturn resulting from efforts to contain COVID-19 persists over an extended period of time, this could have a prolonged negative impact on our financial condition and results of operations. At this time, as the extent and duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult to assess and estimate the impact on our results of operations with any meaningful precision. Accordingly, any estimates of the effects of COVID-19 as reflected and/or discussed are based upon our best estimates using information known to us as of the date of this Quarterly Report on Form 10-Q, and such estimates may change in the future, the effects of which could be material.
Performance Summary for the Three Months Ended March 31, 2020
During the three months ended March 31, 2020, performance of our direct operating investments improved as compared to the three months ended December 31, 2019. On a same store basis, which excludes properties sold during 2019, rental and resident fee income, net of property operating expenses, of our direct operating investments increased to $18.9 million for the three months ended March 31, 2020 as compared to $18.1 million for the three months ended December 31, 2019.
During the three months ended March 31, 2020, our direct operating investments achieved a weighted average resident occupancy of 81.4% as compared to 81.6% for the three months ended December 31, 2019.

•	Our Winterfell portfolio’s average occupancy was 79.0% for the three months ended March 31, 2020, a decrease from 79.8% for the three months ended December 31, 2019.

•	Our operating portfolios managed by Watermark Retirement Communities maintained an overall average occupancy of 83.3% for the three months ended March 31, 2020 and December 31, 2019, respectively.
Despite the slight decline in average occupancy, direct operating investment revenue increased as a result of billing rate increases and lower concessions granted. Further, direct operating investment expenses decreased primarily as a result of lower repairs and maintenance related costs.
Overall, earnings recorded by our unconsolidated investment portfolios declined during the three months ended March 31, 2020 as compared to the three months ended December 31, 2019, primarily driven by both the Griffin-American and Espresso joint ventures benefiting from the recognition of non-recurring rental and other revenue during three months ended December 31, 2019.

During the three months ended March 31, 2020, distributions from our unconsolidated investments continued to be limited by reinvestment and development in the Trilogy and Griffin-American joint ventures and working capital needs for the Espresso joint venture, which negatively impacted our liquidity position. The impact of COVID-19 will continue to impact the ability of our unconsolidated ventures to make distributions to partners in the future and at this time, we do not anticipate receiving distributions for the remainder of 2020.
For additional information on financial results, refer to “—Results of Operations.”
Our Investments
We have invested in independent living facilities, or ILFs, assisted living facilities, or ALFs, memory care facilities, or MCFs, and continuing care retirement communities, or CCRCs, which we collectively refer to as senior housing facilities, skilled nursing facilities, or SNFs, medical office buildings, or MOBs, and hospitals.
Our primary investment segments are as follows:

•	Direct Investments - Net Lease - Healthcare properties operated under net leases with a tenant/operator.

•	Direct Investments - Operating - Healthcare properties operated pursuant to management agreements with healthcare operators/managers.

•
Unconsolidated Investments - Healthcare joint ventures, including properties operated under net leases or pursuant to management agreements with healthcare operators, in which we own a minority interest.

•
Debt and Securities Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate and commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties. As of March 31, 2020, we had one mezzanine loan.

For financial information regarding our reportable segments, refer to Note 12, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

The following table presents a summary of investments as of March 31, 2020 (dollars in thousands):

		Properties(1)(2)
Investment Type / Portfolio	Amount(3)	Senior Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Net Lease
Watermark Fountains(4)	$288,836	6	—	—	—	6	Various	100.0%
Arbors	126,825	4	—	—	—	4	Northeast	100.0%
Peregrine	10,000	1	—	—	—	1	Southeast	100.0%
Subtotal	$425,661	11	—	—	—	11

Direct Investments - Operating
Winterfell	$904,985	32	—	—	—	32	Various	100.0%
Watermark Fountains(4)	356,914	9	—	—	—	9	Various	97.0%
Rochester	219,518	10	—	—	—	10	Northeast	97.0%
Watermark Aqua	116,216	5	—	—	—	5	West/Southwest/Midwest	97.0%
Avamere	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	19,427	1	—	—	—	1	West	100.0%
Kansas City	15,000	2	—	—	—	2	Midwest	100.0%
Subtotal	$1,731,498	64	—	—	—	64

Unconsolidated Investments
Griffin-American	$454,154	92	108	40	9	249	Various	14.3%
Trilogy(5)	346,219	9	—	67	—	76	Various	23.2%
Espresso	317,166	6	—	148	—	154	Various	36.7%
Eclipse	50,437	44	—	23	—	67	Various	5.6%
Solstice(6)	—	—	—	—	—	—	Various	20.0%
Subtotal	$1,167,976	151	108	278	9	546

Debt and Securities Investments
Mezzanine Loan(7)	$74,182	—	—	—	—	—

Total Investments	$3,399,317	226	108	278	9	621
_______________________________________

(1)	Classification based on predominant services provided, but may include other services.

(2)	Excludes properties held for sale.

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
Our investments include the following types of healthcare facilities as of March 31, 2020:

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
The weighted average resident occupancy of our operating properties was 81.4% for the three months ended March 31, 2020.
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
Our net lease properties are leased to three operators. The remaining lease term for each tenant as of March 31, 2020 is as follows:

Tenant	Properties Leased		Remaining Lease Term (Years)
Watermark Retirement Communities	6		1.9
Arcadia Management	4	(1)	9.5
Senior Lifestyle Corporation	1	(2)	(3)
_______________________________________

(1)	Tenant has failed to remit rent timely, which resulted in a default under the tenant’s lease as of March 31, 2020.

(2)	Property count excludes one property held for sale.

(3)	Tenant is in default under its lease.

Operators and Tenants
The following table presents the operators and tenants of our direct investments (dollars in thousands):

				Three Months Ended March 31, 2020
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$37,899	52.0%
Solstice Senior Living	(3)	32	4,000	25,959	35.6%
Avamere Health Services		5	453	4,564	6.3%
Arcadia Management		4	572	2,654	3.6%
Integral Senior Living	(3)	3	162	1,752	2.4%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	63	0.1%
Total		75	10,515	$72,891	100.0%
_______________________________________

(1)	Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.

(2)
Includes rental income received from our net lease properties as well as rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from our ALFs, MCFs and CCRCs, which includes resident room and care charges, ancillary fees and other resident service charges.

(3)	Solstice is a joint venture of which affiliates of ISL own 80%.

(4)	Tenant has failed to remit rental payments during the three months ended March 31, 2020. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.
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
Unconsolidated Investments
The following table presents our unconsolidated investments (dollars in thousands):

						Properties as of March 31, 2020(1)
Portfolio	Partner	Acquisition Date	Ownership	AUM(2)	Equity Investment(3)	Senior Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	Colony Capital/Formation Capital, LLC	May-2014	5.6%	$50,437	$23,400	44	—	23	—	67
Griffin-American	Colony Capital	Dec-2014	14.3%	454,154	243,544	92	108	40	9	249
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	317,166	55,146	6	—	148	—	154
Trilogy(4)	Griffin-American Healthcare REIT III & IV /Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	346,219	189,032	9	—	67	—	76
Subtotal				$1,167,976	$511,122	151	108	278	9	546
Solstice		Jul-2017	20.0%	—	2	—	—	—	—	—
Total				$1,167,976	$511,124	151	108	278	9	546
_______________________________________

(1)	Excludes properties classified as held for sale.

(2)
Represents assets under management based on cost, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Does not include cost of properties held for sale.

(3)	Represents initial and subsequent contributions to the underlying joint venture through March 31, 2020.

(4)	In October 2018, we sold 20.0% of our ownership interest in the Trilogy joint venture, which reduced our ownership interest in the joint venture from approximately 29% to 23%.

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
Debt and Securities Investments Overview
Our investments in real estate debt secured by healthcare facilities consisted of one mezzanine loan, which matures on January 30, 2021. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above. The following table presents a summary of our debt investment as of March 31, 2020 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value(2)	Fixed Rate	Unleveraged Current Yield
Espresso Mezzanine loan(1)	1	$74,182	$55,281	10.0%	10.3%
_______________________________________

(1)	Property type underlying the mezzanine loan are predominately SNFs located primarily in the Midwest, Northeast and Southeast regions of the United States.

(2)
As a result of impairments and other non-cash reserves recorded by the joint venture, the carrying value of our Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. We have recorded the excess equity in losses related to our unconsolidated investment as a reduction to the carrying value of our mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of March 31, 2020, the cumulative excess equity in losses included in our mezzanine loan carrying value was $18.8 million.

As of March 31, 2020, our debt investment was performing in accordance with the contractual terms of its governing documents. Although various defaults under leases and senior secured loans existed as of March 31, 2020, none of these defaults resulted in a default under our debt investment as of March 31, 2020. As of May 7, 2020, contractual debt service on the Espresso mezzanine loan has been paid in accordance with contractual terms.
Our Strategy
Our primary objective is to invest in our portfolio and manage liquidity in order to maximize shareholder value. Although our short-term strategy will impacted by the effects of the COVID-19 pandemic, the key elements of our long-term strategy include:

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

•
Financing Strategy. We use asset-level financing as part of our investment strategy to leverage our investments while managing refinancing and interest rate risk. We typically finance our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing. In addition, our Sponsor has made available a revolving line of credit to provide additional short-term liquidity as needed. Refer to “Liquidity and Capital Resources” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

Outlook and Recent Trends
COVID-19
In December 2019, a novel strain of coronavirus, or COVID-19, emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread globally. The number of confirmed infections in the United States has now surpassed all other countries and makes up nearly a third of the world's cases. The World Health Organization has declared the COVID-19 outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. The declaration of a public health emergency has effectively shut down non-essential businesses and severely impacted the United States’ economy.
The healthcare real estate sector, which includes hospitals, skilled nursing, assisted living, and congregate living communities, continues to operate during the pandemic, with limited support from the public and state and federal government. The Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from COVID-19 and the healthcare real estate sector has already begun to feel the impact of COVID-19. Healthcare communities have continued to care for those most affected by COVID-19 amidst challenges sourcing materials and resources. Operating results have been, and will continue to be impacted to the extent that the virus’ continued spread reduces occupancy, results in quarantines for residents and/or bans on admissions, reduces the ability to continue to obtain necessary goods and provide adequate staffing or increases the cost burdens faced by operators.
The extent to which COVID-19 impacts the healthcare real estate sector will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, but not limited to, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact. Guidelines for easing social distancing and shelter-in-place regulations will further impact how the industry will resume and trend back to operating without restrictions. The healthcare sector is expected to be the last to open for normal operations, including allowing normal visitation, touring of the communities, in an effort to protect the most vulnerable. Federal and state government plans may shift through the coming months as guidelines are very specific and may be unpredictable if the outbreak surges again.
Healthcare Real Estate
Investing in and lending to the healthcare real estate sector requires an in-depth understanding of the specialized nature of healthcare facility operations and the healthcare regulatory environment. Owners and operators of senior housing facilities and other healthcare properties may benefit from demographic and economic trends, specifically the aging of the United States population whereby Americans aged 65 years old and older are expected to increase from 49.2 million in 2016 to 78.0 million in 2035 (source: U.S. Census Bureau 2017 National Population Projections). As a result of these demographic trends, healthcare spending in the U.S. is projected to grow at an average rate of 5.5% over the next 10 years and increase from $3.6 trillion in 2018 to $6.0 trillion in 2027 (source: Centers for Medicare and Medicaid Services, or CMS). As healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare. Senior housing facilities, such as ALFs, MCFs, SNFs and ILFs, are generally more cost effective than higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings. The growth in total demand for healthcare, cost constraints, new regulations, broad U.S. demographic changes and the shift towards cost effective community-based settings is resulting in dynamic changes to the healthcare delivery system.
Notwithstanding the demographics and spending growth, economic and healthcare market uncertainty, development, and competitive pressures have had a negative impact, weakening the market’s fundamentals and ultimately reducing operating income for tenants and operators. During the first quarter of 2020, the industry seniors housing occupancy averaged 87.7%, down 20 basis points as compared to the fourth quarter of 2019 (source: The National Investment Centers for Senior Housing & Care, or NIC). Overall, occupancy has declined or remained flat in 15 of the last 17 quarters (source: NIC). Seniors housing under construction as a share of inventory remains was 6.2% in the first quarter of 2020, compared to a peak of 7.7% in the fourth quarter of 2017 (source: NIC). Further, a tight labor market and competition to attract quality staff continues to drive increased wages and personnel costs, resulting in lower margins. To the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected and decreased cash flow, in turn, is expected to impact the value of underlying properties.
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

At this time, as the extent and duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult to assess the impact on the healthcare real estate sector, but may include sustained industry declines in resident occupancy and operating cash flows, compressed operating margins and a stressed market affecting healthcare real estate values in general.
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
During the three months ended March 31, 2020, we did not record impairment losses for any of our direct investments or held for sale investments.
During the year ended December 31, 2019, we recorded impairment losses totaling $58.0 million for operating real estate that we continue to hold as of March 31, 2020. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for additional information regarding impairment recorded in prior years.
During the three months ended March 31, 2020, we did not impair any of our investments in unconsolidated ventures, however, our unconsolidated ventures have recorded impairments and reserves, which have been recognized through our equity in earnings (losses), of which our proportionate share totaled $0.4 million.
Due to uncertainties over the extent and duration of the economic fallout from the COVID-19 pandemic, at this time, it is difficult to assess and estimate the economic effects of COVID-19 with any meaningful precision. As the actual impact of COVID-19 will depend on many factors beyond our control and knowledge, the resulting effect on impairment of our operating real estate and investments in unconsolidated ventures may materially differ from the Company’s current expectations and further impairment charges may be recorded in the future.

Results of Operations
Comparison of the Three Months Ended March 31, 2020 to March 31, 2019 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	%
Property and other revenues
Resident fee income	$32,847	$31,878	$969	3.0%
Rental income	39,980	40,286	(306)	(0.8)%
Other revenue	64	357	(293)	(82.1)%
Total property and other revenues	72,891	72,521	370	0.5%
Interest income
Interest income on debt investments	1,905	1,902	3	0.2%
Expenses
Real estate properties - operating expenses	45,701	45,218	483	1.1%
Interest expense	16,679	17,396	(717)	(4.1)%
Transaction costs	7	38	(31)	(81.6)%
Asset management and other fees-related party	4,431	4,994	(563)	(11.3)%
General and administrative expenses	3,029	3,054	(25)	(0.8)%
Depreciation and amortization	16,489	22,399	(5,910)	(26.4)%
Total expenses	86,336	93,099	(6,763)	(7.3)%
Realized gain (loss) on investments and other	—	237	(237)	(100.0)%
Equity in earnings (losses) of unconsolidated ventures	(993)	(224)	(769)	343.3%
Income tax expense	(14)	(6)	(8)	133.3%
Net income (loss)	$(12,547)	$(18,669)	$6,122	(32.8)%
Impact of COVID-19
Efforts to address the COVID-19 pandemic continue to significantly impact economic and financial markets globally and across all facets of industries, including real estate. Specifically, our healthcare real estate business and investments have begun to experience or otherwise anticipate a myriad of challenges, including, but not limited to, limited admissions at facilities, resulting in declines in resident occupancy and operating cash flows, increases in cost burden faced by operators, lease concessions sought by tenants, and a stressed market affecting real estate values in general.
Most of these COVID-19 effects on our business did not significantly impact results of operations during the three months ended March 31, 2020, but we anticipate more pronounced and significant effects in future periods, beginning the second quarter of 2020. If a general economic downturn resulting from efforts to contain COVID-19 persists over an extended period of time, this could have a prolonged negative impact on our financial condition and results of operations.
Revenues
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	%
Same store ALF/MCF/CCRC properties (placed in service - 2018 and prior)	$32,847	$31,878	$969	3.0%
On a same store basis, resident fee income increased $1.0 million primarily as a result of higher occupancy and billing rates at our ALFs, MCFs and CCRCs.

Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	%
Same store ILF properties (placed in service - 2018 and prior)	$31,758	$31,734	$24	0.1%
Same store net lease properties (placed in service - 2018 and prior)	8,222	8,199	23	0.3%
Properties sold	—	353	(353)	(100.0)%
Total rental income	$39,980	$40,286	$(306)	(0.8)%
Rental income decreased $0.3 million primarily due to the sale of two net lease properties within the Peregrine portfolio during 2019.
Other Revenue
Other revenue is primarily comprised of interest earned on uninvested cash. As a result of lower interest rates and cash balances, other revenue has decreased during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Interest Income on Debt Investments
Interest income on debt investments for the three months ended March 31, 2020 totaling $1.9 million was comparable to interest income on debt investments recognized during three months ended March 31, 2019.
Expenses
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$24,197	$23,159	$1,038	4.5%
ILF properties	21,491	22,059	(568)	(2.6)%
Net lease properties	13	—	13	NA
Total property operating expenses	$45,701	$45,218	$483	1.1%
Overall, on a same store basis, real estate property - operating expenses, increased $0.5 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
The increase in operating expenses incurred by our ALFs, MCFs and CCRCs, primarily due to rising labor and benefits costs, were partially offset by decreases in operating expenses realized by our ILFs, primarily due to a decrease in overall employee headcount and lower real estate tax expense.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$4,973	$5,156	$(183)	(3.5)%
ILF properties	8,743	8,885	(142)	(1.6)%
Net lease properties	2,963	3,099	(136)	(4.4)%
Properties sold	—	176	(176)	(100.0)%
Corporate	—	80	(80)	(100.0)%
Total interest expense	$16,679	$17,396	$(717)	(4.1)%
Interest expense decreased $0.7 million as a result of lower mortgage notes balances during the three months ended March 31, 2020 due to continued principal amortization and loan payoffs.
Transaction Costs
Transaction costs for the three months ended March 31, 2020 were de minimis. Transaction costs for the three months ended March 31, 2019 were primarily costs incurred for the Winterfell and Avamere operator transition.
Asset Management and Other Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management and other fees - related party decreased $0.6 million as a result of the declining estimated net asset value year over year.
General and Administrative Expenses
General and administrative expenses incurred during the three months ended March 31, 2020 were comparable to expenses incurred during the three months ended March 31, 2019.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$4,974	$4,894	$80	1.6%
ILF properties	7,778	13,941	(6,163)	(44.2)%
Net lease properties	3,737	3,461	276	8.0%
Properties sold	—	103	(103)	(100.0)%
Total depreciation and amortization	$16,489	$22,399	$(5,910)	(26.4)%
Depreciation and amortization expense decreased $5.9 million, primarily as a result of intangible assets becoming fully amortized in the Winterfell and Rochester portfolios in 2019.
Realized Gain (Loss) on Investments and Other
We did not recognize any realized gains (losses) during the three months ended March 31, 2020. During the three months ended March 31, 2019, realized gains of $0.2 million was primarily related to the sale of a Remainder Interest in the Fountains portfolio.

Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019			2020	2019
Portfolio	Equity in Earnings (Losses)		Select Revenues and (Expenses), net(1)		Equity in Earnings, less Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$(199)	$(100)	$(508)	$(530)	$309	$430	$(121)	(28.1)%	$86	$79
Envoy	—	96	—	(810)	—	906	(906)	(100.0)%	192	4,301
Griffin-American	(2,090)	(595)	(4,883)	(3,583)	2,793	2,988	(195)	(6.5)%	1,487	1,116
Espresso	(217)	(596)	(2,690)	(1,833)	2,473	1,237	1,236	99.9%	—	—
Trilogy	1,528	995	(3,727)	(3,328)	5,255	4,323	932	21.6%	—	1,451
Subtotal	$(978)	$(200)	$(11,808)	$(10,084)	$10,830	$9,884	$946	9.6%	$1,765	$6,947
Operator Platform(2)	(15)	(24)	—	—	(15)	(24)	9	(37.5)%	—	—
Total	$(993)	$(224)	$(11,808)	$(10,084)	$10,815	$9,860	$955	9.7%	$1,765	$6,947
_______________________________________

(1)	Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.

(2)	Represents our investment in Solstice.
Our proportionate share of equity in earnings generated by our unconsolidated ventures decreased by $0.8 million, primarily due to lower revenues as well as currency translation losses recognized by the Griffin-American joint venture during the three months ended March 31, 2020.
Equity in earnings, less select revenues and expenses, increased $1.0 million. Improved performance in the Espresso joint venture, primarily due to lower interest and operating expenses, as well as deferred tax benefits recognized by the Trilogy joint venture were the main contributors to the increase for the three months ended March 31, 2020. Non-recurring earnings recognized by the Envoy joint venture upon the completion of the sale of its remaining operating assets during the three months ended March 31, 2019 and declines in operational performance in the Griffin-American and Eclipse joint ventures during the three months ended March 31, 2020 partially offset the increase.
Income Tax Expense
Income tax expense for the three months ended March 31, 2020 was $14,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the three months ended March 31, 2019 was $6,000.
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

The recent emergence of COVID-19 in the United States has and will continue to impact our operating results and liquidity. At this time, it is difficult to accurately predict the full extent of the financial impact of the COVID-19 virus our operations, as it depends on the extent and nature of exposure of residents and staff to COVID-19, the availability and timeliness of adequate tests, better access to supplies and the duration of the crisis, among other factors. In response to this uncertainty, we have taken the following actions to preserve liquidity and financial resources:

•	Borrowed $35.0 million under our Sponsor Line;

•	Suspended all repurchases under our Share Repurchase Program effective April 30, 2020;

•	Limiting capital expenditures of our operating real estate to life safety and essential projects;

•
Entered into forbearance agreements to defer up to 90 days of contractual debt service for borrowings on properties within the Aqua and Fountains portfolios. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred; and

•
We are in discussions with other lenders, where necessary, regarding deferral of payment obligations and forbearance/waiver of non-payment defaults for failure to satisfy certain financial or other covenants. As of May 7, 2020, we have not yet made May debt service payments for borrowings on properties within our Winterfell, Rochester and Arbors portfolios¸ as discussions with lenders of these portfolios regarding forbearance are currently ongoing.  If we are not granted forbearance, or otherwise elect not to enter into forbearance agreements, we currently expect to make May debt service payments at that time.

We currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months. As of May 7, 2020, we had approximately $81.8 million of unrestricted cash. For additional information regarding our liquidity needs and capital resources, see below.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties, rental income from our net leased properties and interest from our debt investment, as well as distributions from our investments in unconsolidated ventures. Net cash provided by operating activities was $2.4 million for the three months ended March 31, 2020.
A substantial majority of our properties, or 79.0% of our operating real estate, excluding our unconsolidated ventures and properties designated held for sale, are operating properties whereby we are directly exposed to various operational risks. During the three months ended March 31, 2020, our cash flow from operations continued to be negatively impacted by, among other things, suboptimal occupancy levels, rate pressures, increased labor and benefits costs, as well as rising real estate taxes. Beginning in March 2020, our operations began to be impacted by the COVID-19 pandemic. Occupancy, which is the primary driver of revenues at our properties, has declined, and is expected to continue to decline, as shelter-in-place restrictions and bans on admissions limit tours, inquiries and ultimately move-ins, while the pandemic also increases the risk of resident illness and move-outs. As of May 7, 2020, our direct operating investments have not experienced any significant issues collecting rents or other fees from residents as a result of COVID-19. At the same time, operating costs have increased to obtain adequate staffing and personal protective equipment. We expect that these factors will materially impact our revenues, expenses and cash flow generated by the communities of our direct operating investments during the pandemic.
For our net lease investments, our tenants will be impacted by the same COVID-19 factors discussed above, which has and will continue to affect our tenants’ ability and willingness to pay rent. Numerous state, local, federal and industry-initiated efforts have also affected or may affect landlords and their ability to collect rent and or enforce remedies for the failure to pay rent. As of May 7, 2020, rent collection details for our net lease investments are as follows:

•	The tenant of the Peregrine portfolio has failed to remit rental payments in 2020;

•	The tenant of the Arbors portfolio, which is currently in lease default as a result of failing to remit rent timely, has paid contractual rent through March 2020;

•	The tenant of the Fountains portfolio has paid contractual rent through April 2020.
The performance of our tenants in our Arbors portfolio and Fountains net lease portfolio have been significantly and adversely affected by COVID-19 thus far, which has resulted in delays and shortfalls in payment of rent.  The impact of COVID-19 on their ability to pay rent in the future is currently unknown.
In addition, we have significant joint ventures and may not be able to control the timing of distributions, if any, from these investments. As of March 31, 2020, our unconsolidated joint ventures and consolidated joint ventures represented 35.1% and 20.8%, respectively, of our total real estate equity investments, based on cost. Due to uncertainty surrounding COVID-19, our joint ventures, which have been similarly impacted as our direct investments, are likely to suspend or limit distributions to preserve liquidity.
Borrowings
We use asset-level financing as part of our investment strategy and are required to make recurring principal and interest payments on our borrowings. As of March 31, 2020, we had $1.4 billion of consolidated asset-level borrowings outstanding. During the three months ended March 31, 2020, we paid $21.4 million in recurring principal and interest payments on these borrowings.
Although no significant consolidated borrowings mature in 2020 or 2021, $464.4 million of mortgage notes payable secured by the Watermark Fountains net lease and operating portfolios matures in June 2022, which may require capital to be funded if favorable refinancing is not obtained. Our unconsolidated joint ventures also have significant asset level borrowings, which also may require capital to be funded if favorable refinancing is not obtained.
As of March 31, 2020, the operating performance of a property within our Rochester portfolio did not satisfy certain minimum financial coverage ratios required under the contractual terms of its mortgage note, which resulted in a default. Further, as of March 31, 2020, the tenant for the Arbors portfolio failed to remit rent timely, which resulted in a default under the tenant’s lease, which in turn, resulted in a default under the mortgage notes collateralized by the properties.
As the impact of COVID-19 continues to influence performance at our healthcare properties, we expect that we will experience additional defaults. As a result, we have entered into forbearance agreements to defer up to 90 days of contractual debt service for borrowings on properties within the Aqua, Fountains and Winterfell portfolios. The aggregate outstanding principal amount of these borrowings totaled $0.5 billion as of March 31, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period, which will increase payments and put pressure on liquidity in future periods.
However, if COVID-19 continues to impact performance and we are unable to obtain accommodations from our lenders, we may be subject to cash flow sweeps, required to repay outstanding obligations, including penalties, prior to the stated maturity, or potentially have assets foreclosed upon.
In addition, our Sponsor Line provides a revolving line of credit for up to $35.0 million. In April 2020, we borrowed $35.0 million under our Sponsor Line to improve our liquidity position. The borrowings under our Sponsor Line carry an interest rate of 3.5% plus LIBOR. As of May 7, 2020, the effective interest rate of the Sponsor Line was 3.9%.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non- cash reserves and depreciation. As of March 31, 2020, our leverage was 60.5% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of March 31, 2020, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 63.1%.
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
During the three months ended March 31, 2020, we spent $2.1 million on capital expenditures for our direct investments, however in response to the COVID-19 pandemic, we, in conjunction with our operating partners, have now limited capital expenditures to life safety and essential projects. At this time, it is uncertain when normalized spending on capital expenditures, including strategic development as outlined in our strategy, will resume.

We are also party to certain agreements that contemplate development of healthcare properties funded by us and our joint venture partners. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences under our joint venture governing documents for any such failure to fund.
Realization and Disposition of Investments
We evaluate dispositions of non-core investments to provide an additional source of liquidity. In 2019, we generated total net proceeds, after mortgage and loan repayments, of $26.6 million from dispositions of our direct investments and investments within our unconsolidated ventures.
We have made significant investments through both consolidated and unconsolidated joint ventures with third parties which we may share decision-making authority regarding certain major decisions and could prevent us from selling properties or our interest in the joint venture.
While we will continue to evaluate additional dispositions of investments in 2020, future dispositions may be delayed. If we decide to pursue a disposition to generate additional liquidity, we may generate the lower proceeds as a result of the COVID-19 pandemic.
Further, our $74.2 million mezzanine loan debt investment matures January 2021 and we continue to assess the collectability of principal and interest. If the borrower is not able to refinance with another lender or otherwise repay the principal amount at its stated maturity, we may have to negotiate modifications to the loan agreement, which may delay our ability to realize liquidity from this investment. In addition, as a result of COVID-19, there may be additional defaults or challenges refinancing any of the senior borrowings, and we may be required to cure such defaults in order to preserve the collateral underlying our mezzanine loan.
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
Repurchases
We have adopted a Share Repurchase Program effective August 7, 2012, which enables stockholders to sell their shares to us in limited circumstances. In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we will only repurchase shares in connection with the death or qualifying disability of a stockholder. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. During the three months ended March 31, 2020, we repurchased 0.3 million shares for an aggregate amount of $2.0 million. On April 7, 2020, our board of directors determined to suspend all repurchases under our existing Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity during the COVID-19 pandemic.
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

Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
Cash flows provided by (used in):	2020	2019	2020 vs. 2019 Change
Operating activities	$2,429	$(2,019)	$4,448
Investing activities	(1,265)	2,243	(3,508)
Financing activities	(8,086)	(13,708)	5,622
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,922)	$(13,484)	$6,562
Operating Activities
Net cash provided by operating activities totaled $2.4 million for the three months ended March 31, 2020, compared to $2.0 million net cash used in operating activities for the three months ended March 31, 2019. The increase was primarily attributable to lower interest expense incurred, resulting from lower mortgage and other notes payable balances, as well as lower asset management fees incurred and paid during the three months ended March 31, 2019.
Investing Activities
Our cash flows from investing activities are generally used to fund investment improvements and acquisitions, net of any investment dispositions. Net cash used in investing activities was $1.3 million for the three months ended March 31, 2020 compared to net cash provided by investing activities of $2.2 million for the three months ended March 31, 2019. Cash flows used in investing activities for the three months ended March 31, 2020 were primarily recurring capital expenditures for existing investments. Cash flows provided by investing activities for the three months ended March 31, 2019 were primarily attributable to distributions received from unconsolidated investments, partially offset by recurring capital expenditures for existing investments.
The following table presents cash used for capital expenditures, excluding our unconsolidated ventures (dollars in thousands):

	Three Months Ended March 31,
Capital Expenditures	2020	2019	2020 vs. 2019 Change
Recurring	$2,127	$2,581	$(454)
Financing Activities
For the three months ended March 31, 2020, our cash flows from financing activities are principally impacted by our repurchases of common stock and changes in our mortgage notes payable. Cash flows used in financing activities was $8.1 million for the three months ended March 31, 2020 compared to $13.7 million for the three months ended March 31, 2019. The decrease in cash used of $5.6 million was primarily attributable to the suspension of dividends in February 2019.
Off-Balance Sheet Arrangements
As of March 31, 2020, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to our Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2019	Three Months Ended March 31, 2020			Due to Related Party as of March 31, 2020 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,477	$4,430	$(3,787)	(2)	$2,120
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,303	2,910	(4,303)		2,910
Total		$5,780	$7,340	$(8,090)		$5,030
_______________________________________

(1)	We did not incur any disposition fees during the three months ended March 31, 2020, nor were any such fees outstanding as of March 31, 2020.

(2)	Includes $2.5 million paid in shares of our common stock.

(3)	As of March 31, 2020, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us.
Pursuant to our advisory agreement, for the three months ended March 31, 2020, we issued 0.4 million shares totaling $2.5 million, based on the estimated value per share on the date of each issuance, to an affiliate of our Advisor as part of its asset management fee. As of March 31, 2020, our Advisor, our Sponsor and their affiliates owned a total of 3.5 million shares or $21.9 million of our common stock based on our most recent estimated value per share. As of March 31, 2020, our Advisor, our Sponsor and their affiliates owned 1.5% of the total outstanding shares of our common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who owns 80.0%, and us, who owns 20.0%. For the three months ended March 31, 2020, we recognized property management fee expense of $1.3 million paid to Solstice related to the Winterfell portfolio.
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
During 2017, we had drawn and fully repaid $25.0 million under our Sponsor Line. We did not utilize our Sponsor Line during the three months ended March 31, 2020. Refer to “— Recent Developments” for further information on our Sponsor Line.
Recent Developments
The following is a discussion of material events which have occurred subsequent to March 31, 2020 through the issuance of the consolidated financial statements.
Colony Capital Line of Credit
In April 2020, we borrowed $35.0 million under the Sponsor Line to improve our liquidity position during the COVID-19 pandemic.
Share Repurchases
On April 7, 2020, our board of directors determined to suspend all repurchases under our Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity.
Borrowings
In April 2020, in response to the anticipated operational challenges resulting from the COVID-19 pandemic, we entered into a forbearance agreement to defer up to 90 days of contractual debt service for borrowings on properties within the Aqua and Fountains portfolios. The aggregate outstanding principal amount of these borrowings totaled $484.9 million as of March 31, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred.
In addition, we are in discussions with other lenders, where necessary, regarding deferral of payment obligations and forbearance/waiver of non-payment defaults for failure to satisfy certain financial or other covenants.
As of May 7, 2020, we have not yet made May debt service payments for borrowings on properties within our Winterfell, Rochester and Arbors portfolios¸ as discussions with lenders of these portfolios regarding forbearance are currently ongoing.  If we are not granted forbearance, or otherwise elect not to enter into forbearance agreements, we currently expect to make May debt service payments at that time.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(12,481)	$(18,617)
Adjustments:
Depreciation and amortization	16,489	22,399
Depreciation and amortization related to unconsolidated ventures	8,187	7,903
Depreciation and amortization related to non-controlling interests	(161)	(156)
Realized (gain) loss from sales of property related to unconsolidated ventures	—	(86)
Impairment losses of depreciable real estate held by unconsolidated ventures	362	—
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$12,396	$11,443
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$12,396	$11,443
Adjustments:
Acquisition fees and transaction costs	7	38
Straight-line rental (income) loss	11	(189)
Amortization of premiums, discounts and fees on investments and borrowings	1,238	1,238
Adjustments related to unconsolidated ventures(1)	3,259	2,267
Adjustments related to non-controlling interests	(12)	(4)
Realized (gain) loss on investments and other	—	(237)
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$16,899	$14,556
_______________________________________

(1)
Primarily represents our proportionate share of liability extinguishment gains, loan loss reserves, transaction costs and amortization of above/below market debt adjustments, debt extinguishment losses and deferred financing costs, incurred through our investments in unconsolidated ventures.

Distributions Declared and Paid
We generally paid distributions on a monthly basis based on daily record dates on the first business day of the month following the month for which the distribution was accrued. From the date of our first investment on April 5, 2013 through December 31, 2017, we paid an annualized distribution amount of $0.675 per share of our common stock. Our board of directors approved a daily cash distribution of $0.000924658 per share of common stock, equivalent to an annualized distribution amount of $0.3375 per share, for the year ended December 31, 2019 and month ended January 31, 2019. Effective February 1, 2019, our board of directors determined to suspend distributions in order to preserve capital and liquidity.

The following table presents distributions declared (dollars in thousands):

	Three Months Ended		Year Ended
	March 31, 2020		December 31, 2019
Distributions(1)
Cash	$—		$2,991
DRP	—		2,422
Total	$—		$5,413

Sources of Distributions(1)
FFO(2)	$—	—%	$5,413	100%
Offering proceeds - Other	—	—%	—	—%
Total	$—	—%	$5,413	100%

Cash Flow Provided by (Used in) Operations	$2,429		$25,298
_______________________________________

(1)	Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.

(2)
From inception of our first investment on April 5, 2013 through March 31, 2020, we declared $433.8 million in distributions. Cumulative FFO for the period from April 5, 2013 through March 31, 2020 was $104.8 million.

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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of March 31, 2020, 11.9% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. As of March 31, 2020, all floating rate liabilities outstanding related to mortgage notes payable of our direct operating investments. As of March 31, 2020, we had one line of credit which carries a floating interest rate, with no outstanding liabilities.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of March 31, 2020, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.7 million annually. We did not have any floating rate real estate debt investments as of March 31, 2020.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of March 31, 2020, we had one fixed-rate debt investment with a carrying value of $55.3 million.

In July 2017, the Chief Executive of the U.K. Financial Conduct Authority, or FCA, announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.
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
As of March 31, 2020, one borrower, a subsidiary of the Espresso joint venture, accounted for 100.0% of the aggregate principal amount of our debt investments and 100.0% of our interest income for the three months ended March 31, 2020. We continue to assess the collectability of principal and interest and monitor the status of the sub-portfolios and senior lenders within the joint venture. The debt investment matures in January 2021 and if the borrower is not able to refinance with another lender or otherwise repay the principal amount at its stated maturity, we may have to negotiate modifications to the loan agreement, which may delay our ability to realize liquidity from this investment.
Risk Concentration
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

				Three Months Ended March 31, 2020
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$37,899	52.0%
Solstice Senior Living	(3)	32	4,000	25,959	35.6%
Avamere Health Services		5	453	4,564	6.3%
Arcadia Management		4	572	2,654	3.6%
Integral Senior Living	(3)	3	162	1,752	2.4%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	63	0.1%
Total		75	10,515	$72,891	100.0%
_______________________________________

(1)	Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.

(2)
Includes rental income received from our net lease properties, as well as rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from our ALFs, MCFs and CCRCs, which includes resident room and care charges, ancillary fees and other resident service charges.

(3)	Solstice is a joint venture of which affiliates of ISL own 80%.

(4)	Tenant has failed to remit rental payments during the three months ended March 31, 2020. Properties and unit counts exclude one property held for sale.

(5)	Consists primarily of interest income earned on corporate-level cash accounts.

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
Our internal control framework, which includes controls over financial reporting and disclosure, continues to operate effectively. Considering the COVID-19 pandemic, we have supplemented our framework by instituting certain entity level procedures and controls that ensure communication amongst our team that enhances our ability to prevent and detect material errors and/or omissions.
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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 23, 2020, except as noted below.
The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.
In December 2019, COVID-19 was first reported in Wuhan, China, and on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The outbreak has reached more than 185 countries and has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders.
We anticipate that the COVID-19 pandemic and measures to prevent its spread will materially and adversely impact our business. Our revenue depends significantly on occupancy levels at our properties. Occupancy has declined and is expected to continue to decline during the pendency of the pandemic as shelter-in-place restrictions and restrictions on admissions have dramatically limited inquiries and tours and caused a significant reduction in move-ins. At the same time, the pandemic raises the risk of resident illness and move-outs at our properties. In addition, operating costs have begun to rise to obtain adequate staffing and personal protective equipment. For our direct operating investments, we expect that these factors will directly impact our revenues, operating income and cash flow generated by operations during the pandemic.
For our direct net lease investments, these factors will influence our tenants’ ability and willingness to pay rent, which in turn will impact our revenues, net operating income and cash flow generated by operations. The performance of our tenants in our Arbors portfolio and Fountains net lease portfolio have been significantly and adversely affected by COVID-19 thus far, which has resulted in delays and shortfalls in payment of rent.  The impact of COVID-19 on their ability to pay rent in the future is currently unknown. We may be forced to restructure tenants’ long-term lease obligations or suffer adverse consequences from the bankruptcy, insolvency or financial deterioration of one or more of our tenants, operators, borrowers or managers. For further information regarding these risks, refer to “Risks Relating to Our Business” in our Annual Report on 10-K for the year ended December 31, 2019.
Declines in performance at our properties may result in defaults under our borrowings, including in some cases insufficient cash flow generated by operations to support current debt service on our borrowings. Any defaults will negatively impact our liquidity and may increase our risk of loss associated with our properties.  We have entered into forbearance agreements suspending debt service payments for 90 days of time for borrowings on properties within our Aqua and Fountains portfolios.  The aggregate outstanding principal amount of these borrowings totaled $484.9 million as of March 31, 2020. Pursuant to these forbearance agreements, we are required to repay any deferred payments within 12 months following the end of the forbearance period, and our ability to do so may depend upon the extent and severity of the impact of COVID-19 on our properties.
We are also in discussions with other lenders, where necessary, regarding deferral of payment obligations and forbearance/waiver of non-payment defaults for failure to satisfy certain financial or other covenants.  As of May 7, 2020, we have not yet made May debt service payments for borrowings on properties within our Winterfell, Rochester and Arbors portfolios¸ as discussions with lenders of these portfolios regarding forbearance are currently ongoing.  If we are not granted forbearance, or otherwise elect not to enter into forbearance agreements, we currently expect to make May debt service payments at that time. However, if COVID-19 continues to impact performance and we are unable to obtain accommodations from our lenders, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, or potentially have assets foreclosed upon.
Refer to “Risks Related to Our Capital Structure” in our Annual Report on 10-K for the year ended December 31, 2019 for additional information regarding risks associated with our leverage.
Although we have taken measures to preserve capital, a prolonged period of decreased revenues, defaults under borrowings and limited ability to dispose of assets to generate additional liquidity could materially and adversely affect our financial condition and long-term prospects.

We may also be subject to increased risk of litigation and liability claims as a result of the COVID-19 pandemic and our operating partners’ response efforts.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of global economic conditions as a result of the pandemic may ultimately decrease occupancy levels and pricing across our portfolio as senior residents and tenants reduce or defer their spending.
The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. For the three months ended March 31, 2020, we have not declared any distributions. For the year ended December 31, 2019, we declared distributions of $5.4 million compared to cash provided by operating activities of $25.3 million. For the declared distributions during the year ended December 31, 2019, $5.4 million, or 100.0%, of the distributions declared were paid using cash from operations.
We may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, our book value may be negatively impacted and stockholders’ overall return may be reduced.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted our Share Repurchase Program effective August 7, 2012 which enabled stockholders to sell their shares to us in limited circumstances. On April 7, 2020, our board of directors determined to suspend all repurchases under our Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity.
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
For the three months ended March 31, 2020, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31		—	—
February 1 to February 28	319,700	$6.25	319,700	(1)
March 1 to March 31		—	—
Total	319,700		319,700
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

Unregistered Sales of Equity Securities
On January 31, 2020, February 28, 2020 and March 31, 2020, we issued 133,333 shares of common stock at $6.25 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
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

NorthStar Healthcare Income, Inc.
Date:	May 8, 2020	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer