Form 10-Q
period 2020-06-30
NorthStar Healthcare Income, Inc.
filed 2020-08-13
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
The Company has one class of common stock, $0.01 par value per share, 189,753,995 shares outstanding as of August 12, 2020.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our advisor and our sponsor, the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:
•the financial impact of the COVID-19 virus on our operations, including our ability to comply with the terms of our borrowings, the severity of which depends on the extent and nature of exposure of residents and staff to COVID-19, the availability and timeliness of adequate tests, better access to supplies and the duration of the crisis, among other factors;
•our ability to manage our liquidity and access to capital;
•our ability to implement our business strategy;
•our dependence on our managers and tenants to operate our properties successfully and in compliance with applicable law and the terms of our borrowings;
•the ability and willingness of our tenants, operators, managers and other third parties to satisfy their respective obligations to us, including in some cases their obligation to indemnify us from and against various claims and liabilities;
•the ability of our property managers and tenants to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to us and third parties;
•factors that can cause volatility in our operating income generated by our operating properties, including without limitation national and regional economic conditions, development of new competing properties, costs and availability of food, materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;
•the ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event of a termination or default;
•our ability to comply with the terms of our borrowings, which depends in part on the performance of our tenants and managers;
•the nature and extent of future competition, including new construction in the markets in which our assets are located;
•the extent and timing of future healthcare reform and regulation, including changes in reimbursement policies, procedures and rates;
•risks associated with our joint ventures and unconsolidated entities, including our reliance on joint venture partners, lack of decision making authority and the financial condition of our joint venture partners;
•our dependence on the resources and personnel of our advisor, our sponsor and their affiliates, including our advisor’s ability to manage our portfolio on our behalf;
•the performance of our advisor, our sponsor and their affiliates;
•the impact of continued business uncertainties surrounding our sponsor, as well as adverse changes in the financial health and public perception of our sponsor;

•our advisor’s and its affiliates’ ability to attract and retain qualified personnel to support our operations and potential changes to key personnel providing management services to us;
•our reliance on our advisor and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial fees to our advisor, and various potential conflicts of interest in our relationship with our sponsor;
•our use of leverage;
•the impact of fluctuations in interest rates;
•illiquidity of properties, joint venture or debt investments in our portfolio;
•our ability to make distributions to our stockholders;
•the lack of a public trading market for our shares;
•the effect of paying distributions to our stockholders from sources other than cash flow provided by operations;
•the potential failure to maintain effective internal controls and disclosure controls and procedures;
•regulatory requirements with respect to our business and the healthcare industry generally, as well as the related cost of compliance;
•legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs;
•our ability to maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;
•the loss of our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act; and
•other risks associated with investing in our targeted investments, including changes in our industry, interest rates, the securities markets, the general economy or the capital markets and real estate markets specifically.
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

PART I Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$78,400	$41,884
Restricted cash	18,503	16,936
Operating real estate, net	1,583,429	1,700,218
Investments in unconsolidated ventures	231,097	268,894
Real estate debt investments, net	54,947	55,468
Assets held for sale	927	1,649
Receivables, net	13,522	13,314
Deferred costs and intangible assets, net	27,418	28,355
Other assets	15,079	14,489
Total assets(1)	$2,023,322	$2,141,207

Liabilities
Mortgage and other notes payable, net	$1,426,509	$1,431,922
Line of credit - related party	35,000	—
Due to related party	3,447	5,780
Escrow deposits payable	3,663	3,292
Accounts payable and accrued expenses	33,153	28,135
Other liabilities	4,413	4,574
Total liabilities(1)	1,506,185	1,473,703
Commitments and contingencies (Note 13)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 189,620,662 and 189,111,561 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,896	1,891
Additional paid-in capital	1,705,334	1,702,260
Retained earnings (accumulated deficit)	(1,193,059)	(1,041,297)
Accumulated other comprehensive income (loss)	(1,328)	(470)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	512,843	662,384
Non-controlling interests	4,294	5,120
Total equity	517,137	667,504
Total liabilities and equity	$2,023,322	$2,141,207
_______________________________________
(1)Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of June 30, 2020, the Operating Partnership includes $0.6 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Property and other revenues
Resident fee income	$30,698	$33,497	$63,545	$65,375
Rental income	39,215	40,472	79,195	80,758
Other revenue	79	1,003	143	1,360
Total property and other revenues	69,992	74,972	142,883	147,493
Interest income
Interest income on debt investments	1,906	1,923	3,811	3,825
Expenses
Real estate properties - operating expenses	46,012	44,636	91,713	89,854
Interest expense	16,453	17,294	33,132	34,690
Transaction costs	—	38	7	76
Asset management and other fees - related party	4,431	4,995	8,862	9,989
General and administrative expenses	2,288	2,349	5,317	5,403
Depreciation and amortization	16,495	15,962	32,984	38,361
Impairment loss	91,437	10,146	91,437	10,146
Total expenses	177,116	95,420	263,452	188,519
Other income (loss)
Realized gain (loss) on investments and other	—	5,485	—	5,722
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(105,218)	(13,040)	(116,758)	(31,479)
Equity in earnings (losses) of unconsolidated ventures	(34,763)	(4,405)	(35,756)	(4,629)
Income tax expense	(14)	(15)	(28)	(21)
Net income (loss)	(139,995)	(17,460)	(152,542)	(36,129)
Net (income) loss attributable to non-controlling interests	714	314	780	366
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(139,281)	$(17,146)	$(151,762)	$(35,763)
Net income (loss) per share of common stock, basic/diluted	$(0.74)	$(0.09)	$(0.80)	$(0.19)
Weighted average number of shares of common stock outstanding, basic/diluted	189,336,336	189,082,397	189,187,410	189,044,376
Distributions declared per share of common stock	$—	$—	$—	$0.03

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(139,995)	$(17,460)	$(152,542)	$(36,129)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	186	(1,074)	(858)	(874)
Total other comprehensive income (loss)	186	(1,074)	(858)	(874)
Comprehensive income (loss)	(139,809)	(18,534)	(153,400)	(37,003)
Comprehensive (income) loss attributable to non-controlling interests	714	314	780	366
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(139,095)	$(18,220)	$(152,620)	$(36,637)

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	189,111	$1,891	$1,702,260	$(1,041,297)	$(470)	$662,384	$5,120	$667,504
Share-based payment of advisor asset management fees	400	4	2,496	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	38	—	—	38	—	38
Non-controlling interests - contributions	—	—	—	—	—	—	86	86
Non-controlling interests - distributions	—	—	—	—	—	—	(85)	(85)
Shares redeemed for cash	(320)	(3)	(1,995)	—	—	(1,998)	—	(1,998)
Other comprehensive income (loss)	—	—	—	—	(1,044)	(1,044)	—	(1,044)
Net income (loss)	—	—	—	(12,481)	—	(12,481)	(66)	(12,547)
Balance as of March 31, 2020 (Unaudited)	189,191	$1,892	$1,702,799	$(1,053,778)	$(1,514)	$649,399	$5,055	$654,454
Share-based payment of advisor asset management fees	400	4	2,496	—	—	2,500	—	2,500
Issuance and amortization of equity-based compensation	29	—	39	—	—	39	—	39
Non-controlling interests - contributions	—	—	—	—	—	—	7	7
Non-controlling interests - distributions	—	—	—	—	—	—	(54)	(54)
Other comprehensive income (loss)	—	—	—	—	186	186	—	186
Net income (loss)	—	—	—	(139,281)	—	(139,281)	(714)	(139,995)
Balance as of June 30, 2020 (Unaudited)	189,620	$1,896	$1,705,334	$(1,193,059)	$(1,328)	$512,843	$4,294	$517,137

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(152,542)	$(36,129)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	35,756	4,629
Depreciation and amortization	32,984	38,361
Impairment loss	91,437	10,146
Capitalized interest for mortgage and other notes payable	222	193
Amortization of below market debt	1,536	1,497
Straight-line rental income, net and amortization of lease inducements	70	(428)
Amortization of discount/accretion of premium on investments	(61)	(55)
Amortization of deferred financing costs	941	909
Amortization of equity-based compensation	77	91
Realized (gain) loss on investments and other	—	(5,722)
Allowance for uncollectible accounts	1,004	460
Issuance of common stock as payment for asset management fees	5,000	5,000
Changes in assets and liabilities:
Receivables	(1,282)	53
Other assets	(298)	48
Due to related party	(2,332)	(2,033)
Escrow deposits payable	371	35
Accounts payable and accrued expenses	4,516	(7,741)
Other liabilities	34	(836)
Net cash provided by operating activities	17,433	8,478
Cash flows from investing activities:
Capital expenditures for operating real estate investments	(5,362)	(8,158)
Sale of operating real estate	—	19,618
Investment in unconsolidated ventures	—	(39,801)
Distributions from unconsolidated ventures	1,765	12,079
Other assets	(290)	583
Net cash (used in) provided by investing activities	(3,887)	(15,679)
Cash flows from financing activities:
Repayment of mortgage notes	(8,112)	(27,865)
Borrowings from line of credit - related party	35,000	—
Payments under finance leases	(307)	(284)
Shares redeemed for cash	(1,998)	(5,182)
Distributions paid on common stock	—	(10,813)
Proceeds from distribution reinvestment plan	—	4,876
Contributions from non-controlling interests	93	318
Distributions to non-controlling interests	(139)	(139)
Net cash (used in) provided by financing activities	24,537	(39,089)
Net (decrease) increase in cash, cash equivalents and restricted cash	38,083	(46,290)
Cash, cash equivalents and restricted cash-beginning of period	58,820	94,508
Cash, cash equivalents and restricted cash-end of period	$96,903	$48,218

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$500	$609
Assets acquired under finance leases	112	—

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of June 30, 2020 and December 31, 2019. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of June 30, 2020, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company completed its initial public offering (the “Initial Offering”) on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in its initial primary offering (the “Initial Primary Offering”) and 2.0 million shares issued pursuant to its distribution reinvestment plan (the “DRP”). In addition, the Company completed its follow-on offering (the “Follow-On Offering”) on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in its follow-on primary offering (the “Follow-on Primary Offering”) and 4.2 million shares issued pursuant to the DRP. The Company refers to its Initial Primary Offering and its Follow-on Primary Offering collectively as the “Primary Offering” and its Initial Offering and Follow-On Offering collectively as the “Offering.” In December 2015, the Company registered an additional 30.0 million shares to be offered pursuant to the DRP. From inception through June 30, 2020, the Company raised total gross proceeds of $2.0 billion, including $232.6 million in DRP proceeds.
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
Impact of COVID-19
At the time of preparation of the second quarter 2020 financial statements, the world is continuing to face a global pandemic, the coronavirus 2019 (“COVID-19”). Efforts to address the pandemic continue to significantly impact economic and financial markets globally and across all facets of industries, including real estate. Specifically, the Company's healthcare real estate

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
business and investments have experienced a myriad of challenges, including, but not limited to, declines in resident occupancy and operating cash flows, increases in cost burden faced by operators, lease concessions sought by tenants, and a stressed market affecting real estate values in general. Most of these COVID-19 effects on the Company's business significantly impacted results of operations beginning with the three months ended June 30, 2020 and the Company anticipates these pronounced and significant effects to be sustained and continue in future periods. While the Company itself has the ability to meet its near term liquidity needs, general market concerns over credit and liquidity continue to permeate in an economic downturn environment.
If a general economic downturn resulting from efforts to contain COVID-19 persists over an extended period of time, this could have a prolonged negative impact on the Company's financial condition and results of operations. At this time, as the extent and duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult for the Company to assess and estimate the impact on the Company's results of operations with any meaningful precision. Accordingly, any estimates of the effects of COVID-19 as reflected and or discussed in these financial statements are based upon the Company's best estimates using information known to the Company as of the date of this Quarterly Report on Form 10-Q, and such estimates may change, the effects of which could be material.
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
As of June 30, 2020, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of June 30, 2020 is $557.1 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of June 30, 2020 is $461.1 million, collateralized by the real estate assets of the related consolidated VIEs.
Unconsolidated VIEs
As of June 30, 2020, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $231.1 million. The Company’s maximum exposure to loss as of June 30, 2020 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of June 30, 2020. The Company did not provide financial support to its unconsolidated VIEs during the six months ended June 30, 2020. As of June 30, 2020, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
Restricted cash consists of amounts related to operating real estate (escrows for taxes, insurance, capital expenditures, security deposits received from tenants and payments required under certain lease agreements) and other escrows required by lenders of the Company’s borrowings.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	June 30, 2020 (Unaudited)	December 31, 2019
Cash and cash equivalents	$78,400	$41,884
Restricted cash	18,503	16,936
Total cash, cash equivalents and restricted cash	$96,903	$58,820
Operating Real Estate
The Company evaluates whether a real estate acquisition constitutes a business and whether business combination accounting is appropriate. If substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business. If not, for an acquisition to be

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
considered a business, it would have to include an input and a substantive process that together significantly contribute to the ability to create outputs (i.e., there is a continuation of revenue before and after the transaction). A substantive process is not ancillary or minor, cannot be replaced without significant costs, effort or delay or is otherwise considered unique or scarce. To qualify as a business without outputs, the acquired assets would require an organized workforce with the necessary skills, knowledge and experience that performs a substantive process.
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment totaling $3.5 million, which is included in furniture, fixtures, and equipment within operating real estate, net on the Company’s consolidated balance sheets. The leased equipment is amortized on a straight-line basis. For the six months ended June 30, 2020 and 2019, payments for finance leases totaled $0.3 million, respectively.
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

July 1 to December 31, 2020	$350
Years Ending December 31:
2021	670
2022	577
2023	155
2024	59
Thereafter	26
Total minimum lease payments	$1,837
Less: Amount representing interest	$(161)
Present value of minimum lease payments	$1,676
The weighted average interest rate related to the finance lease obligations is 6.2% with a weighted average lease term of 2.9 years.
As of June 30, 2020, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
Assets Held For Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by U.S. GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of June 30, 2020 and December 31, 2019, the Company classified one operating real estate property within the Peregrine portfolio as held for sale, as presented on its consolidated balance sheets. Refer to Note 14, “Subsequent Events” for additional information regarding the Company’s assets held for sale.
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
The Company considered whether changes in the current economic environment as a result of the COVID-19 pandemic and the impact thereof on the Company’s healthcare real estate business represent indicators of potential impairment to goodwill. As COVID-19 has resulted in limited admissions at the Company’s properties, which have decreased resident fee income, and increased cost burdens and operating expenses, the Company has determined the impact of COVID-19 to be a potential indicator of impairment to goodwill as of June 30, 2020.
Accordingly, the Company has performed an impairment test for goodwill as of June 30, 2020 and has concluded that the fair value of its goodwill reporting unit remains greater than its carrying value and has not recorded impairment to goodwill for the six months ended June 30, 2020. The Company utilized future net cash flows expected to be generated by the properties in discounted cash flow analysis using terminal capitalization rates ranging from 6.25% to 7.50% and discount rates ranging from 8.00% to 9.25%.
The Company concluded that the fair value of the goodwill reporting unit was less than 5% in excess of its carrying value. If a general economic downturn resulting from efforts to contain COVID-19 persists over an extended period of time, this could have a prolonged negative impact on the performance of the Company's operating real estate. At this time, as the extent and duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult for the Company to assess and estimate the impact with any meaningful precision.
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents deferred costs and intangible assets, net (dollars in thousands):

	June 30, 2020 (Unaudited)	December 31, 2019
Deferred costs and intangible assets, net:
In-place lease value, net	$5,536	$6,437
Goodwill	21,387	21,387
Certificate of need intangible assets	380	380
Subtotal intangible assets	27,303	28,204
Deferred costs, net	115	151
Total	$27,418	$28,355

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company recorded $0.9 million and $7.3 million of amortization expense for in-place leases and deferred costs for the six months ended June 30, 2020 and 2019, respectively.
In-place lease value, net includes a gross asset amount of $130.0 million for in-place leases related to the Company’s direct investment - net lease properties, of which $124.5 million has been amortized as of June 30, 2020. All other in-place leases related to the Company’s direct investment - operating properties have been fully amortized as of June 30, 2020.
The following table presents future amortization of in-place lease value and deferred costs (dollars in thousands):

July 1 to December 31, 2020	$937
Years Ending December 31:
2021	1,871
2022	592
2023	337
2024	337
Thereafter	1,577
Total	$5,651
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the six months ended June 30, 2020, the Company did not incur any acquisition fees or expenses to the Advisor or third parties. The Company records as an expense for certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets (dollars in thousands):

	June 30, 2020 (Unaudited)	December 31, 2019
Other assets:
Healthcare facility regulatory reserve deposit	$6,000	$6,000
Remainder interest in condominium units(1)	2,327	2,327
Prepaid expenses	4,175	3,841
Lease / rent inducements, net	1,892	1,636
Utility deposits	317	317
Other	368	368
Total	$15,079	$14,489
_______________________________________
(1)Represents future interests in property subject to life estates.
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
Lease income from tenants, operators, residents is recognized at lease commencement only to the extent collection is expected to be probable in consideration of tenants’, operators’, residents’ creditworthiness. This assessment is based on several qualitative and quantitative factors, including and as appropriate, the payment history, ability to satisfy its lease obligations, the value of the underlying collateral or deposit, if any, and current economic conditions. If collection is assessed to not be probable thereafter, lease income recognized is limited to lease payments collected, with the reversal of any income recognized to date in excess of amounts received. If collection is subsequently reassessed to be probable, lease income is adjusted to reflect the amount of income that would have been recognized had collection always been assessed as probable. For the six months ended June 30, 2020, the tenant of the Peregrine portfolio failed to remit rental payments and accordingly no rental income was recognized. Further, the Company continues to monitor the tenant for the Arbors portfolio, which is currently in lease default as a result of failing to remit rent timely and satisfy other conditions under its lease. As of June 30, 2020, the Company expects rent collection to be probable for the Arbors portfolio.
For the three months ended June 30, 2020 and 2019, total property and other revenues includes variable lease revenues of $4.0 million and $4.1 million, respectively. For the six months ended June 30, 2020 and 2019, total property and other revenues includes variable lease revenues of $8.2 million and $8.1 million, respectively. Variable lease income includes ancillary services provided to tenant/residents, as well as non-recurring services and fees at the Company’s operating facilities.
Lease Concessions Related to COVID-19
As a result of the COVID-19 crisis, some tenants sought more flexible payment terms and the Company is currently engaged with affected tenants on a case-by-case basis to evaluate and respond to the current environment. For lease concessions resulting directly from the impact of COVID-19 that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee, for example, where total payments required by the modified contract will be substantially the same as or less than the original contract, the Company made a policy election to account for the concessions as though the enforceable rights and obligations for those concessions existed in the lease contracts, under a relief provided by the Financial Accounting Standards Board (“FASB”). Under the relief, the concessions will not be treated as lease modifications that are accounted for over the remaining term of the respective leases, as the Company believes this would not accurately reflect the temporary economic effect of the concessions. Instead, (i) rent deferrals that meet the criteria will be treated as if no changes were made to the lease contract, with continued recognition of lease income and receivable under the original terms of the contract; and (ii) rent forgiveness that meets the criteria will be accounted for as variable lease payments in the affected periods.
Effective June 1, 2020, the Company granted a lease concession to the tenant of its Fountains net lease portfolio. The concession allows the tenant to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The lease concession provides the tenant relief consistent with the debt forbearance received from the lender of the properties in the portfolio. The amount of the deferred rental payments under the lease concession totaled $3.9 million. As there has not been substantive changes to the original lease or changes in total cash flows, the concession will not be treated as a lease modification and the Company will continue to recognize lease income and receivables under the original terms of the lease.
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
During the six months ended June 30, 2020, the Company recorded impairment losses totaling $91.4 million on its operating real estate and held for sale investments. Impairment losses recorded during the six months ended June 30, 2020 include the following:
•Winterfell Portfolio. Impairment losses totaled $70.8 million for eight independent living facilities as a result of sustained declines in occupancy and operating margins.
•Aqua Portfolio. Impairment losses totaled $19.9 million for a facility that has sustained poor performance and declines in occupancy and has been significantly impacted by the effects of COVID-19.
•Peregrine Portfolio. Impairment losses totaled $0.7 million to reflect an updated net realizable value for a facility previously designated as held for sale.
Due to uncertainties over the extent and duration of the economic fallout from COVID-19, at this time, it is difficult for the Company to assess and estimate the future economic effects of COVID-19 with any meaningful precision. As the actual impact of COVID-19 will depend on many factors beyond the Company’s control and knowledge, the resulting effect on impairment of the Company's real estate held for investment and held for sale may materially differ from the Company's current expectations and further impairment charges may be recorded in future periods.
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
During the six months ended June 30, 2020, the Company did not impair any of its investments in unconsolidated ventures, however, the underlying joint ventures have recorded impairments and reserves on properties in their respective portfolios, which the Company has recognized through equity in earnings (losses), of which the Company’s proportionate share totaled

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
$37.4 million. Significant impairment losses recorded by the underlying joint ventures during the six months ended June 30, 2020 include the following:
•Griffin-American Portfolio. The Company’s proportionate share of impairment losses totaled $34.1 million. Operating real estate impairment resulted from shortened holding period assumptions and lower projected future cash flows and market values as a result of the economic effects of COVID-19.
•Eclipse Portfolio. The Company’s proportionate share of impairment losses totaled $2.9 million. Operating real estate impairment resulted from lower projected future market values as a result of the economic effects of COVID-19.
•Trilogy Portfolio. The Company’s proportionate share of impairment losses totaled $0.6 million.
Due to uncertainties over the extent and duration of the economic fallout from COVID-19, at this time, it is difficult for the Company to assess and estimate the future economic effects of COVID-19 with any meaningful precision. As the actual impact of COVID-19 will depend on many factors beyond the Company’s control and knowledge, the resulting effect on impairment of the Company's investments in unconsolidated ventures may materially differ from the Company's current expectations and further impairment charges may be recorded in future periods.
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
As of June 30, 2020, the Company has not recorded an allowance for credit losses on its Financial Assets. Refer to Note 5, “Real Estate Debt Investments” for additional information regarding the carrying value of the Company’s real estate debt investment.
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
As of June 30, 2020 and December 31, 2019, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which are reflected as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations.

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
The Company made a joint election to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”) which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform services for tenants/operators/residents of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate related business.
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheets date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of June 30, 2020 totaled $16.0 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effects of the tax rate change did not have a material impact on the Company’s existing deferred tax balances.
The Company recorded an income tax expense of approximately $14,000 and $28,000 for the three and six months ended June 30, 2020, respectively. The Company recorded an income tax expense of approximately $15,000 and $21,000 for the three and six months ended June 30, 2019, respectively.

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
Related Party Guidance for VIEs—In November 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities. The ASU amends the VIE guidance to align, throughout the VIE model, the evaluation of a decision maker's or service provider’s fee held by a related party, whether or not they are under common control, in both the assessment of whether the fee qualifies as a variable interest and the determination of a primary beneficiary. Specifically, a decision maker or service provider considers interests in a VIE held by a related party under common control only if it has a direct interest in that related party under common control and considers such indirect interest in the VIE held by the related party under common control on a proportionate basis, rather than in its entirety. Transition is generally on a modified retrospective basis, with the cumulative effect adjusted to retained earnings at the beginning of the earliest period presented. The Company adopted ASU No. 2018-17 on January 1, 2020, with no transitional impact upon adoption.
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
Reference Rate Reform—In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance in Topic 848 is optional, the election of which provides temporary relief for the accounting effects on contracts, hedging relationships and other transactions impacted by the transition from interbank offered rates (such as London Interbank Offered Rate) that are expected to be discontinued by the end of 2021 to alternative reference rates (such as Secured Overnight Financing Rate). Modification of contractual terms to effect the reference rate reform transition on debt, leases, derivatives and other contracts is eligible for relief from modification accounting and accounted for as a continuation of the existing contract. Topic 848 is effective upon issuance through December 31, 2022, and may be applied retrospectively to January 1, 2020. The Company may elect practical expedients or exceptions as applicable over time as reference rate reform activities occur.
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	June 30, 2020 (Unaudited)	December 31, 2019
Land	$236,036	$236,036
Land improvements	23,430	23,287
Buildings and improvements	1,464,554	1,551,113
Tenant improvements	15,786	14,642
Construction in progress	2,449	4,956
Furniture, fixtures and equipment	104,031	100,998
Subtotal	$1,846,286	$1,931,032
Less: Accumulated depreciation	(262,857)	(230,814)
Operating real estate, net	$1,583,429	$1,700,218
For the three and six months ended June 30, 2020 depreciation expense was $16.0 million and $32.0 million, respectively. For the three and six months ended June 30, 2019, depreciation expense was $15.5 million and $31.1 million, respectively.
Within the table above, buildings and improvements have been reduced by impairment totaling $148.7 million and $58.0 million as of June 30, 2020 and December 31, 2019, respectively. Impairment loss, as presented on the consolidated statements of operations, totaled $91.4 million and $10.1 million for the six months ended June 30, 2020 and 2019, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
Net lease rental properties owned as of June 30, 2020 have current lease expirations ranging from 2022 to 2029, with certain tenant renewal rights. These net lease arrangements require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value
Portfolio	Acquisition Date	Ownership	June 30, 2020 (Unaudited)	December 31, 2019(1)
Eclipse	May-2014	5.6%	$5,906	$9,483
Envoy(2)	Sep-2014	11.4%	207	399
Griffin-American	Dec-2014	14.3%	85,162	125,597
Espresso(3)	Jul-2015	36.7%	—	—
Trilogy(4)	Dec-2015	23.2%	139,816	133,361
Subtotal			$231,091	$268,840
Operator Platform(5)	Jul-2017	20.0%	6	54
Total			$231,097	$268,894
_______________________________________
(1)Includes $1.3 million, $13.4 million, $7.6 million, and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Griffin-American, Espresso and Trilogy joint ventures, respectively.
(2)In March 2019, the Envoy joint venture completed the sale of its remaining 11 properties for a sales price of $118.0 million, which generated net proceeds to the Company totaling $4.3 million. The Company’s carrying value for its investment in the Envoy joint venture represents additional proceeds to be received upon satisfaction of certain conditions under the sale.
(3)As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company has recorded the excess equity in losses related to its unconsolidated venture as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture.
(4)In October 2018, the Company sold 20.0% of its ownership interest in the Trilogy joint venture, which generated gross proceeds of $48.0 million and reduced the Company’s ownership interest in the joint venture from approximately 29% to 23%.
(5)Represents investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
Portfolio	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distribution	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distribution
Eclipse	$(3,293)	$(3,410)	$—	$(232)	$(622)	$208
Envoy	—	—	—	—	(12)	38
Griffin-American	(35,999)	(37,573)	—	(3,433)	(6,229)	3,435
Espresso	(365)	(2,752)	—	(1,771)	(2,217)	—
Trilogy	4,928	(3,625)	—	1,037	(3,329)	1,451
Subtotal	$(34,729)	$(47,360)	$—	$(4,399)	$(12,409)	$5,132
Operator Platform(2)	(34)	—	—	(6)	—	—
Total	$(34,763)	$(47,360)	$—	$(4,405)	$(12,409)	$5,132
_______________________________________
(1)Represents the net amount of the Company’s proportionate share of select revenues and expenses, including: straight-line rental income (expense), (above)/below market lease and in-place lease amortization, (above)/below market debt and deferred financing costs amortization, depreciation and amortization expense, acquisition fees and transaction costs, loan loss reserves, liability extinguishment gains, debt extinguishment losses, impairment, as well as unrealized and realized gain (loss) from sales of real estate and investments.
(2)Represents the Company’s investment in Solstice.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
Portfolio	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions
Eclipse	$(3,492)	$(3,918)	$86	$(332)	$(1,152)	$287
Envoy	—	—	192	96	(822)	4,339	(3)
Griffin-American	(38,090)	(42,456)	1,487	(4,028)	(9,812)	4,551
Espresso	(582)	(5,442)	—	(2,367)	(4,050)	—
Trilogy	6,456	(7,352)	—	2,032	(6,657)	2,902
Subtotal	$(35,708)	$(59,168)	$1,765	$(4,599)	$(22,493)	$12,079
Operator Platform(2)	(48)	—	—	(30)	—	—
Total	$(35,756)	$(59,168)	$1,765	$(4,629)	$(22,493)	$12,079
_______________________________________
(1)Represents the net amount of the Company’s proportionate share of select revenues and expenses, including: straight-line rental income (expense), (above)/below market lease and in-place lease amortization, (above)/below market debt and deferred financing costs amortization, depreciation and amortization expense, acquisition fees and transaction costs, loan loss reserves, liability extinguishment gains, debt extinguishment losses, impairment, as well as unrealized and realized gain (loss) from sales of real estate and investments.
(2)Represents the Company’s investment in Solstice.
(3)In March 2019, the Envoy joint venture completed the sale of its remaining 11 properties for a sales price of $118.0 million, which generated net proceeds to the Company totaling $4.3 million.
Summarized Financial Data
The combined balance sheets as of June 30, 2020 and December 31, 2019 and combined statements of operations for the three and six months ended June 30, 2020 and 2019, for the Company’s Griffin-American and Trilogy unconsolidated ventures are as follows (dollars in thousands):

	June 30, 2020 (Unaudited)	December 31, 2019		Three Months Ended June 30,		Six Months Ended June 30,
				2020	2019	2020	2019
Assets
Operating real estate, net	$3,317,306	$3,566,586	Total revenues	$335,511	$331,390	$670,661	$656,895
Other assets	1,087,599	1,053,433	Net income (loss)	$(230,332)	$(19,528)	$(238,356)	$(19,384)
Total assets	$4,404,905	$4,620,019

Liabilities and equity
Total liabilities	$3,297,832	$3,257,970
Equity	1,107,073	1,362,049
Total liabilities and equity	$4,404,905	$4,620,019

5. Real Estate Debt Investments
The following table presents the Company’s one debt investment (dollars in thousands):

		Carrying Value(2)
Asset Type:	Principal Amount	June 30, 2020 (Unaudited)	December 31, 2019	Fixed Rate	Unlevered Current Yield
Mezzanine loan(1)	$74,182	$54,947	$55,468	10.0%	10.3%
_______________________________________
(1)Loan has a final maturity date of January 30, 2021.
(2)As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company has recorded the excess equity in losses related to its unconsolidated investment as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of June 30, 2020 and December 31, 2019, the cumulative excess equity in losses included in the mezzanine loan carrying value were $19.2 million and $18.6 million, respectively.
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
As of June 30, 2020, the Company’s debt investment was performing in accordance with the contractual terms of its governing documents.  Although various defaults under leases and senior secured loans existed as of June 30, 2020, none of these defaults resulted in a default under the Company’s debt investment as of June 30, 2020. The Company continues to assess the collectability of principal and interest. As of June 30, 2020, contractual debt service has been paid in accordance with contractual terms and the Company expects to receive full payment of contractual principal and interest.
For the six months ended June 30, 2020, the mezzanine loan represented 100.0% of the Company’s interest income on debt investments as presented on the consolidated statements of operations.
6. Borrowings
The following table presents the Company’s borrowings (dollars in thousands):

				June 30, 2020 (Unaudited)		December 31, 2019
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb 2021	LIBOR + 2.92%	$20,424	$20,398	$20,547	$20,500
Frisco, TX	Non-recourse	Mar 2021	LIBOR + 3.04%	18,991	18,967	19,170	19,127
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,760	18,390	18,760	18,357
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	19,907	19,818	20,228	20,131
Rochester, NY(3)	Non-recourse	Aug 2027	LIBOR + 2.34%	101,224	100,324	101,224	100,267
Rochester, NY	Non-recourse	Aug 2021	LIBOR + 2.90%	12,800	12,403	12,800	12,232
Arbors Portfolio(4)
Various locations	Non-recourse	Feb 2025	3.99%	88,438	87,547	89,026	88,020
Watermark Fountains Portfolio(5)
Various locations	Non-recourse	Jun 2022	3.92%	389,886	388,509	392,269	390,508
Various locations	Non-recourse	Jun 2022	5.56%	73,880	73,522	74,208	73,750
Winterfell Portfolio(6)
Various locations	Non-recourse	Jun 2025	4.17%	628,303	612,225	632,024	614,415
Avamere Portfolio(7)
Various locations	Non-recourse	Feb 2027	4.66%	70,996	70,492	71,464	70,922
Subtotal mortgage notes payable, net				$1,443,609	$1,422,595	$1,451,720	$1,428,229
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb 2022	6.00%	3,914	3,914	3,693	3,693
Subtotal other notes payable, net				$3,914	$3,914	$3,693	$3,693
Total mortgage and other notes payable, net				$1,447,523	$1,426,509	$1,455,413	$1,431,922
_______________________________________
(1)Floating rate borrowings are comprised of $172.2 million principal amount at one-month London Interbank Offered Rate (“LIBOR”).
(2)The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings, other than the Winterfell portfolio which is attributable to below market debt intangibles.
(3)Comprised of seven individual mortgage notes payable secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.
(4)Comprised of four individual mortgage notes payable secured by four healthcare real estate properties, cross-collateralized and subject to cross-default.
(5)Includes $389.9 million principal amount of fixed rate borrowings, secured by 14 healthcare real estate properties, cross-collateralized and subject to cross-default, as well as a supplemental financing totaling $73.9 million of principal, secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.
(6)Comprised of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and subject to cross-default.
(7)Comprised of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and subject to cross-default.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents future scheduled principal payments on borrowings based on final maturity (dollars in thousands):

July 1 to December 31, 2020	$15,655
Years Ending December 31:
2021	76,154
2022	466,725
2023	19,056
2024	19,778
Thereafter	850,155
Total	$1,447,523
As of June 30, 2020, the operating performance of a property within the Company’s Rochester portfolio did not maintain certain minimum financial coverage ratios required under the contractual terms of its mortgage note, which resulted in a default. In July 2020, the Company entered into a forbearance agreement to defer up to 90 days of interest payments and 120 days of principal payments and temporarily waive financial covenants under the mortgage note.
As of June 30, 2020, the tenant for the Arbors portfolio failed to remit rent timely and comply with other contractual terms of its lease agreement, which resulted in a default under the tenant’s lease, which in turn, resulted in a default under the mortgage notes collateralized by the properties. The Company is currently in discussions with the tenant regarding the lease default.
In response to the operational challenges resulting from the COVID-19 pandemic, the Company entered into forbearance agreements effective May 1, 2020 to defer up to 90 days of contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Fountains portfolios. The aggregate outstanding principal amount of these borrowings totaled $1.3 billion as of June 30, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred by the Company, subject to satisfaction of certain conditions. Refer to Note 14, “Subsequent Events” for additional information regarding the Company’s borrowings and lender forbearance in response to the COVID-19 pandemic.
Line of Credit - Related Party
In October 2017, the Company obtained a revolving line of credit from an affiliate of Colony Capital, the Sponsor, for up to $15.0 million at an interest rate of 3.5% plus LIBOR (the “Sponsor Line”). The Sponsor Line had an initial one year term, with an extension option of six months.
In November 2017, the borrowing capacity under the Sponsor Line was increased to $35.0 million. In March 2018, the Sponsor Line maturity date was extended through December 2020, and in May 2019, the maturity date was further extended through December 2021. In July 2020, the maturity date was extended through December 2022.
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
In December 2017, the advisory agreement was amended with changes to the asset management and acquisition fee structure as further described below. In June 2020, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2020, with terms identical to those in effect through June 30, 2020, but for the elimination of disposition fees. On June 22, 2020, the advisory agreement was amended to remove disposition fees, effective June 30, 2020.

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
Incentive Fee
The Advisor is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. The Advisor has not received any incentive fees from the Company as of June 30, 2020.
Acquisition Fee
Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by the Company’s independent directors, the Advisor could have received a disposition fee of 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each debt investment sold. The Company did not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there was a corresponding fee paid by the borrower, in which case the disposition fee was the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company took ownership of a property as a result of a workout or foreclosure of a debt investment, the Company paid a disposition fee upon the sale of such property. A disposition fee from the sale of an investment was generally expensed and included in asset management and other fees - related party in the Company’s consolidated statements of operations. A disposition fee for a debt investment incurred in a transaction other than a sale was included in debt investments, net on the consolidated balance sheets and was amortized to interest income over the life of the investment using the effective interest method.
Effective June 30, 2020, the Advisor no longer has the potential to receive a disposition fee in connection with the sale of real estate properties or debt investments.
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to the Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2019	Six Months Ended June 30, 2020			Due to Related Party as of June 30, 2020 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,477	$8,862	$(8,862)	(2)	$1,477
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,303	4,880	(7,213)		1,970
Total		$5,780	$13,742	$(16,075)		$3,447
_______________________________________
(1)The Company did not incur any disposition fees during the six months ended June 30, 2020, nor were any such fees outstanding as of June 30, 2020.
(2)Includes $5.0 million paid in shares of the Company’s common stock.
(3)As of June 30, 2020, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.
Pursuant to the advisory agreement, for the six months ended June 30, 2020, the Company issued 0.8 million shares totaling $5.0 million, based on the estimated value per share on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee. As of June 30, 2020, the Advisor, the Sponsor and their affiliates owned a total of 3.9 million shares or $24.4 million of the Company’s common stock based on the Company’s most recent estimated value per share. As of June 30, 2020, the Advisor, the Sponsor and their affiliates owned 1.7% of the total outstanding shares of the Company’s common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the six months ended June 30, 2020, the Company recognized property management fee expense of $2.6 million paid to Solstice related to the Winterfell portfolio.
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
Line of Credit - Related Party
The Company has the Sponsor Line, which provides up to $35.0 million at an interest rate of 3.5% plus LIBOR. Refer to Note 6, “Borrowings” and Note 14, “Subsequent Events” for further discussion.
8. Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Under the Plan, 2.0 million shares of restricted common stock were eligible to be issued. Pursuant to the Plan, as of June 30, 2020, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock for an aggregate $1.3 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vested quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $39,542 and $45,500 for the three months ended June 30, 2020 and 2019, respectively and $77,667 and $90,500 for the six months ended June 30, 2020 and 2019, respectively. Equity-based compensation expense is related to the issuance of restricted stock to the independent directors and is recorded in general and administrative expenses in the consolidated statements of operations. Unrecognized equity-based compensation for unvested shares totaled $0.3 million and $0.2 million as of June 30, 2020 and December 31, 2019, respectively. Unvested shares totaled 44,117 and 25,360 as of June 30, 2020 and December 31, 2019, respectively.
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
For the six months ended June 30, 2020, the Company has not issued shares of common stock pursuant to the DRP. From inception through June 30, 2020, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP.
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
The Company’s board of directors approved daily cash distributions of $0.000924658 per share of common stock for the month ending January 31, 2019. Effective February 1, 2019, the Company’s board of directors determined to suspend distributions in order to preserve capital and liquidity. No distributions were declared during the six months ended June 30, 2020.
Distributions were generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). For the six months ended June 30, 2020, the Company generated net operating losses for tax purposes. The Company did not have positive REIT taxable income for its taxable year ending December 31, 2019, therefore, it was not required to make distributions to its stockholders in 2019 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2018 and includes a net operating loss carry-forward of $73.5 million.
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
In October 2018, the Company’s board of directors approved an amended and restated Share Repurchase Program, under which the Company only repurchased shares in connection with the death or qualifying disability of a stockholder at a price equal to the lesser of the price paid for the shares, as adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transactions, or the most recently published estimated value per share. The amended and restated Share Repurchase Program became effective October 29, 2018.
In April 2020, the Company’s board of directors determined to suspend all repurchases under the Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity.
For the six months ended June 30, 2020, the Company repurchased 0.3 million shares of common stock for $2.0 million at an average price of $6.25 per share. For the year ended December 31, 2019, the Company repurchased 1.5 million shares of common stock for $10.7 million at an average price of $7.10 per share pursuant to the Share Repurchase Program.
The Company has funded repurchase requests received during the year with cash on hand, borrowings or other available capital.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10. Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2020 and 2019 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.7 million and $0.8 million for the three and six months ended June 30, 2020, respectively. Net loss attributable to the other non-controlling interests was $0.3 million and $0.4 million for the three and six months ended June 30, 2019, respectively.
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
Financial assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
Level 1.Quoted prices for identical assets or liabilities in an active market.
Level 2.Financial assets and liabilities whose values are based on the following:
a)Quoted prices for similar assets or liabilities in active markets.
b)Quoted prices for identical or similar assets or liabilities in non-active markets.
c)Pricing models whose inputs are observable for substantially the full term of the asset or liability.
d)Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.
Level 3.Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	June 30, 2020 (Unaudited)			December 31, 2019
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$74,182	$54,947	$74,182	$74,182	$55,468	$74,182
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,447,523	$1,426,509	$1,465,817	$1,455,413	$1,431,922	$1,450,876
Line of credit - related party	35,000	35,000	35,000	—	—	—
_______________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
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
Mortgage and Other Notes Payable, Net and Line of Credit - Related Party
The Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury and LIBOR rates as of the end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following table summarizes the fair value, measured at the time of impairment, of Level 3 assets which have been measured at fair value on a nonrecurring basis during the periods presented and the associated impairment losses (dollars in thousands):

	Six Month Ended June 30, 2020 (Unaudited)		Year ended December 31, 2019
	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Operating real estate, net	$109,262	$90,715	$27,450	$27,021
Assets held for sale	927	722	1,649	533

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Operating Real Estate, Net
Operating real estate that is impaired is carried at fair value at the time of impairment. Impairment was driven by various factors including changes in undiscounted future net cash flows expected to be generated by the properties and declines in operating performance. Fair value of impaired operating real estate was estimated based upon various approaches including discounted cash flow analysis using terminal capitalization rates ranging from 6.25% to 7.75% and discount rates ranging from 7.0% to 7.75%, third party appraisals, offer prices or broker opinions of value.
Assets Held For Sale
Assets held for sale are carried at the lower of amortized cost or fair value. Assets held for sale that were written down to fair value were generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, fair value of real estate held for sale is reduced for estimated selling costs.
12. Segment Reporting
The Company conducts its business through the following five segments, which are based on how management reviews and manages its business.
•Direct Investments - Net Lease - Healthcare properties operated under net leases with a tenant/operator.
•Direct Investments - Operating - Healthcare properties operated pursuant to management agreements with healthcare operators/managers.
•Unconsolidated Investments - Healthcare joint ventures, including properties operated under net leases or pursuant to management agreements with healthcare operators, in which the Company owns a minority interest.
•Debt and Securities Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate and commercial mortgage backed securities backed primarily by loans secured by healthcare properties.
•Corporate - The corporate segment includes corporate level asset management and other fees - related party and general and administrative expenses.
The Company primarily generates rental and resident fee income from its direct investments and interest income on real estate debt and securities investments.
The following table presents the operators and tenants of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

				Six Months Ended June 30, 2020
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$73,675	51.6%
Solstice Senior Living	(3)	32	4,000	51,199	35.8%
Avamere Health Services		5	453	9,054	6.3%
Arcadia Management		4	572	5,308	3.7%
Integral Senior Living	(3)	3	162	3,506	2.5%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	141	0.1%
Total		75	10,515	$142,883	100.0%
______________________________________
(1)Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.
(2)Includes rental income received from the Company’s net lease properties as well as rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from the Company’s ALFs, MCFs and CCRCs, which includes resident room and care charges, ancillary fees and other resident service charges.
(3)Solstice is a joint venture of which affiliates of ISL own 80%.
(4)Tenant has failed to remit rental payments during the six months ended June 30, 2020. Properties and unit counts exclude one property held for sale as of June 30, 2020, which was sold in the third quarter of 2020.
(5)Consists primarily of interest income earned on corporate-level cash accounts.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Three Months Ended June 30, 2020	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Property and other revenues	$8,225	$61,688	$—	$—	$79	$69,992
Interest income on debt investments	—	—	—	1,906	—	1,906
Real estate properties - operating expenses	—	(46,012)	—	—	—	(46,012)
Interest expense	(2,949)	(13,209)	—	—	(295)	(16,453)
Transaction costs	—	—	—	—	—	—
Asset management and other fees - related party	—	—	—	—	(4,431)	(4,431)
General and administrative expenses	(61)	(114)	—	(9)	(2,104)	(2,288)
Depreciation and amortization	(3,665)	(12,830)	—	—	—	(16,495)
Impairment loss	(722)	(90,715)	—	—	—	(91,437)
Realized gain (loss) on investments and other	—	—	—	—	—	—
Equity in earnings (losses) of unconsolidated ventures	—	—	(34,763)	—	—	(34,763)
Income tax expense	—	(14)	—	—	—	(14)
Net income (loss)	$828	$(101,206)	$(34,763)	$1,897	$(6,751)	$(139,995)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

	Direct Investments
Three Months Ended June 30, 2019	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Property and other revenues	$8,446	$66,283	$—	$10	$233	$74,972
Interest income on debt investments	—	—	—	1,923	—	1,923
Real estate properties - operating expenses	(1)	(44,635)	—	—	—	(44,636)
Interest expense	(3,124)	(14,148)	—	—	(22)	(17,294)
Transaction costs	—	(38)	—	—	—	(38)
Asset management and other fees - related party	—	—	—	—	(4,995)	(4,995)
General and administrative expenses	(97)	(25)	—	(9)	(2,218)	(2,349)
Depreciation and amortization	(3,499)	(12,463)	—	—	—	(15,962)
Impairment loss	(146)	(10,000)	—	—	—	(10,146)
Realized gain (loss) on investments and other	5,871	(10)	—	—	(376)	5,485
Equity in earnings (losses) of unconsolidated ventures	—	—	(4,405)	—	—	(4,405)
Income tax expense	—	(15)	—	—	—	(15)
Net income (loss)	$7,450	$(15,051)	$(4,405)	$1,924	$(7,378)	$(17,460)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Six Months Ended June 30, 2020	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Property and other revenues	$16,448	$126,293	$—	$—	$142	$142,883
Interest income on debt investments	—	—	—	3,811	—	3,811
Real estate properties - operating expenses	(13)	(91,700)	—	—	—	(91,713)
Interest expense	(5,913)	(26,924)	—	—	(295)	(33,132)
Transaction costs	—	(7)	—	—	—	(7)
Asset management and other fees - related party	—	—	—	—	(8,862)	(8,862)
General and administrative expenses	(105)	(100)	—	(19)	(5,093)	(5,317)
Depreciation and amortization	(7,401)	(25,583)	—	—	—	(32,984)
Impairment loss	(722)	(90,715)	—	—	—	(91,437)
Realized gain (loss) on investments and other	—	—	—	—	—	—
Equity in earnings (losses) of unconsolidated ventures	—	—	(35,756)	—	—	(35,756)
Income tax expense	—	(28)	—	—	—	(28)
Net income (loss)	$2,294	$(108,764)	$(35,756)	$3,792	$(14,108)	$(152,542)

	Direct Investments
Six Months Ended June 30, 2019	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Property and other revenues	$16,999	$129,895	$—	$19	$580	$147,493
Interest income on debt investments	—	—	—	3,825	—	3,825
Real estate properties - operating expenses	(1)	(89,853)	—	—	—	(89,854)
Interest expense	(6,399)	(28,189)	—	—	(102)	(34,690)
Transaction costs	—	(76)	—	—	—	(76)
Asset management and other fees - related party	—	—	—	—	(9,989)	(9,989)
General and administrative expenses	(112)	(37)	—	(19)	(5,235)	(5,403)
Depreciation and amortization	(7,063)	(31,298)	—	—	—	(38,361)
Impairment loss	(146)	(10,000)	—	—	—	(10,146)
Realized gain (loss) on investments and other	5,871	227	—	—	(376)	5,722
Equity in earnings (losses) of unconsolidated ventures	—	—	(4,629)	—	—	(4,629)
Income tax benefit (expense)	—	(21)	—	—	—	(21)
Net income (loss)	$9,149	$(29,352)	$(4,629)	$3,825	$(15,122)	$(36,129)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
June 30, 2020	$364,525	$1,312,408	$231,095	$55,559	$59,735	$2,023,322
December 31, 2019	365,789	1,420,023	268,892	56,099	30,404	2,141,207
_______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.
13. Commitments and Contingencies
As of June 30, 2020, the Company believes there are no material contingencies that would affect its results of operations, cash flows or financial position.

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
14. Subsequent Events
The following is a discussion of material events which have occurred subsequent to June 30, 2020 through the issuance of the consolidated financial statements.
Line of Credit - Related Party
In July 2020, the Company’s Sponsor Line maturity was extended through December 2022.
Borrowings
In response to the operational challenges resulting from the COVID-19 pandemic, the Company entered into a forbearance agreement effective July 1, 2020 to defer up to 90 days of interest and 120 days of contractual principal payments and to temporarily waive financial covenants for a mortgage note payable on a property within the Rochester portfolio. The outstanding principal amount of the mortgage note payable was $19.9 million as of June 30, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred by the Company, subject to satisfaction of certain conditions.
The forbearance agreements for mortgage notes payable on properties within the Rochester, Arbors, Aqua and Fountains portfolios, which were effective on May 1, 2020, effectively deferring debt service for a 90 day period, expired on August 1, 2020. The Company has resumed remitting debt service, which has increased as a result of the deferred debt service, on these mortgage notes payable. The forbearance agreement for the mortgage notes on properties within the Winterfell portfolio has been extended for an additional 30 days.
In addition, the Company is in discussions with other lenders, where necessary, regarding further deferrals of payment obligations and extended forbearance periods.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Dispositions
In July 2020, the Company sold a property in its Peregrine net lease portfolio previously designated as held for sale, generating net proceeds of $0.9 million.

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
We are externally managed and have no employees. We are sponsored by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital or our Sponsor, an internally-managed equity REIT, with a diversified real estate and investment management platform. Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies, which we refer to collectively as the Managed Companies. As of June 30, 2020, our Sponsor had approximately $46 billion of assets under management, including Colony Capital’s balance sheet investments and third-party managed investments. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of Colony Capital and manages our day-to-day operations pursuant to an advisory agreement.
From inception through June 30, 2020, we raised total gross proceeds from the sale of shares of our common stock totaling $2.0 billion, including $232.6 million pursuant to our distribution reinvestment plan, or our DRP.
2020 Significant Developments
COVID-19 Update
Beginning in March 2020, the coronavirus 2019, or COVID-19, pandemic began to impact NorthStar Healthcare and its communities.  As residents of our communities are older and often suffer from chronic medical conditions, they are at disproportionately higher risk of hospitalization and adverse outcomes if they contract COVID-19.  As such, our first priority during this time has been, and continues to be, the health and safety of the residents and staff at our communities.  We remain focused on supporting our operating partners during this unprecedented time. At the same time, we are actively managing capital needs and liquidity to mitigate the financial impact of COVID-19 on our business and preserve long-term value for our stockholders.
Cases
As of August 12, 2020, as reported by our operators and managers, of the 75 communities in our direct investments, approximately 57.2% have experienced confirmed cases of COVID-19. In addition, as of August 12, 2020, as reported by our operators and partners, of the 429 communities in our unconsolidated investments, which excludes MOBs and hospitals, approximately 44.7% have experienced confirmed cases of COVID-19. In some instances, confirmed cases COVID-19 have resulted in deaths of residents and staff at the communities within our direct and unconsolidated investments. The incidence of confirmed cases in our portfolio may continue and could accelerate depending on the duration, scope and depth of the COVID-19 pandemic.
Operating Performance
The COVID-19 pandemic has affected the fundamentals of our business in the following ways:
•Our occupancy across our direct investments was 76.2% as of August 12, 2020, a 4.9% decline since March 31, 2020. We anticipate that our occupancy will continue to be impacted by restrictions on admissions and limited inquiries and tours, which have significantly decreased the number of move-ins at our direct investments. We may also continue to experience increased resident illnesses and move-outs due to the pandemic. Our direct operating investments have not yet experienced any significant issues collecting rents or other fees from residents as a result of COVID-19.
•Operating costs have continued to rise as operators take action to protect residents and staff. In particular, operators are paying a premium for labor in many markets, particularly in communities that have been severely impacted by COVID-19. In addition, personal protective equipment continues to be difficult and costly to source during the pandemic. Through June 30, 2020, additional operating expenses incurred as a result of the COVID-19 pandemic totaled approximately $4.2 million for the communities in our direct operating investments. We expect these expenses to continue to be incurred.
•We have recorded impairment losses totaling $91.4 million on our direct investments. Further, the underlying joint ventures of our unconsolidated ventures have recorded impairments, of which our proportionate share totaled $37.4 million. Impairment losses have resulted from shortened holding period assumptions as well as lower projected future cash flows and market values as a result of the economic effects of COVID-19.
Liquidity
We have taken a number of steps to improve liquidity and preserve flexibility in light of the uncertainty surrounding the financial impact of the COVID-19 pandemic.
•In April 2020, we borrowed $35.0 million under our revolving line of credit from an affiliate of our Sponsor, or the Sponsor Line.
•Effective April 30, 2020, we suspended all repurchases of shares under our share repurchase program, or our Share Repurchase Program.
•Effective May 1, 2020, we entered into forbearance agreements and deferred 90 days of contractual debt service for borrowings on properties within the Aqua, Fountains, Arbors, Rochester and Winterfell portfolios. The aggregate outstanding principal amount of these borrowings totaled $1.3 billion as of June 30, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred, subject to satisfaction of certain conditions. As of August 12, 2020, deferred debt service, net of operating income cash sweeps required by lenders, totaled $16.2 million.
•Further, effective July 1, 2020, we entered into a forbearance agreement to defer up to 90 days of interest payments and 120 days of principal payments and temporarily waive financial covenants under the mortgage note for a mortgage note payable on a property within the Rochester portfolio. The outstanding principal amount of the mortgage note payable totaled $19.9 million as of June 30, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred, subject to satisfaction of certain conditions. As of August 12, 2020, deferred debt service totaled $0.2 million.
•We continue to engage with lenders, where necessary, regarding further deferral of payment obligations. In August, the forbearance agreement for the mortgage notes on properties within the Winterfell portfolio was extended for an additional 30 days.
•We have limited capital expenditures of our operating real estate to life safety and essential projects.
We expect that these effects of the pandemic will continue to materially impact revenues, expenses and cash flow generated by both our operating and net lease direct investments, as well as our unconsolidated investments. For additional information on the potential impact of COVID-19 to our operations, refer to “—Liquidity and Capital Resources.”
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

Performance Summary for the Three Months Ended June 30, 2020 as Compared to the Three Months Ended March 31, 2020
On a same store basis, rental and resident fee income, net of property operating expenses, of our direct operating investments decreased to $15.7 million for the three months ended June 30, 2020 as compared to $18.9 million for the three months ended March 31, 2020. The decrease was primarily as a result of lower resident fee and rental income resulting from lower occupancy due to the aforementioned effects of COVID-19.
During the three months ended June 30, 2020, our direct operating investments’ weighted average resident occupancy of 78.0% as compared to 81.4% for the three months ended March 31, 2020.
•Our Winterfell portfolio’s average occupancy was 77.0% for the three months ended June 30, 2020, a decrease from 79.0% for the three months ended March 31, 2020.
•Our operating portfolios managed by Watermark Retirement Communities had an overall average occupancy of 78.3% for the three months ended June 30, 2020, a decrease from 83.3% for the three months ended March 31, 2020.
Overall, our unconsolidated investment portfolios experienced similar operational challenges presented by the COVID-19 pandemic as our direct operating investments, however the receipt and recognition of federal relief funding, primarily by the Trilogy joint venture, resulted in an increase to earnings for the three months ended June 30, 2020 as compared to the three months ended March 31, 2020.
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
Our primary investment segments are as follows:
•Direct Investments - Net Lease - Healthcare properties operated under net leases with a tenant/operator.
•Direct Investments - Operating - Healthcare properties operated pursuant to management agreements with healthcare operators/managers.
•Unconsolidated Investments - Healthcare joint ventures, including properties operated under net leases or pursuant to management agreements with healthcare operators, in which we own a minority interest.
•Debt and Securities Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate and commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties. As of June 30, 2020, we had one mezzanine loan.
For financial information regarding our reportable segments, refer to Note 12, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

The following table presents a summary of investments as of June 30, 2020 (dollars in thousands):

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
_______________________________________
(1)Classification based on predominant services provided, but may include other services.
(2)Excludes properties held for sale.
(3)Based on cost for real estate equity investments, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Does not include cost of properties held for sale. For real estate debt, based on principal amount. For real estate equity investments, includes cost associated with purchased land parcels that are not included in the count.
(4)Watermark Fountains portfolio consists of six wholly-owned net lease properties totaling $288.8 million and nine operating facilities totaling $356.9 million, in which we own a 97.0% interest. One of the operating facilities consists of eight condominium units in which we hold future interests, or the Remainder Interests.
(5)Includes institutional pharmacy, therapy businesses and lease purchase buy-out options in connection with the Trilogy investment, which are not subject to property count.
(6)Represents our investment in Solstice Senior Living, LLC, or Solstice, the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, or ISL, a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%.
(7)Our mezzanine loan was originated to a subsidiary of our joint venture with Formation Capital, LLC, or Formation, and Safanad Management Limited, which we refer to as Espresso.

The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

_______________________________________
(1)Classification based on predominant services provided, but may include other services.
Our investments include the following types of healthcare facilities as of June 30, 2020:
•Senior Housing. We define senior housing to include ILFs, ALFs, MCFs and CCRCs, as described in further detail below. Revenues generated by senior housing facilities typically come from private pay sources, including private insurance, and to a much lesser extent government reimbursement programs, such as Medicare and Medicaid.
◦Assisted living facilities. ALFs provide services that include minimal assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services bundled within one regular monthly fee usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living, such as eating, dressing and bathing. Professional nursing and healthcare services are usually available at the facility on call or at regularly scheduled times. ALFs typically are comprised of one and two bedroom suites equipped with private bathrooms and efficiency kitchens.
◦Independent living facilities. ILFs are age-restricted multi-family properties with central dining facilities that provide services that include security, housekeeping, nutrition and limited laundry services. ILFs are designed specifically for independent seniors who are able to live on their own, but desire the security and conveniences of community living. ILFs typically offer several services covered under a regular monthly fee.
◦Memory care facilities. MCFs offer specialized options for seniors with Alzheimer’s disease and other forms of dementia. Purpose built, free-standing MCFs offer an attractive alternative for private-pay residents affected by memory loss in comparison to other accommodations that typically have been provided within a secured unit of an ALF or SNF. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment that is typically smaller in scale and more residential in nature than traditional ALFs. Residents require a higher level of care and more assistance with activities of daily living than in ALFs. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.
◦Continuing care retirement community. CCRCs provide, as a continuum of care, the services described for ILFs, ALFs and SNFs in an integrated campus. CCRCs can be structured to offer services covered under a regular monthly rental fee or under a one-time upfront entrance fee, which is partially refundable in certain circumstances. Residents under entrance fee agreements may also pay a monthly service fee, which entitles them to the use of certain amenities and services, however, the monthly fees are generally less than fees at a comparable rental community. The refundable portion of a resident’s entrance fee is generally refundable within a certain period following contract termination or upon the resale of the unit, or in some agreements, upon the resale of a comparable unit or after the resident vacates the unit. Some entrance fee agreements entitle the resident to a refund of the original entrance fee paid plus a percentage of the appreciation of the unit upon resale.

•Skilled Nursing Facilities. SNFs provide services that include daily nursing, therapeutic rehabilitation, social services, housekeeping, nutrition and administrative services for individuals requiring certain assistance for activities in daily living. A typical SNF includes mostly one and two bed units, each equipped with a private or shared bathroom and community dining facilities. Revenues generated from SNFs typically come from government reimbursement programs, including Medicare and Medicaid, as well as private pay sources, including private insurance.
•Medical Office Buildings. MOBs are typically either single-tenant properties associated with a specialty group or multi-tenant properties leased to several unrelated medical practices. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, who require space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. MOBs are similar to commercial office buildings, although they require greater plumbing, electrical and mechanical systems to accommodate physicians’ requirements such as sinks in every room, brighter lights and specialized medical equipment.
•Hospitals. Services provided by operators and tenants in hospitals are paid for by private sources, third-party payers (e.g., insurance and Health Maintenance Organizations), or through the Medicare and Medicaid programs. Our hospital properties typically will include acute care, long-term acute care, specialty and rehabilitation hospitals and generally are leased to single tenants or operators under triple-net lease structures.
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
The weighted average resident occupancy of our operating properties was 79.7% for the six months ended June 30, 2020.
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
Our net lease properties are leased to three operators. The remaining lease term for each tenant as of June 30, 2020 is as follows:

Tenant	Properties Leased		Remaining Lease Term (Years)
Watermark Retirement Communities	6		1.7
Arcadia Management	4	(1)	9.3
Senior Lifestyle Corporation	1	(2)	(3)
_______________________________________
(1)Tenant has failed to remit rent timely and comply with other contractual terms of its lease agreement, which resulted in a default under the tenant’s lease as of June 30, 2020.
(2)Property count excludes one property held for sale as of June 30, 2020. The property was sold in the third quarter of 2020.
(3)Tenant is in default under its lease.

Operators and Tenants
The following table presents the operators and tenants of our direct investments (dollars in thousands):

				Six Months Ended June 30, 2020
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$73,675	51.6%
Solstice Senior Living	(3)	32	4,000	51,199	35.8%
Avamere Health Services		5	453	9,054	6.3%
Arcadia Management		4	572	5,308	3.7%
Integral Senior Living	(3)	3	162	3,506	2.5%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	141	0.1%
Total		75	10,515	$142,883	100.0%
_______________________________________
(1)Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.
(2)Includes rental income received from our net lease properties as well as rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from our ALFs, MCFs and CCRCs, which includes resident room and care charges, ancillary fees and other resident service charges.
(3)Solstice is a joint venture of which affiliates of ISL own 80%.
(4)Tenant has failed to remit rental payments during the six months ended June 30, 2020. Properties and unit counts exclude one property held for sale, which was sold in the third quarter of 2020.
(5)Consists primarily of interest income earned on corporate-level cash accounts.
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

						Properties as of June 30, 2020(1)
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
_______________________________________
(1)Excludes properties classified as held for sale.
(2)Represents assets under management based on cost, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Does not include cost of properties held for sale.
(3)Represents initial and subsequent contributions to the underlying joint venture through June 30, 2020.
(4)In October 2018, we sold 20.0% of our ownership interest in the Trilogy joint venture, which reduced our ownership interest in the joint venture from approximately 29% to 23%.

•Eclipse. Portfolio of SNFs and ALFs leased to, or managed by, a variety of different operators across the United States. Our Sponsor and other minority partners and Formation own 86.4% and 8.0% of this portfolio, respectively.
•Griffin-American. Portfolio of SNFs, ALFs, MOBs and hospitals across the United States and care homes in the United Kingdom. Our Sponsor and other minority partners own the remaining 85.7% of this portfolio.
•Espresso. Portfolio of predominantly SNFs, located in various regions across the United States, and organized in six sub-portfolios and currently leased to nine different operators under net leases. An affiliate of Formation acts as the general partner and manager of this investment. Formation and Safanad Management Limited own the remaining 63.3% of this portfolio. We also have extended a mezzanine loan to this portfolio. Refer to “—Debt and Securities Investments Overview” below.
•Trilogy. Portfolio of predominantly SNFs located in the Midwest and operated pursuant to management agreements with Trilogy Health Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. Griffin-American Healthcare REIT III, Inc., or GAHR3, Griffin-American Healthcare REIT IV, Inc., or GAHR4, and management of Trilogy own the remaining 76.8% of this portfolio.
•Solstice. Operator platform joint venture established to manage the operations of the Winterfell portfolio. An affiliate of ISL owns the remaining 80.0%.
Debt and Securities Investments Overview
Our investments in real estate debt secured by healthcare facilities consisted of one mezzanine loan, which matures on January 30, 2021. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above. The following table presents a summary of our debt investment as of June 30, 2020 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value(2)	Fixed Rate	Unleveraged Current Yield
Espresso Mezzanine loan(1)	1	$74,182	$54,947	10.0%	10.3%
_______________________________________
(1)Property type underlying the mezzanine loan are predominately SNFs located primarily in the Midwest, Northeast and Southeast regions of the United States.
(2)As a result of impairments and other non-cash reserves recorded by the joint venture, the carrying value of our Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. We have recorded the excess equity in losses related to our unconsolidated investment as a reduction to the carrying value of our mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of June 30, 2020, the cumulative excess equity in losses included in our mezzanine loan carrying value was $19.2 million.
As of June 30, 2020, our debt investment was performing in accordance with the contractual terms of its governing documents. Although various defaults under leases and senior secured loans existed as of June 30, 2020, none of these defaults resulted in a default under our debt investment as of June 30, 2020. As of August 12, 2020, contractual debt service on the Espresso mezzanine loan has been paid in accordance with contractual terms.
Our Strategy
Our primary objective is to invest in our portfolio and manage liquidity in order to maximize shareholder value. Although our short-term strategy will be impacted by the effects of the COVID-19 pandemic, the key elements of our long-term strategy include:
•Grow the Operating Income Generated by Our Portfolio. Through active portfolio management, we will continue to review and implement operating strategies and initiatives in order to enhance the performance of our existing investment portfolio.
•Pursue Strategic Capital Expenditures and Development Opportunities. We will continue to invest capital into our operating portfolio in order to maintain market position as well as functional and operating standards. In addition, we will continue to execute on and identify strategic development opportunities for our existing investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide an optimal mix of services and enhance the overall value of our assets.
•Consider Selective Dispositions and Opportunities for Asset Repositioning. We will consider selective dispositions of assets in connection with strategic repositioning of assets or otherwise where we believe the disposition will achieve a desired return or opportunities exist to enhance overall returns or improve our liquidity position. As the healthcare industry evolves, we will continue to assess the need for strategic asset repositioning, including evaluating assets, operators and markets to position our portfolio for optimal performance.
•Maintain a Diversified Portfolio. We believe that mid-acuity senior housing facilities provide an opportunity to generate risk-adjusted returns and benefit from positive future demographic trends. In addition, we believe that maintaining a balanced portfolio of assets diversified by investment type, geographic location, asset type, revenue source and operating model may mitigate the risk that any single factor or event could materially harm our business. Portfolio diversification also enhances the reliability of our cash flows by reducing our exposure to single-state regulatory or reimbursement changes, regional climate events and local economic downturns.
•Financing Strategy. We use asset-level financing as part of our investment strategy to leverage our investments while managing refinancing and interest rate risk. We typically finance our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing. In addition, our Sponsor has made available a revolving line of credit to provide additional short-term liquidity as needed. Refer to “Liquidity and Capital Resources” in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Portfolio Management
Our Advisor and its affiliates, directly or together with third party sub-advisors, maintain a comprehensive portfolio management process that generally includes oversight by an asset management team, regular management meetings and operating results review process. These processes are designed to enable management to evaluate and proactively identify asset-specific issues and trends on a portfolio-wide, sub-portfolio or asset type basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from issues that are not identified during these portfolio reviews or the asset and portfolio management process.
Our Advisor’s asset management team is experienced and use many methods to actively manage our asset base to enhance or preserve our income, value and capital and mitigate risk. Our Advisor’s asset management team seeks to identify strategic development opportunities for our existing and future investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide optimal mix of services and enhance the overall value of our assets. To manage risk, our Advisor’s asset management team engages in frequent review and dialogue with operators/managers/borrowers/third party advisors and periodic inspections of our owned properties and collateral. In addition, our Advisor’s asset management team considers the impact of regulatory changes on the performance of our portfolio.
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
Outlook and Recent Trends
COVID-19
In December 2019, COVID-19 emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread globally. The World Health Organization has declared the COVID-19 outbreak a pandemic, the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. The declaration of a public health emergency shut down non-essential businesses and severely impacted the United States’ economy.
The healthcare real estate sector, which includes hospitals, skilled nursing, assisted living, and congregate living communities, has been significantly impacted by the effects of COVID-19, while continuing to operate during the pandemic. The Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from COVID-19 and healthcare communities have continued to care for those most affected by COVID-19 amidst challenges sourcing materials and resources. Operating results have been, and will continue to be impacted to the extent that the virus’ continued spread reduces occupancy, results in quarantines for residents and/or bans on admissions, reduces the ability to continue to obtain necessary goods and provide adequate staffing or increases the cost burdens faced by operators.
The extent to which COVID-19 continues to impact the healthcare real estate sector will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, but not limited to, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact. Guidelines for easing social distancing and shelter-in-place regulations will further impact how the industry will resume and trend back to operating without restrictions. The healthcare sector is expected to be the last to resume normal operations, including allowing normal visitation, touring of the communities, in an effort to protect the most vulnerable. Federal and state government plans may shift through the coming months as guidelines are very specific and may be unpredictable if the outbreak surges again.
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
Notwithstanding the demographics and spending growth, economic and healthcare market uncertainty, development, and competitive pressures have had a negative impact, weakening the market’s fundamentals and ultimately reducing operating income for tenants and operators. During the second quarter of 2020, the industry seniors housing occupancy averaged 84.9%, down 28 basis points as compared to the first quarter of 2020 (source: The National Investment Centers for Senior Housing & Care, or NIC). Overall, occupancy has declined or remained flat in 16 of the last 18 quarters (source: NIC). Seniors housing under construction as a share of inventory remains at 6.2% in the second quarter of 2020, compared to a peak of 7.7% in the fourth quarter of 2017 (source: NIC). Further, a tight labor market and competition to attract quality staff continues to drive increased wages and personnel costs, resulting in lower margins. To the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected and decreased cash flow, in turn, is expected to impact the value of underlying properties.
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
At this time, as the extent and duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult to assess the impact on the healthcare real estate sector, but it may include sustained industry declines in resident occupancy and operating cash flows, compressed operating margins and a stressed market affecting healthcare real estate values in general.

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
During the six months ended June 30, 2020, we recorded impairment losses totaling $91.4 million on our operating real estate and held for sale investments. Impairment losses recorded during the six months ended June 30, 2020 include the following:
•Winterfell Portfolio. Impairment losses totaled $70.8 million for eight independent living facilities as a result of sustained declines in occupancy and decreased operating margins.
•Aqua Portfolio. Impairment losses totaled $19.9 million for a facility that has experienced sustained poor performance and declines in occupancy as well as has been significantly impacted by the effects of COVID-19.
•Peregrine Portfolio. Impairment losses totaled $0.7 million to reflect an updated net realizable value for a facility previously designated as held for sale.
During the year ended December 31, 2019, we recorded impairment losses totaling $58.0 million for operating real estate that we continue to hold as of June 30, 2020. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for additional information regarding impairment recorded in prior years.
During the six months ended June 30, 2020, we did not impair any of our investments in unconsolidated ventures, however, our underlying joint ventures have recorded impairments and reserves on properties in their respective portfolios, which have been recognized through our equity in earnings (losses), of which our proportionate share totaled $37.4 million. Our proportionate share of impairment losses recorded by our underlying joint ventures during the six months ended June 30, 2020 include the following:
•Griffin-American Portfolio. Impairment losses totaled $34.1 million. Operating real estate impairment resulted from shortened holding period assumptions and lower projected future cash flows and market values as a result of the economic effects of COVID-19.
•Eclipse Portfolio. Impairment losses totaled $2.9 million. Operating real estate impairment resulted from lower projected market values as a result of the economic effects of COVID-19.
•Trilogy Portfolio. Impairment losses totaled $0.6 million.
Due to uncertainties over the extent and duration of the economic fallout from the COVID-19 pandemic, at this time, it is difficult to assess and estimate the further economic effects of COVID-19 with any meaningful precision. As the actual impact of COVID-19 will depend on many factors beyond our control and knowledge, the resulting effect on impairment of our operating real estate and investments in unconsolidated ventures may materially differ from our current expectations and further impairment charges may be recorded in the future.

Results of Operations
Impact of COVID-19
Efforts to address the COVID-19 pandemic continue to significantly impact economic and financial markets globally and across all facets of industries, including real estate. Specifically, our healthcare real estate business and investments have experienced a myriad of challenges, including, but not limited to, limited admissions at facilities, resulting in declines in resident occupancy and operating cash flows, increases in cost burden faced by operators, lease concessions sought by tenants, and a stressed market affecting real estate values in general.
Most of these COVID-19 effects on our business began significantly impacting our results of operations during the three months ended June 30, 2020, and we anticipate the significant effects to continue in future periods. If a general economic downturn resulting from efforts to contain COVID-19 persists over an extended period of time, this could have a prolonged negative impact on our financial condition and results of operations.
Comparison of the Three Months Ended June 30, 2020 to June 30, 2019 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Property and other revenues
Resident fee income	$30,698	$33,497	$(2,799)	(8.4)%
Rental income	39,215	40,472	(1,257)	(3.1)%
Other revenue	79	1,003	(924)	(92.1)%
Total property and other revenues	69,992	74,972	(4,980)	(6.6)%
Interest income
Interest income on debt investments	1,906	1,923	(17)	(0.9)%
Expenses
Real estate properties - operating expenses	46,012	44,636	1,376	3.1%
Interest expense	16,453	17,294	(841)	(4.9)%
Transaction costs	—	38	(38)	(100.0)%
Asset management and other fees-related party	4,431	4,995	(564)	(11.3)%
General and administrative expenses	2,288	2,349	(61)	(2.6)%
Depreciation and amortization	16,495	15,962	533	3.3%
Impairment loss	91,437	10,146	81,291	801.2%
Total expenses	177,116	95,420	81,696	85.6%
Realized gain (loss) on investments and other	—	5,485	(5,485)	(100.0)%
Equity in earnings (losses) of unconsolidated ventures	(34,763)	(4,405)	(30,358)	689.2%
Income tax expense	(14)	(15)	1	(6.7)%
Net income (loss)	$(139,995)	$(17,460)	$(122,535)	701.8%
Revenues
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store ALF/MCF/CCRC properties (placed in service - 2018 and prior)	$30,698	$33,497	$(2,799)	(8.4)%
On a same store basis, resident fee income decreased $2.8 million primarily as a result of lower occupancy at our ALFs, MCFs and CCRCs and non-recurring income recognized in the Fountains portfolio during the three months ended June 30, 2019.

Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store ILF properties (placed in service - 2018 and prior)	$30,990	$32,025	$(1,035)	(3.2)%
Same store net lease properties (placed in service - 2018 and prior)	8,225	8,202	23	0.3%
Properties sold	—	245	(245)	(100.0)%
Total rental income	$39,215	$40,472	$(1,257)	(3.1)%
Rental income decreased $1.3 million primarily due to overall decreases in occupancy at our ILFs and the sale of two net lease properties within the Peregrine portfolio during 2019.
Effective June 1, 2020, we granted a lease concession to the tenant of our Fountains net lease portfolio. The concession allows the tenant to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The amount of the deferred rental payments under the lease concession totaled $3.9 million. As there has not been substantive changes to the original lease or changes in total cash flows, the concession will not be treated as a lease modification and we will continue to recognize lease income and receivables under the original terms of the lease.
Other Revenue
Other revenue is primarily comprised of interest earned on uninvested cash. As a result of lower interest rates and cash balances, other revenue has decreased during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Interest Income on Debt Investments
Interest income on debt investments for the three months ended June 30, 2020 totaling $1.9 million was comparable to interest income on debt investments recognized during three months ended June 30, 2019.
Expenses
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$24,406	$23,223	$1,183	5.1%
ILF properties	21,606	21,413	193	0.9%
Total property operating expenses	$46,012	$44,636	$1,376	3.1%
Overall, on a same store basis, real estate property - operating expenses, increased $1.4 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
The increase in operating expenses is primarily attributable to the actions taken by our operators to protect residents and staff from COVID-19. In particular, operators are paying a premium for labor in many markets, particularly in communities that have been severely impacted by COVID-19. In addition, personal protective equipment continues to be difficult and costly to source during the pandemic. These costs were partially offset by lower repairs and maintenance expenses as operators minimized all non-essential projects across our direct investment operating portfolio.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$4,724	$5,202	$(478)	(9.2)%
ILF properties	8,485	8,946	(461)	(5.2)%
Net lease properties	2,949	3,053	(104)	(3.4)%
Properties sold	—	71	(71)	(100.0)%
Corporate	295	22	273	1,240.9%
Total interest expense	$16,453	$17,294	$(841)	(4.9)%
Interest expense decreased $0.8 million as a result of lower mortgage notes balances during the three months ended June 30, 2020 due to continued principal amortization and loan payoffs, in addition to lower LIBOR, which has reduced interest expense on our floating rate debt. Interest expense continues to be recognized and accrued for borrowings under forbearance agreements.
Transaction Costs
There were no transaction costs incurred for the three months ended June 30, 2020. Transaction costs for the three months ended June 30, 2019 were primarily residual costs incurred for the Rochester operator license transfer.
Asset Management and Other Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management and other fees - related party decreased $0.6 million as a result of the declining estimated net asset value year over year.
General and Administrative Expenses
General and administrative expenses incurred during the three months ended June 30, 2020 were comparable to expenses incurred during the three months ended June 30, 2019. Overall decreases in reimbursements paid to our Advisor for direct operating costs were partially offset by higher indirect allocated expenses.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$5,017	$4,949	$68	1.4%
ILF properties	7,813	7,514	299	4.0%
Net lease properties	3,665	3,499	166	4.7%
Total depreciation and amortization	$16,495	$15,962	$533	3.3%
Depreciation and amortization expense increased $0.5 million, primarily as a result of continued depreciation of newly completed improvements for properties across our direct operating investment portfolios.
Impairment Loss
During the three months ended June 30, 2020, impairment losses were recorded totaling $91.4 million on operating real estate and held for sale investments. Impairment losses recorded during the three months ended June 30, 2020 include the following:
•Winterfell Portfolio. Impairment losses totaled $70.8 million for eight independent living facilities as a result of sustained declines in occupancy and operating margins.
•Aqua Portfolio. Impairment losses totaled $19.9 million for a facility that has experienced sustained poor performance and declines in occupancy and has been significantly impacted by the effects of COVID-19.

•Peregrine Portfolio. Impairment losses totaled $0.7 million to reflect an updated net realizable value for a facility previously designated as held for sale.
During the three months ended June 30, 2019, an impairment loss of $10.1 million was recorded, consisting of $10.0 million recognized for an operating property within the Rochester portfolio with continuing poor performance and sustained declines in occupancy, as well as $0.1 million to reflect an updated estimated fair value for a net lease property within the Peregrine portfolio previously as designated held for sale.
Realized Gain (Loss) on Investments and Other
We did not recognize any realized gains (losses) during the three months ended June 30, 2020. During the three months ended June 30, 2019, realized gains of $5.5 million related to the sale of the properties within the Peregrine portfolio.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019			2020	2019
Portfolio	Equity in Earnings (Losses)		Select Revenues and (Expenses), net(1)		Equity in Earnings, less Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$(3,293)	$(232)	$(3,410)	$(622)	$117	$390	$(273)	(70.0)%	$—	$208
Envoy	—	—	—	(12)	—	12	(12)	(100.0)%	—	38
Griffin-American	(35,999)	(3,433)	(37,573)	(6,229)	1,574	2,796	(1,222)	(43.7)%	—	3,435
Espresso	(365)	(1,771)	(2,752)	(2,217)	2,387	446	1,941	435.2%	—	—
Trilogy	4,928	1,037	(3,625)	(3,329)	8,553	4,366	4,187	95.9%	—	1,451
Subtotal	$(34,729)	$(4,399)	$(47,360)	$(12,409)	$12,631	$8,010	$4,621	57.7%	$—	$5,132
Operator Platform(2)	(34)	(6)	—	—	(34)	(6)	(28)	466.7%	—	—
Total	$(34,763)	$(4,405)	$(47,360)	$(12,409)	$12,597	$8,004	$4,593	57.4%	$—	$5,132
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.
(2)Represents our investment in Solstice.
Our proportionate share of equity in earnings generated by our unconsolidated ventures decreased by $30.4 million, primarily due to real estate impairments recorded by the Griffin-American and Eclipse joint ventures.
Equity in earnings, less select revenues and expenses, increased $4.6 million. Improved performance in the Espresso joint venture, primarily due to lower interest and operating expenses, as well as federal COVID-19 provider relief funds received and recognized by the Trilogy joint venture were the main contributors to the increase for the three months ended June 30, 2020. Declines in operational performance in the Griffin-American and Eclipse joint ventures during the three months ended June 30, 2020 partially offset the increase.
Income Tax Expense
Income tax expense for the three months ended June 30, 2020 was $14,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the three months ended June 30, 2019 was $15,000.

Comparison of the Six Months Ended June 30, 2020 to June 30, 2019 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Property and other revenues
Resident fee income	$63,545	$65,375	$(1,830)	(2.8)%
Rental income	79,195	80,758	(1,563)	(1.9)%
Other revenue	143	1,360	(1,217)	(89.5)%
Total property and other revenues	142,883	147,493	(4,610)	(3.1)%
Interest income
Interest income on debt investments	3,811	3,825	(14)	(0.4)%
Expenses
Real estate properties - operating expenses	91,713	89,854	1,859	2.1%
Interest expense	33,132	34,690	(1,558)	(4.5)%
Transaction costs	7	76	(69)	(90.8)%
Asset management and other fees-related party	8,862	9,989	(1,127)	(11.3)%
General and administrative expenses	5,317	5,403	(86)	(1.6)%
Depreciation and amortization	32,984	38,361	(5,377)	(14.0)%
Impairment loss	91,437	10,146	81,291	801.2%
Total expenses	263,452	188,519	74,933	39.7%
Realized gain (loss) on investments and other	—	5,722	(5,722)	(100.0)%
Equity in earnings (losses) of unconsolidated ventures	(35,756)	(4,629)	(31,127)	672.4%
Income tax expense	(28)	(21)	(7)	33.3%
Net income (loss)	$(152,542)	$(36,129)	$(116,413)	322.2%
Revenues
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store ALF/MCF/CCRC properties (placed in service - 2018 and prior)	$63,545	$65,375	$(1,830)	(2.8)%
On a same store basis, resident fee income decreased $1.8 million primarily as a result of lower occupancy at our ALFs, MCFs and CCRCs and non-recurring income recognized in the Fountains portfolio during the six months ended June 30, 2019.
Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store ILF properties (placed in service - 2018 and prior)	$62,747	$63,759	$(1,012)	(1.6)%
Same store net lease properties (placed in service - 2018 and prior)	16,448	16,401	47	0.3%
Properties sold	—	598	(598)	(100.0)%
Total rental income	$79,195	$80,758	$(1,563)	(1.9)%
Rental income decreased $1.6 million primarily due to overall decreases in occupancy at our ILFs and the sale of two net lease properties within the Peregrine portfolio during 2019.

Effective June 1, 2020, we granted a lease concession to the tenant of our Fountains net lease portfolio. The concession allows the tenant to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The amount of the deferred rental payments under the lease concession totaled $3.9 million. As there has not been substantive changes to the original lease or changes in total cash flows, the concession will not be treated as a lease modification and we will continue to recognize lease income and receivables under the original terms of the lease.
Other Revenue
Other revenue is primarily comprised of interest earned on uninvested cash. As a result of lower interest rates and cash balances, other revenue has decreased during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Interest Income on Debt Investments
Interest income on debt investments for the six months ended June 30, 2020 totaling $3.8 million was comparable to interest income on debt investments recognized during six months ended June 30, 2019.
Expenses
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$48,603	$46,382	$2,221	4.8%
ILF properties	43,097	43,472	(375)	(0.9)%
Net lease properties	13	—	13	NA
Total property operating expenses	$91,713	$89,854	$1,859	2.1%
Overall, on a same store basis, real estate property - operating expenses, increased $1.9 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
The increase in operating expenses is primarily attributable to the actions taken by our operators to protect residents and staff from COVID-19. In particular, operators are paying a premium for labor in many markets, particularly in communities that have been severely impacted by COVID-19. In addition, personal protective equipment continues to be difficult and costly to source during the pandemic. These costs were partially offset by lower repairs and maintenance expenses as operators minimized all non-essential projects across our direct investment operating portfolio.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$9,697	$10,358	$(661)	(6.4)%
ILF properties	17,227	17,830	(603)	(3.4)%
Net lease properties	5,913	6,153	(240)	(3.9)%
Properties sold	—	247	(247)	(100.0)%
Corporate	295	102	193	189.2%
Total interest expense	$33,132	$34,690	$(1,558)	(4.5)%
Interest expense decreased $1.6 million as a result of lower mortgage notes balances during the six months ended June 30, 2020 due to continued principal amortization and loan payoffs, in addition to lower LIBOR, which has reduced interest expense on our floating rate debt. Interest expense continues to be recognized and accrued for borrowings under forbearance agreements.
Transaction Costs
Transaction costs for the six months ended June 30, 2020 were de minimis. Transaction costs for the six months ended June 30, 2019 were primarily residual costs incurred for the Rochester operator license transfer.
Asset Management and Other Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management and other fees - related party decreased $1.1 million as a result of the declining estimated net asset value year over year.
General and Administrative Expenses
General and administrative expenses incurred during the six months ended June 30, 2020 were comparable to expenses incurred during the six months ended June 30, 2019. Overall decreases in reimbursements paid to our Advisor for direct operating costs were partially offset by higher indirect allocated expenses.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$9,993	$9,842	$151	1.5%
ILF properties	15,590	21,456	(5,866)	(27.3)%
Net lease properties	7,401	6,960	441	6.3%
Properties sold	—	103	(103)	(100.0)%
Total depreciation and amortization	$32,984	$38,361	$(5,377)	(14.0)%
Depreciation and amortization expense decreased $5.4 million, primarily as a result of intangible assets becoming fully amortized in the Winterfell and Rochester portfolios in 2019.
Impairment Loss
During the six months ended June 30, 2020, impairment losses were recorded totaling $91.4 million on operating real estate and held for sale investments. Impairment losses recorded during the six months ended June 30, 2020 include the following:
•Winterfell Portfolio. Impairment losses totaled $70.8 million for eight independent living facilities as a result of sustained declines in occupancy and decreased operating margins.
•Aqua Portfolio. Impairment losses totaled $19.9 million for a facility that has experienced sustained poor performance and declines in occupancy and has been significantly impacted by the effects of COVID-19.

•Peregrine Portfolio. Impairment losses totaled $0.7 million to reflect an updated net realizable value for a facility previously as designated as held for sale.
During the six months ended June 30, 2019, an impairment loss of $10.1 million was recorded, consisting of $10.0 million recognized for an operating property within the Rochester portfolio with continuing poor performance and low occupancy, as well as $0.1 million to reflect an updated estimated fair value for a net lease property within the Peregrine portfolio previously designated as held for sale.
Realized Gain (Loss) on Investments and Other
We did not recognize any realized gains (losses) during the six months ended June 30, 2020. During the six months ended June 30, 2019, realized gains of $5.7 million was primarily related to the sale of the properties within the Peregrine portfolio and a Remainder Interest in the Fountains portfolio.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019			2020	2019
Portfolio	Equity in Earnings (Losses)		Select Revenues and (Expenses), net(1)		Equity in Earnings, less Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$(3,492)	$(332)	$(3,918)	$(1,152)	$426	$820	$(394)	(48.0)%	$86	$287
Envoy	—	96	—	(822)	—	918	(918)	(100.0)%	192	4,339
Griffin-American	(38,090)	(4,028)	(42,456)	(9,812)	4,366	5,784	(1,418)	(24.5)%	1,487	4,551
Espresso	(582)	(2,367)	(5,442)	(4,050)	4,860	1,683	3,177	188.8%	—	—
Trilogy	6,456	2,032	(7,352)	(6,657)	13,808	8,689	5,119	58.9%	—	2,902
Subtotal	$(35,708)	$(4,599)	$(59,168)	$(22,493)	$23,460	$17,894	$5,566	31.1%	$1,765	$12,079
Operator Platform(2)	(48)	(30)	—	—	(48)	(30)	(18)	60.0%	—	—
Total	$(35,756)	$(4,629)	$(59,168)	$(22,493)	$23,412	$17,864	$5,548	31.1%	$1,765	$12,079
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.
(2)Represents our investment in Solstice.
Our proportionate share of equity in earnings generated by our unconsolidated ventures decreased by $31.1 million primarily due to real estate impairments recorded by the Griffin-American and Eclipse joint ventures.
Equity in earnings, less select revenues and expenses, increased by $5.5 million. Improved performance in the Espresso joint venture, primarily due to lower interest and operating expenses, as well as federal COVID-19 provider relief funds received and recognized by the Trilogy joint venture were the main contributors to the increase for the six months ended June 30, 2020. Non-recurring earnings recognized by the Envoy joint venture upon the completion of the sale of its remaining operating assets during the three months ended March 31, 2019 and declines in operational performance in the Griffin-American and Eclipse joint ventures during the six months ended June 30, 2020 partially offset the increase.
Income Tax Expense
Income tax expense for the six months ended June 30, 2020 was $28,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the six months ended June 30, 2019 was $21,000.
Liquidity and Capital Resources
Our current principal liquidity needs are to fund: (i) principal and interest payments on our borrowings and other commitments; (ii) operating expenses; and (iii) capital expenditures, development and redevelopment activities, including capital calls in connection with our unconsolidated joint venture investments.
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
Recurring principal amortization has increased over time as interest-only debt service periods for our borrowings expire. Further, we believe we need to continue to invest capital into our properties in order to maintain market position, as well as functional and operating standards, or to add value to our properties.
The emergence of COVID-19 in the United States has and will continue to impact our operating results and liquidity. Prior to the COVID-19 pandemic, our business had been impacted by limited growth in revenues due to stagnant occupancy and rate pressures as well as rising labor and benefits costs, resulting in compressed operating margins. The effects of the COVID-19 pandemic have further amplified the aforementioned issues.
At this time, it is difficult to accurately predict the full extent of the financial impact of the COVID-19 virus our operations, as it depends on the extent and nature of exposure of residents and staff to COVID-19, the availability and timeliness of adequate tests, better access to supplies and the duration of the crisis, among other factors. In response to this uncertainty, we have taken the following actions to preserve liquidity and financial resources:
•Borrowed $35.0 million under our Sponsor Line;
•Suspended all repurchases under our Share Repurchase Program effective April 30, 2020;
•Limited capital expenditures of our operating real estate to life safety and essential projects;
•Effective May 1, 2020, we entered into forbearance agreements to defer up to 90 days of contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Fountains portfolios. The aggregate outstanding principal amount of these borrowings totaled $1.3 billion as of June 30, 2020.
•Effective July 1, 2020, we entered into a forbearance agreement to defer up to 90 days of interest payments and 120 days of principal payments and temporarily waive financial covenants under the mortgage note for a mortgage note payable on a property within our Rochester portfolio. The outstanding principal amount of the mortgage note payable was $19.9 million as of June 30, 2020; and
•We continue to engage with lenders, where necessary, regarding further deferral of payment obligations. In August 2020, the forbearance agreement for the mortgage notes on properties within the Winterfell portfolio was extended for an additional 30 days.
We currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months. As of August 12, 2020, we had approximately $84.3 million of unrestricted cash. For additional information regarding our liquidity needs and capital resources, see below.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties, rental income from our net leased properties and interest from our debt investment, as well as distributions from our investments in unconsolidated ventures. Net cash provided by operating activities was $17.4 million for the six months ended June 30, 2020.
A substantial majority of our properties, or 78.0% of our operating real estate, excluding our unconsolidated ventures and properties designated held for sale, are operating properties whereby we are directly exposed to various operational risks. During the six months ended June 30, 2020, our cash flow from operations continued to be negatively impacted by, among other things, suboptimal occupancy levels, rate pressures, increased labor and benefits costs, as well as rising real estate taxes. Beginning in March 2020, our operations began to be impacted by the COVID-19 pandemic. Occupancy, which is the primary driver of revenues at our properties, has declined, and may continue to decline, as shelter-in-place restrictions limited admissions, tours, inquiries and ultimately move-ins, while the pandemic also increases the risk of resident illness and move-outs. At the same time, operating costs have increased to obtain adequate staffing and personal protective equipment. We expect that these factors will materially impact our revenues, expenses and cash flow generated by the communities of our direct operating investments during the pandemic. As of August 12, 2020, our direct operating investments have not experienced any significant issues collecting rents or other fees from residents as a result of COVID-19.
For our net lease investments, our tenants will be impacted by the same COVID-19 factors discussed above, which has and will continue to affect our tenants’ ability and willingness to pay rent. Numerous state, local, federal and industry-initiated efforts have also affected or may affect landlords and their ability to collect rent and or enforce remedies for the failure to pay rent. As of August 12, 2020, rent collection details for our net lease investments are as follows:

•The tenant of our Peregrine portfolio has failed to remit rental payments in 2020;
•The tenant of our Arbors portfolio, which is currently in lease default as a result of failing to remit rent timely and satisfy other lease conditions, has paid contractual rent through July 2020;
•Effective June 1, 2020, we granted a lease concession to the tenant of our Fountains net lease portfolio. The concession allows the tenant to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The lease concession provides the tenant relief consistent with the debt forbearance received from the lender of the properties in the portfolio. The amount of the deferred rental payments under the lease concession totaled $3.9 million. The tenant of our Fountains portfolio has paid its modified rent through August 2020.
The performance of our tenants in our Arbors portfolio and Fountains net lease portfolio have been significantly and adversely affected by COVID-19 thus far, which has resulted in delays and shortfalls in payment of rent.  Our tenants have applied for and benefited from federal relief assistance, however, the continuing impact of COVID-19 on their ability to pay rent in the future is currently unknown.
In addition, we have significant joint ventures and may not be able to control the timing of distributions, if any, from these investments. As of June 30, 2020, our unconsolidated joint ventures and consolidated joint ventures represented 35.1% and 20.8%, respectively, of our total real estate equity investments, based on cost. Due to uncertainty surrounding COVID-19, our joint ventures, which have been similarly impacted as our direct investments, are likely to suspend or limit distributions to preserve liquidity.
Borrowings
We use asset-level financing as part of our investment strategy and are required to make recurring principal and interest payments on our borrowings. As of June 30, 2020, we had $1.4 billion of consolidated asset-level borrowings outstanding. During the six months ended June 30, 2020, we paid $30.0 million in recurring principal and interest payments on these borrowings.
Although no significant consolidated borrowings mature in 2020 or 2021, $463.8 million of mortgage notes payable secured by the Watermark Fountains net lease and operating portfolios matures in June 2022, which may require capital to be funded if favorable refinancing is not obtained. Our unconsolidated joint ventures also have significant asset level borrowings, which also may require capital to be funded if favorable refinancing is not obtained.
As of June 30, 2020, the operating performance of a property within our Rochester portfolio did not satisfy certain minimum financial coverage ratios required under the contractual terms of its mortgage note, which resulted in a default. Effective July 1, 2020, we entered into a forbearance agreement which temporarily waived financial covenants under the mortgage note. In addition, the tenant for the Arbors portfolio failed to remit rent timely and satisfy other conditions under its lease, which resulted in a default under the tenant’s lease, and in turn, resulted in a default under the mortgage notes collateralized by the properties as of June 30, 2020.
As the impact of COVID-19 continues to influence performance at our healthcare properties, we expect that we will experience additional defaults. As a result, we have entered into forbearance agreements to defer contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Fountains portfolios. The deferred debt service must be repaid over the 12 months following the forbearance period. As of August 12, 2020, deferred debt service, net of operating income cash sweeps required by lenders, totaled $16.5 million, which will increase payments and put pressure on liquidity in future periods.
In August 2020, the forbearance agreement for the mortgage notes on properties within the Winterfell portfolio was extended for an additional 30 days. The forbearance agreements for mortgage notes payable on properties within the Rochester, Arbors, Aqua and Fountains portfolios, which were effective on May 1, 2020, effectively deferring debt service for a 90 day period, expired on August 1, 2020. We have resumed remitting debt service, which has increased as a result of the deferred debt service, on these mortgage notes payable.
We continue to engage with lenders, where necessary, regarding further deferral of payment obligations. However, if COVID-19 continues to impact performance and we are unable to obtain accommodations from our lenders, we may be subject to cash flow sweeps, required to repay outstanding obligations, including penalties, prior to the stated maturity, or potentially have assets foreclosed upon.

In April 2020, we borrowed $35.0 million under our Sponsor Line to improve our liquidity position. The borrowings under our Sponsor Line carry an interest rate of 3.5% plus LIBOR. As of August 12, 2020, the effective interest rate of the Sponsor Line was 3.7%.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of June 30, 2020, our leverage was 61.6% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of June 30, 2020, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 61.2%.
For additional information regarding our borrowings, including principal repayments, timing of maturities and loans currently in default, refer to Note 6, “Borrowings” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
Capital Expenditures, Development and Redevelopment Activities
We are responsible for capital expenditures for our operating properties and, from time to time, may also fund capital expenditures for certain net leased properties. We continue to invest capital into our operating portfolio in order to maintain market position, as well as functional and operating standards. In addition, we will continue to execute on and identify strategic development opportunities for our existing investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide an optimal mix of services, increase operating income, achieve property stabilization and enhance the overall value of our assets. However, there can be no assurance that these initiatives will achieve these intended results.
During the six months ended June 30, 2020, we spent $5.4 million on capital expenditures for our direct investments, however in response to the COVID-19 pandemic, we, in conjunction with our operating partners, have now limited capital expenditures to life safety and essential projects. At this time, it is uncertain when normalized spending on capital expenditures, including strategic development as outlined in our strategy, will resume.
We are also party to certain agreements that contemplate development of healthcare properties funded by us and our joint venture partners. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences under our joint venture governing documents for any such failure to fund.
Realization and Disposition of Investments
We evaluate dispositions of non-core investments to provide an additional source of liquidity. In 2019, we generated total net proceeds, after mortgage and loan repayments, of $26.6 million from dispositions of our direct investments and investments within our unconsolidated ventures. In July 2020, we sold a property in our Peregrine net lease portfolio previously designated as held for sale, generating net proceeds of $0.9 million.
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
Repurchases
We have adopted a Share Repurchase Program effective August 7, 2012, which enables stockholders to sell their shares to us in limited circumstances. In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we only repurchased shares in connection with the death or qualifying disability of a stockholder. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. On April 7, 2020, our board of directors determined to suspend all repurchases under our existing Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity during the COVID-19 pandemic. During the six months ended June 30, 2020, we repurchased 0.3 million shares for an aggregate amount of $2.0 million.
Other Commitments
We expect to continue to make payments to our Advisor, or its affiliates, pursuant to our advisory agreement, as applicable, in connection with the management of our assets and costs incurred by our Advisor in providing services to us. In December 2017, our advisory agreement was amended with changes to the asset management and acquisition fee structure. In June 2020, our advisory agreement was renewed for an additional one-year term commencing on June 30, 2020, with terms identical to those previously in effect, but for the elimination of the disposition fees. On June 22, 2020, our advisory agreement was amended to remove the disposition fees, effective June 30, 2020. Refer to “—Related Party Arrangements” for further information regarding our advisory fees.
Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
Cash flows provided by (used in):	2020	2019	2020 vs. 2019 Change
Operating activities	$17,433	$8,478	$8,955
Investing activities	(3,887)	(15,679)	11,792
Financing activities	24,537	(39,089)	63,626
Net (decrease) increase in cash, cash equivalents and restricted cash	$38,083	$(46,290)	$84,373
Operating Activities
Net cash provided by operating activities totaled $17.4 million for the six months ended June 30, 2020, compared to $8.5 million net cash used in operating activities for the six months ended June 30, 2019. The increase was primarily attributable to lower interest expense incurred, resulting from lower mortgage and other notes payable balances, as well as lower asset management fees incurred and paid during the six months ended June 30, 2019.
Investing Activities
Our cash flows from investing activities are generally used to fund investment improvements and acquisitions, net of any investment dispositions. Net cash used in investing activities was $3.9 million for the six months ended June 30, 2020 compared to $15.7 million for the six months ended June 30, 2019. Cash flows used in investing activities for the six months ended June 30, 2020 were primarily recurring capital expenditures for existing investments. Cash flows used in investing activities for the six months ended June 30, 2019 were primarily a contribution to the Griffin-American joint venture funded in June 2019, partially offset by the net proceeds generated from the Peregrine properties sale and a distribution received from the Envoy joint venture upon the sale of its underlying operating assets.
The following table presents cash used for capital expenditures, excluding our unconsolidated ventures (dollars in thousands):

	Six Months Ended June 30,
Capital Expenditures	2020	2019	2020 vs. 2019 Change
Recurring	$5,362	$8,158	$(2,796)
Recurring capital expenditures have decreased during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as a result of limiting expenditures to life safety and essential projects in response to COVID-19.

Financing Activities
For the six months ended June 30, 2020, our cash flows from financing activities were principally impacted by borrowing $35.0 million under our Sponsor Line, partially offset by our repurchases of common stock and repayments on our mortgage notes payable, which have been reduced as a result of forbearance agreements executed with lenders. Cash flows provided by financing activities was $24.5 million for the six months ended June 30, 2020 compared to cash flows used in financing activities of $39.1 million for the six months ended June 30, 2019. During the six months ended June 30, 2019, the payment of dividends, repurchases of shares under our Share Repurchase Program and the Peregrine portfolio mortgage repayment in May 2019 were the primary drivers of financing cash flows.
Off-Balance Sheet Arrangements
As of June 30, 2020, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
In December 2017, our advisory agreement was amended with changes to the asset management and acquisition fee structure as further described below. In June 2020, our advisory agreement was renewed for an additional one-year term commencing on June 30, 2020, with terms identical to those in effect through June 30, 2020, but for the elimination of the disposition fees. On June 22, 2020, our advisory agreement was amended to remove disposition fees, effective June 30, 2020.
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
Incentive Fee
Our Advisor is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. Our Advisor has not received any incentive fees as of June 30, 2020.

Acquisition Fee
Effective January 1, 2018, our Advisor no longer receives an acquisition fee in connection with our acquisitions of real estate properties or debt investments.
Disposition Fee
For substantial assistance in connection with the sale of investments and based on the services provided, as determined by our independent directors, our Advisor could have received a disposition fee of 2.0% of the contract sales price of each property sold and 1.0% of the contract sales price of each debt investment sold. We did not pay a disposition fee upon the maturity, prepayment, workout, modification or extension of a debt investment unless there was a corresponding fee paid by our borrower, in which case the disposition fee was the lesser of: (i) 1.0% of the principal amount of the debt investment prior to such transaction; or (ii) the amount of the fee paid by our borrower in connection with such transaction. If we took ownership of a property as a result of a workout or foreclosure of a debt investment, we paid a disposition fee upon the sale of such property. A disposition fee from the sale of an investment was generally expensed and included in asset management and other fees - related party in our consolidated statements of operations. A disposition fee for a debt investment incurred in a transaction other than a sale was included in debt investments, net on our consolidated balance sheets and was amortized to interest income over the life of the investment using the effective interest method.
Effective June 30, 2020, our Advisor no longer has the potential to receive a disposition fee in connection with the sale of real estate properties or debt investments.
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to our Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2019	Six Months Ended June 30, 2020			Due to Related Party as of June 30, 2020 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,477	$8,862	$(8,862)	(2)	$1,477
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,303	4,880	(7,213)		1,970
Total		$5,780	$13,742	$(16,075)		$3,447

_______________________________________
(1)We did not incur any disposition fees during the six months ended June 30, 2020, nor were any such fees outstanding as of June 30, 2020.
(2)Includes $5.0 million paid in shares of our common stock.
(3)As of June 30, 2020, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us.
Pursuant to our advisory agreement, for the six months ended June 30, 2020, we issued 0.8 million shares totaling $5.0 million, based on the estimated value per share on the date of each issuance, to an affiliate of our Advisor as part of its asset management fee. As of June 30, 2020, our Advisor, our Sponsor and their affiliates owned a total of 3.9 million shares or $24.4 million of our common stock based on our most recent estimated value per share. As of June 30, 2020, our Advisor, our Sponsor and their affiliates owned 1.7% of the total outstanding shares of our common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who owns 80.0%, and us, who owns 20.0%. For the six months ended June 30, 2020, we recognized property management fee expense of $2.6 million paid to Solstice related to the Winterfell portfolio.
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
Line of Credit - Related Party
In October 2017, we obtained our Sponsor Line for up to $15.0 million at an interest rate of 3.5% plus LIBOR. Our Sponsor Line has an initial one year term, with an extension option of six months. Our Sponsor Line was approved by our board of directors, including all of our independent directors.
In November 2017, the borrowing capacity under our Sponsor Line was increased to $35.0 million. In March 2018, our Sponsor Line maturity date was extended through December 2020 and in May 2019, the maturity date was further extended through December 2021. In July 2020, the maturity date was extended through December 2022.
In April 2020, we borrowed $35.0 million under the Sponsor Line to improve our liquidity position as a result of the COVID-19 pandemic.
Recent Developments
The following is a discussion of material events which have occurred subsequent to June 30, 2020 through the issuance of our consolidated financial statements.

Line of Credit - Related Party
In July 2020, the maturity date of our Sponsor Line was extended through December 2022.
Borrowings
In response to the operational challenges resulting from the COVID-19 pandemic, we entered into a forbearance agreement effective July 1, 2020 to defer up to 90 days of interest and 120 days of contractual principal payments for a mortgage note payable on a property within our Rochester portfolio. The outstanding principal amount of the mortgage note payable was $19.9 million as of June 30, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred, subject to satisfaction of certain conditions.
The forbearance agreements for mortgage notes payable on properties within the Rochester, Arbors, Aqua and Fountains portfolios, which were effective on May 1, 2020, effectively deferring debt service for a 90 day period, expired on August 1, 2020. We have resumed remitting debt service, which has increased as a result of the deferred debt service, on these mortgage notes payable.
In addition, we are in discussions with other lenders, where necessary, regarding further deferrals of payment obligations and extended forbearance periods.
Dispositions
In July 2020, we sold a property in our Peregrine net lease portfolio previously designated as held for sale, generating net proceeds of $0.9 million.
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
We define MFFO in accordance with the concepts established by the IPA, and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. We also adjust MFFO for the non-recurring impact of the non-cash effect of deferred income tax benefits or expenses, as applicable, as such items are not indicative of our operating performance. Similarly, we adjust for the non-cash effect of unrealized gains or losses on unconsolidated ventures. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method. MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s operating performance. The IPA’s definition of MFFO excludes from FFO the following items:
•acquisition fees and expenses;
•non-cash amounts related to straight-line rent and the amortization of above or below market and in-place intangible lease assets and liabilities (which are adjusted in order to reflect such payments from an accrual basis of accounting under U.S. GAAP to a cash basis of accounting);
•amortization of a premium and accretion of a discount on debt investments;
•non-recurring impairment of real estate-related investments that meet the specified criteria identified in the rules and regulations of the SEC;
•realized gains (losses) from the early extinguishment of debt;
•realized gains (losses) on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our business;
•unrealized gains (losses) from fair value adjustments on real estate securities, including CMBS and other securities, interest rate swaps and other derivatives not deemed hedges and foreign exchange holdings;
•unrealized gains (losses) from the consolidation from, or deconsolidation to, equity accounting;
•adjustments related to contingent purchase price obligations; and
•adjustments for consolidated and unconsolidated partnerships and joint ventures calculated to reflect MFFO on the same basis as above.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(139,281)	$(17,146)	$(151,762)	$(35,763)
Adjustments:
Depreciation and amortization	16,495	15,962	32,984	38,361
Impairment losses of depreciable real estate	91,437	10,146	91,437	10,146
Depreciation and amortization related to unconsolidated ventures	8,119	7,957	16,306	15,860
Depreciation and amortization related to non-controlling interests	(163)	(157)	(324)	(313)
Impairment loss on real estate related to non-controlling interests	(597)	(300)	(597)	(300)
Realized (gain) loss from sales of property	—	(6,104)	—	(6,104)
Realized (gain) loss from sales of property related to unconsolidated ventures	—	1	—	(85)
Impairment losses of depreciable real estate held by unconsolidated ventures	37,017	515	37,379	515
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$13,027	$10,874	$25,423	$22,317
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$13,027	$10,874	$25,423	$22,317
Adjustments:
Acquisition fees and transaction costs	—	38	7	76
Straight-line rental (income) loss	59	(239)	70	(428)
Amortization of premiums, discounts and fees on investments and borrowings	1,238	1,200	2,476	2,438
Adjustments related to unconsolidated ventures(1)	2,224	3,936	5,483	6,203
Adjustments related to non-controlling interests	(12)	(11)	(24)	(15)
Realized (gain) loss on investments and other	—	619	—	382
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$16,536	$16,417	$33,435	$30,973
_______________________________________
(1)Primarily represents our proportionate share of liability extinguishment gains, loan loss reserves, transaction costs and amortization of above/below market debt adjustments, debt extinguishment losses and deferred financing costs, incurred through our investments in unconsolidated ventures.
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

The following table presents distributions declared (dollars in thousands):

	Six Months Ended		Year Ended
	June 30, 2020		December 31, 2019
Distributions(1)
Cash	$—		$2,991
DRP	—		2,422
Total	$—		$5,413

Sources of Distributions(1)
FFO(2)	$—	—%	$5,413	100%
Offering proceeds - Other	—	—%	—	—%
Total	$—	—%	$5,413	100%

Cash Flow Provided by (Used in) Operations	$17,433		$25,298
_______________________________________
(1)Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
(2)From inception of our first investment on April 5, 2013 through June 30, 2020, we declared $433.8 million in distributions. Cumulative FFO for the period from April 5, 2013 through June 30, 2020 was $117.8 million.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of June 30, 2020, 14.0% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. As of June 30, 2020, floating rate liabilities outstanding related to mortgage notes payable of our direct operating investments and our line of credit from a related party.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of June 30, 2020, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $2.1 million annually. We did not have any floating rate real estate debt investments as of June 30, 2020.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of June 30, 2020, we had one fixed-rate debt investment with a carrying value of $54.9 million.
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
As of June 30, 2020, one borrower, a subsidiary of the Espresso joint venture, accounted for 100.0% of the aggregate principal amount of our debt investments and 100.0% of our interest income for the six months ended June 30, 2020. We continue to assess the collectability of principal and interest and monitor the status of the sub-portfolios and senior lenders within the joint venture. The debt investment matures in January 2021 and if the borrower is not able to refinance with another lender or otherwise repay the principal amount at its stated maturity, we may have to negotiate modifications to the loan agreement, which may delay our ability to realize liquidity from this investment.
Risk Concentration
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

				Six Months Ended June 30, 2020
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$73,675	51.6%
Solstice Senior Living	(3)	32	4,000	51,199	35.8%
Avamere Health Services		5	453	9,054	6.3%
Arcadia Management		4	572	5,308	3.7%
Integral Senior Living	(3)	3	162	3,506	2.5%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	141	0.1%
Total		75	10,515	$142,883	100.0%
_______________________________________
(1)Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.
(2)Includes rental income received from our net lease properties, as well as rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from our ALFs, MCFs and CCRCs, which includes resident room and care charges, ancillary fees and other resident service charges.
(3)Solstice is a joint venture of which affiliates of ISL own 80%.
(4)Tenant has failed to remit rental payments during the six months ended June 30, 2020. Properties and unit counts exclude one property held for sale. The property was sold in the third quarter of 2020.
(5)Consists primarily of interest income earned on corporate-level cash accounts.

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
We anticipate that the COVID-19 pandemic and measures to prevent its spread will continue to materially and adversely impact our business. Our revenue depends significantly on occupancy levels at our properties. Occupancy has declined and is expected to continue to decline during the pendency of the pandemic as shelter-in-place restrictions and restrictions on admissions have dramatically limited inquiries and tours and caused a significant reduction in move-ins. At the same time, the pandemic raises the risk of resident illness and move-outs at our properties. In addition, we have incurred additional operating costs to obtain adequate staffing and personal protective equipment. We do not know to what extent, if any, federal relief programs may alleviate these concerns. For our direct operating investments, we expect that these factors will continue to directly impact our revenues, operating income and cash flow generated by operations during the pandemic.
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
Declines in performance at our properties may result in defaults under our borrowings, including in some cases insufficient cash flow generated by operations to support current debt service on our borrowings. Any defaults will negatively impact our liquidity and may increase our risk of loss associated with our properties.  We have entered into forbearance agreements suspending debt service payments for borrowings on properties within our Aqua, Rochester, Arbors, Winterfell and Fountains portfolios.  The aggregate outstanding principal amount of these borrowings totaled $1.3 billion as of June 30, 2020. Pursuant to these forbearance agreements, we are required to repay deferred debt service within 12 months following the end of the forbearance period, and our ability to do so may depend upon the extent and severity of the impact of COVID-19 on our properties.
We continue to engage with lenders, where necessary, regarding further deferral of payment obligations. However, if COVID-19 continues to impact performance and we are unable to obtain accommodations from our lenders, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, or potentially have assets foreclosed upon.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. For the six months ended June 30, 2020, we have not declared any distributions. For the year ended December 31, 2019, we declared distributions of $5.4 million compared to cash provided by operating activities of $25.3 million. For the declared distributions during the year ended December 31, 2019, $5.4 million, or 100.0%, of the distributions declared were paid using cash from operations.
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
For the six months ended June 30, 2020, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	—	—
February 1 to February 28	319,700	$6.25	319,700	(1)
March 1 to March 31	—	—	—
April 1 to April 30	—	—	—
May 1 to May 31	—	—	—
June 1 to June 30	—	—	—
Total	319,700		319,700
_______________________________________
(1)In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we only repurchased shares in connection with the death or qualifying disability of a stockholder at a price equal to the lesser of the price paid for the shares, as adjusted for any stock dividends, combinations, splits, recapitalizations or any similar transactions, or the most recently published estimated value per share.
Unregistered Sales of Equity Securities
On April 30, 2020, May 29, 2020 and June 30, 2020, we issued 133,333 shares of common stock at $6.25 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
On June 19, 2020, we granted  9,600 shares of restricted common stock at $6.25 per share to each of our independent directors for an aggregate of 28,800 shares of restricted common stock, pursuant to our independent directors’ compensation plan. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
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
10.1
Amendment No. 2 to Advisory Agreement dated as of June 22, 2020 by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP, CNI NSHC Advisors, LLC and Colony Capital, Inc. (f/k/a Colony NorthStar, Inc.) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 23, 2020 and incorporated herein by reference)

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

NorthStar Healthcare Income, Inc.
Date:	August 13, 2020	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer