Form 10-Q
period 2020-09-30
NorthStar Healthcare Income, Inc.
filed 2020-11-13
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
The Company has one class of common stock, $0.01 par value per share, 190,153,995 shares outstanding as of November 12, 2020.

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

PART I Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$72,305	$41,884
Restricted cash	26,504	16,936
Operating real estate, net	1,571,696	1,700,218
Investments in unconsolidated ventures	230,257	268,894
Real estate debt investments, net	55,038	55,468
Assets held for sale	—	1,649
Receivables, net	15,650	13,314
Deferred costs and intangible assets, net	26,951	28,355
Other assets	9,561	14,489
Total assets(1)	$2,007,962	$2,141,207

Liabilities
Mortgage and other notes payable, net	$1,421,453	$1,431,922
Line of credit - related party	35,000	—
Due to related party	3,884	5,780
Escrow deposits payable	4,429	3,292
Accounts payable and accrued expenses	37,025	28,135
Other liabilities	4,124	4,574
Total liabilities(1)	1,505,915	1,473,703
Commitments and contingencies (Note 13)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 190,020,662 and 189,111,561 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,900	1,891
Additional paid-in capital	1,707,876	1,702,260
Retained earnings (accumulated deficit)	(1,211,046)	(1,041,297)
Accumulated other comprehensive income (loss)	(869)	(470)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	497,861	662,384
Non-controlling interests	4,186	5,120
Total equity	502,047	667,504
Total liabilities and equity	$2,007,962	$2,141,207
_______________________________________
(1)Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of September 30, 2020, the Operating Partnership includes $0.6 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Property and other revenues
Resident fee income	$28,006	$32,283	$90,033	$97,658
Rental income	39,114	40,410	118,309	121,168
Other revenue	635	85	1,612	1,445
Total property and other revenues	67,755	72,778	209,954	220,271
Interest income
Interest income on debt investments	1,927	1,946	5,738	5,771
Expenses
Real estate properties - operating expenses	46,501	45,359	137,530	135,213
Interest expense	16,459	17,218	49,591	51,908
Transaction costs	—	29	7	105
Asset management and other fees - related party	4,431	4,994	13,293	14,983
General and administrative expenses	3,446	2,807	8,763	8,210
Depreciation and amortization	15,945	16,164	48,929	54,525
Impairment loss	—	—	91,437	10,146
Total expenses	86,782	86,571	349,550	275,090
Other income (loss)
Realized gain (loss) on investments and other	—	204	—	5,926
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(17,100)	(11,643)	(133,858)	(43,122)
Equity in earnings (losses) of unconsolidated ventures	(1,043)	(3,037)	(36,799)	(7,666)
Income tax expense	(15)	(17)	(43)	(38)
Net income (loss)	(18,158)	(14,697)	(170,700)	(50,826)
Net (income) loss attributable to non-controlling interests	171	73	951	439
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(17,987)	$(14,624)	$(169,749)	$(50,387)
Net income (loss) per share of common stock, basic/diluted	$(0.09)	$(0.08)	$(0.90)	$(0.27)
Weighted average number of shares of common stock outstanding, basic/diluted	189,756,911	189,094,572	189,378,629	189,061,291
Distributions declared per share of common stock	$—	$—	$—	$0.03

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(18,158)	$(14,697)	$(170,700)	$(50,826)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	459	786	(399)	(88)
Total other comprehensive income (loss)	459	786	(399)	(88)
Comprehensive income (loss)	(17,699)	(13,911)	(171,099)	(50,914)
Comprehensive (income) loss attributable to non-controlling interests	171	73	951	439
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(17,528)	$(13,838)	$(170,148)	$(50,475)

Refer to accompanying notes to consolidated financial statements (unaudited).

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

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	189,111	$1,891	$1,702,260	$(1,041,297)	$(470)	$662,384	$5,120	$667,504
Share-based payment of advisor asset management fees	400	4	2,496	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	38	—	—	38	—	38
Non-controlling interests - contributions	—	—	—	—	—	—	86	86
Non-controlling interests - distributions	—	—	—	—	—	—	(85)	(85)
Shares redeemed for cash	(320)	(3)	(1,995)	—	—	(1,998)	—	(1,998)
Other comprehensive income (loss)	—	—	—	—	(1,044)	(1,044)	—	(1,044)
Net income (loss)	—	—	—	(12,481)	—	(12,481)	(66)	(12,547)
Balance as of March 31, 2020 (Unaudited)	189,191	$1,892	$1,702,799	$(1,053,778)	$(1,514)	$649,399	$5,055	$654,454
Share-based payment of advisor asset management fees	400	4	2,496	—	—	2,500	—	2,500
Issuance and amortization of equity-based compensation	29	—	39	—	—	39	—	39
Non-controlling interests - contributions	—	—	—	—	—	—	7	7
Non-controlling interests - distributions	—	—	—	—	—	—	(54)	(54)
Other comprehensive income (loss)	—	—	—	—	186	186	—	186
Net income (loss)	—	—	—	(139,281)	—	(139,281)	(714)	(139,995)
Balance as of June 30, 2020 (Unaudited)	189,620	$1,896	$1,705,334	$(1,193,059)	$(1,328)	$512,843	$4,294	$517,137
Share-based payment of advisor asset management fees	400	4	2,496	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	46	—	—	46	—	46
Non-controlling interests - contributions	—	—	—	—	—	—	75	75
Non-controlling interests - distributions	—	—	—	—	—	—	(12)	(12)
Other comprehensive income (loss)	—	—	—	—	459	459	—	459
Net income (loss)	—	—	—	(17,987)	—	(17,987)	(171)	(18,158)
Balance as of September 30, 2020 (Unaudited)	190,020	$1,900	$1,707,876	$(1,211,046)	$(869)	$497,861	$4,186	$502,047

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(170,700)	$(50,826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	36,799	7,666
Depreciation and amortization	48,929	54,525
Impairment loss	91,437	10,146
Capitalized interest for mortgage and other notes payable	222	193
Amortization of below market debt	2,311	2,253
Straight-line rental income, net and amortization of lease inducements	224	(478)
Amortization of discount/accretion of premium on investments	(92)	(83)
Amortization of deferred financing costs	1,416	1,367
Amortization of equity-based compensation	123	136
Realized (gain) loss on investments and other	—	(5,926)
Allowance for uncollectible accounts	1,803	595
Issuance of common stock as payment for asset management fees	7,500	7,500
Changes in assets and liabilities:
Receivables	(4,363)	(790)
Other assets	4,961	(644)
Due to related party	(1,896)	(1,330)
Escrow deposits payable	1,137	1,739
Accounts payable and accrued expenses	8,274	(5,257)
Other liabilities	(105)	(743)
Net cash provided by operating activities	27,980	20,043
Cash flows from investing activities:
Capital expenditures for operating real estate	(8,990)	(14,644)
Sale of operating real estate	927	19,618
Investment in unconsolidated ventures	—	(39,801)
Distributions from unconsolidated ventures	1,963	16,846
Other assets	(35)	934
Net cash (used in) investing activities	(6,135)	(17,047)
Cash flows from financing activities:
Borrowings from mortgage notes	—	12,800
Repayment of mortgage notes	(14,418)	(45,868)
Borrowings from line of credit - related party	35,000	—
Payment of deferred financing costs	—	(708)
Payments under finance leases	(457)	(424)
Shares redeemed for cash	(1,998)	(7,416)
Distributions paid on common stock	—	(10,813)
Proceeds from distribution reinvestment plan	—	4,876
Contributions from non-controlling interests	168	430
Distributions to non-controlling interests	(151)	(213)
Net cash provided by (used in) financing activities	18,144	(47,336)
Net increase (decrease) in cash, cash equivalents and restricted cash	39,989	(44,340)
Cash, cash equivalents and restricted cash-beginning of period	58,820	94,508
Cash, cash equivalents and restricted cash-end of period	$98,809	$50,168

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$616	$835
Assets acquired under finance leases	112	—

Refer to accompanying notes to consolidated financial statements (unaudited).

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of September 30, 2020 and December 31, 2019. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of September 30, 2020, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company completed its initial public offering (the “Initial Offering”) on February 2, 2015 by raising gross proceeds of $1.1 billion, including 108.6 million shares issued in its initial primary offering (the “Initial Primary Offering”) and 2.0 million shares issued pursuant to its distribution reinvestment plan (the “DRP”). In addition, the Company completed its follow-on offering (the “Follow-On Offering”) on January 19, 2016 by raising gross proceeds of $700.0 million, including 64.9 million shares issued in its follow-on primary offering (the “Follow-on Primary Offering”) and 4.2 million shares issued pursuant to the DRP. The Company refers to its Initial Primary Offering and its Follow-on Primary Offering collectively as the “Primary Offering” and its Initial Offering and Follow-On Offering collectively as the “Offering.” In December 2015, the Company registered an additional 30.0 million shares to be offered pursuant to the DRP. From inception through September 30, 2020, the Company raised total gross proceeds of $2.0 billion, including $232.6 million in DRP proceeds.
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
Impact of COVID-19
At the time of preparation of the third quarter 2020 financial statements, the world is continuing to face a global pandemic, the coronavirus 2019 (“COVID-19”). Efforts to address the pandemic continue to significantly impact economic and financial markets globally and across all facets of industries, including real estate. Specifically, the Company's healthcare real estate

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
business and investments have experienced a myriad of challenges, including, but not limited to, declines in resident occupancy and operating cash flows, increases in cost burden faced by operators, lease concessions sought by tenants, and a stressed market affecting real estate values in general. Most of these COVID-19 effects on the Company's business significantly impacted results of operations beginning with the three months ended June 30, 2020, and continuing through the three months ended September 30, 2020. At this time, the Company anticipates these pronounced and significant effects to be sustained and continue in future periods. While the Company itself has the ability to meet its near term liquidity needs, general market concerns over credit and liquidity continue to permeate in an economic downturn environment. The effects of COVID-19 may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
If a general economic downturn resulting from efforts to contain COVID-19 persists over an extended period of time, this could have a prolonged negative impact on the Company's financial condition and results of operations. At this time, as the extent and duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult for the Company to assess and estimate the impact on the Company's results of operations with any meaningful precision. Accordingly, any estimates of the effects of COVID-19 as reflected and or discussed in these financial statements are based upon the Company's best estimates using information known to the Company as of the date of this Quarterly Report on Form 10-Q, and such estimates may change, the effects of which could be material. The Company will continue to monitor the progression of COVID-19 and reassess its effects on the Company’s results of operations and recoverability in value across its assets as conditions change.
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
Reclassifications
Certain prior period amounts have been reclassified on the consolidated statements of cash flows from the supplemental disclosure of non-cash investing and financing activities to adjustments to reconcile net income (loss) to net cash provided by operating activities to conform to current period presentation. Further, federal COVID-19 provider relief funds, which totaled $0.8 million for the three months ended June 30, 2020 and presented as resident fee income have been reclassified to other revenue on the consolidated statements of operations during the three months ended September 30, 2020.
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
As of September 30, 2020, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of September 30, 2020 is $553.2 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of September 30, 2020 is $460.5 million, collateralized by the real estate assets of the related consolidated VIEs.
Unconsolidated VIEs
As of September 30, 2020, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $230.3 million. The Company’s maximum exposure to loss as of September 30, 2020 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of September 30, 2020. The Company did not provide financial support to its unconsolidated VIEs during the nine months ended September 30, 2020. As of September 30, 2020, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	September 30, 2020 (Unaudited)	December 31, 2019
Cash and cash equivalents	$72,305	$41,884
Restricted cash	26,504	16,936
Total cash, cash equivalents and restricted cash	$98,809	$58,820
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
Construction costs incurred in connection with the Company’s investments are capitalized and included in operating real estate, net on the consolidated balance sheets. Construction in progress is not depreciated until the asset is available for its intended use.
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment totaling $3.5 million, which is included in furniture, fixtures, and equipment within operating real estate, net on the Company’s consolidated balance sheets. The leased equipment is amortized on a straight-line basis. For the nine months ended September 30, 2020 and 2019, payments for finance leases totaled $0.5 million, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

October 1 to December 31, 2020	$174
Years Ending December 31:
2021	670
2022	577
2023	155
2024	59
Thereafter	26
Total minimum lease payments	$1,661
Less: Amount representing interest	$(135)
Present value of minimum lease payments	$1,526
The weighted average interest rate related to the finance lease obligations is 6.2% with a weighted average lease term of 2.6 years.
As of September 30, 2020, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
Assets Held For Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by U.S. GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of September 30, 2020, the Company did not have any assets classified as held for sale. As of December 31, 2019, the Company classified one operating real estate property within the Peregrine portfolio as held for sale, which was sold during the three months ended September 30, 2020.
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
Identified Intangibles
The Company records acquired identified intangibles, such as the value of in-place leases, goodwill and other intangibles, based on estimated fair value at the acquisition date. The value allocated to the identified intangibles is amortized over the remaining lease term. In-place leases are amortized into depreciation and amortization expense.
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
The Company considered whether changes in the current economic environment as a result of the COVID-19 pandemic and the impact thereof on the Company’s healthcare real estate business represent indicators of potential impairment to goodwill. As COVID-19 has resulted in limited admissions at the Company’s properties, which have decreased resident fee income, and increased cost burdens and operating expenses, the Company has determined the impact of COVID-19 to be a potential indicator of impairment to goodwill during the three months ended June 30, 2020 and September 30, 2020, respectively.
Accordingly, the Company performed an impairment test for goodwill as of June 30, 2020 and September 30, 2020 and has concluded that the fair value of its goodwill reporting unit remains greater than its carrying value and has not recorded impairment to goodwill during the nine months ended September 30, 2020. The Company utilized future net cash flows expected to be generated by the properties in discounted cash flow analysis using terminal capitalization rates ranging from 6.50% to 7.75% and discount rates ranging from 7.75% to 9.25%.
For the goodwill impairment tests performed as of June 30, 2020 and September 30, 2020, respectively, the Company concluded that the fair value of the goodwill reporting unit was less than 5% in excess of its carrying value. If a general economic downturn resulting from efforts to contain COVID-19 persists over an extended period of time, this could have a prolonged negative impact on the performance of the Company's operating real estate. At this time, as the extent and duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult for the Company to assess and estimate the impact with any meaningful precision.
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents deferred costs and intangible assets, net (dollars in thousands):

	September 30, 2020 (Unaudited)	December 31, 2019
Deferred costs and intangible assets, net:
In-place lease value, net	$5,086	$6,437
Goodwill	21,387	21,387
Certificate of need intangible assets	380	380
Subtotal intangible assets	26,853	28,204
Deferred costs, net	98	151
Total	$26,951	$28,355
The Company recorded $1.4 million and $7.8 million of amortization expense for in-place leases and deferred costs for the nine months ended September 30, 2020 and 2019, respectively.
In-place lease value, net includes a gross asset amount of $130.0 million for in-place leases related to the Company’s direct investment - net lease properties, of which $125.0 million has been amortized as of September 30, 2020. All other in-place leases related to the Company’s direct investment - operating properties have been fully amortized as of September 30, 2020.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents future amortization of in-place lease value and deferred costs (dollars in thousands):

October 1 to December 31, 2020	$468
Years Ending December 31:
2021	1,871
2022	593
2023	337
2024	337
Thereafter	1,578
Total	$5,184
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the nine months ended September 30, 2020, the Company did not incur any acquisition fees or expenses to the Advisor or third parties. The Company records as an expense for certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets (dollars in thousands):

	September 30, 2020 (Unaudited)	December 31, 2019
Other assets:
Healthcare facility regulatory reserve deposit(1)	$—	$6,000
Remainder interest in condominium units(2)	2,327	2,327
Prepaid expenses	4,547	3,841
Lease / rent inducements, net	2,065	1,636
Utility deposits	314	317
Other	308	368
Total	$9,561	$14,489
_______________________________________
(1)As of September 30, 2020, the Company is in possession of the regulatory reserve deposit and, accordingly, the amount totaling $6.0 million has been reclassified to restricted cash.
(2)Represents future interests in property subject to life estates.
Revenue Recognition
Operating Real Estate
Rental income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators, including rent received from the Company’s net lease properties and rent, ancillary service fees and other related revenue earned from ILF residents. Rental revenue recognition commences when the tenant takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. ILF resident agreements are generally short-term in nature and may allow for termination with 30 days’ notice. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in receivables, net on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease.
The Company also generates operating income from operating healthcare properties. Revenue related to operating healthcare properties includes resident room and care charges, ancillary fees and other resident service charges. Rent is charged and

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
revenue is recognized when such services are provided, generally defined per the resident agreement as of the date upon which a resident occupies a room or uses the services. Resident agreements are generally short-term in nature and may allow for termination with 30 days’ notice. Income derived from our ALFs, MCFs and CCRCs is recorded in resident fee income in the consolidated statements of operations.
Lease income from tenants, operators, residents is recognized at lease commencement only to the extent collection is expected to be probable in consideration of tenants’, operators’, residents’ creditworthiness. This assessment is based on several qualitative and quantitative factors, including and as appropriate, the payment history, ability to satisfy its lease obligations, the value of the underlying collateral or deposit, if any, and current economic conditions. If collection is assessed to not be probable thereafter, lease income recognized is limited to lease payments collected, with the reversal of any income recognized to date in excess of amounts received. If collection is subsequently reassessed to be probable, lease income is adjusted to reflect the amount of income that would have been recognized had collection always been assessed as probable. For the nine months ended September 30, 2020, the tenant of the Peregrine portfolio failed to remit rental payments and accordingly no rental income was recognized. Further, the Company continues to monitor the tenant for the Arbors portfolio, which is currently in lease default as a result of failing to remit rent timely and satisfy other conditions under its lease. As of September 30, 2020, the Company expects rent collection to be probable for the Arbors portfolio.
For the three months ended September 30, 2020 and 2019, total property and other revenues includes variable lease revenues of $2.6 million and $4.2 million, respectively. For the nine months ended September 30, 2020 and 2019, total property and other revenues includes variable lease revenues of $10.9 million and $12.3 million, respectively. Variable lease income includes ancillary services provided to tenant/residents, as well as non-recurring services and fees at the Company’s operating facilities. In addition, total property and other revenues includes federal COVID-19 provider relief funds received by the Company’s operating facilities, totaling $0.6 million and $1.4 million for the three and nine months ended September 30, 2020, respectively.
Lease Concessions Related to COVID-19
As a result of the COVID-19 crisis, the Company continues to engage with affected tenants on a case-by-case basis to evaluate and respond to the current environment and assess the potential for flexible payment terms. For lease concessions resulting directly from the impact of COVID-19 that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee, for example, where total payments required by the modified contract will be substantially the same as or less than the original contract, the Company made a policy election to account for the concessions as though the enforceable rights and obligations for those concessions existed in the lease contracts, under a relief provided by the Financial Accounting Standards Board (“FASB”). Under the relief, the concessions will not be treated as lease modifications that are accounted for over the remaining term of the respective leases, as the Company believes this would not accurately reflect the temporary economic effect of the concessions. Instead, (i) rent deferrals that meet the criteria will be treated as if no changes were made to the lease contract, with continued recognition of lease income and receivable under the original terms of the contract; and (ii) rent forgiveness that meets the criteria will be accounted for as variable lease payments in the affected periods.
Effective June 1, 2020, the Company granted a lease concession to the tenant of its Fountains net lease portfolio. The concession allowed the tenant to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The lease concession provided the tenant relief consistent with the debt forbearance received from the lender of the properties in the portfolio. The amount of the deferred rental payments under the lease concession totaled $3.9 million. The lease concession period ended on August 31, 2020 and the tenant has resumed remitting contractual rent payments, including amounts related to deferred rent granted under the lease concession. As there has not been substantive changes to the original lease or changes in total cash flows, the concession will not be treated as a lease modification and the Company will continue to recognize lease income and receivables under the original terms of the lease.
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
During the nine months ended September 30, 2020, the Company recorded impairment losses totaling $91.4 million on its operating real estate and held for sale investments. Impairment losses recorded during the nine months ended September 30, 2020 include the following:
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
During the nine months ended September 30, 2020, the Company did not impair any of its investments in unconsolidated ventures, however, the underlying joint ventures have recorded impairments and reserves on properties in their respective portfolios, which the Company has recognized through equity in earnings (losses), of which the Company’s proportionate share

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
totaled $37.8 million. Significant impairment losses recorded by the underlying joint ventures during the nine months ended September 30, 2020 include the following:
•Griffin-American Portfolio. The Company’s proportionate share of impairment losses totaled $34.1 million. Operating real estate impairment resulted from shortened holding period assumptions and lower projected future cash flows and market values as a result of the economic effects of COVID-19.
•Eclipse Portfolio. The Company’s proportionate share of impairment losses totaled $3.1 million. Operating real estate impairment resulted from lower projected future market values as a result of the economic effects of COVID-19.
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
As of September 30, 2020, the Company has not recorded an allowance for credit losses on its Financial Assets. Refer to Note 5, “Real Estate Debt Investments” for additional information regarding the carrying value of the Company’s real estate debt investment.
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
As of September 30, 2020 and December 31, 2019, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which are reflected as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations.

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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheets date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of September 30, 2020 totaled $20.2 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which provides for a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The effects of the tax rate change did not have a material impact on the Company’s existing deferred tax balances.
The Company recorded an income tax expense of approximately $15,000 and $43,000 for the three and nine months ended September 30, 2020, respectively. The Company recorded an income tax expense of approximately $17,000 and $38,000 for the three and nine months ended September 30, 2019, respectively.

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
Reference Rate Reform—In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance in Topic 848 is optional, the election of which provides temporary relief for the accounting effects on contracts, hedging relationships and other transactions impacted by the transition from interbank offered rates (such as London Interbank Offered Rate (“LIBOR”)) that are expected to be discontinued by the end of 2021 to alternative reference rates (such as Secured Overnight Financing Rate). Modification of contractual terms to effect the reference rate reform transition on debt, leases, derivatives and other contracts is eligible for relief from modification accounting and accounted for as a continuation of the existing contract. Topic 848 is effective upon issuance through December 31, 2022, and may be applied retrospectively to January 1, 2020. The Company may elect practical expedients or exceptions as applicable over time as reference rate reform activities occur.
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	September 30, 2020 (Unaudited)	December 31, 2019
Land	$236,036	$236,036
Land improvements	23,700	23,287
Buildings and improvements	1,466,252	1,551,113
Tenant improvements	16,041	14,642
Construction in progress	1,593	4,956
Furniture, fixtures and equipment	106,408	100,998
Subtotal	$1,850,030	$1,931,032
Less: Accumulated depreciation	(278,334)	(230,814)
Operating real estate, net	$1,571,696	$1,700,218
For the three and nine months ended September 30, 2020 depreciation expense was $15.5 million and $47.5 million, respectively. For the three and nine months ended September 30, 2019, depreciation expense was $15.7 million and $46.8 million, respectively.
Within the table above, buildings and improvements have been reduced by impairment totaling $148.7 million and $58.0 million as of September 30, 2020 and December 31, 2019, respectively. Impairment loss, as presented on the consolidated statements of operations, totaled $91.4 million and $10.1 million for the nine months ended September 30, 2020 and 2019, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
Net lease rental properties owned as of September 30, 2020 have current lease expirations ranging from 2022 to 2029, with certain tenant renewal rights. These net lease arrangements require the tenant to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the tenants pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value
Portfolio	Acquisition Date	Ownership	September 30, 2020 (Unaudited)	December 31, 2019(1)
Eclipse	May-2014	5.6%	$5,715	$9,483
Envoy(2)	Sep-2014	11.4%	9	399
Griffin-American	Dec-2014	14.3%	85,807	125,597
Espresso(3)	Jul-2015	36.7%	—	—
Trilogy(4)	Dec-2015	23.2%	138,726	133,361
Subtotal			$230,257	$268,840
Operator Platform(5)	Jul-2017	20.0%	—	54
Total			$230,257	$268,894
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
(5)Represents investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%. As a result of losses recorded by the joint venture, the Company’s carrying value of its Solstice unconsolidated investment was reduced to zero in the third quarter of 2020.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
Portfolio	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distribution	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distribution
Eclipse	$(191)	$(463)	$—	$1,090	$750	$2,286
Envoy	—	—	198	—	—	—
Griffin-American	185	(2,273)	—	(3,626)	(6,234)	1,030
Espresso	60	(2,814)	—	(667)	(2,274)	—
Trilogy	(1,091)	(3,052)	—	156	(3,776)	1,451
Subtotal	$(1,037)	$(8,602)	$198	$(3,047)	$(11,534)	$4,767
Operator Platform(2)	(6)	—	—	10	—	—
Total	$(1,043)	$(8,602)	$198	$(3,037)	$(11,534)	$4,767
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
(2)Represents the Company’s investment in Solstice. During the three months ended September 30, 2020, the Company's unconsolidated investment in Solstice was reduced to zero. The Company did not recognize its proportionate share of losses from the joint venture totaling approximately $20,000.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
Portfolio	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions
Eclipse	$(3,683)	$(4,381)	$86	$758	$(402)	$2,573
Envoy	—	—	390	96	(822)	4,339	(4)
Griffin-American	(37,905)	(44,729)	1,487	(7,654)	(16,046)	5,581
Espresso	(522)	(8,256)	—	(3,034)	(6,324)	—
Trilogy(2)	5,365	(10,404)	—	2,188	(10,433)	4,353
Subtotal	$(36,745)	$(67,770)	$1,963	$(7,646)	$(34,027)	$16,846
Operator Platform(3)	(54)	—	—	(20)	—	—
Total	$(36,799)	$(67,770)	$1,963	$(7,666)	$(34,027)	$16,846
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
(2)For the nine months ended September 30, 2020 included in equity in earnings for the Trilogy joint venture is revenue recognized for federal COVID-19 provider relief funds totaling $30.7 million, of which the Company’s proportionate share totaled $7.1 million.
(3)Represents the Company’s investment in Solstice. During the three months ended September 30, 2020, the Company's unconsolidated investment in Solstice was reduced to zero. The Company did not recognize its proportionate share of losses from the joint venture totaling approximately $20,000.
(4)In March 2019, the Envoy joint venture completed the sale of its remaining 11 properties for a sales price of $118.0 million, which generated net proceeds to the Company totaling $4.3 million.
Summarized Financial Data
The combined balance sheets as of September 30, 2020 and December 31, 2019 and combined statements of operations for the three and nine months ended September 30, 2020 and 2019, for the Company’s Griffin-American and Trilogy unconsolidated ventures are as follows (dollars in thousands):

	September 30, 2020 (Unaudited)	December 31, 2019		Three Months Ended September 30,		Nine Months Ended September 30,
				2020	2019	2020	2019
Assets
Operating real estate, net	$3,360,236	$3,566,586	Total revenues	$315,560	$320,978	$986,221	$977,874
Other assets	1,106,302	1,053,433	Net income (loss)	$(3,398)	$(24,665)	$(241,754)	$(44,048)
Total assets	$4,466,538	$4,620,019

Liabilities and equity
Total liabilities	$3,359,633	$3,257,970
Equity	1,106,905	1,362,049
Total liabilities and equity	$4,466,538	$4,620,019

5. Real Estate Debt Investments
The following table presents the Company’s one debt investment (dollars in thousands):

		Carrying Value(1)
Asset Type:	Principal Amount	September 30, 2020 (Unaudited)	December 31, 2019	Fixed Rate	Unlevered Current Yield	Final Maturity Date
Mezzanine loan(1)	$74,182	$55,038	$55,468	10.0%	10.3%	Jan 2021
_______________________________________
(1)As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company has recorded the excess equity in losses related to its unconsolidated investment as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of September 30, 2020 and December 31, 2019, the cumulative excess equity in losses included in the mezzanine loan carrying value were $19.1 million and $18.6 million, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company evaluates its debt investment at least quarterly based on: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal. The Company considers historical credit loss information, current conditions, the effects of expectations of changes in future macroeconomic conditions as well as reasonable and supportable forecasts.
As of September 30, 2020, the Company’s debt investment was performing in accordance with the contractual terms of its governing documents.  Although various defaults under leases and senior secured loans existed as of September 30, 2020, none of these defaults resulted in a default under the Company’s debt investment as of September 30, 2020. The Company continues to assess the collectability of principal and interest and expects to receive full payment of contractual interest and recover the principal outstanding. As of September 30, 2020, contractual debt service has been paid in accordance with contractual terms. The Company is in discussions with its borrower regarding the upcoming maturity of the debt investment.
For the nine months ended September 30, 2020, the mezzanine loan represented 100.0% of the Company’s interest income on debt investments as presented on the consolidated statements of operations.
6. Borrowings
The following table presents the Company’s mortgage and other notes payable (dollars in thousands):

				September 30, 2020 (Unaudited)		December 31, 2019
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb 2021	LIBOR + 2.92%	$20,350	$20,334	$20,547	$20,500
Frisco, TX	Non-recourse	Mar 2021	LIBOR + 3.04%	18,882	18,867	19,170	19,127
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,760	18,407	18,760	18,357
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	19,907	19,824	20,228	20,131
Rochester, NY(3)	Non-recourse	Aug 2027	LIBOR + 2.34%	101,224	100,352	101,224	100,267
Rochester, NY	Non-recourse	Aug 2021	LIBOR + 2.90%	12,800	12,493	12,800	12,232
Arbors Portfolio(4)
Various locations	Non-recourse	Feb 2025	3.99%	87,756	86,920	89,026	88,020
Watermark Fountains Portfolio(5)
Various locations	Non-recourse	Jun 2022	3.92%	388,680	387,492	392,269	390,508
Various locations	Non-recourse	Jun 2022	5.56%	73,714	73,406	74,208	73,750
Winterfell Portfolio(6)
Various locations	Non-recourse	Jun 2025	4.17%	624,513	609,210	632,024	614,415
Avamere Portfolio(7)
Various locations	Non-recourse	Feb 2027	4.66%	70,718	70,233	71,464	70,922
Subtotal mortgage notes payable, net				$1,437,304	$1,417,538	$1,451,720	$1,428,229
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb 2022	6.00%	3,914	3,915	3,693	3,693
Subtotal other notes payable, net				$3,914	$3,915	$3,693	$3,693
Total mortgage and other notes payable, net				$1,441,218	$1,421,453	$1,455,413	$1,431,922
_______________________________________
(1)Floating rate borrowings are comprised of $172.0 million principal amount at one-month LIBOR.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(5)Includes $388.7 million principal amount of fixed rate borrowings, secured by 14 healthcare real estate properties, cross-collateralized and subject to cross-default, as well as a supplemental financing totaling $73.7 million of principal, secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.
(6)Comprised of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and subject to cross-default.
(7)Comprised of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and subject to cross-default.
The following table presents future scheduled principal payments on mortgage and other notes payable based on final maturity (dollars in thousands):

October 1 to December 31, 2020	$9,377
Years Ending December 31:
2021	76,127
2022	466,725
2023	19,056
2024	19,778
Thereafter	850,155
Total	$1,441,218
As of September 30, 2020, the tenant for the Arbors portfolio failed to remit rent timely and comply with other contractual terms of its lease agreement, which resulted in a default under the tenant’s lease, which in turn, resulted in a default under the mortgage notes collateralized by the properties. The Company is currently in discussions with the tenant regarding the lease default.
In response to the operational challenges resulting from the COVID-19 pandemic, the Company entered into forbearance agreements effective May 1, 2020 to defer up to 90 days of contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Fountains portfolios. The aggregate outstanding principal amount of these borrowings totaled $1.3 billion as of September 30, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred by the Company, subject to satisfaction of certain conditions. The deferral of payments ended on August 1, 2020 and the Company has resumed remitting debt service, together with the deferred debt service, on these mortgage notes payable. As a result, these borrowings remain in technical default and are subject to the terms of the forbearance agreements until all deferred debt service is repaid.
The Company entered into an additional forbearance agreement effective July 1, 2020 to defer up to 90 days of interest and 120 days of contractual principal payments for a mortgage note payable on a property within the Rochester portfolio. The forbearance agreement also temporarily waives financial covenants under the mortgage note, which the property has failed to maintain as of September 30, 2020. The outstanding principal amount of the mortgage note payable was $19.9 million as of September 30, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred by the Company, subject to satisfaction of certain conditions.
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
In April 2020, the Company borrowed $35.0 million under the Sponsor Line to improve its liquidity position as a result of the COVID-19 pandemic. Interest expense on the Company’s consolidated statements of operations includes $0.3 million and $0.6 million related to the Sponsor Line for the three and nine months ended September 30, 2020, respectively.
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
Incentive Fee
The Advisor is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. The Advisor has not received any incentive fees from the Company as of September 30, 2020.
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to the Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2019	Nine Months Ended September 30, 2020			Due to Related Party as of September 30, 2020 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,477	$13,293	$(13,293)	(2)	$1,477
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,303	7,287	(9,183)		2,407
Total		$5,780	$20,580	$(22,476)		$3,884
_______________________________________
(1)Effective June 30, 2020, our Advisor no longer has the potential to receive a disposition fee in connection with the sale of real estate properties or debt investments. The Company did not incur any disposition fees during the nine months ended September 30, 2020, nor were any such fees outstanding as of September 30, 2020.
(2)Includes $7.5 million paid in shares of the Company’s common stock.
(3)As of September 30, 2020, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.
Pursuant to the advisory agreement, for the nine months ended September 30, 2020, the Company issued 1.2 million shares totaling $7.5 million, based on the estimated value per share on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee. As of September 30, 2020, the Advisor, the Sponsor and their affiliates owned a total of 4.3 million shares or $26.9 million of the Company’s common stock based on the Company’s most recent estimated value per share. As of September 30, 2020, the Advisor, the Sponsor and their affiliates owned 1.9% of the total outstanding shares of the Company’s common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the nine months ended September 30, 2020, the Company recognized property management fee expense of $3.8 million paid to Solstice related to the Winterfell portfolio.

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
8. Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Under the Plan, 2.0 million shares of restricted common stock were eligible to be issued. Pursuant to the Plan, as of September 30, 2020, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock for an aggregate $1.3 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vested quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $45,625 and $45,000 for the three months ended September 30, 2020 and 2019, respectively and $123,292 and $135,500 for the nine months ended September 30, 2020 and 2019, respectively. Equity-based compensation expense is related to the issuance of restricted stock to the independent directors and is recorded in general and administrative expenses in the consolidated statements of operations. Unrecognized equity-based compensation for unvested shares totaled $0.2 million of September 30, 2020 and December 31, 2019, respectively. Unvested shares totaled 37,260 and 25,360 as of September 30, 2020 and December 31, 2019, respectively.

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
For the nine months ended September 30, 2020, the Company has not issued shares of common stock pursuant to the DRP. From inception through September 30, 2020, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP.
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
The Company’s board of directors approved daily cash distributions of $0.000924658 per share of common stock for the month ending January 31, 2019. Effective February 1, 2019, the Company’s board of directors determined to suspend distributions in order to preserve capital and liquidity. No distributions were declared during the nine months ended September 30, 2020.
Distributions were generally paid to stockholders on the first business day of the month following the month for which the distribution was accrued.
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). For the nine months ended September 30, 2020, the Company generated net operating losses for tax purposes. The Company did not have positive REIT taxable income for its taxable year ending December 31, 2019, therefore, it was not required to make distributions to its stockholders in 2019 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2019 and includes a net operating loss carry-forward of $86.0 million.

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
For the nine months ended September 30, 2020, the Company repurchased 0.3 million shares of common stock for $2.0 million at an average price of $6.25 per share. For the year ended December 31, 2019, the Company repurchased 1.5 million shares of common stock for $10.7 million at an average price of $7.10 per share pursuant to the Share Repurchase Program.
The Company has funded repurchase requests received during the year with cash on hand, borrowings or other available capital.
10. Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2020 and 2019 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.2 million and $1.0 million for the three and nine months ended September 30, 2020, respectively. Net loss attributable to the other non-controlling interests was $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	September 30, 2020 (Unaudited)			December 31, 2019
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$74,182	$55,038	$74,182	$74,182	$55,468	$74,182
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,441,218	$1,421,453	$1,406,546	$1,455,413	$1,431,922	$1,450,876
Line of credit - related party	35,000	35,000	35,000	—	—	—
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the fair value, measured at the time of impairment, of Level 3 assets which have been measured at fair value on a nonrecurring basis during the periods presented and the associated impairment losses (dollars in thousands):

	Nine Months Ended September 30, 2020 (Unaudited)		Year Ended December 31, 2019
	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Operating real estate, net	$109,262	$90,715	$27,450	$27,021
Assets held for sale	927	722	1,649	533
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the operators and tenants of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

				Nine Months Ended September 30, 2020
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$106,499	50.8%
Solstice Senior Living	(3)	32	4,000	76,314	36.3%
Avamere Health Services		5	453	13,496	6.4%
Arcadia Management		4	572	7,961	3.8%
Integral Senior Living	(3)	3	162	5,521	2.6%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	163	0.1%
Total		75	10,515	$209,954	100.0%
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
(4)Tenant has failed to remit rental payments during the nine months ended September 30, 2020.
(5)Consists primarily of interest income earned on corporate-level cash accounts.
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Three Months Ended September 30, 2020	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Property and other revenues	$8,225	$59,507	$—	$—	$23	$67,755
Interest income on debt investments	—	—	—	1,927	—	1,927
Real estate properties - operating expenses	—	(46,501)	—	—	—	(46,501)
Interest expense	(2,967)	(13,165)	—	—	(327)	(16,459)
Asset management and other fees - related party	—	—	—	—	(4,431)	(4,431)
General and administrative expenses	(562)	(82)	—	—	(2,802)	(3,446)
Depreciation and amortization	(3,722)	(12,223)	—	—	—	(15,945)
Equity in earnings (losses) of unconsolidated ventures	—	—	(1,043)	—	—	(1,043)
Income tax expense	—	(15)	—	—	—	(15)
Net income (loss)	$974	$(12,479)	$(1,043)	$1,927	$(7,537)	$(18,158)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Three Months Ended September 30, 2019	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Property and other revenues	$8,204	$64,496	$—	$10	$68	$72,778
Interest income on debt investments	—	—	—	1,946	—	1,946
Real estate properties - operating expenses	(5)	(45,354)	—	—	—	(45,359)
Interest expense	(3,025)	(14,193)	—	—	—	(17,218)
Transaction costs	—	(29)	—	—	—	(29)
Asset management and other fees - related party	—	—	—	—	(4,994)	(4,994)
General and administrative expenses	(47)	19	—	(10)	(2,769)	(2,807)
Depreciation and amortization	(3,595)	(12,569)	—	—	—	(16,164)
Realized gain (loss) on investments and other	—	204	—	—	—	204
Equity in earnings (losses) of unconsolidated ventures	—	—	(3,037)	—	—	(3,037)
Income tax expense	—	(17)	—	—	—	(17)
Net income (loss)	$1,532	$(7,443)	$(3,037)	$1,946	$(7,695)	$(14,697)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

	Direct Investments
Nine Months Ended September 30, 2020	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Property and other revenues	$24,673	$185,118	$—	$—	$163	$209,954
Interest income on debt investments	—	—	—	5,738	—	5,738
Real estate properties - operating expenses	(13)	(137,517)	—	—	—	(137,530)
Interest expense	(8,879)	(40,089)	—	—	(623)	(49,591)
Transaction costs	—	(7)	—	—	—	(7)
Asset management and other fees - related party	—	—	—	—	(13,293)	(13,293)
General and administrative expenses	(667)	(182)	—	(19)	(7,895)	(8,763)
Depreciation and amortization	(11,123)	(37,806)	—	—	—	(48,929)
Impairment loss	(722)	(90,715)	—	—	—	(91,437)
Equity in earnings (losses) of unconsolidated ventures	—	—	(36,799)	—	—	(36,799)
Income tax expense	—	(43)	—	—	—	(43)
Net income (loss)	$3,269	$(121,241)	$(36,799)	$5,719	$(21,648)	$(170,700)

	Direct Investments
Nine Months Ended September 30, 2019	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Property and other revenues	$25,203	$194,391	$—	$29	$648	$220,271
Interest income on debt investments	—	—	—	5,771	—	5,771
Real estate properties - operating expenses	(5)	(135,208)	—	—	—	(135,213)
Interest expense	(9,424)	(42,382)	—	—	(102)	(51,908)
Transaction costs	—	(105)	—	—	—	(105)
Asset management and other fees - related party	—	—	—	—	(14,983)	(14,983)
General and administrative expenses	(159)	(17)	—	(28)	(8,006)	(8,210)
Depreciation and amortization	(10,657)	(43,868)	—	—	—	(54,525)
Impairment loss	(146)	(10,000)	—	—	—	(10,146)
Realized gain (loss) on investments and other	5,871	431	—	—	(376)	5,926
Equity in earnings (losses) of unconsolidated ventures	—	—	(7,666)	—	—	(7,666)
Income tax benefit (expense)	—	(38)	—	—	—	(38)
Net income (loss)	$10,683	$(36,796)	$(7,666)	$5,772	$(22,819)	$(50,826)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
September 30, 2020	$353,283	$1,304,172	$230,254	$55,649	$64,604	$2,007,962
December 31, 2019	365,789	1,420,023	268,892	56,099	30,404	2,141,207
_______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.
13. Commitments and Contingencies
As of September 30, 2020, the Company believes there are no material contingencies that would affect its results of operations, cash flows or financial position.
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
14.    Subsequent Events
No material events have occurred subsequent to September 30, 2020 through the issuance of the consolidated financial statements.

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
We are externally managed and have no employees. We are sponsored by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital or our Sponsor, a leading global investment management firm. Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds, non-traded and traded REITs and registered investment companies, which we refer to collectively as the Managed Companies. As of September 30, 2020, our Sponsor had approximately $46.8 billion of assets under management, including Colony Capital’s balance sheet investments and third-party managed investments. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of Colony Capital and manages our day-to-day operations pursuant to an advisory agreement.
From inception through September 30, 2020, we raised total gross proceeds from the sale of shares of our common stock totaling $2.0 billion, including $232.6 million pursuant to our distribution reinvestment plan, or our DRP.
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
Cases
As of November 12, 2020, as reported by our operators and managers, of the 75 communities in our direct investments, approximately 68% have experienced confirmed cases of COVID-19. In addition, as of November 12, 2020, as reported by our operators and partners, of the 429 communities in our unconsolidated investments, which excludes MOBs and hospitals, approximately 74% have experienced confirmed cases of COVID-19. In some instances, confirmed cases COVID-19 have resulted in deaths of residents and staff at the communities within our direct and unconsolidated investments. The incidence of confirmed cases in our portfolio may continue and could accelerate depending on the duration, scope and depth of the COVID-19 pandemic.
Operating Performance
The COVID-19 pandemic has affected the fundamentals of our business in the following ways:
•Our occupancy across our direct investments was 74.8% as of November 12, 2020, a 6.3% decline since March 31, 2020. We anticipate that our occupancy will continue to be impacted by restrictions on admissions and limited inquiries and tours, which have significantly decreased the number of move-ins at our direct investments. We may also continue to experience increased resident illnesses and move-outs due to the pandemic. Our direct operating investments have not yet experienced any significant issues collecting rents or other fees from residents as a result of COVID-19.
•Operating costs have continued to rise as operators take action to protect residents and staff. In particular, operators are paying a premium for labor in many markets, particularly in communities that have been severely impacted by COVID-19. In addition, personal protective equipment continues to be costly to source during the pandemic. For the nine months ended September 30, 2020, additional operating expenses incurred as a result of the COVID-19 pandemic totaled approximately $7.1 million for the communities in our direct operating investments. We expect these expenses to continue to be incurred.
•During the three months ended June 30, 2020, we recorded impairment losses totaling $91.4 million on our direct investments. During the three months ended September 30, 2020, no impairment losses were recorded on our direct investments. Further, the underlying joint ventures of our unconsolidated ventures have recorded impairments, of which our proportionate share totaled $37.8 million for the nine months ended September 30, 2020. Impairment losses have resulted from shortened holding period assumptions as well as lower projected future cash flows and market values as a result of the economic effects of COVID-19.
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
•Effective May 1, 2020, we entered into forbearance agreements and deferred 90 days of contractual debt service for borrowings on properties within the Aqua, Fountains, Arbors, Rochester and Winterfell portfolios. The aggregate outstanding principal amount of these borrowings totaled $1.3 billion as of September 30, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred, subject to satisfaction of certain conditions. As of November 12, 2020, deferred debt service totaled $9.8 million.
•Further, effective July 1, 2020, we entered into a forbearance agreement to defer up to 90 days of interest payments and 120 days of principal payments and temporarily waive financial covenants under the mortgage note for a mortgage note payable on a property within the Rochester portfolio. The outstanding principal amount of the mortgage note payable totaled $19.9 million as of September 30, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred, subject to satisfaction of certain conditions. As of November 12, 2020, deferred debt service totaled $0.5 million.
•We continue to limit capital expenditures of our operating real estate to life safety and essential projects and selectively approve additional improvements.
We expect that these effects of the pandemic will continue to materially impact revenues, expenses and cash flow generated by both our operating and net lease direct investments, as well as our unconsolidated investments. For additional information on the potential impact of COVID-19 to our operations, refer to “—Liquidity and Capital Resources.”
If a general economic downturn resulting from efforts to contain COVID-19 persists over an extended period of time, this could have a prolonged negative impact on our financial condition and results of operations. At this time, as the extent and duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult to assess and estimate the impact on our results of operations with any meaningful precision. Accordingly, any estimates of the effects of COVID-19 as reflected and/or discussed are based upon our best estimates using information known to us as of the date of this Quarterly Report on Form 10-Q, and such estimates may change in the future, the effects of which could be material. We will continue to monitor the progression of COVID-19 and reassess its effects on our results of operations and recoverability in value across our assets as conditions change.

Performance Summary for the Three Months Ended September 30, 2020 as Compared to the Three Months Ended June 30, 2020
On a same store basis, rental and resident fee income, net of property operating expenses, of our direct operating investments decreased to $12.4 million for the three months ended September 30, 2020 as compared to $15.7 million for the three months ended June 30, 2020. This was primarily due to lower resident fee and rental income resulting from lower occupancy due to the aforementioned effects of COVID-19.
During the three months ended September 30, 2020, our direct operating investments’ weighted average resident occupancy was 75.9% as compared to 78.0% for the three months ended June 30, 2020.
•Our operating portfolios managed by Watermark Retirement Communities had an overall average occupancy of 75.1% for the three months ended September 30, 2020, a decrease from 78.3% for the three months ended June 30, 2020.
•Our Winterfell portfolio’s average occupancy was 76.2% for the three months ended September 30, 2020, a decrease from 77.0% for the three months ended June 30, 2020.
Overall, our unconsolidated investment portfolios experienced similar operational challenges presented by the COVID-19 pandemic as our direct operating investments, which resulted in a decrease in earnings for the three months ended September 30, 2020 as compared to the three months ended June 30, 2020.
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
•Debt and Securities Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate and commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties. As of September 30, 2020, we had one mezzanine loan.
For financial information regarding our reportable segments, refer to Note 12, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

The following table presents a summary of investments as of September 30, 2020 (dollars in thousands):

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
Our investments include the following types of healthcare facilities as of September 30, 2020:
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
The weighted average resident occupancy of our operating properties was 78.4% for the nine months ended September 30, 2020.
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
Our net lease properties are leased to three operators. The remaining lease term for each tenant as of September 30, 2020 is as follows:

Tenant	Properties Leased		Remaining Lease Term (Years)
Watermark Retirement Communities	6		1.4
Arcadia Management	4	(1)	9.0
Senior Lifestyle Corporation	1		(2)
_______________________________________
(1)Tenant has failed to remit rent timely and comply with other contractual terms of its lease agreement, which resulted in a default under the tenant’s lease as of September 30, 2020.
(2)Tenant is in default under its lease.

Operators and Tenants
The following table presents the operators and tenants of our direct investments (dollars in thousands):

				Nine Months Ended September 30, 2020
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$106,499	50.8%
Solstice Senior Living	(3)	32	4,000	76,314	36.3%
Avamere Health Services		5	453	13,496	6.4%
Arcadia Management		4	572	7,961	3.8%
Integral Senior Living	(3)	3	162	5,521	2.6%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	163	0.1%
Total		75	10,515	$209,954	100.0%
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
(4)Tenant has failed to remit rental payments during the nine months ended September 30, 2020.
(5)Consists primarily of interest income earned on corporate-level cash accounts.
Watermark Retirement Communities and Solstice, together with their affiliates, manage substantially all of our operating properties. As a result, we are dependent upon their personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our properties efficiently and effectively. Through our 20.0% ownership of Solstice, we are entitled to certain rights and minority protections. As Solstice is a joint venture formed exclusively to operate the Winterfell portfolio, Solstice has generated, and may continue to generate, operating losses if declines in occupancy and operating revenues at our Winterfell portfolio continue.
Unconsolidated Investments
The following table presents our unconsolidated investments (dollars in thousands):

						Properties as of September 30, 2020(1)
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
(3)Represents initial and subsequent contributions to the underlying joint venture through September 30, 2020.
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
Debt and Securities Investments Overview
Our investments in real estate debt secured by healthcare facilities consisted of one mezzanine loan, which matures on January 30, 2021. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above. The following table presents a summary of our debt investment as of September 30, 2020 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value(2)	Fixed Rate	Unleveraged Current Yield	Final Maturity Date
Espresso Mezzanine loan(1)	1	$74,182	$55,038	10.0%	10.3%	Jan 2021
_______________________________________
(1)Property type underlying the mezzanine loan are predominately SNFs located primarily in the Midwest, Northeast and Southeast regions of the United States.
(2)As a result of impairments and other non-cash reserves recorded by the joint venture, the carrying value of our Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. We have recorded the excess equity in losses related to our unconsolidated investment as a reduction to the carrying value of our mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of September 30, 2020, the cumulative excess equity in losses included in our mezzanine loan carrying value was $19.1 million.
As of September 30, 2020, our debt investment was performing in accordance with the contractual terms of its governing documents. Although various defaults under leases and senior secured loans existed as of September 30, 2020, none of these defaults resulted in a default under our debt investment as of September 30, 2020. As of November 12, 2020, contractual debt service on the Espresso mezzanine loan has been paid in accordance with contractual terms. We are in discussions with the borrower regarding the near-term maturity of the debt investment.
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
Portfolio Management
Our Advisor and its affiliates, maintain a comprehensive portfolio management process that generally includes oversight by an asset management team, regular management meetings and operating results review process. These processes are designed to enable management to evaluate and proactively identify asset-specific issues and trends on a portfolio-wide, sub-portfolio or asset type basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from issues that are not identified during these portfolio reviews or the asset and portfolio management process.
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
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The Cares Act provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19.
In April 2020, the Center for Medicare and Medicaid Services announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. In addition, the Department of Health and Human Services authorized $20 billion of additional funding for providers. While these funds most significantly impact our SNF operators, Congress continues to consider further legislative action in response to the COVID-19 pandemic.
Operators continue to evaluate their options for financial assistance, such as utilizing programs within the CARES Act as well as other state and local government relief programs. However, the ultimate impact of such relief including the extent to which relief funds from such programs will provide meaningful support for lost revenue and increasing costs, is uncertain.
The extent to which COVID-19 continues to impact the healthcare real estate sector will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, but not limited to, the duration of the outbreak, the availability of a vaccine, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact. Guidelines for easing social distancing and shelter-in-place regulations will further impact how the industry will resume and trend back to operating without restrictions. The healthcare sector is expected to be the last to resume normal operations, including allowing normal visitation, touring of the communities, in an effort to protect the most vulnerable. Federal and state government plans may shift through the coming months as guidelines are very specific and may be unpredictable if the outbreak surges again.
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
Notwithstanding the demographics and spending growth, economic and healthcare market uncertainty, development, and competitive pressures have had a negative impact, weakening the market’s fundamentals and ultimately reducing operating income for tenants and operators. During the third quarter of 2020, the industry seniors housing occupancy averaged 82.1%, down 56 basis points as compared to the first quarter of 2020 (source: The National Investment Centers for Senior Housing & Care, or NIC). Seniors housing under construction as a share of inventory decreased to 5.6% in the third quarter of 2020, compared to a peak of 7.7% in the fourth quarter of 2017 (source: NIC). Further, a tight labor market and competition to attract quality staff continues to drive increased wages and personnel costs, resulting in lower margins. To the extent that occupancy and market rental rates decline, property-level cash flow could be negatively affected and decreased cash flow, in turn, is expected to impact the value of underlying properties.
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
During the nine months ended September 30, 2020, we recorded impairment losses totaling $91.4 million on our operating real estate and held for sale investments. Impairment losses recorded during the nine months ended September 30, 2020 include the following:
•Winterfell Portfolio. Impairment losses totaled $70.8 million for eight independent living facilities as a result of sustained declines in occupancy and decreased operating margins.
•Aqua Portfolio. Impairment losses totaled $19.9 million for a facility that has sustained poor performance, declines in occupancy and has been significantly impacted by the effects of COVID-19.
•Peregrine Portfolio. Impairment losses totaled $0.7 million to reflect an updated net realizable value for a facility previously designated as held for sale.
As of December 31, 2019, we had recorded impairment losses totaling $58.0 million for operating real estate that we continue to hold as of September 30, 2020. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for additional information regarding impairment recorded in prior years.
During the nine months ended September 30, 2020, we did not impair any of our investments in unconsolidated ventures, however, our underlying joint ventures have recorded impairments and reserves on properties in their respective portfolios, which have been recognized through our equity in earnings (losses), of which our proportionate share totaled $37.8 million. Our proportionate share of impairment losses recorded by our underlying joint ventures during the nine months ended September 30, 2020 include the following:
•Griffin-American Portfolio. Impairment losses totaled $34.1 million. Operating real estate impairment resulted from shortened holding period assumptions and lower projected future cash flows and market values as a result of the economic effects of COVID-19.
•Eclipse Portfolio. Impairment losses totaled $3.1 million. Operating real estate impairment resulted from lower projected market values as a result of the economic effects of COVID-19.
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
Results of Operations
Impact of COVID-19
Efforts to address the COVID-19 pandemic continue to significantly impact economic and financial markets globally and across all facets of industries, including real estate. Specifically, our healthcare real estate business and investments have experienced a myriad of challenges, including, but not limited to, limited admissions at facilities, resulting in declines in resident occupancy and operating cash flows, increases in cost burdens faced by operators, lease concessions sought by tenants, and a stressed market affecting real estate values in general.
Most of these COVID-19 effects on our business began significantly impacting our results of operations during the three months ended June 30, 2020, and we anticipate the significant effects to continue in future periods. If a general economic downturn resulting from efforts to contain COVID-19 persists over an extended period of time, this could have a prolonged negative impact on our financial condition and results of operations. We continue to monitor the progression of COVID-19 and its effects on our results of operations and recoverability in value across our assets as conditions change.
Comparison of the Three Months Ended September 30, 2020 to September 30, 2019 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Property and other revenues
Resident fee income	$28,006	$32,283	$(4,277)	(13.2)%
Rental income	39,114	40,410	(1,296)	(3.2)%
Other revenue	635	85	550	647.1%
Total property and other revenues	67,755	72,778	(5,023)	(6.9)%
Interest income
Interest income on debt investments	1,927	1,946	(19)	(1.0)%
Expenses
Real estate properties - operating expenses	46,501	45,359	1,142	2.5%
Interest expense	16,459	17,218	(759)	(4.4)%
Transaction costs	—	29	(29)	(100.0)%
Asset management and other fees-related party	4,431	4,994	(563)	(11.3)%
General and administrative expenses	3,446	2,807	639	22.8%
Depreciation and amortization	15,945	16,164	(219)	(1.4)%
Impairment loss	—	—	—	NA
Total expenses	86,782	86,571	211	0.2%
Realized gain (loss) on investments and other	—	204	(204)	(100.0)%
Equity in earnings (losses) of unconsolidated ventures	(1,043)	(3,037)	1,994	(65.7)%
Income tax expense	(15)	(17)	2	(11.8)%
Net income (loss)	$(18,158)	$(14,697)	$(3,461)	23.5%
Revenues
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store ALF/MCF/CCRC properties (placed in service - 2018 and prior)	$28,006	$32,283	$(4,277)	(13.2)%
On a same store basis, resident fee income decreased $4.3 million primarily as a result of lower occupancy at our ALFs, MCFs and CCRCs. The effects of the COVID-19 pandemic have resulted in limited inquiries and tours, which have significantly decreased the number of move-ins at our facilities, along with an increased number of move-outs.

Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store ILF properties (placed in service - 2018 and prior)	$30,889	$32,206	$(1,317)	(4.1)%
Same store net lease properties (placed in service - 2018 and prior)	8,225	8,204	21	0.3%
Total rental income	$39,114	$40,410	$(1,296)	(3.2)%
Rental income decreased $1.3 million primarily due to overall decreases in occupancy at our ILFs. The effects of the COVID-19 pandemic have resulted in limited inquiries and tours, which have significantly decreased the number of move-ins at our facilities, along with an increased number of move-outs.
Effective June 1, 2020, we granted a lease concession to the tenant of our Fountains net lease portfolio. The concession allowed the tenant to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The amount of the deferred rental payments under the lease concession totaled $3.9 million. The lease concession period ended on August 31, 2020 and the tenant has resumed remitting contractual rent payments, including amounts related to deferred rent granted under the lease concession. As there has not been substantive changes to the original lease or changes in total cash flows, the concession will not be treated as a lease modification and we will continue to recognize lease income and receivables under the original terms of the lease.
Other Revenue
Other revenue for the three months ended September 30, 2020 primarily comprised of federal COVID-19 provider relief funds received and recognized by properties in our Avamere, Fountains and Kansas City portfolios. For the three months ended September 30, 2019, other revenue primarily comprised of interest earned on uninvested cash.
Interest Income on Debt Investments
Interest income on debt investments for the three months ended September 30, 2020 totaling $1.9 million was comparable to interest income on debt investments recognized during three months ended September 30, 2019.
Expenses
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$24,014	$23,963	$51	0.2%
ILF properties	22,487	21,391	1,096	5.1%
Net lease properties	—	5	(5)	(100.0)%
Total property operating expenses	$46,501	$45,359	$1,142	2.5%
Overall, on a same store basis, real estate property - operating expenses, increased $1.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
The increase in operating expenses is primarily attributable to the actions taken by our operators to protect residents and staff from COVID-19. In particular, operators are paying a premium for labor in many markets, particularly in communities that have been severely impacted by COVID-19. In addition, personal protective equipment continues to be costly to source during the pandemic. These costs were partially offset by lower repairs and maintenance expenses as operators minimized all non-essential projects across our direct investment operating portfolio.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$4,689	$5,187	$(498)	(9.6)%
ILF properties	8,476	9,006	(530)	(5.9)%
Net lease properties	2,967	3,025	(58)	(1.9)%
Corporate	327	—	327	100.0%
Total interest expense	$16,459	$17,218	$(759)	(4.4)%
Interest expense decreased $0.8 million as a result of lower mortgage notes balances during the three months ended September 30, 2020 due to continued principal amortization and loan payoffs, in addition to lower LIBOR, which has reduced interest expense on our floating rate debt. Interest expense was recognized and accrued for borrowings with deferred payments under forbearance agreements. Corporate interest expense represents interest resulting from the borrowings under our Sponsor Line.
Transaction Costs
There were no transaction costs incurred for the three months ended September 30, 2020. Transaction costs for the three months ended September 30, 2019 were primarily residual costs incurred for the Rochester operator license transfer.
Asset Management and Other Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management and other fees - related party decreased $0.6 million as a result of the declining estimated net asset value year over year.
General and Administrative Expenses
General and administrative expenses increased $0.6 million, primarily as a result of non-operating compensation costs incurred for a property within the Fountains net lease portfolio during the three months ended September 30, 2020. The increase was partially offset by lower direct corporate expenses, including legal, accounting and other professional fees, incurred during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$4,966	$4,983	$(17)	(0.3)%
ILF properties	7,257	7,586	(329)	(4.3)%
Net lease properties	3,722	3,595	127	3.5%
Total depreciation and amortization	$15,945	$16,164	$(219)	(1.4)%
Depreciation and amortization expense decreased $0.2 million, primarily due to impairments recognized during the second quarter of 2020 for properties in the Winterfell and Aqua portfolios, which resulted in reduced building depreciation. The decrease was partially offset by continued depreciation of newly completed improvements for properties across our direct operating investment portfolios.
Realized Gain (Loss) on Investments and Other
We did not recognize any realized gains (losses) during the three months ended September 30, 2020. During the three months ended September 30, 2019, realized gains of $0.2 million related to the sale of a Remainder Interest unit within the Watermark Fountains portfolio.

Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019			2020	2019
Portfolio	Equity in Earnings (Losses)		Select Revenues and (Expenses), net(1)		Equity in Earnings, less Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$(191)	$1,090	$(463)	$750	$272	$340	$(68)	(20.0)%	$—	$2,286
Envoy	—	—	—	—	—	—	—	—%	198	—
Griffin-American	185	(3,626)	(2,273)	(6,234)	2,458	2,608	(150)	(5.8)%	—	1,030
Espresso	60	(667)	(2,814)	(2,274)	2,874	1,607	1,267	78.8%	—	—
Trilogy	(1,091)	156	(3,052)	(3,776)	1,961	3,932	(1,971)	(50.1)%	—	1,451
Subtotal	$(1,037)	$(3,047)	$(8,602)	$(11,534)	$7,565	$8,487	$(922)	(10.9)%	$198	$4,767
Operator Platform(2)	(6)	10	—	—	(6)	10	(16)	(160.0)%	—	—
Total	$(1,043)	$(3,037)	$(8,602)	$(11,534)	$7,559	$8,497	$(938)	(11.0)%	$198	$4,767
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.
(2)Represents our investment in Solstice. During the three months ended September 30, 2020, our unconsolidated investment in Solstice was reduced to zero. As a result, we did not recognize our proportionate share of losses from the joint venture totaling $20,000.
Our proportionate share of equity in earnings generated by our unconsolidated ventures improved by $2.0 million, primarily due to foreign currency translation gains and lower interest expense recognized in the Griffin-American joint venture, as well as lower operating costs and higher rental income in the Espresso joint venture. Improved equity in earnings was partially offset by declines in operational performance in the Eclipse and Trilogy joint ventures.
Equity in earnings, less select revenues and expenses, decreased $0.9 million. The impact of COVID-19 on the operations of the Trilogy, Griffin-American and Eclipse joint ventures was the primary driver of the decrease during the three months ended September 30, 2020. Lower interest and operating expenses recognized by the Espresso joint venture during the three months ended September 30, 2020 partially offset the decrease.
Income Tax Expense
Income tax expense for the three months ended September 30, 2020 was $15,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the three months ended September 30, 2019 was $17,000.

Comparison of the Nine Months Ended September 30, 2020 to September 30, 2019 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Property and other revenues
Resident fee income	$90,033	$97,658	$(7,625)	(7.8)%
Rental income	118,309	121,168	(2,859)	(2.4)%
Other revenue	1,612	1,445	167	11.6%
Total property and other revenues	209,954	220,271	(10,317)	(4.7)%
Interest income
Interest income on debt investments	5,738	5,771	(33)	(0.6)%
Expenses
Real estate properties - operating expenses	137,530	135,213	2,317	1.7%
Interest expense	49,591	51,908	(2,317)	(4.5)%
Transaction costs	7	105	(98)	(93.3)%
Asset management and other fees-related party	13,293	14,983	(1,690)	(11.3)%
General and administrative expenses	8,763	8,210	553	6.7%
Depreciation and amortization	48,929	54,525	(5,596)	(10.3)%
Impairment loss	91,437	10,146	81,291	801.2%
Total expenses	349,550	275,090	74,460	27.1%
Realized gain (loss) on investments and other	—	5,926	(5,926)	(100.0)%
Equity in earnings (losses) of unconsolidated ventures	(36,799)	(7,666)	(29,133)	380.0%
Income tax expense	(43)	(38)	(5)	13.2%
Net income (loss)	$(170,700)	$(50,826)	$(119,874)	235.9%
Revenues
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store ALF/MCF/CCRC properties (placed in service - 2018 and prior)	$90,033	$97,658	$(7,625)	(7.8)%
On a same store basis, resident fee income decreased $7.6 million primarily as a result of lower occupancy at our ALFs, MCFs and CCRCs and non-recurring income recognized in the Fountains portfolio during the nine months ended September 30, 2019. The effects of the COVID-19 pandemic resulted in limited inquiries and tours, which have significantly decreased the number of move-ins at our facilities, along with an increased number of move-outs.
Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store ILF properties (placed in service - 2018 and prior)	$93,636	$95,966	$(2,330)	(2.4)%
Same store net lease properties (placed in service - 2018 and prior)	24,673	24,604	69	0.3%
Properties sold	—	598	(598)	(100.0)%
Total rental income	$118,309	$121,168	$(2,859)	(2.4)%
Rental income decreased $2.9 million primarily due to overall decreases in occupancy at our ILFs and the sale of two net lease properties within the Peregrine portfolio during 2019. The effects of the COVID-19 pandemic resulted in limited inquiries and tours, which have significantly decreased the number of move-ins at our facilities, along with an increased number of move-outs.

Effective June 1, 2020, we granted a lease concession to the tenant of our Fountains net lease portfolio. The concession allowed the tenant to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The amount of the deferred rental payments under the lease concession totaled $3.9 million. The lease concession period ended on August 31, 2020 and the tenant has resumed remitting contractual rent payments, including amounts related to deferred rent granted under the lease concession. As there has not been substantive changes to the original lease or changes in total cash flows, the concession will not be treated as a lease modification and we will continue to recognize lease income and receivables under the original terms of the lease.
Other Revenue
Other revenue for the nine months ended September 30, 2020 primarily comprised of federal COVID-19 provider relief funds received and recognized by properties in our Avamere, Fountains and Kansas City portfolios. For the nine months ended September 30, 2019, other revenue comprised of non-recurring service provider incentives recognized by the Winterfell portfolio and interest earned on uninvested cash.
Interest Income on Debt Investments
Interest income on debt investments for the nine months ended September 30, 2020 totaling $5.7 million was comparable to interest income on debt investments recognized during nine months ended September 30, 2019.
Expenses
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$71,933	$70,345	$1,588	2.3%
ILF properties	65,584	64,864	720	1.1%
Net lease properties	13	4	9	225.0%
Total property operating expenses	$137,530	$135,213	$2,317	1.7%
Overall, on a same store basis, real estate property - operating expenses, increased $2.3 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
The increase in operating expenses is primarily attributable to the actions taken by our operators to protect residents and staff from COVID-19. In particular, operators are paying a premium for labor in many markets, particularly in communities that have been severely impacted by COVID-19. In addition, personal protective equipment continues to be costly to source during the pandemic. These costs were partially offset by lower repairs and maintenance expenses as operators minimized all non-essential projects across our direct investment operating portfolio.
Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$14,385	$15,544	$(1,159)	(7.5)%
ILF properties	25,704	26,837	(1,133)	(4.2)%
Net lease properties	8,879	9,178	(299)	(3.3)%
Properties sold	—	247	(247)	(100.0)%
Corporate	623	102	521	510.8%
Total interest expense	$49,591	$51,908	$(2,317)	(4.5)%
Interest expense decreased $2.3 million as a result of lower mortgage notes balances during the nine months ended September 30, 2020 due to continued principal amortization and loan payoffs, in addition to lower LIBOR, which has reduced interest expense on our floating rate debt. Interest expense was recognized and accrued for borrowings with deferred payments under forbearance agreements. For the nine months ended September 30, 2020, corporate interest expense represents interest resulting from the borrowings under our Sponsor Line.
Transaction Costs
Transaction costs for the nine months ended September 30, 2020 were de minimis. Transaction costs for the nine months ended September 30, 2019 were primarily residual costs incurred for the Rochester operator license transfer.
Asset Management and Other Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management and other fees - related party decreased $1.7 million as a result of the declining estimated net asset value year over year.
General and Administrative Expenses
General and administrative expenses increased $0.6 million, primarily as a result of non-operating compensation costs incurred for a property within the Fountains net lease portfolio during the nine months ended September 30, 2020. Increases to corporate overhead costs were offset by lower direct corporate expenses, including, accounting and other professional fees, incurred during the nine months ended September 30, 2020 as comparable to the nine months ended September 30, 2019.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$14,959	$14,826	$133	0.9%
ILF properties	22,847	29,042	(6,195)	(21.3)%
Net lease properties	11,123	10,554	569	5.4%
Properties sold	—	103	(103)	(100.0)%
Total depreciation and amortization	$48,929	$54,525	$(5,596)	(10.3)%
Depreciation and amortization expense decreased $5.6 million, primarily as a result of intangible assets becoming fully amortized in the Winterfell and Rochester portfolios in 2019. Impairments recognized during the second quarter of 2020 for properties in the Winterfell and Aqua portfolios reduced building depreciation expense for the nine months ended September 30, 2020 and contributed to the overall decrease.
Impairment Loss
During the nine months ended September 30, 2020, impairment losses were recorded totaling $91.4 million on operating real estate and held for sale investments. Impairment losses recorded during the nine months ended September 30, 2020 include the following:
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
During the nine months ended September 30, 2019, an impairment loss of $10.1 million was recorded, consisting of $10.0 million recognized for an operating property within the Rochester portfolio with continuing poor performance and low occupancy, as well as $0.1 million to reflect an updated estimated fair value for a net lease property within the Peregrine portfolio previously designated as held for sale.

Realized Gain (Loss) on Investments and Other
We did not recognize any realized gains (losses) during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, realized gains of $5.9 million was primarily related to the sale of the properties within the Peregrine portfolio and two Remainder Interest units in the Fountains portfolio.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019			2020	2019
Portfolio	Equity in Earnings (Losses)		Select Revenues and (Expenses), net(1)		Equity in Earnings, less Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$(3,683)	$758	$(4,381)	$(402)	$698	$1,160	$(462)	(39.8)%	$86	$2,573
Envoy	—	96	—	(822)	—	918	(918)	(100.0)%	390	4,339
Griffin-American	(37,905)	(7,654)	(44,729)	(16,046)	6,824	8,392	(1,568)	(18.7)%	1,487	5,581
Espresso	(522)	(3,034)	(8,256)	(6,324)	7,734	3,290	4,444	135.1%	—	—
Trilogy	5,365	2,188	(10,404)	(10,433)	15,769	12,621	3,148	24.9%	—	4,353
Subtotal	$(36,745)	$(7,646)	$(67,770)	$(34,027)	$31,025	$26,381	$4,644	17.6%	$1,963	$16,846
Operator Platform(2)	(54)	(20)	—	—	(54)	(20)	(34)	170.0%	—	—
Total	$(36,799)	$(7,666)	$(67,770)	$(34,027)	$30,971	$26,361	$4,610	17.5%	$1,963	$16,846
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.
(2)Represents our investment in Solstice.
Our proportionate share of equity in earnings generated by our unconsolidated ventures decreased by $29.1 million primarily due to real estate impairments recorded by the Griffin-American and Eclipse joint ventures.
Equity in earnings, less select revenues and expenses, increased by $4.6 million. Improved performance in the Espresso joint venture, primarily due to lower interest and operating expenses, as well as federal COVID-19 provider relief funds received and recognized by the Trilogy joint venture were the main contributors to the increase for the nine months ended September 30, 2020. Non-recurring earnings recognized by the Envoy joint venture upon the completion of the sale of its remaining operating assets during the three months ended March 31, 2019 and declines in operational performance in the Griffin-American and Eclipse joint ventures during the nine months ended September 30, 2020 partially offset the increase.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2020 was $43,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the nine months ended September 30, 2019 was $38,000.
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

The impact of the COVID-19 pandemic has and will continue to impact our operating results and liquidity. Prior to the COVID-19 pandemic, our business had been impacted by limited growth in revenues due to stagnant occupancy and rate pressures as well as rising labor and benefits costs, resulting in compressed operating margins. The effects of the COVID-19 pandemic have further amplified the aforementioned issues.
At this time, it is difficult to accurately predict the full extent of the financial impact of the COVID-19 virus our operations, as it depends on the extent and nature of exposure of residents and staff to COVID-19, the availability and timeliness of adequate tests, better access to supplies and the duration of the crisis, among other factors. In response to this uncertainty, we have taken the following actions to preserve liquidity and financial resources:
•Borrowed $35.0 million under our Sponsor Line;
•Suspended all repurchases under our Share Repurchase Program effective April 30, 2020;
•Continue to limit capital expenditures of our operating real estate to life safety and essential projects and selectively approve additional improvements;
•Effective May 1, 2020, we entered into forbearance agreements to defer up to 90 days of contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Fountains portfolios. The aggregate outstanding principal amount of these borrowings totaled $1.3 billion as of September 30, 2020.
•Effective July 1, 2020, we entered into a forbearance agreement to defer up to 90 days of interest payments and 120 days of principal payments and temporarily waive financial covenants under the mortgage note for a mortgage note payable on a property within our Rochester portfolio. The outstanding principal amount of the mortgage note payable was $19.9 million as of September 30, 2020.
We currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months. As of November 12, 2020, we had approximately $73.4 million of unrestricted cash. For additional information regarding our liquidity needs and capital resources, see below.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties, rental income from our net leased properties and interest from our debt investment, as well as distributions from our investments in unconsolidated ventures. Net cash provided by operating activities was $28.0 million for the nine months ended September 30, 2020.
A substantial majority of our properties, or 78.0% of our operating real estate, excluding our unconsolidated ventures and properties designated held for sale, are operating properties whereby we are directly exposed to various operational risks. During the nine months ended September 30, 2020, our cash flow from operations continued to be negatively impacted by, among other things, suboptimal occupancy levels, rate pressures, increased labor and benefits costs, as well as rising real estate taxes. Beginning in March 2020, our operations began to be impacted by the COVID-19 pandemic. Occupancy, which is the primary driver of revenues at our properties, has declined, and may continue to decline, as shelter-in-place restrictions limited admissions, tours, inquiries and ultimately move-ins, while the pandemic also increases the risk of resident illness and move-outs. At the same time, operating costs have increased to obtain adequate staffing and personal protective equipment. We expect that these factors will materially impact our revenues, expenses and cash flow generated by the communities of our direct operating investments during the pandemic. As of November 12, 2020, our direct operating investments have not experienced any significant issues collecting rents or other fees from residents as a result of COVID-19.
For our net lease investments, our tenants will be impacted by the same COVID-19 factors discussed above, which has and will continue to affect our tenants’ ability and willingness to pay rent. Numerous state, local, federal and industry-initiated efforts have also affected or may affect landlords and their ability to collect rent and or enforce remedies for the failure to pay rent. As of November 12, 2020, rent collection details for our net lease investments are as follows:
•The tenant of our Peregrine portfolio has failed to remit rental payments in 2020;
•The tenant of our Arbors portfolio, which is currently in lease default as a result of failing to remit rent timely and satisfy other lease conditions, has paid contractual rent through October 2020;

•Effective June 1, 2020, we granted a lease concession to the tenant of our Fountains net lease portfolio. The concession allowed the tenant to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The lease concession provided the tenant relief consistent with the debt forbearance received from the lender of the properties in the portfolio. The amount of the deferred rental payments under the lease concession totaled $3.9 million. The lease concession period ended on August 31, 2020 and the tenant has resumed remitting contractual rent payments, including amounts related to deferred rent granted under the lease concession.
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
In addition, we have significant joint ventures and may not be able to control the timing of distributions, if any, from these investments. As of September 30, 2020, our unconsolidated joint ventures and consolidated joint ventures represented 35.1% and 20.8%, respectively, of our total real estate equity investments, based on cost. Due to uncertainty surrounding COVID-19, our joint ventures, which have been similarly impacted as our direct investments, are likely to suspend or limit distributions to preserve liquidity.
Borrowings
We use asset-level financing as part of our investment strategy and are required to make recurring principal and interest payments on our borrowings. As of September 30, 2020, we had $1.4 billion of consolidated asset-level borrowings outstanding. During the nine months ended September 30, 2020, we paid $52.0 million in recurring principal and interest payments on these borrowings.
Although no significant consolidated borrowings mature in 2020 or 2021, $462.4 million of mortgage notes payable secured by the Watermark Fountains net lease and operating portfolios matures in June 2022, which may require capital to be funded if favorable refinancing is not obtained. Our unconsolidated joint ventures also have significant asset level borrowings, which also may require capital to be funded if favorable refinancing is not obtained.
We entered into an additional forbearance agreement effective July 1, 2020 to defer up to 90 days of interest and 120 days of contractual principal payments for a mortgage note payable on a property within the Rochester portfolio. The forbearance agreement also temporarily waives financial covenants under the mortgage note, which the property has failed to maintain as of September 30, 2020. In addition, the tenant for the Arbors portfolio failed to remit rent timely and satisfy other conditions under its lease, which resulted in a default under the tenant’s lease, and in turn, resulted in a default under the mortgage notes collateralized by the properties as of September 30, 2020.
As the impact of COVID-19 continues to influence performance at our healthcare properties, we expect that we will experience additional defaults. As a result, we entered into forbearance agreements to defer contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Fountains portfolios. The deferred debt service must be repaid over the 12 months following the forbearance period. As of November 12, 2020, deferred debt service outstanding totaled $10.3 million, which has increased payments and will put pressure on liquidity in future periods.
The forbearance agreements for mortgage notes payable on properties within the Rochester, Arbors, Aqua, Fountains and Winterfell portfolios, which were effective on May 1, 2020, effectively deferring debt service for a 90 day period, expired on August 1, 2020. We have resumed remitting debt service, which has increased as a result of the deferred debt service, on these mortgage notes payable.
We continue to engage with lenders, where necessary, regarding further deferral of payment obligations. However, if COVID-19 continues to impact performance and we are unable to obtain accommodations from our lenders, we may be subject to cash flow sweeps, required to repay outstanding obligations, including penalties, prior to the stated maturity, or potentially have assets foreclosed upon.
In April 2020, we borrowed $35.0 million under our Sponsor Line to improve our liquidity position. The borrowings under our Sponsor Line carry an interest rate of 3.5% plus LIBOR. As of November 12, 2020, the effective interest rate of the Sponsor Line was 3.6%.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of September 30, 2020, our leverage was 61.6% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of September 30, 2020, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 60.7%.
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
During the nine months ended September 30, 2020, we spent $9.0 million on capital expenditures for our direct investments, however in response to the COVID-19 pandemic, we, in conjunction with our operating partners, have limited capital expenditures to life safety and essential projects, with the selective approval of additional improvements. At this time, it is uncertain when normalized spending on capital expenditures, including strategic development as outlined in our strategy, will resume.
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

Repurchases
We have adopted a Share Repurchase Program effective August 7, 2012, which enables stockholders to sell their shares to us in limited circumstances. In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we only repurchased shares in connection with the death or qualifying disability of a stockholder. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. On April 7, 2020, our board of directors determined to suspend all repurchases under our existing Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity during the COVID-19 pandemic. During the nine months ended September 30, 2020, we repurchased 0.3 million shares for an aggregate amount of $2.0 million.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2020	2019	2020 vs. 2019 Change
Operating activities	$27,980	$20,043	$7,937
Investing activities	(6,135)	(17,047)	10,912
Financing activities	18,144	(47,336)	65,480
Net (decrease) increase in cash, cash equivalents and restricted cash	$39,989	$(44,340)	$84,329
Operating Activities
Net cash provided by operating activities totaled $28.0 million for the nine months ended September 30, 2020, compared to $20.0 million for the nine months ended September 30, 2019. The increase was primarily attributable to lower interest expense incurred, resulting from lower mortgage and other notes payable balances, as well as lower asset management fees incurred and paid during the nine months ended September 30, 2019.
Investing Activities
Our cash flows from investing activities are generally used to fund investment improvements and acquisitions, net of any investment dispositions. Net cash used in investing activities was $6.1 million for the nine months ended September 30, 2020 compared to $17.0 million for the nine months ended September 30, 2019. Cash flows used in investing activities for the nine months ended September 30, 2020 were primarily recurring capital expenditures for existing investments. Cash flows used in investing activities for the nine months ended September 30, 2019 were primarily a contribution to the Griffin-American joint venture funded in June 2019, partially offset by the net proceeds generated from the Peregrine properties sale and a distribution received from the Envoy joint venture upon the sale of its underlying operating assets.
The following table presents cash used for capital expenditures, excluding our unconsolidated ventures (dollars in thousands):

	Nine Months Ended September 30,
Capital Expenditures	2020	2019	2020 vs. 2019 Change
Recurring	$8,990	$14,644	$(5,654)
Recurring capital expenditures have decreased during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as a result of limiting expenditures to life safety and essential projects, with selective approval of additional improvements, in response to COVID-19.

Financing Activities
For the nine months ended September 30, 2020, our cash flows from financing activities were principally impacted by borrowing $35.0 million under our Sponsor Line, partially offset by our repurchases of common stock and repayments on our mortgage notes payable, which have been reduced as a result of forbearance agreements executed with lenders. Cash flows provided by financing activities was $18.1 million for the nine months ended September 30, 2020 compared to cash flows used in financing activities of $47.3 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the payment of dividends, repurchases of shares under our Share Repurchase Program and the Peregrine portfolio mortgage repayment in May 2019 were the primary drivers of financing cash flows.
Off-Balance Sheet Arrangements
As of September 30, 2020, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Incentive Fee
Our Advisor is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. Our Advisor has not received any incentive fees as of September 30, 2020.

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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to our Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2019	Nine Months Ended September 30, 2020			Due to Related Party as of September 30, 2020 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,477	$13,293	$(13,293)	(2)	$1,477
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,303	7,287	(9,183)		2,407
Total		$5,780	$20,580	$(22,476)		$3,884

_______________________________________
(1)Effective June 30, 2020, our Advisor no longer has the potential to receive a disposition fee in connection with the sale of real estate properties or debt investments. We did not incur any disposition fees during the nine months ended September 30, 2020, nor were any such fees outstanding as of September 30, 2020.
(2)Includes $7.5 million paid in shares of our common stock.
(3)As of September 30, 2020, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us.
Pursuant to our advisory agreement, for the nine months ended September 30, 2020, we issued 1.2 million shares totaling $7.5 million, based on the estimated value per share on the date of each issuance, to an affiliate of our Advisor as part of its asset management fee. As of September 30, 2020, our Advisor, our Sponsor and their affiliates owned a total of 4.3 million shares or $26.9 million of our common stock based on our most recent estimated value per share. As of September 30, 2020, our Advisor, our Sponsor and their affiliates owned 1.9% of the total outstanding shares of our common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who owns 80.0%, and us, who owns 20.0%. For the nine months ended September 30, 2020, we recognized property management fee expense of $3.8 million paid to Solstice related to the Winterfell portfolio.
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
In December 2015, we, through a joint venture with GAHR3, a REIT sponsored and advised by AHI, acquired a 29.0% interest in the Trilogy portfolio, a $1.2 billion healthcare portfolio and contributed $201.7 million for our interest. The purchase was approved by our board of directors, including all of our independent directors. In October 2018, we sold 20.0% of our ownership interest in the Trilogy joint venture, which generated gross proceeds of $48.0 million and reduced our ownership interest in the joint venture from approximately 29% to 23%. We sold the ownership interest to a wholly-owned subsidiary of the operating partnership of GAHR4, a REIT sponsored by AHI.
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

Recent Developments
No material events have occurred subsequent to September 30, 2020 through the issuance of our consolidated financial statements.
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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(17,987)	$(14,624)	$(169,749)	$(50,387)
Adjustments:
Depreciation and amortization	15,945	16,164	48,929	54,525
Impairment losses of depreciable real estate	—	—	91,437	10,146
Depreciation and amortization related to unconsolidated ventures	7,640	7,942	23,946	23,802
Depreciation and amortization related to non-controlling interests	(161)	(158)	(485)	(471)
Impairment loss on real estate related to non-controlling interests	—	—	(597)	(300)
Realized (gain) loss from sales of property	—	—	—	(6,104)
Realized (gain) loss from sales of property related to unconsolidated ventures	(237)	—	(237)	(85)
Impairment losses of depreciable real estate held by unconsolidated ventures	138	1,102	37,517	1,617
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$5,338	$10,426	$30,761	$32,743
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$5,338	$10,426	$30,761	$32,743
Adjustments:
Acquisition fees and transaction costs	—	29	7	105
Straight-line rental (income) loss	154	(50)	224	(478)
Amortization of premiums, discounts and fees on investments and borrowings	1,248	1,235	3,724	3,673
Adjustments related to unconsolidated ventures(1)	1,062	2,490	6,545	8,693
Adjustments related to non-controlling interests	(12)	(6)	(36)	(21)
Realized (gain) loss on investments and other	—	(204)	—	178
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$7,790	$13,920	$41,225	$44,893
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

The following table presents distributions declared (dollars in thousands):

	Nine Months Ended		Year Ended
	September 30, 2020		December 31, 2019
Distributions(1)
Cash	$—		$2,991
DRP	—		2,422
Total	$—		$5,413

Sources of Distributions(1)
FFO(2)	$—	—%	$5,413	100%
Offering proceeds - Other	—	—%	—	—%
Total	$—	—%	$5,413	100%

Cash Flow Provided by (Used in) Operations	$27,980		$25,298
_______________________________________
(1)Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
(2)From inception of our first investment on April 5, 2013 through September 30, 2020, we declared $433.8 million in distributions. Cumulative FFO for the period from April 5, 2013 through September 30, 2020 was $123.2 million.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of September 30, 2020, 14.0% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. As of September 30, 2020, floating rate liabilities outstanding related to mortgage notes payable of our direct operating investments and our line of credit from a related party.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of September 30, 2020, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $2.1 million annually. We did not have any floating rate real estate debt investments as of September 30, 2020.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of September 30, 2020, we had one fixed-rate debt investment with a carrying value of $55.0 million.
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
As of September 30, 2020, one borrower, a subsidiary of the Espresso joint venture, accounted for 100.0% of the aggregate principal amount of our debt investments and 100.0% of our interest income for the nine months ended September 30, 2020. We continue to assess the collectability of principal and interest and monitor the status of the sub-portfolios and senior lenders within the joint venture. The debt investment matures in January 2021 and if the borrower is not able to refinance with another lender or otherwise repay the principal amount at its stated maturity, we may have to negotiate modifications to the loan agreement, which may delay our ability to realize liquidity from this investment.
Risk Concentration
The following table presents the operators and tenants of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

				Nine Months Ended September 30, 2020
Operator / Tenant		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$106,499	50.8%
Solstice Senior Living	(3)	32	4,000	76,314	36.3%
Avamere Health Services		5	453	13,496	6.4%
Arcadia Management		4	572	7,961	3.8%
Integral Senior Living	(3)	3	162	5,521	2.6%
Senior Lifestyle Corporation	(4)	1	63	—	—%
Other	(5)	—	—	163	0.1%
Total		75	10,515	$209,954	100.0%
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
(4)Tenant has failed to remit rental payments during the nine months ended September 30, 2020.
(5)Consists primarily of interest income earned on corporate-level cash accounts.

Watermark Retirement Communities and Solstice, together with their affiliates, manage substantially all of our operating properties. As a result, we are dependent upon their personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our properties efficiently and effectively. Through our 20.0% ownership of Solstice, we are entitled to certain rights and minority protections. As Solstice is a joint venture formed exclusively to operate the Winterfell portfolio, Solstice has generated, and may continue to generate, operating losses if declines in occupancy and operating revenues at our Winterfell portfolio continue.

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
Declines in performance at our properties may result in defaults under our borrowings, including in some cases insufficient cash flow generated by operations to support current debt service on our borrowings. Any defaults will negatively impact our liquidity and may increase our risk of loss associated with our properties.  We have entered into forbearance agreements suspending debt service payments for borrowings on properties within our Aqua, Rochester, Arbors, Winterfell and Fountains portfolios.  The aggregate outstanding principal amount of these borrowings totaled $1.3 billion as of September 30, 2020. Pursuant to these forbearance agreements, we are required to repay deferred debt service within 12 months following the end of the forbearance period, and our ability to do so may depend upon the extent and severity of the impact of COVID-19 on our properties.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. For the nine months ended September 30, 2020, we have not declared any distributions. For the year ended December 31, 2019, we declared distributions of $5.4 million compared to cash provided by operating activities of $25.3 million. For the declared distributions during the year ended December 31, 2019, $5.4 million, or 100.0%, of the distributions declared were paid using cash from operations.
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
For the nine months ended September 30, 2020, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	—	—
February 1 to February 28	319,700	$6.25	319,700	(1)
March 1 to March 31	—	—	—
April 1 to April 30	—	—	—
May 1 to May 31	—	—	—
June 1 to June 30	—	—	—
July 1 to July 30	—	—	—
August 1 to August 31	—	—	—
September 1 to September 30	—	—	—
Total	319,700		319,700
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
Unregistered Sales of Equity Securities
On July 31, 2020, August 31, 2020 and September 30, 2020, we issued 133,333 shares of common stock at $6.25 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

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

NorthStar Healthcare Income, Inc.
Date:	November 12, 2020	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ FRANK V. SARACINO
			Name:	Frank V. Saracino
			Title:	Chief Financial Officer and Treasurer