Form 10-K
period 2020-12-31
NorthStar Healthcare Income, Inc.
filed 2021-03-23
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 190,837,789 shares outstanding as of March 18, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement related to the registrant’s 2021 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including in this Annual Report on Form 10-K under the heading “Risk Factor Summary” and Item 1A. “Risk Factors” below. The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

RISK FACTOR SUMMARY
Investing in our securities involves a high degree of risk. Below is a summary of principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading Item 1A. “Risk Factors” below.
Risks Related to Our Business
•The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.
•We do not control the operations of our healthcare properties and are therefore dependent on the operators and managers, as applicable, of these properties to successfully operate their businesses.
•We depend on two operators/managers, Watermark Retirement Communities, or Watermark, and Solstice, for a significant majority of our revenues and net operating income. Adverse developments in Watermark’s or Solstice’s business and affairs or financial condition could have a material adverse effect on us.
•Decreases in our operators’ revenues or increases in our operators’ expenses could negatively affect our financial results.
•If we must replace any of our operators or managers, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a material adverse effect on us.
•We are subject to risks associated with capital expenditures, and our failure to adequately manage such risks could have a material adverse effect on our business, financial condition and results of operations.
•Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
• We are directly exposed to operational risks at certain of our healthcare properties, which could adversely affect our revenue and operations.
Risks Related to Our Capital Structure
•Stockholders are not currently able to sell any of their shares of our common stock back to us pursuant to our share repurchase program, or the Share Repurchase Program, and if they do sell their shares on any limited market that may develop, they may not receive the price they paid upon subscription.
•No public trading market for our shares currently exists, and as a result, it will be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, stockholders will likely sell them at a substantial discount to the price paid for those shares.
•Our board of directors determined an estimated value per share of $3.89 for our common stock as of June 30, 2020. You should not rely on the estimated value per share as being an accurate measure of the current value of shares of our common stock or in making an investment decision.
•If we do not successfully implement a liquidity transaction, stockholders may have to hold their investments for an indefinite period.
•Our distribution policy is subject to change. We may not be able to make distributions in the future.
•We require capital in order to operate our business, and the failure to obtain such capital would have a material adverse effect on our business, financial condition and results of operations.
•We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
Risks Related to Our Advisor
•Our ability to achieve our investment objectives depends in substantial part upon the performance of our advisor.
•Our sponsor’s strategic pivot to digital real estate and infrastructure may create business uncertainties, which could have an adverse impact on our business.
•Any adverse changes in our sponsor’s financial health or the public perception of our sponsor could hinder our operating performance and the return on stockholders’ investment.

•Our sponsor may determine not to provide assistance, personnel support or other resources to our advisor or us, which could impact our ability to achieve our investment objectives.
•If we terminate our advisory agreement with our advisor, we may be required to pay significant fees to an affiliate of our sponsor, which will reduce cash available for distribution to stockholders.
•If we internalize our management functions, stockholders’ interests in us could be diluted and we could incur other significant costs associated with being self-managed.
Risks Related to Conflicts of Interest
•Our executive officers and our advisor’s and its affiliates’ key professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.
•Our executive officers and our advisor’s and its affiliates’ key investment professionals who perform services for us face conflicts of interest related to their positions and interests in our advisor and its affiliates which could hinder our ability to implement our business strategy and to generate returns to stockholders.
Risks Related to Our Company and Corporate Structure
•We are subject to substantial litigation risks and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
•We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Regulatory Matters and Our REIT Tax Status
•Our failure to continue to qualify as a real estate investment trust, or REIT, would subject us to federal income tax.
•Our healthcare properties may be impacted by future legislative, regulatory and competitive changes and the actions of governmental authorities.

PART I
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries, in all cases acting through its external advisor, unless context specifically requires otherwise.
Overview
We were formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity seniors housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities and continuing care retirement communities. We also invest in other healthcare property types, including medical office buildings, hospitals, rehabilitation facilities and ancillary healthcare services businesses. Our investments are predominantly in the United States, but we also selectively make international investments.
We were formed in October 2010 as a Maryland corporation and commenced operations in February 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. We are sponsored by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital or our Sponsor, a leading global investment management firm. Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds and non-traded and traded REITs, which we refer to collectively as the Managed Companies. As of December 31, 2020, our Sponsor had approximately $42.0 billion of assets under management, including Colony Capital’s balance sheet investments and third-party managed investments. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of Colony Capital and manages our day-to-day operations pursuant to an advisory agreement.
From inception through December 31, 2020, we raised total gross proceeds from the sale of shares of our common stock totaling $2.0 billion, including $232.6 million pursuant to our distribution reinvestment plan, or our DRP, collectively referred to as of our Offering.
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
•Consider Selective Dispositions and Opportunities for Asset Repositioning. We will consider dispositions of assets and portfolios where we believe the disposition will achieve a desired return and improve our liquidity position. Additionally, we will continue to assess the need for strategic repositioning or sale of assets, joint ventures, operators and markets to position our portfolio for optimal performance.
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

Our Investments
We have invested in independent living facilities, or ILFs, assisted living facilities, or ALFs, memory care facilities, or MCFs, and continuing care retirement communities, or CCRCs, which we collectively refer to as seniors housing facilities, skilled nursing facilities, or SNFs, medical office buildings, or MOBs, and hospitals.
Our primary investment segments are as follows:
•Direct Investments - Net Lease - Healthcare properties operated under net leases with an operator.
•Direct Investments - Operating - Healthcare properties operated pursuant to management agreements with healthcare managers.
•Unconsolidated Investments - Healthcare joint ventures, including properties operated under net leases with an operator or pursuant to management agreements with healthcare managers, in which we own a minority interest.
•Debt and Securities Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate and commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties. As of December 31, 2020, we had one mezzanine loan.
For financial information regarding our reportable segments, refer to Note 13, “Segment Reporting” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

The following table presents a summary of investments as of December 31, 2020 (dollars in thousands):

		Properties(1)(2)
Investment Type / Portfolio	Amount(3)	Seniors Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Net Lease
Watermark Fountains(4)	$288,836	6	—	—	—	6	Various	100.0%
Arbors	126,825	4	—	—	—	4	Northeast	100.0%
Smyrna (formerly Peregrine)	10,000	1	—	—	—	1	Southeast	100.0%
Subtotal	$425,661	11	—	—	—	11

Direct Investments - Operating
Winterfell	$904,985	32	—	—	—	32	Various	100.0%
Watermark Fountains(4)	356,914	9	—	—	—	9	Various	97.0%
Rochester	219,518	10	—	—	—	10	Northeast	97.0%
Watermark Aqua	116,216	5	—	—	—	5	West/Southwest/Midwest	97.0%
Avamere	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	19,427	1	—	—	—	1	West	100.0%
Subtotal	$1,716,498	62	—	—	—	62

Unconsolidated Investments
Diversified US/UK (formerly Griffin-American)	$454,154	92	108	40	9	249	Various	14.3%
Trilogy(5)	367,096	15	—	67	—	82	Various	23.2%
Espresso	317,166	6	—	148	—	154	Various	36.7%
Eclipse	37,291	42	—	9	—	51	Various	5.6%
Solstice(6)	—	—	—	—	—	—	Various	20.0%
Subtotal	$1,175,707	155	108	264	9	536

Debt and Securities Investments
Mezzanine Loan(7)	$74,182	—	—	—	—	—

Total Investments	$3,392,048	228	108	264	9	609
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
Our investments include the following types of healthcare facilities as of December 31, 2020:
•Seniors Housing. We define seniors housing to include ILFs, ALFs, MCFs and CCRCs, as described in further detail below. Revenues generated by seniors housing facilities typically come from private pay sources, including private insurance, and to a much lesser extent government reimbursement programs, such as Medicare and Medicaid.
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
•Hospitals. Services provided by operators and tenants in hospitals are paid for by private sources, third-party payers (e.g., insurance and Health Maintenance Organizations), or through the Medicare and Medicaid programs. Our hospital properties typically will include acute care, long-term acute care, specialty and rehabilitation hospitals and generally are leased to operators under triple-net lease structures.
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
The weighted average resident occupancy of our operating properties was 77.4% for the year ended December 31, 2020.
Direct Investments - Net Lease
For our net lease properties, we enter into net leases that generally provide for fixed rental payments, subject to periodic increases based on certain percentages or the consumer price index, and obligate the operator to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Revenue derived from our net lease properties is classified as rental income on our consolidated statements of operations.
Our net lease properties are leased to three operators. The remaining lease term for each operator as of December 31, 2020 is as follows:

Operator	Properties Leased		Remaining Lease Term (Years)
Watermark Retirement Communities	6	(1)	1.2
Arcadia Management	4	(2)	8.8
Senior Lifestyle Corporation	1		(3)
_______________________________________
(1)The lease for the properties operated by Watermark Retirement Communities (“Watermark”) expires in March 2022. We may not be able to renew the lease with Watermark at the same rent, or at all, and it may also be difficult to find a replacement operator to operate these properties.
(2)Operator has failed to remit rent timely and comply with other contractual terms of its lease agreement, which resulted in a default under the operator’s lease as of December 31, 2020.
(3)Operator is in default under its lease for failing to remit rental payments. As such, we consider there to be no additional term remaining on the lease. We continue to assess options for repositioning this property.

Operators and Managers
The following table presents the operators and managers of our direct investments (dollars in thousands):

				Year Ended December 31, 2020
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$138,708	50.3%
Solstice Senior Living	(3)	32	4,000	101,054	36.7%
Avamere Health Services		5	453	17,367	6.3%
Arcadia Management		4	572	10,615	3.9%
Integral Senior Living	(4)	1	44	7,405	2.7%
Senior Lifestyle Corporation	(5)	1	63	—	—%
Other	(6)	—	—	199	0.1%
Total		73	10,397	$275,348	100.0%
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
(4)Property count and units exclude two ISL properties designated as held for sale as of December 31, 2020.
(5)Operator has failed to remit rental payments during the year ended December 31, 2020.
(6)Consists primarily of interest income earned on corporate-level cash accounts.
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
Unconsolidated Investments
The following table presents our unconsolidated investments (dollars in thousands):

						Properties as of December 31, 2020(1)
Portfolio	Partner	Acquisition Date	Ownership	AUM(2)	Equity Investment(3)	Seniors Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	Colony Capital/Formation Capital, LLC	May-2014	5.6%	$37,291	$23,400	42	—	9	—	51
Diversified US/UK (formerly Griffin-American)	Colony Capital	Dec-2014	14.3%	454,154	243,544	92	108	40	9	249
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	317,166	55,146	6	—	148	—	154
Trilogy(4)	Griffin-American Healthcare REIT III & IV /Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	367,096	189,032	15	—	67	—	82
Subtotal				$1,175,707	$511,122	155	108	264	9	536
Solstice		Jul-2017	20.0%	—	2	—	—	—	—	—
Total				$1,175,707	$511,124	155	108	264	9	536
_______________________________________
(1)Excludes properties classified as held for sale.
(2)Represents assets under management based on cost, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Does not include cost of properties held for sale.
(3)Represents initial and subsequent contributions to the underlying joint venture through December 31, 2020.
(4)In October 2018, we sold 20.0% of our ownership interest in the Trilogy joint venture, which reduced our ownership interest in the joint venture from approximately 29% to 23%.

•Eclipse. Portfolio of SNFs and ALFs leased to, or managed by, a variety of different operators/managers across the United States. Our Sponsor and other minority partners and Formation own 86.4% and 8.0% of this portfolio, respectively.
•Diversified US/UK (formerly Griffin-American). Portfolio of SNFs, ALFs, MOBs and hospitals across the United States and care homes in the United Kingdom. Our Sponsor and other minority partners own the remaining 85.7% of this portfolio.
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
Debt and Securities Investments Overview
Our investments in real estate debt secured by healthcare facilities consisted of one mezzanine loan. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above. The following table presents a summary of our debt investment as of December 31, 2020 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value(2)	Fixed Rate	Final Maturity Date
Espresso Mezzanine loan(1)	1	$74,182	$55,864	10.0%	Jan 2022
_______________________________________
(1)Property type underlying the mezzanine loan are predominately SNFs located primarily in the Midwest, Northeast and Southeast regions of the United States.
(2)As a result of impairments and other non-cash reserves recorded by the joint venture, the carrying value of our Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. We have recorded the excess equity in losses related to our unconsolidated investment as a reduction to the carrying value of our mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of December 31, 2020, the cumulative excess equity in losses included in our mezzanine loan carrying value was $18.3 million.
As of December 31, 2020, our debt investment was performing in accordance with the contractual terms of its governing documents. As of March 18, 2021, contractual debt service on the Espresso mezzanine loan has been paid in accordance with contractual terms.
Effective December 31, 2020, we executed an amended and restated loan agreement with the borrower of our debt investment. The terms set forth under the amended loan agreement include:
•a partial principal repayment totaling $5.0 million upon execution, which was received in January 2021, as well as the remittance of modification fees upon certain milestones;
•a fixed interest rate of 14.0%, effective February 2021, as well as the accrual of additional payment-in-kind, or PIK, interest based on outstanding principal balance thresholds;
•periodic principal repayments from the borrower’s available cash flow; and
•an extension of the loan’s maturity through January 2022.

Portfolio Management
Our Advisor and its affiliates maintain a comprehensive portfolio management process that generally includes oversight by asset management and capital markets teams, regular management meetings and operating results review process. These processes are designed to enable management to evaluate and proactively identify asset-specific issues and trends on a portfolio-wide, sub-portfolio or asset type basis. Nevertheless, we cannot be certain that our Advisor’s review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from issues that are not identified during these portfolio reviews or the asset and portfolio management process.
Our Advisor’s asset management and capital markets teams are experienced and use many methods to actively manage our asset base to enhance or preserve our income, value and capital and mitigate risk. Our Advisor’s asset management and capital markets teams seek to identify strategic development opportunities for our existing and future investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide optimal mix of services and enhance the overall value of our assets. To manage risk, our Advisor’s asset management and capital markets teams engage in frequent review and dialogue with operators/managers/borrowers/third party advisors and periodic inspections of our owned properties and collateral. In addition, our Advisor’s asset management and capital market teams consider the impact of regulatory changes on the performance of our portfolio.
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
Sources of Operating Revenues and Cash Flows
We generate revenues from resident fees, rental income and net interest income. Resident fee income from our seniors housing operating facilities is recorded when services are rendered and includes resident room and care charges and other resident charges. Rental income is generated from our real estate for the leasing of space to various types of healthcare operators/tenants/residents. Net interest income is generated from our debt investment. Additionally, we report our proportionate interest of revenues and expenses from unconsolidated joint ventures, which own healthcare real estate, through equity in earnings (losses) of unconsolidated ventures on our consolidated statements of operations.
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

Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Regulation
We are subject, in certain circumstances, to supervision and regulation by state and federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:
•require compliance with applicable REIT rules;
•regulate healthcare operators with respect to licensure, certification for participation in government programs and relationships with patients, physicians, tenants and other referral sources;
•regulate occupational health and safety;
•regulate removal or remediation of hazardous or toxic substances;
•regulate land use and zoning;
•regulate removal of barriers to access by persons with disabilities and other public accommodations;
•regulate tax treatment and accounting standards; and
•regulate use of derivative instruments and our ability to hedge our risks related to fluctuations in interest rates and exchange rates.
Tax Regulation
We elected to be taxed as a REIT under the Internal Revenue Code, commencing with our taxable year ended December 31, 2013. If we maintain our qualification as a REIT for federal income tax purposes, we will generally not be subject to federal income tax on our taxable income that we distribute as dividends to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. In addition, we operate certain healthcare properties through structures permitted under the REIT Investment Diversification and Empowerment Act of 2007, which permit the Company, through taxable REIT subsidiaries, or TRSs, to have direct exposure to resident fee income and incur related operating expenses.
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
•    For taxable years beginning after 2015, a 100% excise tax will apply to “redetermined services income,” i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT managers, which are potentially taxed as redetermined rents).
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
The Tax Cuts and Jobs Act
On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act, or the TCJA. The TCJA made major changes to the Internal Revenue Code including several provisions of the Internal Revenue Code that may affect the taxation of REITs and their securityholders described under the heading “U.S. Federal Income Tax Considerations” in our prospectus included in our Registration Statement on Form S-3 filed December 7, 2015. Certain provisions of the TCJA were temporarily modified by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The most significant of these provisions, as modified by the CARES Act, if applicable, are briefly summarized as follows:

•With respect to individuals, the TCJA made significant changes to individual tax rates and deductions:
◦The TCJA created seven income tax brackets for individuals ranging from 10% to 37% that generally apply at higher thresholds than current law. For example, the highest 37% rate applies to joint return filer incomes above $600,000, instead of the highest 39.6% rate that applied to incomes above $470,700 under pre-TCJA law.
◦The maximum 20% rate that applies to long-term capital gains and qualified dividend income remained unchanged, as did the 3.8% Medicare tax on net investment income.
◦The TCJA eliminated personal exemptions, but nearly doubled the standard deduction for most individuals (for example, the standard deduction for joint return filers rose from $12,700 in 2017 to $24,000 in 2018).
◦The TCJA eliminated many itemized deductions, limited individual deductions for state and local income, property and sales taxes (other than those paid in a trade or business) to $10,000 collectively for joint return filers, and limited the amount of new acquisition indebtedness on principal or second residences for which mortgage interest deductions are available to $750,000. Interest deductions for new home equity debt were eliminated.
◦Charitable deductions were generally preserved. The phaseout of itemized deductions based on income was eliminated.
◦The TCJA did not eliminate the individual alternative minimum tax, but it raised the exemption and exemption phaseout threshold for application of the tax.
◦These individual income tax changes were generally effective beginning in 2018, but without further legislation, they will sunset after 2025.
•Under the TCJA, individuals, trusts, and estates generally may deduct 20% of “qualified business income” (generally, domestic trade or business income other than certain investment items) of certain pass-through entities. In addition, “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income, which in each case are already eligible for capital gain tax rates) and certain other income items are eligible for the deduction by the taxpayer. The overall deduction is limited to 20% of the sum of the taxpayer’s taxable income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. In addition, for taxpayers with income above a certain threshold (e.g., $315,000 for joint return filers), the deduction for each trade or business is generally limited to no more than the greater of (i) 50% of the taxpayer’s proportionate share of total wages from the pass-through entity, or (ii) 25% of the taxpayer’s proportionate share of such total wages plus 2.5% of the unadjusted basis of acquired tangible depreciable property that is used to produce qualified business income and satisfies certain other requirements. To qualify for this deduction, the stockholder receiving such dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property.
•The deduction for qualified REIT dividends is not subject to these wage and property basis limits. Consequently, the deduction equates to a maximum 29.6% tax rate on ordinary REIT dividends. As with the other individual income tax changes, the deduction provisions were effective beginning in 2018. Without further legislation, the deduction would sunset after 2025.
•Net operating loss, or NOL, provisions were modified by the TCJA. The TCJA limited the NOL deduction to 80% of taxable income (before the deduction), however, this 80% limitation was lifted for taxable years beginning before January 1, 2021 by the CARES Act. The TCJA also generally eliminated NOL carrybacks for individuals and non-REIT corporations, however, under the CARES Act, NOLs generated in years beginning after December 31, 2017 and before January 1, 2021 may be carried back five years. REITs may not carryback NOLs, but may carryforward NOLs indefinitely. Subject to the modifications by the CARES Act, the new NOL rules apply to losses arising in taxable years beginning in 2018.
•The TCJA reduced the 35% maximum federal corporate income tax rate to a maximum 21% rate, and reduced the dividends-received deduction for certain corporate subsidiaries. The reduction of the federal corporate income tax rate to 21% also results in the reduction of the maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of USRPIs from 35% to 21%. The TCJA also permanently eliminated the corporate alternative minimum tax. These provisions were effective beginning in 2018.
•The TCJA limited a taxpayer’s net interest expense deduction to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. The CARES Act temporarily increased this limit, in the absence of an election otherwise, to 50% for non-partnership entities for their 2019 and 2020 taxable years and for partnerships for their 2020 taxable years. In addition, under the CARES Act, a taxpayer may elect to use its adjusted taxable income from its 2019 taxable year for purposes of calculating its limitation in its 2020 taxable year. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitation at the partnership level. Under the CARES Act, partner allocated disallowed interest with respect to a partnership’s 2019 taxable year may deduct 50% of such amount in such partner’s 2020 taxable year. The TCJA allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property, and a 40-year recovery period for related improvements described below. For this purpose, a real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operating, management, leasing, or brokerage trade or business. We believe this definition encompasses our business and thus will allow us the option of electing out of the limits on interest deductibility should we determine it is prudent to do so. Nonetheless, if a domestic TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships). The interest deduction limit applied beginning in 2018.
•For taxpayers that do not use the TCJA’s real property trade or business exception to the business interest deduction limits, the TCJA maintains the current 39-year and 27.5-year straight line recovery periods for nonresidential real property and residential rental property, respectively, and provides that tenant improvements for such taxpayers are subject to a general 15-year recovery period. Also, the TCJA temporarily allows 100% expensing of certain new or used tangible property through 2022, phasing out at 20% for each following year. The changes apply, generally, to property acquired after September 27, 2017 and placed in service after September 27, 2017.
•The TCJA continues the deferral of gain from the like-kind exchange of real property, but provides that foreign real property is no longer “like-kind” to domestic real property. Furthermore, the TCJA eliminated like-kind exchanges for most personal property. These changes were effective generally for exchanges completed after December 31, 2017.
•The TCJA moved the United States from a worldwide to a modified territorial tax system, with provisions included to prevent corporate base erosion. These provisions could affect the taxation of foreign subsidiaries and properties.
•The TCJA made other significant changes to the Internal Revenue Code. These changes include provisions limiting the ability to offset dividend and interest income with partnership or S corporation net active business losses. These provisions were effective beginning in 2018, but without further legislation, will sunset after 2025.
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
Fraud and Abuse Enforcement
Healthcare providers are subject to federal and state laws and regulations that govern their operations and, in some cases, arrangements with referral sources. These laws include those that require providers to furnish only medically necessary services and submit to third-party payors valid and accurate statements for each service, as well as kickback laws, self-referral laws and false claims acts. In particular, enforcement of the federal False Claims Act has resulted in increased enforcement activity for healthcare providers and can involve significant monetary damages and awards to private plaintiffs who successfully bring “whistleblower” lawsuits. Sanctions for violations of these laws, regulations and other applicable guidance may include, but are not limited to, loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and criminal penalties and fines, suspension or exclusion from federal and state healthcare programs or closure of the facility, any of which could have a material adverse effect on the operations and financial condition of our operators, which, in turn may adversely impact us.
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
The U.S. Department of Health and Human Services, or the DHHS, and its agency that oversees much of the ACA, the Centers for Medicare and Medicaid Services, or CMS, have substantially revised a number of ACA-related regulations, which have altered financial support for health plans, enrollment operations and individuals seeking to purchase insurance. CMS also has allowed new insurance options offering less coverage to compete in the market. These changes and other market dynamics are associated with declining enrollment and increased numbers of uninsured and under-insured individuals in recent years. Further, CMS has approved waivers permitting states to alter state Medicaid programs by, among other things, requiring individuals to meet certain requirements, like work requirements, in order to maintain eligibility for Medicaid (although some of these waivers have subsequently been challenged in court). The new administration may seek to revise many of these regulatory and subregulatory actions. In the meantime, these and other actions may continue to impact the insurance markets and reduce the number of individuals purchasing insurance or qualifying for Medicaid and may negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us. If the new administration and Congress seek different policy directions, those changes could strengthen the ACA and positively impact enrollment experience, but these changes nonetheless could cause disruption in the marketplace, which could negatively impact the operations and financial condition of our tenants and operators, which in turn may adversely impact us.
In 2017, Congress enacted legislation eliminating the tax penalty for individuals who do not purchase insurance after it unsuccessfully sought to replace substantial parts of the ACA with different mechanisms for facilitating insurance coverage in the commercial and Medicaid markets. Based in part on this change, on December 14, 2018, a U.S. District Court in Texas ruled the ACA unconstitutional in its entirety. The case is now pending before the U.S. Supreme Court. No changes are expected while the appeals are pending. Should lower court rulings be upheld in whole or part, it could dramatically change U.S. healthcare regulation in numerous ways and may potentially spur congressional action, making the ultimate consequences of the ruling difficult to predict. Should the ruling be upheld and implemented, the immediate effects would include reduced access to health coverage through: (1) reduced Medicaid eligibility, (2) the disestablishment of health insurance exchanges and accompanying subsidized premiums, and (3) no requirement for businesses to provide health insurance. Amendments, including certain waivers, to healthcare fraud and abuse laws made by the ACA would also be void, which could change the enforcement posture of federal regulators. Current healthcare reimbursement standards, including those discussed below, are predicated, in part, on changes made by the ACA and implementation of this ruling would create significant uncertainty regarding the legality of such standards and what standards are in effect absent the ACA. The effects of this ruling could adversely affect the operations and financial condition of our tenants and operators, and adversely impact us.
Reimbursement Generally
Federal, state and private payor reimbursement methodologies applied to healthcare providers are continuously evolving. Federal and state healthcare financing authorities are continuing to implement new or modified reimbursement methodologies that shift risk to healthcare providers and generally reduce payments for services, which may negatively impact healthcare property operations. Additionally, Congress and the new presidential administration could substantially change the health insurance industry and payment systems. The impact of any such changes, if implemented, may result in an adverse effect on our tenants and operators, and may adversely impact us.
SNFs and hospitals typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers and self-pay patients. Seniors housing facilities (ALFs, ILFs and MCFs) typically receive most of their revenues from private pay sources and a small portion of their revenue from the Medicaid program. Providers that contract with government and private payors may be subject to periodic pre- and post-payment reviews and other audits. Payors are increasing their scrutiny of payments for items and services, and are increasingly decreasing or denying payments to providers. A review or audit of a property operator’s claims could result in recoupments, denials or delay of payments in the future, each of which could have a significant negative financial impact on such property. In some instances, a property operator may be removed and barred from participating in one or more federal or state programs, which can have a debilitating impact on cash flow, revenue expectations and ultimately, viability. Any development that compromises the financial viability of an operator negatively impacts us. Additionally, there can be no guarantee that a third-party payor will continue to reimburse for services at current levels or continue to be available to residents of our facilities. Rates generated at facilities will vary by payor mix, market conditions and resident acuity. Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs.
Medicare Reimbursement
Medicare is a significant payor source for our SNFs and hospitals. SNFs and hospitals are reimbursed by Medicare under prospective payment systems; payments to a tenant under these Medicare payment systems varies based upon the type of hospital, geographic location and service furnished, among other things. Under these payment systems, providers typically receive fixed fees for defined services, which creates a risk that payments will not cover the costs of delivering care. In addition, CMS continues to focus on linking payment to performance relative to quality and other metrics, including performance of up- and downstream, unrelated providers, and bundling payments for multiple items and services in a way that shifts more financial risk to providers. These changes, and a facility’s ability to conform to them, could reduce payments and patient volumes for some facilities, including our operators, which may in turn impact us. Furthermore, while CMS has previously tested some of these new payment principles through optional “models,” CMS could adopt rules making certain detrimental payment policies broadly applicable and mandatory. The new presidential administration could propose additional unanticipated changes to the amount and manner in which healthcare providers are paid, and these changes also could have a material adverse effect on payments and patient volumes for some facilities.
Skilled Nursing Conditions for Participation - On October 4, 2016, CMS published a final rule to make major changes to improve the care and safety of residents in long-term care facilities that participate in the Medicare and Medicaid programs. The policies in this final rule were targeted at reducing unnecessary hospital readmissions and infections, improving the quality of care, and strengthening safety measures for residents in these facilities. The regulations were effective on November 28, 2016, but CMS has been implementing the regulations using a phased approach, with Phase 1 of the regulations implemented on November 28, 2016 and Phase 2 of the regulations implemented on November 28, 2017. Phase 3 of the regulations were to be implemented on November 28, 2019, but CMS proposed substantial changes in July 2019. Those changes have not been finalized yet. In the meantime, Phase 3 has not been implemented. Failure of our operators to comply with the new regulations could have an adverse impact the operations and financial condition of our operators, which in turn may adversely impact us.
Skilled Nursing - In August 2018, CMS adopted a revised methodology used to compensate SNFs for therapy services, which changes the core basis of reimbursement from duration of services provided to reimbursement based on anticipated patient needs; these changes took effect on October 1, 2019. A SNF operator’s ability to conform to these changes could positively or negatively impact the facility’s revenue, which in turn, may impact us.
Medicaid Reimbursement
Medicaid is also a significant payor source for our SNFs and hospitals. The federal and state governments share responsibility for financing Medicaid. Within certain federal guidelines, states have a fairly wide range of discretion to determine Medicaid eligibility and reimbursement methodology. In recent years, CMS embraced a more flexible approach to state amendments and waivers that allow states even more latitude to determine eligibility and reimbursement. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits; some states have elected not to expand their Medicaid eligibility criteria pursuant to the ACA. Some states have pursued block grant arrangements with CMS, which cap overall federal financial participation, and incentivize the state to reduce Medicaid expenditures. Some states are transitioning their Medicaid programs to managed care models, which rely on networks of contracted providers to provide services at reduced negotiated rates to a higher volume of patients than they might see absent the contract. Such changes may reduce the volume of Medicaid patients at facilities that do not participate in the managed care plan’s network. Facilities that do participate may not receive a sufficient increase in patient volume to offset their lowered reimbursement rates. The new Administration may seek to revisit some of these flexibilities and trends, which could further disrupt state Medicaid regimes and adversely affect providers. In some states, our tenants and operators could experience delayed or reduced payment for services furnished to Medicaid enrollees, which in turn may adversely impact us. Further, as noted above, ongoing litigation regarding the ACA and Medicaid waivers may also affect Medicaid coverage and reimbursement.
Licensure, CON, Certification and Accreditation
Hospitals, SNFs, seniors housing facilities and other healthcare providers that operate healthcare properties in our portfolio may be subject to extensive state licensing and certificate of need, or CON, laws and regulations, which may restrict the ability of our operators to add new properties, expand an existing facility’s size or services, or transfer responsibility for operating a particular facility to a new operator. The failure of our tenants or managers to obtain, maintain or comply with any required license, CON or other certification, accreditation or regulatory approval (which could be required as a condition of third-party payor reimbursement) could result in loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs or closure of the facility, any of which could have an adverse effect on our operations and financial condition.

Health Information Privacy and Security
Healthcare providers, including those in our portfolio, are subject to numerous state and federal laws that protect the privacy and security of patient health information. The federal government, in particular, has significantly increased its enforcement of these laws. The failure of our operators and managers to maintain compliance with privacy and security laws could result in the imposition of penalties and fines, which in turn may adversely impact us.
COVID-19 Pandemic
A variety of federal, state and local government efforts have been initiated in response to the COVID-19 pandemic. At the federal level, Congress has enacted a series of emergency stimulus packages, including the CARES Act and the Paycheck Protection Program and Health Care Enhancement Act to provide economic stimulus to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act includes provisions reimbursing eligible health care providers that provide diagnoses, testing or care for individuals with possible or actual cases of COVID-19 for certain health care-related expenses or lost revenues not otherwise reimbursed that are directly attributable to COVID-19 through the DHHS Provider Relief Fund. Recipients must satisfy reporting obligations and attest to terms and conditions. The DHHS will have significant anti-fraud monitoring of the funds distributed and is posting a public list of providers and their payments.
The CARES Act and other relief legislation includes provisions designed to boost Medicare and Medicaid reimbursement for COVID-19 related services, and the CARES Act also temporarily suspended certain Medicare payment policies that reduce reimbursement. The Families First Coronavirus Response Act provided a temporary increase in the Federal Medical Assistance Percentage effective January 1, 2020 and lasting through the last day of the calendar quarter in which the public health emergency terminates. In addition, a portion of the available funding is being distributed to reimburse health care providers that submit claims requests for COVID-19-related treatment of uninsured patients at Medicare rates.
On March 28, 2020, CMS expanded the existing Accelerated and Advance Payments Program, or the Program, to a broader group of Medicare Part A providers and Part B suppliers. An accelerated or advance payment is a payment intended to provide necessary funds when there is a disruption in claims submission and/or claims processing. The CARES Act provided additional benefits and flexibilities, including extended repayment timeframes, for payments received pursuant to the Program. CMS and state and local government agencies have also passed measures allowing for flexibility in delivery of care. It is unclear whether these flexibilities will maintain after the termination of the public health emergency.
The failure of our operators and managers to maintain compliance with the terms of applicable stimulus relief could result in the imposition of recoupment or other penalties, which in turn may adversely impact us.
Investment Company Act
We believe that we are not, and intend to conduct our operations so as not to become, regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely, on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use, refer to Item 1A. “Risk Factors—Risks Related to Regulatory Matters and Our REIT Tax Status—Maintenance of our Investment Company Act exemption imposes limits on our operations.”
For additional information regarding regulations applicable to us, refer to below and Item 1A. “Risk Factors.”
Human Capital
As of December 31, 2020, we had no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
We anticipate that the COVID-19 pandemic and measures to prevent its spread will continue to materially and adversely impact our business. Our revenue depends significantly on occupancy levels at our properties. Occupancy has declined and is expected to continue to decline during the pandemic as shelter-in-place restrictions and restrictions on admissions have dramatically limited inquiries and tours and caused a significant reduction in move-ins. At the same time, the pandemic raises the risk of resident illness and death and move-outs at our properties as patients choose to obtain care at home instead of facilities. In addition, we have incurred additional operating costs to obtain adequate staffing and personal protective equipment. We do not know to what extent, if any, federal, state and local relief programs may alleviate these concerns, and the timing, adequacy and ultimate effects, including significant auditing, oversight and enforcement of appropriate use of such relief, cannot be predicted at this time. For our direct operating investments, we expect that these factors will continue to directly impact our revenues, operating income and cash flow generated by operations during the pandemic.
For our direct net lease investments, these factors will influence our operators’ ability and willingness to pay rent, which in turn will impact our revenues, net operating income and cash flow generated by operations. The performance of our operators in our Arbors portfolio and Fountains net lease portfolio have been significantly and adversely affected by COVID-19 thus far, which has resulted in delays and shortfalls in payment of rent.  The impact of COVID-19 on their ability to pay rent in the future is currently unknown. We may be forced to restructure operators’ long-term lease obligations or suffer adverse consequences from the bankruptcy, insolvency or financial deterioration of one or more of our operators, borrowers or managers.
Declines in performance at our properties may result in defaults under our borrowings, including in some cases insufficient cash flow generated by operations to support current debt service on our borrowings. Any defaults will negatively impact our liquidity and may increase our risk of loss associated with our properties.  We entered into forbearance agreements temporarily suspending debt service payments for borrowings on properties within our Aqua, Rochester, Arbors, Winterfell and Fountains portfolios, with the aggregate outstanding principal amount of these borrowings totaling $1.3 billion as of December 31, 2020, and are currently repaying the deferred debt service.
We continue to engage with lenders, where necessary, regarding potential defaults. However, if COVID-19 continues to impact performance and we are unable to obtain accommodations from our lenders, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, or potentially have assets foreclosed upon.
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
We do not control the operations of our healthcare properties and are therefore dependent on the operators and managers, as applicable, of these properties to successfully operate their businesses.
Our healthcare properties are typically operated by healthcare operators pursuant to net leases or by independent third-party managers pursuant to management agreements. As a result, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of these properties. We also rely on operators and managers to operate our properties in compliance with all applicable laws and regulations. Given the disproportionate impact that the COVID-19 pandemic has had on senior housing and skilled nursing facilities, there is a material risk that these facilities may be subject to lawsuits and administrative scrutiny for failing to take appropriate measures to comply with infection control protocols, leading to illnesses and deaths of patients, residents and staff. Even if a facility was not materially affected by the COVID-19 pandemic, the entire senior services industry is likely to experience heightened scrutiny by state and federal regulatory authorities and plaintiffs’ attorneys. While we have various rights as the property owner under our leases or management agreements and monitor the operators/managers’ performance, we may have limited recourse under our leases or management agreements if we believe that the operators/managers are not performing adequately. Failure by the operators/managers to adequately manage the risks associated with operations of these properties could result in defaults under our borrowings and otherwise affect adversely our results of operations. Furthermore, if our operators/managers experience any significant financial, legal, accounting or regulatory difficulties, such difficulties could have a material adverse effect on us.
We are directly exposed to operational risks at certain of our healthcare properties, which could adversely affect our revenue and operations.
As of December 31, 2020, we had 62 properties operated pursuant to management agreements, excluding our unconsolidated ventures and assets held for sale, or 77.2% of our operating real estate, where we are directly exposed to various operational risks that may increase our costs or adversely affect our ability to generate revenues. These risks include: (i) fluctuations in occupancy; (ii) fluctuations in government reimbursement and private pay rates, including the inability to achieve economic resident fees; (iii) increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services; (iv) rent control regulations; (v) national and regional economic conditions; (vi) the imposition of new or increased taxes; (vii) capital expenditure requirements; (viii) federal, state, local licensure, certification and inspection, fraud and abuse, and privacy and security laws, regulations and standards; (ix) professional and general liability claims; (x) the availability and increases in cost of general and professional liability insurance coverage; and (xi) the impact of actual and anticipated outbreaks of disease and epidemics, such as COVID-19. Any one or a combination of these factors may adversely affect our revenue and operations.
Even for these properties where we are directly exposed to operational risks, our managers are ultimately in control of the day-to-day business of our seniors housing facilities. We rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our seniors housing facilities efficiently and effectively. We also rely on our managers to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our seniors housing facilities in compliance with all applicable laws and regulations. The failure by our managers to adequately manage these properties could have a material adverse effect on our business, results of operations and financial condition.
If these properties do not generate sufficient revenues to cover expenses, we are responsible for any operating shortfalls. For the year ended December 31, 2020, eight of our properties operated under management agreements generated operating losses. Our Winterfell portfolio in particular, which represents 38.5% of our operating real estate, does not currently generate sufficient cash flow from operations to satisfy all of the debt service obligations for the borrowings on this portfolio, as well as the capital expenditures we deem necessary in order to maintain the value of the portfolio. We are currently using other sources of capital to satisfy these obligations, including cash flow generated by other portfolios and dispositions. These operating shortfalls are adversely impacting our liquidity and results of operations. If performance of the Winterfell portfolio does not improve, it will have a material adverse impact on the overall value of our investments. These performance issues may also result in defaults under our borrowings, subject us to liabilities and expense and will adversely impact our liquidity, results of operations and the value of our investments.
We depend on two operators/managers, Watermark Retirement Communities, or Watermark, and Solstice, for a significant majority of our revenues and net operating income. Adverse developments in Watermark’s or Solstice’s business and affairs or financial condition could have a material adverse effect on us.
As of December 31, 2020, Watermark and Solstice or their respective affiliates collectively managed 56 of our seniors housing facilities pursuant to management agreements. In addition, Watermark operated an additional six of our seniors housing facilities pursuant to a net lease as of December 31, 2020. For the year ended December 31, 2020, properties managed and leased by Watermark and Solstice represented 50.3% and 36.7% of our total property and other revenues, respectively, and 48.1% and 38.5% of our operating real estate, respectively.
Watermark and Solstice, either directly or through affiliates, operate other healthcare properties or have other business initiatives that may be in conflict with our interests or cause them to fail to prioritize our properties. In addition, if either Watermark or Solstice are unable to attract, retain and incentivize qualified personnel, it could impair their respective ability to manage our properties efficiently and effectively. Further, any significant changes in senior management or equity ownership, or adverse developments in their businesses and affairs or financial condition, could also impair their respective ability to manage our properties and could have a materially adverse effect on us.
For Watermark, in particular, we have several different investments across portfolios and in different ownership and operating structures. As a result, our interests may not always be aligned on a particular investment and, to the extent we have disputes with Watermark, such disputes could impact Watermark’s performance on our other investments.
Decreases in our operators’ revenues or increases in our operators’ expenses could negatively affect our financial results.
Our operators’ revenues are primarily driven by occupancy, private pay rates and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement may continue to be subject to reimbursement cuts, disruptions in payment, audit and recovery actions and state budget shortfalls. Additionally, federal and state governmental entities are considering and may impose new regulatory obligations that could increase costs, expose our operators to financial penalties or program suspension or exclusion, or limit their number of residents or patients. In addition, revenues may be affected by a severe flu season, an epidemic or other widespread illness, such as coronavirus, that impacts occupancy and length of stay, which our operators cannot control. Operating costs, including labor costs and costs of compliance with government programs, continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating sufficient cash, our operators may not be able to make payments to us. During the year ended December 31, 2020, within our consolidated portfolio of investments, two of our three operators failed to satisfy minimum lease coverage ratios under their leases and/or failed to timely pay their full rent to us. Any such performance issues may result in defaults under our borrowings, subject us to liabilities and expense and will adversely impact our liquidity, results of operations and the value of our investments.
If we must replace any of our operators or managers, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a material adverse effect on us.
If our operators or managers experience performance challenges, or at the expiration of a lease term, we may need to negotiate new leases or management agreements with our operators or managers or reposition our properties with new operators or managers. In these circumstances, rental payments or operating cash flow on the related properties could decline or cease altogether while we reposition the properties. We also may not be successful in identifying suitable replacements or enter into new leases or management agreements on a timely basis or on terms as favorable to us as our current leases and management agreements, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement operator or manager. Once a suitable replacement operator/manager has taken over operation of the properties, it may still take an extended period of time before the properties are fully repositioned and value restored, if at all. If we are unable to find a suitable replacement operator or manager, we may determine to dispose of a property, which may result in a loss. Any of these results could have a material adverse effect on our business, financial condition and results of operations.
In particular, the net lease pursuant to which six seniors housing facilities in our Fountains portfolio are operated expires in March 2022. We may be unable to renew the lease with the current operator at the same rent, or at all. Given the nature of these properties (i.e., entrance-fee CCRCs), it may also be difficult to find a replacement operator to operate these properties. If we elect to operate these facilities pursuant to a management agreement rather than a net lease, there may be tax, regulatory and other factors that expose us to additional risks and liabilities, which may have a material adverse effect on our results of operations and the value of our investments. We may ultimately elect to dispose of these assets, which may result in a loss.
The bankruptcy, insolvency or financial deterioration of any of our operators may materially adversely affect our business, results of operations and financial condition.
We are exposed to the risk that our operators may not be able to meet their obligations to us or other third parties, which may result in their bankruptcy or insolvency. Although our leases permit us to evict an operator, demand immediate repayment and pursue other remedies, bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. Additionally, state licensing laws and regulations limit the ability of a non-licensed entity to assume responsibility for operations of, or exercise control over, a licensed healthcare facility. An operator in bankruptcy may be able to restrict our ability to collect unpaid rents during the bankruptcy proceeding. In addition, we would likely be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new operator or manager.
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
The healthcare industry is highly competitive, and our operators and managers may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. If development outpaces demand in the markets in which our properties are located, those markets may become saturated and our operators and managers could experience decreased occupancy, reduced operating margins and lower profitability, which could have a material adverse effect on us.
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
We have made significant investments through joint ventures with third parties. For example, we currently have joint ventures with Colony Capital, our Sponsor, with respect to the Diversified US/UK (formerly Griffin-American) and Eclipse portfolios, Formation, with respect to the Eclipse and Espresso portfolios, GAHR3 and GAHR4 with respect to the Trilogy portfolio and Watermark with respect to portions of the Fountains, Aqua and Rochester portfolios. As of December 31, 2020, unconsolidated joint ventures and consolidated joint ventures represented 35.4% and 20.9%, respectively, of our total real estate equity investments, based on cost. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:
•our joint venture partner in an investment could become insolvent or bankrupt;
•fraud or other misconduct by our joint venture partners;
•we may share decision-making authority with our joint venture partner regarding certain major decisions affecting the ownership of the joint venture and the joint venture property, such as the sale of the property or the making of additional capital contributions for the benefit of the property, which may prevent us from taking actions that are opposed by our joint venture partner;
•such joint venture partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals, including for example the operation of the properties;
•such joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;
•our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest and risk to our REIT status;
•we may rely upon our joint venture partners to manage the day-to-day operations of the joint venture and underlying assets, as well as to prepare financial information for the joint venture and any failure to perform these obligations may have a negative impact on our performance and results of operations;
•our joint venture partner may experience a change of control, which could result in new management of our joint venture partner with less experience or conflicting interests to ours and be disruptive to our business;
•we may not be able to control distributions from our joint ventures; and
•the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity.

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
Our operators and managers generally are subject to varying levels of federal, state, local, and industry-regulated laws, regulations and standards. For our operating properties, our subsidiaries are generally required to be the holder of the applicable healthcare license and enrolled in government healthcare programs (e.g., Medicare, Medicaid), where applicable, and are therefore directly subject to various regulatory laws.  Our operators/managers’ failure to comply with any of these laws, regulations or standards could result in denial of reimbursement, imposition of fines, penalties or damages, suspension, decertification or exclusion from federal and state healthcare programs, loss of license, loss of accreditation or certification, or closure of the facility. Such actions may directly expose us to liability and expense, or have an effect on our operators’ ability to meet all of their obligations to us, including obligations to make lease payments, and adversely impact us. Refer to “U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion.
Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our operators and on us.
Certain of our operators rely on reimbursement from third party payors, including payments received through the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and healthcare financing authorities have adopted or proposed various cost-containment measures that would limit payments to healthcare providers and have considered Medicaid rate freezes or cuts. Additionally, some states are considering changes that would affect beneficiary eligibility for Medicaid. See “U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. Private third party payors also have continued their efforts to control healthcare costs. We cannot assure you that our operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our operators, which could affect adversely their ability to comply with the terms of our leases and have a material adverse effect on us.
Events that adversely affect the ability of seniors and their families to afford resident fees at our seniors housing facilities could cause our occupancy rates, resident fee revenues and results of operations to decline.
Costs to seniors associated with independent and assisted living services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to pay the entrance fees and monthly resident fees, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If our operators are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other services provided by our operators at our healthcare facilities, our occupancy rates and resident fee revenues could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition and our ability to make distributions to stockholders.
Significant legal actions or regulatory proceedings could subject us or our managers and operators to increased operating costs and substantial uninsured liabilities, which could materially adversely affect our or their liquidity, financial condition and results of operations.
We may be subject to claims brought against us in lawsuits and other legal or regulatory proceedings arising out of our alleged actions or the alleged actions of managers. From time to time, we may also be subject to claims brought against us arising out of the alleged actions of our operators and for which such operators may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such litigation or proceeding could materially adversely affect our or their liquidity, financial condition and results of operations and have a material adverse effect on us.
In certain cases, we and our operators and managers may be subject to professional liability claims brought by plaintiffs’ attorneys seeking significant punitive damages and attorneys’ fees. Due to the historically high frequency and severity of professional liability claims against senior housing and healthcare providers, the availability of professional liability insurance has decreased and the premiums on such insurance coverage remain costly. The number of claims of this nature may increase on account of the impact of the COVID-19 pandemic. These claims, with or without merit, could cause us to incur substantial costs, harm our reputation and adversely affect our ability to attract and retain residents, any of which could have a material adverse effect on our business, financial condition and results of operations. In particular, professional liability carriers may seek to exclude claims related to COVID-19 from coverage. As a result, insurance protection against such claims may not be sufficient to cover all claims against us or our operators or managers, and may not be available at a reasonable cost. If we or our operators and managers are unable to maintain adequate insurance coverage or are required to pay punitive damages, we or they may be exposed to substantial liabilities.
Our operators may be sued under a state or federal whistleblower statute.
Our operators who engage in business with the state or federal government may be sued under a state or federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Regulation–U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were brought against our operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our operators’ liquidity, financial condition and results of operations and on their ability to satisfy their obligations under our leases, which, in turn, could have a material adverse effect on us.
Our investments are subject to the risks typically associated with real estate.
In addition to risks related to the healthcare industry, our investments are subject to the risks typically associated with real estate, including:
•local, state, national or international economic conditions, including market disruptions caused by regional concerns, political upheaval and other factors;
•property operating costs, including insurance premiums, real estate taxes and maintenance costs;
•changes in interest rates and in the availability, cost and terms of mortgage financing;
•adverse changes in state and local laws, including zoning laws; and
•other factors which are beyond our control.
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
We entered into a loan modification to extend the maturity date of our mezzanine loan to January 2022, subject to certain extension options. If the borrower is not able to stabilize its capital structure prior to the extended maturity date, it may be unable to refinance or otherwise repay the principal amount at its stated maturity.

We are subject to additional risks due to our international investments.
We have acquired real estate assets located in the United Kingdom through our investment in the Diversified US/UK Portfolio (formerly the Griffin-American portfolio). These investments may expose us to risks that are different from those commonly found in the United States, including, but not limited to:
•continuing uncertainty surround the process of the United Kingdom’s withdrawal from the European Union, or Brexit, and the macroeconomic and regulatory effects of Brexit;
•translation and transaction risks relating to fluctuations in foreign currency exchange rates, including resulting from Brexit;
•adverse market conditions caused by inflation or other changes in national or local political and economic conditions;
•challenges of complying with a wide variety of foreign laws;
•changes in the availability, cost and terms of borrowings resulting from varying national economic policies; and
•legal and logistical barriers to enforcing our contractual rights in other countries, including insolvency regimes, landlord/tenant rights and ability to take possession of the collateral.
Insurance may not cover all potential losses on commercial real estate investments, which may impair the value of our assets.
We generally maintain or require that our operators obtain comprehensive insurance covering our properties and their operations. While we believe all of our properties are adequately insured, we cannot assure you that we or our operators will continue to be able to maintain adequate levels of insurance or that the policies maintained will fully cover all losses on our properties. We may not obtain, or require operators to obtain, certain types of insurance if it is deemed commercially unreasonable. We cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.
Compliance with the ADA, Fair Housing Act and fire, safety and other regulations may require us or our operators to make unanticipated expenditures which could adversely affect our business, financial condition and results of operations.
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

Risks Related to Our Capital Structure
We require capital in order to operate our business, and the failure to obtain such capital would have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2020, we had $2.2 billion of borrowings outstanding, including both our borrowings and our proportionate interest of the borrowings of our unconsolidated joint ventures. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs. Although the use of leverage may enhance returns and increase the number of investments that we can make, it increases our risk of loss, impacts our liquidity and restricts our ability to engage in certain activities. Our substantial borrowings, among other things:
•require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which reduces the availability of cash flow to fund working capital, capital expenditures and other business activities;
•may require us to maintain minimum cash balances;
•increase our vulnerability to general adverse economic and industry conditions, as well as operational failures by our operators and managers;
•may require us to post additional reserves and other additional collateral to support our financing arrangements, which could reduce our liquidity and limit our ability to leverage our assets;
•subject us to maintaining various debt, operating income, net worth, cash flow and other covenants and financial ratios;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict our operating policies and ability to make strategic acquisitions, dispositions or exploit business opportunities;
•place us at a competitive disadvantage compared to our competitors that have fewer borrowings;
•put us in a position that necessitates raising equity capital at a time that is unfavorable to us and dilutive to our stockholders;
•limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity), dispose of assets or make distributions to stockholders; and
•increase our cost of capital.
If we fail to comply with the covenants in the instruments governing our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. As of December 31, 2020, $107.2 million in aggregate principal amount of our non-recourse borrowings, including both our borrowings and our proportionate interest of the borrowings of our unconsolidated joint ventures, were in default as a result of the failure of our operators or managers to pay rent or satisfy certain performance thresholds or other covenants. We also had an additional $1.3 billion of borrowings subject to forbearance agreements due to our election to temporarily defer debt service at the outset of the pandemic. As a result of these defaults or if we default on additional borrowings, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. In addition, as of the date hereof, we have approximately $559.8 million of borrowings maturing in 2022, including both our borrowings and our proportionate interest of the borrowings of our unconsolidated joint ventures, and we or our joint venture partners may be unable to refinance these borrowings when they become due on favorable terms, or at all, which could have a material adverse impact on our results of operations.
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
Certain of our borrowings are floating-rate obligations. If interest rates rise, the costs of our existing floating-rate borrowings and any new borrowings that we incur would increase. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, or increase the cost of financing our investment activity. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions. We manage our exposure to interest rate volatility primarily through the use of interest rate caps, however these arrangements may not be effective in reducing our exposure to interest rate changes.
Some of our existing indebtedness uses as a reference rate LIBOR, as calculated for U.S. dollar, or USD-LIBOR, and we expect a transition from LIBOR to another reference rate due to plans to phase out the reference rate by the end of 2021, after which point its continuation cannot be assured. Though an alternative reference rate for USD-LIBOR, the Secured Overnight Financing Rate, or SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from USD-LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. For the year ended December 31, 2020, we did not declare any distributions since our board of directors determined to suspend distributions in order to preserve capital and liquidity. For the year ended December 31, 2019, we declared distributions of $5.4 million compared to cash provided by operating activities of $25.3 million. For the declared distributions during the year ended December 31, 2019, $5.4 million, or 100%, of the distributions declared were paid using cash flow from operations.
We may not have sufficient cash available to pay distributions. If we pay distributions from sources other than our cash flow provided by operations, our book value may be negatively impacted and stockholders’ overall return may be reduced.
Stockholders are not currently able to sell any of their shares of our common stock back to us pursuant to our Share Repurchase Program, and if they do sell their shares on any limited market that may develop, they may not receive the price they paid upon subscription.
Our Share Repurchase Program has been suspended since April 2020. Therefore, stockholders do not currently have the opportunity to sell any of their shares of our common stock back to us pursuant to our Share Repurchase Program. If a limited market develops to sell shares of our common stock, through tender offers or otherwise, stockholders are not likely to receive the same price they paid for any shares of our common stock being purchased.
Our board of directors determined an estimated value per share of $3.89 for our common stock as of June 30, 2020. You should not rely on the estimated value per share as being an accurate measure of the current value of shares of our common stock or in making an investment decision.
On December 21, 2020, our board of directors approved and established an estimated value per share of $3.89 for our common stock as of June 30, 2020. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable. However, the market for commercial real estate assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount.
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
The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events, including but not limited to, changes to commercial real estate values, particularly healthcare-related commercial real estate, changes in our operating performance, changes in capitalization rates, rental and growth rates, the financial impact of COVID-19, changes in laws or regulations impacting the healthcare industry, demographic changes, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on our common stock, repurchases of our common stock, changes in the number of shares of our common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and the factors specified these risk factors. There is no assurance that the methodologies used to estimate value per share would be acceptable to the Financial Industry Regulatory Authority, Inc., or FINRA, or in compliance with the Employment Retirement Income Security Act, or ERISA, guidelines with respect to their reporting requirements.
No public trading market for our shares currently exists, and as a result, it will be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, stockholders will likely sell them at a substantial discount to the price paid for those shares.
Our charter does not require our board of directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to stockholders. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Our Share Repurchase Program has been suspended and does not currently enable stockholders to sell their shares to us. Therefore, it is difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, stockholders would likely have to sell them at a substantial discount to the public offering price paid for those shares. It is also likely that stockholders’ shares would not be accepted as the primary collateral for a loan.
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
Our Sponsor announced and is in the process of implementing a strategic transition of its business to focus on digital real estate and infrastructure. As a result, uncertainty may exist as it relates to our Sponsor’s commitment to the healthcare real estate sector over the long-term. These uncertainties could disrupt our Sponsor’s ability to manage our business, including its ability to attract, retain and motivate key personnel, and cause clients and others that deal with Colony Capital to seek to change existing business relationships, cease doing business with Colony Capital or cause potential new clients to delay doing business with Colony Capital. Retention and motivation of certain employees may be challenging due to the uncertainty. As a result of the foregoing, management of our company may be adversely affected.
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
We rely on our Sponsor and its affiliates’ personnel and other support for the purposes of managing our investment portfolio. Our Sponsor, however, may determine not to provide assistance to our Advisor or us. Consequently, if our Sponsor and its professionals determine not to provide our Advisor or us with any assistance or other resources, we may not achieve the same success that we would expect to achieve with such assistance, personnel support and resources.
Further, over the past few years, our Sponsor has implemented various initiatives to reduce its annual compensation and administrative expenses by, among other things, reducing its workforce globally. There can be no assurance that the reductions our Sponsor has made are the right reductions for our business. In addition, our Sponsor may experience additional attrition as a result of the uncertainty surrounding the workforce reduction. There is a risk that the restructuring, cost savings initiatives and reduction in personnel will make it more difficult to manage our business and conduct our operations.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution and increases the risk that stockholders will not be able to recover the amount of their investment in our shares.
Our Advisor and its affiliates perform services for us in connection with the management and administration of our investments. We pay them substantial fees for these services, which results in immediate dilution to the value of stockholders’ investment and reduces the value of cash available for investment or distribution to stockholders. We may increase the compensation we pay to our Advisor subject to approval by our board of directors and other limitations in our charter, which would further dilute stockholders’ investment and the amount of cash available for investment or distribution to stockholders.
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
While our Sponsor has incurred substantial costs and devoted significant resources to support our business, as of December 31, 2020, our Sponsor has only invested $5.5 million in us through the purchase by its subsidiary of 0.6 million shares of our common stock, as well as another $28.9 million or 4.1 million shares, through the payment of the advisory fee in our shares. As a result, our Sponsor has minimal exposure to loss in the value of our shares. Without greater exposure, stockholders may be at a greater risk of loss because our Sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their sponsored companies.
If we terminate our advisory agreement with our Advisor, we may be required to pay significant fees to an affiliate of our Sponsor, which will reduce cash available for distribution to stockholders.
Upon termination of our advisory agreement for any reason, including for cause, our Advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination. In addition, the amounts currently drawn under our revolving line of credit from an affiliate of our Sponsor, would become immediately due and payable upon a termination of our Advisor.
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
Our executive officers and the key investment professionals relied upon by our Advisor are also officers, directors and managers of certain of the Managed Companies. Our Advisor and its affiliates, directly or indirectly, receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Advisor and its affiliates, including our Advisor’s investment committee. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our advisory agreement;
•sales of investments;
•borrowings to originate or acquire investments, which borrowings which historically increased the fees payable to our Advisor;
•whether and when we seek to list our common stock on a national securities exchange, which listing could entitle NorthStar Healthcare Income OP Holdings, LLC, an affiliate of our Sponsor, or the Special Unit Holder, to have its interest in our operating partnership redeemed;
•whether we seek approval to internalize our management, which may entail acquiring assets from our Sponsor (such as office space, furnishings and technology costs) and employing our Advisor’s or its affiliates’ professionals performing services for us for consideration that would be negotiated at that time and may result in these investment professionals receiving more compensation from us than they currently receive from our Advisor or its affiliates; and
•whether and when we seek to sell our company or its assets, which may entitle the Special Unit Holder to a subordinated distribution.
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
We pay our Advisor substantial fees for the services it provides to us and we also have an obligation to reimburse our Advisor for costs and expenses it incurs and pays on our behalf. Subject to certain limitations and exceptions, we reimburse our Advisor for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor, and its affiliates, which may include certain executive officers of our Advisor and its affiliates, as well as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. The costs and expenses our Advisor incurs on our behalf, including the compensatory costs incurred by our Advisor and its affiliates, can be substantial. There are conflicts of interest that arise when our Advisor makes allocation determinations. For the year ended December 31, 2020, our Advisor allocated $14.7 million in costs and expenses to us.  Our Advisor could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
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
Our Advisor faces conflicts of interest relating to performing services on our behalf and such conflicts may not be resolved in our favor.
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
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face. Under MGCL, and our charter, stockholders have a right to vote only on:
•the election or removal of directors;
•amendment of our charter, except that our board of directors may amend our charter without stockholder approval to (i) increase or decrease the aggregate number of our shares of stock of any class or series that we have the authority to issue; (ii) effect certain reverse stock splits; and (iii) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;
•our liquidation or dissolution;
•certain reorganizations of our company, as provided in our charter; and
•certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.
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
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and
•“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.
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
Neither we, nor our operating partnership, nor any of the subsidiaries of our operating partnership intend to register as an investment company under the Investment Company Act. We intend to make investments and conduct our operations so that we are not required to register as an investment company. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and
•compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
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
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, if any, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, if any, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We did not have any REIT taxable income in 2020 subject to the distribution requirements and do not currently expect to have any REIT taxable income in 2021. Therefore, we do not currently expect that we will be required to make distributions in order to satisfy the REIT distribution requirements and we do not currently expect to make distributions for the foreseeable future.
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
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to stockholders. For instance:
•In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose), if any, to stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, if any, we will be subject to federal corporate income tax on the undistributed income.

•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
•If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.
•If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Internal Revenue Code, our gain would be subject to the 100% “prohibited transaction” tax.
•Any domestic TRS of ours will be subject to federal corporate income tax on its income and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax.
•If a domestic TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the TCJA imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% (50% for non-partnership entities for their 2019 and 2020 taxable years under the CARES Act) of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, NOLs or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization).
•We may be subject to tax on income from certain activities conducted as a result of taking title to collateral.
•We may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.
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
We must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities, securities of TRSs and qualified real estate assets) and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. Finally, no more than 25% of our assets may consist of debt instruments that are issued by publicly offered REITs and could not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income.
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
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property. We may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure stockholders that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
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
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose), if any, in order to continue to qualify as a REIT. We did not have any taxable income in 2020, and do not currently expect to have any taxable income in 2021. Therefore, we do not currently expect that we will be required to make distributions in order to satisfy the REIT distribution requirements and we do not currently expect to make distributions for the foreseeable future. However, we intend to make distributions to stockholders if necessary to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make any such distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
We have formed a TRS lessee to lease our seniors housing facilities that are “qualified health care properties.” Our TRS lessee will be subject to federal and state corporate income tax on its taxable income, which will consist of the revenues from the seniors housing facilities leased by the TRS lessee, net of the operating expenses for such properties and rent payments to us. In addition, if our TRS lessee borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the TCJA imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% (50% for non-partnership entities for their 2019 and 2020 taxable years under the CARES Act) of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, NOLs or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). Accordingly, the ownership of our TRS lessee will allow us to participate in the operating income from our properties leased to our TRS lessee on an after-tax basis in addition to receiving rent. The after-tax net income of the TRS lessee is available for distribution to us. The REIT rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will scrutinize all of our transactions with any TRS lessee to ensure that they are entered into on arm’s-length terms, but there can be no assurance that we will be able to comply to avoid application of the 100% excise tax.
If our TRS lessee failed to qualify as a TRS or the facility managers engaged by our TRS lessee do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT and would be subject to higher taxes.
Rent paid by a lessee that is a “related party operator” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We may lease certain of our seniors housing facilities to our TRS lessee. So long as our TRS lessee qualifies as a TRS, it will not be treated as a “related party operator” with respect to our properties that are managed by an independent facility manager that qualifies as an “eligible independent contractor.” We expect that our TRS lessee will qualify to be treated as a TRS for federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of a TRS for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying our TRS lessee from treatment as a TRS, we would fail to meet the asset tests applicable to REITs and a portion of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would lose our REIT qualification for federal income tax purposes unless we qualified for application of statutory savings provisions.
Additionally, if the managers engaged by our TRS lessee do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the managers that enter into a management contract with our TRS lessee must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessee to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor, a manager must not own, directly or indirectly, more than 35% of our outstanding stock and no person or group of persons can own more than 35% of our outstanding stock and the ownership interests of the manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex. Although we intend to monitor ownership of our stock by our managers and their owners, there can be no assurance that these ownership levels will not be exceeded.
In addition, in order to qualify as an “eligible independent contractor,” among other requirements, a manager (or any related person) must be actively engaged in the trade or business of operating “qualified health care properties” for persons who are not related to us or our TRS lessee. Consequently, if a manager (or a related person) from whom we acquire a “qualified health care property” does not operate sufficient “qualified health care properties” for third parties, the manager will not qualify as an “eligible independent contractor.” Under this scenario, we would either be required to contract with another third party manager who qualifies as an “eligible independent contractor,” which could serve as a disincentive for the current operator to sell the property to us, or we would be unable to lease the property to our TRS lessee.
Our ability to lease certain of the seniors housing facilities we acquire to our TRS lessee will be limited by the ability of those seniors housing facilities to qualify as “qualified health care properties.”
We may lease certain of the seniors housing facilities we acquire to our TRS lessee, which would contract with managers to manage the health care operations at those facilities. Our ability to use this TRS lessee structure may be limited by the ability of those seniors housing facilities to qualify as “qualified health care properties” and the ability of the managers who our TRS lessee engages to manage the “qualified health care properties” to qualify as “eligible independent contractors.”
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
Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of ERISA, including pension or profit sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal Revenue Code, including Individual Retirement Accounts, or IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as “Benefit Plans”). If stockholders are investing the assets of any Benefit Plan, stockholders should consult with their own counsel and satisfy themselves that:
•their investment is consistent with the fiduciary obligations under ERISA and the Internal Revenue Code or any other applicable governing authority in the case of a government plan;
•their investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;
•their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable and other applicable provisions of ERISA and the Internal Revenue Code;
•their investment will not impair the liquidity of the Benefit Plan;
•their investment will not unintentionally produce unrelated business taxable income for the Benefit Plan;
•stockholders will be able to value the assets of the Benefit Plan annually in accordance with the applicable provisions of ERISA and the Internal Revenue Code; and
•their investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our healthcare real estate property investments are a part of our direct investments - net lease and direct investments - operating segments and are described under Item 1. “Business.” The following table presents information with respect to our properties, excluding properties owned through unconsolidated joint ventures, as of December 31, 2020 (dollars in thousands):

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Lease Expiration Date(3)	Gross Carrying Value(4)	Borrowings
Direct Investments - Net Lease
Bellevue, WA(5)	125,700	130	100%	CCRC	Mar-22	$36,101	$29,763
Bohemia, NY (6)	73,000	130	100%	ALF	Aug-29	32,223	23,214
Dana Point, CA(5)	275,106	181	100%	ILF	Mar-22	48,212	31,552
Hauppauge, NY (6)	84,000	119	100%	ALF	Aug-29	21,932	14,084
Islandia, NY (6)	192,000	218	100%	ALF	Aug-29	45,926	34,670
Jericho, NY (6)	55,000	105	100%	ALF	Aug-29	21,962	15,334
Kalamazoo, MI(5)	248,610	213	100%	CCRC	Mar-22	38,378	33,520
Oklahoma City, OK(5)	237,248	213	100%	CCRC	Mar-22	10,700	2,890
Palm Desert, CA(5)	258,020	246	100%	CCRC	Mar-22	47,235	19,901
Sarasota, FL(5)	497,454	280	100%	CCRC	Mar-22	82,233	72,029
Smyrna, GA (7)	26,500	63	100%	MCF	(7)	4,270	—
Direct Investments - Operating(8)
Albany, OR	30,868	50	100%	ALF	NA	3,977	8,650
Alexandria, VA	209,354	209	97%	CCRC	NA	51,874	43,679
Apple Valley, CA	116,365	130	100%	ILF	NA	18,311	20,956
Auburn, CA	90,494	110	100%	ILF	NA	21,365	23,675
Austin, TX	102,885	130	100%	ILF	NA	25,872	26,068
Bakersfield, CA	106,640	126	100%	ILF	NA	24,156	16,543
Bangor, ME	111,000	117	100%	ILF	NA	26,620	21,130
Bellingham, WA	86,615	120	100%	ILF	NA	22,615	23,462
Churchville, NY	78,110	77	97%	ILF	NA	8,487	6,575
Clovis, CA	99,849	118	100%	ILF	NA	24,257	18,464
Columbia, MO	105,948	121	100%	ILF	NA	26,012	22,340
Corpus Christi, TX	118,671	132	100%	ILF	NA	16,958	18,278
Crystal Lake, IL	195,405	207	97%	ILF	NA	33,896	26,657
Denver, CO	176,263	216	97%	ALF	NA	21,252	20,189
East Amherst, NY	100,997	116	100%	ILF	NA	21,800	18,207
El Cajon, CA	77,930	105	100%	ILF	NA	18,013	20,655
El Paso, TX	95,517	121	100%	ILF	NA	16,837	11,998
Fairport, NY	126,927	120	100%	ILF	NA	21,956	16,260
Fenton, MO	95,007	114	100%	ILF	NA	25,625	24,162
Frisco, TX	228,471	202	97%	ILF	NA	41,620	18,770
Frisco, TX	45,130	51	97%	ALF	NA	13,725	—
Grand Junction, CO	124,174	144	100%	ILF	NA	29,686	19,148
Grand Junction, CO	79,778	103	100%	ILF	NA	14,583	9,796
Grapevine, TX	97,796	116	100%	ILF	NA	10,285	21,947
Greece, NY	51,978	78	97%	ALF	NA	7,566	—
Greece, NY	195,840	216	97%	ILF	NA	34,444	26,833
Groton, CT	119,474	162	100%	ILF	NA	16,181	17,292
Guilford, CT	142,136	131	100%	ILF	NA	11,104	23,877
Henrietta, NY	158,959	136	97%	ILF	NA	18,895	11,881
Independence, MO	161,517	200	97%	ILF	NA	16,678	15,051
Joliet, IL	117,357	114	100%	ILF	NA	17,725	14,675

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Lease Expiration Date(3)	Gross Carrying Value(4)	Borrowings
Kennewick, WA	105,268	120	100%	ILF	NA	20,921	7,543
Las Cruces, NM	113,874	131	100%	ILF	NA	18,058	10,992
Lees Summit, MO	122,917	126	100%	ILF	NA	22,847	26,716
Lodi, CA	96,251	119	100%	ILF	NA	25,044	19,792
Milford, OH	145,896	124	97%	ILF	NA	17,367	18,760
Milford, OH	19,500	40	97%	MCF	NA	6,303	—
Millbrook, NY	231,695	173	97%	ILF	NA	25,341	23,951
Normandy Park, WA	98,206	109	100%	ILF	NA	19,425	15,972
Palatine, IL	161,700	135	100%	ILF	NA	16,146	19,761
Penfield, NY	108,533	200	97%	ALF	NA	12,614	12,502
Penfield, NY	86,200	87	97%	ILF	NA	10,904	10,918
Plano, TX	106,868	115	100%	ILF	NA	10,859	15,811
Port Townsend, WA	106,585	120	100%	ALF	NA	23,731	16,537
Renton, WA	88,162	111	100%	ILF	NA	24,063	18,743
Rochester, NY	242,430	220	97%	ILF	NA	35,995	19,907
Rochester, NY	89,843	95	97%	ALF	NA	3,518	5,341
Roseburg, OR	44,750	63	100%	ALF	NA	12,933	12,236
Sandy, OR	72,619	84	100%	ALF	NA	19,080	13,956
Sandy, UT	103,449	116	100%	ILF	NA	15,921	15,523
Santa Barbara, CA	27,217	44	100%	MCF	NA	18,425	3,914
Santa Rosa, CA	120,553	116	100%	ILF	NA	33,289	27,457
St. Petersburg, FL	407,128	528	97%	CCRC	NA	33,480	39,375
Sun City West, AZ	200,553	195	100%	ILF	NA	24,920	25,230
Tacoma, WA	149,856	157	100%	ILF	NA	42,761	29,572
Tarboro, NC	187,150	178	97%	CCRC	NA	21,949	21,854
Tuckahoe, NY	110,000	126	97%	ALF	NA	33,477	35,846
Tucson, AZ	378,025	412	97%	ILF	NA	74,079	63,978
Victor, NY	228,501	182	97%	ILF	NA	36,216	27,174
Victor, NY	85,455	45	97%	ILF	NA	14,144	12,800
Wenatchee, WA	128,905	136	100%	ALF	NA	32,376	19,048
Undeveloped Land
Bellevue, WA	—	—	100%	NA	NA	14,200	—
Kalamazoo, MI	—	—	100%	NA	NA	100	—
Crystal Lake, IL	—	—	97%	NA	NA	810	—
Millbrook, NY	—	—	97%	NA	NA	1,050	—
Penfield, NY	—	—	97%	NA	NA	534	—
Rochester, NY	—	—	97%	NA	NA	544	—
Subtotal	9,888,182	10,397				$1,774,971	$1,435,384
Held for Sale
Leawood, KS	48,470	70	100%	ALF	NA	3,000	—
Spring Hill, KS	28,116	48	100%	ALF	NA	2,000	—
Total	9,964,768	10,515				$1,779,971	$1,435,384
_________________________________________________
(1)Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.
(2)Classification based on predominant services provided, but may include other services.
(3)Based on initial lease term of the operator for our net lease properties. Our seniors housing operating portfolio properties are owned and operated by us through management agreements with third parties, and as such, do not have property level tenant leases. For ILFs within our seniors housing operating portfolio, individual units’ initial lease terms are generally less than one year with month-to-month renewal options.
(4)For direct investments and undeveloped land, gross carrying value is net of impairment, before accumulated depreciation as presented in our consolidated financial statements as of December 31, 2020 and excludes purchase price allocations related to net intangibles and other assets and liabilities. Refer to “Note 3, Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.” For assets held for sale, gross carrying value represents net realizable value as presented on our consolidated balance sheets as of December 31, 2020.
(5)The lease for the properties operated by Watermark Retirement Communities (“Watermark”) expires in March 2022. We may not be able to renew the lease with Watermark at the same rent, or at all, and it may also be difficult to find a replacement operator to operate these properties.
(6)Operator has failed to remit rent timely and comply with other contractual terms of its lease agreement, which resulted in a default under the operator’s lease as of December 31, 2020.

(7)Operator is in default under its lease for failing to remit rental payments. As such, we consider there to be no additional term remaining on the lease. We continue to assess options for repositioning this property.
(8)Excludes one property in which we hold a Remainder Interest in eight condominium units.
As of December 31, 2020, none of our properties had a carrying value equal to or greater than 10% of our total assets. Refer to the “—Operators and Managers” of Part I, Item 1. “Business.”
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
We completed our Offering on January 19, 2016. All of the shares initially registered in the Offering were issued. There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board of directors will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board of directors does not have a stated term for evaluating a listing on a national securities exchange as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders.
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
On December 21, 2020, upon the recommendation of the audit committee of our board of directors, our board of directors, including all of our independent directors, approved and established an estimated value per share of our common stock of $3.89 as of June 30, 2020, or the Valuation Date. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares of our common stock outstanding, in each case as of the Valuation Date. The information used to generate the estimated value per share, including market information, investment- and property-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date.
As of the Valuation Date, (i) the estimated value of our healthcare real estate properties was $1.60 billion, compared with an aggregate cost, including purchase price, deferred costs and other assets, of $2.16 billion, (ii) the estimated value of our healthcare real estate investments held through unconsolidated joint ventures was $389.3 million, compared with an aggregate equity contribution, including subsequent capital contributions, of $511.1 million, (iii) the estimated value of our healthcare-related commercial real estate debt investment was $74.2 million, equal to the aggregate outstanding principal amount of $74.2 million, and (iv) the estimated value of our healthcare real estate liabilities was $1.40 billion, compared with an aggregate outstanding principal amount of $1.48 billion.
For additional information on the methodology used in calculating our estimated value per share as of June 30, 2020, refer to our Current Report on Form 8-K filed with the SEC on December 22, 2020.
It is currently anticipated that our next estimated value per share will be based upon our assets and liabilities as of June 30, 2021 and such value will be included in a Current Report on Form 8-K or such other filing with the SEC. We intend to continue to publish an updated estimated value per share annually.
Stockholders
As of March 18, 2021, we had 37,378 stockholders of record.

Distributions
We did not declare any distributions to stockholders during the year ended December 31, 2020. The following table summarizes distributions declared for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Distributions(1)
Period	Cash	DRP	Total
2019
First Quarter	$2,991	$2,422	$5,413
Second Quarter	—	—	—
Third Quarter	—	—	—
Fourth Quarter	—	—	—
Total	$2,991	$2,422	$5,413

2018
First Quarter	$7,684	$7,876	$15,560
Second Quarter	8,028	7,722	15,750
Third Quarter	8,374	7,567	15,941
Fourth Quarter	8,653	7,352	16,005
Total	$32,739	$30,517	$63,256
_________________________________________________
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

Effective Date	Estimated Value per Share	Valuation Date
April 2016	$8.63	12/31/2015
December 2016	9.10	6/30/2016
December 2017	8.50	6/30/2017
December 2018	7.10	6/30/2018
December 2019	6.25	6/30/2019
December 2020	3.89	6/30/2020
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
For the period from April 5, 2013 through December 31, 2020, we issued 25.7 million shares totaling $232.6 million of gross offering proceeds pursuant to our DRP.
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

We are not obligated to repurchase shares under our Share Repurchase Program when our Share Repurchase Program is in effect. Our board of directors may, in its sole discretion, amend, suspend or terminate our Share Repurchase Program at any time provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of our board of directors) will only take effect upon ten days’ prior written notice except that changes in the number of shares that can be repurchased during any calendar year will take effect only upon ten business days’ prior written notice. In addition, our Share Repurchase Program will terminate in the event a secondary market develops for our shares or if our shares are listed on a national exchange or included for quotation in a national securities market.
For the year ended December 31, 2020, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 to January 31	—	—	—
February 1 to February 28	319,700	$6.25	319,700	(1)
March 1 to March 31	—	—	—
April 1 to April 30	—	—	—
May 1 to May 31	—	—	—
June 1 to June 30	—	—	—
July 1 to July 30	—	—	—
August 1 to August 31	—	—	—
September 1 to September 30	—	—	—
October 1 to October 31	—	—	—
November 1 to November 30	11,321	7.10	11,321	(2)
December 1to December 31
Total	331,021		331,021
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
(2)Shares qualified for repurchase prior to the suspension of the Share Repurchase Program effective April 30, 2020.
Unregistered Sales of Equity Securities
On October 31, 2020 and November 30, 2020, we issued 133,333 shares of common stock at $6.25 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. On December 31, 2020, we issued 133,333 shares of common stock at $3.89 per share to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Resident fee income	$118,126	$130,135	$129,855	$127,180	$102,915
Rental income	157,024	161,084	159,481	155,700	132,108
Interest income from debt investments	7,674	7,703	7,706	7,696	17,720
Real estate properties - operating expenses	184,178	181,214	188,761	163,837	129,954
Impairment loss	165,968	27,554	36,277	5,000	—
Total expenses	514,883	381,325	441,934	404,149	334,887
Equity in earnings (losses) of unconsolidated ventures	(34,466)	(3,545)	(33,517)	(35,314)	(62,175)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(261,458)	(76,960)	(151,578)	(137,771)	(141,275)
Net income (loss) per share of common stock, basic/diluted	$(1.38)	$(0.41)	$(0.81)	$(0.74)	$(0.77)
Distributions declared per share of common stock	$—	$0.03	$0.34	$0.68	$0.68

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance Sheets Data:
Cash and cash equivalents	$65,995	$41,884	$73,811	$50,046	$223,102
Operating real estate, net	1,483,930	1,700,218	1,778,914	1,852,428	1,571,980
Investments in unconsolidated ventures	229,173	268,894	264,319	325,582	360,534
Real estate debt investments, net	55,864	55,468	58,600	74,650	74,558
Total assets	1,918,436	2,141,207	2,264,416	2,998,753	2,958,209
Mortgage and other notes payable, net	1,416,871	1,431,922	1,466,349	1,487,480	1,200,982
Due to related party	8,318	5,780	5,675	1,046	219
Total liabilities	1,506,374	1,473,703	1,520,042	2,053,954	1,766,235
Total equity	412,062	667,504	744,374	944,799	1,191,974

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Other Data:
Cash flow provided by (used in):
Operating activities	$31,018	$25,298	$27,986	$10,129	$5,376
Investing activities	(8,415)	(4,287)	73,948	(314,394)	(60,355)
Financing activities	12,147	(56,699)	(87,914)	132,861	(62,970)

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
Introduction
We have invested in independent living facilities, or ILFs, assisted living facilities, or ALFs, memory care facilities, or MCFs, continuing care retirement communities, or CCRCs, which we collectively refer to as seniors housing facilities, skilled nursing facilities, or SNFs, medical office buildings, or MOBs, and hospitals.
Our primary investment segments are as follows:
•Direct Investments - Net Lease - Healthcare properties operated under net leases with an operator.
•Direct Investments - Operating - Healthcare properties operated pursuant to management agreements with healthcare managers.
•Unconsolidated Investments - Healthcare joint ventures, including properties operated under net leases with operators or pursuant to management agreements with healthcare managers, in which we own a minority interest.
•Debt and Securities Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate and commercial mortgage backed securities, or CMBS, backed primarily by loans secured by healthcare properties.
For information regarding our investments as of December 31, 2020, refer to “Our Investments” included in Part I, Item 1. “Business.”
Significant Developments
COVID-19
Beginning in March 2020, the coronavirus 2019, or COVID-19, pandemic began to impact NorthStar Healthcare and its communities.  As residents of our communities are older and often suffer from chronic medical conditions, they are at disproportionately higher risk of hospitalization and adverse outcomes if they contract COVID-19.  Our managers and operators have reported that the vast majority of communities in our direct and unconsolidated investments have experienced confirmed cases of COVID-19 amongst residents or staff. In some instances, confirmed cases of COVID-19 have resulted in deaths of residents and staff at the communities within our direct and unconsolidated investments. The incidence of confirmed cases in our portfolio may continue and could accelerate depending on the duration, scope and depth of the COVID-19 pandemic.
Our first priority continues to be the health and safety of the residents and staff at our communities and we remain focused on supporting our managers and operators. At the same time, we are actively managing capital needs and liquidity to mitigate the financial impact of COVID-19 on our business and preserve long-term value for our stockholders.
Operating Performance
The COVID-19 pandemic has affected the fundamentals of our business in the following ways:
•Our occupancy across our direct investments was 71.8% as of March 18, 2021, a 9.4% decline since March 31, 2020. We anticipate that our occupancy will continue to be impacted by restrictions on admissions and limited inquiries and tours, which have significantly decreased the number of move-ins at our direct investments. We may also continue to experience increased resident illnesses and move-outs due to the pandemic. Our direct operating investments have not yet experienced any significant issues collecting rents or other fees from residents as a result of COVID-19.
•Operating costs have continued to rise as operators take action to protect residents and staff. In particular, operators are paying a premium for labor in many markets, particularly in communities that have been severely impacted by COVID-19. In addition, personal protective equipment continues to be costly to source during the pandemic. For the year ended December 31, 2020, additional operating expenses incurred as a result of the COVID-19 pandemic totaled approximately $9.9 million for the communities in our direct operating investments. We expect these expenses to continue to be incurred.
•To mitigate the negative financial impact of the COVID-19, we applied for grants under the Provider Relief Fund administered by the U.S Department of Health & Human Services, or DHHS. During the year ended December 31,

2020, we recognized $1.8 million of COVID-19 provider relief grant income. Provided that we attest to and comply with certain terms and conditions of the grants, we will not be required to repay these grants in the future.
•During the year ended December 31, 2020, we recorded impairment losses totaling $166.0 million on our direct investments. Further, the underlying joint ventures of our unconsolidated ventures have recorded impairments, of which our proportionate share totaled $38.2 million for the year ended December 31, 2020. Impairment losses have resulted from lower projected future cash flows and market values as a result of the economic effects of COVID-19, as well as shortened holding period assumptions.
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
•Effective May 1, 2020, we entered into forbearance agreements and deferred 90 days of contractual debt service for borrowings on properties within the Aqua, Fountains, Arbors, Rochester and Winterfell portfolios. The aggregate outstanding principal amount of these borrowings totaled $1.3 billion as of December 31, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred, subject to satisfaction of certain conditions. As of March 18, 2021, deferred debt service totaled $4.9 million.
•Further, effective July 1, 2020, we entered into a forbearance agreement to defer up to 90 days of interest payments and 120 days of principal payments and temporarily waive financial covenants under the mortgage note for a mortgage note payable on a property within the Rochester portfolio. The outstanding principal amount of the mortgage note payable totaled $19.9 million as of December 31, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred, subject to satisfaction of certain conditions. As of March 18, 2021, deferred debt service totaled $0.4 million.
•At the onset of the pandemic, we limited capital expenditures of our operating real estate to life safety and essential projects and have now begun selectively approving additional improvements.

Continuing Impact
We expect that the effects of the pandemic will continue to materially impact revenues, expenses and cash flow generated by both our operating and net lease direct investments, as well as our unconsolidated investments. At this time, as the extent and duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult to assess and estimate the impact on our results of operations with any meaningful precision. Accordingly, any estimates of the effects of COVID-19 as reflected and/or discussed are based upon our best estimates using information known to us as of the date of this Annual Report on Form 10-K, and such estimates may change in the future, the effects of which could be material.
The future impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, which may differ considerably across regions and fluctuate over time. These factors include, but are not limited to, the following:
•the availability and effective distribution of vaccines for the virus;
•the rate of acceptance of available vaccines for not only residents and staff at our communities, but also the general public; and
•the extent and timing of government restrictions being scaled back and lifted;
The communities of our direct investments and unconsolidated investments have begun hosting clinics to administer the COVID-19 vaccine. Within our direct investments, the rate of acceptance amongst residents has exceeded 90% and our managers and operators continue educate and encourage participation amongst their staff. Decreases in infection and transmission rates within our communities will help to reduce preventative operating costs that continue to be incurred. Further, we are encouraged by recent guidance from state and local governments and the resumption of normal business operations in many municipalities. We continue to see demand and lead generation for our communities and remain optimistic on the long-term outlook for the seniors housing industry.
Performance summary for the year ended December 31, 2020 as compared to the year ended December 31, 2019
On a same store basis, rental and resident fee income, net of property operating expenses, of our direct operating investments decreased to $68.0 million for the year ended December 31, 2020 as compared to $76.6 million for the year ended December 31, 2019. This was due to lower resident fee and rental income resulting from lower occupancy due to the aforementioned effects of COVID-19. Additionally, we incurred $9.9 million of COVID-19 related expenses for the year ended December 31, 2020, which were partially offset by $1.8 million of COVID-19 provider relief grant income.
During the year ended December 31, 2020, our direct operating investments’ weighted average resident occupancy was 77.4% as compared to 81.6% for the year ended December 31, 2019.
•Our operating portfolios managed by Watermark Retirement Communities had an overall average occupancy of 77.6% for the year ended December 31, 2020, a decrease from 83.5% for the year ended December 31, 2019.
•Our Winterfell portfolio’s average occupancy was 76.6% for the year ended December 31, 2020, a decrease from 79.8% for the year ended December 31, 2019.
Overall, our unconsolidated investment portfolios experienced similar operational challenges presented by the COVID-19 pandemic as our direct operating investments, which resulted in a decrease in equity in earnings for the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Distributions from our unconsolidated investments continued to be limited during the year ended December 31, 2020 by reinvestment and development in the Trilogy and Diversified US/UK (formerly Griffin-American) joint ventures and working capital needs for the Espresso joint venture, which negatively impacted our liquidity position. During the year ended December 31, 2020 we received distributions from our unconsolidated investments totaling $5.9 million as compared $35.9 million during the year ended December 31, 2019. Distributions received during the year ended December 31, 2019 included our proportionate share of net sales proceeds from assets within the Diversified US/UK (formerly Griffin-American) and Envoy joint ventures, totaling $16.9 million and $4.3 million, respectively. At this time, we anticipate the impact of COVID-19 will continue to impact the ability of our unconsolidated ventures to make distributions to partners in the future.
For additional information on financial results, refer to “—Results of Operations.”

Espresso Mezzanine Loan Debt Investment
Effective December 31, 2020, we executed an amended and restated loan agreement with the borrower of our mezzanine loan debt investment. The terms set forth under the amended loan agreement include:
•a partial principal repayment totaling $5.0 million upon execution, which was received in January 2021, as well as the remittance of modification fees upon certain milestones;
•an interest rate of 14.0%, effective February 2021, as well as the accrual of additional payment-in-kind, or PIK, interest based on outstanding principal balance thresholds;
•periodic principal repayments from the borrower’s available cash flow; and
•an extension of the loan’s maturity through January 2022.
Recent Developments
The following is a discussion of material events which have occurred subsequent to December 31, 2020 through March 18, 2021.
Borrowings
In January 2021, we refinanced an existing $18.7 million note payable, collateralized by a property within the Aqua portfolio, with a $26.0 million mortgage note payable. The new mortgage note carries a fixed interest rate of 3.0% through February 2024 and has an initial maturity date of February 2026.
In January 2021, we extended the maturity date of note payable for a property within the Aqua portfolio from February 2021 to April 2021. The outstanding principal amount of the mortgage note payable was $20.2 million as of December 31, 2020.
Real Estate Debt Investments
From January 1, 2021 through March 18, 2021, we have received principal repayments on our mezzanine loan debt investment which total $24.9 million. The borrower funded these principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
COVID-19 Provider Relief Funding
In January 2021, the Company’s direct operating investments received $6.8 million in grants from DHHS under the Provider Relief Fund. These grants are intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19 by our direct operating investments. Provided that we attest to and comply with certain terms and conditions of the grants, we will not be required to repay these grants in the future.
Outlook and Recent Trends
COVID-19
The healthcare real estate sector, which includes hospitals, skilled nursing, assisted living, and congregate living communities, has been significantly impacted by the effects of COVID-19, while continuing to operate during the pandemic. The Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from COVID-19 and healthcare communities have continued to care for those most affected by COVID-19 amidst challenges sourcing materials and resources. Operating results have been, and will continue to be impacted to the extent that the virus’ continued spread reduces occupancy, results in quarantines for residents or bans on admissions, reduces the ability to continue to obtain necessary goods and provide adequate staffing or increases the cost burdens faced by operators. This may result in sustained industry declines in resident occupancy and operating cash flows, compressed operating margins and a stressed market affecting healthcare real estate values in general.
During the fourth quarter of 2020, the seniors housing industry occupancy averaged 80.7% (source: The National Investment Centers for Seniors Housing & Care, or NIC). Industry occupancy averages have declined three straight quarters since the first quarter of 2020 as move-in/move-out trends continue to be negatively impacted by the pandemic. Further declines in average industry occupancy may continue as the effects of the pandemic persist in 2021.
The extent to which COVID-19 continues to impact the healthcare real estate sector will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, but not limited to, the duration of the outbreak, the availability and ability to distribute effective vaccines, new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact. Guidelines for easing social distancing will further impact how the industry will resume and trend back to operating without restrictions. The healthcare sector is expected to be the last to resume normal operations, including allowing normal visitation, touring of the communities, in an effort to protect the most vulnerable. Federal and state government plans may shift through the coming months as guidelines are very specific and may be unpredictable if the outbreak surges again.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. Beginning September 2020, licensed assisted living providers became eligible to apply for funding under the Provider Relief Fund Phase 2 General Distribution allocation.
In April 2020, the Centers for Medicare and Medicaid Services, or CMS, announced the distribution of $30 billion in funds to Medicare providers based upon their 2019 Medicare fee for service revenues. In addition, the DHHS authorized $20 billion of additional funding for providers. While these funds most significantly impact SNF operators, Congress continues to consider further legislative action in response to the COVID-19 pandemic.
Operators continue to evaluate their options for financial assistance, such as utilizing programs within the CARES Act as well as other state and local government relief programs. However, the ultimate impact of such relief, including the extent to which relief funds from such programs will provide meaningful support for lost revenue and increasing costs, is uncertain.
Healthcare Real Estate
The healthcare industry is one of the largest segments of the U.S. economy (approximately 18% of the gross domestic product, or GDP). Total U.S. healthcare expenditure in the sector is about $4 trillion, with hospital care, physician services and prescription drugs accounting for 60% of that total. One of the most prevalent trends that will impact the healthcare industry over the next 20+ years is the aging of the U.S. population, primarily as baby boomers (born between 1946-64) reach 75 years of age and older. According to the U.S. Census Bureau, from 2018 through 2060, seniors aged 75 and older are projected to more than double in size, reaching just over 50 million people (+130% increase from 2018). Additionally, with an increase in the elderly population, healthcare expenditure will continue to outgrow the broader U.S. economy, which continues to push up its share of total U.S. GDP. Healthcare spending in the United States is projected to grow at an average rate of 5.5% over the next 10 years and increase from $3.6 trillion in 2018 to $6.0 trillion in 2027 (source: CMS). As healthcare costs increase, insurers, individuals and the U.S. government are pursuing lower cost options for healthcare. Seniors housing facilities and SNFs are generally more cost effective than higher acuity healthcare settings, such as short or long-term acute-care hospitals, in-patient rehabilitation facilities and other post-acute care settings.
Seniors Housing
Notwithstanding the demographics and forecasted spending growth, economic and healthcare market uncertainty, development, and competitive pressures have had a negative impact on the seniors housing industry, weakening the market’s fundamentals and ultimately reducing operating income for tenants and operators.
Supply growth, which has outpaced demand, has challenged the seniors housing industry over the past several years. New inventory, coupled with the average move-in age of seniors housing residents increasing over time, has resulted in declining occupancy for the industry on average. Further, to remain competitive with the new supply, owners and operators of older facilities have increased capital expenditure spending, which in turn has negatively affected cash flow. While off its peak of 7.7% in the fourth quarter of 2017, seniors housing under construction as a share of inventory was 5.5% in the fourth quarter of 2020 (source: NIC). It is expected that development starts will be limited in the short-term future, in part due to the disruption caused by the COVID-19 pandemic, however, as demographics and demand continues to increase long-term, supply growth will follow.
As a result of increased supply, the seniors housing industry has experienced competitive pressures that have limited rent growth over the past several years. Average market rent growth reached its peak of 4.2% in 2016 and has since declined to 1.4% as of the fourth quarter of 2020, with pressures caused by the COVID-19 pandemic contributing to the decline (source: NIC). Limited future supply growth and reestablishing normal operations in a post-pandemic environment will be factors in achieving near and long term revenue growth for the industry.
Further, prior to the COVID-19 pandemic, a tight labor market and competition to attract quality staff had resulted in increased wages and personnel costs, resulting in lower margins. The COVID-19 pandemic has further exacerbated operating expense growth, with increased staffing needs and personal protective equipment requirements. While it is expected that the increases in expenses to combat the effects of the COVID-19 pandemic will be temporary, wage and benefits increases may continue to impact the industry’s margins in the future, as labor represents 60% of the seniors housing industry’s operating expenses (source: Green Street).

Skilled Nursing
While generally impacted by the same conditions as the seniors housing industry, SNF operators are currently facing various operational, reimbursement, legal and regulatory challenges. Increased wages and labor costs, narrowing of referral networks, shorter lengths of stay, staffing shortages, expenses associated with increased government investigations, enforcement proceedings and legal actions related to professional and general liability claims have contributed to compressed margins and declines in cash flow.
SNF operators receive a majority of their revenues from governmental payors, primarily Medicare and Medicaid. With a dependence on government reimbursement as the primary source of their revenues, SNF operators are also subject to intensified efforts to impose pricing pressures and more stringent cost controls, through value-based payments, managed care and similar programs, which could result in lower daily reimbursement rates, lower lease coverage, decreased occupancy and declining operating margins, liquidity and financial conditions.
Critical Accounting Policies and Estimates
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
Certain accounting policies are considered to be critical accounting policies. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s subjective and complex judgments, and for which the impact of changes in estimates and assumptions could have a material effect on our financial statements. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made, based upon information available to us at that time.
For a summary of our accounting policies, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
We highlight below accounting estimates that we believe are critical based on the nature of our operations and/or require significant management judgment and assumptions.
•Impairments, including operating real estate and goodwill.
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
We have considered the potential impact of the COVID-19 pandemic on the future net operating income of our healthcare real estate held for investment as an indicator of impairment. Fair values were estimated based upon the income capitalization approach, using net operating income for each property and applying indicative capitalization and discount rates.
We perform an annual impairment test for goodwill and evaluate the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In making such assessment, qualitative factors are used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, then an impairment charge is recorded.
Impairment
During the year ended December 31, 2020, we recorded impairment losses totaling $166.0 million on our operating real estate and held for sale investments. Impairment losses recorded during the year ended December 31, 2020 include the following:
•Winterfell Portfolio. Impairment losses totaled $84.9 million for nine independent living facilities which have lower projected future cash flows as a result of sustained declines in occupancy and decreased operating margins.
•Aqua Portfolio. Impairment losses totaled $19.9 million for a facility that has sustained poor performance, declines in occupancy and has been significantly impacted by the effects of COVID-19.
•Fountains Portfolio. Impairment losses totaled $42.7 million for five facilities that have been significantly impacted by the effects of COVID-19, resulting in lower projected future cash flows.

•Rochester Portfolio. Impairment losses totaled $12.5 million for two facilities that have sustained poor performance, declines in occupancy and decreased operating margins.
•Avamere Portfolio. Impairment losses totaled $4.2 million for a facility that has sustained poor performance, declines in occupancy and decreased operating margins.
•Assets held for sale or sold. Impairment losses totaled $1.8 million to reflect net realizable values for properties sold or designated as held for sale during the year ended December 31, 2020.
During the year ended December 31, 2020, we tested our goodwill for impairment. The accounting guidance under Accounting Standards Codification 350-20 requires that any assets in the reporting unit of goodwill that are subject to impairment testing be evaluated prior to testing the goodwill of the reporting unit for impairment. As a result of impairment recorded on the operating real estate of the goodwill reporting unit during the year ended December 31, 2020, we concluded that the fair value of its goodwill reporting unit remains greater than its carrying value and have not impaired goodwill as of December 31, 2020. We utilized future net cash flows expected to be generated by the properties in a discounted cash flow analysis using terminal capitalization rates ranging from 6.50% to 7.75% and discount rates ranging from 7.75% to 9.25%.
As of December 31, 2019, we had accumulated impairment losses of $49.7 million for operating real estate that we continue to hold as of December 31, 2020. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for additional information regarding impairment recorded in prior years.
During the year ended December 31, 2020, we did not impair any of our investments in unconsolidated ventures, however, our underlying joint ventures have recorded impairments and reserves on properties in their respective portfolios, which have been recognized through our equity in earnings (losses), of which our proportionate share totaled $38.2 million. Our proportionate share of impairment losses recorded by our underlying joint ventures during the year ended December 31, 2020 include the following:
•Diversified US/UK (formerly Griffin-American) Portfolio. Impairment losses totaled $34.4 million. Operating real estate impairment resulted from shortened holding period assumptions and lower projected future cash flows and market values as a result of the economic effects of COVID-19.
•Eclipse Portfolio. Impairment losses totaled $3.2 million. Operating real estate impairment resulted from lower projected market values as a result of the economic effects of COVID-19.
•Trilogy Portfolio. Impairment losses totaled $0.6 million.
Due to uncertainties over the extent and duration of the economic fallout from the COVID-19 pandemic, at this time, it is difficult to assess and estimate the further economic effects of COVID-19 with any meaningful precision. As the actual impact of COVID-19 will depend on many factors beyond our control and knowledge, the resulting effect on impairment of our operating real estate, investments in unconsolidated ventures and goodwill may materially differ from our current expectations and further impairment charges may be recorded in the future.
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

Comparison of the Year Ended December 31, 2020 to December 31, 2019 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Property and other revenues
Resident fee income	$118,126	$130,135	$(12,009)	(9.2)%
Rental income	157,024	161,084	(4,060)	(2.5)%
Other revenue	198	1,959	(1,761)	(89.9)%
Total property and other revenues	275,348	293,178	(17,830)	(6.1)%
Interest income
Interest income on debt investments	7,674	7,703	(29)	(0.4)%
Expenses
Real estate properties - operating expenses	184,178	181,214	2,964	1.6%
Interest expense	65,991	68,896	(2,905)	(4.2)%
Transaction costs	65	122	(57)	(46.7)%
Asset management and other fees-related party	17,170	19,789	(2,619)	(13.2)%
General and administrative expenses	16,505	12,761	3,744	29.3%
Depreciation and amortization	65,006	70,989	(5,983)	(8.4)%
Impairment loss	165,968	27,554	138,414	502.3%
Total expenses	514,883	381,325	133,558	35.0%
Other income	1,840	—	1,840	100.0%
Realized gain (loss) on investments and other	302	6,314	(6,012)	(95.2)%
Equity in earnings (losses) of unconsolidated ventures	(34,466)	(3,545)	(30,921)	872.2%
Income tax expense	(53)	(75)	22	(29.3)%
Net income (loss)	$(264,238)	$(77,750)	$(186,488)	239.9%
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Same store ALF/MCF/CCRC properties (placed in service - 2018 and prior)	$118,126	$130,135	$(12,009)	(9.2)%
On a same store basis, resident fee income decreased $12.0 million primarily as a result of lower occupancy at our ALFs, MCFs and CCRCs during the year ended December 31, 2020 and non-recurring income recognized in the Fountains portfolio during the year ended December 31, 2019. The effects of the COVID-19 pandemic resulted in limited inquiries and tours, which have significantly decreased the number of move-ins at our facilities, along with an increased number of move-outs.
Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Same store ILF properties (placed in service - 2018 and prior)	$124,125	$127,660	$(3,535)	(2.8)%
Same store net lease properties (placed in service - 2018 and prior)	32,899	32,826	73	0.2%
Properties sold	—	598	(598)	(100.0)%
Total rental income	$157,024	$161,084	$(4,060)	(2.5)%
Rental income decreased $4.1 million primarily due to overall decreases in occupancy at our ILFs and the sale of a net lease property during 2019. The effects of the COVID-19 pandemic resulted in limited inquiries and tours, which have significantly decreased the number of move-ins at our facilities, along with an increased number of move-outs.

Effective June 1, 2020, we granted a lease concession to the operator of our Fountains net lease portfolio. The concession allowed the operator to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The amount of the deferred rental payments under the lease concession totaled $3.9 million. The lease concession period ended on August 31, 2020 and the operator has resumed remitting contractual rent payments, including amounts related to deferred rent granted under the lease concession. As there were no substantive changes to the original lease or changes in total cash flows, the concession was not treated as a lease modification and we continued to recognize lease income and receivables under the original terms of the lease.
Other Revenue
Other revenue decreased primarily as a result of non-recurring service provider incentives recognized by the Winterfell portfolio during 2019, as well as lower interest earned on uninvested cash during the year ended December 31, 2020.
Interest Income on Debt Investments
Interest income generated by our one mezzanine loan debt investment during the year ended December 31, 2020 totaled $7.7 million, which was comparable to interest income recognized during year ended December 31, 2019.
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$91,062	$94,678	$(3,616)	(3.8)%
ILF properties	83,172	86,526	(3,354)	(3.9)%
Net lease properties	13	10	3	30.0%
COVID-19 related expenses	9,931	—	9,931	NA
Total real estate properties - operating expenses	$184,178	$181,214	$2,964	1.6%
Overall, operating expenses increased $3.0 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase is primarily attributable COVID-19 related expenses, which totaled $9.9 million for the year ended December 31, 2020. These expenses include personal protective equipment for residents and staff as well as wages for increased staffing and paying a premium for labor in many markets, particularly in communities that have been severely impacted by COVID-19.
Excluding COVID-19 related expenses, operating expenses decreased $7.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, as lower census in our direct investment operating portfolio resulted in lower utilities and food and beverage costs. Additionally, repairs and maintenance expense was lower year over year, as operators minimized all non-essential projects across our direct investment operating portfolio in response to COVID-19.
Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$19,059	$20,620	$(1,561)	(7.6)%
ILF properties	34,151	35,740	(1,589)	(4.4)%
Net lease properties	11,832	12,187	(355)	(2.9)%
Properties sold	—	247	(247)	(100.0)%
Corporate	949	102	847	830.4%
Total interest expense	$65,991	$68,896	$(2,905)	(4.2)%
Interest expense decreased $2.9 million as a result of lower mortgage notes balances during the year ended December 31, 2020 due to continued principal amortization and loan payoffs, in addition to lower London Interbank Offered Rate (“LIBOR”), which has reduced interest expense on our floating rate debt. Interest expense was recognized and accrued for borrowings with deferred payments under forbearance agreements. For the year ended December 31, 2020, corporate interest expense represents interest resulting from the borrowings under our Sponsor Line.
Transaction Costs
Transaction costs for the year ended December 31, 2020 were primarily expenses associated with sales transactions no longer being pursued. Transaction costs for the year ended December 31, 2019 were primarily residual costs incurred for the Rochester operator license transfer.
Asset Management and Other Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management and other fees - related party decreased $2.6 million as a result of the declining estimated net asset value year over year.
General and Administrative Expenses
General and administrative expenses increased $3.7 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of significant increases to insurance premiums. Further, we incurred non-operating compensation costs for a property within the Fountains net lease portfolio during the year ended December 31, 2020.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Same store (placed in service - 2018 and prior)
ALF/MCF/CCRC properties	$19,899	$19,933	$(34)	(0.2)%
ILF properties	30,167	36,727	(6,560)	(17.9)%
Net lease properties	14,940	14,226	714	5.0%
Properties sold	—	103	(103)	(100.0)%
Total depreciation and amortization	$65,006	$70,989	$(5,983)	(8.4)%
Depreciation and amortization expense decreased $6.0 million, primarily as a result of intangible assets becoming fully amortized in the Winterfell and Rochester portfolios in 2019. Impairments recognized for properties in the Winterfell and Aqua portfolios reduced building depreciation expense for the year ended December 31, 2020 and contributed to the overall decrease.
Impairment Loss
During the year ended December 31, 2020, impairment losses on operating real estate and held for sale assets totaled $166.0 million for properties with sustained poor performance, declines in occupancy and operating margins, and which have been significantly impacted by the effects of COVID-19. Refer to “—Impairment” for additional discussion.
During the year ended December 31, 2019, impairment losses on operating real estate and held for sale assets totaled $27.6 million. Impairment was recognized for two ALFs with sustained low occupancy within the Rochester portfolio, two poor performing properties within the Kansas City portfolio and a net lease property classified as held for sale.
Other Income
Other income for the year ended December 31, 2020 comprised of $1.8 million in federal COVID-19 provider relief grants from DHHS. These grants are intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19 by our direct operating investments. Provided that we attest to and comply with certain terms and conditions of the grants, we will not be required to repay these grants in the future.
Realized Gain (Loss) on Investments and Other
During the year ended December 31, 2020, we recognized a $0.3 million gain on the settlement of the share based payment to our Advisor. During the year ended December 31, 2019, realized gains of $6.3 million were primarily related to the sale of two net lease properties and two Remainder Interest units in the Fountains portfolio.

Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Year Ended December 31,								Year Ended December 31,
	2020	2019	2020	2019	2020	2019			2020	2019
Portfolio	Equity in Earnings (Losses)		Select Revenues and (Expenses), net(1)		Equity in Earnings, less Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$(3,774)	$435	$(4,769)	$(987)	$995	$1,422	$(427)	(30.0)%	$86	$2,717
Envoy	(7)	20	—	(892)	(7)	912	(919)	(100.8)%	390	4,339
Diversified US/UK (formerly Griffin-American)	(35,396)	(4,540)	(47,177)	(16,359)	11,781	11,819	(38)	(0.3)%	1,487	23,061
Espresso	270	(2,426)	(9,415)	(8,530)	9,685	6,104	3,581	58.7%	—	—
Trilogy	4,495	3,003	(13,617)	(13,797)	18,112	16,800	1,312	7.8%	3,960	5,805
Subtotal	$(34,412)	$(3,508)	$(74,978)	$(40,565)	$40,566	$37,057	$3,509	9.5%	$5,923	$35,922
Operator Platform(2)	(54)	(37)	—	—	(54)	(37)	(17)	45.9%	—	—
Total	$(34,466)	$(3,545)	$(74,978)	$(40,565)	$40,512	$37,020	$3,492	9.4%	$5,923	$35,922
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.
(2)Represents our investment in Solstice.
Our proportionate share of losses generated by our unconsolidated ventures increased $30.9 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to real estate impairments recorded by the Diversified US/UK (formerly Griffin-American), Eclipse and Trilogy joint ventures.
Equity in earnings, less select revenues and expenses, increased by $3.5 million. Improved performance in the Espresso joint venture, primarily due to full contractual rent collections and lower interest and operating expenses, as well as federal COVID-19 provider relief funds received and recognized by the Trilogy joint venture, were the main contributors to the increase for the year ended December 31, 2020. Non-recurring earnings recognized by the Envoy joint venture upon the completion of the sale of its remaining operating assets in 2019 and declines in operational performance in the Diversified US/UK (formerly Griffin-American) and Eclipse joint ventures as a result of the effects of COVID-19, partially offset the increase.
Income Tax Expense
Income tax expense for the year ended December 31, 2020 was $53,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the year ended December 31, 2019 was $75,000.

Comparison of the Year Ended December 31, 2019 to December 31, 2018 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount	%
Property and other revenues
Resident fee income	$130,135	$129,855	$280	0.2%
Rental income	161,084	159,481	1,603	1.0%
Other revenue	1,959	4,935	(2,976)	(60.3)%
Total property and other revenues	293,178	294,271	(1,093)	(0.4)%
Net interest income
Interest income on debt investments	7,703	7,706	(3)	—%
Interest income on mortgage loans held in a securitized trust	—	5,149	(5,149)	(100.0)%
Interest expense on mortgage obligations issued by a securitization trust	—	(3,824)	3,824	(100.0)%
Net interest income	7,703	9,031	(1,328)	(14.7)%
Expenses
Real estate properties - operating expenses	181,214	188,761	(7,547)	(4.0)%
Interest expense	68,896	70,196	(1,300)	(1.9)%
Other expenses related to securitization trust	—	811	(811)	(100.0)%
Transaction costs	122	888	(766)	(86.3)%
Asset management and other fees-related party	19,789	23,478	(3,689)	(15.7)%
General and administrative expenses	12,761	14,390	(1,629)	(11.3)%
Depreciation and amortization	70,989	107,133	(36,144)	(33.7)%
Impairment loss	27,554	36,277	(8,723)	(24.0)%
Total expenses	381,325	441,934	(60,609)	(13.7)%
Realized gain (loss) on investments and other	6,314	20,243	(13,929)	(68.8)%
Equity in earnings (losses) of unconsolidated ventures	(3,545)	(33,517)	29,972	(89.4)%
Income tax benefit (expense)	(75)	(114)	39	(34.2)%
Net income (loss)	$(77,750)	$(152,020)	$74,270	(48.9)%
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
On a same store basis, resident fee income increased $4.5 million primarily as a result of non-recurring income recognized in the Fountains portfolio, billing rate increases for the Watermark Aqua and Fountains portfolios and a one-time adjustment, which reduced revenue for the Rochester portfolio in 2018. The increase in resident fee income generated by Pinebrook memory care expansion, which opened in November 2018, was offset by decreases in revenue as a result of the sale of an operating facility in the Fountains portfolio in the fourth quarter of 2018.

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
Rental income increased $1.6 million primarily due to non-recurring services and fees at our IL properties, which were recorded as rental income during the year ended December 31, 2019 as a result of the adoption of the new lease accounting standard and were previously recorded as other revenue. Further, rental income recorded in 2018 was reduced by one-time write-downs, as a result of a net lease operator not remitting rental payments, which also contributed to the variance. Increases to rental income were offset by the sale of two net lease properties.
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
Property operating expenses decreased $7.5 million, primarily due to the sale of an operating facility in the Fountains portfolio in the fourth quarter of 2018, as well as expense savings realized in the Winterfell portfolio. One-time bad debt expense for straight-line rent recorded during the year ended December 31, 2018, as a result of a net lease portfolio operator not remitting rental payments, also contributed to the variance.

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

Impairment Loss
During the year ended December 31, 2019, impairment losses totaled $27.6 million. Impairment was recognized for two ALFs with sustained low occupancy within the Rochester portfolio, two poor performing properties within the Kansas City and a net lease property classified as held for sale.
During the year ended December 31, 2018, impairment losses totaling $36.3 million were recorded due to performance issues at properties within the Winterfell and Kansas City portfolios, as well as to reflect net realizable value of properties designated as held for sale.
Realized Gain (Loss) on Investments and Other
During the year ended December 31, 2019, realized gains of $6.3 million related to the sale of two net lease properties and the sale of Remainder Interests in the Fountains portfolio. During the year ended December 31, 2018, realized gains of $20.2 million was primarily a result of the sales of our investments in the Trilogy portfolio and Freddie Mac securitization.
Equity in Earnings (Losses) of Unconsolidated Ventures (dollars in thousands):

	Year Ended December 31,								Year Ended December 31,
	2019	2018	2019	2018	2019	2018			2019	2018
Portfolio	Equity in Earnings (Losses)		Select Revenues and (Expenses), net(1)		Equity in Earnings, less Select Revenues and Expenses		Increase (Decrease)		Cash Distributions
Eclipse	$435	$(624)	$(987)	$(2,280)	$1,422	$1,656	$(234)	(14.1)%	$2,717	$754
Envoy	20	(37)	(892)	(301)	912	264	648	245.5%	4,339	283
Diversified US/UK (formerly Griffin-American)	(4,540)	(12,717)	(16,359)	(24,780)	11,819	12,063	(244)	(2.0)%	23,061	5,553
Espresso	(2,426)	(21,460)	(8,530)	(26,906)	6,104	5,446	658	12.1%	—	—
Trilogy	3,003	1,153	(13,797)	(14,810)	16,800	15,963	837	5.2%	5,805	5,977
Subtotal	$(3,508)	$(33,685)	$(40,565)	$(69,077)	$37,057	$35,392	$1,665	4.7%	$35,922	$12,567
Operator Platform(2)	(37)	168	—	—	(37)	168	(205)	(122.0)%	—	107
Total	$(3,545)	$(33,517)	$(40,565)	$(69,077)	$37,020	$35,560	$1,460	4.1%	$35,922	$12,674
__________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.
(2)Represents our investment in Solstice.
Our proportionate share of losses generated by our unconsolidated ventures decreased by $30.0 million, primarily due to lower impairment and reserves recognized by the Diversified US/UK (formerly Griffin-American) and Espresso joint ventures during the year ended December 31, 2019.
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
Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments have been amortized over the life of the investment as an adjustment to interest income, while fees paid to our Advisor in connection with the acquisition of equity investments were generally expensed under U.S. GAAP. In both situations, the fees were included in the computation of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. We adjusted MFFO for the amortization of acquisition fees in the period when such amortization was recognized under U.S. GAAP or in the period in which the acquisition fees were expensed. Acquisition fees were paid in cash that would otherwise have been available to distribute to our stockholders. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties. However, in general, we earned origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to our Advisor. Effective January 1, 2018, our Advisor no longer receives an acquisition fee in connection with our acquisition of real estate properties or debt investments.
Due to certain of the unique features of publicly-registered, non-traded REITs, the Institute for Portfolio Alternatives, or IPA, an industry trade group, standardized a performance measure known as MFFO and recommends the use of MFFO for such REITs. Management believes MFFO is a useful performance measure to evaluate our business and further believes it is important to disclose MFFO in order to be consistent with the IPA recommendation and other non-traded REITs. MFFO adjustments for items such as acquisition fees would only be comparable to non-traded REITs that have completed the majority of their acquisition activity and have other similar operating characteristics as us. Neither the U. S. Securities and Exchange Commission, or SEC, nor any other regulatory body has approved the acceptability of the adjustments that we use to calculate MFFO. In the future, the SEC or another regulatory body may decide to standardize permitted adjustments across the non-listed REIT industry and we may need to adjust our calculation and characterization of MFFO.
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
We believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and stockholders in assessing our future operating performance once our organization and offering, and acquisition and development stages are complete. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-traded REITs, including if we were to extend our acquisition and development stage or if we determined not to pursue an exit strategy.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(261,458)	$(76,960)	$(151,578)
Adjustments:
Depreciation and amortization	65,006	70,989	107,133
Depreciation and amortization related to non-controlling interests	(647)	(635)	(779)
Impairment loss on real estate related to non-controlling interests	(2,253)	(585)	(62)
Realized gain (loss) from sales of property related to non-controlling interests	—	—	2
Depreciation and amortization related to unconsolidated ventures	31,999	31,892	32,877
Impairment losses of depreciable real estate held by unconsolidated ventures	37,893	2,663	22,568
Realized (gain) loss from sales of property related to unconsolidated ventures	(320)	(4,065)	1,446
Impairment losses of depreciable real estate	165,968	27,554	35,552
Realized (gain) loss from sales of property	—	(6,104)	(14,148)
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$36,188	$44,749	$33,011
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$36,188	$44,749	$33,011
Adjustments:
Acquisition fees and transaction costs	65	122	878
Straight-line rental (income) loss	441	(467)	440
Amortization of premiums, discounts and fees on investments and borrowings	4,975	4,914	4,903
Amortization of discounts on healthcare-related securities	—	—	314
Adjustments related to unconsolidated ventures(1)	5,406	10,075	12,185
Adjustments related to non-controlling interests	(48)	(25)	13
Realized (gain) loss on investments and other	(302)	(679)	(6,094)
Impairment of assets other than real estate	—	—	725
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$46,725	$58,689	$46,375
_______________________________________
(1)Primarily represents our proportionate share of liability extinguishment gains, loan loss reserves, transaction costs and amortization of above/below market debt adjustments, straight-line rent adjustments, debt extinguishment losses and deferred financing costs, incurred through our investments in unconsolidated ventures.
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

Prior to the COVID-19 pandemic, our business had been impacted by limited growth in revenues due to stagnant occupancy and rate pressures as well as rising labor and benefits costs, resulting in compressed operating margins. The effects of the COVID-19 pandemic have further amplified the aforementioned issues. The COVID-19 pandemic has impacted and will continue to impact, our operating results and liquidity, the extent to which depends on the exposure of residents and staff to COVID-19, the speed of the development and distribution of vaccines for COVID-19 and variants thereof and the efficacy, acceptance and availability of such vaccines and the continuation of government imposed preventative restrictions, among other factors.
In response to this uncertainty, we took the following actions to preserve liquidity and financial resources:
•Borrowed $35.0 million under our Sponsor Line;
•Suspended all repurchases under our Share Repurchase Program effective April 30, 2020;
•Limited capital expenditures of our operating real estate to life safety and essential projects at the onset of the pandemic and are now selectively approving additional improvements;
•Entered into forbearance agreements, effective May 1, 2020, to defer up to 90 days of contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Fountains portfolios. The aggregate outstanding principal amount of these borrowings totaled $1.3 billion as of December 31, 2020.
•Entered into a forbearance agreement, effective July 1, 2020, to defer up to 90 days of interest payments and 120 days of principal payments and temporarily waive financial covenants under the mortgage note for a mortgage note payable on a property within our Rochester portfolio. The outstanding principal amount of the mortgage note payable was $19.9 million as of December 31, 2020.
We currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months. As of March 18, 2021, we had approximately $95.7 million of unrestricted cash. For additional information regarding our liquidity needs and capital resources, see below.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties, rental income from our net lease properties and interest from our debt investment, as well as distributions from our investments in unconsolidated ventures. Net cash provided by operating activities was $31.0 million for the year ended December 31, 2020.
A substantial majority of our properties, or 77.2% of our operating real estate, excluding our unconsolidated ventures and properties designated held for sale, are operating properties whereby we are directly exposed to various operational risks. During the year ended December 31, 2020, our cash flow from operations continued to be negatively impacted by, among other things, suboptimal occupancy levels, rate pressures, increased labor and benefits costs, as well as rising real estate taxes. Beginning in March 2020, our operations began to be impacted by the COVID-19 pandemic. Occupancy, which is the primary driver of revenues at our properties, has declined, and may continue to decline, as shelter-in-place restrictions limited admissions, tours, inquiries and ultimately move-ins, while the pandemic also increases the risk of resident illness and move-outs. At the same time, operating costs have increased to obtain adequate staffing and personal protective equipment. We expect that these factors will materially impact our revenues, expenses and cash flow generated by the communities of our direct operating investments during the pandemic. As of March 18, 2021, our direct operating investments have not experienced any significant issues collecting rents or other fees from residents as a result of COVID-19.
For our net lease investments, our operators will be impacted by the same COVID-19 factors discussed above, which has and will continue to affect our operators’ ability and willingness to pay rent. Numerous state, local, federal and industry-initiated efforts have also affected or may affect landlords and their ability to collect rent and or enforce remedies for the failure to pay rent. As of March 18, 2021, rent collection details for our net lease investments are as follows:
•The operator of our Smyrna (formerly Peregrine) portfolio has failed to remit rental payments in 2020;
•The operator of our Arbors portfolio has failed to remit rent timely and satisfy other lease conditions, but is current on its contractual monthly rent obligations through December 2020;

•Effective June 1, 2020, we granted a lease concession to the operator of our Fountains net lease portfolio. The concession allowed the operator to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The lease concession provided the operator relief consistent with the debt forbearance received from the lender of the properties in the portfolio. The amount of the deferred rental payments under the lease concession totaled $3.9 million. The lease concession period ended on August 31, 2020 and the operator has resumed remitting contractual rent payments, including amounts related to deferred rent granted under the lease concession.
The performance of our operators in our Arbors portfolio and Fountains net lease portfolio have been significantly and adversely affected by COVID-19 thus far, which has resulted in delays and shortfalls in payment of rent.  Our operators have applied for and benefited from federal relief assistance, however, the continuing impact of COVID-19 on their ability to pay rent in the future is currently unknown.
In addition, we have significant joint ventures and may not be able to control the timing of distributions, if any, from these investments. As of December 31, 2020, our unconsolidated joint ventures and consolidated joint ventures represented 35.4% and 20.9%, respectively, of our total real estate equity investments, based on cost. Due to uncertainty surrounding COVID-19, our joint ventures, which have been similarly impacted as our direct investments, are likely to suspend or limit distributions to preserve liquidity.
Borrowings
We use asset-level financing as part of our investment strategy and are required to make recurring principal and interest payments on our borrowings. As of December 31, 2020, we had $1.4 billion of consolidated asset-level borrowings outstanding. During the year ended December 31, 2020, we paid $72.6 million in recurring principal and interest payments on these borrowings.
In response to the impact COVID-19 has had on the performance at our healthcare properties, we entered into forbearance agreements with our lenders to defer contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Fountains portfolios. We have resumed remitting debt service on these borrowings. As a result, these borrowings remain in technical default and are subject to the terms of the forbearance agreements until all deferred debt service is repaid. The deferred debt service must be repaid over the 12 months following the forbearance period. As of March 18, 2021, deferred debt service outstanding totaled $5.3 million, which has increased payments and will put pressure on liquidity in future periods.
We entered into a forbearance agreement with our lender for a mortgage note on a property within the Rochester portfolio that also temporarily waives financial covenants under the mortgage note, which the property has failed to maintain as of December 31, 2020. In addition, the operator for the Arbors portfolio failed to remit rent timely and satisfy other conditions under its lease, which resulted in a default under the operator’s lease, and in turn, resulted in a default under the mortgage notes collateralized by the properties as of December 31, 2020. As the impact of COVID-19 continues to influence performance at our healthcare properties, we expect that we will experience additional defaults.
We continue to engage with lenders, where necessary, regarding further deferral of payment obligations. However, if COVID-19 continues to impact performance and we are unable to obtain accommodations from our lenders, we may be subject to cash flow sweeps, required to repay outstanding obligations, including penalties, prior to the stated maturity, or potentially have assets foreclosed upon.
Although no significant consolidated borrowings mature in 2021, $460.0 million of our mortgage notes secured by the Watermark Fountains net lease and operating portfolios matures in June 2022, which may require capital to be funded if favorable refinancing is not obtained. Our unconsolidated joint ventures also have significant asset level borrowings, which also may require capital to be funded if favorable refinancing is not obtained.
In April 2020, we borrowed $35.0 million under our Sponsor Line to improve our liquidity position. The borrowings under our Sponsor Line carry an interest rate of 3.5% plus LIBOR. As of March 18, 2021, the effective interest rate of the Sponsor Line was 3.6%.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of December 31, 2020, our leverage was 61.3% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of

December 31, 2020, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 60.5%.
For additional information regarding our borrowings, including principal repayments, timing of maturities and loans currently in default, refer to Note 6, “Borrowings” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Capital Expenditures, Development and Redevelopment Activities
We are responsible for capital expenditures for our operating properties and, from time to time, may also fund capital expenditures for certain net lease properties. We continue to invest capital into our operating portfolio in order to maintain market position, as well as functional and operating standards. In addition, we will continue to execute on and identify strategic development opportunities for our existing investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide an optimal mix of services, increase operating income, achieve property stabilization and enhance the overall value of our assets. However, there can be no assurance that these initiatives will achieve these intended results.
During the year ended December 31, 2020, we spent $15.2 million on capital expenditures for our direct investments, which were limited in response to the COVID-19 pandemic to life safety and essential projects, with the selective approval of additional improvements in conjunction with our operating partners. We anticipate normalized spending on capital expenditures, including strategic development as outlined in our strategy, to resume in 2021, however it continues to be difficult to accurately predict the full extent of the financial impact of the COVID-19 pandemic on our operations and on our liquidity needs.
We are also party to certain agreements that contemplate development of healthcare properties funded by us and our joint venture partners. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences under our joint venture governing documents for any such failure to fund.
Realization and Disposition of Investments
We evaluate dispositions of non-core investments to provide an additional source of liquidity. In 2019, we generated total net proceeds, after mortgage and loan repayments, of $26.6 million from dispositions of our direct investments and investments within our unconsolidated ventures. In July 2020, we sold a net lease property previously designated as held for sale, generating net proceeds of $0.9 million.
We have made significant investments through both consolidated and unconsolidated joint ventures with third parties which we may share decision-making authority regarding certain major decisions and could prevent us from selling properties or our interest in the joint venture.
While we will continue to evaluate additional dispositions of investments in 2021, future dispositions may be delayed. If we decide to pursue a disposition to generate additional liquidity, we may generate the lower proceeds as a result of the COVID-19 pandemic.
Effective December 31, 2020, we executed an amended and restated loan agreement with the borrower of mezzanine loan debt investment that extended the maturity date through January 2022. If the borrower is not able to refinance with another lender or otherwise repay the principal amount at its stated maturity, we may have to negotiate further modifications to the loan agreement, which may delay our ability to realize liquidity from this investment. In addition, as a result of COVID-19, there may be additional defaults or challenges refinancing any of the senior borrowings, and we may be required to cure such defaults in order to preserve the collateral underlying our mezzanine loan.
Distributions
To continue to qualify as a REIT, we are required to distribute annually dividends equal to at least 90% of our taxable income, subject to certain adjustments, to stockholders. We have generated, and continue to generate, net operating losses for tax purposes and, accordingly, are currently not required to make distributions to our stockholders to qualify as a REIT. Effective February 1, 2019, our board of directors determined to suspend distributions in order to preserve capital and liquidity. Refer to “—Distributions Declared and Paid” for further information regarding our historical distributions.

Repurchases
We adopted a Share Repurchase Program effective August 7, 2012, which enabled stockholders to sell their shares to us in limited circumstances. In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we only repurchased shares in connection with the death or qualifying disability of a stockholder. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. On April 7, 2020, our board of directors determined to suspend all repurchases under our existing Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity during the COVID-19 pandemic. During the year ended December 31, 2020, we repurchased 0.3 million shares for an aggregate amount of $2.1 million.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,
Cash flows provided by (used in):	2020	2019	2018	2020 vs. 2019 Change	2019 vs. 2018 Change
Operating activities	$31,018	$25,298	$27,986	$5,720	$(2,688)
Investing activities	(8,415)	(4,287)	73,948	(4,128)	(78,235)
Financing activities	12,147	(56,699)	(87,914)	68,846	31,215
Net increase (decrease) in cash, cash equivalents and restricted cash	$34,750	$(35,688)	$14,020	$70,438	$(49,708)
Year Ended December 31, 2020 compared to December 31, 2019
Operating Activities
Net cash provided by operating activities totaled $31.0 million for the year ended December 31, 2020, compared to $25.3 million for the year ended December 31, 2019. The increase in cash provided from operating activities was a result of the following:
•Collection of a regulatory reserve deposit for a healthcare facility;
•lower interest expense, due to lower debt principal balances and effective interest rates;
•lower cash interest payments due to deferred debt service under executed debt forbearance agreements; and
•lower asset management fees paid in cash.
Cash flow improvements were partially offset by lower rent and resident fee income as well as higher operating expenses as a result of the effects of the COVID-19 pandemic.
Investing Activities
Our cash flows from investing activities are generally used to fund investment improvements and follow-on investments, net of any investment dispositions. Net cash used in investing activities was $8.4 million for the year ended December 31, 2020 compared to $4.3 million for the year ended December 31, 2019. Cash flows used in investing activities for the year ended December 31, 2020 were primarily recurring capital expenditures for existing investments, partially offset by distributions received on our unconsolidated joint ventures. Cash flows used in investing activities for the year ended December 31, 2019 were primarily a contribution to the Diversified US/UK (formerly Griffin-American) joint venture, partially offset by the net proceeds generated from the sale of two net lease properties and a distribution received from the Envoy joint venture upon the sale of its underlying operating assets.

The following table presents cash used for capital expenditures, excluding our unconsolidated ventures (dollars in thousands):

	Year Ended December 31,
Capital Expenditures	2020	2019	2020 vs. 2019 Change
Recurring	$15,214	$22,323	$(7,109)
Recurring capital expenditures have decreased during the year ended December 31, 2020 as compared to the year ended December 31, 2019 as a result of limiting expenditures to life safety and essential projects, with selective approval of additional improvements, in response to COVID-19.
Financing Activities
For the year ended December 31, 2020, our cash flows from financing activities were principally impacted by borrowing $35.0 million under our Sponsor Line, partially offset by our repurchases of common stock and repayments on our mortgage notes payable, which were reduced as a result of forbearance agreements executed with lenders. Cash flows provided by financing activities was $12.1 million for the year ended December 31, 2020 compared to cash flows used in financing activities of $56.7 million for the year ended December 31, 2019. During the year ended December 31, 2019, the payment of dividends, repurchases of shares under our Share Repurchase Program and the repayment of a mortgage note payable upon the sale of two net lease properties were the primary drivers of financing cash flows.
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
Investing Activities
Net cash used in investing activities was $4.3 million for the year ended December 31, 2019 compared to net cash provided by investing activities of $73.9 million for the year ended December 31, 2018. Cash flows used in investing activities for the year ended December 31, 2019 were primarily a contribution to the Diversified US/UK (formerly Griffin-American) joint venture and capital improvements to existing investments, partially offset by the proceeds from the sale of two net lease properties and distributions received from our investments in unconsolidated ventures. Cash flows provided by investing activities for the year ended December 31, 2018 were primarily attributable to the sale of an ownership interest in the Trilogy joint venture and the sale of our investment in the Freddie Mac securitization, partially offset by capital improvements to existing investments.
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
Financing Activities
Cash flows used in financing activities was $56.7 million for the year ended December 31, 2019 compared to $87.9 million for the year ended December 31, 2018. The decrease was primarily attributable to the suspension of dividends in February 2019 and amended Share Repurchase Program in October 2018, partially offset by a mortgage repayment upon the sale of two net lease properties in 2019.

Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2020 (dollars in thousands):

	Payments Due by Period
		2021	2022 - 2023	2024 - 2025	2026 and Thereafter
	Total	Less than 1 year	1-3 years(5)	3-5 years(6)	More than 5 years
Mortgage and notes other payables(1)	$1,435,384	$79,696	$486,704	$690,708	$178,276
Estimated interest payments(2)	199,598	56,888	81,208	53,554	7,948
Advisor asset management fee(3)	66,462	11,077	22,154	22,154	11,077
Total(4)	$1,701,444	$147,661	$590,066	$766,416	$197,301
____________________________________
(1)Represents contractual amortization of principal and repayment upon contractual maturity.
(2)Estimated interest payments are based on the remaining life of the borrowings. Applicable LIBOR rate plus the respective spread as of December 31, 2020 was used to estimate payments for our floating-rate borrowings.
(3)Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and managing investments on our behalf. For such services, our Advisor receives management fees from us based on our most recent net asset value. In addition, our advisory agreement must be renewed in June 2021 and may be renewed on different terms or may be terminated at any time, subject to notice requirements. As a result, the amount included in the table above is an estimate only and assumes the current net asset value and the continuation of our advisory agreement on its current terms. Included in the table is $10.0 million of advisor asset management fees per year that are payable in shares of our common stock. Refer to “—Related Party Arrangements” for additional information on our Advisor asset management fee.
(4)Excludes construction related and other commitments for future development.
(5)Total includes $523.8 million and $66.3 million for years ended December 31, 2022 and 2023, respectively.
(6)Total includes $66.3 million and $700.2 million for years ended December 31, 2024 and 2025, respectively.
Borrowings that are maturing in our unconsolidated ventures may require us to fund additional contributions if favorable refinancing is not obtained. We are not obligated to fund capital contributions, however our investment in the unconsolidated investment may be diluted and we may be prohibited from participating in future cash flows if we are unable to fund. In addition, our joint venture partners may be entitled to call additional capital under the governing documents of our joint ventures and certain of our operators and managers may require us to fund capital projects under our leases or management agreements. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences for any such failure to fund.
Off-Balance Sheet Arrangements
As of December 31, 2020, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part II. Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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

The following table presents distributions declared (dollars in thousands):

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
Distributions(1)
Cash	$—		$2,991
DRP	—		2,422
Total	$—		$5,413

Sources of Distributions(1)
FFO(2)	$—	—%	$5,413	100%
Offering proceeds - Other	—	—%	—	—%
Total	$—	—%	$5,413	100%

Cash Flow Provided by (Used in) Operations	$31,018		$25,298
_______________________________________
(1)Represents distributions declared for such period, even though such distributions are actually paid to stockholders the month following such period.
(2)From inception of our first investment on April 5, 2013 through December 31, 2020, we declared $433.8 million in distributions. Cumulative FFO for the period from April 5, 2013 through December 31, 2020 was $128.6 million.
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
Incentive Fee
Our Advisor is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through December 31, 2020, our Advisor has not received any incentive fees.
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

Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to our Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2019	Year Ended December 31, 2020			Due to Related Party as of December 31, 2020
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,477	$17,170	$(17,724)	(2)	$923
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,303	14,682	(11,590)		7,395
Total		$5,780	$31,852	$(29,314)		$8,318
_______________________________________
(1)Effective June 30, 2020, our Advisor no longer has the potential to receive a disposition fee in connection with the sale of real estate properties or debt investments. We did not incur any disposition fees during the year ended December 31, 2020, nor were any such fees outstanding as of December 31, 2020.
(2)Includes $9.7 million paid in shares of our common stock and a $0.3 million gain recognized on the settlement of the share-based payment.
(3)As of December 31, 2020, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us. For the year ended December 31, 2020, total operating expenses included in the 2%/25% Guidelines represented 0.4% of average invested assets and 58.9% of net loss without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves. Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2020, we did not incur any offering costs.

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
_______________________________________
(1)We did not incur any disposition fees during the year ended December 31, 2019, nor were any such fees outstanding as of December 31, 2019.
(2)Includes $9.9 million paid in shares of our common stock and a $0.1 million gain recognized on the settlement of the share-based payment.
(3)As of December 31, 2019, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us. For the year ended December 31, 2019, total operating expenses included in the 2%/25% Guidelines represented 0.3% of average invested assets and 61.8% of net loss without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves. Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2019, we did not incur any offering costs.
Pursuant to our advisory agreement, for the year ended December 31, 2020, we issued 1.6 million shares totaling $9.7 million, based on the estimated value per share on the date of each issuance, to an affiliate of our Advisor as part of its asset management fee. As of December 31, 2020, our Advisor, our Sponsor and their affiliates owned a total of 4.7 million shares or $18.3 million of our common stock based on our most recent estimated value per share. As of December 31, 2020, our Advisor, our Sponsor and their affiliates owned 2.1% of the total outstanding shares of our common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who owns 80.0%, and us, who owns 20.0%. For the year ended December 31, 2020, we recognized property management fee expense of $5.0 million paid to Solstice related to the Winterfell portfolio.
The below table indicates our investments for which our Sponsor is also an equity partner in the joint venture. Each investment was approved by our board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” of Part II, Item 8. “Financial Statements and Supplementary Data” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	Colony Capital/Formation Capital, LLC	May 2014	5.6%
Diversified US/UK (formerly Griffin-American)	Colony Capital	December 2014	14.3%

In connection with the acquisition of the Diversified US/UK (formerly Griffin-American) portfolio by NorthStar Realty Finance Corp., or NorthStar Realty, now a subsidiary of Colony Capital, and us, our Sponsor acquired a 43.0%, as adjusted, ownership interest in American Healthcare Investors, LLC, or AHI.
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
Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, or the Espresso joint venture. In November 2019, we received a partial repayment of principal on the Espresso mezzanine loan totaling $0.8 million.
Effective December 31, 2020, we executed an amended and restated loan agreement with the borrower of the mezzanine loan debt investment. The terms set forth under the amended loan agreement include:
•a partial principal repayment totaling $5.0 million upon execution, which was received in January 2021, as well as the remittance of modification fees upon certain milestones;
•a fixed interest rate of 14.0%, effective February 2021, as well as the accrual of additional PIK interest based on outstanding principal balance thresholds;
•periodic principal repayments from the borrower’s available cash flow; and
•an extension of the loan’s maturity through January 2022.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of December 31, 2020, 14.1% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. As of December 31, 2020, floating rate liabilities outstanding related to mortgage notes payable of our direct operating investments and our Sponsor Line.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of December 31, 2020, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $2.1 million annually. We did not have any floating rate real estate debt investments as of December 31, 2020.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of December 31, 2020, we had one fixed-rate debt investment with an outstanding principal balance of $74.2 million.
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
Credit Risk
We are subject to the credit risk of the operators of our healthcare properties. We undertake a rigorous credit evaluation of each healthcare operator prior to acquiring healthcare properties. This analysis includes an extensive due diligence investigation of the operator’s business as well as an assessment of the strategic importance of the underlying real estate to the operator’s core business operations. Where appropriate, we may seek to augment the operator’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. The extent of pending or future healthcare regulation may have a material impact on the valuation and financial performance of this portion of our portfolio.
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
As of December 31, 2020, one borrower, a subsidiary of the Espresso joint venture, accounted for 100.0% of the aggregate principal amount of our debt investments and 100.0% of our interest income for the year ended December 31, 2020. We continue to assess the collectability of principal and interest and monitor the status of the sub-portfolios and senior lenders within the joint venture. The debt investment matures in January 2022 and if the borrower is not able to refinance with another lender or otherwise repay the principal amount at its stated maturity, we may have to negotiate modifications to the loan agreement, which may delay our ability to realize liquidity from this investment.

Risk Concentration
The following table presents the operators and managers of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

				Year Ended December 31, 2020
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$138,708	50.3%
Solstice Senior Living	(3)	32	4,000	101,054	36.7%
Avamere Health Services		5	453	17,367	6.3%
Arcadia Management		4	572	10,615	3.9%
Integral Senior Living	(4)	1	44	7,405	2.7%
Senior Lifestyle Corporation	(5)	1	63	—	—%
Other	(6)	—	—	199	0.1%
Total		73	10,397	$275,348	100.0%
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
(4)Property count and units excludes two ISL properties designated as held for sale as of December 31, 2020.
(5)Operator has failed to remit rental payments during the year ended December 31, 2020.
(6)Consists primarily of interest income earned on corporate-level cash accounts.
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
The lease for the properties operated by Watermark Retirement Communities (“Watermark”) expires in March 2022. We may not be able to renew the lease with Watermark at the same rent, or at all, and it may also be difficult to find a replacement operator to operate these properties.

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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NorthStar Healthcare Income, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Healthcare GA Holdings, General Partnership (“Griffin - American”), a joint venture, which is accounted for under the equity method of accounting. The equity in its net loss was $35.4 million, $4.5 million and $12.7 million of consolidated equity in earnings (losses) of unconsolidated ventures for the years ended December 31, 2020, 2019, and 2018 respectively. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Griffin - American, is based solely on the report of the other auditors.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Operating Real Estate Assets

As described in Note 3 to the financial statements, the Company’s consolidated operating real estate assets, net carrying value was $1.48 billion as of December 31, 2020 including impairment losses related to operating real estate assets of $166.0 million recorded during the year ended December 31, 2020. The Company reviews its real estate portfolio quarterly, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. We identified the Company’s quantitative impairment assessment for operating real estate assets as a critical audit matter.

The principal consideration for our determination that the impairment of operating real estate assets is a critical audit matter is that the Company’s impairment assessment is highly judgmental due to the significant estimation involved in assessing the expected discounted future cash flows of the operating real estate assets. This includes the determination of inputs and assumptions such as discount rates, capitalization rates, revenue growth rates, property-level cash flows and market rent assumptions, among others.

Our audit procedures related to the impairment of operating real estate assets included the following, among others:

•We obtained an understanding and evaluated the design and implementation of controls performed by management relating to the impairment of operating real estate assets, which included controls over management’s development and review of the significant inputs and assumptions used in the estimates described above.

•We obtained the Company’s quantitative impairment analysis and for a selection of operating properties assessed the methodologies used by management and evaluated the significant assumptions described above. The key inputs used in the assessment were substantiated through property operating budgets and other relevant underlying data. We compared the significant assumptions used to estimate future cash flows to current industry forecasts, economic trends and past performance, and tested the arithmetic accuracy of management’s calculations.

•We involved firm specialists in assessing the reasonableness of the valuation models for a selection of operating properties and performed sensitivity analyses on certain of the significant inputs and assumptions described above.

Impairment of Goodwill

As described in Note 2 to the financial statements, the Company performs an annual impairment test for goodwill on its Watermark Fountains Portfolio – Operating reporting unit and evaluates the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. We identified the Company’s quantitative goodwill impairment assessment for the Watermark Fountains – Operating reporting unit as a critical audit matter.

The principal consideration for our determination that the impairment of goodwill is a critical audit matter is that the Company’s impairment assessment is highly judgmental due to the significant estimation involved in assessing the expected future cash flows of the reporting unit. This includes the determination of inputs and assumptions such as discount rates, capitalization rates, revenue growth rates, property-level cash flows and market rent assumptions, among others.

Our audit procedures related to the impairment of the Watermark Fountains – Operating reporting unit included the following, among others:

•We obtained an understanding and evaluated the design and implementation of controls performed by management relating to the impairment of goodwill, which included controls over management’s development and review of the significant inputs and assumptions used in the estimates described above.

•We obtained the Company’s quantitative impairment analysis and for a selection of operating properties within the reporting unit we assessed the methodologies used by management and evaluated the significant assumptions described above. The key inputs used in the assessment were substantiated through property operating budgets and other relevant underlying data. We compared the significant assumptions used to estimate future cash flows to current industry forecasts, economic trends and past performance, and tested the arithmetic accuracy of management’s calculations.

•We involved firm specialists in assessing the reasonableness of the valuation models prepared by the Company’s third-party specialists for a selection of operating properties within the reporting unit and performed sensitivity analyses on certain of the significant inputs and assumptions described above.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2010.
New York, New York
March 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Healthcare GA Holdings, General Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Healthcare GA Holdings, General Partnership (the “Partnership”) as of December 31, 2020, the related consolidated statement of operations, comprehensive income (loss), changes in partners’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Supplementary Information

The accompanying other financial information, including the Healthcare GA Holdings, General Partnership Consolidated Financial Statements – Historical Basis of NorthStar Healthcare Income, Inc., have been subjected to audit procedures performed in conjunction with the audit of the Partnership’s financial statements. This information is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information is the responsibility of the Partnership’s management. Our audit procedures included determining whether the information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information. In our opinion, the information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

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

Critical Audit Matters

The critical audit matter communicated below is a matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Impairment
Description of the matter
As more fully disclosed in Note 1 and 3 to the consolidated financial statements, the Partnership evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. During the year ended December 31, 2020, the Partnership recorded approximately $508.8 million in impairment losses related to real estate assets classified as held for investment that are not expected to be recovered through future undiscounted cash flows.

Auditing the Partnership’s assessment of the recoverability of its real estate assets is highly judgmental due to the significant estimation in assessing the current and estimated future cash flows, the anticipated hold period, and the exit capitalization rates for the Partnership’s real estate assets.

How we addressed the matter in our audit
We obtained an understanding, and evaluated the design and tested the operating effectiveness of controls over the Partnership’s process to evaluate the recoverability and estimate the fair value of its real estate assets, including controls over management’s development and review of the significant inputs and assumptions used in the estimates.

To test management’s assessment for those real estate assets where there were indicators of impairment, we performed audit procedures that included, corroborating probability weighted hold periods with market conditions, giving consideration to management's plans, comparing the significant data and assumptions used to estimate future cash flows and estimate the fair values to the Partnership’s accounting records, current industry and economic trends, or other third-party data and testing the mathematical accuracy of management’s calculations. On a sample basis, we also involved our valuation specialists to assist in evaluating the reasonableness of significant assumptions and methodologies used in the impairment assessments, including assessing consistency of such assumptions with external data sources and evaluating management’s fair value estimate.

/s/ Ernst & Young LLP
We have served as the Partnership’s auditor since 2017.

Los Angeles, California
March 19, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Healthcare GA Holdings, General Partnership
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Healthcare GA Holdings, General Partnership (the Partnership) as of December 31, 2019, the related consolidated statement of operations, comprehensive income (loss), changes in partners’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
New York, New York
March 21, 2019

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$65,995	$41,884
Restricted cash	27,575	16,936
Operating real estate, net	1,483,930	1,700,218
Investments in unconsolidated ventures	229,173	268,894
Real estate debt investments, net	55,864	55,468
Assets held for sale	5,000	1,649
Receivables, net	14,735	13,314
Goodwill and intangible assets, net	26,483	28,355
Other assets	9,681	14,489
Total assets(1)	$1,918,436	$2,141,207

Liabilities
Mortgage and other notes payable, net	$1,416,871	$1,431,922
Line of credit - related party	35,000	—
Due to related party	8,318	5,780
Escrow deposits payable	3,851	3,292
Accounts payable and accrued expenses	38,393	28,135
Other liabilities	3,941	4,574
Total liabilities(1)	1,506,374	1,473,703
Commitments and contingencies (Note 14)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 190,409,341 and 189,111,561 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1,904	1,891
Additional paid-in capital	1,710,023	1,702,260
Retained earnings (accumulated deficit)	(1,302,755)	(1,041,297)
Accumulated other comprehensive income (loss)	467	(470)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	409,639	662,384
Non-controlling interests	2,423	5,120
Total equity	412,062	667,504
Total liabilities and equity	$1,918,436	$2,141,207
_______________________________________
(1)Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of December 31, 2020, the Operating Partnership includes $0.5 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2020	2019	2018
Property and other revenues
Resident fee income	$118,126	$130,135	$129,855
Rental income	157,024	161,084	159,481
Other revenue	198	1,959	4,935
Total property and other revenues	275,348	293,178	294,271
Net interest income
Interest income on debt investments	7,674	7,703	7,706
Interest income on mortgage loans held in a securitized trust	—	—	5,149
Interest expense on mortgage obligations issued by a securitization trust	—	—	(3,824)
Net interest income	7,674	7,703	9,031
Expenses
Real estate properties - operating expenses	184,178	181,214	188,761
Interest expense	65,991	68,896	70,196
Other expenses related to securitization trust	—	—	811
Transaction costs	65	122	888
Asset management and other fees - related party	17,170	19,789	23,478
General and administrative expenses	16,505	12,761	14,390
Depreciation and amortization	65,006	70,989	107,133
Impairment loss	165,968	27,554	36,277
Total expenses	514,883	381,325	441,934
Other income (loss)
Other income	1,840	—	—
Realized gain (loss) on investments and other	302	6,314	20,243
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(229,719)	(74,130)	(118,389)
Equity in earnings (losses) of unconsolidated ventures	(34,466)	(3,545)	(33,517)
Income tax expense	(53)	(75)	(114)
Net income (loss)	(264,238)	(77,750)	(152,020)
Net (income) loss attributable to non-controlling interests	2,780	790	442
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(261,458)	$(76,960)	$(151,578)
Net income (loss) per share of common stock, basic/diluted	$(1.38)	$(0.41)	$(0.81)
Weighted average number of shares of common stock outstanding, basic/diluted	189,573,204	189,054,270	187,501,302
Distributions declared per share of common stock	$—	$0.03	$0.34
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(264,238)	$(77,750)	$(152,020)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	937	1,814	(1,968)
Total other comprehensive income (loss)	937	1,814	(1,968)
Comprehensive income (loss)	(263,301)	(75,936)	(153,988)
Comprehensive (income) loss attributable to non-controlling interests	2,780	790	442
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(260,521)	$(75,146)	$(153,546)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2017	186,709	$1,867	$1,681,040	$(744,090)	$(316)	$938,501	$6,298	$944,799
Share-based payment of advisor asset management fees	1,078	11	9,019	—	—	9,030	—	9,030
Issuance and amortization of equity-based compensation	21	—	174	—	—	174	—	174
Amortization of equity-based compensation	—	—	—	—	—	—	—	—
Non-controlling interests - contributions	—	—	—	—	—	—	484	484
Non-controlling interests - distributions	—	—	—	—	—	—	(641)	(641)
Shares redeemed for cash	(3,275)	(33)	(25,874)	—	—	(25,907)	—	(25,907)
Distributions declared	—	—	—	(63,256)	—	(63,256)	—	(63,256)
Proceeds from distribution reinvestment plan	3,962	40	33,639	—	—	33,679	—	33,679
Other comprehensive income (loss)	—	—	—	—	(1,968)	(1,968)	—	(1,968)
Net income (loss)	—	—	—	(151,578)	—	(151,578)	(442)	(152,020)
Balance as of December 31, 2018	188,495	$1,885	$1,697,998	$(958,924)	$(2,284)	$738,675	$5,699	$744,374
Share-based payment of advisor asset management fees	1,408	14	9,885	—	—	9,899	—	9,899
Issuance and amortization of equity-based compensation	35	—	239	—	—	239	—	239
Non-controlling interests - contributions	—	—	—	—	—	—	505	505
Non-controlling interests - distributions	—	—	—	—	—	—	(294)	(294)
Shares redeemed for cash	(1,514)	(15)	(10,731)	—	—	(10,746)	—	(10,746)
Distributions declared	—	—	—	(5,413)	—	(5,413)	—	(5,413)
Proceeds from distribution reinvestment plan	687	7	4,869			4,876	—	4,876
Other comprehensive income (loss)	—	—	—	—	1,814	1,814	—	1,814
Net income (loss)	—	—	—	(76,960)	—	(76,960)	(790)	(77,750)
Balance as of December 31, 2019	189,111	$1,891	$1,702,260	$(1,041,297)	$(470)	$662,384	$5,120	$667,504
Share-based payment of advisor asset management fees	1,600	16	9,669	—	—	9,685	—	9,685
Issuance and amortization of equity-based compensation	29	—	169		—	169	—	169
Non-controlling interests - contributions	—	—	—	—	—	—	234	234
Non-controlling interests - distributions	—	—	—	—	—	—	(151)	(151)
Shares redeemed for cash	(331)	(3)	(2,075)	—	—	(2,078)	—	(2,078)
Other comprehensive income (loss)	—	—	—	—	937	937	—	937
Net income (loss)	—	—	—	(261,458)	—	(261,458)	(2,780)	(264,238)
Balance as of December 31, 2020	190,409	$1,904	$1,710,023	$(1,302,755)	$467	$409,639	$2,423	$412,062

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(264,238)	$(77,750)	$(152,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	34,466	3,545	33,517
Depreciation and amortization	65,006	70,989	107,133
Impairment loss	165,968	27,554	36,277
Capitalized interest for mortgage and other notes payable	222	193	—
Amortization of below market debt	3,090	3,015	2,932
Straight-line rental income, net and amortization of lease inducements	441	(467)	440
Amortization of discount/accretion of premium on investments	(125)	(113)	(101)
Amortization of deferred financing costs	1,887	1,850	1,946
Amortization of equity-based compensation	169	239	174
Realized (gain) loss on investments and other	(302)	(6,314)	(20,243)
Allowance for uncollectible accounts	2,371	801	3,172
Issuance of common stock as payment for asset management fees	9,685	9,899	9,030
Changes in assets and liabilities:
Receivables	(4,233)	691	1,219
Other assets	4,859	(629)	645
Due to related party	2,853	204	4,766
Escrow deposits payable	559	(1,087)	563
Accounts payable and accrued expenses	8,479	(6,647)	(2,205)
Other liabilities	(139)	(675)	741
Net cash provided by operating activities	31,018	25,298	27,986
Cash flows from investing activities:
Capital expenditures for operating real estate	(15,214)	(22,323)	(31,212)
Sale of operating real estate	927	19,618	11,784
Sale of healthcare-related securities	—	—	35,771
Repayment of real estate debt investment	—	818	—
Investment in unconsolidated ventures	—	(39,801)	(4,470)
Sale of ownership interest in unconsolidated ventures	—	—	47,813
Distributions from unconsolidated ventures	5,923	35,922	12,672
Other assets	(51)	1,479	1,590
Net cash (used in) provided by investing activities	(8,415)	(4,287)	73,948
Cash flows from financing activities:
Borrowings from mortgage notes	—	12,800	—
Repayment of mortgage notes	(20,250)	(51,734)	(25,979)
Borrowings from line of credit - related party	35,000	—	—
Payment of deferred financing costs	—	(708)	(283)
Debt extinguishment costs	—	—	(97)
Payments under finance leases	(608)	(585)	(610)
Shares redeemed for cash	(2,078)	(10,746)	(25,907)
Distributions paid on common stock	—	(10,813)	(68,560)
Proceeds from distribution reinvestment plan	—	4,876	33,679
Contributions from non-controlling interests	234	505	484
Distributions to non-controlling interests	(151)	(294)	(641)
Net cash provided by (used in) financing activities	12,147	(56,699)	(87,914)
Net increase (decrease) in cash, cash equivalents and restricted cash	34,750	(35,688)	14,020
Cash, cash equivalents and restricted cash-beginning of period	58,820	94,508	80,488
Cash, cash equivalents and restricted cash-end of period	$93,570	$58,820	$94,508

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$53,140	$64,163	$64,568
Cash paid for income taxes	10	28	187
Supplemental disclosure of non-cash investing and financing activities:
Accrued distribution payable	$—	$—	$5,400
Accrued capital expenditures	1,779	2,378	1,456
Assets acquired under finance leases	112	—	2,108
Reclassification of assets held for sale	5,000	—	2,183
Deconsolidation of securitization trust (VIE asset/liability)	—	—	512,772

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization
NorthStar Healthcare Income, Inc., together with its consolidated subsidiaries (the “Company”), was formed to acquire, originate and asset manage a diversified portfolio of equity, debt and securities investments in healthcare real estate, directly or through joint ventures, with a focus on the mid-acuity seniors housing sector, which the Company defines as assisted living (“ALF”), memory care (“MCF”), skilled nursing (“SNF”), independent living (“ILF”) facilities and continuing care retirement communities (“CCRC”), which may have independent living, assisted living, skilled nursing and memory care available on one campus. The Company also invests in other healthcare property types, including medical office buildings (“MOB”), hospitals, rehabilitation facilities and ancillary healthcare services businesses. The Company’s investments are predominantly in the United States, but it also selectively makes international investments.
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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of December 31, 2020 and December 31, 2019. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of December 31, 2020, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company is externally managed and has no employees. The Company is sponsored by Colony Capital, Inc. (NYSE: CLNY) (“Colony Capital” or the “Sponsor”), a leading global investment management firm.
Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds and non-traded and traded REITs. The Company’s advisor, CNI NSHC Advisors, LLC (the “Advisor”), is a subsidiary of Colony Capital and manages its day-to-day operations pursuant to an advisory agreement.
From inception through December 31, 2020, the Company raised total gross proceeds from the sale of shares of common stock totaling $2.0 billion (the “Offering”), including $232.6 million pursuant to its distribution reinvestment plan (the “DRP”).
Impact of COVID-19
At the time of preparation of this Annual Report on Form 10-K, the world continues to face a global pandemic, the coronavirus 2019 (“COVID-19”). Efforts to address the pandemic continue to significantly impact economic and financial markets globally and across all facets of industries, including real estate. Specifically, the Company's healthcare real estate business and investments have experienced a myriad of challenges, including, but not limited to, declines in resident occupancy and operating cash flows, increases in cost burden faced by operators, lease concessions sought by tenants, and a stressed market affecting real estate values in general. Most of these COVID-19 effects on the Company's business significantly impacted results of operations beginning with the three months ended June 30, 2020, and continued throughout the remainder of the year 2020. At this time, the Company anticipates these effects to be sustained and continue in future periods. While the Company itself has the ability to meet its near term liquidity needs, general market concerns over credit and liquidity continue to permeate in an economic downturn environment. The effects of COVID-19 may also lead to heightened risk of litigation at the investment and corporate level, with an ensuing increase in litigation and related costs.
If a general economic downturn resulting from efforts to contain COVID-19 persists over an extended period of time, this could have a prolonged negative impact on the Company's financial condition and results of operations. At this time, as the extent and

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult for the Company to assess and estimate the impact on the Company's results of operations with any meaningful precision. Accordingly, any estimates of the effects of COVID-19 as reflected and or discussed in these financial statements are based upon the Company's best estimates using information known to the Company as of the date of this Annual Report on Form 10-K, and such estimates may change, the effects of which could be material. The Company will continue to monitor the progression of COVID-19 and reassess its effects on the Company’s results of operations and recoverability in value across its assets as conditions change.
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
As of December 31, 2020, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of December 31, 2020 is $494.3 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of December 31, 2020 is $459.4 million, collateralized by the real estate assets of the related consolidated VIEs.
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
Unconsolidated VIEs
As of December 31, 2020, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $229.2 million. The Company’s maximum exposure to loss as of December 31, 2020 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of December 31, 2020. The Company did not provide financial support to its unconsolidated VIEs during the year ended December 31, 2020. As of December 31, 2020, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions. Any estimates of the effects of COVID-19 as reflected and or discussed in these financial statements are based upon the Company's best estimates using information known to the Company as of the date of this Annual Report on Form 10-K. Such estimates may change and the impact of which could be material.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$65,995	$41,884	$73,811
Restricted cash	27,575	16,936	20,697
Total cash, cash equivalents and restricted cash	$93,570	$58,820	$94,508
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment totaling $3.5 million, which is included in furniture, fixtures, and equipment within operating real estate, net on the Company’s consolidated balance sheets. The leased equipment is amortized on a straight-line basis. For the years ended December 31, 2020 and 2019, payments for finance leases totaled $0.7 million, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

Years Ending December 31:
2021	$670
2022	577
2023	155
2024	59
2025	17
Thereafter	9
Total minimum lease payments	$1,487
Less: Amount representing interest	$(112)
Present value of minimum lease payments	$1,375
The weighted average interest rate related to the finance lease obligations is 6.2% with a weighted average lease term of 2.4 years.
As of December 31, 2020, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
Assets Held For Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by U.S. GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of December 31, 2020, the Company classified two operating real estate properties within the Kansas City portfolio as held for sale, as presented on its consolidated balance sheets As of December 31, 2019, the Company had one net lease property classified as held for sale, which was sold in July 2020.
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
Goodwill, Intangible Assets and Deferred Costs
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
During the year ended December 31, 2020, the Company tested its goodwill for impairment. The accounting guidance under ASC 350-20 requires that any assets in the reporting unit of goodwill that are subject to impairment testing be evaluated prior to testing the goodwill of the reporting unit for impairment. As a result of impairment recorded on the operating real estate of the reporting unit during the year ended December 31, 2020, the Company concluded that the fair value of its goodwill reporting unit remains greater than its carrying value and goodwill was not impaired as of December 31, 2020. The Company utilized future net cash flows expected to be generated by the properties in a discounted cash flow analysis using terminal capitalization rates ranging from 6.50% to 7.75% and discount rates ranging from 7.75% to 9.25%.
The Company concluded that the fair value of the goodwill reporting unit was less than 10% in excess of its carrying value as of December 31, 2020. If a general economic downturn resulting from efforts to contain COVID-19 persists over an extended period of time, this could have a prolonged negative impact on the performance of the Company's operating real estate. At this time, as the extent and duration of the increasingly broad effects of COVID-19 on the global economy remain unclear, it is difficult for the Company to assess and estimate the impact with any meaningful precision.
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents deferred costs and intangible assets, net (dollars in thousands):

	December 31, 2020	December 31, 2019
Goodwill and intangible assets, net:
In-place lease value, net	$4,635	$6,437
Goodwill	21,387	21,387
Certificate of need intangible assets	380	380
Subtotal intangible assets	26,402	28,204
Deferred costs, net	81	151
Total	$26,483	$28,355
The Company recorded $1.9 million and $8.3 million of amortization expense for in-place leases and deferred costs for the year ended December 31, 2020 and 2019, respectively.
In-place lease value, net includes a gross asset amount of $130.0 million for in-place leases related to the Company’s direct investment - net lease properties, of which $125.4 million has been amortized as of December 31, 2020. All other in-place leases related to the Company’s direct investment - operating properties have been fully amortized as of December 31, 2020.
The following table presents future amortization of in-place lease value and deferred costs (dollars in thousands):

Years Ending December 31:
2021	$1,871
2022	593
2023	337
2024	337
2025	337
Thereafter	1,241
Total	$4,716

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the year ended December 31, 2020, the Company did not incur any acquisition fees or expenses to the Advisor or third parties. The Company records as an expense for certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
Other Assets
The following table presents a summary of other assets (dollars in thousands):

	December 31, 2020	December 31, 2019
Other assets:
Healthcare facility regulatory reserve deposit(1)	$—	$6,000
Remainder interest in condominium units(2)	2,327	2,327
Prepaid expenses	3,798	3,841
Lease / rent inducements, net	2,246	1,636
Utility deposits	447	317
Other	863	368
Total	$9,681	$14,489
_______________________________________
(1)As of December 31, 2020, the Company is in possession of the regulatory reserve deposit and, accordingly, the amount totaling $6.0 million has been reclassified to restricted cash.
(2)Represents future interests in property subject to life estates.
Revenue Recognition
Operating Real Estate
Rental income from operating real estate is derived from leasing of space to healthcare operators, including rent received from the Company’s net lease properties and rent, ancillary service fees and other related revenue earned from ILF residents. Rental revenue recognition commences when the operator takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. ILF resident agreements are generally short-term in nature and may allow for termination with 30 days’ notice. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in receivables, net on the consolidated balance sheets. The Company amortizes any operator inducements as a reduction of revenue utilizing the straight-line method over the term of the lease.
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
Lease income from operators and residents is recognized at lease commencement only to the extent collection is expected to be probable in consideration of operators’ and residents’ creditworthiness. This assessment is based on several qualitative and quantitative factors, including and as appropriate, the payment history, ability to satisfy its lease obligations, the value of the underlying collateral or deposit, if any, and current economic conditions. If collection is assessed to not be probable thereafter, lease income recognized is limited to lease payments collected, with the reversal of any income recognized to date in excess of amounts received. If collection is subsequently reassessed to be probable, lease income is adjusted to reflect the amount of income that would have been recognized had collection always been assessed as probable. For the year ended December 31,

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2020, the operator of the Smyrna (formerly Peregrine) portfolio failed to remit rental payments and accordingly no rental income was recognized. Further, the Company continues to monitor the operator for the Arbors portfolio, which is currently in lease default as a result of the operators’ failure to remit rent timely and satisfy other conditions under its lease. As of December 31, 2020, the Company expects rent collection to be probable for the Arbors portfolio.
For the years ended December 31, 2020 and 2019, total property and other revenues includes variable lease revenues of $14.4 million and $16.2 million, respectively. Variable lease income includes ancillary services provided to operator/residents, as well as non-recurring services and fees at the Company’s operating facilities. In addition, during the year ended December 31, 2020, the Company recognized $1.8 million in grant income received from the Provider Relief Fund administered by the U.S Department of Health & Human Services (“DHHS”). The grant income is classified as other income in the consolidated statements of operations.
Lease Concessions Related to COVID-19
As a result of the COVID-19 crisis, the Company continues to engage with affected operators on a case-by-case basis to evaluate and respond to the current environment and assess the potential for flexible payment terms. For lease concessions resulting directly from the impact of COVID-19 that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee, for example, where total payments required by the modified contract will be substantially the same as or less than the original contract, the Company made a policy election to account for the concessions as though the enforceable rights and obligations for those concessions existed in the lease contracts, under a relief provided by the Financial Accounting Standards Board (“FASB”). Under the relief, the concessions will not be treated as lease modifications that are accounted for over the remaining term of the respective leases, as the Company believes this would not accurately reflect the temporary economic effect of the concessions. Instead, (i) rent deferrals that meet the criteria will be treated as if no changes were made to the lease contract, with continued recognition of lease income and receivable under the original terms of the contract; and (ii) rent forgiveness that meets the criteria will be accounted for as variable lease payments in the affected periods.
Effective June 1, 2020, the Company granted a lease concession to the operator of its Fountains net lease portfolio. The concession allowed the operator to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The lease concession provided the operator relief consistent with the debt forbearance received from the lender of the properties in the portfolio. The amount of the deferred rental payments under the lease concession totaled $3.9 million. The lease concession period ended on August 31, 2020 and the operator has resumed remitting contractual rent payments, including amounts related to deferred rent granted under the lease concession. As there were no substantive changes to the original lease or changes in total cash flows, the concession was not treated as a lease modification and the Company continues to recognize lease income and receivables under the original terms of the lease.
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
Impairment on Operating Real Estate and Investments in Unconsolidated Ventures
Due to uncertainties over the extent and duration of the economic fallout from COVID-19, at this time. It is difficult for the Company to assess and estimate the future economic effects of COVID-19 with any meaningful precision. As the actual impact of COVID-19 will depend on many factors beyond the Company’s control and knowledge, the resulting effect on impairment of the Company's real estate held for investment and held for sale and investments in unconsolidated ventures may materially differ from the Company's current expectations and further impairment charges may be recorded in future periods.

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
During the year ended December 31, 2020, the Company recorded impairment losses totaling $166.0 million on its operating real estate and held for sale investments. Impairment losses recorded during the year ended December 31, 2020 include the following:
•Winterfell Portfolio. Impairment losses totaled $84.9 million for nine independent living facilities as a result of sustained declines in occupancy and operating margins.
•Aqua Portfolio. Impairment losses totaled $19.9 million for a facility that has sustained poor performance and declines in occupancy and have been significantly impacted by the effects of COVID-19.
•Fountains Portfolio. Impairment losses totaled $42.7 million for five facilities that have sustained poor performance, declines in occupancy and have been significantly impacted by the effects of COVID-19.
•Rochester Portfolio. Impairment losses totaled $12.5 million for two facilities that have sustained poor performance, declines in occupancy and have been significantly impacted by the effects of COVID-19.
•Avamere Portfolio. Impairment losses totaled $4.2 million for a facility that has sustained poor performance, declines in occupancy and decreased operating margins.
•Assets held for sale or sold. Impairment losses totaled $1.8 million to reflect net realizable values for properties sold or designated as held for sale during the year ended December 31, 2020.
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
During the year ended December 31, 2020, the Company did not impair any of its investments in unconsolidated ventures, however, the underlying joint ventures have recorded impairments and reserves on properties in their respective portfolios, which the Company has recognized through equity in earnings (losses), of which the Company’s proportionate share totaled $38.2 million. Impairment losses recorded by the underlying joint ventures during the year ended December 31, 2020 include the following:
•Diversified US/UK (formerly Griffin-American) Portfolio. The underlying joint venture recorded $508.8 million of impairment losses for the year ended December 31, 2020. Adjusted for accounting basis differences, the Company’s

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
proportionate share of impairment losses totaled $34.4 million. Operating real estate impairment resulted from shortened holding period assumptions and lower projected future cash flows and market values as a result of the economic effects of COVID-19.
•Eclipse Portfolio. The Company’s proportionate share of impairment losses totaled $3.2 million. Operating real estate impairment resulted from lower projected future market values as a result of the economic effects of COVID-19.
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
As of December 31, 2020, the Company has not recorded an allowance for credit losses on its Financial Assets. Refer to Note 5, “Real Estate Debt Investments” for additional information regarding the carrying value of the Company’s real estate debt investment.
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
As of December 31, 2020 and December 31, 2019, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which are reflected as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, gross income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute dividends equal to at least 90.0% of its REIT taxable income (with certain adjustments) to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. The Company has assessed its tax positions for all open tax years, which include 2017 to 2020, and concluded there were no material uncertainties to be recognized.
The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income.
The Company made a joint election to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”) which may be subject to U.S. federal, state and local income taxes. In general, a TRS of the Company may perform services for managers/operators/residents of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate related business.
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheets date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of December 31, 2020 totaled $18.2 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $53,000, $75,000 and $114,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
Recent Accounting Pronouncements
Accounting Standards Adopted in 2020
Credit Losses—In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments- Credit Losses, followed by subsequent amendments, which modifies the credit impairment model for financial instruments. ASU No. 2016-13 was codified as Accounting Standards Codification (“ASC”) Topic 326. Pursuant to ASC Topic 326, the multiple existing incurred loss models have been replaced with the CECL model for off-balance sheet credit exposures that are not unconditionally cancellable by the lender and financial instruments carried at amortized cost, such as loans, loan commitments, held-to-maturity debt securities, financial guarantees, net investment in sales-type and direct financing leases, reinsurance and trade receivables. Targeted changes are also made to the impairment model of available-for-sale (“AFS”) debt securities which are not within the scope of CECL.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	December 31, 2020	December 31, 2019
Land	$234,706	$236,036
Land improvements	23,797	23,287
Buildings and improvements	1,389,706	1,551,113
Tenant improvements	16,172	14,642
Construction in progress	2,535	4,956
Furniture, fixtures and equipment	108,055	100,998
Subtotal	$1,774,971	$1,931,032
Less: Accumulated depreciation	(291,041)	(230,814)
Operating real estate, net	$1,483,930	$1,700,218
For the years ended December 31, 2020, 2019 and 2018 depreciation expense was, $63.1 million, $62.8 million and $60.0 million, respectively.
Within the table above, buildings and improvements have been reduced by accumulated impairment losses of $213.9 million and $58.0 million as of December 31, 2020 and December 31, 2019, respectively. Impairment loss, as presented on the consolidated statements of operations, totaled $166.0 million and $27.6 million for the years ended December 31, 2020 and 2019, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
Future Minimum Rental Income
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2020 (dollars in thousands):

Years Ending December 31:(1)
2021	$34,183
2022	14,659
2023	10,919
2024	11,192
2025	11,472
Thereafter	45,604
Total	$128,029
_______________________________________
(1)Excludes rental income from residents at ILFs that are subject to short-term leases.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net lease rental properties owned as of December 31, 2020 have current lease expirations of 2022 and 2029, with certain operator renewal rights. These net lease arrangements require the operator to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the operators pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.
4. Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value
Portfolio	Acquisition Date	Ownership	December 31, 2020	December 31, 2019(1)
Eclipse	May-2014	5.6%	$5,624	$9,483
Envoy(2)	Sep-2014	11.4%	2	399
Diversified US/UK (formerly Griffin-American)	Dec-2014	14.3%	89,651	125,597
Espresso(3)	Jul-2015	36.7%	—	—
Trilogy(4)	Dec-2015	23.2%	133,896	133,361
Subtotal			$229,173	$268,840
Operator Platform(5)	Jul-2017	20.0%	—	54
Total			$229,173	$268,894
_______________________________________
(1)Includes $1.3 million, $13.4 million, $7.6 million and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Diversified US/UK (formerly Griffin-American), Espresso and Trilogy joint ventures, respectively.
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

	Year Ended December 31, 2020			Year Ended December 31, 2019
Portfolio	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions	Equity in Earnings (Losses)	Select Revenues and (Expenses), net(1)	Cash Distributions
Eclipse	$(3,774)	$(4,769)	$86	$435	$(987)	$2,717
Envoy	(7)	—	390	20	(892)	4,339	(4)
Diversified US/UK (Formerly Griffin-American)	(35,396)	(47,177)	1,487	(4,540)	(16,359)	23,061
Espresso	270	(9,415)	—	(2,426)	(8,530)	—
Trilogy(2)	4,495	(13,617)	3,960	3,003	(13,797)	5,805
Subtotal	$(34,412)	$(74,978)	$5,923	$(3,508)	$(40,565)	$35,922
Operator Platform(3)	(54)	—	—	(37)	—	—
Total	$(34,466)	$(74,978)	$5,923	$(3,545)	$(40,565)	$35,922
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)The Trilogy joint venture received and recognized federal COVID-19 provider relief funds totaling $53.9 million, of which the Company’s proportionate share totaled $12.5 million, and is included in equity in earnings for the year ended December 31, 2020.
(3)Represents the Company’s investment in Solstice. During the year ended December 31, 2020, the Company's unconsolidated investment in Solstice was reduced to zero. As such, the Company did not recognize its proportionate share of losses from the joint venture of approximately $3,000 for the year ended December 31, 2020.
(4)In March 2019, the Envoy joint venture completed the sale of its remaining 11 properties for a sales price of $118.0 million, which generated net proceeds to the Company totaling $4.3 million.
Summarized Financial Data
The combined balance sheets as of December 31, 2020 and 2019 and combined statements of operations for the years ended December 31, 2020, 2019 and 2018 for the Company’s unconsolidated ventures are as follows (dollars in thousands):

	December 31, 2020	December 31, 2019		Year Ended December 31,
				2020	2019	2018
Assets
Operating real estate, net	$4,500,319	$4,821,757	Total revenues	$1,562,284	$1,575,758	$1,514,098
Other assets	1,261,678	1,199,552	Net income (loss)	$(294,501)	$(17,689)	$(150,170)
Total assets	$5,761,997	$6,021,309

Liabilities and equity
Total liabilities	$4,626,761	$4,578,905
Equity	1,135,236	1,442,404
Total liabilities and equity	$5,761,997	$6,021,309

5. Real Estate Debt Investments
The following table presents the Company’s one debt investment (dollars in thousands):

		Carrying Value(1)
Asset Type:	Principal Amount	December 31, 2020	December 31, 2019	Fixed Rate	Final Maturity Date
Mezzanine loan(1)	$74,182	$55,864	$55,468	10.0%	Jan 2022
_______________________________________
(1)As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company has recorded the excess equity in losses related to its unconsolidated investment as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of December 31, 2020 and December 31, 2019, the cumulative excess equity in losses included in the mezzanine loan carrying value were $18.3 million and $18.6 million, respectively.
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
As of December 31, 2020, the Company’s debt investment was performing in accordance with the contractual terms of its governing documents. The Company continues to assess the collectability of principal and interest and expects to receive full payment of contractual interest and recover the principal outstanding. As of December 31, 2020, contractual debt service has been paid in accordance with contractual terms.
Effective December 31, 2020, the Company executed an amended and restated loan agreement with the borrower of our debt investment. The terms set forth under the amended loan agreement include:
•a partial principal repayment totaling $5.0 million upon execution, which was received in January 2021, as well as the remittance of modification fees upon certain milestones;
•a fixed interest rate of 14.0%, effective February 2021, as well as the accrual of additional payment-in-kind, interest based on outstanding principal balance thresholds;

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•periodic principal repayments from the borrower’s available cash flow; and
•an extension of the loan’s maturity through January 2022.
For the year ended December 31, 2020, the mezzanine loan represented 100.0% of the Company’s interest income on debt investments as presented on the consolidated statements of operations.
6. Borrowings
The following table presents the Company’s mortgage and other notes payable (dollars in thousands):

				December 31, 2020		December 31, 2019
	Recourse vs. Non-Recourse	Final Maturity(1)	Contractual Interest Rate(2)	Principal Amount(3)	Carrying Value(3)	Principal Amount(3)	Carrying Value(3)
Mortgage notes payable, net
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Feb 2021	LIBOR + 2.92%	$20,189	$20,183	$20,547	$20,500
Frisco, TX	Non-recourse	Mar 2021	LIBOR + 3.04%	18,770	18,764	19,170	19,127
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,760	18,423	18,760	18,357
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	19,907	19,830	20,228	20,131
Rochester, NY(4)	Non-recourse	Aug 2027	LIBOR + 2.34%	101,224	100,378	101,224	100,267
Rochester, NY	Non-recourse	Aug 2021	LIBOR + 2.90%	12,800	12,584	12,800	12,232
Arbors Portfolio(5)
Various locations	Non-recourse	Feb 2025	3.99%	87,302	86,521	89,026	88,020
Watermark Fountains Portfolio(6)
Various locations	Non-recourse	Jun 2022	3.92%	386,607	385,606	392,269	390,508
Various locations	Non-recourse	Jun 2022	5.56%	73,439	73,180	74,208	73,750
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun 2025	4.17%	622,045	607,526	632,024	614,415
Avamere Portfolio(8)
Various locations	Non-recourse	Feb 2027	4.66%	70,427	69,962	71,464	70,922
Subtotal mortgage notes payable, net				$1,431,470	$1,412,957	$1,451,720	$1,428,229
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb 2022	6.00%	3,914	3,914	3,693	3,693
Subtotal other notes payable, net				$3,914	$3,914	$3,693	$3,693
Total mortgage and other notes payable, net				$1,435,384	$1,416,871	$1,455,413	$1,431,922
_______________________________________
(1)Refer to Note 15, “Subsequent Events” for additional information regarding the final maturity dates for two of the mortgage notes payable in the Watermark Aqua Portfolio.
(2)Floating rate borrowings are comprised of $171.7 million principal amount at one-month LIBOR.
(3)The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings, other than the Winterfell portfolio which is attributable to below market debt intangibles.
(4)Comprised of seven individual mortgage notes payable secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.
(5)Comprised of four individual mortgage notes payable secured by four healthcare real estate properties, cross-collateralized and subject to cross-default.
(6)Includes $386.6 million principal amount of fixed rate borrowings, secured by 14 healthcare real estate properties, cross-collateralized and subject to cross-default, as well as a supplemental financing totaling $73.4 million of principal, secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.
(7)Comprised of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and subject to cross-default.
(8)Comprised of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and subject to cross-default.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents future scheduled principal payments on mortgage and other notes payable based on final maturity (dollars in thousands):

Years Ending December 31:
2021	$79,696
2022	467,008
2023	19,696
2024	20,406
2025	670,302
Thereafter	178,276
Total	$1,435,384
As of December 31, 2020, the operator for the Arbors portfolio failed to remit rent timely and comply with other contractual terms of its lease agreement, which resulted in a default under the operator’s lease, which in turn, resulted in a default under the mortgage notes collateralized by the properties. The Company is currently in discussions with the operator regarding the lease default.
In response to the operational challenges resulting from the COVID-19 pandemic, the Company entered into forbearance agreements effective May 1, 2020 to defer up to 90 days of contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Fountains portfolios. The aggregate outstanding principal amount of these borrowings totaled $1.3 billion as of December 31, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred by the Company, subject to satisfaction of certain conditions. The deferral of payments ended on August 1, 2020 and the Company has resumed remitting debt service, together with the deferred debt service, on these mortgage notes payable. As a result, these borrowings remain in technical default and are subject to the terms of the forbearance agreements until all deferred debt service is repaid.
The Company entered into an additional forbearance agreement effective July 1, 2020 to defer up to 90 days of interest and 120 days of contractual principal payments for a mortgage note payable on a property within the Rochester portfolio. The forbearance agreement also temporarily waives financial covenants under the mortgage note, which the property has failed to maintain as of December 31, 2020. The outstanding principal amount of the mortgage note payable was $19.9 million as of December 31, 2020. The deferred debt service must be repaid over the 12 months following the forbearance period with no additional interest or penalties incurred by the Company, subject to satisfaction of certain conditions. The deferral of payments ended on December 31, 2020 and the Company has resumed remitting debt service, together with the deferred debt service, on this mortgage note payable. As a result, this borrowing remains in technical default and is subject to the terms of the forbearance agreements until all deferred debt service is repaid.
Line of Credit - Related Party
The following table presents the Company’s borrowings under the Sponsor line of credit as of December 31, 2020 (dollars in thousands):

	Capacity	Principal Outstanding	Contractual Interest Rate	Maturity Date
Sponsor Line of Credit	$35,000	$35,000	LIBOR + 3.50%	Dec 2022
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
In April 2020, the Company borrowed $35.0 million under the Sponsor Line to improve its liquidity position as a result of the COVID-19 pandemic. Interest expense on the Company’s consolidated statements of operations includes $0.9 million related to the Sponsor Line for the year ended December 31, 2020.

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
The Advisor has also agreed that all shares of the Company’s common stock issued to it in consideration of the asset management fee will be subordinate in the Company’s share repurchase program (the “Share Repurchase Program”) to shares of the Company’s common stock held by third party stockholders for a period of two years, unless the advisory agreement is earlier terminated.
Incentive Fee
The Advisor is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through December 31, 2020, the Advisor has not received any incentive fees from the Company.
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to the Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2019	Year Ended December 31, 2020			Due to Related Party as of December 31, 2020
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,477	$17,170	$(17,724)	(2)	$923
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,303	14,682	(11,590)		7,395
Total		$5,780	$31,852	$(29,314)		$8,318
_______________________________________
(1)Effective June 30, 2020, our Advisor no longer has the potential to receive a disposition fee in connection with the sale of real estate properties or debt investments. The Company did not incur any disposition fees during the year ended December 31, 2020, nor were any such fees outstanding as of December 31, 2020.
(2)Includes $9.7 million paid in shares of the Company’s common stock and a $0.3 million gain recognized on the settlement of the share-based payment.
(3)As of December 31, 2020, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pursuant to the advisory agreement, for the year ended December 31, 2020, the Company issued 1.6 million shares totaling $9.7 million, based on the estimated value per share on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee. As of December 31, 2020, the Advisor, the Sponsor and their affiliates owned a total of 4.7 million shares or $18.3 million of the Company’s common stock based on the Company’s most recent estimated value per share. As of December 31, 2020, the Advisor, the Sponsor and their affiliates owned 2.1% of the total outstanding shares of the Company’s common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the year ended December 31, 2020, the Company recognized property management fee expense of $5.0 million paid to Solstice related to the Winterfell portfolio.
The below table indicates the Company’s investments for which Colony Capital is also an equity partner in the joint venture. Each investment was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	Colony Capital/Formation Capital, LLC	May 2014	5.6%
Diversified US/UK (Formerly Griffin-American)	Colony Capital	December 2014	14.3%
In connection with the acquisition of the Diversified US/UK (formerly Griffin-American) portfolio by NorthStar Realty Finance Corp. (“NorthStar Realty”), now a subsidiary of Colony Capital, and the Company, the Sponsor acquired a 43.0%, as adjusted, ownership interest in American Healthcare Investors, LLC (“AHI”).
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
Mezzanine Loan
In July 2015, the Company originated a $75.0 million mezzanine loan to a subsidiary of the Espresso joint venture, of which the Company owns a minority interest. Refer to Note 5, “Real Estate Debt Investments” for further discussion.
Line of Credit - Related Party
The Company has the Sponsor Line, which provides up to $35.0 million at an interest rate of 3.5% plus LIBOR. Refer to Note 6, “Borrowings” for further discussion.
8. Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Under the Plan, 2.0 million shares of restricted common stock were eligible to be issued. Pursuant to the Plan, as of December 31, 2020, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock for an aggregate $1.3 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vested quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $0.2 million, for the years ended December 31, 2020, 2019 and 2018, respectively. Equity-based compensation expense is related to the issuance of restricted stock to the independent directors

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and is recorded in general and administrative expenses in the consolidated statements of operations. Unrecognized equity-based compensation for unvested shares totaled $0.2 million as of December 31, 2020 and 2019, respectively. Unvested shares totaled 30,403 and 25,360 as of December 31, 2020 and December 31, 2019, respectively.
9. Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for its Offering on December 17, 2015 and all of the shares initially registered for its Offering were issued on or before January 19, 2016. The Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion, excluding proceeds from the DRP.
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

Effective Date	Estimated Value per Share	Valuation Date
April 2016	$8.63	12/31/2015
December 2016	9.10	6/30/2016
December 2017	8.50	6/30/2017
December 2018	7.10	6/30/2018
December 2019	6.25	6/30/2019
December 2020	3.89	6/30/2020
No selling commissions or dealer manager fees were paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the year ended December 31, 2020, the Company has not issued shares of common stock pursuant to the DRP. From inception through December 31, 2020, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP.
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
No distributions were declared during the year ended December 31, 2020. The following table presents distributions declared for the years ended December 31, 2019 and 2018 (dollars in thousands):

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
_______________________________________
(1)Represents distributions declared for the period, even though such distributions are actually paid to stockholders in the month following such period.
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). For the year ended December 31, 2020, the Company generated net operating losses for tax purposes. The Company did not have positive REIT taxable income for its taxable year ending December 31, 2019, therefore, it was not required to make distributions to its stockholders in 2019 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2019 and includes a net operating loss carry-forward of $86.0 million.
Share Repurchase Program
The Company adopted the Share Repurchase Program that enabled stockholders to sell their shares to the Company in limited circumstances. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements.
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
For the year ended December 31, 2020, the Company repurchased 0.3 million shares of common stock for $2.1 million at an average price of $6.29 per share. For the year ended December 31, 2019, the Company repurchased 1.5 million shares of common stock for $10.7 million at an average price of $7.10 per share pursuant to the Share Repurchase Program.
The Company has funded repurchase requests received during the year with cash on hand, borrowings or other available capital.
10. Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the years ended December 31, 2020, 2019 and 2018 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $2.8 million, $0.8 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018 respectively.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	December 31, 2020			December 31, 2019
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$74,182	$55,864	$74,182	$74,182	$55,468	$74,182
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,435,384	$1,416,871	$1,354,832	$1,455,413	$1,431,922	$1,450,876
Line of credit - related party	35,000	35,000	35,000	—	—	—
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table summarizes the fair value, measured at the time of impairment, of Level 3 assets which have been measured at fair value on a nonrecurring basis during the periods presented and the associated impairment losses (dollars in thousands):

	Year Ended December 31,
	2020		2019		2018
	Fair Value	Impairment Losses	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Operating real estate, net	$234,650	$164,215	$58,804	$27,021	$47,955	$31,000
Assets held for sale	5,000	1,753	1,649	533	2,183	2,494
Operating Real Estate, Net
Operating real estate that is impaired is carried at fair value at the time of impairment. Impairment was driven by various factors that impacted undiscounted future net cash flows, including declines in operating performance, market growth assumptions, and expected margins to be generated by the properties. Fair value of impaired operating real estate was estimated based upon various approaches including discounted cash flow analysis using terminal capitalization rates ranging from 6.00% to 7.75% and discount rates ranging from 7.0% to 8.75%, third party appraisals, offer prices or broker opinions of value.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    Quarterly Financial Information (Unaudited)
The following tables present select quarterly information for the years ended December 31, 2020 and 2019 (dollars in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Property and other revenues	$66,841	$67,755	$69,308	$72,891
Net interest income	1,936	1,927	1,906	1,905
Real estate properties - operating expenses	46,648	46,501	45,328	45,701
Impairment loss	74,531	—	91,437	—
Expenses	165,333	86,782	176,432	86,336
Equity in earnings (losses) of unconsolidated ventures	2,333	(1,043)	(34,763)	(993)
Net income (loss)	(93,538)	(18,158)	(139,995)	(12,547)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(91,709)	(17,987)	(139,281)	(12,481)

Net income (loss) per share of common stock, basic/diluted(1)	$(0.48)	$(0.09)	$(0.74)	$(0.07)
_______________________________________
(1)    The total for the year may differ from the sum of the quarters as a result of weighting.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Property and other revenues	$72,907	$72,778	$74,972	$72,521
Net interest income	1,932	1,946	1,923	1,902
Real estate properties - operating expenses	46,001	45,359	44,636	45,218
Impairment loss	17,408	—	10,146	—
Expenses	106,235	86,571	95,420	93,099
Equity in earnings (losses) of unconsolidated ventures	4,121	(3,037)	(4,405)	(224)
Net income (loss)	(26,924)	(14,697)	(17,460)	(18,669)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	(26,573)	(14,624)	(17,146)	(18,617)

Net income (loss) per share of common stock, basic/diluted(1)	$(0.13)	$(0.08)	$(0.09)	$(0.10)
_______________________________________
(1)    The total for the year may differ from the sum of the quarters as a result of weighting.
13. Segment Reporting
The Company conducts its business through the following five segments, which are based on how management reviews and manages its business.
•Direct Investments - Net Lease - Healthcare properties operated under net leases with an operator.
•Direct Investments - Operating - Healthcare properties operated pursuant to management agreements with healthcare managers.
•Unconsolidated Investments - Healthcare joint ventures, including properties operated under net leases with operators or pursuant to management agreements with healthcare managers, in which the Company owns a minority interest.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the operators and managers of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

				Year Ended December 31, 2020
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		30	5,265	$138,708	50.3%
Solstice Senior Living	(3)	32	4,000	101,054	36.7%
Avamere Health Services		5	453	17,367	6.3%
Arcadia Management		4	572	10,615	3.9%
Integral Senior Living	(4)	1	44	7,405	2.7%
Senior Lifestyle Corporation	(5)	1	63	—	—%
Other	(6)	—	—	199	0.1%
Total		73	10,397	$275,348	100.0%
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
(4)Property count and units excludes two ISL properties designated as held for sale as of December 31, 2020.
(5)Operator has failed to remit rental payments during the year ended December 31, 2020.
(6)Consists primarily of interest income earned on corporate-level cash accounts.
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Year Ended December 31, 2020	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Property and other revenues	$32,899	$242,250	$—	$—	$199	$275,348
Interest income on debt investments	—	—	—	7,674	—	7,674
Real estate properties - operating expenses	(13)	(184,165)	—	—	—	(184,178)
Interest expense	(11,832)	(53,210)	—	—	(949)	(65,991)
Transaction costs	(58)	(7)	—	—	—	(65)
Asset management and other fees - related party	—	—	—	—	(17,170)	(17,170)
General and administrative expenses	(804)	(296)	—	(19)	(15,386)	(16,505)
Depreciation and amortization	(14,940)	(50,066)	—	—	—	(65,006)
Impairment loss	(722)	(165,246)	—	—	—	(165,968)
Other income	—	1,840	—	—	—	1,840
Realized gain (loss) on investments and other	—	(13)	—	—	315	302
Equity in earnings (losses) of unconsolidated ventures	—	—	(34,466)	—	—	(34,466)
Income tax expense	—	(53)	—	—	—	(53)
Net income (loss)	$4,530	$(208,966)	$(34,466)	$7,655	$(32,991)	$(264,238)

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Investments
Year Ended December 31, 2019	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Property and other revenues	$33,424	$259,033	$—	$35	$686	$293,178
Interest income on debt investments	—	—	—	7,703	—	7,703
Real estate properties - operating expenses	(11)	(181,203)	—	—	—	(181,214)
Interest expense	(12,434)	(56,360)	—	—	(102)	(68,896)
Transaction costs	—	(122)	—	—	—	(122)
Asset management and other fees - related party	—	—	—	—	(19,789)	(19,789)
General and administrative expenses	(268)	(42)	—	(38)	(12,413)	(12,761)
Depreciation and amortization	(14,329)	(56,660)	—	—	—	(70,989)
Impairment loss	(4,132)	(23,422)	—	—	—	(27,554)
Realized gain (loss) on investments and other	5,872	719	—	—	(277)	6,314
Equity in earnings (losses) of unconsolidated ventures	—	—	(3,545)	—	—	(3,545)
Income tax benefit (expense)	—	(75)	—	—	—	(75)
Net income (loss)	$8,122	$(58,132)	$(3,545)	$7,700	$(31,895)	$(77,750)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

	Direct Investments
Year Ended December 31, 2018	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)		Subtotal	Investing VIE(2)	Total
Property and other revenues	$34,276	$258,779	$—	$375	$841		$294,271	$—	$294,271
Net interest income	—	—	—	8,534	(314)	(3)	8,220	811	9,031
Real estate properties - operating expenses	(1,346)	(187,415)	—	—	—		(188,761)	—	(188,761)
Interest expense	(13,326)	(56,595)	—	—	(275)		(70,196)	—	(70,196)
Other expenses related to securitization trust	—	—	—	—	—		—	(811)	(811)
Transaction costs	(60)	(828)	—	—	—		(888)	—	(888)
Asset management and other fees - related party	—	—	—	—	(23,478)		(23,478)	—	(23,478)
General and administrative expenses	(183)	(856)	(2)	(46)	(13,303)		(14,390)	—	(14,390)
Depreciation and amortization	(13,694)	(93,439)	—	—	—		(107,133)	—	(107,133)
Impairment loss	(5,094)	(31,183)	—	—	—		(36,277)	—	(36,277)
Unrealized gain (loss) on mortgage loans held in securitization trust, net	—	—	—	(314)	314	(3)	—	—	—
Realized gain (loss) on investments and other	—	2,525	14,086	3,495	137		20,243	—	20,243
Equity in earnings (losses) of unconsolidated ventures	—	—	(33,517)	—	—		(33,517)	—	(33,517)
Income tax benefit (expense)	—	(114)	—	—	—		(114)	—	(114)
Net income (loss)	$573	$(109,126)	$(19,433)	$12,044	$(36,078)		$(152,020)	$—	$(152,020)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.
(2)Investing VIEs are not considered to be a segment that the Company conducts its business through, however U.S. GAAP requires the Company, as the primary beneficiary, to present the assets and liabilities of the securitization trust on its consolidated balance sheets and recognize the related interest income and interest expense, as net interest income on the consolidated statements of operations. Though U.S. GAAP requires this presentation, the Company views its investment in the securitization trust as a net investment in debt and securities.
(3)Represents income earned from the healthcare-related securities purchased at a discount, recognized using the effective interest method had the transaction been recorded as an available for sale security, at amortized cost. During the year ended December 31, 2018, $0.3 million was attributable to discount accretion income and was eliminated in consolidation in the corporate segment.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
December 31, 2020	$348,688	$1,223,045	$229,170	$56,502	$61,031	$1,918,436
December 31, 2019	365,789	1,420,023	268,892	56,099	30,404	2,141,207
______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.
14. Commitments and Contingencies
As of December 31, 2020, the Company believes there are no material contingencies that would affect its results of operations, cash flows or financial position.
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
15.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to December 31, 2020 through the issuance of the consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Borrowings
In January 2021, the Company refinanced an existing $18.7 million mortgage note payable, collateralized by a property within the Aqua portfolio, with a $26.0 million mortgage note payable. The new mortgage note carries a fixed interest rate of 3.0% through February 2024 and has initial maturity date of February 2026.
In January 2021, the Company extended the maturity date of a mortgage note payable for a property within the Aqua portfolio from February 2021 to April 2021. The outstanding principal amount of the mortgage note payable was $20.2 million as of December 31, 2020.
Real Estate Debt Investments
From January 1, 2021 through March 18, 2021, we have received principal repayments on our mezzanine loan debt investment which total $24.9 million. The borrower funded these principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
COIVD-19 Provider Relief Funding
In January 2021, the Company’s direct operating investments received $6.8 million in grants from DHHS under the Provider Relief Fund. These grants are intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19investments.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition(1)	Column E Gross Amount Carried at Close of Period(2)			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Net Lease Portfolio
Smyrna, GA	$—	$825	$9,175	$(5,730)	$825	$3,445	$4,270	$1,561	$2,709	Dec-13	40 years
Bohemia, NY	23,214	4,258	27,805	160	4,258	27,965	32,223	5,050	27,173	Sep-14	40 years
Hauppauge, NY	14,084	2,086	18,495	1,351	2,086	19,846	21,932	3,829	18,103	Sep-14	40 years
Islandia, NY	34,670	8,437	37,198	291	8,437	37,489	45,926	6,904	39,022	Sep-14	40 years
Westbury, NY	15,334	2,506	19,163	293	2,506	19,456	21,962	3,466	18,496	Sep-14	40 years
Bellevue, WA	29,763	13,801	18,208	4,092	13,801	22,300	36,101	5,248	30,853	Jun-15	40 years
Dana Point, CA	31,552	6,286	41,199	727	6,286	41,926	48,212	6,891	41,321	Jun-15	40 years
Kalamazoo, MI	33,520	4,521	30,870	2,987	4,521	33,857	38,378	7,188	31,190	Jun-15	40 years
Oklahoma City, OK	2,890	3,104	6,119	1,477	3,104	7,596	10,700	2,765	7,935	Jun-15	40 years
Palm Desert, CA	19,901	5,365	38,889	2,981	5,365	41,870	47,235	8,422	38,813	Jun-15	40 years
Sarasota, FL	72,029	12,845	64,403	4,985	12,845	69,388	82,233	13,326	68,907	Jun-15	40 years
Seniors Housing Operating Portfolio
Milford, OH	18,760	1,160	14,440	1,767	1,160	16,207	17,367	3,869	13,498	Dec-13	40 years
Milford, OH	—	700	—	5,603	700	5,603	6,303	384	5,919	Jul-17	40 years
Denver, CO	20,189	4,300	27,200	(10,248)	4,300	16,952	21,252	7,409	13,843	Jan-14	40 years
Frisco, TX	18,770	3,100	35,874	2,646	3,100	38,520	41,620	7,440	34,180	Feb-14	40 years
Alexandria, VA	43,679	7,950	41,124	2,800	7,950	43,924	51,874	7,516	44,358	Jun-15	40 years
Crystal Lake, IL	26,657	6,580	28,210	(894)	6,580	27,316	33,896	5,483	28,413	Jun-15	40 years
Independence, MO	15,051	1,280	17,090	(1,692)	1,280	15,398	16,678	3,649	13,029	Jun-15	40 years
Millbrook, NY	23,951	6,610	20,854	(2,123)	6,610	18,731	25,341	5,198	20,143	Jun-15	40 years
St. Petersburg, FL	39,375	8,920	44,137	(19,577)	8,920	24,560	33,480	9,305	24,175	Jun-15	40 years
Tarboro, NC	21,854	2,400	17,800	1,749	2,400	19,549	21,949	4,512	17,437	Jun-15	40 years
Tuckahoe, NY	35,846	4,870	26,980	1,627	4,870	28,607	33,477	4,746	28,731	Jun-15	40 years
Tucson, AZ	63,978	7,370	60,719	5,990	7,370	66,709	74,079	11,931	62,148	Jun-15	40 years
Apple Valley, CA	20,956	1,168	24,625	(7,482)	1,168	17,143	18,311	3,815	14,496	Mar-16	40 years
Auburn, CA	23,675	1,694	18,438	1,233	1,694	19,671	21,365	3,407	17,958	Mar-16	40 years
Austin, TX	26,068	4,020	19,417	2,435	4,020	21,852	25,872	3,724	22,148	Mar-16	40 years
Bakersfield, CA	16,543	1,831	21,006	1,319	1,831	22,325	24,156	3,761	20,395	Mar-16	40 years
Bangor, ME	21,130	2,463	23,205	952	2,463	24,157	26,620	3,978	22,642	Mar-16	40 years
Bellingham, WA	23,462	2,242	18,807	1,566	2,242	20,373	22,615	3,443	19,172	Mar-16	40 years
Clovis, CA	18,464	1,821	21,721	715	1,821	22,436	24,257	3,644	20,613	Mar-16	40 years
Columbia, MO	22,340	1,621	23,521	870	1,621	24,391	26,012	3,914	22,098	Mar-16	40 years
Corpus Christi, TX	18,278	2,263	20,142	(5,447)	2,263	14,695	16,958	3,466	13,492	Mar-16	40 years
East Amherst, NY	18,207	2,873	18,279	648	2,873	18,927	21,800	3,099	18,701	Mar-16	40 years
El Cajon, CA	20,655	2,357	14,733	923	2,357	15,656	18,013	2,830	15,183	Mar-16	40 years
El Paso, TX	11,998	1,610	14,103	1,124	1,610	15,227	16,837	2,571	14,266	Mar-16	40 years
Fairport, NY	16,260	1,452	19,427	1,077	1,452	20,504	21,956	3,049	18,907	Mar-16	40 years
Fenton, MO	24,162	2,410	22,216	999	2,410	23,215	25,625	3,849	21,776	Mar-16	40 years
Grand Junction, CO	19,148	2,525	26,446	715	2,525	27,161	29,686	4,402	25,284	Mar-16	40 years
Grand Junction, CO	9,796	1,147	12,523	913	1,147	13,436	14,583	2,449	12,134	Mar-16	40 years
Grapevine, TX	21,947	1,852	18,143	(9,710)	1,852	8,433	10,285	3,145	7,140	Mar-16	40 years
Groton, CT	17,292	3,673	21,879	(9,371)	3,673	12,508	16,181	3,986	12,195	Mar-16	40 years
Guilford, CT	23,877	6,725	27,488	(23,109)	6,725	4,379	11,104	4,010	7,094	Mar-16	40 years
Joliet, IL	14,675	1,473	23,427	(7,175)	1,473	16,252	17,725	3,559	14,166	Mar-16	40 years
Kennewick, WA	7,543	1,168	18,933	820	1,168	19,753	20,921	3,215	17,706	Mar-16	40 years
Las Cruces, NM	10,992	1,568	15,091	1,399	1,568	16,490	18,058	2,739	15,319	Mar-16	40 years
Lees Summit, MO	26,716	1,263	20,500	1,084	1,263	21,584	22,847	3,742	19,105	Mar-16	40 years
Lodi, CA	19,792	2,863	21,152	1,029	2,863	22,181	25,044	3,728	21,316	Mar-16	40 years
Normandy Park, WA	15,972	2,031	16,407	987	2,031	17,394	19,425	2,948	16,477	Mar-16	40 years

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition(1)	Column E Gross Amount Carried at Close of Period(2)			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Palatine, IL	19,761	1,221	26,993	(12,068)	1,221	14,925	16,146	4,755	11,391	Mar-16	40 years
Plano, TX	15,811	2,200	14,860	(6,201)	2,200	8,659	10,859	2,837	8,022	Mar-16	40 years
Renton, WA	18,743	2,642	20,469	952	2,642	21,421	24,063	3,631	20,432	Mar-16	40 years
Sandy, UT	15,523	2,810	19,132	(6,021)	2,810	13,111	15,921	3,167	12,754	Mar-16	40 years
Santa Rosa, CA	27,457	5,409	26,183	1,697	5,409	27,880	33,289	4,652	28,637	Mar-16	40 years
Sun City West, AZ	25,230	2,684	29,056	(6,820)	2,684	22,236	24,920	5,004	19,916	Mar-16	40 years
Tacoma, WA	29,572	7,974	32,435	2,352	7,977	34,784	42,761	5,947	36,814	Mar-16	40 years
Frisco, TX	—	1,130	—	12,595	1,130	12,595	13,725	1,634	12,091	Oct-16	40 years
Albany, OR	8,650	958	6,625	(3,606)	758	3,219	3,977	1,055	2,922	Feb-17	40 years
Port Townsend, WA	16,537	1,613	21,460	658	996	22,735	23,731	2,999	20,732	Feb-17	40 years
Roseburg, OR	12,236	699	11,589	645	459	12,474	12,933	1,639	11,294	Feb-17	40 years
Sandy, OR	13,956	1,611	16,697	772	1,233	17,847	19,080	2,205	16,875	Feb-17	40 years
Santa Barbara, CA	3,914	2,408	15,674	343	2,408	16,017	18,425	1,734	16,691	Feb-17	40 years
Wenatchee, WA	19,048	2,540	28,971	865	1,534	30,842	32,376	3,559	28,817	Feb-17	40 years
Churchville, NY	6,575	296	7,712	479	296	8,191	8,487	1,134	7,353	Aug-17	35 years
Greece, NY	—	534	18,158	(11,126)	533	7,033	7,566	1,431	6,135	Aug-17	49 years
Greece, NY	26,833	1,007	31,960	1,477	1,007	33,437	34,444	3,762	30,682	Aug-17	41 years
Henrietta, NY	11,881	1,153	16,812	930	1,152	17,743	18,895	2,561	16,334	Aug-17	36 years
Penfield, NY	12,502	781	20,273	(8,440)	781	11,833	12,614	2,692	9,922	Aug-17	30 years
Penfield, NY	10,918	516	9,898	490	515	10,389	10,904	1,406	9,498	Aug-17	35 years
Rochester, NY	19,907	2,426	31,861	1,708	2,425	33,570	35,995	3,885	32,110	Aug-17	39 years
Rochester, NY	5,341	297	12,484	(9,263)	296	3,222	3,518	1,778	1,740	Aug-17	37 years
Victor, NY	27,174	1,060	33,246	1,910	1,059	35,157	36,216	3,842	32,374	Aug-17	41 years
Victor, NY	12,800	557	13,570	17	556	13,588	14,144	1,167	12,977	Nov-17	41 years
Undeveloped Land
Bellevue, WA	—	14,200	—	—	14,200	—	14,200	—	14,200	Jun-15	(3)
Kalamazoo, MI	—	100	—	—	100	—	100	—	100	Jun-15	(3)
Crystal Lake, IL	—	810	—	—	810	—	810	—	810	Jun-15	(3)
Millbrook, NY	—	1,050	—	—	1,050	—	1,050	—	1,050	Jun-15	(3)
Rochester, NY	—	544	—	—	544	—	544	—	544	Aug-17	(3)
Penfield, NY	—	534	—	—	534	—	534	—	534	Aug-17	(3)
Subtotal	$1,435,384	$237,151	$1,613,699	$(75,879)	$234,706	$1,540,265	$1,774,971	$291,041	$1,483,930
Held for Sale
Leawood, KS	—			—	—	3,000	3,000	—	3,000	Oct-13	(3)
Spring Hill, KS	—			—	—	2,000	2,000	—	2,000	Oct-13	(3)
Total	$1,435,384	$237,151	$1,613,699	$(75,879)	$234,706	$1,545,265	$1,779,971	$291,041	$1,488,930
______________________________________
(1)    Negative amount represents impairment of operating real estate.
(2)    The aggregate cost for federal income tax purposes is approximately $2.2 billion.
(3)    Depreciation is not recorded on land or assets held for sale.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(Dollars in Thousands)
The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$1,931,032	$1,949,997	$1,966,352
Dispositions	—	(16,645)	(15,240)
Improvements	17,036	24,701	35,889
Impairment	(165,246)	(27,021)	(33,494)
Subtotal	1,782,822	1,931,032	1,953,507
Classified as held for sale(1)	(7,851)	—	(3,510)
Balance at end of year(2)	$1,774,971	$1,931,032	$1,949,997
_____________________________
(1)Amounts classified as held for sale during the year and remain as held for sale at the end of the year.
(2)The aggregate cost of the properties are approximately $427.2 million higher for federal income tax purposes as of December 31, 2019.
The following table presents changes in accumulated depreciation as of December 31, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$230,814	$171,083	$113,924
Depreciation expense	63,078	62,798	60,028
Property dispositions	—	(3,067)	(1,542)
Subtotal	293,892	230,814	172,410
Classified as held for sale	(2,851)	—	(1,327)
Balance at end of year	$291,041	$230,814	$171,083

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2020
(Dollars in Thousands)

Asset Type:	Location / Description	Count	Fixed Rate	Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens(3)	Principal Amount	Carrying Value(4)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Espresso Mezzanine Loan	Various / SNF / ALF	1	10.0%	Jan-22	I/O	$681,526	$74,182	$55,864	$—

_______________________________________
(1)Reflects the initial maturity date of the investment and does not consider any options to extend beyond such date.
(2)Interest Only, or I/O; principal amount due in full at maturity.
(3)Represents only third-party liens.
(4)The federal income tax basis is approximately $74.2 million.

Reconciliation of Carrying Value of Real Estate Debt (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$55,468	$58,600	$74,650
Deductions:
Reclassification(1)	271	(2,427)	(16,151)
Repayment of principal	—	(818)	—
Amortization of acquisition costs, fees, premiums and discounts	125	113	101
Balance at end of year	$55,864	$55,468	$58,600
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
Our internal control framework, which includes controls over financial reporting and disclosure, continues to operate effectively. Considering the COVID-19 pandemic, we have supplemented our framework by instituting certain entity level procedures and controls that ensure communication amongst our team that enhances our ability to prevent and detect material errors and omissions.
Internal Control over Financial Reporting
(a)Management’s Annual Report on Internal Control over Financial Reporting.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
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
__________________________
*    The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act, no later than 120 days after the end of our fiscal year ended December 31, 2020.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data’’ of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2020
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2020
(a)3. Exhibit Index:
EXHIBIT INDEX

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

4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016 and incorporated herein by reference)
4.2*	Description of Registrant’s Securities
10.1	Advisory Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 and incorporated herein by reference)
10.2	Amendment No. 1 to Advisory Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2017 and incorporated herein by reference)
10.3
Amendment No. 2 to Advisory Agreement dated as of June 22, 2020 by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP, CNI NSHC Advisors, LLC and Colony Capital, Inc. (f/k/a Colony NorthStar, Inc.) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 23, 2020 and incorporated herein by reference)

10.4
Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.5
First Amendment to Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.6
Second Amendment to Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.4 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.7
NorthStar Healthcare Income, Inc. Amended and Restated Long Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 4, 2013 and incorporated herein by reference)

10.8
NorthStar Healthcare Income, Inc. Third Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference)

10.9
Form of Restricted Stock Award Certificate (filed as Exhibit 10.6 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.10
Form of Indemnification Agreement (filed as Exhibit 10.8 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.11
Amended and Restated Partnership Agreement of Healthcare GA Holdings, General Partnership, dated as of January 13, 2015 (filed as Exhibit 10.58 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

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

NorthStar Healthcare Income, Inc.
Date:	March 23, 2021	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard S. Welch and Frank V. Saracino and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. JEANNEAULT	Chief Executive Officer, President and Vice Chairman	March 23, 2021
Ronald J. Jeanneault	(Principal Executive Officer)

Chief Financial Officer and Treasurer
/s/ FRANK V. SARACINO	(Principal Financial Officer and	March 23, 2021
Frank V. Saracino	Principal Accounting Officer)

/s/ RICHARD S. WELCH	Chairman	March 23, 2021
Richard S. Welch

/s/ GREGORY A. SAMAY	Director	March 23, 2021
Gregory A. Samay

/s/ JACK F. SMITH, JR.	Director	March 23, 2021
Jack F. Smith, Jr.

/s/ T. ANDREW SMITH	Director	March 23, 2021
T. Andrew Smith