Form 10-Q
period 2021-03-31
NorthStar Healthcare Income, Inc.
filed 2021-05-14
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
The Company has one class of common stock, $0.01 par value per share, 191,266,239 shares outstanding as of May 13, 2021.

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$90,966	$65,995
Restricted cash	20,276	27,575
Operating real estate, net	1,457,397	1,483,930
Investments in unconsolidated ventures	221,944	229,173
Real estate debt investments, net	36,112	55,864
Assets held for sale	5,000	5,000
Receivables, net	7,277	14,735
Goodwill and intangible assets, net	26,016	26,483
Other assets	17,367	9,681
Total assets(1)	$1,882,355	$1,918,436

Liabilities
Mortgage and other notes payable, net	$1,397,718	$1,416,871
Line of credit - related party	35,000	35,000
Due to related party	3,812	8,318
Escrow deposits payable	4,386	3,851
Accounts payable and accrued expenses	33,632	38,393
Other liabilities	3,938	3,941
Total liabilities(1)	1,478,486	1,506,374
Commitments and contingencies (Note 13)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 191,052,014 and 190,409,341 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,910	1,904
Additional paid-in capital	1,712,563	1,710,023
Retained earnings (accumulated deficit)	(1,313,218)	(1,302,755)
Accumulated other comprehensive income (loss)	(7)	467
Total NorthStar Healthcare Income, Inc. stockholders’ equity	401,248	409,639
Non-controlling interests	2,621	2,423
Total equity	403,869	412,062
Total liabilities and equity	$1,882,355	$1,918,436
_______________________________________
(1)Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of March 31, 2021, the Operating Partnership includes $0.5 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Property and other revenues
Resident fee income	$28,282	$32,847
Rental income	29,051	39,980
Other revenue	1	64
Total property and other revenues	57,334	72,891
Net interest income
Interest income on debt investments	2,213	1,905
Expenses
Real estate properties - operating expenses	45,618	45,701
Interest expense	16,025	16,679
Transaction costs	54	7
Asset management and other fees - related party	2,769	4,431
General and administrative expenses	3,033	3,029
Depreciation and amortization	15,387	16,489
Impairment loss	786	—
Total expenses	83,672	86,336
Other income (loss)
Other income	7,360	—
Realized gain (loss) on investments and other	7,515	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(9,250)	(11,540)
Equity in earnings (losses) of unconsolidated ventures	(890)	(993)
Income tax expense	(15)	(14)
Net income (loss)	(10,155)	(12,547)
Net (income) loss attributable to non-controlling interests	(308)	66
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(10,463)	$(12,481)
Net income (loss) per share of common stock, basic/diluted	$(0.05)	$(0.07)
Weighted average number of shares of common stock outstanding, basic/diluted	190,630,723	189,038,484
Distributions declared per share of common stock	$—	$—

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(10,155)	$(12,547)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(474)	(1,044)
Total other comprehensive income (loss)	(474)	(1,044)
Comprehensive income (loss)	(10,629)	(13,591)
Comprehensive (income) loss attributable to non-controlling interests	(308)	66
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(10,937)	$(13,525)

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	189,111	$1,891	$1,702,260	$(1,041,297)	$(470)	$662,384	$5,120	$667,504
Share-based payment of advisor asset management fees	400	4	2,496	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	38	—	—	38	—	38
Non-controlling interests - contributions	—	—	—	—	—	—	86	86
Non-controlling interests - distributions	—	—	—	—	—	—	(85)	(85)
Shares redeemed for cash	(320)	(3)	(1,995)	—	—	(1,998)	—	(1,998)
Other comprehensive income (loss)	—	—	—	—	(1,044)	(1,044)	—	(1,044)
Net income (loss)	—	—	—	(12,481)	—	(12,481)	(66)	(12,547)
Balance as of March 31, 2020 (Unaudited)	189,191	$1,892	$1,702,799	$(1,053,778)	$(1,514)	$649,399	$5,055	$654,454

Balance as of December 31, 2020	190,409	$1,904	$1,710,023	$(1,302,755)	$467	$409,639	$2,423	$412,062
Share-based payment of advisor asset management fees	643	6	2,494	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	46		—	46	—	46
Non-controlling interests - contributions	—	—	—	—	—	—	240	240
Non-controlling interests - distributions	—	—	—	—	—	—	(350)	(350)
Other comprehensive income (loss)	—	—	—	—	(474)	(474)	—	(474)
Net income (loss)	—	—	—	(10,463)	—	(10,463)	308	(10,155)
Balance as of March 31, 2021 (Unaudited)	191,052	$1,910	$1,712,563	$(1,313,218)	$(7)	$401,248	$2,621	$403,869

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(10,155)	$(12,547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	890	993
Depreciation and amortization	15,387	16,489
Impairment loss	786	—
Amortization of below market debt	784	766
Straight-line rental (income) loss, net	7,639	11
Amortization of discount/accretion of premium on investments	(112)	(30)
Amortization of deferred financing costs	147	471
Amortization of equity-based compensation	46	38
Paid-in-kind interest added to real estate debt investment loan principal	(105)	—
Realized (gain) loss on investments and other	(7,515)	—
Allowance for uncollectible accounts	653	200
Issuance of common stock as payment for asset management fees	2,500	2,500
Changes in assets and liabilities:
Receivables	(833)	(822)
Other assets	(7,686)	(1,690)
Due to related party	(4,506)	(749)
Escrow deposits payable	535	26
Accounts payable and accrued expenses	(5,336)	(3,217)
Other liabilities	221	(10)
Net cash (used in) provided by operating activities	(6,660)	2,429
Cash flows from investing activities:
Capital expenditures for operating real estate	(2,416)	(2,127)
Sale of operating real estate	21,258	—
Repayment of real estate debt investment	24,878	—
Investment in unconsolidated ventures	(250)	—
Distributions from unconsolidated ventures	859	1,765
Real estate debt investment modification fee	346	—
Other assets	—	(903)
Net cash provided by (used in) investing activities	44,675	(1,265)
Cash flows from financing activities:
Borrowings from mortgage notes	26,000	—
Repayment of mortgage notes	(45,722)	(5,942)
Payment of deferred financing costs	(362)	—
Payments under finance leases	(149)	(147)
Shares redeemed for cash	—	(1,998)
Contributions from non-controlling interests	240	86
Distributions to non-controlling interests	(350)	(85)
Net cash (used in) provided by financing activities	(20,343)	(8,086)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,672	(6,922)
Cash, cash equivalents and restricted cash-beginning of period	93,570	58,820
Cash, cash equivalents and restricted cash-end of period	$111,242	$51,898

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$575	$943
Capitalized interest for mortgage and other notes payable	—	222

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Organization
NorthStar Healthcare Income, Inc., together with its consolidated subsidiaries (the “Company”), manages a diversified portfolio of investments in healthcare real estate, owned directly or through joint ventures, with a focus on the mid-acuity seniors housing sector, which the Company defines as assisted living (“ALF”), memory care (“MCF”), skilled nursing (“SNF”), independent living (“ILF”) facilities and continuing care retirement communities (“CCRC”), which have independent living, assisted living, skilled nursing and memory care available on one campus. Primarily through joint ventures, the Company is also invested in other healthcare property types, including medical office buildings (“MOB”), hospitals, rehabilitation facilities and ancillary healthcare services businesses. The Company’s investments are predominantly in the United States, but through its joint ventures also has international investments in the United Kingdom.
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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of March 31, 2021, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
From inception through March 31, 2021, the Company raised total gross proceeds from the sale of shares of common stock totaling $2.0 billion (the “Offering”), including $232.6 million pursuant to its distribution reinvestment plan (the “DRP”).
Impact of COVID-19
The world continues to experience the broad effects of the coronavirus 2019 (“COVID-19”) pandemic, with efforts to address the pandemic impacting economic and financial markets globally and across all facets of industries, including real estate. The Company's healthcare real estate business and investments have experienced a myriad of challenges, including, but not limited to, declines in resident occupancy and operating cash flows, increases in cost burden faced by operators, lease concessions sought by tenants, and a stressed market affecting real estate values in general.
The recovery from the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on a variety of factors, which may differ considerably across regions and fluctuate over time. Recent guidance from state and local governments, including the easing of restrictions, the resumption of normal business operations in many municipalities, and lower reported infection rates are encouraging signs towards a recovery from the effects of the pandemic. Significant vaccine deployment and acceptance has begun to mitigate the number of confirmed COVID-19 cases, which in turn has helped to reduce preventative operating costs that continue to be incurred. However, occupancy challenges are still anticipated until such time that the rate of resident move-outs is outpaced by new resident admissions, for which the future trend remains uncertain.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company anticipates a recovery of its healthcare real estate business will span over future periods. An extended recovery period increases the risk of a prolonged negative impact on the Company’s financial condition and results of operations. While the Company has the ability to meet its near term liquidity needs, general market concerns over credit and liquidity continue and the effects of COVID-19 may also lead to heightened risk of litigation, with an ensuing increase in litigation and related costs.
At this time, the progression of the global economic recovery from the broad effects of COVID-19 remains difficult for the Company to assess and estimate the future impact of COVID-19 on the Company's results of operations. Accordingly, any estimates of the effects of COVID-19 as reflected and/or discussed in these financial statements are based upon the Company's best estimates using information known to the Company as of the date of this Quarterly Report on Form 10-Q, and such estimates may change, the effects of which could be material. The Company will continue to monitor the progression of the economic recovery from COVID-19 and reassess its effects on the Company’s results of operations and recoverability of value across its assets as conditions change.
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on March 23, 2021.
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
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions. During the three months ended March 31, 2021,

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the Company determined that a reconsideration event for an unconsolidated VIE did not result in a change in the evaluation that the Company is not the primary beneficiary.
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether each investment or financing is a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
As of March 31, 2021, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of March 31, 2021 is $477.3 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of March 31, 2021 is $444.2 million, collateralized by the real estate assets of the related consolidated VIEs.
Unconsolidated VIEs
As of March 31, 2021, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $221.9 million. The Company’s maximum exposure to loss as of March 31, 2021 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of March 31, 2021. During the three months ended March 31, 2021, the Company contributed $0.3 million to an unconsolidated VIE. As of March 31, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions. Any estimates of the effects of COVID-19 as reflected and/or discussed in these financial statements are based upon the Company's best estimates using information known to the Company as of the date of this Quarterly Report on Form 10-Q. Such estimates may change and the impact of which could be material.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	March 31, 2021 (Unaudited)	December 31, 2020
Cash and cash equivalents	$90,966	$65,995
Restricted cash	20,276	27,575
Total cash, cash equivalents and restricted cash	$111,242	$93,570
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment totaling $3.4 million, which is included in furniture, fixtures, and equipment within operating real estate, net on the Company’s consolidated balance sheets. The leased equipment is amortized on a straight-line basis. For the three months ended March 31, 2021 and 2020, payments for finance leases totaled $0.2 million, respectively.
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

April 1 to December 31, 2021	$498
Years Ending December 31:
2022	576
2023	155
2024	59
2025	17
Thereafter	9
Total minimum lease payments	$1,314
Less: Amount representing interest	$(165)
Present value of minimum lease payments	$1,149
The weighted average interest rate related to the finance lease obligations is 6.3% with a weighted average lease term of 2.0 years.
As of March 31, 2021, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
Assets Held For Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by U.S. GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of March 31, 2021 and December 31, 2020, the Company classified two operating real estate properties within the Kansas City portfolio as held for sale, as presented on its consolidated balance sheets.
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
Impairment analysis for identified intangible assets is performed in connection with the impairment assessment of the related operating real estate. An impairment establishes a new basis for the identified intangible asset and any impairment loss recognized is not subject to subsequent reversal. Refer to “—Impairment on Operating Real Estate and Investments in Unconsolidated Ventures” for additional information.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company performs an annual impairment test for goodwill in the fourth quarter and evaluates the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In making such assessment, qualitative factors are used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, then an impairment charge is recorded.
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents deferred costs and intangible assets, net (dollars in thousands):

	March 31, 2021 (Unaudited)	December 31, 2020
Goodwill and intangible assets, net:
In-place lease value, net	$4,186	$4,635
Goodwill	21,387	21,387
Certificate of need intangible assets	380	380
Subtotal intangible assets	25,953	26,402
Deferred costs, net	63	81
Total	$26,016	$26,483
The Company recorded $0.5 million of amortization expense for in-place leases and deferred costs for the three months ended March 31, 2021 and 2020, respectively.
In-place lease value, net includes a gross asset amount of $130.0 million for in-place leases related to the Company’s direct investment - net lease properties, of which $125.8 million has been amortized as of March 31, 2021. All other in-place leases related to the Company’s direct investment - operating properties have been fully amortized as of March 31, 2021.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents future amortization of in-place lease value and deferred costs (dollars in thousands):

April 1 to December 31, 2021	$1,403
Years Ending December 31:
2022	593
2023	337
2024	337
2025	337
Thereafter	1,242
Total	$4,249
Other Assets
The following table presents a summary of other assets (dollars in thousands):

	March 31, 2021 (Unaudited)	December 31, 2020
Other assets:
Healthcare facility regulatory reserve deposit(1)	$6,000	$—
Remainder interest in condominium units(2)	2,327	2,327
Prepaid expenses	5,834	3,798
Lease / rent inducements, net	2,415	2,246
Utility deposits	513	447
Other	278	863
Total	$17,367	$9,681
_______________________________________
(1)As of March 31, 2021, a net lease operator is in possession of the regulatory reserve deposit, and accordingly, the amount has been reclassified from restricted cash on the consolidated balance sheets.
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
A summary of lease income recognized for the three months ended March 31, 2021 for the Company’s direct net lease properties is as follows:
•The operator of the Smyrna property failed to remit rental payments and accordingly no lease income was recognized. For additional information, refer to Note 14, “Subsequent Events.”
•The performance of the operator of the Arbors portfolio has been significantly impacted by COVID-19. Rental payments were delayed throughout 2020, however the operator ultimately satisfied its rent obligations through December 2020. During the three months ended March 31, 2021, the operator failed to remit contractual monthly rent obligations and it is not probable that these obligations will be satisfied in the future. Accordingly, the Company recorded lease income to the extent lease payments were received. In addition, lease income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of rent under the lease was deemed not to be probable.
•Despite the adverse effects of COVID-19 on its operations, the operator of the Fountains portfolio remitted full contractual rent, including a portion of the rent deferred under its lease forbearance agreement. For additional information, refer to Note 14, “Subsequent Events.”
For the three months ended March 31, 2021 and 2020, total property and other revenues includes variable lease revenues of $3.3 million and $4.2 million, respectively. Variable lease income includes ancillary services provided to operator/residents, as well as non-recurring services and fees at the Company’s operating facilities. In addition, during the three months ended March 31, 2021, the Company recognized $7.4 million in grant income received from the Provider Relief Fund administered by the U.S Department of Health & Human Services (“DHHS”). The grant income is classified as other income in the consolidated statements of operations.
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
Effective June 1, 2020, the Company granted a lease concession to the operator of its Fountains net lease portfolio. The concession allowed the operator to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The lease concession provided the operator relief consistent with the debt forbearance received from the lender of the properties in the portfolio. The lease concession period ended on August 31, 2020 and the operator has resumed remitting contractual rent payments, including amounts related to deferred rent granted under the lease concession. Deferred rental payments outstanding as of March 31, 2021 totaled $1.2 million for the Fountains net lease portfolio. As there were no substantive changes to the original lease or changes in total cash flows, the concession was not treated as a lease modification and the Company continues to recognize lease income and receivables under the original terms of the lease.
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
Impairment on Operating Real Estate and Investments in Unconsolidated Ventures
Due to uncertainties over the extent and duration of the economic fallout from COVID-19, it is difficult for the Company to assess and estimate the future economic effects of COVID-19 with any meaningful precision. As the future impact of COVID-19 will depend on many factors beyond the Company’s control and knowledge, the resulting effect on impairment of the Company's real estate held for investment and held for sale and investments in unconsolidated ventures may materially differ from the Company's current expectations and further impairment charges may be recorded in future periods.
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
During the three months ended March 31, 2021, the Company recorded impairment losses totaling $0.8 million on its Smyrna net lease property as a result of lower estimated future cash flows and market value.
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
During the three months ended March 31, 2021, the Company did not impair any of its investments in unconsolidated ventures, nor did the underlying joint ventures record any impairments and reserves on properties in their respective portfolios during the three months ended March 31, 2021.
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
As of March 31, 2021, the Company has not recorded an allowance for credit losses on its Financial Assets. Refer to Note 5, “Real Estate Debt Investments” for additional information regarding the carrying value of the Company’s real estate debt investment.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the three months ended March 31, 2021, the Company did not incur any acquisition fees or expenses to the Advisor or third parties. The Company records as an expense for certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheets date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of March 31, 2021 totaled $21.9 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $15,000 and $14,000 for the three months ended March 31, 2021 and 2020, respectively.
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
As of March 31, 2021 and December 31, 2020, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which are reflected as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations.
Recent Accounting Pronouncements
Accounting Standards Adopted in 2021
Income Tax Accounting—In December 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU simplifies accounting for income taxes by eliminating certain exceptions to the general approach in Accounting Standards Codification (“ASC”) 740, Income Taxes, and clarifies certain aspects of the guidance for more consistent application. The simplifications relate to intraperiod tax allocations when there is a loss in continuing operations and a gain outside of continuing operations, accounting for tax law or tax rate changes and year-to-date losses in interim periods, recognition of deferred tax liability for outside basis difference when investment ownership changes, and accounting for franchise taxes that are partially based on income. The ASU also provides new guidance that clarifies the accounting for transactions resulting in a step-up in tax basis of goodwill, among other changes. Transition is generally prospective, other than the provision related to outside basis difference which is on a modified retrospective basis with cumulative effect adjusted to retained earnings at the beginning of the period adopted, and franchise tax provision which is on

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
either full or modified retrospective. The Company adopted ASU No. 2019-12 on January 1, 2021, with no transitional impact upon adoption.
Accounting for Certain Equity Investments—In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The ASU clarifies that if as a result of an observable transaction, an equity investment under the measurement alternative is transitioned into equity method and vice versa, an equity method investment is transitioned into measurement alternative, the investment is to be remeasured immediately before and after the transaction, respectively. The ASU also clarifies that certain forward contracts or purchased options to acquire equity securities that are not deemed to be derivatives or in-substance common stock will generally be measured using the fair value principles of ASC 321 before settlement or exercise, and that an entity should not be considering how it will account for the resulting investments upon eventual settlement or exercise. The Company adopted ASU No. 2020-01 on January 1, 2021, with no transitional impact upon adoption.
Future Application of Accounting Standards
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
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	March 31, 2021 (Unaudited)	December 31, 2020
Land	$230,406	$234,706
Land improvements	23,215	23,797
Buildings and improvements	1,376,487	1,389,706
Tenant improvements	16,523	16,172
Construction in progress	2,587	2,535
Furniture, fixtures and equipment	106,673	108,055
Subtotal	$1,755,891	$1,774,971
Less: Accumulated depreciation	(298,494)	(291,041)
Operating real estate, net	$1,457,397	$1,483,930
For the three months ended March 31, 2021 and 2020, depreciation expense was $14.9 million and $16.0 million, respectively.
Within the table above, buildings and improvements have been reduced by accumulated impairment losses of $194.7 million and $213.9 million as of March 31, 2021 and December 31, 2020, respectively. Impairment loss, as presented on the consolidated statements of operations, totaled $0.8 million for the three months ended March 31, 2021. There was no impairment loss recorded for the three months ended March 31, 2020. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value(1)
Portfolio	Acquisition Date	Ownership	March 31, 2021 (Unaudited)	December 31, 2020
Eclipse	May-2014	5.6%	$5,484	$5,624
Envoy(2)	Sep-2014	11.4%	2	2
Diversified US/UK	Dec-2014	14.3%	85,622	89,651
Espresso(3)	Jul-2015	36.7%	—	—
Trilogy	Dec-2015	23.2%	130,618	133,896
Subtotal			$221,726	$229,173
Operator Platform(4)	Jul-2017	20.0%	218	—
Total			$221,944	$229,173
_______________________________________
(1)Includes $1.3 million, $13.4 million, $7.6 million and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Diversified US/UK, Espresso and Trilogy joint ventures, respectively.
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
(4)Represents investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%. During the three months ended March 31, 2021, the Company contributed an additional $0.3 million to Solstice.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
Portfolio	Equity in Earnings (Losses)	Cash Distributions	Equity in Earnings (Losses)	Cash Distributions
Eclipse	$(140)	$—	$(199)	$86
Envoy	—	—	—	192
Diversified US/UK	(2,698)	859	(2,090)	1,487
Espresso	5,257	—	(217)	—
Trilogy	(3,277)	—	1,528	—
Subtotal	$(858)	$859	$(978)	$1,765
Operator Platform(1)	(32)	—	(15)	—
Total	$(890)	$859	$(993)	$1,765
_______________________________________
(1)Represents the Company’s investment in Solstice.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Summarized Financial Data
The following table presents the combined balance sheets as of March 31, 2021 and December 31, 2020 and combined statements of operations for the three months ended March 31, 2021 and 2020 of the Diversified US/UK, Espresso and Trilogy unconsolidated ventures (dollars in thousands):

	March 31, 2021 (Unaudited)	December 31, 2020		Three Months Ended March 31,
				2021	2020
Assets
Operating real estate, net	$3,875,013	$3,895,920	Total revenues	$305,693	$354,673
Other assets	1,082,143	1,207,812	Net income (loss)	$(18,619)	$(8,616)
Total assets	$4,957,156	$5,103,732

Liabilities and equity
Total liabilities	$3,929,266	$4,047,895
Equity	1,027,890	1,055,837
Total liabilities and equity	$4,957,156	$5,103,732

5. Real Estate Debt Investments
The following table presents the Company’s one debt investment (dollars in thousands):

	Principal Amount		Carrying Value(1)
Asset Type:	March 31, 2021 (Unaudited)	December 31, 2020	March 31, 2021 (Unaudited)	December 31, 2020	Effective Interest Rate(2)	Final Maturity Date
Mezzanine loan(1)	$49,409	$74,182	$36,112	$55,864	15.0%	Jan 2022
_______________________________________
(1)As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company has recorded the excess equity in losses related to its unconsolidated investment as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of March 31, 2021 and December 31, 2020, the cumulative excess equity in losses included in the mezzanine loan carrying value were $13.1 million and $18.3 million, respectively.
(2)Represents the effective interest rate as of March 31, 2021, which includes a fixed rate of 14% and 1% payment-in-kind (“PIK”).
During the three months ended March 31, 2021, the Company received principal repayments on its debt investment totaling $24.9 million. The borrower has funded these principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow. For additional information, refer to Note 14, “Subsequent Events.”
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
As of March 31, 2021, the Company’s debt investment was performing in accordance with the contractual terms of its governing documents. The Company continues to assess the collectability of principal and interest and expects to receive full payment of contractual interest and recover the principal outstanding. As of March 31, 2021, contractual debt service has been paid in accordance with contractual terms.
For the three months ended March 31, 2021, the mezzanine loan represented 100% of the Company’s interest income on debt investments as presented on the consolidated statements of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
6. Borrowings
The following table presents the Company’s mortgage and other notes payable (dollars in thousands):

				March 31, 2021 (Unaudited)		December 31, 2020
	Recourse vs. Non-Recourse	Final Maturity(1)	Contractual Interest Rate(2)	Principal Amount(3)	Carrying Value(3)	Principal Amount(3)	Carrying Value(3)
Mortgage notes payable, net
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Repaid	LIBOR + 2.92%	$—	$—	$20,189	$20,183
Frisco, TX(4)	Non-recourse	Feb 2026	3.0%	26,000	25,337	18,770	18,764
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,760	18,440	18,760	18,423
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	19,662	19,587	19,907	19,830
Rochester, NY(5)	Non-recourse	Aug 2027	LIBOR + 2.34%	101,224	100,408	101,224	100,378
Rochester, NY	Non-recourse	Aug 2021	LIBOR + 2.90%	12,800	12,674	12,800	12,584
Arbors Portfolio(6)
Various locations	Non-recourse	Feb 2025	3.99%	86,838	86,109	87,302	86,521
Watermark Fountains Portfolio(7)
Various locations	Non-recourse	Jun 2022	3.92%	384,221	383,400	386,607	385,606
Various locations	Non-recourse	Jun 2022	5.56%	73,100	72,887	73,439	73,180
Winterfell Portfolio(8)
Various locations	Non-recourse	Jun 2025	4.17%	619,018	605,284	622,045	607,526
Avamere Portfolio(9)
Various locations	Non-recourse	Feb 2027	4.66%	70,124	69,678	70,427	69,962
Subtotal mortgage notes payable, net				$1,411,747	$1,393,804	$1,431,470	$1,412,957
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb 2022	6.00%	3,914	3,914	3,914	3,914
Subtotal other notes payable, net				$3,914	$3,914	$3,914	$3,914
Total mortgage and other notes payable, net				$1,415,661	$1,397,718	$1,435,384	$1,416,871
_______________________________________
(1)Refer to Note 14, “Subsequent Events” for additional information regarding mortgage notes maturity extensions.
(2)Floating rate borrowings total $132.8 million of principal outstanding and reference one-month LIBOR.
(3)The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings, other than the Winterfell portfolio which is attributable to below market debt intangibles.
(4)In January 2021, the Company refinanced its existing mortgage note payable with a new $26.0 million mortgage note payable. The new mortgage note carries a fixed interest rate of 3.0% through February 2024, followed by the greater of the fixed rate or one-month LIBOR plus 2.80% through the initial maturity date of February 2026.
(5)Composed of seven individual mortgage notes payable secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.
(6)Composed of four individual mortgage notes payable secured by four healthcare real estate properties, cross-collateralized and subject to cross-default.
(7)Includes $384.2 million principal amount of fixed rate borrowings, secured by 14 healthcare real estate properties, cross-collateralized and subject to cross-default, as well as a supplemental financing totaling $73.1 million of principal, secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.
(8)Composed of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and subject to cross-default.
(9)Composed of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and subject to cross-default.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents future scheduled principal payments on mortgage and other notes payable based on final maturity (dollars in thousands):

April 1 to December 31, 2021	$33,973
Years Ending December 31:
2022	467,008
2023	19,696
2024	20,406
2025	670,302
Thereafter	204,276
Total	$1,415,661
As of March 31, 2021, the operator for the Arbors portfolio failed to remit rent and comply with other contractual terms of its lease agreement, which resulted in a default under the operator’s lease, which in turn, resulted in a default under the mortgage notes collateralized by the properties.
In response to the operational challenges resulting from the COVID-19 pandemic, the Company entered into forbearance agreements to defer contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Fountains portfolios. The aggregate outstanding principal amount of these borrowings totaled $1.3 billion as of March 31, 2021. The deferred debt service must be repaid following the forbearance period with no additional interest or penalties incurred by the Company, subject to satisfaction of certain conditions. The deferral of payments ended during the year ended December 31, 2020 and the Company has resumed remitting debt service, together with the deferred debt service, on these mortgage notes payable. Deferred debt service is scheduled to be repaid in full for all borrowings by January 2022. These borrowings remain in technical default and are subject to the terms of the forbearance agreements until all deferred debt service is repaid.
In addition, the forbearance agreement for a mortgage note payable on a property within the Rochester portfolio temporarily waived financial covenants under the mortgage note through December 31, 2020. As of March 31, 2021, the property is in compliance with the financial covenants under the mortgage note.
Line of Credit - Related Party
The following table presents the Company’s borrowings under the Sponsor line of credit as of March 31, 2021 (dollars in thousands):

	Capacity	Principal Outstanding	Contractual Interest Rate	Maturity Date
Sponsor Line of Credit	$35,000	$35,000	LIBOR + 3.50%	Dec 2022
In October 2017, the Company obtained a revolving line of credit from an affiliate of Colony Capital, the Sponsor (the “Sponsor Line”). As of March 31, 2021, the Sponsor Line has a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR and has a maturity date of December 2022.
In April 2020, the Company borrowed $35.0 million under the Sponsor Line to improve its liquidity position as a result of the COVID-19 pandemic. Interest expense on the Company’s consolidated statements of operations includes $0.3 million related to the Sponsor Line for the three months ended March 31, 2021.
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
Incentive Fee
The Advisor is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through March 31, 2021, the Advisor has not received any incentive fees from the Company.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to the Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2020	Three Months Ended March 31, 2021			Due to Related Party as of March 31, 2021 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management and other fees-related party	$923	$2,769	$(2,769)	(2)	$923
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	7,395	2,889	(7,395)		2,889
Total		$8,318	$5,658	$(10,164)		$3,812
_______________________________________
(1)Includes $2.5 million paid in shares of the Company’s common stock.
(2)As of March 31, 2021, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.

Pursuant to the advisory agreement, for the three months ended March 31, 2021, the Company issued 0.6 million shares totaling $2.5 million, based on the estimated value per share on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee. As of March 31, 2021, the Advisor, the Sponsor and their affiliates owned a total of 5.3 million shares or $20.8 million of the Company’s common stock based on the Company’s most recent estimated value per share. As of March 31, 2021, the Advisor, the Sponsor and their affiliates owned 2.5% of the total outstanding shares of the Company’s common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the three months ended March 31, 2021, the Company recognized property management fee expense of $1.2 million paid to Solstice related to the Winterfell portfolio.
The below table indicates the Company’s investments for which Colony Capital is also an equity partner in the joint venture. Each investment was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	Colony Capital/Formation Capital, LLC	May 2014	5.6%
Diversified US/UK	Colony Capital	December 2014	14.3%
In connection with the acquisition of the Diversified US/UK portfolio by NorthStar Realty Finance Corp. (“NorthStar Realty”), now a subsidiary of Colony Capital, and the Company, the Sponsor acquired a 43.0%, as adjusted, ownership interest in American Healthcare Investors, LLC (“AHI”).
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
8. Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Under the Plan, 2.0 million shares of restricted common stock were eligible to be issued. Pursuant to the Plan, as of March 31, 2021, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock for an aggregate $1.3 million, based on the share price on the date of each grant. The restricted stock granted prior to 2015 generally vested quarterly over four years and the restricted stock granted in and subsequent to 2015 generally vests quarterly over two years. However, the stock will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $45,625 and $38,125, for the three months ended March 31, 2021 and 2020, respectively. Equity-based compensation expense is related to the issuance of restricted stock to the independent directors and is recorded in general and administrative expenses in the consolidated statements of operations. Unrecognized equity-based compensation for unvested shares totaled $147,625 and $193,250 as of March 31, 2021 and December 31, 2020, respectively. Unvested shares totaled 23,546 and 30,403 as of March 31, 2021 and December 31, 2020, respectively.
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
For the three months ended March 31, 2021, the Company has not issued shares of common stock pursuant to the DRP. From inception through March 31, 2021, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Distributions
Effective February 1, 2019, the Company’s board of directors determined to suspend distributions in order to preserve capital and liquidity and no distributions were declared during the three months ended March 31, 2021.
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). For the three months ended March 31, 2021, the Company generated net operating losses for tax purposes. The Company did not have positive REIT taxable income for its taxable year ending December 31, 2020, therefore, it was not required to make distributions to its stockholders in 2020 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2019 and includes a net operating loss carry-forward of $86.0 million.
Share Repurchase Program
The Company adopted the Share Repurchase Program that enabled stockholders to sell their shares to the Company in limited circumstances. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements.
In April 2020, the Company’s board of directors determined to suspend all repurchases under the Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity and has not repurchased any shares during the three months ended March 31, 2021.
The Company had funded repurchase requests with cash on hand, borrowings or other available capital.
10. Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2021 and 2020 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income attributable to the other non-controlling interests was $0.3 million for the three months ended March 31, 2021, and a net loss attributable to the other non-controlling interests was $0.1 million for the three months ended March 31, 2020.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	March 31, 2021			December 31, 2020
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$49,409	$36,112	$49,409	$74,182	$55,864	$74,182
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,415,661	$1,397,718	$1,342,460	$1,435,384	$1,416,871	$1,354,832
Line of credit - related party	35,000	35,000	35,000	35,000	35,000	35,000
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
The following table summarizes the fair value, measured at the time of impairment, of Level 3 assets which have been measured at fair value on a nonrecurring basis during the periods presented and the associated impairment losses (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	March 31, 2021 (Unaudited)		December 31, 2020
	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Operating real estate, net	$1,900	$786	$234,650	$164,215
Assets held for sale	—	—	5,000	1,753
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
•Debt Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate.
•Corporate - The corporate segment includes corporate level asset management and other fees - related party and general and administrative expenses.
The Company primarily generates rental and resident fee income from its direct investments and interest income on real estate debt investments. Additionally, the Company reports its proportionate interest of revenues and expenses from unconsolidated investments through equity in earnings (losses) of unconsolidated ventures.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Three Months Ended March 31, 2021	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$(776)	$58,109	$—	$—	$1	$57,334
Interest income on debt investments	—	—	—	2,213	—	2,213
Real estate properties - operating expenses	(25)	(45,593)	—	—	—	(45,618)
Interest expense	(2,873)	(12,835)	—	—	(317)	(16,025)
Transaction costs	—	(54)	—	—	—	(54)
Asset management and other fees - related party	—	—	—	—	(2,769)	(2,769)
General and administrative expenses	(41)	—	—	—	(2,992)	(3,033)
Depreciation and amortization	(3,854)	(11,533)	—	—	—	(15,387)
Impairment loss	(786)	—	—	—	—	(786)
Other income	—	7,360	—	—	—	7,360
Realized gain (loss) on investments and other	—	7,515	—	—	—	7,515
Equity in earnings (losses) of unconsolidated ventures	—	—	(890)	—	—	(890)
Income tax expense	—	(15)	—	—	—	(15)
Net income (loss)	$(8,355)	$2,954	$(890)	$2,213	$(6,077)	$(10,155)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

	Direct Investments
Three Months Ended March 31, 2020	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$8,222	$64,606	$—	$—	$63	$72,891
Interest income on debt investments	—	—	—	1,905	—	1,905
Real estate properties - operating expenses	(13)	(45,688)	—	—	—	(45,701)
Interest expense	(2,964)	(13,715)	—	—	—	(16,679)
Transaction costs	—	(7)	—	—	—	(7)
Asset management and other fees - related party	—	—	—	—	(4,431)	(4,431)
General and administrative expenses	(44)	14	—	(9)	(2,990)	(3,029)
Depreciation and amortization	(3,737)	(12,752)	—	—	—	(16,489)
Impairment loss	—	—	—	—	—	—
Other income	—	—	—	—	—	—
Realized gain (loss) on investments and other	—	—	—	—	—	—
Equity in earnings (losses) of unconsolidated ventures	—	—	(993)	—	—	(993)
Income tax benefit (expense)	—	(14)	—	—	—	(14)
Net income (loss)	$1,464	$(7,556)	$(993)	$1,896	$(7,358)	$(12,547)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
March 31, 2021 (unaudited)	$342,132	$1,209,511	$221,941	$36,749	$72,022	$1,882,355
December 31, 2020	348,688	1,223,045	229,170	56,502	61,031	1,918,436
______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the operators and managers of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

				Three Months Ended March 31, 2021
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,049	$33,365	58.2%
Solstice Senior Living	(3)	32	4,000	24,079	42.0%
Avamere Health Services		5	453	4,164	7.3%
Arcadia Management	(4)	4	572	(6,351)	(11.1)%
Integral Senior Living	(5)	1	44	2,077	3.6%
Senior Lifestyle Corporation	(6)	1	63	—	—%
Total		72	10,181	$57,334	100.0%
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
(4)During the three months ended March 31, 2021, the Company recorded lease income to the extent lease payments were received. Lease income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of rent under the lease was deemed not to be probable.
(5)Property count and units excludes two ISL properties designated as held for sale as of March 31, 2021.
(6)Operator has failed to remit rental payments during the three months ended March 31, 2021.
13. Commitments and Contingencies
As of March 31, 2021, the Company believes there are no material contingencies that would affect its results of operations, cash flows or financial position.
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
General Uninsured Losses
The Company obtains various types of insurance to mitigate the impact of professional liability, property, business interruption, liability, flood, windstorm, earthquake, environmental and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events that may be either uninsurable or not economically insurable.

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
14.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to March 31, 2021 through the issuance of the consolidated financial statements.
Lease Modification
Effective April 15, 2021, the Company executed a lease modification with the operator of its Fountains portfolio. The modification defers up to $3.0 million of contractual rent payments over the remaining term of the lease, which will be forgiven at the expiration or earlier termination of the lease, subject to the satisfaction and compliance with certain terms and conditions. The lease modification also requires a minimum amount of capital improvements to be funded by both the operator and Company over the remaining term of the lease.
Real Estate Debt Investment
From April 1, 2021 through May 13, 2021, the Company has received principal repayments on its mezzanine loan debt investment which total $21.8 million. The borrower funded these principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
Borrowings
In April 2021, the Company extended the maturity date of a mortgage note payable for a property within the Rochester portfolio from August 2021 to August 2022 and made a $1.0 million principal repayment toward the outstanding principal balance.
Net Lease Purchase and Sale Agreement
In May 2021, the Company executed a purchase and sale agreement for the Smyrna net lease property with a sales price of $2.0 million.

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
Overview
We manage a diversified portfolio of investments in healthcare real estate, owned directly or through joint ventures, with a focus on the mid-acuity seniors housing sector, which we define as assisted living, memory care, skilled nursing and independent living facilities and continuing care retirement communities. Primarily through joint ventures, we are also invested in other healthcare property types, including medical office buildings, hospitals, rehabilitation facilities and ancillary healthcare services businesses. Our investments are predominantly in the United States, but through joint ventures we also have international investments in the United Kingdom.
We were formed in October 2010 as a Maryland corporation and commenced operations in February 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. We are sponsored by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital or our Sponsor, a leading global investment management firm. Colony Capital manages capital on behalf of its stockholders, as well as institutional and retail investors in private funds and non-traded and traded REITs, which we refer to collectively as the Managed Companies. As of March 31, 2021, our Sponsor had approximately $46.0 billion of assets under management, including Colony Capital’s balance sheet investments and third-party managed investments. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of Colony Capital and manages our day-to-day operations pursuant to an advisory agreement.
From inception through March 31, 2021, we raised total gross proceeds from the sale of shares of our common stock totaling $2.0 billion, including $232.6 million pursuant to our distribution reinvestment plan, or our DRP, collectively referred to as of our Offering.
Significant Developments
COVID-19 Update
Our first priority continues to be the health and safety of the residents and staff at our communities and we remain focused on supporting our managers and operators as they address the challenges presented by the coronavirus 2019, or COVID-19 pandemic. At the same time, we are actively managing capital needs and liquidity to mitigate the financial impact of COVID-19 on our business and preserve long-term value for our stockholders.
The vast majority of communities in our direct and unconsolidated investments have experienced confirmed COVID-19 cases amongst residents or staff, which has resulted in restrictions on admissions and limited inquiries and tours, significantly decreasing the number of move-ins and increasing move-outs. This has led to declines in revenues, increases in cost burdens and overall lower operating cash flows and financial results.
The recovery from the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, which may differ considerably across regions and fluctuate over time. Recent guidance from state and local governments, including the easing of restrictions, the resumption of normal business operations in many municipalities, and lower reported infection rates are encouraging signs towards a recovery from the effects of the pandemic.
Significant vaccine deployment and acceptance has begun to mitigate the number of confirmed COVID-19 cases. The communities of our direct investments and unconsolidated investments have continued to host clinics to administer the COVID-19 vaccine. Within our direct investments, the rate of acceptance amongst residents has exceeded 90% and our managers and operators continue to educate and encourage participation amongst their staff. Decreases in infection and transmission rates within our communities has helped to reduce preventative operating costs that continue to be incurred. However, occupancy challenges are still anticipated until such time that the rate of resident move-outs is outpaced by new resident admissions, for which the future trend remains uncertain.
We anticipate a recovery of our healthcare real estate business will span over future periods. An extended recovery period increases the risk of a prolonged negative impact on our financial condition, results of operations and estimated net asset value.

However, we continue to see demand and lead generation for our communities and remain optimistic on the long-term outlook for the seniors housing industry.
At this time, the progression of the global economic recovery from the broad effects of the pandemic is difficult to assess and estimate the future impact on our results of operations. Accordingly, any estimates of the effects of COVID-19 as reflected and/or discussed are based upon our best estimates using information known to us as of the date of this Quarterly Report on Form 10-Q, and such estimates may change in the future, the effects of which could be material.
Operating Performance
The following is a summary of the performance of our investment segments for the three months ended March 31, 2021 as compared to the three months ended December 31, 2020. For additional information on financial results, refer to “—Results of Operations.”
Direct Investments - Operating
On a same store basis, rental and resident fee income, net of property operating expenses, of our direct operating investments decreased to $14.7 million for the three months ended March 31, 2021 as compared to $15.0 million for the three months ended December 31, 2020. The decrease was primarily due to lower rental income generated by our independent living facilities, or ILFs, as occupancy continued to decline during the three months ended March 31, 2021 due to the aforementioned effects of COVID-19. We incurred $1.8 million of COVID-19 related expenses for the three months ended March 31, 2021 as compared to $2.8 million for the three months ended December 31, 2020, which are excluded from the same store comparison.
We have applied for grants under the Provider Relief Fund administered by the U.S Department of Health & Human Services, or DHHS, and during the three months ended March 31, 2021, we received and recognized grant income totaling $7.4 million. These grants are intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Provided that we attest to and comply with certain terms and conditions of the grants, we will not be required to repay these grants in the future.
During the three months ended March 31, 2021, our direct operating investments’ weighted average resident occupancy was 72.4% as compared to 74.5% for the three months ended December 31, 2020.
•Our operating portfolios managed by Watermark Retirement Communities had an overall average occupancy of 71.7% for the three months ended March 31, 2021, a decrease from 73.6% for the three months ended December 31, 2020.
•Our Winterfell portfolio’s average occupancy was 72.2% for the three months ended March 31, 2021, a decrease from 74.9% for the three months ended December 31, 2020.
•The number of resident move-ins at communities in our direct operating investments increased by approximately 9.8% during the three months ended March 31, 2021 as compared to the three months ended December 31, 2020, while move-outs increased by approximately 9.2%.
Direct Investments - Net Lease
During the three months ended March 31, 2021, we recognized $6.9 million of rental income as compared to $8.4 million during the three months ended December 31, 2020, excluding straight-line rental adjustments in both periods. A summary of rental income from our direct net lease investments is as follows:
•The operator of our Smyrna property has failed to remit rental payments in 2021. Rental income has not been recognized during the three months ended March 31, 2021 or three months ended December 31, 2020. For additional information, refer to “—Recent Developments.”
•The operator of our Arbors portfolio has failed to remit rent and satisfy other lease conditions. Contractual monthly rent obligations have been remitted through January 2021 and we have recorded lease income to the extent lease payments were received during the three months ended March 31, 2021.
•Despite the adverse effects of COVID-19 on its operations, the operator of our Fountains portfolio has remitted full contractual monthly rent obligations through March 2021, including a portion of the rent deferred under its lease forbearance agreement. For additional information, refer to “—Recent Developments.”

Debt Investments
During the three months ended March 31, 2021, interest income generated by our mezzanine loan debt investment totaled $2.2 million, an increase from $1.9 million for the three months ended December 31, 2020, as a result of the loan amendment executed December 31, 2020, which increased the fixed interest rate from 10% to 14% effective February 2021, and established the accrual of payment-in-kind, or PIK, interest based on outstanding principal balance thresholds.
Unconsolidated Investments
Overall, our unconsolidated investment portfolios experienced similar operational challenges presented by the COVID-19 pandemic as our direct operating investments, which resulted in a decrease in equity in earnings for the three months ended March 31, 2021 as compared to the three months ended December 31, 2020.
During the three months ended March 31, 2021 we received distributions from our unconsolidated investments totaling $0.9 million. Distributions from our unconsolidated investments continued to be limited by reinvestment and development in the Trilogy joint venture, operational declines in the Diversified US/UK and Eclipse joint ventures and debt repayments in the Espresso joint venture, all of which have negatively impacted our liquidity position.
Investments, Financings and Disposition Activities
The following is a summary of significant investment, financing and disposition activities during the three months ended March 31, 2021:
•In January 2021, we refinanced an existing $18.7 million note payable, collateralized by a property within the Aqua portfolio, with a $26.0 million mortgage note payable. The new mortgage note carries a fixed interest rate of 3.0% through February 2024 and has an initial maturity date of February 2026.
•In March 2021, we executed the sale of a property within the Aqua portfolio for $22.0 million. The sale generated net proceeds of $0.9 million, after the repayment of the outstanding mortgage principal balance of $20.1 million and transaction costs.
•During the three months ended March 31, 2021, we have received principal repayments on our mezzanine loan debt investment which total $24.9 million. The borrower funded these principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
•During the three months ended March 31, 2021, we recorded impairment losses totaling $0.8 million for a net lease property.
Recent Developments
The following is a discussion of material events which have occurred subsequent to March 31, 2021 through May 13, 2021.
Lease Modification
Effective April 15, 2021, we executed a lease modification with the operator of our Fountains portfolio. The modification allows the operator to defer up to $3.0 million of contractual rent payments over the remaining term of the lease, which will be forgiven at the expiration or earlier termination of the lease, subject to the satisfaction and compliance with certain terms and conditions. The lease modification also requires a minimum amount of capital improvements to be funded by both the operator and us over the remaining term of the lease.
Real Estate Debt Investment
From April 1, 2021 through May 13, 2021, we have received principal repayments on our mezzanine loan debt investment which total $21.8 million. The borrower funded these principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
Borrowings
In April 2021, we extended the maturity date of a mortgage note payable for a property within the Rochester portfolio from August 2021 to August 2022 and made a $1.0 million principal repayment toward the outstanding principal balance.
Net Lease Purchase and Sale Agreement
In May 2021, we executed a purchase and sale agreement for the Smyrna net lease property with a sales price of $2.0 million.

Our Investments
We have invested in ILFs, assisted living facilities, or ALFs, memory care facilities, or MCFs, and continuing care retirement communities, or CCRCs, which we collectively refer to as seniors housing facilities, skilled nursing facilities, or SNFs, medical office buildings, or MOBs, and hospitals.
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
•Debt Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate. As of March 31, 2021, we had one mezzanine loan.
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

The following table presents a summary of investments as of March 31, 2021 (dollars in thousands):

		Properties(1)(2)
Investment Type / Portfolio	Amount(3)	Seniors Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Net Lease
Watermark Fountains(4)	$288,836	6	—	—	—	6	Various	100.0%
Arbors	126,825	4	—	—	—	4	Northeast	100.0%
Smyrna	10,000	1	—	—	—	1	Southeast	100.0%
Subtotal	$425,661	11	—	—	—	11

Direct Investments - Operating
Winterfell	$904,985	32	—	—	—	32	Various	100.0%
Watermark Fountains(4)	356,914	9	—	—	—	9	Various	97.0%
Rochester	219,518	10	—	—	—	10	Northeast	97.0%
Watermark Aqua	77,521	4	—	—	—	4	Southwest/Midwest	97.0%
Avamere	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	19,427	1	—	—	—	1	West	100.0%
Subtotal	$1,677,803	61	—	—	—	61

Unconsolidated Investments
Diversified US/UK	$445,855	92	106	39	9	246	Various	14.3%
Trilogy(5)	391,322	20	—	69	—	89	Various	23.2%
Espresso	270,807	6	—	127	—	133	Various	36.7%
Eclipse	37,291	42	—	9	—	51	Various	5.6%
Solstice(6)	—	—	—	—	—	—	Various	20.0%
Subtotal	$1,145,275	160	106	244	9	519

Debt Investments
Mezzanine Loan(7)	$49,409	—	—	—	—	—

Total Investments	$3,298,148	232	106	244	9	591
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
Our investments include the following types of healthcare facilities as of March 31, 2021:
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
The weighted average resident occupancy of our operating properties was 72.4% for the three months ended March 31, 2021.
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
Our net lease properties are leased to three operators. The remaining lease term for each operator as of March 31, 2021 is as follows:

Operator	Properties Leased		Remaining Lease Term (Years)
Watermark Retirement Communities	6	(1)	0.9
Arcadia Management	4	(2)	8.5
Senior Lifestyle Corporation	1		(3)
_______________________________________
(1)The lease for the properties operated by Watermark Retirement Communities (“Watermark”) expires in March 2022. We may not be able to renew the lease with Watermark at the same rent, or at all, and it may also be difficult to find a replacement operator to operate these properties.
(2)Operator has failed to remit rent and comply with other contractual terms of its lease agreement, which resulted in a default under the operator’s lease as of March 31, 2021.
(3)Operator is in default under its lease for failing to remit rental payments. As such, we consider there to be no additional term remaining on the lease. We continue to assess options for repositioning this property.

Operators and Managers
The following table presents the operators and managers of our direct investments (dollars in thousands):

				Three Months Ended March 31, 2021
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,049	$33,365	58.2%
Solstice Senior Living	(3)	32	4,000	24,079	42.0%
Avamere Health Services		5	453	4,164	7.3%
Arcadia Management	(4)	4	572	(6,351)	(11.1)%
Integral Senior Living	(5)	1	44	2,077	3.6%
Senior Lifestyle Corporation	(6)	1	63	—	—%
Total		72	10,181	$57,334	100.0%
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
(4)During the three months ended March 31, 2021, we recorded lease income to the extent lease payments were received. Lease income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of rent under the lease was deemed not to be probable.
(5)Property count and units exclude two ISL properties designated as held for sale as of March 31, 2021.
(6)Operator has failed to remit rental payments during the three months ended March 31, 2021.
Watermark Retirement Communities and Solstice, together with their affiliates, manage substantially all of our operating properties. As a result, we are dependent upon their personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our properties efficiently and effectively. Through our 20.0% ownership of Solstice, we are entitled to certain rights and minority protections. As Solstice is a joint venture formed exclusively to operate the Winterfell portfolio, Solstice has generated, and may continue to generate, operating losses if declines in occupancy and operating revenues at our Winterfell portfolio continue. During the three months ended March 31, 2021, we contributed an additional $0.3 million to Solstice.
Unconsolidated Investments
The following table presents our unconsolidated investments (dollars in thousands):

						Properties as of March 31, 2021(1)
Portfolio	Partner	Acquisition Date	Ownership	AUM(2)	Equity Investment(3)	Seniors Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	Colony Capital/Formation Capital, LLC	May-2014	5.6%	$37,291	$23,400	42	—	9	—	51
Diversified US/UK	Colony Capital	Dec-2014	14.3%	445,855	243,544	92	106	39	9	246
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	270,807	55,146	6	—	127	—	133
Trilogy	Griffin-American Healthcare REIT III & IV /Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	391,322	189,032	20	—	69	—	89
Subtotal				$1,145,275	$511,122	160	106	244	9	519
Solstice		Jul-2017	20.0%	—	252	—	—	—	—	—
Total				$1,145,275	$511,374	160	106	244	9	519
_______________________________________
(1)Excludes properties classified as held for sale.
(2)Represents assets under management based on cost, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Does not include cost of properties held for sale.
(3)Represents initial and subsequent contributions to the underlying joint venture through March 31, 2021.

•Eclipse. Portfolio of SNFs and ALFs leased to, or managed by, a variety of different operators/managers across the United States. Our Sponsor and other minority partners and Formation own 86.4% and 8.0% of this portfolio, respectively.
•Diversified US/UK. Portfolio of SNFs, ALFs, MOBs and hospitals across the United States and care homes in the United Kingdom. Our Sponsor and other minority partners own the remaining 85.7% of this portfolio.
•Espresso. Portfolio of predominantly SNFs, located in various regions across the United States, and organized in six sub-portfolios and currently leased to nine different operators under net leases. An affiliate of Formation acts as the general partner and manager of this investment. Formation and Safanad Management Limited own the remaining 63.3% of this portfolio. We also have extended a mezzanine loan to this portfolio. Refer to “—Debt Investments” below.
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
Debt Investments
Our investments in real estate debt secured by healthcare facilities consisted of one mezzanine loan. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above. The following table presents a summary of our debt investment as of March 31, 2021 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value(2)	Effective Interest Rate(3)	Final Maturity Date
Espresso Mezzanine loan(1)	1	$49,409	$36,112	15.0%	Jan 2022
_______________________________________
(1)Property type underlying the mezzanine loan are predominately SNFs located primarily in the Midwest, Northeast and Southeast regions of the United States.
(2)As a result of impairments and other non-cash reserves recorded by the joint venture, the carrying value of our Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. We have recorded the excess equity in losses related to our unconsolidated investment as a reduction to the carrying value of our mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of March 31, 2021, the cumulative excess equity in losses included in our mezzanine loan carrying value was $13.1 million.
(3)Reflects the effective interest rate as of March 31, 2021, which includes 14% fixed interest and 1% PIK interest based on outstanding principal balance thresholds.
As of March 31, 2021, our debt investment was performing in accordance with the contractual terms of its governing documents. As of May 13, 2021, contractual debt service has been paid in accordance with contractual terms.
Effective December 31, 2020, we executed an amended and restated loan agreement with the borrower of our debt investment, which increased the effective interest rate, provided for periodic principal repayments from the borrower’s available cash flow and extended the loan’s maturity through January 2022.
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
Our Advisor’s asset management and capital markets teams are experienced and use many methods to actively manage our asset base to enhance or preserve our income, value and capital and mitigate risk. Our Advisor’s asset management and capital markets teams seek to identify strategic development opportunities for our investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide optimal mix of services and enhance the overall value of our assets. To manage risk, our Advisor’s asset management and capital markets teams engage in frequent review and dialogue with operators/managers/borrowers/third party advisors and periodic inspections of our owned properties and collateral. During the COVID-19 pandemic, we have performed virtual site tours of our properties in order to comply with safety measures and restrictions and anticipate resuming in person inspections when conditions allow. In addition, our Advisor’s asset management and capital market teams consider the impact of regulatory changes on the performance of our portfolio.
We will continue to monitor the performance of, and actively manage, all of our investments. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record impairment, as appropriate, if required.
Outlook and Recent Trends
COVID-19
The healthcare industry, which includes ILFs, ALFs, MCFs, CCRCs, SNFs, MOBs and hospitals, has been significantly and adversely impacted by the effects of COVID-19, while continuing to operate during the pandemic and care for those most susceptible to COVID-19. Operating results have been, and will continue to be impacted to the extent occupancy declines continue and additional staffing and cost burdens persist. This may result in sustained industry declines in resident occupancy and operating cash flows, compressed operating margins and a stressed market affecting healthcare real estate values in general.
During the first quarter of 2021, the seniors housing industry occupancy averaged 78.8% (source: The National Investment Centers for Seniors Housing & Care, or NIC). Industry occupancy averages have declined four straight quarters since the first quarter of 2020 as move-in/move-out trends continue to be negatively impacted by the pandemic. Further declines in average industry occupancy may continue as the effects of the pandemic persist in 2021.
The healthcare industry’s operational and financial recovery from the impact of the COVID-19 will depend on a variety of factors, which may differ considerably across regions, fluctuate over time and are highly uncertain. The healthcare industry is expected to be the last to resume normal operations, including allowing normal visitation, touring of the communities, in an effort to protect the most vulnerable. Federal and state government plans may shift through the coming months as guidelines are very specific and may be unpredictable.
Recent guidance from state and local governments, including the easing of restrictions, the resumption of normal business operations in many municipalities, and lower reported infection rates are encouraging signs towards a recovery from the effects of the pandemic. Significant vaccine deployment and acceptance has begun to mitigate the number of confirmed COVID-19 cases, which in turn has helped to reduce preventative operating costs that continue to be incurred. However, occupancy challenges are still anticipated until such time that the rate of resident move-outs is outpaced by new resident admissions, for which the future trend remains uncertain.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act provides $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. Beginning September 2020, licensed assisted living providers became eligible to apply for funding under the Provider Relief Fund Phase 2 General Distribution allocation and remain eligible under the Provider Relief Fund Phase 3 General Distribution. The American Senior Housing Association, or ASHA, continues to advocate for an additional $3-5 billion from the Provider Relief Fund to be allocated to the seniors housing industry, however the announcement of a Phase 4 General Distribution remains uncertain.
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
Supply growth, which has outpaced demand, has challenged the seniors housing industry over the past several years. New inventory, coupled with the average move-in age of seniors housing residents increasing over time, has resulted in declining occupancy for the industry on average. Further, to remain competitive with the new supply, owners and operators of older facilities have increased capital expenditure spending, which in turn has negatively affected cash flow. While off its peak of 7.7% in the fourth quarter of 2017, seniors housing under construction as a share of inventory was 4.9% in the first quarter of 2021 (source: NIC). It is expected that development starts will be limited in the short-term future, in part due to the disruption caused by the COVID-19 pandemic, however, as demographics and demand continues to increase long-term, supply growth will follow.
As a result of increased supply, the seniors housing industry has experienced competitive pressures that have limited rent growth over the past several years. Average market rent growth reached its peak of 4.2% in 2016 and has since declined to 0.9% as of the first quarter of 2021, with pressures caused by the COVID-19 pandemic contributing to the decline (source: NIC). Limited future supply growth and reestablishing normal operations in a post-pandemic environment will be factors in achieving near and long term revenue growth for the industry.
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
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including healthcare sector conditions, together with asset and market specific circumstance, among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. Fair values are estimated based upon the income capitalization approach, using net operating income for each property and applying indicative capitalization and discount rates.
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
Impairment
During the three months ended March 31, 2021, we recorded impairment losses totaling $0.8 million for our Smyrna net lease property, as a result of a lower estimated market value.
As of December 31, 2020, we had accumulated impairment losses of $194.0 million for operating real estate that we continue to hold as of March 31, 2021. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for additional information regarding impairment recorded in prior years.
During the three months ended March 31, 2021, we did not impair any of our investments in unconsolidated ventures, nor did the underlying joint ventures recorded any impairments and reserves on properties in their respective portfolios during the three months ended March 31, 2021.
Due to uncertainties over the extent and duration of the COVID-19 pandemic, at this time, it is difficult to assess and estimate the further economic effects of COVID-19 with any meaningful precision. As the future impact of COVID-19 will depend on many factors beyond our control and knowledge, the resulting effect on impairment of our operating real estate, investments in unconsolidated ventures and goodwill may materially differ from our current expectations and further impairment charges may be recorded in the future.
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
We anticipate these significant effects to continue in future periods, which could have a prolonged negative impact on our financial condition, results of operations and estimated net asset value. We continue to monitor the progression of the economic recovery from COVID-19 and its effects on our results of operations and assess recoverability of value across our assets as conditions change.
Comparison of the Three Months Ended March 31, 2021 to March 31, 2020 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	%
Property and other revenues
Resident fee income	$28,282	$32,847	$(4,565)	(13.9)%
Rental income	29,051	39,980	(10,929)	(27.3)%
Other revenue	1	64	(63)	(98.4)%
Total property and other revenues	57,334	72,891	(15,557)	(21.3)%
Interest income
Interest income on debt investments	2,213	1,905	308	16.2%
Expenses
Real estate properties - operating expenses	45,618	45,701	(83)	(0.2)%
Interest expense	16,025	16,679	(654)	(3.9)%
Transaction costs	54	7	47	671.4%
Asset management and other fees-related party	2,769	4,431	(1,662)	(37.5)%
General and administrative expenses	3,033	3,029	4	0.1%
Depreciation and amortization	15,387	16,489	(1,102)	(6.7)%
Impairment loss	786	—	786	NA
Total expenses	83,672	86,336	(2,664)	(3.1)%
Other income	7,360	—	7,360	NA
Realized gain (loss) on investments and other	7,515	—	7,515	NA
Equity in earnings (losses) of unconsolidated ventures	(890)	(993)	103	(10.4)%
Income tax expense	(15)	(14)	(1)	7.1%
Net income (loss)	$(10,155)	$(12,547)	$2,392	(19.1)%
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	%
Same store ALF/MCF/CCRC properties (excludes properties sold)	$27,128	$30,883	$(3,755)	(12.2)%
Properties sold	1,154	1,964	(810)	(41.2)%
Total resident fee income	$28,282	$32,847	$(4,565)	(14)%
On a same store basis, resident fee income decreased $3.8 million primarily as a result of lower occupancy at our ALFs, MCFs and CCRCs during the three months ended March 31, 2021. The effects of the COVID-19 pandemic continue to limit inquiries and tours, which have significantly decreased the number of resident move-ins at our facilities, and have resulted in elevated resident move-outs.

Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	%
Same store ILF properties (excludes properties sold)	$29,827	$31,758	$(1,931)	(6.1)%
Same store net lease properties (excludes properties sold)
Rent payments	6,863	8,233	(1,370)	(16.6)%
Straight-line rent income (loss)	(7,639)	(11)	(7,628)	69,345.5%
Total rental income	$29,051	$39,980	$(10,929)	(27.3)%
Rental income decreased $10.9 million primarily due to the operator of our Arbors net lease portfolio not remitting full contractual rent during the three months ended March 31, 2021, which also resulted in the write-off of straight-line rent receivables. Declines in occupancy at our ILFs further contributed to the decrease in rental income. The effects of the COVID-19 pandemic continue to limit inquiries and tours, which have significantly decreased the number of resident move-ins at our facilities, and have resulted in elevated resident move-outs.
Other Revenue
Other revenue decreased primarily as a result of lower interest earned on uninvested cash during the three months ended March 31, 2021.
Interest Income on Debt Investments
During the three months ended March 31, 2021, interest income generated by our one mezzanine loan debt investment increased as a result of a loan amendment executed December 31, 2020, which increased the fixed interest rate from 10% to 14% effective February 2021, and established the accrual of PIK interest based on outstanding principal balance thresholds.
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold and COVID-19 related expenses)
ALF/MCF/CCRC properties	$20,937	$22,392	$(1,455)	(6.5)%
ILF properties	21,275	21,248	27	0.1%
Net lease properties	25	13	12	92.3%
COVID-19 related expenses	1,751	421	1,330	315.9%
Properties sold	1,630	1,627	3	0.2
Total real estate properties - operating expenses	$45,618	$45,701	$(83)	(0.2)%
Overall, total operating expenses were comparable for the three months ended March 31, 2021 and 2020. COVID-19 related expenses totaled $1.8 million for the three months ended March 31, 2021, which include personal protective equipment for residents and staff as well as wages for increased staffing and paying a premium for labor in many markets, particularly in communities that have been severely impacted by COVID-19.
Excluding COVID-19 related expenses, operating expenses decreased $1.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, as lower census in our direct investment operating portfolio resulted in lower operating costs.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold)
ALF/MCF/CCRC properties	$4,429	$4,722	$(293)	(6.2)%
ILF properties	8,246	8,743	(497)	(5.7)%
Net lease properties	2,873	2,963	(90)	(3.0)%
Properties sold	160	251	(91)	(36.3)%
Corporate	317	—	317	100.0%
Total interest expense	$16,025	$16,679	$(654)	(3.9)%
Interest expense decreased $0.7 million as a result of lower average mortgage notes principal balances outstanding during the three months ended March 31, 2021 due to continued principal amortization and loan payoffs, in addition to lower London Interbank Offered Rate, or LIBOR, which has reduced interest expense on our floating rate debt. For the three months ended March 31, 2021, corporate interest expense represents interest resulting from the borrowings under our Sponsor Line.
Transaction Costs
Transaction costs for the three months ended March 31, 2021 were primarily legal fees incurred to execute a maturity date extension for a note payable for a property within the Aqua portfolio. Transaction costs for the three months ended March 31, 2020 were de minimis.
Asset Management and Other Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management and other fees - related party decreased $1.7 million as a result of the declining estimated net asset value year over year.
General and Administrative Expenses
General and administrative expenses incurred during the three months ended March 31, 2021 were comparable to the expenses incurred during the three months ended March 31, 2020.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold)
ALF/MCF/CCRC properties	$4,228	$4,631	$(403)	(8.7)%
ILF properties	7,245	7,778	(533)	(6.9)%
Net lease properties	3,854	3,737	117	3.1%
Properties sold	60	343	(283)	(82.5)%
Total depreciation and amortization	$15,387	$16,489	$(1,102)	(6.7)%
Depreciation and amortization expense decreased $1.1 million during the three months ended March 31, 2021, primarily as a result of impairments recognized during the three months ended December 31, 2020, which reduced building depreciation expense.
Impairment Loss
During the three months ended March 31, 2021, impairment losses on operating real estate and held for sale assets totaled $0.8 million for our Smyrna net lease property as a result of lower estimated future cash flows and market value. Refer to “—Impairment” for additional discussion.
During the three months ended March 31, 2020, we did not incur any impairment losses on operating real estate or held for sale assets.

Other Income
Other income for the three months ended March 31, 2021 consisted of $7.4 million in federal COVID-19 provider relief grants from DHHS. These grants are intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19 by our direct operating investments. Provided that we attest to and comply with certain terms and conditions of the grants, we will not be required to repay these grants in the future.
Realized Gain (Loss) on Investments and Other
During the three months ended March 31, 2021, we recognized a $7.5 million gain on the sale of a property within the Aqua portfolio. During the three months ended March 31, 2020, we did not realize any gains or losses.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Three Months Ended March 31,								Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020			2021	2020
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, less FFO and MFFO adjustments		Increase (Decrease)		Cash Distributions
Eclipse	$(140)	$(199)	$(339)	$(508)	$199	$309	$(110)	(35.6)%	$—	$86
Envoy	—	—	—	—	—	—	—	—%	—	192
Diversified US/UK	(2,698)	(2,090)	(6,996)	(4,883)	4,298	2,793	1,505	53.9%	859	1,487
Espresso	5,257	(217)	2,318	(2,690)	2,939	2,473	466	18.8%	—	—
Trilogy	(3,277)	1,528	(4,027)	(3,727)	750	5,255	(4,505)	(85.7)%	—	—
Subtotal	$(858)	$(978)	$(9,044)	$(11,808)	$8,186	$10,830	$(2,644)	(24.4)%	$859	$1,765
Operator Platform(2)	(32)	(15)	—	—	(32)	(15)	(17)	113.3%	—	—
Total	$(890)	$(993)	$(9,044)	$(11,808)	$8,154	$10,815	$(2,661)	(24.6)%	$859	$1,765
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
(2)Represents our investment in Solstice.
Our equity in losses generated by our unconsolidated ventures decreased $0.1 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to recognized gains on assets sold in the Espresso portfolio. This was partially offset by declines in operational performance in the Diversified US/UK and Trilogy joint ventures.
Equity in earnings, less select revenues and expenses, decreased by $2.7 million. The decrease was primarily due to declines in operational performance in the Trilogy joint venture for three months ended March 31, 2021 as well as deferred tax benefits recognized by the joint venture during the three months ended March 31, 2020.
Income Tax Expense
Income tax expense for the three months ended March 31, 2021 was $15,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the three months ended March 31, 2020 was $14,000.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
We believe that Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.

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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(10,463)	$(12,481)
Adjustments:
Depreciation and amortization	15,387	16,489
Depreciation and amortization related to non-controlling interests	(145)	(161)
Depreciation and amortization related to unconsolidated ventures	7,808	8,187
Realized (gain) loss from sales of property	(7,528)	—
Realized gain (loss) from sales of property related to non-controlling interests	226	—
Realized (gain) loss from sales of property related to unconsolidated ventures	(6,522)	—
Impairment losses of depreciable real estate	786	—
Impairment losses of depreciable real estate held by unconsolidated ventures	—	362
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(451)	$12,396
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(451)	$12,396
Adjustments:
Acquisition fees and transaction costs	54	7
Straight-line rental (income) loss	7,639	11
Amortization of premiums, discounts and fees on investments and borrowings	1,152	1,238
Realized (gain) loss on investments and other	13	—
Adjustments related to unconsolidated ventures(1)	7,758	3,259
Adjustments related to non-controlling interests	(14)	(12)
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$16,151	$16,899
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
Prior to the COVID-19 pandemic, our business had been impacted by limited growth in revenues due to stagnant occupancy and rate pressures as well as rising labor and benefits costs, resulting in compressed operating margins. The effects of the COVID-19 pandemic have further amplified the aforementioned issues. The recovery from the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, which may differ considerably across regions and fluctuate over time. Recent guidance from state and local governments, including the easing of restrictions, the resumption of normal business operations in many municipalities, and lower reported infection rates are encouraging signs towards a recovery from the effects of the pandemic. Significant vaccine deployment and acceptance has begun to mitigate the number of confirmed COVID-19 cases, which in turn has helped to reduce preventative operating costs that continue to be incurred. However, occupancy challenges are still anticipated until such time that the rate of resident move-outs is outpaced by new resident admissions, for which the future trend remains uncertain.

We currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months. As of May 13, 2021, we had approximately $110.4 million of unrestricted cash. For additional information regarding our liquidity needs and capital resources, see below.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties, rental income from our net lease properties and interest from our debt investment, as well as distributions from our investments in unconsolidated ventures. Net cash used in operating activities was $6.7 million for the three months ended March 31, 2021.
A substantial majority of our properties, or 76.9% of our operating real estate, excluding our unconsolidated ventures and properties designated held for sale, are operating properties whereby we are directly exposed to various operational risks. During the three months ended March 31, 2021, our cash flow from operations continued to be negatively impacted by, among other things, suboptimal occupancy levels, rate pressures, increased labor and benefits costs, as well as rising real estate taxes. Occupancy, which is the primary driver of revenues at our properties, has declined, and may continue to decline, as the effects of COVID-19 have resulted in limited admissions, tours, inquiries and ultimately move-ins, while the pandemic also has increased the risk of resident illness and move-outs. At the same time, operating costs have increased to obtain adequate staffing and personal protective equipment. We expect that these factors will continue to materially impact our revenues, expenses and cash flow generated by the communities of our direct operating investments. As of May 13, 2021, our direct operating investments have not experienced any significant issues collecting rents or other fees from residents as a result of COVID-19.
For our net lease investments, our operators have been impacted by the same COVID-19 factors discussed above, which has and will continue to affect our operators’ ability and willingness to pay rent. Numerous state, local, federal and industry-initiated efforts have also affected or may affect landlords and their ability to collect rent and/or enforce remedies for the failure to pay rent. As of May 13, 2021, rent collection details for our net lease investments are as follows:
•The operator of our Smyrna net lease property has failed to remit rental payments in 2021.
•The operator of our Arbors portfolio has failed to remit rent and satisfy other lease conditions. Full contractual monthly rent obligations have been remitted through January 2021.
•Effective April 15, 2021, we executed a lease modification with the operator of our Fountains net lease portfolio. The modification allows the operator to defer up to $3.0 million of contractual rent payments over the remaining term of the lease, which will be forgiven at the expiration or earlier termination of the lease, subject to the satisfaction and compliance with certain terms and conditions. The operator has remitted full contractual monthly rent obligations under the original lease through March 2021 and revised rent under the terms of the lease modification through May 2021.
The performance of our operators has been significantly and adversely affected by COVID-19.  Our operators have applied for and benefited from federal relief assistance, however, their ability to pay rent in the future is currently unknown.
In addition, we have significant joint ventures and may not be able to control the timing of distributions, if any, from these investments. As of March 31, 2021, our unconsolidated joint ventures and consolidated joint ventures represented 35.3% and 20.1%, respectively, of our total real estate equity investments, based on cost. Our joint ventures, which have been similarly impacted by COVID-19 as our direct investments, are likely to continue to limit distributions to preserve liquidity.
Borrowings
We use asset-level financing as part of our investment strategy and are required to make recurring principal and interest payments on our borrowings. As of March 31, 2021, we had $1.4 billion of consolidated asset-level borrowings outstanding. During the three months ended March 31, 2021, we paid $23.7 million in recurring principal and interest payments on these borrowings.
In response to the impact COVID-19 has had on the performance at our healthcare properties, we entered into forbearance agreements with our lenders to defer contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Fountains portfolios. We have resumed remitting debt service on these borrowings and the deferred debt service is scheduled to be repaid in full for all borrowings by January 2022. These borrowings remain in technical default and are subject to the terms of the forbearance agreements until all deferred debt service is repaid. As of May 13, 2021, deferred debt service outstanding totaled $4.1 million, which has increased payments and will put pressure on liquidity in future periods.
We entered into a forbearance agreement with our lender for a mortgage note on a property within the Rochester portfolio that also temporarily waived financial covenants under the mortgage note, which the property failed to maintain through December 31, 2020. As of March 31, 2021, the property is in compliance with the financial covenants under the mortgage note. In addition, the operator for the Arbors portfolio failed to remit rent and satisfy other conditions under its lease, which resulted in a default under the operator’s lease, and in turn, resulted in a default under the mortgage notes collateralized by the properties as of March 31, 2021. As the impact of COVID-19 continues to influence performance at our healthcare properties, we expect that we will experience additional defaults.
We continue to engage with lenders, where necessary, regarding further deferral of payment obligations. However, if COVID-19 continues to impact performance and we are unable to obtain accommodations from our lenders, we may be subject to cash flow sweeps, required to repay outstanding obligations, including penalties, prior to the stated maturity, or potentially have assets foreclosed upon.
In January 2021, we refinanced an existing $18.7 million note payable, collateralized by a property within the Aqua portfolio, with a $26.0 million mortgage note payable, which generated available net proceeds of $6.5 million.
Although no significant consolidated borrowings mature for the remainder of 2021, $457.0 million of our mortgage notes secured by the Watermark Fountains net lease and operating portfolios matures in June 2022, which may require capital to be funded if favorable refinancing is not obtained. Our unconsolidated joint ventures also have significant asset level borrowings, which also may require capital to be funded if favorable refinancing is not obtained.
In April 2020, we borrowed $35.0 million under our Sponsor Line to improve our liquidity position. The borrowings under our Sponsor Line carry an interest rate of 3.5% plus LIBOR. As of May 13, 2021, the effective interest rate of the Sponsor Line was 3.61%.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of March 31, 2021, our leverage was 61.6% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of March 31, 2021, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 61.2%.
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
During the three months ended March 31, 2021, we spent $2.4 million on capital expenditures for our direct investments. We anticipate normalized spending on capital expenditures, including strategic development as outlined in our strategy, in 2021, however it continues to be difficult to accurately predict the full extent of the financial impact of the COVID-19 pandemic on our operations and on our liquidity needs.
We are also party to certain agreements that contemplate development of healthcare properties funded by us and our joint venture partners. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences under our joint venture governing documents for any such failure to fund.
Realization and Disposition of Investments
We evaluate dispositions of non-core investments to provide an additional source of liquidity. During the three months ended March 31, 2021, we generated total net proceeds, after mortgage and loan repayments, of $0.9 million from the disposition of property within our Aqua portfolio.
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
Effective December 31, 2020, we executed an amended and restated loan agreement with the borrower of mezzanine loan debt investment that extended the maturity date through January 2022. During the three months ended March 31, 2021, we have received principal repayments on our mezzanine loan debt investment which total $24.9 million. The borrower funded these principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow and has reduced the outstanding principal balance of the debt investment to $49.4 million as of March 31, 2021. If the borrower is not able to refinance with another lender or otherwise repay the principal amount at its stated maturity, we may have to negotiate further modifications to the loan agreement, which may delay our ability to realize liquidity from this investment. In addition, as a result of COVID-19, there may be additional defaults or challenges refinancing any of the senior borrowings, and we may be required to cure such defaults in order to preserve the collateral underlying our mezzanine loan. Refer to “—Recent Developments” for further information regarding our mezzanine loan.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
Cash flows provided by (used in):	2021	2020	2021 vs. 2020 Change
Operating activities	$(6,660)	$2,429	$(9,089)
Investing activities	44,675	(1,265)	45,940
Financing activities	(20,343)	(8,086)	(12,257)
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,672	$(6,922)	$24,594
Operating Activities
Net cash used in operating activities totaled $6.7 million for the three months ended March 31, 2021, as compared to $2.4 million net cash provided by operating activities for the three months ended March 31, 2020. The decrease in cash provided from operating activities was a result of the lower rent and resident fee income as a result of the effects of the COVID-19 pandemic as well as payments for higher accounts payable, accrued expenses, and due to related party balances as of December 31, 2020.

Investing Activities
Our cash flows from investing activities are generally used to fund investment improvements and follow-on investments, net of any investment dispositions. Net cash provided by investing activities was $44.7 million for the three months ended March 31, 2021 as compared to $1.3 million net cash used for the three months ended March 31, 2020. Cash flows provided by investing activities for the three months ended March 31, 2021 were from principal repayments on our real estate debt investment and the sale of a property within our Aqua portfolio. Cash inflows were used to fund recurring capital expenditures for existing investments. Cash flows used in investing activities for the three months ended March 31, 2020 were primarily recurring capital expenditures for existing investments.
The following table presents cash used for capital expenditures, excluding our unconsolidated ventures (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	2021 vs. 2020 Change
Capital Expenditures	$2,416	$2,127	$289
Financing Activities
For the three months ended March 31, 2021, net cash flows used in financing activities were primarily principal amortization and repayments on our mortgage notes payable, which increased as we repaid the mortgage note for a property sold within our Aqua portfolio. Cash outflows were partially offset by the refinancing of a mortgage note for a property within our Aqua portfolio, which generated $6.5 million in net proceeds. Cash flows used in financing activities was $20.3 million for the three months ended March 31, 2021 compared to $8.1 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, principal amortization payments on mortgage notes and repurchases of shares under our Share Repurchase Program were the primary drivers of financing cash flows.
Off-Balance Sheet Arrangements
As of March 31, 2021, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
From inception of our first investment on April 5, 2013 through March 31, 2021, we declared $433.8 million in distributions. Cumulative FFO for the period from April 5, 2013 through March 31, 2021 was $128.2 million. We did not declare any distributions during the three months ended March 31, 2021 and year ended December 31, 2020.
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
Incentive Fee
Our Advisor is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through March 31, 2021, our Advisor has not received any incentive fees.
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to our Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2020	Three Months Ended March 31, 2021			Due to Related Party as of March 31, 2021 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management and other fees-related party	$923	$2,769	$(2,769)	(2)	$923
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	7,395	2,889	(7,395)		2,889
Total		$8,318	$5,658	$(10,164)		$3,812
_______________________________________
(1)Includes $2.5 million paid in shares of our common stock.
(2)As of March 31, 2021, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us.
Pursuant to our advisory agreement, for the three months ended March 31, 2021, we issued 0.6 million shares totaling $2.5 million, based on the estimated value per share on the date of each issuance, to an affiliate of our Advisor as part of its asset management fee. As of March 31, 2021, our Advisor, our Sponsor and their affiliates owned a total of 5.3 million shares or $20.8 million of our common stock based on our most recent estimated value per share. As of March 31, 2021, our Advisor, our Sponsor and their affiliates owned 2.5% of the total outstanding shares of our common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who owns 80.0%, and us, who owns 20.0%. For the three months ended March 31, 2021, we recognized property management fee expense of $1.2 million paid to Solstice related to the Winterfell portfolio.
The below table indicates our investments for which our Sponsor is also an equity partner in the joint venture. Each investment was approved by our board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	Colony Capital/Formation Capital, LLC	May 2014	5.6%
Diversified US/UK	Colony Capital	December 2014	14.3%
In connection with the acquisition of the Diversified US/UK portfolio by NorthStar Realty Finance Corp., or NorthStar Realty, now a subsidiary of Colony Capital, and us, our Sponsor acquired a 43.0%, as adjusted, ownership interest in American Healthcare Investors, LLC, or AHI.
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

Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, or the Espresso joint venture. As of March 31, 2021, the outstanding principal balance of the mezzanine loan was $49.4 million.
Line of Credit - Related Party
In October 2017, we obtained our Sponsor Line, which was approved by our board of directors, including all of our independent directors. As of March 31, 2021, our Sponsor Line has a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR and has a maturity date of December 2022. In April 2020, we borrowed $35.0 million under the Sponsor Line to improve our liquidity position as a result of the COVID-19 pandemic.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of March 31, 2021, 11.6% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. As of March 31, 2021, floating rate liabilities outstanding related to mortgage notes payable of our direct operating investments and our Sponsor Line.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of March 31, 2021, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.7 million annually. We did not have any floating rate real estate debt investments as of March 31, 2021.
A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of March 31, 2021, we had one fixed-rate debt investment with an outstanding principal balance of $49.4 million.
In July 2017, the Chief Executive of the U.K. Financial Conduct Authority, or FCA, announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The FCA subsequently announced on March 5, 2021 that the publication of LIBOR will cease for the one-week and two-month USD LIBOR settings immediately after December 31, 2021, and the remaining USD LIBOR settings immediately after June 30, 2023. Based on undertakings received from the panel banks, the FCA does not expect that any LIBOR settings will become unrepresentative before these dates. Nevertheless, the U.S. Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable.
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
As of March 31, 2021, one borrower, a subsidiary of the Espresso joint venture, accounted for 100% of the aggregate principal amount of our debt investments and 100% of our interest income for the three months ended March 31, 2021. We continue to assess the collectability of principal and interest and monitor the status of the sub-portfolios and senior lenders within the joint venture. The debt investment matures in January 2022 and if the borrower is not able to refinance with another lender or otherwise repay the principal amount at its stated maturity, we may have to negotiate modifications to the loan agreement, which may delay our ability to realize liquidity from this investment.
Risk Concentration
The following table presents the operators and managers of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

				Three Months Ended March 31, 2021
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,049	$33,365	58.2%
Solstice Senior Living	(3)	32	4,000	24,079	42.0%
Avamere Health Services		5	453	4,164	7.3%
Arcadia Management	(4)	4	572	(6,351)	(11.1)%
Integral Senior Living	(5)	1	44	2,077	3.6%
Senior Lifestyle Corporation	(6)	1	63	—	—%
Total		72	10,181	$57,334	100.0%
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
(4)During the three months ended March 31, 2021, the Company recorded lease income to the extent lease payments were received. Lease income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of rent under the lease was deemed not to be probable.
(5)Property count and units excludes two ISL properties designated as held for sale as of March 31, 2021.
(6)Operator has failed to remit rental payments during the three months ended March 31, 2021.
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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 23, 2021, except as noted below.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. For the three months ended March 31, 2021 and year ended December 31, 2020, we have not declared any distributions.
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
For the three months ended March 31, 2021, we have not repurchased any shares of our common stock.
Unregistered Sales of Equity Securities
On January 31, 2021, February 28, 2021 and March 31, 2021, we issued 214,225 shares of common stock at $3.89 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
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

4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016 and incorporated herein by reference)
10.1*	NorthStar Healthcare Income, Inc. Fourth Amended and Restated Independent Directors Compensation Plan
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

NorthStar Healthcare Income, Inc.
Date:	May 14, 2021	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ NEALE W. REDINGTON
			Name:	Neale W. Redington
			Title:	Chief Financial Officer and Treasurer