Form 10-Q
period 2021-06-30
NorthStar Healthcare Income, Inc.
filed 2021-08-13
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-55190
NORTHSTAR HEALTHCARE INCOME, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-3663988
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
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
The Company has one class of common stock, $0.01 par value per share, 191,931,986 shares outstanding as of August 12, 2021.

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

PART I—Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$108,713	$65,995
Restricted cash	21,637	27,575
Operating real estate, net	1,448,040	1,483,930
Investments in unconsolidated ventures	224,747	229,173
Real estate debt investment, net	20,053	55,864
Assets held for sale	—	5,000
Receivables, net	6,983	14,735
Goodwill and intangible assets, net	25,548	26,483
Other assets	14,408	9,681
Total assets(1)	$1,870,129	$1,918,436

Liabilities
Mortgage and other notes payable, net	$1,391,309	$1,416,871
Line of credit - related party	35,000	35,000
Due to related party	3,694	8,318
Escrow deposits payable	4,192	3,851
Accounts payable and accrued expenses	32,745	38,393
Other liabilities	3,740	3,941
Total liabilities(1)	1,470,680	1,506,374
Commitments and contingencies (Note 13)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 191,694,688 and 190,409,341 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,916	1,904
Additional paid-in capital	1,715,130	1,710,023
Retained earnings (accumulated deficit)	(1,320,081)	(1,302,755)
Accumulated other comprehensive income (loss)	(115)	467
Total NorthStar Healthcare Income, Inc. stockholders’ equity	396,850	409,639
Non-controlling interests	2,599	2,423
Total equity	399,449	412,062
Total liabilities and equity	$1,870,129	$1,918,436
_______________________________________
(1)Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99.99%. As of June 30, 2021, the Operating Partnership includes $0.5 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Property and other revenues
Resident fee income	$28,254	$30,698	$56,536	$63,545
Rental income	35,612	39,215	64,663	79,195
Other revenue	41	79	42	143
Total property and other revenues	63,907	69,992	121,241	142,883
Net interest income
Interest income on debt investments	1,387	1,906	3,600	3,811
Expenses
Real estate properties - operating expenses	45,101	46,012	90,719	91,713
Interest expense	15,962	16,453	31,987	33,132
Transaction costs	—	—	54	7
Asset management fees - related party	2,769	4,431	5,538	8,862
General and administrative expenses	3,079	2,288	6,112	5,317
Depreciation and amortization	15,557	16,495	30,944	32,984
Impairment loss	—	91,437	786	91,437
Total expenses	82,468	177,116	166,140	263,452
Other income (loss)
Other income, net	(468)	—	6,892	—
Realized gain (loss) on investments and other	(111)	—	7,404	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(17,753)	(105,218)	(27,003)	(116,758)
Equity in earnings (losses) of unconsolidated ventures	10,766	(34,763)	9,876	(35,756)
Income tax expense	(11)	(14)	(26)	(28)
Net income (loss)	(6,998)	(139,995)	(17,153)	(152,542)
Net (income) loss attributable to non-controlling interests	135	714	(173)	780
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(6,863)	$(139,281)	$(17,326)	$(151,762)
Net income (loss) per share of common stock, basic/diluted	$(0.04)	$(0.74)	$(0.09)	$(0.80)
Weighted average number of shares of common stock outstanding, basic/diluted (1)	191,273,318	189,336,336	190,953,795	189,187,410
Distributions declared per share of common stock	$—	$—	$—	$—
_______________________________________
(1)     The Company has issued 66,840 restricted stock units during the six months ended June 30, 2021. The restricted stock units have been excluded from the diluted earnings per share calculation as their impact is anti-dilutive due to the net loss generated during the three and six months ended June 30, 2021.

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(6,998)	$(139,995)	$(17,153)	$(152,542)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(108)	186	(582)	(858)
Total other comprehensive income (loss)	(108)	186	(582)	(858)
Comprehensive income (loss)	(7,106)	(139,809)	(17,735)	(153,400)
Comprehensive (income) loss attributable to non-controlling interests	135	714	(173)	780
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(6,971)	$(139,095)	$(17,908)	$(152,620)

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	190,409	$1,904	$1,710,023	$(1,302,755)	$467	$409,639	$2,423	$412,062
Share-based payment of advisor asset management fees	643	6	2,494	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	46	—	—	46	—	46
Non-controlling interests - contributions	—	—	—	—	—	—	240	240
Non-controlling interests - distributions	—	—	—	—	—	—	(350)	(350)
Other comprehensive income (loss)	—	—	—	—	(474)	(474)	—	(474)
Net income (loss)	—	—	—	(10,463)	—	(10,463)	308	(10,155)
Balance as of March 31, 2021 (Unaudited)	191,052	$1,910	$1,712,563	$(1,313,218)	$(7)	$401,248	$2,621	$403,869
Share-based payment of advisor asset management fees	643	6	2,494	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	73	—	—	73	—	73
Non-controlling interests - contributions	—	—	—	—	—	—	146	146
Non-controlling interests - distributions	—	—	—	—	—	—	(33)	(33)
Other comprehensive income (loss)	—	—	—	—	(108)	(108)	—	(108)
Net income (loss)	—	—	—	(6,863)	—	(6,863)	(135)	(6,998)
Balance as of June 30, 2021 (Unaudited)	191,695	$1,916	$1,715,130	$(1,320,081)	$(115)	$396,850	$2,599	$399,449

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(17,153)	$(152,542)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	(9,876)	35,756
Depreciation and amortization	30,944	32,984
Impairment loss	786	91,437
Capitalized interest for mortgage and other notes payable	—	222
Amortization of below market debt	1,575	1,536
Straight-line rental (income) loss, net	7,085	70
Amortization of discount/accretion of premium on investments	(243)	(61)
Amortization of deferred financing costs	932	941
Amortization of equity-based compensation	119	77
Paid-in-kind interest on real estate debt investment	(194)	—
Realized (gain) loss on investments and other	(7,404)	—
Change in allowance for uncollectible accounts	(845)	1,004
Issuance of common stock as payment for asset management fees	5,000	5,000
Changes in assets and liabilities:
Receivables	1,512	(1,282)
Other assets	(4,727)	(298)
Due to related party	(4,624)	(2,332)
Escrow deposits payable	341	371
Accounts payable and accrued expenses	(6,210)	4,516
Other liabilities	169	34
Net cash (used in) provided by operating activities	(2,813)	17,433
Cash flows from investing activities:
Capital expenditures for operating real estate	(10,093)	(5,362)
Sale of operating real estate	28,078	—
Repayment of real estate debt investment	46,631	—
Investment in unconsolidated ventures	(250)	—
Distributions from unconsolidated ventures	3,029	1,765
Real estate debt investment modification fee	559	—
Other assets	—	(290)
Net cash provided by (used in) investing activities	67,954	(3,887)
Cash flows from financing activities:
Borrowings from mortgage notes	26,000	—
Repayment of mortgage notes	(53,361)	(8,112)
Borrowings from line of credit - related party	—	35,000
Payment of deferred financing costs	(708)	—
Payments under finance leases	(295)	(307)
Shares redeemed for cash	—	(1,998)
Contributions from non-controlling interests	386	93
Distributions to non-controlling interests	(383)	(139)
Net cash (used in) provided by financing activities	(28,361)	24,537
Net increase (decrease) in cash, cash equivalents and restricted cash	36,780	38,083
Cash, cash equivalents and restricted cash-beginning of period	93,570	58,820
Cash, cash equivalents and restricted cash-end of period	$130,350	$96,903

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$561	$500
Assets acquired under finance leases	—	112

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
The Company was formed in October 2010 as a Maryland corporation and commenced operations in February 2013. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with the taxable year ended December 31, 2013. The Company has conducted its operations, and intends to do so in the future, so as to continue to qualify as a REIT for U.S. federal income tax purposes.
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of June 30, 2021 and December 31, 2020. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of June 30, 2021, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company is externally managed and has no employees. The Company is sponsored by DigitalBridge Group, Inc. (formerly Colony Capital, Inc.) (NYSE: DBRG) (“DigitalBridge” or the “Sponsor”), a global REIT, that owns, operates and invests across the full spectrum of digital infrastructure and real estate including cell towers, data centers, fiber, small cells and edge infrastructure. Effective June 21, 2021, the Sponsor changed its name from Colony Capital, Inc. to DigitalBridge Group, Inc., and its ticker symbol from “CLNY” to “DBRG.”
DigitalBridge manages capital on behalf of its stockholders, as well as institutional and retail investors. The Company’s advisor, CNI NSHC Advisors, LLC (the “Advisor”), is a subsidiary of DigitalBridge and manages its day-to-day operations pursuant to an advisory agreement.
From inception through June 30, 2021, the Company raised total gross proceeds from the sale of shares of common stock totaling $2.0 billion (the “Offering”), including $232.6 million pursuant to its distribution reinvestment plan (the “DRP”).
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
The recovery from the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on a variety of factors, which may differ considerably across regions and fluctuate over time. Recent guidance from state and local governments, including the easing of restrictions, the resumption of normal business operations in many municipalities, and lower reported infection rates are encouraging signs towards a recovery from the effects of the pandemic. Significant vaccine deployment and acceptance has begun to mitigate the number of confirmed COVID-19 cases, which in turn has helped to reduce

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
preventative operating costs that continue to be incurred. However, new strains and variants of the virus have caused a resurgence and an increase in reported infection rates, which may impact the general economic recovery. Occupancy challenges are still anticipated until such time that the rate of resident move-outs is outpaced by new resident admissions, for which the future trend remains uncertain.
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
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii)

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions. During the six months ended June 30, 2021, the Company determined that a reconsideration event for an unconsolidated VIE did not result in a change in the evaluation that the Company is not the primary beneficiary.
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether each investment or financing is a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
As of June 30, 2021, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of June 30, 2021 is $476.1 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of June 30, 2021 is $442.1 million, collateralized by the real estate assets of the related consolidated VIEs.
Unconsolidated VIEs
As of June 30, 2021, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $224.7 million. The Company’s maximum exposure to loss as of June 30, 2021 would not exceed the carrying value of its investment in the VIEs and its investment in a mezzanine loan to a subsidiary of one of the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of June 30, 2021. During the six months ended June 30, 2021, the Company contributed $0.3 million to an unconsolidated VIE. As of June 30, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	June 30, 2021 (Unaudited)	December 31, 2020
Cash and cash equivalents	$108,713	$65,995
Restricted cash	21,637	27,575
Total cash, cash equivalents and restricted cash	$130,350	$93,570
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment totaling $3.4 million, which is included in furniture, fixtures, and equipment within operating real estate, net on the Company’s consolidated balance sheets. The leased equipment is amortized on a straight-line basis. For the six months ended June 30, 2021 and 2020, payments for finance leases totaled $0.3 million, respectively.
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

July 1 to December 31, 2021	$322
Years Ending December 31:
2022	560
2023	138
2024	42
2025	—
Thereafter	—
Total minimum lease payments	$1,062
Less: Amount representing interest	$(58)
Present value of minimum lease payments	$1,004
The weighted average interest rate related to the finance lease obligations is 6.1% with a weighted average lease term of 1.8 years.
As of June 30, 2021, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Assets Held For Sale
The Company classifies certain long-lived assets as held for sale once the criteria, as defined by U.S. GAAP, have been met and are expected to sell within one year. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell, with any write-down recorded to impairment loss on the consolidated statements of operations. Depreciation and amortization is not recorded for assets classified as held for sale. As of June 30, 2021, the Company did not have any assets classified as held for sale. As of December 31, 2020, the Company classified two operating real estate properties within the Kansas City portfolio as held for sale, which were sold in June 2021.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents deferred costs and intangible assets, net (dollars in thousands):

	June 30, 2021 (Unaudited)	December 31, 2020
Goodwill and intangible assets, net:
In-place lease value, net	$3,735	$4,635
Goodwill	21,387	21,387
Certificate of need intangible assets	380	380
Subtotal intangible assets	25,502	26,402
Deferred costs, net	46	81
Total	$25,548	$26,483
The Company recorded $0.5 million and $0.9 million of amortization expense for in-place leases and deferred costs for the three and six months ended June 30, 2021 and 2020, respectively.
In-place lease value, net includes a gross asset amount of $130.0 million for in-place leases related to the Company’s direct investment - net lease properties, of which $126.3 million has been amortized as of June 30, 2021. All other in-place leases related to the Company’s direct investment - operating properties have been fully amortized as of June 30, 2021.
The following table presents future amortization of in-place lease value and deferred costs (dollars in thousands):

July 1 to December 31, 2021	$937
Years Ending December 31:
2022	592
2023	337
2024	337
2025	337
Thereafter	1,241
Total	$3,781
Other Assets
The following table presents a summary of other assets (dollars in thousands):

	June 30, 2021 (Unaudited)	December 31, 2020
Other assets:
Healthcare facility regulatory reserve deposit(1)	$6,000	$—
Remainder interest in condominium units(2)	2,327	2,327
Prepaid expenses	2,611	3,798
Lease / rent inducements, net	2,663	2,246
Utility deposits	450	447
Other	357	863
Total	$14,408	$9,681
_______________________________________
(1)Represents the Company’s contribution to a required regulatory reserve that is held by a net lease operator.
(2)Represents future interests in property subject to life estates.
Revenue Recognition
Operating Real Estate
Rental income from operating real estate is derived from leasing of space to healthcare operators, including rent received from the Company’s net lease properties and rent, ancillary service fees and other related revenue earned from ILF residents. Rental income recognition commences when the operator takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for rentals and expense

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. ILF resident agreements are generally short-term in nature and may allow for termination with 30 days’ notice. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in receivables, net on the consolidated balance sheets. The Company amortizes any operator inducements as a reduction of revenue utilizing the straight-line method over the term of the lease.
The Company also generates revenue from operating healthcare properties. Revenue related to operating healthcare properties includes resident room and care charges, ancillary fees and other resident service charges. Rent is charged and revenue is recognized when such services are provided, generally defined per the resident agreement as of the date upon which a resident occupies a room or uses the services. Resident agreements are generally short-term in nature and may allow for termination with 30 days’ notice. Revenue derived from our ALFs, MCFs and CCRCs is recorded in resident fee income in the consolidated statements of operations.
Revenue from operators and residents is recognized at lease commencement only to the extent collection is expected to be probable in consideration of operators’ and residents’ creditworthiness. This assessment is based on several qualitative and quantitative factors, including and as appropriate, the payment history, ability to satisfy its lease obligations, the value of the underlying collateral or deposit, if any, and current economic conditions. If collection is assessed to not be probable thereafter, lease income recognized is limited to amounts collected, with the reversal of any revenue recognized to date in excess of amounts received. If collection is subsequently reassessed to be probable, revenue is adjusted to reflect the amount that would have been recognized had collection always been assessed as probable.
A summary of rental income recognized for the six months ended June 30, 2021 for the Company’s direct net lease properties is as follows:
•The operator of the Smyrna property failed to remit rental payments and accordingly no lease income was recognized. The Smyrna property was sold in May 2021.
•The operator of the Arbors portfolio failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the future. Beginning in February 2021, the Company recorded rental income to the extent rental payments were received. In addition, rental income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of rent under the lease was deemed not to be probable.
•Despite the adverse effects of COVID-19 on its operations, the operator of the Fountains net lease portfolio has remitted full contractual rent. Effective April 15, 2021, the Company executed a lease modification, that allows the operator of the Fountains net lease portfolio to defer up to $3.0 million of contractual rent payments over the remaining term of the lease, which will be forgiven at the expiration or earlier termination of the lease, subject to the satisfaction and compliance with certain terms and conditions. The Company has recognized rental revenue on a straight-line basis based on the modified terms of the lease, with the assumption that the deferred contractual rent payments will be forgiven.
For the three months ended June 30, 2021 and 2020, total property and other revenues includes variable lease revenue of $3.4 million and $4.0 million, respectively. For the six months ended June 30, 2021 and 2020, total property and other revenue includes variable lease revenue of $6.7 million and $8.2 million, respectively. Variable lease revenue includes ancillary services provided to operator/residents, as well as non-recurring services and fees at the Company’s operating facilities. In addition, the Company recognized grant income received from the Provider Relief Fund administered by the U.S Department of Health & Human Services (“DHHS”) totaling $7.4 million for the six months ended June 30, 2021. All grant income was received and recognized during the three months ended March 31, 2021. The grant income is classified as other income, net in the consolidated statements of operations. These grants are intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Provided that we attest to and comply with certain terms and conditions of the grants, we will not be required to repay these grants in the future.
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
Effective June 1, 2020, the Company granted a lease concession to the operator of its Fountains net lease portfolio. The concession allowed the operator to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The lease concession provided the operator relief consistent with the debt forbearance received from the lender of the properties in the portfolio. The lease concession period ended on August 31, 2020 and the operator has resumed remitting contractual rent payments, including amounts related to deferred rent granted under the lease concession. Deferred rental payments outstanding as of June 30, 2021 totaled $0.5 million for the Fountains net lease portfolio. As there were no substantive changes to the original lease or changes in total cash flows, the concession was not treated as a lease modification and the Company continues to recognize lease income and receivables under the original terms of the lease.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the six months ended June 30, 2021, the Company recorded impairment losses totaling $0.8 million on its Smyrna net lease property as a result of lower estimated future cash flows and market value. The property was sold in May 2021. During the six months ended June 30, 2020, the Company recorded impairment losses totaling $91.4 million on its operating real estate and held for sale investments.
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
During the six months ended June 30, 2021, the Company did not impair any of its investments in unconsolidated ventures, nor did the underlying joint ventures record any impairments or reserves on properties in their respective portfolios. During the six months ended June 30, 2020, the Company did not impair any of its investments in unconsolidated ventures, however the underlying joint ventures recorded impairments and reserves on properties in their respective portfolios, which the Company recognized through equity in earnings (losses), of which the Company’s proportionate share totaled $37.4 million.
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
As of June 30, 2021, the Company has not recorded an allowance for credit losses on its Financial Assets. Refer to Note 5, “Real Estate Debt Investments” for additional information regarding the carrying value of the Company’s real estate debt investment.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the six months ended June 30, 2021, the Company did not incur any acquisition fees or expenses to the Advisor or third parties. The Company records as an expense for certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.

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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheets date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of June 30, 2021 totaled $22.2 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $11,000 and $26,000 for the three and six months ended June 30, 2021, respectively. The Company recorded an income tax expense of approximately $14,000 and $28,000 for the three and six months ended June 30, 2020, respectively.
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
As of June 30, 2021 and December 31, 2020, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which are reflected as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations.
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
January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The guidance amends the scope of the recent reference rate reform guidance issued in ASU No. 2020-04. New optional expedients allow derivative instruments

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
impacted by changes in the interest rate used for margining, discounting, or contract price alignment to qualify for certain optional relief. The guidance was effective immediately and may be applied retrospectively to January 1, 2020.
Certain Leases with Variable Lease Payments— In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The guidance in ASU 2021-05 amends the lease classification requirements for the lessors under certain leases containing variable payments to align with practice under ASC 840. Under the guidance, the lessor should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in ASC 842-10-25-2 through 25-3; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the effects of this new guidance.
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	June 30, 2021 (Unaudited)	December 31, 2020
Land	$229,581	$234,706
Land improvements	23,470	23,797
Buildings and improvements	1,377,045	1,389,706
Tenant improvements	17,173	16,172
Construction in progress	4,685	2,535
Furniture, fixtures and equipment	108,079	108,055
Subtotal	$1,760,033	$1,774,971
Less: Accumulated depreciation	(311,993)	(291,041)
Operating real estate, net	$1,448,040	$1,483,930
For the three and six months ended June 30, 2021, depreciation expense was $15.1 million and $30.0 million respectively. For the three and six months ended June 30, 2020, depreciation expense was $16.0 million and $32.0 million, respectively.
Within the table above, buildings and improvements have been reduced by accumulated impairment losses of $187.8 million and $213.9 million as of June 30, 2021 and December 31, 2020, respectively. Impairment loss, as presented on the consolidated statements of operations, totaled $0.8 million and $91.4 million for the six months ended June 30, 2021 and 2020, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
4. Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value(1)
Portfolio	Acquisition Date	Ownership	June 30, 2021 (Unaudited)	December 31, 2020
Eclipse	May-2014	5.6%	$9,557	$5,624
Envoy(2)	Sep-2014	11.4%	4	2
Diversified US/UK	Dec-2014	14.3%	84,723	89,651
Espresso(3)	Jul-2015	36.7%	—	—
Trilogy	Dec-2015	23.2%	130,294	133,896
Subtotal			$224,578	$229,173
Operator Platform(4)	Jul-2017	20.0%	169	—
Total			$224,747	$229,173
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
(4)Represents investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%. During the six months ended June 30, 2021, the Company contributed an additional $0.3 million to Solstice.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Eclipse	$4,073	$—	$(3,293)	$—	$3,933	$—	$(3,492)	$86
Envoy	740	739	—	—	740	739	—	192
Diversified US/UK	641	1,431	(35,999)	—	(2,057)	2,290	(38,090)	1,487
Espresso	5,686	—	(365)	—	10,943	—	(582)	—
Trilogy	(325)	—	4,928	—	(3,602)	—	6,456	—
Subtotal	$10,815	$2,170	$(34,729)	$—	$9,957	$3,029	$(35,708)	$1,765
Operator Platform(1)	(49)	—	(34)	—	(81)	—	(48)	—
Total	$10,766	$2,170	$(34,763)	$—	$9,876	$3,029	$(35,756)	$1,765
_______________________________________
(1)Represents the Company’s investment in Solstice.
Summarized Financial Data
The following table presents the combined balance sheets as of June 30, 2021 and December 31, 2020 and combined statements of operations for the three and six months ended June 30, 2021 and 2020 of the Eclipse, Espresso and Trilogy unconsolidated ventures (dollars in thousands):

	June 30, 2021 (Unaudited)	December 31, 2020		Three Months Ended June 30,		Six Months Ended June 30,
				2021	2020	2021	2020
Assets
Operating real estate, net	$2,148,692	$2,295,192	Total revenues	$305,281	$318,090	$598,911	$642,563
Other assets	825,954	867,882	Net income (loss)	$86,379	$(38,153)	$84,129	$(35,683)
Total assets	$2,974,646	$3,163,074

Liabilities and equity
Total liabilities	$2,315,558	$2,587,486
Equity	659,088	575,588
Total liabilities and equity	$2,974,646	$3,163,074

5. Real Estate Debt Investments
The following table presents the Company’s one debt investment (dollars in thousands):

	Principal Amount		Carrying Value(1)
Asset Type:	June 30, 2021 (Unaudited)	December 31, 2020	June 30, 2021 (Unaudited)	December 31, 2020	Effective Interest Rate(2)	Final Maturity Date
Mezzanine loan(1)	$27,745	$74,182	$20,053	$55,864	14.0%	Jan 2022
_______________________________________
(1)As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company has recorded the excess equity in losses related to its unconsolidated investment as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of June 30, 2021 and December 31, 2020, the cumulative excess equity in losses included in the mezzanine loan carrying value were $7.4 million and $18.3 million, respectively.
(2)Represents the effective interest rate as of June 30, 2021, which is a fixed rate of 14%.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the six months ended June 30, 2021, the Company received principal repayments on its debt investment totaling $46.6 million. The borrower has funded these principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow. For additional information, refer to Note 14, “Subsequent Events.”
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
As of June 30, 2021, the Company’s debt investment was performing in accordance with the contractual terms of its governing documents. The Company continues to assess the collectability of principal and interest and expects to receive full payment of contractual interest and recover the principal outstanding. As of June 30, 2021, contractual debt service has been paid in accordance with contractual terms.
For the six months ended June 30, 2021, the mezzanine loan represented 100% of the Company’s interest income on debt investments as presented on the consolidated statements of operations.
6. Borrowings
The following table presents the Company’s mortgage and other notes payable (dollars in thousands):

				June 30, 2021 (Unaudited)		December 31, 2020
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Repaid	LIBOR + 2.92%	$—	$—	$20,189	$20,183
Frisco, TX(3)	Non-recourse	Feb 2026	3.0%	26,000	25,368	18,770	18,764
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,760	18,456	18,760	18,423
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	19,414	19,343	19,907	19,830
Rochester, NY(4)	Non-recourse	Aug 2027	LIBOR + 2.34%	101,224	100,436	101,224	100,378
Rochester, NY	Non-recourse	Aug 2022	LIBOR + 2.90%	11,795	11,731	12,800	12,584
Arbors Portfolio(5)
Various locations	Non-recourse	Feb 2025	3.99%	86,309	85,635	87,302	86,521
Watermark Fountains Portfolio(6)
Various locations	Non-recourse	Jun 2022	3.92%	382,216	381,573	386,607	385,606
Various locations	Non-recourse	Jun 2022	5.56%	72,819	72,653	73,439	73,180
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun 2025	4.17%	615,734	602,791	622,045	607,526
Avamere Portfolio(8)
Various locations	Non-recourse	Feb 2027	4.66%	69,836	69,409	70,427	69,962
Subtotal mortgage notes payable, net				$1,404,107	$1,387,395	$1,431,470	$1,412,957
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb 2022	6.00%	3,914	3,914	3,914	3,914
Subtotal other notes payable, net				$3,914	$3,914	$3,914	$3,914
Total mortgage and other notes payable, net				$1,408,021	$1,391,309	$1,435,384	$1,416,871
_______________________________________
(1)Floating rate borrowings total $131.8 million of principal outstanding and reference one-month LIBOR.
(2)The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings, other than the Winterfell portfolio which is attributable to below market debt intangibles.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(3)In January 2021, the Company refinanced its existing mortgage note payable with a new $26.0 million mortgage note payable. The new mortgage note carries a fixed interest rate of 3.0% through February 2024, followed by the greater of the fixed rate or one-month LIBOR plus 2.80% through the initial maturity date of February 2026.
(4)Composed of seven individual mortgage notes payable secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.
(5)Composed of four individual mortgage notes payable secured by four healthcare real estate properties, cross-collateralized and subject to cross-default.
(6)Includes $382.2 million principal amount of fixed rate borrowings, secured by 14 healthcare real estate properties, cross-collateralized and subject to cross-default, as well as a supplemental financing totaling $72.8 million of principal, secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.
(7)Composed of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and subject to cross-default.
(8)Composed of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and subject to cross-default.
The following table presents future scheduled principal payments on mortgage and other notes payable based on final maturity (dollars in thousands):

July 1 to December 31, 2021	$14,601
Years Ending December 31:
2022	478,740
2023	19,696
2024	20,406
2025	670,302
Thereafter	204,276
Total	$1,408,021
As of June 30, 2021, the operator for the Arbors portfolio failed to remit rent and comply with other contractual terms of its lease agreement, which resulted in a default under the operator’s lease, which in turn, resulted in a non-monetary default under the mortgage notes collateralized by the properties. During the six months ended June 30, 2021, the Company has remitted contractual debt service and is in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
In response to the operational challenges resulting from the COVID-19 pandemic, the Company entered into forbearance agreements to defer contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Fountains portfolios. The aggregate outstanding principal amount of these borrowings totaled $1.3 billion as of June 30, 2021. The deferred debt service must be repaid following the forbearance period with no additional interest or penalties incurred by the Company, subject to satisfaction of certain conditions. The deferral of payments ended during the year ended December 31, 2020 and the Company has resumed remitting debt service, together with the deferred debt service, on these mortgage notes payable. As of June 30, 2021 borrowings on properties within the Rochester, Winterfell and Fountains portfolios have deferred debt service outstanding. These borrowings remain in technical default and are subject to the terms of the forbearance agreements until all deferred debt service is repaid. Deferred debt service, which totaled $3.1 million as of June 30, 2021, is scheduled to be repaid in full for all borrowings by January 2022.
In addition, the forbearance agreement for a mortgage note payable on a property within the Rochester portfolio temporarily waived financial covenants under the mortgage note through December 31, 2020. As of June 30, 2021, the property is in compliance with the financial covenants under the mortgage note.
Line of Credit - Related Party
The following table presents the Company’s borrowings under the Sponsor line of credit as of June 30, 2021 (dollars in thousands):

	Capacity	Principal Outstanding	Contractual Interest Rate	Maturity Date
Sponsor Line of Credit	$35,000	$35,000	LIBOR + 3.50%	Jun 2023
In October 2017, the Company obtained a revolving line of credit from an affiliate of DigitalBridge (the “Sponsor Line”). As of June 30, 2021, the Sponsor Line has a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR. In June 2021, the maturity date was extended through June 2023.
In April 2020, the Company borrowed $35.0 million under the Sponsor Line to improve its liquidity position as a result of the COVID-19 pandemic. For the three months ended June 30, 2021 and 2020, interest expense on the Company’s consolidated statements of operations includes Sponsor Line interest of $0.3 million, respectively. For the six months ended June 30, 2021

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
and 2020, Sponsor Line interest totaled $0.6 million and $0.3 million, respectively. For additional information, refer to Note 14, “Subsequent Events.”
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
In June 2021, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2021, with terms identical to those in effect through June 30, 2021, but for the following modifications:
•the payment of the asset management fee entirely in the form of shares of common stock of the Company; and
•beginning on January 1, 2022, a reduction of the asset management fee with respect to the Company’s corporate cash balances exceeding $75.0 million, subject to the terms and conditions set forth in the Advisory Agreement.
Fees to Advisor
Asset Management Fee
Effective January 1, 2018, the Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of the Company’s most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by the board of directors in connection with a sale, transfer or other disposition of a substantial portion of the Company’s assets. Effective July 1, 2021, the asset management fee is to be paid entirely in shares of the Company’s common stock at a price per share equal to the most recently published net asset value per share and beginning on January 1, 2022 the fee will be reduced if the Company’s corporate cash balances exceeds $75.0 million, subject to the terms and conditions set forth in the Advisory Agreement.
The Advisor has also agreed that all shares of the Company’s common stock issued to it in consideration of the asset management fee will be subordinate in the Company’s share repurchase program (the “Share Repurchase Program”) to shares of the Company’s common stock held by third party stockholders for a period of two years, unless the advisory agreement is earlier terminated.
Incentive Fee
The Advisor is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through June 30, 2021, the Advisor has not received any incentive fees from the Company.
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to the Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2020	Six Months Ended June 30, 2021			Due to Related Party as of June 30, 2021 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management fees-related party	$923	$5,538	$(5,538)	(2)	$923
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	7,395	5,660	(10,284)		2,771
Total		$8,318	$11,198	$(15,822)		$3,694
_______________________________________
(1)Includes $5.0 million paid in shares of the Company’s common stock.
(2)As of June 30, 2021, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.
Pursuant to the advisory agreement, for the six months ended June 30, 2021, the Company issued 1.3 million shares totaling $5.0 million, based on the estimated value per share on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee. As of June 30, 2021, the Advisor, the Sponsor and their affiliates owned a total of 6.0 million shares or $23.3 million of the Company’s common stock based on the Company’s most recent estimated value per share. As of June 30, 2021, the Advisor, the Sponsor and their affiliates owned 3.1% of the total outstanding shares of the Company’s common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the six months ended June 30, 2021, the Company recognized property management fee expense of $2.4 million paid to Solstice related to the Winterfell portfolio.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The below table indicates the Company’s investments for which DigitalBridge is also an equity partner in the joint venture. Each investment was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	DigitalBridge/Formation Capital, LLC	May 2014	5.6%
Diversified US/UK	DigitalBridge	December 2014	14.3%
In connection with the acquisition of the Diversified US/UK portfolio by NorthStar Realty Finance Corp. (“NorthStar Realty”), now a subsidiary of DigitalBridge, and the Company, the Sponsor acquired a 43.0%, as adjusted, ownership interest in American Healthcare Investors, LLC (“AHI”).
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
8. Equity-Based Compensation
The Company adopted a long-term incentive plan, as amended (the “Plan”), which it may use to attract and retain qualified officers, directors, employees and consultants, as well as an independent directors compensation plan, which is a component of the Plan. Under the Plan, 2.0 million shares of restricted common stock were eligible to be issued for any equity-based awards granted under the Plan.
Pursuant to the Plan, as of June 30, 2021, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 66,840 restricted stock units totaling $1.3 million and $0.3 million, respectively, based on the share price on the date of each grant.
The restricted stock and restricted stock units granted generally vest quarterly over two years in equal installments and will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company. The restricted stock units are convertible, on a one-for-one basis, into shares of the Company’s common stock upon the earlier occurrence of: (i) the termination of the independent director’s service as a director; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $73,208 and $39,542, for the three months ended June 30, 2021 and 2020, respectively, and $118,833 and $77,667 for the six months ended June 30, 2021 and 2020, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted stock and restricted stock units totaled $334,417 and $193,250 as of June 30, 2021 and December 31, 2020, respectively. Unvested shares totaled 11,889 and 30,403 as of June 30, 2021 and December 31, 2020, respectively. Unvested restricted stock units totaled 66,840 as of June 30, 2021.

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
For the six months ended June 30, 2021, the Company has not issued shares of common stock pursuant to the DRP. From inception through June 30, 2021, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP.
Distributions
Effective February 1, 2019, the Company’s board of directors determined to suspend distributions in order to preserve capital and liquidity and no distributions were declared during the six months ended June 30, 2021.
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). For the six months ended June 30, 2021, the Company generated net operating losses for tax purposes. The Company did not have positive REIT taxable income for its taxable year ending December 31, 2020, therefore, it was not required to make distributions to its stockholders in 2020 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2019 and includes a net operating loss carry-forward of $86.0 million.
Share Repurchase Program
The Company adopted the Share Repurchase Program that enabled stockholders to sell their shares to the Company in limited circumstances. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements.
In April 2020, the Company’s board of directors determined to suspend all repurchases under the Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity and has not repurchased any shares during the six months ended June 30, 2021.
The Company had funded repurchase requests with cash on hand, borrowings or other available capital.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10. Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2021 and 2020 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.1 million for the three months ended June 30, 2021, and net income attributable to the other non-controlling interests was $0.2 million for the six months ended June 30, 2021. Net loss attributable to the other non-controlling interests was $0.7 million and $0.8 million for the three and six months ended June 30, 2020, respectively.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	June 30, 2021 (Unaudited)			December 31, 2020
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$27,745	$20,053	$27,745	$74,182	$55,864	$74,182
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,408,021	$1,391,309	$1,339,064	$1,435,384	$1,416,871	$1,354,832
Line of credit - related party	35,000	35,000	35,000	35,000	35,000	35,000
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
The following table summarizes the fair value, measured at the time of impairment, of Level 3 assets which have been measured at fair value on a nonrecurring basis during the periods presented and the associated impairment losses (dollars in thousands):

	June 30, 2021 (Unaudited)		December 31, 2020
	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Operating real estate, net	$1,900	$786	$234,650	$164,215
Assets held for sale	—	—	5,000	1,753
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
•Corporate - The corporate segment includes corporate level asset management fees - related party and general and administrative expenses.
The Company primarily generates rental and resident fee income from its direct investments and interest income on real estate debt investments. Additionally, the Company reports its proportionate interest of revenues and expenses from unconsolidated investments through equity in earnings (losses) of unconsolidated ventures.
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Three Months Ended June 30, 2021	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$5,706	$58,160	$—	$—	$41	$63,907
Interest income on debt investments	—	—	—	1,387	—	1,387
Real estate properties - operating expenses	—	(45,101)	—	—	—	(45,101)
Interest expense	(2,890)	(12,753)	—	—	(319)	(15,962)
Transaction costs	—	—	—	—	—	—
Asset management fees - related party	—	—	—	—	(2,769)	(2,769)
General and administrative expenses	(66)	(114)	—	—	(2,899)	(3,079)
Depreciation and amortization	(4,006)	(11,551)	—	—	—	(15,557)
Impairment loss	—	—	—	—	—	—
Other income, net	—	(468)	—	—	—	(468)
Realized gain (loss) on investments and other	(159)	48	—	—	—	(111)
Equity in earnings (losses) of unconsolidated ventures	—	—	10,766	—	—	10,766
Income tax benefit (expense)	—	(11)	—	—	—	(11)
Net income (loss)	$(1,415)	$(11,790)	$10,766	$1,387	$(5,946)	$(6,998)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Three Months Ended June 30, 2020	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$8,225	$61,688	$—	$—	$79	$69,992
Interest income on debt investments	—	—	—	1,906	—	1,906
Real estate properties - operating expenses	—	(46,012)	—	—	—	(46,012)
Interest expense	(2,949)	(13,209)	—	—	(295)	(16,453)
Transaction costs	—	—	—	—	—	—
Asset management fees - related party	—	—	—	—	(4,431)	(4,431)
General and administrative expenses	(61)	(114)	—	(9)	(2,104)	(2,288)
Depreciation and amortization	(3,665)	(12,830)	—	—	—	(16,495)
Impairment loss	(722)	(90,715)	—	—	—	(91,437)
Other income, net	—	—	—	—	—	—
Realized gain (loss) on investments and other	—	—	—	—	—	—
Equity in earnings (losses) of unconsolidated ventures	—	—	(34,763)	—	—	(34,763)
Income tax expense	—	(14)	—	—	—	(14)
Net income (loss)	$828	$(101,206)	$(34,763)	$1,897	$(6,751)	$(139,995)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

	Direct Investments
Six Months Ended June 30, 2021	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$4,931	$116,268	$—	$—	$42	$121,241
Interest income on debt investments	—	—	—	3,600	—	3,600
Real estate properties - operating expenses	(25)	(90,694)	—	—	—	(90,719)
Interest expense	(5,763)	(25,588)	—	—	(636)	(31,987)
Transaction costs	—	(54)	—	—	—	(54)
Asset management fees - related party	—	—	—	—	(5,538)	(5,538)
General and administrative expenses	(107)	(114)	—	—	(5,891)	(6,112)
Depreciation and amortization	(7,860)	(23,084)	—	—	—	(30,944)
Impairment loss	(786)	—	—	—	—	(786)
Other income, net	—	6,892	—	—	—	6,892
Realized gain (loss) on investments and other	(159)	7,563	—	—	—	7,404
Equity in earnings (losses) of unconsolidated ventures	—	—	9,876	—	—	9,876
Income tax expense	—	(26)	—	—	—	(26)
Net income (loss)	$(9,769)	$(8,837)	$9,876	$3,600	$(12,023)	$(17,153)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Six Months Ended June 30, 2020	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$16,448	$126,293	$—	$—	$142	$142,883
Interest income on debt investments	—	—	—	3,811	—	3,811
Real estate properties - operating expenses	(13)	(91,700)	—	—	—	(91,713)
Interest expense	(5,913)	(26,924)	—	—	(295)	(33,132)
Transaction costs	—	(7)	—	—	—	(7)
Asset management fees - related party	—	—	—	—	(8,862)	(8,862)
General and administrative expenses	(105)	(100)	—	(19)	(5,093)	(5,317)
Depreciation and amortization	(7,401)	(25,583)	—	—	—	(32,984)
Impairment loss	(722)	(90,715)	—	—	—	(91,437)
Other income, net	—	—	—	—	—	—
Realized gain (loss) on investments and other	—	—	—	—	—	—
Equity in earnings (losses) of unconsolidated ventures	—	—	(35,756)	—	—	(35,756)
Income tax benefit (expense)	—	(28)	—	—	—	(28)
Net income (loss)	$2,294	$(108,764)	$(35,756)	$3,792	$(14,108)	$(152,542)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
June 30, 2021 (unaudited)	$336,427	$1,199,442	$224,744	$20,376	$89,140	$1,870,129
December 31, 2020	348,688	1,223,045	229,170	56,502	61,031	1,918,436
______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.

The following table presents the operators and managers of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

				Six Months Ended June 30, 2021
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,049	$65,950	54.4%
Solstice Senior Living	(3)	32	4,000	48,106	39.7%
Avamere Health Services		5	453	8,384	6.9%
Arcadia Management	(4)	4	572	(5,520)	(4.6)%
Integral Senior Living	(5)	1	44	4,279	3.5%
Other	(6)	—	—	42	0.1%
Total		71	10,118	$121,241	100.0%
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
(4)During the six months ended June 30, 2021, the Company recorded rental income to the extent payments were received. Rental income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of rent under the lease was deemed not to be probable.
(5)Property and other revenues includes amounts from two properties sold in June 2021, which are excluded from the property count.
(6)Consists primarily of interest income earned on corporate-level cash accounts.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
13. Commitments and Contingencies
As of June 30, 2021, the Company believes there are no material contingencies that would affect its results of operations, cash flows or financial position.
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
14.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to June 30, 2021 through the issuance of the consolidated financial statements.
Real Estate Debt Investment
In July 2021, the Company received principal repayments on its mezzanine loan debt investment totaling $2.4 million. In August 2021, the Company received full repayment for the outstanding principal balance of its mezzanine loan, which totaled $25.4 million.
DigitalBridge Sponsor Line of Credit
In July 2021, the Company repaid in full the $35.0 million outstanding borrowings under the Sponsor Line.

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
We were formed in October 2010 as a Maryland corporation and commenced operations in February 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2013. We have conducted our operations, and intend to do so in the future, so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We are externally managed and have no employees. We are sponsored by DigitalBridge Group, Inc. (formerly Colony Capital, Inc.) (NYSE: DBRG), or DigitalBridge or our Sponsor, a global REIT, that owns, operates and invests across the full spectrum of digital infrastructure and real estate including cell towers, data centers, fiber, small cells and edge infrastructure. Effective June 21, 2021 the Sponsor changed its name from Colony Capital, Inc. to DigitalBridge Group, Inc. and its ticker symbol from “CLNY” to “DBRG.” DigitalBridge manages capital on behalf of its stockholders, as well as institutional and retail investors. Our advisor, CNI NSHC Advisors, LLC, or our Advisor, is a subsidiary of DigitalBridge and manages our day-to-day operations pursuant to an advisory agreement.
From inception through June 30, 2021, we raised total gross proceeds from the sale of shares of our common stock totaling $2.0 billion, including $232.6 million pursuant to our distribution reinvestment plan, or our DRP, collectively referred to as our Offering.
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
The recovery from the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, which may differ considerably across regions and fluctuate over time. Recent guidance from state and local governments, including the lifting of certain restrictions, the resumption of normal business operations in many municipalities, and lower reported infection rates are encouraging signs towards a recovery from the effects of the pandemic.
Significant vaccine deployment and acceptance has begun to mitigate the number of confirmed COVID-19 cases. The communities of our direct investments and unconsolidated investments have continued to host clinics to administer the COVID-19 vaccine. Within our direct investments, the rate of acceptance amongst residents has exceeded 90% and our managers and operators continue to educate and encourage participation amongst their staff. Decreases in infection and transmission rates within our communities has helped to reduce preventative operating costs that continue to be incurred. However, new strains and variants of the virus have caused a resurgence and an increase in reported infection rates, which may impact the general economic recovery. Occupancy challenges are still anticipated until such time that the rate of resident move-outs is outpaced by new resident admissions, for which the future trend remains uncertain.

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
Operating Performance
The following is a summary of the performance of our investment segments for the three months ended June 30, 2021 as compared to the three months ended March 31, 2021. For additional information on financial results, refer to “—Results of Operations.”
Direct Investments - Operating
During the three months ended June 30, 2021, our direct operating investments experienced a 42.3% increase in the number of resident move-ins over the three months ended March 31, 2021, while the number of move-outs declined 7.7% over the same period. A summary of average occupancy by manager is as follows:

	Average Monthly Occupancy			Average Quarterly Occupancy
Operator / Manager	June 2021	March 2021	Variance	Q2 2021	Q1 2021	Variance
Watermark Retirement Communities	74.0%	72.2%	1.8%	73.4%	73.2%	0.2%
Solstice Senior Living	71.8%	71.7%	0.1%	71.7%	72.2%	(0.5)%
Avamere Health Services	81.5%	80.4%	1.1%	80.1%	80.1%	—%
Integral Senior Living	97.5%	100.0%	(2.5)%	99.2%	95.0%	4.2%
Direct Investments - Operating	73.5%	72.5%	1.0%	73.1%	73.2%	(0.1)%
On a same store basis, rental and resident fee income of our direct operating investments increased to $57.1 million for the three months ended June 30, 2021 as compared to $55.9 million for the three months ended March 31, 2021. Improved volume of resident move-ins increased sales and marketing expenses. Further, the lifting of COVID-19 restrictions and resumption of normalized business operations has allowed our managers to resume deferred repairs and maintenance projects and begin to fill open staff positions. On a same store basis, property operating expenses increased to $42.9 million for the three months ended June 30, 2021 as compared to $41.1 million for the three months ended March 31, 2021.
Overall, on a same store basis, rental and resident fee income, net of property operating expenses, of our direct operating investments decreased to $14.2 million for the three months ended June 30, 2021 as compared to $14.8 million for the three months ended March 31, 2021. We incurred $1.0 million of COVID-19 related expenses for the three months ended June 30, 2021 as compared to $1.6 million for the three months ended March 31, 2021, which are excluded from the same store comparison.
We applied for grants under the Provider Relief Fund administered by the U.S Department of Health & Human Services, or DHHS, and during the three months ended March 31, 2021, we received and recognized grant income totaling $7.4 million. These grants are intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Provided that we attest to and comply with certain terms and conditions of the grants, we will not be required to repay these grants in the future. During the three months ended June 30, 2021, we did not receive any grants under the Provider Relief Fund.
Direct Investments - Net Lease
During the three months ended June 30, 2021, we recognized $5.2 million of rental income as compared to $6.9 million during the three months ended March 31, 2021, excluding straight-line rental adjustments in both periods. A summary of rental income from our direct net lease investments is as follows:
•We sold our Smyrna property in May 2021. No rental income was received or recognized from the operator during the six months ended June 30, 2021.
•The operator of our Arbors portfolio has failed to remit rent and satisfy other lease conditions. Contractual monthly rent obligations have been remitted through March 2021 and we have recorded rental income to the extent rental payments were received during the three months ended June 30, 2021.

•Despite the adverse effects of COVID-19 on its operations, the operator of our Fountains net lease portfolio has remitted full contractual rent. In April 2021, we executed a lease modification that allows the operator to defer up to $3.0 million of contractual rent payments over the remaining term of the lease, which will be forgiven at the expiration or earlier termination of the lease, subject to the satisfaction and compliance with certain terms and conditions. The Company has recognized rental revenue on a straight-line basis based on the modified terms of the lease, with the assumption that the deferred contractual rent payments will be forgiven..
Debt Investments
During the three months ended June 30, 2021, interest income generated by our mezzanine loan debt investment totaled $1.4 million, a decrease from $2.2 million for the three months ended March 31, 2021, as a result of receiving principal repayments. The borrower funded these principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
Unconsolidated Investments
Overall, our unconsolidated investment portfolios experienced similar operational challenges presented by the COVID-19 pandemic as our direct operating investments. During the three months ended June 30, 2021, the Eclipse and Espresso joint ventures recognized gains on sub-portfolio sales, which increased equity in earnings. Equity in earnings totaled $10.8 million for the three months ended June 30, 2021 as compared to a $0.9 million loss for the three months ended March 31, 2021.
During the three months ended June 30, 2021, we received distributions from our Diversified US/UK and Envoy unconsolidated investments totaling $2.2 million. Distributions continued to be limited by reinvestment and development in the Trilogy joint venture, operational declines in the Eclipse joint ventures and debt repayments in the Espresso joint venture, all of which have negatively impacted our liquidity position.
Investments, Financings and Disposition Activities
The following is a summary of significant investment, financing and disposition activities during the six months ended June 30, 2021:
•In January 2021, we refinanced an existing $18.7 million note payable, collateralized by a property within the Aqua portfolio, with a $26.0 million mortgage note payable. The new mortgage note carries a fixed interest rate of 3.0% through February 2024 and has an initial maturity date of February 2026.
•In March 2021, we completed the sale of a property within the Aqua portfolio for $22.0 million. The sale generated net proceeds of $0.9 million, after the repayment of the outstanding mortgage principal balance of $20.1 million and transaction costs.
•In April 2021, we extended the maturity date of a mortgage note payable for a property within the Rochester portfolio to August 2022 and made a $1.0 million principal repayment.
•In May 2021, we completed the sale of the Smyrna net lease property, which generated net proceeds of approximately $1.7 million.
•In June 2021, we completed the sale of the two properties comprising the Kansas City portfolio, which generated net proceeds of approximately $4.7 million.
•We have received principal repayments on our mezzanine loan debt investment which totaled $46.6 million. The borrower funded these principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
•We recorded impairment losses totaling $0.8 million for a net lease property.
Recent Developments
The following is a discussion of material events which have occurred subsequent to June 30, 2021 through August 12, 2021.
Real Estate Debt Investment
In July 2021, we received principal repayments on our mezzanine loan debt investment totaling $2.4 million. In August 2021, we received full repayment for the outstanding principal balance of our mezzanine loan, which totaled $25.4 million.

DigitalBridge Sponsor Line of Credit
In July 2021, we repaid in full the $35.0 million outstanding borrowings under our Sponsor Line.
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
•Debt Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate. As of June 30, 2021, we had one mezzanine loan.
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

The following table presents a summary of investments as of June 30, 2021 (dollars in thousands):

		Properties(1)(2)
Investment Type / Portfolio	Amount(3)	Seniors Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Net Lease
Watermark Fountains(4)	$288,836	6	—	—	—	6	Various	100.0%
Arbors	126,825	4	—	—	—	4	Northeast	100.0%
Subtotal	$415,661	10	—	—	—	10

Direct Investments - Operating
Winterfell	$904,985	32	—	—	—	32	Various	100.0%
Watermark Fountains(4)	356,914	9	—	—	—	9	Various	97.0%
Rochester	219,518	10	—	—	—	10	Northeast	97.0%
Watermark Aqua	77,521	4	—	—	—	4	Southwest/Midwest	97.0%
Avamere	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	19,427	1	—	—	—	1	West	100.0%
Subtotal	$1,677,803	61	—	—	—	61

Unconsolidated Investments
Diversified US/UK	$445,855	92	106	39	9	246	Various	14.3%
Trilogy(5)	395,790	21	—	69	—	90	Various	23.2%
Espresso	221,243	5	—	105	—	110	Various	36.7%
Eclipse	37,291	42	—	9	—	51	Various	5.6%
Solstice(6)	—	—	—	—	—	—	Various	20.0%
Subtotal	$1,100,179	160	106	222	9	497

Debt Investments
Mezzanine Loan(7)	$27,745	—	—	—	—	—

Total Investments	$3,221,388	231	106	222	9	568
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
(4)Watermark Fountains portfolio consists of six wholly-owned net lease properties totaling $288.8 million and nine operating facilities totaling $356.9 million, in which we own a 97.0% interest. One of the operating facilities consists of eight condominium units in which we hold future interests.
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
Our investments include the following types of healthcare facilities as of June 30, 2021:
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
The weighted average resident occupancy of our operating properties was 73.1% for the three months ended June 30, 2021.
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
Our net lease properties are leased to two operators. The remaining lease term for each operator as of June 30, 2021 is as follows:

Operator	Properties Leased		Remaining Lease Term (Years)
Watermark Retirement Communities	6	(1)	0.7
Arcadia Management	4	(2)	8.3
_______________________________________
(1)The lease for the properties operated by Watermark Retirement Communities (“Watermark”) expires in March 2022. Watermark has provided notice it will not renew the lease and it may be difficult to find a replacement operator to operate these properties.
(2)Operator has failed to remit rent and comply with other contractual terms of its lease agreement, which resulted in a default under the operator’s lease as of June 30, 2021.

Operators and Managers
The following table presents the operators and managers of our direct investments (dollars in thousands):

				Six Months Ended June 30, 2021
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,049	$65,950	54.4%
Solstice Senior Living	(3)	32	4,000	48,106	39.7%
Avamere Health Services		5	453	8,384	6.9%
Arcadia Management	(4)	4	572	(5,520)	(4.6)%
Integral Senior Living	(5)	1	44	4,279	3.5%
Other	(6)	—	—	42	0.1%
Total		71	10,118	$121,241	100.0%
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
(4)During the six months ended June 30, 2021, we recorded rental income to the extent lease payments were received. Rental income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of rent under the lease was deemed not to be probable.
(5)Property and other revenues includes amounts from two properties sold in June 2021, which are excluded from the property count.
(6)Consists primarily of interest income earned on corporate-level cash accounts.
Watermark Retirement Communities and Solstice, together with their affiliates, manage substantially all of our operating properties. As a result, we are dependent upon their personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our properties efficiently and effectively. Through our 20.0% ownership of Solstice, we are entitled to certain rights and minority protections. As Solstice is a joint venture formed exclusively to operate the Winterfell portfolio, Solstice has generated, and may continue to generate, operating losses if declines in occupancy and operating revenues at our Winterfell portfolio continue. During the six months ended June 30, 2021, we contributed an additional $0.3 million to Solstice.
Unconsolidated Investments
The following table presents our unconsolidated investments (dollars in thousands):

						Properties as of June 30, 2021(1)
Portfolio	Partner	Acquisition Date	Ownership	AUM(2)	Equity Investment(3)	Seniors Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	DigitalBridge/Formation Capital, LLC	May-2014	5.6%	$37,291	$23,400	42	—	9	—	51
Diversified US/UK	DigitalBridge	Dec-2014	14.3%	445,855	243,544	92	106	39	9	246
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	221,243	55,146	5	—	105	—	110
Trilogy	Griffin-American Healthcare REIT III & IV /Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	395,790	189,032	21	—	69	—	90
Subtotal				$1,100,179	$511,122	160	106	222	9	497
Solstice		Jul-2017	20.0%	—	252	—	—	—	—	—
Total				$1,100,179	$511,374	160	106	222	9	497
_______________________________________
(1)Excludes properties classified as held for sale.
(2)Represents assets under management based on cost, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Does not include cost of properties held for sale.
(3)Represents initial and subsequent contributions to the underlying joint venture through June 30, 2021.

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
•Espresso. Portfolio of predominantly SNFs, located in various regions across the United States, and organized in five sub-portfolios and currently leased to seven different operators under net leases. An affiliate of Formation acts as the general partner and manager of this investment. Formation and Safanad Management Limited own the remaining 63.3% of this portfolio. We also have extended a mezzanine loan to this portfolio. Refer to “—Debt Investments” below.
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
Debt Investments
Our investments in real estate debt secured by healthcare facilities consisted of one mezzanine loan. Our mezzanine loan relates to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above. The following table presents a summary of our debt investment as of June 30, 2021 (dollars in thousands):

Investment Type:	Count	Principal Amount	Carrying Value(2)	Effective Interest Rate(3)	Final Maturity Date
Espresso Mezzanine loan(1)	1	$27,745	$20,053	14.0%	Jan 2022
_______________________________________
(1)Property type underlying the mezzanine loan are predominately SNFs located primarily in the Midwest, Northeast and Southeast regions of the United States.
(2)As a result of impairments and other non-cash reserves recorded by the joint venture, the carrying value of our Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. We have recorded the excess equity in losses related to our unconsolidated investment as a reduction to the carrying value of our mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of June 30, 2021, the cumulative excess equity in losses included in our mezzanine loan carrying value was $7.4 million.
(3)Reflects the effective interest rate as of June 30, 2021, which is a fixed rate of 14%.
As of June 30, 2021, our debt investment was performing in accordance with the contractual terms of its governing documents. Refer to “—Recent Developments” for further detail.
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
Outlook and Recent Trends
COVID-19
The healthcare industry, which includes ILFs, ALFs, MCFs, CCRCs, SNFs, MOBs and hospitals, has been, and will continue to be, significantly and adversely impacted by the effects of COVID-19, while continuing to operate during the pandemic and care for those most susceptible to COVID-19. Operating results have been, and will continue to be, impacted to the extent occupancy declines continue and additional staffing and cost burdens persist. This may result in sustained industry declines in resident occupancy and operating cash flows, compressed operating margins and a stressed market affecting healthcare real estate values in general.
The industry experienced an acceleration in the pace of move-ins during the second quarter of 2021, as a result of an increase in resident demand, improving consumer sentiment and easing restrictions on visitation and admissions. However, annual inventory growth remained at 2.8% in both the first and second quarters of 2021, with an elevated construction versus inventory ratio of 5.0% in the second quarter of 2021. During the second quarter of 2021, the seniors housing industry occupancy average of 78.7% remained unchanged from the first quarter of 2021 (source: The National Investment Centers for Seniors Housing & Care, or NIC).
The healthcare industry’s operational and financial recovery from the impact of the COVID-19 will depend on a variety of factors, which may differ considerably across regions, fluctuate over time and are highly uncertain. Recent guidance from state and local governments, including the easing of restrictions, the resumption of normal business operations in many municipalities, and lower reported infection rates are encouraging signs towards a recovery from the effects of the pandemic. Significant vaccine deployment and acceptance has begun to mitigate the number of confirmed COVID-19 cases, which in turn has helped to reduce preventative operating costs that continue to be incurred. However, new strains and variants of the virus have caused a resurgence and an increase in reported infection rates, which may impact the general economic recovery. Occupancy challenges are still anticipated until such time that the rate of resident move-outs is outpaced by new resident admissions, for which the future trend remains uncertain. Federal and state government plans may shift through the coming months as guidelines are very specific and may be unpredictable.

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
Supply growth, which has outpaced demand, has challenged the seniors housing industry over the past several years. New inventory, coupled with the average move-in age of seniors housing residents increasing over time, has resulted in declining occupancy for the industry on average. Further, to remain competitive with the new supply, owners and operators of older facilities have increased capital expenditure spending, which in turn has negatively affected cash flow. While off its peak of 7.7% in the fourth quarter of 2017, seniors housing under construction as a share of inventory was 5.0% in the second quarter of 2021 (source: NIC). It is expected that development starts will be limited in the short-term future, in part due to the disruption caused by the COVID-19 pandemic, however, as demographics and demand continues to increase long-term, supply growth will follow.
As a result of increased supply, the seniors housing industry has experienced competitive pressures that have limited rent growth over the past several years. Average market rent growth reached its peak of 4.2% in 2016 and has since decreased to 1.2% as of the second quarter of 2021, with pressures caused by the COVID-19 pandemic contributing to the decline (source: NIC). Limited future supply growth and reestablishing normal operations in a post-pandemic environment will be factors in achieving near and long term revenue growth for the industry.
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
Impairment
During the six months ended June 30, 2021, we recorded impairment losses totaling $0.8 million for our Smyrna net lease property, as a result of a lower estimated market value.
As of December 31, 2020, we had accumulated impairment losses of $187.8 million for operating real estate that we continue to hold as of June 30, 2021. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for additional information regarding impairment recorded in prior years.
During the six months ended June 30, 2021, we did not impair any of our investments in unconsolidated ventures, nor did the underlying joint ventures record any impairments or reserves on properties in their respective portfolios during the six months ended June 30, 2021.
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
Comparison of the Three Months Ended June 30, 2021 to June 30, 2020 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	%
Property and other revenues
Resident fee income	$28,254	$30,698	$(2,444)	(8.0)%
Rental income	35,612	39,215	(3,603)	(9.2)%
Other revenue	41	79	(38)	(48.1)%
Total property and other revenues	63,907	69,992	(6,085)	(8.7)%
Interest income
Interest income on debt investments	1,387	1,906	(519)	(27.2)%
Expenses
Real estate properties - operating expenses	45,101	46,012	(911)	(2.0)%
Interest expense	15,962	16,453	(491)	(3.0)%
Transaction costs	—	—	—	NA
Asset management fees-related party	2,769	4,431	(1,662)	(37.5)%
General and administrative expenses	3,079	2,288	791	34.6%
Depreciation and amortization	15,557	16,495	(938)	(5.7)%
Impairment loss	—	91,437	(91,437)	(100.0)%
Total expenses	82,468	177,116	(94,648)	(53.4)%
Other income, net	(468)	—	(468)	NA
Realized gain (loss) on investments and other	(111)	—	(111)	NA
Equity in earnings (losses) of unconsolidated ventures	10,766	(34,763)	45,529	(131.0)%
Income tax expense	(11)	(14)	3	(21.4)%
Net income (loss)	$(6,998)	$(139,995)	$132,997	(95.0)%
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store ALF/MCF/CCRC properties (excludes properties sold)	$27,223	$28,254	$(1,031)	(3.6)%
Properties sold	1,031	2,444	(1,413)	(57.8)%
Total resident fee income	$28,254	$30,698	$(2,444)	(8)%
On a same store basis, resident fee income decreased by $1.0 million primarily as a result of lower occupancy at our ALFs, MCFs and CCRCs during the three months ended June 30, 2021. Limited move-ins and elevated move-outs throughout the COVID-19 pandemic resulted in lower occupancy across our direct operating investments.

Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store ILF properties (excludes properties sold)	$29,905	$30,990	$(1,085)	(3.5)%
Same store net lease properties (excludes properties sold)
Rent payments	5,153	8,284	(3,131)	(37.8)%
Straight-line rent income (loss)	554	(59)	613	(1,039.0)%
Total rental income	$35,612	$39,215	$(3,603)	(9.2)%
Rental income decreased $3.6 million primarily due to the operator of our Arbors net lease portfolio not remitting full contractual rent during the three months ended June 30, 2021, as well as lower contractual rent recognized under the amended terms of the lease with the operator of our Fountains net lease portfolio. Declines in occupancy at our ILFs further contributed to the decrease in rental income. Limited move-ins and elevated move-outs throughout the COVID-19 pandemic resulted in lower occupancy across our ILFs.
Other Revenue
Other revenue decreased primarily as a result of lower interest earned on uninvested cash during the three months ended June 30, 2021.
Interest Income on Debt Investments
During the three months ended June 30, 2021, interest income generated by our one mezzanine loan debt investment decreased as a result of receiving principal repayments. The borrower funded these principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold and COVID-19 related expenses)
ALF/MCF/CCRC properties	$20,992	$19,647	$1,345	6.8%
ILF properties	21,961	20,128	1,833	9.1%
COVID-19 related expenses	957	2,979	(2,022)	(67.9)%
Properties sold	1,191	3,258	(2,067)	(63.4)
Total real estate properties - operating expenses	$45,101	$46,012	$(911)	(2.0)%
Overall, total operating expenses decreased $0.9 million primarily due to the sale of a property within the Aqua portfolio in the first quarter of 2021, as well as declines in COVID-19 related expenses. COVID-19 related expenses include personal protective equipment for residents and staff, as well as wages for increased staffing.
Excluding properties sold and COVID-19 related expenses, operating expenses increased $3.2 million primarily as a result of our operators resuming deferred repairs and maintenance projects, filling open staff positions and increasing marketing and sales efforts.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold)
ALF/MCF/CCRC properties	$4,468	$4,537	$(69)	(1.5)%
ILF properties	8,285	8,485	(200)	(2.4)%
Net lease properties	2,890	2,949	(59)	(2.0)%
Properties sold	—	187	(187)	(100.0)%
Corporate	319	295	24	8.1%
Total interest expense	$15,962	$16,453	$(491)	(3.0)%
Interest expense decreased $0.5 million as a result of lower average mortgage notes principal balances outstanding during the three months ended June 30, 2021 due to continued principal amortization and loan payoffs, in addition to lower London Interbank Offered Rate, or LIBOR, which has reduced interest expense on our floating rate debt. Corporate interest expense represents interest resulting from the borrowings under our Sponsor Line.
Asset Management Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management fees - related party decreased $1.7 million as a result of the declining estimated net asset value year over year.
General and Administrative Expenses
General and administrative expenses increased $0.8 million primarily as a result of higher direct corporate expenses including legal and other professional fees.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold)
ALF/MCF/CCRC properties	$4,261	$4,675	$(414)	(8.9)%
ILF properties	7,290	7,813	(523)	(6.7)%
Net lease properties	3,998	3,665	333	9.1%
Properties sold	8	342	(334)	(97.7)%
Total depreciation and amortization	$15,557	$16,495	$(938)	(5.7)%
Depreciation and amortization expense decreased $0.9 million primarily as a result of impairments recognized during the year ended December 31, 2020, which reduced building depreciation expense.
Impairment Loss
During the three months ended June 30, 2021, we did not incur any impairment losses on operating real estate assets.
During the three months ended June 30, 2020, an impairment loss of $91.4 million was recorded, consisting of $70.8 million recognized for eight independent living facilities within the Winterfell portfolio and $20.6 million for properties that were sold in 2021.

Other Income, Net
During the three months ended June 30, 2021 we recognized a $0.5 million non-operating loss at a property within the Watermark Fountains portfolio.
Realized Gain (Loss) on Investments and Other
During the three months ended June 30, 2021, we realized losses totaling $0.1 million on the sales of the Smyrna property, which were partially offset by a gain on the sale of the Kansas City portfolio. During the three months ended June 30, 2020, we did not realize any gains or losses.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Three Months Ended June 30,								Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020			2021	2020
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, less FFO and MFFO adjustments		Increase (Decrease)		Cash Distributions
Eclipse	$4,073	$(3,293)	$3,931	$(3,410)	$142	$117	$25	21.4%	$—	$—
Envoy	740	—	744	—	(4)	—	(4)	—%	739	—
Diversified US/UK	641	(35,999)	(2,993)	(37,573)	3,634	1,574	2,060	130.9%	1,431	—
Espresso	5,686	(365)	3,399	(2,752)	2,287	2,387	(100)	(4.2)%	—	—
Trilogy	(325)	4,928	(3,575)	(3,625)	3,250	8,553	(5,303)	(62.0)%	—	—
Subtotal	$10,815	$(34,729)	$1,506	$(47,360)	$9,309	$12,631	$(3,322)	(26.3)%	$2,170	$—
Operator Platform(2)	(49)	(34)	(1)	—	(48)	(34)	(14)	41.2%	—	—
Total	$10,766	$(34,763)	$1,505	$(47,360)	$9,261	$12,597	$(3,336)	(26.5)%	$2,170	$—
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
(2)Represents our investment in Solstice.
Our equity in earnings generated by our unconsolidated ventures increased $45.5 million primarily due to real estate impairments recorded by the Diversified US/UK and Eclipse joint ventures in three months ended June 30, 2020 as well as recognized gains on assets sold in the Eclipse and Espresso portfolios during the three months ended June 30, 2021. The increase was partially offset by lower COVID-19 provider relief funds received and recognized by the Trilogy joint venture during the three months ended June 30, 2021.
Equity in earnings, less FFO and MFFO adjustments, decreased by $3.3 million. The decrease was primarily due to lower COVID-19 provider relief funds received and recognized by the Trilogy joint venture during the three months ended June 30, 2021.
Income Tax Expense
Income tax expense for the three months ended June 30, 2021 was $11,000 and related to our operating properties, which operate through a taxable REIT subsidiary structure. Income tax expense for the three months ended June 30, 2020 was $14,000.

Comparison of the Six Months Ended June 30, 2021 to June 30, 2020 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	%
Property and other revenues
Resident fee income	$56,536	$63,545	$(7,009)	(11.0)%
Rental income	64,663	79,195	(14,532)	(18.3)%
Other revenue	42	143	(101)	(70.6)%
Total property and other revenues	121,241	142,883	(21,642)	(15.1)%
Interest income
Interest income on debt investments	3,600	3,811	(211)	(5.5)%
Expenses
Real estate properties - operating expenses	90,719	91,713	(994)	(1.1)%
Interest expense	31,987	33,132	(1,145)	(3.5)%
Transaction costs	54	7	47	671.4%
Asset management fees-related party	5,538	8,862	(3,324)	(37.5)%
General and administrative expenses	6,112	5,317	795	15.0%
Depreciation and amortization	30,944	32,984	(2,040)	(6.2)%
Impairment loss	786	91,437	(90,651)	(99.1)%
Total expenses	166,140	263,452	(97,312)	(36.9)%
Other income, net	6,892	—	6,892	NA
Realized gain (loss) on investments and other	7,404	—	7,404	NA
Equity in earnings (losses) of unconsolidated ventures	9,876	(35,756)	45,632	(127.6)%
Income tax expense	(26)	(28)	2	(7.1)%
Net income (loss)	$(17,153)	$(152,542)	$135,389	(88.8)%
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store ALF/MCF/CCRC properties (excludes properties sold)	$53,311	$58,287	$(4,976)	(8.5)%
Properties sold	3,225	5,258	(2,033)	(38.7)%
Total resident fee income	$56,536	$63,545	$(7,009)	(11)%
On a same store basis, resident fee income decreased $5.0 million primarily as a result of lower occupancy at our ALFs, MCFs and CCRCs during the six months ended June 30, 2021. Limited move-ins and elevated move-outs throughout the COVID-19 pandemic resulted in lower occupancy across our direct operating investments.
Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store ILF properties (excludes properties sold)	$59,732	$62,747	$(3,015)	(4.8)%
Same store net lease properties (excludes properties sold)
Rent payments	12,016	16,518	(4,502)	(27.3)%
Straight-line rent income (loss)	(7,085)	(70)	(7,015)	10,021.4%
Total rental income	$64,663	$79,195	$(14,532)	(18.3)%
Rental income decreased $14.5 million primarily due to the operator of our Arbors net lease portfolio not remitting full contractual rent during the six months ended June 30, 2021, which also resulted in the write-off of straight-line rent receivables. Additionally, lower contractual rent recognized under the amended terms of the lease with the operator of our Fountains net lease portfolio. Limited move-ins and elevated move-outs throughout the COVID-19 pandemic resulted in lower occupancy across our ILFs.

Other Revenue
Other revenue decreased primarily as a result of lower interest earned on uninvested cash during the six months ended June 30, 2021.
Interest Income on Debt Investments
During the six months ended June 30, 2021, interest income generated by our one mezzanine loan debt investment decreased as a result of receiving principal repayments. The borrower funded these principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold and COVID-19 related expenses)
ALF/MCF/CCRC properties	$40,826	$41,011	$(185)	(0.5)%
ILF properties	43,236	41,376	1,860	4.5%
Net lease properties	25	13	12	92.3%
COVID-19 related expenses	2,604	3,378	(774)	(22.9)%
Properties sold	4,028	5,935	(1,907)	(32.1)
Total real estate properties - operating expenses	$90,719	$91,713	$(994)	(1.1)%
Overall, total operating expenses decreased $1.0 million primarily due to the sale of a property within the Aqua portfolio in the first quarter of 2021, as well as declines in COVID-19 related expenses. COVID-19 related expenses include personal protective equipment for residents and staff, as well as wages for increased staffing.
Excluding properties sold and COVID-19 related expenses, operating expenses increased $1.7 million, primarily as a result of our operators resuming deferred repairs and maintenance projects that were previously suspended under COVID-19 restrictions.
Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold)
ALF/MCF/CCRC properties	$8,897	$9,259	$(362)	(3.9)%
ILF properties	16,531	17,227	(696)	(4.0)%
Net lease properties	5,763	5,913	(150)	(2.5)%
Properties sold	160	438	(278)	(63.5)%
Corporate	636	295	341	115.6%
Total interest expense	$31,987	$33,132	$(1,145)	(3.5)%
Interest expense decreased $1.1 million as a result of lower average mortgage notes principal balances outstanding during the six months ended June 30, 2021 due to continued principal amortization and loan payoffs, in addition to lower London Interbank Offered Rate, or LIBOR, which has reduced interest expense on our floating rate debt. Corporate interest expense represents interest resulting from the borrowings under our Sponsor Line.
Transaction Costs
Transaction costs for the six months ended June 30, 2021 were primarily legal fees incurred to execute a maturity date extension for a note payable for a property within the Aqua portfolio. Transaction costs for the six months ended June 30, 2020 were de minimis.

Asset Management Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management fees - related party decreased $3.3 million as a result of the declining estimated net asset value year over year.
General and Administrative Expenses
General and administrative expenses increased $0.8 million primarily as a result of higher direct corporate expenses incurred, including legal and other professional fees.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold)
ALF/MCF/CCRC properties	$8,488	$9,309	$(821)	(8.8)%
ILF properties	14,536	15,590	(1,054)	(6.8)%
Net lease properties	7,830	7,401	429	5.8%
Properties sold	90	684	(594)	(86.8)%
Total depreciation and amortization	$30,944	$32,984	$(2,040)	(6.2)%
Depreciation and amortization expense decreased $2.0 million, primarily as a result of impairments recognized during the six months ended June 30, 2020, which reduced building depreciation expense.
Impairment Loss
During the six months ended June 30, 2021, impairment losses on operating real estate and held for sale assets totaled $0.8 million for our Smyrna net lease property as a result of lower estimated future cash flows and market value.
During the six months ended June 30, 2020, an impairment loss of $91.4 million was recorded, consisting of $70.8 million recognized for eight independent living facilities within the Winterfell portfolio and $20.6 million for properties that were sold in 2021.
Other Income, Net
Other income, net for the six months ended June 30, 2021 consisted of $7.4 million in federal COVID-19 provider relief grants from DHHS, partially offset by a $0.5 million non-operating loss recognized at a property within the Watermark Fountains portfolio. There was no other income recognized during the six months ended June 30, 2020.
Realized Gain (Loss) on Investments and Other
The sale of four properties during the six months ended June 30, 2021 resulted in net realized gains totaling $7.4 million. During the six months ended June 30, 2020, we did not realize any gains or losses.

Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Six Months Ended June 30,								Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020			2021	2020
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, less FFO and MFFO adjustments		Increase (Decrease)		Cash Distributions
Eclipse	$3,933	$(3,492)	$3,592	$(3,918)	$341	$426	$(85)	(20.0)%	$—	$86
Envoy	740	—	744	—	(4)	—	(4)	—%	739	192
Diversified US/UK	(2,057)	(38,090)	(9,989)	(42,456)	7,932	4,366	3,566	81.7%	2,290	1,487
Espresso	10,943	(582)	5,717	(5,442)	5,226	4,860	366	7.5%	—	—
Trilogy	(3,602)	6,456	(7,602)	(7,352)	4,000	13,808	(9,808)	(71.0)%	—	—
Subtotal	$9,957	$(35,708)	$(7,538)	$(59,168)	$17,495	$23,460	$(5,965)	(25.4)%	$3,029	$1,765
Operator Platform(2)	(81)	(48)	(1)	—	(80)	(48)	(32)	66.7%	—	—
Total	$9,876	$(35,756)	$(7,539)	$(59,168)	$17,415	$23,412	$(5,997)	(25.6)%	$3,029	$1,765
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
(2)Represents our investment in Solstice.
Our equity in earnings generated by our unconsolidated ventures increased $45.6 million primarily due to real estate impairments recorded by the Diversified US/UK and Eclipse joint ventures during the six months ended June 30, 2020 as well as realized gains on assets sold in the Eclipse and Espresso portfolios during the six months ended June 30, 2021. The increase was partially offset by lower COVID-19 provider relief grants and lower occupancy in the Trilogy joint venture during the six months ended June 30, 2021.
Equity in earnings, less FFO and MFFO adjustments, decreased by $6.0 million. The decrease was primarily due to the impact the COVID-19 pandemic has had on the performance of the Trilogy joint venture, partially offset by lower deferred tax expense recognized in the Diversified US/UK portfolio.
Income Tax Expense
Income tax expense for the six months ended June 30, 2021 and 2020 was $26,000 and relates to our operating properties, which operate through a taxable REIT subsidiary structure.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(6,863)	$(139,281)	$(17,326)	$(151,762)
Adjustments:
Depreciation and amortization	15,557	16,495	30,944	32,984
Depreciation and amortization related to non-controlling interests	(144)	(163)	(289)	(324)
Depreciation and amortization related to unconsolidated ventures	7,592	8,119	15,400	16,306
Realized (gain) loss from sales of property	111	—	(7,417)	—
Realized gain (loss) from sales of property related to non-controlling interests	—	—	226	—
Realized (gain) loss from sales of property related to unconsolidated ventures	(10,645)	—	(17,167)	—
Impairment losses of depreciable real estate	—	91,437	786	91,437
Impairment loss on real estate related to non-controlling interests	—	(597)	—	(597)
Impairment losses of depreciable real estate held by unconsolidated ventures	(327)	37,017	(327)	37,379
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$5,281	$13,027	$4,830	$25,423
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$5,281	$13,027	$4,830	$25,423
Adjustments:
Transaction costs	—	—	54	7
Straight-line rental (income) loss	(554)	59	7,085	70
Amortization of premiums, discounts and fees on investments and borrowings	1,151	1,238	2,303	2,476
Realized (gain) loss on investments and other	—	—	13	—
Adjustments related to unconsolidated ventures(1)	1,875	2,224	9,633	5,483
Adjustments related to non-controlling interests	(26)	(12)	(40)	(24)
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$7,727	$16,536	$23,878	$33,435
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
Prior to the COVID-19 pandemic, our business had been impacted by limited growth in revenues due to stagnant occupancy and rate pressures as well as rising labor and benefits costs, resulting in compressed operating margins. The effects of the COVID-19 pandemic have further amplified the aforementioned issues. The recovery from the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, which may differ considerably across regions and fluctuate over time. Recent guidance from state and local governments, including the easing of restrictions, the resumption of normal business operations in many municipalities, and lower reported infection rates are encouraging signs towards a recovery from the effects of the pandemic. Significant vaccine deployment and acceptance has begun to mitigate the number of confirmed COVID-19 cases, which in turn has helped to reduce preventative operating costs that continue to be incurred. However, new strains and variants of the virus have caused a resurgence and an increase in reported infection rates, which may impact the general economic recovery. Occupancy challenges are still anticipated until such time that the rate of resident move-outs is outpaced by new resident admissions, for which the future trend remains uncertain.
We currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months. As of August 12, 2021, we had approximately $100.4 million of unrestricted cash. For additional information regarding our liquidity needs and capital resources, see below.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties, rental income from our net lease properties and interest from our debt investment, as well as distributions from our investments in unconsolidated ventures. Net cash used in operating activities was $2.8 million for the six months ended June 30, 2021. During the six months ended June 30, 2021, debt service payments on our borrowings exceeded our cash flow from operations. We have utilized proceeds from asset sales and repayments on our mezzanine loan to fund debt service payments, which is expected to continue until occupancy and revenues of our direct investments improve from current levels.
A substantial majority of our properties, or 77.1% of our operating real estate, excluding our unconsolidated ventures and properties designated held for sale, are operating properties whereby we are directly exposed to various operational risks. During the six months ended June 30, 2021, our cash flow from operations continued to be negatively impacted by, among other things, suboptimal occupancy levels, rate pressures, increased labor and benefits costs, as well as rising real estate taxes. Occupancy, which is the primary driver of revenues at our properties, has declined, and may continue to decline, as the effects of COVID-19 have resulted in limited admissions, tours, inquiries and ultimately move-ins, while the pandemic also has increased the risk of resident illness and move-outs. At the same time, operating costs have increased to obtain adequate staffing and personal protective equipment. We expect that these factors will continue to materially impact our revenues, expenses and cash flow generated by the communities of our direct operating investments. As of August 12, 2021, our direct operating investments have not experienced any significant issues collecting rents or other fees from residents as a result of COVID-19.
For our net lease investments, our operators have been impacted by the same COVID-19 factors discussed above, which has and will continue to affect our operators’ ability and willingness to pay rent. Numerous state, local, federal and industry-initiated efforts have also affected or may affect landlords and their ability to collect rent and/or enforce remedies for the failure to pay rent. As of August 12, 2021, rent collection details for our net lease investments are as follows:
•The operator of our Smyrna net lease property failed to remit rental payments in 2021. The property was sold in May 2021.
•The operator of our Arbors portfolio has failed to remit rent and satisfy other lease conditions. Full contractual monthly rent obligations have been remitted through March 2021.
•Despite the adverse effect of COVID-19 on its operations, the operator of our Fountains net lease portfolio has remitted full contractual monthly rent. Effective April 15, 2021, we executed a lease modification with the operator of our Fountains net lease portfolio. The modification allows the operator to defer up to $3.0 million of contractual rent payments over the remaining term of the lease, which will be forgiven at the expiration or earlier termination of the lease, subject to the satisfaction and compliance with certain terms and conditions.
The performance of our operators has been significantly and adversely affected by COVID-19.  Our operators have applied for and benefited from federal relief assistance, however, their ability to pay rent in the future is currently unknown.
In addition, we have significant joint ventures and may not be able to control the timing of distributions, if any, from these investments. As of June 30, 2021, our unconsolidated joint ventures and consolidated joint ventures represented 34.4% and 20.5%, respectively, of our total real estate equity investments, based on cost. Our joint ventures, which have been similarly impacted by COVID-19 as our direct investments, are likely to continue to limit distributions to preserve liquidity.
Borrowings
We use asset-level financing as part of our investment strategy and are required to make recurring principal and interest payments on our borrowings. As of June 30, 2021, we had $1.4 billion of consolidated asset-level borrowings outstanding. During the six months ended June 30, 2021, we paid $38.7 million in recurring principal and interest payments on these borrowings.
In response to the impact COVID-19 has had on the performance at our healthcare properties, we entered into forbearance agreements with our lenders to defer contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors,

Winterfell and Fountains portfolios. We have resumed remitting debt service on these borrowings and the deferred debt service is scheduled to be repaid in full for all borrowings by January 2022. As of August 12, 2021, borrowings on properties within the Rochester and Fountains portfolios have deferred debt service outstanding totaling $1.7 million, which has increased payments and will put pressure on liquidity in future periods. These borrowings remain in technical default and are subject to the terms of the forbearance agreements until all deferred debt service is repaid.
The forbearance agreement with our lender for a mortgage note on a property within the Rochester portfolio also temporarily waived financial covenants under the mortgage note, which the property failed to maintain through December 31, 2020. As of June 30, 2021, the property is in compliance with the financial covenants under the mortgage note, however, as the impact of COVID-19 continues to influence the property’s performance, we may experience additional defaults in the future.
In addition, the operator for the Arbors portfolio failed to remit rent and satisfy other conditions under its lease, which resulted in a default under the operator’s lease, and in turn, resulted in a non-monetary default under the mortgage notes collateralized by the properties as of June 30, 2021. During the six months ended June 30, 2021, we remitted contractual debt service and are in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
We continue to engage with lenders, where necessary, regarding further deferral of payment obligations. However, if COVID-19 continues to impact performance and we are unable to obtain accommodations from our lenders, we may be subject to cash flow sweeps, required to repay outstanding obligations, including penalties, prior to the stated maturity, or potentially have assets foreclosed upon.
In January 2021, we refinanced an existing $18.7 million note payable, collateralized by a property within the Aqua portfolio, with a $26.0 million mortgage note payable, which generated available net proceeds of $6.5 million. In April 2021, we extended the maturity date of a mortgage note payable for a property within the Rochester portfolio to August 2022 and made a $1.0 million principal repayment.
Although no significant consolidated borrowings mature for the remainder of 2021, $455.0 million of our mortgage notes secured by the Watermark Fountains net lease and operating portfolios matures in June 2022, which may require capital to be funded if favorable refinancing is not obtained. Our unconsolidated joint ventures also have significant asset level borrowings, which also may require capital to be funded if favorable refinancing is not obtained.
In April 2020, we borrowed $35.0 million under our Sponsor Line to improve our liquidity position. In July 2021, we repaid in full the $35.0 million outstanding borrowings under our Sponsor Line as principal repayments from our mezzanine loan have improved our liquidity position. Our Sponsor Line remains available to us through June 2023.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of June 30, 2021, our leverage was 62.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of June 30, 2021, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 59.3%.
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
During the six months ended June 30, 2021, we spent $10.1 million on capital expenditures for our direct investments. We anticipate normalized spending on capital expenditures in 2021, including strategic development as outlined in our strategy, however, it continues to be difficult to accurately predict the full extent of the financial impact of the COVID-19 pandemic on our operations and on our liquidity needs.
We are also party to certain agreements that contemplate development of healthcare properties funded by us and our joint venture partners. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences under our joint venture governing documents for any such failure to fund.
Realization and Disposition of Investments
We evaluate dispositions of non-core investments to provide an additional source of liquidity. During the six months ended June 30, 2021, we generated total net proceeds, after loan repayments and transaction costs of $7.3 million from the disposition of four negative yielding properties. In addition, our mezzanine loan debt investment was repaid in August 2021. In 2021, we received $74.4 million in principal repayments.
We have made significant investments through both consolidated and unconsolidated joint ventures with third parties. We may share decision-making authority for these joint ventures that could prevent us from selling properties or our interest in the joint venture.
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
Other Commitments
We expect to continue to make payments to our Advisor, or its affiliates, pursuant to our advisory agreement, as applicable, in connection with the management of our assets and costs incurred by our Advisor in providing services to us. In December 2017, our advisory agreement was amended with changes to the asset management and acquisition fee structure. In June 2021, our advisory agreement was amended and renewed for an additional one-year term commencing on June 30, 2021. Refer to “—Related Party Arrangements” for further information regarding our advisory fees.

Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
Cash flows provided by (used in):	2021	2020	2021 vs. 2020 Change
Operating activities	$(2,813)	$17,433	$(20,246)
Investing activities	67,954	(3,887)	71,841
Financing activities	(28,361)	24,537	(52,898)
Net increase (decrease) in cash, cash equivalents and restricted cash	$36,780	$38,083	$(1,303)
Operating Activities
Net cash used in operating activities totaled $2.8 million for the six months ended June 30, 2021, as compared to $17.4 million net cash provided by operating activities for the six months ended June 30, 2020. The decrease in cash provided from operating activities was a result of the lower rent and resident fee income as a result of the effects of the COVID-19 pandemic as well as payments for higher accounts payable, accrued expenses, and due to related party balances as of December 31, 2020.
Investing Activities
Our cash flows from investing activities are generally used to fund investment improvements and follow-on investments, net of any investment dispositions. Net cash provided by investing activities was $68.0 million for the six months ended June 30, 2021 as compared to $3.9 million net cash used for the six months ended June 30, 2020. Cash flows provided by investing activities for the six months ended June 30, 2021 were from principal repayments on our real estate debt investment and from property sales. Cash inflows were used to fund recurring capital expenditures for existing investments and for general operations. Cash flows used in investing activities for the six months ended June 30, 2020 were primarily recurring capital expenditures for existing investments.
The following table presents cash used for capital expenditures, excluding our unconsolidated ventures (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	2021 vs. 2020 Change
Capital Expenditures	$10,093	$5,362	$4,731
Financing Activities
For the six months ended June 30, 2021, net cash flows used in financing activities were primarily principal amortization and repayments on our mortgage notes payable, which increased as we repaid the mortgage note for a property sold within our Aqua portfolio. Cash outflows were partially offset by the refinancing of a mortgage note for a property within our Aqua portfolio, which generated $6.5 million in net proceeds. Cash flows used in financing activities was $28.4 million for the six months ended June 30, 2021 compared to $24.5 million cash flows provided by financing activities for the six months ended June 30, 2020. Cash flows provided by financing activities during the six months ended June 30, 2020, were primarily the $35.0 million borrowed under the Sponsor Line, partially offset by principal amortization payments on mortgage notes and repurchases of shares under our Share Repurchase Program.
Off-Balance Sheet Arrangements
As of June 30, 2021, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
From inception of our first investment on April 5, 2013 through June 30, 2021, we declared $433.8 million in distributions. Cumulative FFO for the period from April 5, 2013 through June 30, 2021 was $133.4 million. We did not declare any distributions during the six months ended June 30, 2021 and year ended December 31, 2020.
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
In June 2021, our advisory agreement was renewed for an additional one-year term commencing on June 30, 2021, with terms identical to those in effect through June 30, 2021, but for the following modifications:
•the payment of the asset management fee entirely in the form of our shares of common stock; and
•beginning on January 1, 2022, a reduction of the asset management fee with respect to our corporate cash balances exceeding $75.0 million, subject to the terms and conditions set forth in the Advisory Agreement; and
Fees to Advisor
Asset Management Fee
Effective January 1, 2018, our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by our board of directors in connection with a sale, transfer or other disposition of a substantial portion of our assets. Effective July 1, 2021, the asset management fee is to be paid entirely in shares of our common stock at a price per share equal to the most recently published net asset value per share and beginning on January 1, 2022, the fee will be reduced if our corporate cash balances exceed $75.0 million, subject to the terms and conditions set forth in the Advisory Agreement.
Our Advisor has also agreed that all shares of our common stock issued to it in consideration of the asset management fee will be subordinate in the Share Repurchase Program to shares of our common stock held by third party stockholders for a period of two years, unless our advisory agreement is earlier terminated.
Incentive Fee
Our Advisor is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through June 30, 2021, our Advisor has not received any incentive fees.

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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to our Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2020	Six Months Ended June 30, 2021			Due to Related Party as of June 30, 2021 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management fees-related party	$923	$5,538	$(5,538)	(2)	$923
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	7,395	5,660	(10,284)		2,771
Total		$8,318	$11,198	$(15,822)		$3,694
_______________________________________
(1)Includes $5.0 million paid in shares of our common stock.
(2)As of June 30, 2021, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us.
Pursuant to our advisory agreement, for the six months ended June 30, 2021, we issued 1.3 million shares totaling $5.0 million, based on the estimated value per share on the date of each issuance, to an affiliate of our Advisor as part of its asset management fee. As of June 30, 2021, our Advisor, our Sponsor and their affiliates owned a total of 6.0 million shares or $23.3 million of our common stock based on our most recent estimated value per share. As of June 30, 2021, our Advisor, our Sponsor and their affiliates owned 3.1% of the total outstanding shares of our common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who owns 80.0%, and us, who owns 20.0%. For the six months ended June 30, 2021, we recognized property management fee expense of $2.4 million paid to Solstice related to the Winterfell portfolio.

The below table indicates our investments for which our Sponsor is also an equity partner in the joint venture. Each investment was approved by our board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	DigitalBridge/Formation Capital, LLC	May 2014	5.6%
Diversified US/UK	DigitalBridge	December 2014	14.3%
In connection with the acquisition of the Diversified US/UK portfolio by NorthStar Realty Finance Corp., or NorthStar Realty, now a subsidiary of DigitalBridge, and us, our Sponsor acquired a 43.0%, as adjusted, ownership interest in American Healthcare Investors, LLC, or AHI.
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
Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, or the Espresso joint venture. As of June 30, 2021, the outstanding principal balance of the mezzanine loan was $27.7 million. Refer to “—Recent Developments” for further detail.
Line of Credit - Related Party
In October 2017, we obtained our Sponsor Line, which was approved by our board of directors, including all of our independent directors. As of June 30, 2021, our Sponsor Line has a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR and has a maturity date of June 2023. In April 2020, we borrowed $35.0 million under the Sponsor Line to improve our liquidity position as a result of the COVID-19 pandemic. Refer to “—Recent Developments” for further information regarding our Sponsor Line.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of June 30, 2021, 11.6% of our total borrowings were floating rate liabilities and none of our real estate debt investments were floating rate investments. As of June 30, 2021, floating rate liabilities outstanding related to mortgage notes payable of our direct operating investments and our Sponsor Line.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of June 30, 2021, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.7 million annually. We did not have any floating rate real estate debt investments as of June 30, 2021.

A change in interest rates could affect the value of our fixed-rate debt investments. For instance, an increase in interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. As of June 30, 2021, we had one fixed-rate debt investment with an outstanding principal balance of $27.7 million.
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
As of June 30, 2021, one borrower, a subsidiary of the Espresso joint venture, accounted for 100% of the aggregate principal amount of our debt investments and 100% of our interest income for the six months ended June 30, 2021. Refer to “—Recent Developments” for further detail.
Risk Concentration
The following table presents the operators and managers of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

				Six Months Ended June 30, 2021
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities		29	5,049	$65,950	54.4%
Solstice Senior Living	(3)	32	4,000	48,106	39.7%
Avamere Health Services		5	453	8,384	6.9%
Arcadia Management	(4)	4	572	(5,520)	(4.6)%
Integral Senior Living	(5)	1	44	4,279	3.5%
Other	(6)	—	—	42	0.1%
Total		71	10,118	$121,241	100.0%
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
(4)During the six months ended June 30, 2021, the Company recorded rental income to the extent rental payments were received. Rental income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of rent under the lease was deemed not to be probable.
(5)Property and other revenues includes amounts from two properties sold in June 2021, which are excluded from the property count.
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
The lease for the properties operated by Watermark Retirement Communities (“Watermark”) expires in March 2022. Watermark has provided notice it will not renew the lease and it may be difficult to find a replacement operator to operate these properties.
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

Part II—Other Information
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. For the six months ended June 30, 2021 and year ended December 31, 2020, we have not declared any distributions.
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
For the six months ended June 30, 2021, we have not repurchased any shares of our common stock.
Unregistered Sales of Equity Securities
On April 30, 2021, May 31, 2021, and June 30, 2021 we issued 214,225 shares of common stock at $3.89 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
On June 17, 2021, our board of directors appointed a new independent director to serve as a member of our board of directors and our audit committee. In accordance with our independent directors’ compensation plan, we granted 16,710 shares of restricted stock units at $3.89 per share to our newly appointed independent director. On June 17, 2021 we granted 16,710 shares of restricted stock units at $3.89 per share to each of our independent directors totaling an aggregate of 66,840 shares of restricted stock units, pursuant to our independent directors’ compensation plan. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
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
10.1
Amendment No. 3 to Advisory Agreement dated as of June 30, 2021 by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP, CNI NSHC Advisors, LLC and DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc.) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2021 and incorporated herein by reference)

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

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	August 13, 2021	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ NEALE W. REDINGTON
			Name:	Neale W. Redington
			Title:	Chief Financial Officer and Treasurer