Form 10-Q
period 2021-09-30
NorthStar Healthcare Income, Inc.
filed 2021-11-12
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
The Company has one class of common stock, $0.01 par value per share, 192,643,880 shares outstanding as of November 11, 2021.

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in Part II, Item 1A. of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I—Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$89,777	$65,995
Restricted cash	20,747	27,575
Operating real estate, net	972,437	1,483,930
Investments in unconsolidated ventures	220,936	229,173
Real estate debt investment, net	—	55,864
Assets held for sale	488,241	5,000
Receivables, net	6,004	14,735
Goodwill and intangible assets, net	2,708	26,483
Other assets	17,341	9,681
Total assets(1)	$1,818,191	$1,918,436

Liabilities
Mortgage and other notes payable, net	$1,384,765	$1,416,871
Line of credit - related party	—	35,000
Due to related party	2,897	8,318
Escrow deposits payable	5,609	3,851
Accounts payable and accrued expenses	30,918	38,393
Other liabilities	3,971	3,941
Total liabilities(1)	1,428,160	1,506,374
Commitments and contingencies (Note 13)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 192,406,582 and 190,409,341 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,923	1,904
Additional paid-in capital	1,717,915	1,710,023
Retained earnings (accumulated deficit)	(1,331,734)	(1,302,755)
Accumulated other comprehensive income (loss)	(786)	467
Total NorthStar Healthcare Income, Inc. stockholders’ equity	387,318	409,639
Non-controlling interests	2,713	2,423
Total equity	390,031	412,062
Total liabilities and equity	$1,818,191	$1,918,436
_______________________________________
(1)Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which NorthStar Healthcare Income, Inc. (together with its consolidated subsidiaries, the “Company”) is the sole general partner and owns approximately 99.99%. As of September 30, 2021, the Operating Partnership includes $0.5 billion and $0.5 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Property and other revenues
Resident fee income	$27,370	$28,006	$83,906	$90,033
Rental income	37,006	39,114	101,669	118,309
Other revenue	38	23	80	165
Total property and other revenues	64,414	67,143	185,655	208,507
Interest income
Interest income on debt investments	1,067	1,927	4,667	5,738
Expenses
Real estate properties - operating expenses	45,784	46,501	136,503	137,530
Interest expense	15,780	16,459	47,767	49,591
Transaction costs	—	—	54	7
Asset management fees - related party	2,769	4,431	8,307	13,293
General and administrative expenses	2,432	3,446	8,544	8,763
Depreciation and amortization	13,828	15,945	44,772	48,929
Impairment loss	4,600	—	5,386	91,437
Total expenses	85,193	86,782	251,333	349,550
Other income (loss)
Other income, net	—	612	6,892	1,447
Realized gain (loss) on investments and other	75	—	7,479	—
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(19,637)	(17,100)	(46,640)	(133,858)
Equity in earnings (losses) of unconsolidated ventures	7,943	(1,043)	17,819	(36,799)
Income tax expense	(59)	(15)	(85)	(43)
Net income (loss)	(11,753)	(18,158)	(28,906)	(170,700)
Net (income) loss attributable to non-controlling interests	100	171	(73)	951
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(11,653)	$(17,987)	$(28,979)	$(169,749)
Net income (loss) per share of common stock, basic/diluted	$(0.06)	$(0.09)	$(0.15)	$(0.90)
Weighted average number of shares of common stock outstanding, basic/diluted (1)	191,937,161	189,756,911	191,285,186	189,378,629
Distributions declared per share of common stock	$—	$—	$—	$—
_______________________________________
(1)     The Company has issued 66,840 restricted stock units during the nine months ended September 30, 2021. The restricted stock units have been excluded from the diluted earnings per share calculation as their impact is anti-dilutive due to the net loss generated during the three and nine months ended September 30, 2021.

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(11,753)	$(18,158)	$(28,906)	$(170,700)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(671)	459	(1,253)	(399)
Total other comprehensive income (loss)	(671)	459	(1,253)	(399)
Comprehensive income (loss)	(12,424)	(17,699)	(30,159)	(171,099)
Comprehensive (income) loss attributable to non-controlling interests	100	171	(73)	951
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(12,324)	$(17,528)	$(30,232)	$(170,148)

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	190,409	$1,904	$1,710,023	$(1,302,755)	$467	$409,639	$2,423	$412,062
Share-based payment of advisor asset management fees	643	6	2,494	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	46	—	—	46	—	46
Non-controlling interests - contributions	—	—	—	—	—	—	240	240
Non-controlling interests - distributions	—	—	—	—	—	—	(350)	(350)
Other comprehensive income (loss)	—	—	—	—	(474)	(474)	—	(474)
Net income (loss)	—	—	—	(10,463)	—	(10,463)	308	(10,155)
Balance as of March 31, 2021 (Unaudited)	191,052	$1,910	$1,712,563	$(1,313,218)	$(7)	$401,248	$2,621	$403,869
Share-based payment of advisor asset management fees	643	6	2,494	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	73	—	—	73	—	73
Non-controlling interests - contributions	—	—	—	—	—	—	146	146
Non-controlling interests - distributions	—	—	—	—	—	—	(33)	(33)
Other comprehensive income (loss)	—	—	—	—	(108)	(108)	—	(108)
Net income (loss)	—	—	—	(6,863)	—	(6,863)	(135)	(6,998)
Balance as of June 30, 2021 (Unaudited)	191,695	$1,916	$1,715,130	$(1,320,081)	$(115)	$396,850	$2,599	$399,449
Share-based payment of advisor asset management fees	712	7	2,762	—	—	2,769	—	2,769
Amortization of equity-based compensation	—	—	23	—	—	23	—	23
Non-controlling interests - contributions	—	—	—	—	—	—	259	259
Non-controlling interests - distributions	—	—	—	—	—	—	(45)	(45)
Other comprehensive income (loss)	—	—	—	—	(671)	(671)	—	(671)
Net income (loss)	—	—	—	(11,653)	—	(11,653)	(100)	(11,753)
Balance as of September 30, 2021 (Unaudited)	192,407	$1,923	$1,717,915	$(1,331,734)	$(786)	$387,318	$2,713	$390,031

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(28,906)	$(170,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	(17,819)	36,799
Depreciation and amortization	44,772	48,929
Impairment loss	5,386	91,437
Capitalized interest for mortgage and other notes payable	—	222
Amortization of below market debt	2,369	2,311
Straight-line rental (income) loss, net	7,432	224
Amortization of discount/accretion of premium on investments	(697)	(92)
Amortization of deferred financing costs	1,354	1,416
Amortization of equity-based compensation	142	123
Paid-in-kind interest on real estate debt investment	(194)	—
Realized (gain) loss on investments and other	(7,479)	—
Change in allowance for uncollectible accounts	108	1,803
Issuance of common stock as payment for asset management fees	7,769	7,500
Changes in assets and liabilities:
Receivables	1,191	(4,363)
Other assets	(7,560)	4,961
Due to related party	(5,421)	(1,896)
Escrow deposits payable	1,758	1,137
Accounts payable and accrued expenses	(8,866)	8,274
Other liabilities	306	(105)
Net cash (used in) provided by operating activities	(4,355)	27,980
Cash flows from investing activities:
Capital expenditures for operating real estate	(17,344)	(8,990)
Sale of operating real estate	28,078	927
Repayment of real estate debt investment	74,376	—
Investments in unconsolidated ventures	(400)	—
Distributions from unconsolidated ventures	6,971	1,963
Real estate debt investment modification fee	686	—
Other assets	—	(35)
Net cash provided by (used in) investing activities	92,367	(6,135)
Cash flows from financing activities:
Borrowings from mortgage notes	26,000	—
Repayment of mortgage notes	(61,121)	(14,418)
Borrowings from line of credit - related party	—	35,000
Repayment of borrowings from line of credit - related party	(35,000)	—
Payment of deferred financing costs	(708)	—
Payments under finance leases	(446)	(457)
Shares redeemed for cash	—	(1,998)
Contributions from non-controlling interests	645	168
Distributions to non-controlling interests	(428)	(151)
Net cash (used in) provided by financing activities	(71,058)	18,144
Net increase in cash, cash equivalents and restricted cash	16,954	39,989
Cash, cash equivalents and restricted cash-beginning of period	93,570	58,820
Cash, cash equivalents and restricted cash-end of period	$110,524	$98,809

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$1,391	$616
Assets acquired under finance leases	144	112
Assets acquired under operating leases	100	—
Reclassification of assets held for sale	488,241	—

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Organization
NorthStar Healthcare Income, Inc., together with its consolidated subsidiaries (the “Company”), manages a diversified portfolio of investments in healthcare real estate, owned directly or through joint ventures, with a focus on the mid-acuity seniors housing sector, which the Company defines as assisted living (“ALF”), memory care (“MCF”), skilled nursing (“SNF”), independent living facilities (“ILF”) and continuing care retirement communities (“CCRC”), which have independent living, assisted living, skilled nursing and memory care available on one campus. Primarily through joint ventures, the Company is also invested in other healthcare property types, including medical office buildings (“MOB”), hospitals, rehabilitation facilities and ancillary healthcare services businesses. The Company’s investments are predominantly in the United States, but through its joint ventures also has international investments in the United Kingdom.
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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of September 30, 2021 and December 31, 2020. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of September 30, 2021, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
DigitalBridge manages capital on behalf of its stockholders, as well as institutional and retail investors. The Company’s advisor, CNI NSHC Advisors, LLC (the “Advisor”), is a subsidiary of DigitalBridge and manages its day-to-day operations pursuant to an advisory agreement. In September 2021, the Sponsor announced that it had entered into a purchase and sale agreement to divest of its healthcare platform, including the Advisor and the individuals currently engaged in the management and oversight of the healthcare platform.
From inception through September 30, 2021, the Company raised $2.0 billion in total gross proceeds from the sale of shares of common stock in its continuous, public offerings (the “Offering”), including $232.6 million pursuant to its distribution reinvestment plan (the “DRP”).
Impact of COVID-19
The world continues to experience the broad effects of the coronavirus 2019 (“COVID-19”) pandemic. The Company's healthcare real estate business and investments have been challenged by declines in resident occupancy and operating cash flows, increases in cost burden faced by operators, lease concessions sought by tenants, and a stressed market affecting real estate values in general. The Company anticipates lasting impacts of the COVID-19 pandemic on its business, even as states and municipalities have eased and may further ease restrictions.
The continuing impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on a variety of factors, which may differ considerably across regions and fluctuate over time. An extended recovery period increases

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
the risk of a prolonged negative impact on the Company’s financial condition and results of operations. While the Company has the ability to meet its near term liquidity needs, general market concerns over credit and liquidity continue, and the effects of COVID-19 may also lead to heightened risk of litigation, with an ensuing increase in litigation and related costs.
At this time, the progression of the global economic recovery from the broad effects of COVID-19 remains difficult for the Company to assess and estimate the future impact of COVID-19 on the Company's results of operations. Accordingly, any estimates of the effects of COVID-19 as reflected or discussed in these financial statements are based upon the Company's best estimates using information known to the Company as of the date of this Quarterly Report on Form 10-Q, and such estimates may change, the effects of which could be material. The Company will continue to monitor the progression of the economic recovery from COVID-19 and reassess its effects on the Company’s results of operations and recoverability of value across its assets as conditions change.
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
Reclassifications
Certain prior period amounts have been reclassified on the consolidated statements of operations from other revenue to other income, net to conform to current period presentation. Prior period federal COVID-19 provider relief funds, which totaled $0.6 million and $1.4 million for the three and nine months ended September 30, 2020, respectively, have been reclassified on the consolidated statements of operations from other revenue to other income, net.
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
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions. During the nine months ended September 30, 2021, the Company determined that a reconsideration event for an unconsolidated VIE did not result in a change in the evaluation that the Company is not the primary beneficiary.
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether each investment or financing is a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
As of September 30, 2021, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net and assets held for sale on the Company’s consolidated balance sheets as of September 30, 2021 is $222.8 million and $274.1 million, respectively, related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of September 30, 2021 is $440.4 million, collateralized by the real estate assets of the related consolidated VIEs.
Unconsolidated VIEs
As of September 30, 2021, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $220.9 million. The Company’s maximum exposure to loss as of September 30, 2021 would not exceed the carrying value of its investment in the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of September 30, 2021. During the nine months ended September 30, 2021, the Company contributed $0.4 million to an unconsolidated VIE. As of September 30, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	September 30, 2021 (Unaudited)	December 31, 2020
Cash and cash equivalents	$89,777	$65,995
Restricted cash	20,747	27,575
Total cash, cash equivalents and restricted cash	$110,524	$93,570
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment totaling $3.5 million, which is included in furniture, fixtures, and equipment within operating real estate, net and assets held for sale on the Company’s consolidated balance sheets. The leased equipment is amortized on a straight-line basis. For the nine months ended September 30, 2021 and 2020, payments for finance leases totaled $0.5 million, respectively.
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

October 1 to December 31, 2021	$168
Years Ending December 31:
2022	588
2023	167
2024	71
2025	29
Thereafter	50
Total minimum lease payments	$1,073
Less: Amount representing interest	$(75)
Present value of minimum lease payments	$998
The weighted average interest rate related to the finance lease obligations is 6.4% with a weighted average lease term of 2.2 years.
As of September 30, 2021, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
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
As of September 30, 2021, the Company classified the six net lease properties and eight operating facilities within the Watermark Fountains portfolio as held for sale. The Watermark Fountains portfolio is included in the Company’s net lease and operating direct investment segments. Refer to “—Subsequent Events” for further information.

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
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents deferred costs and intangible assets, net (dollars in thousands):

	September 30, 2021 (Unaudited)	December 31, 2020
Goodwill and intangible assets, net:
In-place lease value, net	$2,673	$4,635
Goodwill(1)	—	21,387
Certificate of need intangible assets(1)	—	380
Subtotal intangible assets	2,673	26,402
Deferred costs, net	35	81
Total	$2,708	$26,483
_______________________________________
(1)Represents amounts that have been classified as held for sale as of September 30, 2021.
The Company recorded amortization expense for in-place leases and deferred costs of $0.3 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded $1.3 million and $1.4 million, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In-place lease value, net includes a gross asset amount of $120.1 million for in-place leases related to the Company’s direct investment - net lease properties, of which $117.4 million has been amortized as of September 30, 2021. All other in-place leases related to the Company’s direct investment - operating properties have been fully amortized as of September 30, 2021.
The following table presents future amortization of in-place lease value and deferred costs (dollars in thousands):

October 1 to December 31, 2021	$101
Years Ending December 31:
2022	355
2023	337
2024	337
2025	337
Thereafter	1,241
Total	$2,708
Other Assets
The following table presents a summary of other assets (dollars in thousands):

	September 30, 2021 (Unaudited)	December 31, 2020
Other assets:
Healthcare facility regulatory reserve deposit(1)	$6,000	$—
Remainder interest in condominium units(2)	2,327	2,327
Prepaid expenses	5,033	3,798
Lease / rent inducements, net	2,978	2,246
Utility deposits	406	447
Other	597	863
Total	$17,341	$9,681
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
A summary of rental income recognized for the nine months ended September 30, 2021 for the Company’s direct net lease properties is as follows:
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
•Despite the adverse effects of COVID-19 on its operations, the operator of the Watermark Fountains net lease portfolio has remitted full contractual rent. Effective April 15, 2021, the Company executed a lease modification that allows the operator of the Watermark Fountains net lease portfolio to defer up to $3.0 million of contractual rent payments over the remaining term of the lease, which will be forgiven at the expiration or earlier termination of the lease, subject to the satisfaction and compliance with certain terms and conditions. The Company has recognized rental revenue on a straight-line basis based on the modified terms of the lease, with the assumption that the deferred contractual rent payments will be forgiven.
For the three months ended September 30, 2021 and 2020, total property and other revenues includes variable lease revenue of $3.5 million and $2.6 million, respectively. For the nine months ended September 30, 2021 and 2020, total property and other revenue includes variable lease revenue of $10.1 million and $10.9 million, respectively. Variable lease revenue includes ancillary services provided to operator/residents, as well as non-recurring services and fees at the Company’s operating facilities.
In addition, the Company recognized grant income received from the Provider Relief Fund administered by the U.S. Department of Health & Human Services (“DHHS”) totaling $7.4 million and $1.4 million for the nine months ended September 30, 2021 and 2020. The grant income is classified as other income, net in the consolidated statements of operations. These grants are intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Provided that we attest to and comply with certain terms and conditions of the grants, we will not be required to repay these grants in the future.
Lease Concessions Related to COVID-19
As a result of the COVID-19 pandemic, the Company continues to engage with affected operators on a case-by-case basis to evaluate and respond to the current environment and assess the potential for flexible payment terms. For lease concessions resulting directly from the impact of COVID-19 that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee, for example, where total payments required by the modified contract will be substantially the same as or less than the original contract, the Company made a policy election to account for the concessions as though the enforceable rights and obligations for those concessions existed in the lease contracts, under a relief provided by the Financial Accounting Standards Board (“FASB”). Under the relief, the concessions will not be treated as lease modifications that are accounted for over the remaining term of the respective leases, as the Company believes this would not accurately reflect the temporary economic effect of the concessions. Instead, (i) rent deferrals that meet the criteria will be treated as if no changes were made to the lease contract, with continued recognition of lease income and receivable under the original terms of the contract; and (ii) rent forgiveness that meets the criteria will be accounted for as variable lease payments in the affected periods.
Effective June 1, 2020, the Company granted a lease concession to the operator of its Watermark Fountains net lease portfolio. The concession allowed the operator to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The lease concession provided the operator relief consistent with the debt forbearance received from the lender of the properties in the portfolio. The lease concession period ended on August 31, 2020 and the operator has resumed remitting contractual rent payments, including amounts related to deferred rent granted under the lease concession. As of September 30, 2021, the operator has fully repaid the outstanding deferred rent.

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
Income recognition is suspended for an investment at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an investment is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an investment is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the investment becomes contractually current and performance is demonstrated to be resumed. Interest accrued and not collected will be reversed against interest income. An investment is written off when it is no longer realizable or legally discharged.
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
During the nine months ended September 30, 2021, the Company recorded impairment losses totaling $5.4 million on operating real estate, consisting of $4.6 million recognized for one independent living facility within the Winterfell portfolio, as a result of lower estimated future cash flows and market value and $0.8 million for its Smyrna net lease property, which was sold in May 2021. During the nine months ended September 30, 2020, the Company recorded impairment losses totaling $91.4 million on its operating real estate and held for sale investments.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the nine months ended September 30, 2021, the Company did not impair any of its investments in unconsolidated ventures, nor did the underlying joint ventures record any impairments or reserves on properties in their respective portfolios. During the nine months ended September 30, 2020, the Company did not impair any of its investments in unconsolidated ventures, however, the underlying joint ventures recorded impairments and reserves on properties in their respective portfolios, which the Company recognized through equity in earnings (losses), of which the Company’s proportionate share totaled $37.8 million.
Credit Losses on Real Estate Debt Investments and Receivables
The current expected credit loss model, in estimating expected credit losses over the life of a financial instrument at the time of origination or acquisition, considers historical loss experiences, current conditions and the effects of reasonable and supportable expectations of changes in future macroeconomic conditions. The Company assesses the estimate of expected credit losses on a quarterly basis or more frequently as necessary. The Company considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
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
As of September 30, 2021, the Company has not recorded an allowance for credit losses on its Financial Assets.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. For the nine months ended September 30, 2021, the Company did not incur any acquisition fees or expenses to the Advisor or third parties. The Company records as an expense for certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheets date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of September 30, 2021 totaled $22.2 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $59,000 and $85,000 for the three and nine months ended September 30, 2021, respectively. The Company recorded an income tax expense of approximately $15,000 and $43,000 for the three and nine months ended September 30, 2020, respectively.
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
As of September 30, 2021 and December 31, 2020, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which are reflected as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations.

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
Accounting for Certain Equity Investments—In January 2020, the FASB issued ASU No. 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The ASU clarifies that if as a result of an observable transaction, an equity investment under the measurement alternative is transitioned into equity method and vice versa, the investment is to be remeasured immediately before and after the transaction, respectively. The ASU also clarifies that certain forward contracts or purchased options to acquire equity securities that are not deemed to be derivatives or in-substance common stock will generally be measured using the fair value principles of ASC 321 before settlement or exercise, and that an entity should not be considering how it will account for the resulting investments upon eventual settlement or exercise. The Company adopted ASU No. 2020-01 on January 1, 2021, with no transitional impact upon adoption.
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
In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The guidance amends the scope of the recent reference rate reform guidance issued in ASU No. 2020-04. New optional expedients allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment to qualify for certain optional relief. The guidance was effective immediately and may be applied retrospectively to January 1, 2020. The Company is currently evaluating the effects of this new guidance.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	September 30, 2021 (Unaudited)	December 31, 2020
Land	$121,518	$234,706
Land improvements	17,582	23,797
Buildings and improvements	962,489	1,389,706
Tenant improvements	—	16,172
Construction in progress	4,047	2,535
Furniture, fixtures and equipment	82,123	108,055
Subtotal	$1,187,759	$1,774,971
Less: Accumulated depreciation	(215,322)	(291,041)
Operating real estate, net	$972,437	$1,483,930
For the three and nine months ended September 30, 2021, depreciation expense was $13.5 million and $43.5 million, respectively. For the three and nine months ended September 30, 2020, depreciation expense was $15.5 million and $47.5 million, respectively.
Within the table above, buildings and improvements have been reduced by accumulated impairment losses of $149.7 million and $213.9 million as of September 30, 2021 and December 31, 2020, respectively. Impairment loss, as presented on the consolidated statements of operations, totaled $5.4 million and $91.4 million for the nine months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021, the Company classified its Watermark Fountains net lease properties and operating facilities as held for sale. Refer to Note 2, “Summary of Significant Accounting Policies” for further information on impairment and assets held for sale.
4. Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value(1)
Portfolio	Acquisition Date	Ownership	September 30, 2021 (Unaudited)	December 31, 2020
Eclipse	May-2014	5.6%	$6,465	$5,624
Envoy(2)	Sep-2014	11.4%	—	2
Diversified US/UK	Dec-2014	14.3%	82,756	89,651
Espresso(3)	Jul-2015	36.7%	328	—
Trilogy	Dec-2015	23.2%	131,057	133,896
Subtotal			$220,606	$229,173
Operator Platform(4)	Jul-2017	20.0%	330	—
Total			$220,936	$229,173
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
(3)As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company recorded the excess equity in losses related to its unconsolidated venture as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture and was repaid in full during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Espresso joint venture recorded net income as a result of gains recognized on sub-portfolio sales, resulting in an increase in the Company’s carrying value of its unconsolidated investment.
(4)Represents investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%. During the nine months ended September 30, 2021, the Company contributed an additional $0.4 million to Solstice.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Eclipse	$(194)	$2,898	$(191)	$—	$3,739	$2,898	$(3,683)	$86
Envoy	—	78	—	198	740	817	—	390
Diversified US/UK	(330)	966	185	—	(2,387)	3,256	(37,905)	1,487
Espresso	7,693	—	60	—	18,636	—	(522)	—
Trilogy	763	—	(1,091)	—	(2,839)	—	5,365	—
Subtotal	$7,932	$3,942	$(1,037)	$198	$17,889	$6,971	$(36,745)	$1,963
Operator Platform(1)	11	—	(6)	—	(70)	—	(54)	—
Total	$7,943	$3,942	$(1,043)	$198	$17,819	$6,971	$(36,799)	$1,963
_______________________________________
(1)Represents the Company’s investment in Solstice.

5. Real Estate Debt Investments
The following table presents the Company’s one debt investment (dollars in thousands):

	Principal Amount		Carrying Value(1)
Asset Type:	September 30, 2021 (Unaudited)	December 31, 2020	September 30, 2021 (Unaudited)	December 31, 2020	Effective Interest Rate(2)
Mezzanine loan	$—	$74,182	$—	$55,864	14.0%
_______________________________________
(1)As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company has recorded the excess equity in losses related to its unconsolidated investment as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture. As of December 31, 2020, the cumulative excess equity in losses included in the mezzanine loan carrying value were $18.3 million. During the nine months ended September 30, 2021, the Espresso joint venture recorded net gains on sub-portfolio sales, which generated equity in earnings for the Company. As a result, the cumulative excess equity in losses included in the mezzanine loan carrying value were reduced to zero prior to its payoff.
(2)Represents the effective interest rate through the date of the final repayment in August 2021.
During the nine months ended September 30, 2021, the Company received principal repayments on its debt investment totaling $74.4 million, which includes payment-in-kind interest. The debt investment was repaid in full in August 2021. The borrower funded principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
For the nine months ended September 30, 2021, the mezzanine loan represented 100% of the Company’s interest income on debt investments as presented on the consolidated statements of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
6. Borrowings
The following table presents the Company’s mortgage and other notes payable (dollars in thousands):

				September 30, 2021 (Unaudited)		December 31, 2020
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Repaid	LIBOR + 2.92%	$—	$—	$20,189	$20,183
Frisco, TX(3)	Non-recourse	Feb 2026	3.0%	26,000	25,399	18,770	18,764
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,760	18,472	18,760	18,423
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	19,164	19,099	19,907	19,830
Rochester, NY(4)	Non-recourse	Aug 2027	LIBOR + 2.34%	101,224	100,466	101,224	100,378
Rochester, NY	Non-recourse	Aug 2022	LIBOR + 2.90%	11,779	11,756	12,800	12,584
Arbors Portfolio(5)
Various locations	Non-recourse	Feb 2025	3.99%	85,847	85,224	87,302	86,521
Watermark Fountains Portfolio(6)
Various locations	Non-recourse	Jun 2022	3.92%	379,716	379,253	386,607	385,606
Various locations	Non-recourse	Jun 2022	5.56%	72,468	72,348	73,439	73,180
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun 2025	4.17%	611,846	599,698	622,045	607,526
Avamere Portfolio(8)
Various locations	Non-recourse	Feb 2027	4.66%	69,544	69,136	70,427	69,962
Subtotal mortgage notes payable, net				$1,396,348	$1,380,851	$1,431,470	$1,412,957
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	Feb 2022	6.00%	3,914	3,914	3,914	3,914
Subtotal other notes payable, net				$3,914	$3,914	$3,914	$3,914
Total mortgage and other notes payable, net				$1,400,262	$1,384,765	$1,435,384	$1,416,871
_______________________________________
(1)Floating-rate borrowings total $131.8 million of principal outstanding and reference one-month LIBOR.
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
(6)Includes $379.7 million principal amount of fixed rate borrowings, secured by 14 healthcare real estate properties, cross-collateralized and subject to cross-default, as well as a supplemental financing totaling $72.5 million of principal, secured by seven healthcare real estate properties, cross-collateralized and subject to cross-default.
(7)Composed of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and subject to cross-default.
(8)Composed of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and subject to cross-default.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents future scheduled principal payments on mortgage and other notes payable based on final maturity (dollars in thousands):

October 1 to December 31, 2021	$6,842
Years Ending December 31:
2022	478,740
2023	19,696
2024	20,406
2025	670,302
Thereafter	204,276
Total	$1,400,262
As of September 30, 2021, the operator for the Arbors portfolio failed to remit rent and comply with other contractual terms of its lease agreement, which resulted in a default under the operator’s lease, which in turn, resulted in a non-monetary default under the mortgage notes collateralized by the properties. During the nine months ended September 30, 2021, the Company has remitted contractual debt service and is in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
In response to the operational challenges resulting from the COVID-19 pandemic, the Company entered into forbearance agreements to defer contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Watermark Fountains portfolios. The aggregate outstanding principal amount of these borrowings totaled $1.3 billion as of September 30, 2021. The deferred debt service must be repaid following the forbearance period with no additional interest or penalties incurred by the Company, subject to satisfaction of certain conditions. The deferral of payments ended during the year ended December 31, 2020 and the Company has resumed remitting debt service, together with the deferred debt service, on these mortgage notes payable. As of September 30, 2021, borrowings on properties within the Rochester and Watermark Fountains portfolios have deferred debt service outstanding. These borrowings remain in technical default and are subject to the terms of the forbearance agreements until all deferred debt service is repaid. Deferred debt service, which totaled $1.3 million as of September 30, 2021, is scheduled to be repaid in full for all borrowings by January 2022.
In addition, the forbearance agreement for a mortgage note payable on a property within the Rochester portfolio temporarily waived financial covenants under the mortgage note through December 31, 2020. As of September 30, 2021, the property did not satisfy the financial covenants under the mortgage note, which have been waived by the lender. As of September 30, 2021, the mortgage note payable had an outstanding principal balance of $19.2 million that matures in February 2025.
Line of Credit - Related Party
The following table presents the Company’s borrowings under the Sponsor line of credit as of September 30, 2021 (dollars in thousands):

	Principal Amount
Asset Type:	September 30, 2021 (Unaudited)	December 31, 2020	Capacity	Contractual Interest Rate	Maturity Date
Sponsor Line of Credit	$—	$35,000	$35,000	LIBOR + 3.50%	Jun 2023
In October 2017, the Company obtained a revolving line of credit from an affiliate of DigitalBridge (the “Sponsor Line”). As of September 30, 2021, the Sponsor Line has a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR. In June 2021, the maturity date was extended through June 2023.
In April 2020, the Company borrowed $35.0 million under the Sponsor Line to improve its liquidity position as a result of the COVID-19 pandemic. In July 2021, the Company repaid in full the outstanding borrowings. For the three months ended September 30, 2021 and 2020, interest expense on the Company’s consolidated statements of operations includes Sponsor Line interest of $0.1 million and $0.3 million, respectively. For the nine months ended September 30, 2021 and 2020, Sponsor Line interest totaled $0.7 million and $0.6 million, respectively.

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
Fees to Advisor
Asset Management Fee
Effective January 1, 2018, the Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of the Company’s most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by the board of directors in connection with a sale, transfer or other disposition of a substantial portion of the Company’s assets. Effective July 1, 2021, the asset management fee is paid entirely in shares of the Company’s common stock at a price per share equal to the most recently published net asset value per share and beginning on January 1, 2022 the fee will be reduced if the Company’s corporate cash balances exceeds $75.0 million, subject to the terms and conditions set forth in the advisory agreement.
The Advisor has also agreed that all shares of the Company’s common stock issued to it in consideration of the asset management fee will be subordinate in the Company’s share repurchase program (the “Share Repurchase Program”) to shares of the Company’s common stock held by third party stockholders for a period of two years, unless the advisory agreement is earlier terminated.
Incentive Fee
The Advisor is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through September 30, 2021, the Advisor has not received any incentive fees from the Company.
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to the Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2020	Nine Months Ended September 30, 2021			Due to Related Party as of September 30, 2021 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management fees-related party	$923	$8,307	$(8,307)	(2)	$923
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	7,395	7,634	(13,055)		1,974
Total		$8,318	$15,941	$(21,362)		$2,897
_______________________________________
(1)Includes $7.8 million paid in shares of the Company’s common stock.
(2)As of September 30, 2021, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.
Pursuant to the advisory agreement, for the nine months ended September 30, 2021, the Company issued 2.0 million shares totaling $7.8 million, based on the estimated value per share on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee. As of September 30, 2021, the Advisor, the Sponsor and their affiliates owned a total of 6.7 million shares or $26.0 million of the Company’s common stock based on the Company’s most recent estimated value per share. As of September 30, 2021, the Advisor, the Sponsor and their affiliates owned 3.5% of the total outstanding shares of the Company’s common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the nine months ended September 30, 2021, the Company recognized property management fee expense of $3.7 million paid to Solstice related to the Winterfell portfolio.

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
In addition, the Company owns a 23.2% interest in the Trilogy joint venture, of which American Healthcare REIT, Inc. (“AHR”) and the management of Trilogy own the remaining 76.8% of the portfolio. The Sponsor owns a passive, non-controlling interest in AHR’s operating partnership, which was formed by the combination of Griffin American Healthcare REIT III, Inc., American Healthcare Investors, LLC and Griffin-American Healthcare REIT IV, Inc.
Mezzanine Loan
In July 2015, the Company originated a $75.0 million mezzanine loan to a subsidiary of the Espresso joint venture, of which the Company owns a minority interest. In August 2021, the Company received full repayment of the outstanding principal balance of the loan. Refer to Note 5, “Real Estate Debt Investments” for further discussion.
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
Pursuant to the Plan, as of September 30, 2021, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 66,840 restricted stock units totaling $1.3 million and $0.3 million, respectively, based on the share price on the date of each grant.
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
The Company recognized equity-based compensation expense of $55,625 and $45,625, for the three months ended September 30, 2021 and 2020, respectively, and $174,458 and $123,292 for the nine months ended September 30, 2021 and 2020, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted stock and restricted stock units totaled $278,792 and $193,250 as of September 30, 2021 and December 31, 2020, respectively. Unvested shares totaled 8,344 and 30,403 as of September 30, 2021 and December 31, 2020, respectively. Unvested restricted stock units totaled 58,485 as of September 30, 2021.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. The purchase price under the Company’s initial DRP was $9.50. In connection with its determination of the offering price for shares of the Company’s common stock in the follow-on offering, the board of directors determined that distributions may be reinvested in shares of the Company’s common stock at a price of $9.69 per share, which was approximately 95% of the offering price of $10.20 per share established for purposes of the follow-on offering. In April 2016, the board of directors determined that distributions may be reinvested in shares of the Company’s common stock at a price equal to the most recent estimated value per share of common stock. The following table presents the estimated value per share of common stock based on when the value became effective:

Effective Date	Estimated Value per Share	Valuation Date
April 2016	$8.63	12/31/2015
December 2016	9.10	6/30/2016
December 2017	8.50	6/30/2017
December 2018	7.10	6/30/2018
December 2019	6.25	6/30/2019
December 2020	3.89	6/30/2020
Refer to Part II, Item 5. “Other Items” for additional details on the most recent published estimated value per share of common stock.
No selling commissions or dealer manager fees were paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the nine months ended September 30, 2021, the Company has not issued shares of common stock pursuant to the DRP. From inception through September 30, 2021, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP.
Distributions
Effective February 1, 2019, the Company’s board of directors determined to suspend distributions in order to preserve capital and liquidity and no distributions were declared during the nine months ended September 30, 2021.
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). For the nine months ended September 30, 2021, the Company generated net operating losses for tax purposes. The Company did not have positive REIT taxable income for its taxable year ending December 31, 2020, therefore, it was not required to make distributions to its stockholders in 2020 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2020 and includes a net operating loss carry-forward of $122.9 million.
Share Repurchase Program
The Company adopted the Share Repurchase Program that enabled stockholders to sell their shares to the Company in limited circumstances. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements.
In April 2020, the Company’s board of directors determined to suspend all repurchases under the Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity and has not repurchased any shares during the nine months ended September 30, 2021.
The Company had funded repurchase requests with cash on hand, borrowings or other available capital.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10. Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2021 and 2020 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.1 million for the three months ended September 30, 2021, and net income attributable to the other non-controlling interests was $0.1 million for the nine months ended September 30, 2021. Net loss attributable to the other non-controlling interests was $0.2 million and $1.0 million for the three and nine months ended September 30, 2020, respectively.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	September 30, 2021 (Unaudited)			December 31, 2020
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net(2)	$—	$—	$—	$74,182	$55,864	$74,182
Financial liabilities:(1)
Mortgage and other notes payable, net	$1,400,262	$1,384,765	$1,343,093	$1,435,384	$1,416,871	$1,354,832
Line of credit - related party(2)	—	—	—	35,000	35,000	35,000
_______________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Repaid in full during the three months ended September 30, 2021.
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
Real Estate Debt Investments, Net
The Company’s real estate debt investment’s fair value was determined by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. As of the reporting date, the Company believes that principal amount approximates fair value. The fair value measurement of the Company’s real estate debt investment is generally based on unobservable inputs, and as such, are classified as Level 3 of the fair value hierarchy. In August 2021, the Company’s real estate debt investment was repaid in full.
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
The following table summarizes the fair value, measured at the time of impairment, of Level 3 assets which have been measured at fair value on a nonrecurring basis during the periods presented and the associated impairment losses (dollars in thousands):

	September 30, 2021 (Unaudited)		December 31, 2020
	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Operating real estate, net	$11,793	$5,386	$234,650	$164,215
Assets held for sale	—	—	5,000	1,753
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
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Three Months Ended September 30, 2021	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$6,012	$58,364	$—	$—	$38	$64,414
Interest income on debt investments	—	—	—	1,067	—	1,067
Real estate properties - operating expenses	—	(45,784)	—	—	—	(45,784)
Interest expense	(2,907)	(12,768)	—	—	(105)	(15,780)
Transaction costs	—	—	—	—	—	—
Asset management fees - related party	—	—	—	—	(2,769)	(2,769)
General and administrative expenses	(64)	(111)	—	—	(2,257)	(2,432)
Depreciation and amortization	(3,027)	(10,801)	—	—	—	(13,828)
Impairment loss	—	(4,600)	—	—	—	(4,600)
Other income, net	—	—	—	—	—	—
Realized gain (loss) on investments and other	—	—	75	—	—	75
Equity in earnings (losses) of unconsolidated ventures	—	—	7,943	—	—	7,943
Income tax benefit (expense)	—	(59)	—	—	—	(59)
Net income (loss)	$14	$(15,759)	$8,018	$1,067	$(5,093)	$(11,753)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Three Months Ended September 30, 2020	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$8,225	$58,895	$—	$—	$23	$67,143
Interest income on debt investments	—	—	—	1,927	—	1,927
Real estate properties - operating expenses	—	(46,501)	—	—	—	(46,501)
Interest expense	(2,967)	(13,165)	—	—	(327)	(16,459)
Transaction costs	—	—	—	—	—	—
Asset management fees - related party	—	—	—	—	(4,431)	(4,431)
General and administrative expenses	(562)	(82)	—	—	(2,802)	(3,446)
Depreciation and amortization	(3,722)	(12,223)	—	—	—	(15,945)
Impairment loss	—	—	—	—	—	—
Other income, net	—	612	—	—	—	612
Realized gain (loss) on investments and other	—	—	—	—	—	—
Equity in earnings (losses) of unconsolidated ventures	—	—	(1,043)	—	—	(1,043)
Income tax expense	—	(15)	—	—	—	(15)
Net income (loss)	$974	$(12,479)	$(1,043)	$1,927	$(7,537)	$(18,158)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

	Direct Investments
Nine Months Ended September 30, 2021	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$10,942	$174,633	$—	$—	$80	$185,655
Interest income on debt investments	—	—	—	4,667	—	4,667
Real estate properties - operating expenses	(25)	(136,478)	—	—	—	(136,503)
Interest expense	(8,670)	(38,355)	—	—	(742)	(47,767)
Transaction costs	—	(54)	—	—	—	(54)
Asset management fees - related party	—	—	—	—	(8,307)	(8,307)
General and administrative expenses	(171)	(225)	—	—	(8,148)	(8,544)
Depreciation and amortization	(10,887)	(33,885)	—	—	—	(44,772)
Impairment loss	(786)	(4,600)	—	—	—	(5,386)
Other income, net	—	6,892	—	—	—	6,892
Realized gain (loss) on investments and other	(159)	7,563	75	—	—	7,479
Equity in earnings (losses) of unconsolidated ventures	—	—	17,819	—	—	17,819
Income tax expense	—	(85)	—	—	—	(85)
Net income (loss)	$(9,756)	$(24,594)	$17,894	$4,667	$(17,117)	$(28,906)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Nine Months Ended September 30, 2020	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$24,673	$183,669	$—	$—	$165	$208,507
Interest income on debt investments	—	—	—	5,738	—	5,738
Real estate properties - operating expenses	(13)	(137,517)	—	—	—	(137,530)
Interest expense	(8,879)	(40,089)	—	—	(623)	(49,591)
Transaction costs	—	(7)	—	—	—	(7)
Asset management fees - related party	—	—	—	—	(13,293)	(13,293)
General and administrative expenses	(667)	(182)	—	(19)	(7,895)	(8,763)
Depreciation and amortization	(11,123)	(37,806)	—	—	—	(48,929)
Impairment loss	(722)	(90,715)	—	—	—	(91,437)
Other income, net	—	1,447	—	—	—	1,447
Realized gain (loss) on investments and other	—	—	—	—	—	—
Equity in earnings (losses) of unconsolidated ventures	—	—	(36,799)	—	—	(36,799)
Income tax benefit (expense)	—	(43)	—	—	—	(43)
Net income (loss)	$3,269	$(121,243)	$(36,799)	$5,719	$(21,646)	$(170,700)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
September 30, 2021 (Unaudited)	$333,053	$1,193,988	$220,933	$—	$70,217	$1,818,191
December 31, 2020	348,688	1,223,045	229,170	56,502	61,031	1,918,436
______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.

The following table presents the operators and managers of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

				Nine Months Ended September 30, 2021
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities	(3)	28	5,049	$98,586	53.1%
Solstice Senior Living	(4)	32	4,000	73,128	39.4%
Avamere Health Services		5	453	12,795	6.9%
Arcadia Management	(5)	4	572	(4,399)	(2.4)%
Integral Senior Living	(6)	1	44	5,465	2.9%
Other	(7)	—	—	80	0.1%
Total		70	10,118	$185,655	100.0%
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
(3)Includes properties managed and operated by Watermark Retirement Communities that have been classified as held for sale as of September 30, 2021.
(4)Solstice is a joint venture of which affiliates of ISL own 80%.
(5)During the nine months ended September 30, 2021, the Company recorded rental income to the extent payments were received. Rental income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of rent under the lease was deemed not to be probable.
(6)Property and other revenues includes amounts from two properties sold in June 2021, which are excluded from the property count.
(7)Consists primarily of interest income earned on corporate-level cash accounts.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
13. Commitments and Contingencies
As of September 30, 2021, the Company believes there are no material contingencies that would affect its results of operations, cash flows or financial position.
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
General Uninsured Losses
The Company obtains various types of insurance to mitigate the impact of professional liability, property, business interruption, liability, flood, windstorm, earthquake, environmental and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events, including those that are related to the COVID-19 pandemic, that may be either uninsurable or not economically insurable.
Other
Other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, as well as commitments to fund capital expenditures for certain net lease properties. These commitments do not have a required minimum funding and are limited by agreed upon maximum annual funding amounts.
14.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to September 30, 2021 through the issuance of the consolidated financial statements.
Purchase and Sale Agreement
On November 1, 2021, the Company, acting through subsidiaries of its operating partnership (such subsidiaries, the “Sellers”), entered into a portfolio acquisition agreement (“Purchase Agreement”) with subsidiaries of Welltower Inc. (collectively, the Purchasers”), to sell the six net lease and eight operating properties in the Watermark Fountains portfolio for an aggregate sales price of $580.0 million, subject to the terms and conditions of the Purchase Agreement. As of September 30, 2021, the properties’ carrying value, which totaled $488.2 million, was classified as assets held for sale on the Company’s consolidated balance sheets.

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
In September 2021, our Sponsor announced that it had entered into a purchase and sale agreement to divest of its healthcare platform, including our Advisor and the individuals currently engaged in the management and oversight of the healthcare platform, to affiliates of Highgate Capital Investments, L.P., a leading real estate investment and hospitality management company, and Aurora Health Network, a healthcare-focused investment firm, or the Sponsor Transaction. The Sponsor Transaction is expected to close in the first quarter of 2022, subject to customary closing conditions and third party consents, including the consent of our board of directors, or the Board. If consummated, the Sponsor Transaction would result in a change of the ultimate owner and control of our Advisor, but does not directly impact the ownership or control of NorthStar Healthcare or any of its assets. Refer to “Risk Factors” in Part II, Item 1A. for additional information.
From inception through September 30, 2021, we raised $2.0 billion in total gross proceeds from the sale of shares of our common stock in our continuous, public offerings, including $232.6 million pursuant to our distribution reinvestment plan, or our DRP, collectively referred to as our Offering.
Significant Developments
COVID-19 Update
The world continues to experience the broad effects of the coronavirus 2019, or the COVID-19, pandemic. Our healthcare real estate business and investments have been challenged by declines in resident occupancy and operating cash flows, increases in cost burden faced by operators, lease concessions sought by tenants, and a stressed market affecting real estate values in general. We anticipate lasting impacts of the COVID-19 pandemic on our business, even as states and municipalities have eased and may further ease restrictions. Significant vaccine deployment has helped to reduce COVID-19 infections and transmissions within our communities and reduce preventative operating costs that continue to be incurred. However, evolving vaccine mandates and requirements continue to put pressure on the labor market and related expenses.
The continuing impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, which may differ considerably across regions and fluctuate over time. An extended recovery period increases the risk of a prolonged negative impact on our financial condition and results of operations. While we have the ability to meet our near term liquidity needs, general market concerns over credit and liquidity continue, and the effects of COVID-19 may also lead to heightened risk of litigation, with an ensuing increase in litigation and related costs.

At this time, the progression of the global economic recovery from the broad effects of the pandemic is difficult to assess and estimate the future impact on our results of operations. Accordingly, any estimates of the effects of COVID-19 as reflected or discussed are based upon our best estimates using information known to us as of the date of this Quarterly Report on Form 10-Q, and such estimates may change in the future, the effects of which could be material.
We are actively managing capital needs and liquidity to mitigate the financial impact of COVID-19 on our business and preserve long-term value for our stockholders. We continue to see demand and lead generation for our communities and remain optimistic on the long-term outlook for the seniors housing industry.
Operating Performance
The following is a summary of the performance of our investment segments for the three months ended September 30, 2021 as compared to the three months ended June 30, 2021. For additional information on financial results, refer to “—Results of Operations.”
Direct Investments - Operating
During the three months ended September 30, 2021, our direct operating investments experienced a 12.3% increase in the number of resident move-ins over the three months ended June 30, 2021, while the number of move-outs increased 2.6% over the same period. A summary of average occupancy by manager is as follows:

	Average Monthly Occupancy			Average Quarterly Occupancy
Operator / Manager	September 2021	June 2021	Variance	Q3 2021	Q2 2021	Variance
Watermark Retirement Communities	75.0%	74.0%	1.0%	74.5%	73.3%	1.2%
Solstice Senior Living	76.0%	71.8%	4.2%	74.7%	71.7%	3.0%
Avamere Health Services	84.1%	81.5%	2.6%	82.3%	80.1%	2.2%
Integral Senior Living	100.0%	97.5%	2.5%	99.2%	99.2%	—%
Direct Investments - Operating	76.1%	73.5%	2.6%	75.1%	73.1%	2.0%
On a same store basis, rental and resident fee income of our direct operating investments increased to $58.4 million for the three months ended September 30, 2021 as compared to $57.1 million for the three months ended June 30, 2021 as a result of improved occupancy.
On a same store basis, property operating expenses increased to $45.0 million for the three months ended September 30, 2021 as compared to $42.9 million for the three months ended June 30, 2021. We continue to experience staffing challenges and, in turn, salaries and wages expense has increased due to additional overtime hours and use of agency and contract labor to fill open positions. In addition, improved volume of resident move-ins has increased sales and marketing expenses while the resumption of normalized business operations has allowed our managers to complete deferred repairs and maintenance projects. COVID-19 related expenses totaled $0.7 million for the three months ended September 30, 2021 as compared to $1.0 million for the three months ended June 30, 2021, which are excluded from the same store comparison.
Overall, on a same store basis, rental and resident fee income, net of property operating expenses, of our direct operating investments decreased to $13.4 million for the three months ended September 30, 2021 as compared to $14.2 million for the three months ended June 30, 2021.
Direct Investments - Net Lease
During the three months ended September 30, 2021, we recognized $6.4 million of rental income as compared to $5.2 million during the three months ended June 30, 2021, excluding straight-line rental adjustments in both periods. A summary of rental income from our direct net lease investments is as follows:
•We sold our Smyrna property in May 2021. No rental income was received or recognized from the operator during the nine months ended September 30, 2021.
•The operator of our Arbors portfolio has failed to remit rent and satisfy other lease conditions. Contractual monthly rent obligations have been remitted through April 2021 and we have recorded rental income to the extent rental payments were received during the three months ended September 30, 2021.
•Despite the adverse effects of COVID-19 on its operations, the operator of our Watermark Fountains net lease portfolio has remitted full contractual rent. In April 2021, we executed a lease modification that allows the operator to defer up to $3.0 million of contractual rent payments over the remaining term of the lease, which will be forgiven at the expiration or earlier termination of the lease, subject to the satisfaction and compliance with certain terms and conditions. The

Company has recognized rental revenue on a straight-line basis based on the modified terms of the lease, with the assumption that the deferred contractual rent payments will be forgiven.
Debt Investments
During the three months ended September 30, 2021, interest income generated by our mezzanine loan debt investment totaled $1.1 million, a decrease from $1.4 million for the three months ended June 30, 2021, as a result of the loan being repaid in full in August 2021. The borrower funded principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
Unconsolidated Investments
Overall, our unconsolidated investment portfolios experienced similar operational challenges presented by the COVID-19 pandemic as our direct operating investments. Equity in earnings totaled $7.9 million for the three months ended September 30, 2021 as compared to $10.8 million for the three months ended June 30, 2021. Equity in earnings includes our proportionate share of net gains from sales transactions in the Espresso and Eclipse joint ventures, which totaled $7.5 million and $9.5 million for the three months ended September 30, 2021 and June 30, 2021, respectively. These sales resulted in lower rental income recognized by the joint ventures during the three months ended September 30, 2021.
During the three months ended September 30, 2021, we received distributions from our Eclipse, Diversified US/UK and Envoy unconsolidated investments totaling $3.9 million. Distributions continued to be limited by reinvestment and development in the Trilogy joint venture, operational declines in the Eclipse joint ventures and debt repayments in the Espresso joint venture, all of which have negatively impacted our liquidity position.
Investments, Financings and Disposition Activities
The following is a summary of significant investment, financing and disposition activities during the nine months ended September 30, 2021:
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
•In July 2021, we repaid in full the $35.0 million outstanding borrowings under our revolving line of credit from an affiliate of DigitalBridge, or the Sponsor Line.
•In August 2021, the outstanding principal balance of our mezzanine loan was repaid in full. Principal repayments received during the nine months ended September 30, 2021 totaled $74.4 million, which includes payment-in-kind interest. The borrower funded these principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
•We recorded impairment losses totaling $5.4 million for one operating property within the Winterfell portfolio and one net lease property, which was sold in May 2021.
Recent Developments
The following is a discussion of material events which have occurred subsequent to September 30, 2021 through November 11, 2021.

Purchase and Sale Agreement
On November 1, 2021, we, acting through subsidiaries of our operating partnership, entered into a portfolio acquisition agreement, or the Purchase Agreement with subsidiaries of Welltower Inc. to sell the six net lease and eight operating properties in our Watermark Fountains portfolio for an aggregate sales price of $580.0 million, subject to the terms and conditions of the Purchase Agreement. As of September 30, 2021, the properties’ carrying value, which totaled $488.2 million, was classified as assets held for sale on our consolidated balance sheets. The transaction has been contemplated in and consistent with the most recently estimated net asset per share as approved on November 11, 2021. We currently expect the transaction to be completed in December 2021; however, there is no assurance that the transaction will close in the timeframe contemplated or on the terms anticipated, if at all.
Estimated Net Asset Value
On November 11, 2021, upon the recommendation of the audit committee, or the Audit Committee, of the Board, the Board, including all of its independent directors, approved and established an estimated value per share of our common stock of $3.91. Refer to Part II, Item 5. “Other Items” for additional information.
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
•Debt Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate. During nine months ended September 30, 2021, we had one mezzanine loan, which was repaid in August 2021.
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

The following table presents a summary of investments as of September 30, 2021 (dollars in thousands):

		Properties(1)(2)
Investment Type / Portfolio	Amount(2)(3)	Seniors Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Net Lease
Arbors	$126,825	4	—	—	—	4	Northeast	100.0%
Subtotal	$126,825	4	—	—	—	4

Direct Investments - Operating
Winterfell	$904,985	32	—	—	—	32	Various	100.0%
Rochester	219,518	10	—	—	—	10	Northeast	97.0%
Watermark Aqua	77,521	4	—	—	—	4	Southwest/Midwest	97.0%
Avamere	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	19,427	1	—	—	—	1	West	100.0%
Other(4)	2,327	—	—	—	—	—	West	97.0%
Subtotal	$1,323,216	52	—	—	—	52

Unconsolidated Investments
Diversified US/UK	$445,855	92	106	39	9	246	Various	14.3%
Trilogy(5)	401,861	22	—	69	—	91	Various	23.2%
Espresso	221,243	5	—	105	—	110	Various	36.7%
Eclipse	37,291	42	—	9	—	51	Various	5.6%
Solstice(6)	—	—	—	—	—	—	Various	20.0%
Subtotal	$1,106,250	161	106	222	9	498

Total Investments	$2,556,291	217	106	222	9	554
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
(4)Represents eight condominium units for which we hold future interests.
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
Our investments include the following types of healthcare facilities as of September 30, 2021:
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
The weighted average resident occupancy of our operating properties was 75.1% for the three months ended September 30, 2021.
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
Our net lease properties are leased to two operators. The remaining lease term for each operator as of September 30, 2021 is as follows:

Operator	Properties Leased		Remaining Lease Term (Years)
Watermark Retirement Communities	6	(1)	0.5
Arcadia Management	4	(2)	8.0
_______________________________________
(1)The lease for the properties operated by Watermark Retirement Communities expires in March 2022. As of September 30, 2021, these properties have been classified as held for sale.
(2)Operator has failed to remit rent and comply with other contractual terms of its lease agreement, which resulted in a default under the operator’s lease as of September 30, 2021.

Operators and Managers
The following table presents the operators and managers of our direct investments (dollars in thousands):

				Nine Months Ended September 30, 2021
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities	(3)	28	5,049	$98,586	53.1%
Solstice Senior Living	(4)	32	4,000	73,128	39.4%
Avamere Health Services		5	453	12,795	6.9%
Arcadia Management	(5)	4	572	(4,399)	(2.4)%
Integral Senior Living	(6)	1	44	5,465	2.9%
Other	(7)	—	—	80	0.1%
Total		70	10,118	$185,655	100.0%
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
(3)Includes properties managed and operated by Watermark Retirement Communities that have been classified as held for sale as of September 30, 2021.
(4)Solstice is a joint venture of which affiliates of ISL own 80%.
(5)During the nine months ended September 30, 2021, we recorded rental income to the extent lease payments were received. Rental income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of rent under the lease was deemed not to be probable.
(6)Property and other revenues includes amounts from two properties sold in June 2021, which are excluded from the property count.
(7)Consists primarily of interest income earned on corporate-level cash accounts.
Watermark Retirement Communities and Solstice, together with their affiliates, manage substantially all of our operating properties. As a result, we are dependent upon their personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our properties efficiently and effectively. Through our 20.0% ownership of Solstice, we are entitled to certain rights and minority protections. As Solstice is a joint venture formed exclusively to operate the Winterfell portfolio, Solstice has generated, and may continue to generate, operating losses if declines in occupancy and operating revenues at our Winterfell portfolio continue. During the nine months ended September 30, 2021, we contributed an additional $0.4 million to Solstice.
Unconsolidated Investments
The following table presents our unconsolidated investments (dollars in thousands):

						Properties as of September 30, 2021(1)
Portfolio	Partner	Acquisition Date	Ownership	AUM(2)	Equity Investment(3)	Seniors Housing Facilities	MOB	SNF	Hospitals	Total
Eclipse	DigitalBridge/Formation Capital, LLC	May-2014	5.6%	$37,291	$23,400	42	—	9	—	51
Diversified US/UK	DigitalBridge	Dec-2014	14.3%	445,855	243,544	92	106	39	9	246
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	221,243	55,146	5	—	105	—	110
Trilogy	American Healthcare REIT / Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	401,861	189,032	22	—	69	—	91
Subtotal				$1,106,250	$511,122	161	106	222	9	498
Solstice		Jul-2017	20.0%	—	402	—	—	—	—	—
Total				$1,106,250	$511,524	161	106	222	9	498
_______________________________________
(1)Excludes properties classified as held for sale.
(2)Represents assets under management based on cost, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Does not include cost of properties held for sale.
(3)Represents initial and subsequent contributions to the underlying joint venture through September 30, 2021.

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
•Trilogy. Portfolio of predominantly SNFs located in the Midwest and operated pursuant to management agreements with Trilogy Health Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. American Healthcare REIT, Inc. or AHR, and management of Trilogy own the remaining 76.8% of this portfolio.
•Solstice. Operator platform joint venture established to manage the operations of the Winterfell portfolio. An affiliate of ISL owns the remaining 80.0%.
Debt Investments
Our investments in real estate debt secured by healthcare facilities consisted of one mezzanine loan to the Espresso portfolio, in which we also have an equity investment. Refer to “—Unconsolidated Investments” above. In August 2021, the outstanding principal balance of the mezzanine loan was repaid in full. Refer to “—Significant Developments” for further detail.
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
•Pursue Dispositions and Opportunities for Asset Repositioning. We will actively pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return, improve our liquidity position and generate value for shareholders. Additionally, we will continue to assess the need for strategic repositioning or sale of assets, joint ventures, operators and markets to position our portfolio for optimal performance.
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
Outlook and Recent Trends
The healthcare industry, which includes ILFs, ALFs, MCFs, CCRCs, SNFs, MOBs and hospitals, continues to experience the effects of COVID-19, including declines in resident occupancy and operating cash flows, compressed operating margins and a stressed market affecting healthcare real estate values in general. Operating results will continue to be impacted to the extent occupancy declines continue and additional staffing and cost burdens persist. The healthcare industry’s operational and financial recovery from the impact of the COVID-19 will depend on a variety of factors, which may differ considerably across regions, fluctuate over time and are highly uncertain.
The industry experienced a higher pace of move-ins during the third quarter of 2021 as compared to the second quarter of 2021. As a result of overall increase in resident demand, improving consumer sentiment and easing restrictions on visitation and admissions, the seniors housing industry occupancy average rose to 80.1% during the third quarter of 2021 from 78.7% in the second quarter of 2021. However, annual inventory growth remained at 2.5% during the third quarter of 2021, with an elevated construction versus inventory ratio of 4.9% in the third quarter of 2021 (source: The National Investment Centers for Seniors Housing & Care, or NIC).
COVID-19 Relief
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act has provided over $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. Beginning September 2020, licensed assisted living providers became eligible to apply for funding under the Provider Relief Fund Phase 2 General Distribution allocation and remain eligible under the Provider Relief Fund Phase 3 and Phase 4 General Distributions. In September 2021, the U.S. Department of Health & Human Services, or the DHHS, announced the release of additional funding under the CARES Act, which includes $17 billion for Phase 4 Provider Relief Funds.
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
Supply growth, which has outpaced demand, has challenged the seniors housing industry over the past several years. New inventory, coupled with the average move-in age of seniors housing residents increasing over time, has resulted in declining occupancy for the industry on average. Further, to remain competitive with the new supply, owners and operators of older facilities have increased capital expenditure spending, which in turn has negatively affected cash flow. While off its peak of 7.7% in the fourth quarter of 2017, seniors housing under construction as a share of inventory was 4.9% in the third quarter of 2021 (source: NIC). It is expected that development starts will be limited in the short-term future, in part due to the disruption caused by the COVID-19 pandemic, however, as demographics and demand continues to increase long-term, supply growth will follow.
As a result of increased supply, the seniors housing industry has experienced competitive pressures that have limited rent growth over the past several years. Average market rent growth reached its peak of 4.2% in 2016 and has since decreased to 1.5% as of the third quarter of 2021, with pressures caused by the COVID-19 pandemic contributing to the decline (source: NIC). Limited future supply growth and reestablishing normal operations in a post-pandemic environment will be factors in achieving near and long term revenue growth for the industry.
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
Impairment
During the nine months ended September 30, 2021, we recorded impairment losses totaling $5.4 million on our operating real estate, consisting of $4.6 million recognized for one independent living facility within our Winterfell portfolio, as a result of lower estimated future cash flows and market value and $0.8 million for our Smyrna net lease property, which was sold in May 2021.
As of December 31, 2020, we had accumulated impairment losses of $145.1 million for operating real estate, excluding assets held for sale, that we continue to hold as of September 30, 2021. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for additional information regarding impairment recorded in prior years.
During the nine months ended September 30, 2021, we did not impair any of our investments in unconsolidated ventures, nor did the underlying joint ventures record any impairments or reserves on properties in their respective portfolios during the nine months ended September 30, 2021.
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
Results of Operations
Impact of COVID-19
Our healthcare real estate business and investments have been challenged by declines in resident occupancy and operating cash flows, increases in cost burden faced by operators, lease concessions sought by tenants, and a stressed market affecting real estate values in general. We anticipate lasting impacts of the COVID-19 pandemic, even as states and municipalities have eased and may further ease restrictions. We continue to monitor the progression of the economic recovery from COVID-19 and its effects on our results of operations and assess recoverability of value across our assets as conditions change.

Comparison of the Three Months Ended September 30, 2021 to September 30, 2020 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Property and other revenues
Resident fee income	$27,370	$28,006	$(636)	(2.3)%
Rental income	37,006	39,114	(2,108)	(5.4)%
Other revenue	38	23	15	65.2%
Total property and other revenues	64,414	67,143	(2,729)	(4.1)%
Interest income
Interest income on debt investments	1,067	1,927	(860)	(44.6)%
Expenses
Real estate properties - operating expenses	45,784	46,501	(717)	(1.5)%
Interest expense	15,780	16,459	(679)	(4.1)%
Transaction costs	—	—	—	NA
Asset management fees - related party	2,769	4,431	(1,662)	(37.5)%
General and administrative expenses	2,432	3,446	(1,014)	(29.4)%
Depreciation and amortization	13,828	15,945	(2,117)	(13.3)%
Impairment loss	4,600	—	4,600	NA
Total expenses	85,193	86,782	(1,589)	(1.8)%
Other income, net	—	612	(612)	(100.0)%
Realized gain (loss) on investments and other	75	—	75	NA
Equity in earnings (losses) of unconsolidated ventures	7,943	(1,043)	8,986	(861.6)%
Income tax expense	(59)	(15)	(44)	293.3%
Net income (loss)	$(11,753)	$(18,158)	$6,405	(35.3)%
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store ALF/MCF/CCRC properties (excludes properties sold)	$27,370	$25,725	$1,645	6.4%
Properties sold	—	2,281	(2,281)	(100.0)%
Total resident fee income	$27,370	$28,006	$(636)	(2)%
On a same store basis, resident fee income increased by $1.6 million primarily as a result of improved operational and financial performance in our CCRCs during the three months ended September 30, 2021.
Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store ILF properties (excludes properties sold)	$30,994	$30,889	$105	0.3%
Same store net lease properties (excludes properties sold)
Rent payments	6,359	8,379	(2,020)	(24.1)%
Straight-line rent income (loss)	(347)	(154)	(193)	125.3%
Total rental income	$37,006	$39,114	$(2,108)	(5.4)%
Rental income decreased $2.1 million primarily due to the operator of our Arbors net lease portfolio not remitting full contractual rent during the three months ended September 30, 2021, as well as lower contractual rent recognized under the amended terms of the lease with the operator of our Watermark Fountains net lease portfolio.

Other Revenue
Other revenue increased primarily as a result of interest earned on higher uninvested cash balances during the three months ended September 30, 2021.
Interest Income on Debt Investments
During the three months ended September 30, 2021, interest income generated by our one mezzanine loan debt investment decreased as the result of full repayment of the loan in August 2021. The borrower funded principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold and COVID-19 related expenses)
ALF/MCF/CCRC properties	$21,537	$20,227	$1,310	6.5%
ILF properties	23,528	20,880	2,648	12.7%
COVID-19 related expenses	720	2,577	(1,857)	(72.1)%
Properties sold	(1)	2,817	(2,818)	(100.0)%
Total real estate properties - operating expenses	$45,784	$46,501	$(717)	(1.5)%
Overall, total operating expenses decreased $0.7 million primarily due to the sale of three properties during the first half of 2021, as well as declines in COVID-19 related expenses. COVID-19 related expenses include personal protective equipment for residents and staff, as well as wages for increased staffing.
Excluding properties sold and COVID-19 related expenses, operating expenses increased $4.0 million primarily as a result of our operators experiencing staffing challenges, which has increased salaries and wages due to additional overtime hours and use of agency and contract labor to fill open positions. In addition, the resumption of normalized business operations has allowed our operators to complete deferred repairs and maintenance projects.
Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold)
ALF/MCF/CCRC properties	$4,489	$4,518	$(29)	(0.6)%
ILF properties	8,279	8,476	(197)	(2.3)%
Net lease properties	2,907	2,967	(60)	(2.0)%
Properties sold	—	171	(171)	(100.0)%
Corporate	105	327	(222)	(67.9)%
Total interest expense	$15,780	$16,459	$(679)	(4.1)%
Interest expense decreased $0.7 million as a result of lower average mortgage notes principal balances outstanding during the three months ended September 30, 2021 due to continued principal amortization and loan payoffs, in addition to lower London Interbank Offered Rate, or LIBOR, which has reduced interest expense on our floating-rate debt. Corporate interest expense represents interest resulting from the borrowings under our Sponsor Line, which was fully repaid in July 2021.
Asset Management Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management fees - related party decreased $1.7 million as a result of the declining estimated net asset value year over year.
General and Administrative Expenses
General and administrative expenses decreased $1.0 million primarily due to a one-time non-operating compensation cost for a property within the Watermark Fountains net lease portfolio recognized during the three months ended September 30, 2020, as well as lower direct corporate expenses incurred during the three months ended September 30, 2021.

Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold)
ALF/MCF/CCRC properties	$3,444	$4,649	$(1,205)	(25.9)%
ILF properties	7,356	7,257	99	1.4%
Net lease properties	3,027	3,699	(672)	(18.2)%
Properties sold	1	340	(339)	(99.7)%
Total depreciation and amortization	$13,828	$15,945	$(2,117)	(13.3)%
Depreciation and amortization expense decreased $2.1 million, primarily as a result of classifying the Watermark Fountains portfolio as held for sale in August 2021, as well as impairments recognized during the year ended December 31, 2020, which reduced building depreciation expense.
Impairment Loss
During the three months ended September 30, 2021, impairment losses on operating real estate totaled $4.6 million for one independent living facility within the Winterfell portfolio. Refer to “—Impairment” for additional discussion.
During the three months ended September 30, 2020, we did not incur any impairment losses on operating real estate assets.
Other Income, Net
During the three months ended September 30, 2021 we did not recognize any other income, net. Other income for the three months ended September 30, 2020 consisted of $0.6 million in federal COVID-19 provider relief grants from DHHS received and recognized by properties in our Avamere, Watermark Fountains and Kansas City portfolios.
Realized Gain (Loss) on Investments and Other
During the three months ended September 30, 2021, we realized gains of $0.1 million for distributions received from the Envoy joint venture that exceeded our carrying value in the investment. During the three months ended September 30, 2020, we did not recognize any realized gains or losses.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Three Months Ended September 30,								Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020			2021	2020
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, less FFO and MFFO adjustments		Increase (Decrease)		Cash Distributions
Eclipse	$(194)	$(191)	$(273)	$(463)	$79	$272	$(193)	(71.0)%	$2,898	$—
Envoy	—	—	—	—	—	—	—	—%	78	198
Diversified US/UK	(330)	185	(3,724)	(2,273)	3,394	2,458	936	38.1%	966	—
Espresso	7,693	60	5,370	(2,814)	2,323	2,874	(551)	(19.2)%	—	—
Trilogy	763	(1,091)	(3,663)	(3,052)	4,426	1,961	2,465	125.7%	—	—
Subtotal	$7,932	$(1,037)	$(2,290)	$(8,602)	$10,222	$7,565	$2,657	35.1%	$3,942	$198
Operator Platform(2)	11	(6)	(1)	—	12	(6)	18	(300.0)%	—	—
Total	$7,943	$(1,043)	$(2,291)	$(8,602)	$10,234	$7,559	$2,675	35.4%	$3,942	$198
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
(2)Represents our investment in Solstice.
Our equity in earnings generated by our unconsolidated ventures increased $9.0 million primarily due to recognized gains on assets sold in the Espresso portfolio as well as improved performance at Trilogy during the three months ended September 30, 2021.

Equity in earnings, less FFO and MFFO adjustments, increased by $2.7 million. primarily due to occupancy and operational improvements in the Trilogy joint venture. The increase was partially offset by declines in rental income in the Espresso and Eclipse joint ventures due to sub-portfolio sales completed in 2021.
Income Tax Expense
Income tax expense was $59,000 and $15,000 for the three months ended September 30, 2021 and 2020, respectively, and relates to our operating properties, which operate through a taxable REIT subsidiary structure.

Comparison of the Nine Months Ended September 30, 2021 to September 30, 2020 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Property and other revenues
Resident fee income	$83,906	$90,033	$(6,127)	(6.8)%
Rental income	101,669	118,309	(16,640)	(14.1)%
Other revenue	80	165	(85)	(51.5)%
Total property and other revenues	185,655	208,507	(22,852)	(11.0)%
Interest income
Interest income on debt investments	4,667	5,738	(1,071)	(18.7)%
Expenses
Real estate properties - operating expenses	136,503	137,530	(1,027)	(0.7)%
Interest expense	47,767	49,591	(1,824)	(3.7)%
Transaction costs	54	7	47	671.4%
Asset management fees - related party	8,307	13,293	(4,986)	(37.5)%
General and administrative expenses	8,544	8,763	(219)	(2.5)%
Depreciation and amortization	44,772	48,929	(4,157)	(8.5)%
Impairment loss	5,386	91,437	(86,051)	(94.1)%
Total expenses	251,333	349,550	(98,217)	(28.1)%
Other income, net	6,892	1,447	5,445	376.3%
Realized gain (loss) on investments and other	7,479	—	7,479	NA
Equity in earnings (losses) of unconsolidated ventures	17,819	(36,799)	54,618	(148.4)%
Income tax expense	(85)	(43)	(42)	97.7%
Net income (loss)	$(28,906)	$(170,700)	$141,794	(83.1)%
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store ALF/MCF/CCRC properties (excludes properties sold)	$80,685	$82,494	$(1,809)	(2.2)%
Properties sold	3,221	7,539	(4,318)	(57.3)%
Total resident fee income	$83,906	$90,033	$(6,127)	(7)%
On a same store basis, resident fee income decreased $1.8 million primarily as a result of lower occupancy at our ALFs, MCFs and CCRCs during the nine months ended September 30, 2021. Limited move-ins and elevated move-outs throughout the COVID-19 pandemic resulted in lower occupancy across our direct operating investments.

Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store ILF properties (excludes properties sold)	$90,727	$93,636	$(2,909)	(3.1)%
Same store net lease properties (excludes properties sold)
Rent payments	18,375	24,897	(6,522)	(26.2)%
Straight-line rent income (loss)	(7,433)	(224)	(7,209)	3,218.3%
Total rental income	$101,669	$118,309	$(16,640)	(14.1)%
Rental income decreased $16.6 million primarily due to the operator of our Arbors net lease portfolio not remitting full contractual rent during the nine months ended September 30, 2021, which also resulted in the write-off of straight-line rent receivables. Additionally, lower contractual rent recognized under the amended terms of the lease with the operator of our Watermark Fountains net lease portfolio. Limited move-ins and elevated move-outs throughout the COVID-19 pandemic resulted in lower average occupancy for our ILFs.
Other Revenue
Other revenue decreased primarily as a result of lower interest earned on uninvested cash during the nine months ended September 30, 2021.
Interest Income on Debt Investments
During the nine months ended September 30, 2021, interest income generated by our one mezzanine loan debt investment decreased as a result of receiving the full repayment of outstanding principal in August 2021. The borrower funded principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
Real Estate Properties - Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold and COVID-19 related expenses)
ALF/MCF/CCRC properties	$62,364	$60,554	$1,810	3.0%
ILF properties	66,763	62,256	4,507	7.2%
Net lease properties	25	13	12	92.3%
COVID-19 related expenses	3,324	5,955	(2,631)	(44.2)%
Properties sold	4,027	8,752	(4,725)	(54.0)
Total real estate properties - operating expenses	$136,503	$137,530	$(1,027)	(0.7)%
Overall, total operating expenses decreased $1.0 million primarily due to the sale of a property within the Aqua portfolio in the first quarter of 2021 and the sale of the Kansas City portfolio in the second quarter of 2021, as well as declines in COVID-19 related expenses.
Excluding properties sold and COVID-19 related expenses, operating expenses increased $6.3 million, primarily as a result of our operators experiencing staffing challenges, which has increased salaries and wages due to additional overtime hours and use of agency and contract labor to fill open positions. In addition, the resumption of normalized business operations has allowed our operators to complete deferred repairs and maintenance projects.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold)
ALF/MCF/CCRC properties	$13,387	$13,776	$(389)	(2.8)%
ILF properties	24,809	25,704	(895)	(3.5)%
Net lease properties	8,670	8,879	(209)	(2.4)%
Properties sold	160	609	(449)	(73.7)%
Corporate	741	623	118	18.9%
Total interest expense	$47,767	$49,591	$(1,824)	(3.7)%
Interest expense decreased $1.8 million as a result of lower average mortgage notes principal balances outstanding during the nine months ended September 30, 2021 due to continued principal amortization and loan payoffs, in addition to lower LIBOR, which has reduced interest expense on our floating-rate debt. Corporate interest expense represents interest resulting from the borrowings under our Sponsor Line, which was repaid in full in July 2021.
Transaction Costs
Transaction costs for the nine months ended September 30, 2021 were primarily legal fees incurred to execute a maturity date extension for a note payable for a property within the Aqua portfolio. Transaction costs for the nine months ended September 30, 2020 were de minimis.
Asset Management Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management fees - related party decreased $5.0 million as a result of the declining estimated net asset value year over year.
General and Administrative Expenses
General and administrative expenses decreased $0.2 million primarily as a result of non-operating compensation costs incurred for a property within the Watermark Fountains net lease portfolio during the nine months ended September 30, 2020 offset by higher direct and indirect corporate expenses incurred during the nine months ended September 30, 2021.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold)
ALF/MCF/CCRC properties	$11,933	$13,764	$(1,831)	(13.3)%
ILF properties	21,891	22,847	(956)	(4.2)%
Net lease properties	10,857	11,054	(197)	(1.8)%
Properties sold	91	1,264	(1,173)	(92.8)%
Total depreciation and amortization	$44,772	$48,929	$(4,157)	(8.5)%
Depreciation and amortization expense decreased $4.2 million, primarily as a result of properties sold and held for sale during nine months ended September 30, 2021, as well as impairments recognized during the nine months ended September 30, 2020, which reduced building depreciation expense.
Impairment Loss
During the nine months ended September 30, 2021, impairment losses on operating real estate totaled $5.4 million, consisting of $4.6 million recognized for one independent living facility within our Winterfell portfolio and $0.8 million for our Smyrna net lease property, which was sold in May 2021.

During the nine months ended September 30, 2020, an impairment loss of $91.4 million was recorded, consisting of $70.8 million recognized for eight independent living facilities within our Winterfell portfolio and $20.6 million for properties that were sold in 2021.
Other Income, Net
Other income, net for the nine months ended September 30, 2021 consisted of $7.4 million in federal COVID-19 provider relief grants from DHHS, partially offset by a $0.5 million non-operating loss recognized at a property within the Watermark Fountains portfolio. During the nine months ended September 30, 2020, $1.4 million in federal COVID-19 provider relief grants from DHHS was received and recognized.
Realized Gain (Loss) on Investments and Other
The sale of four properties during the nine months ended September 30, 2021 resulted in net realized gains totaling $7.4 million. In addition, we recognized gains on distributions that exceeded our carrying value for our investment in the Envoy joint venture. During the nine months ended September 30, 2020, we did not realize any gains or losses.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Nine Months Ended September 30,								Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020			2021	2020
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, less FFO and MFFO adjustments		Increase (Decrease)		Cash Distributions
Eclipse	$3,739	$(3,683)	$3,319	$(4,381)	$420	$698	$(278)	(39.8)%	$2,898	$86
Envoy	740	—	744	—	(4)	—	(4)	—%	817	390
Diversified US/UK	(2,387)	(37,905)	(13,713)	(44,729)	11,326	6,824	4,502	66.0%	3,256	1,487
Espresso	18,636	(522)	11,087	(8,256)	7,549	7,734	(185)	(2.4)%	—	—
Trilogy	(2,839)	5,365	(11,265)	(10,404)	8,426	15,769	(7,343)	(46.6)%	—	—
Subtotal	$17,889	$(36,745)	$(9,828)	$(67,770)	$27,717	$31,025	$(3,308)	(10.7)%	$6,971	$1,963
Operator Platform(2)	(70)	(54)	(2)	—	(68)	(54)	(14)	25.9%	—	—
Total	$17,819	$(36,799)	$(9,830)	$(67,770)	$27,649	$30,971	$(3,322)	(10.7)%	$6,971	$1,963
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
(2)Represents our investment in Solstice.
We recognized equity in earnings from our investments in unconsolidated investments during the nine months ended September 30, 2021, primarily due to realized gains on property sales in the Eclipse and Espresso joint ventures, as compared to losses recognized during the nine months ended September 30, 2020 primarily due to real estate impairments recorded by the Trilogy, Diversified US/UK and Eclipse joint ventures.
Equity in earnings, less FFO and MFFO adjustments, decreased by $3.3 million. The decrease was primarily due lower COVID-19 provider relief grants received and recognized by the Trilogy joint venture, partially offset by lower tax expense recognized in the Diversified US/UK portfolio for the nine months ended September 30, 2021.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2021 and 2020 was $85,000 and $43,000, respectively, and relates to our operating properties, which operate through a taxable REIT subsidiary structure.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021		2020
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(11,653)	$(17,987)	$(28,979)		$(169,749)
Adjustments:
Depreciation and amortization	13,828	15,945	44,772		48,929
Depreciation and amortization related to non-controlling interests	(120)	(161)	(409)		(485)
Depreciation and amortization related to unconsolidated ventures	7,609	7,640	23,009		23,946
Realized (gain) loss from sales of property	—	—	(7,417)		—
Realized gain (loss) from sales of property related to non-controlling interests	—	—	226		—
Realized (gain) loss from sales of property related to unconsolidated ventures	(9,898)	(237)	(31,277)	(2)	(237)
Impairment losses of depreciable real estate	4,600	—	5,386		91,437
Impairment loss on real estate related to non-controlling interests	—	—	—		(597)
Impairment losses of depreciable real estate held by unconsolidated ventures	—	138	(327)		37,517
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$4,366	$5,338	$4,984		$30,761
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$4,366	$5,338	$4,984		$30,761
Adjustments:
Transaction costs	—	—	54		7
Straight-line rental (income) loss	347	154	7,432		224
Amortization of premiums, discounts and fees on investments and borrowings	778	1,248	3,081		3,724
Realized (gain) loss on investments and other	(75)	—	(62)		—
Adjustments related to unconsolidated ventures(1)	4,580	1,062	18,425	(2)	6,545
Adjustments related to non-controlling interests	(10)	(12)	(50)		(36)
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$9,986	$7,790	$33,864		$41,225
_______________________________________
(1)Primarily represents our proportionate share of liability extinguishment gains, loan loss reserves, transaction costs and amortization of above/below market debt adjustments, straight-line rent adjustments, debt extinguishment losses and deferred financing costs, incurred through our investments in unconsolidated ventures.
(2)Certain prior period amounts related to gains from sales of property have been reclassified to a FFO adjustment from a MFFO adjustment as previously presented.
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
The recovery from the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, which may differ considerably across regions and fluctuate over time. If the COVID-19 pandemic continues to impact performance of our investments, it may have a negative impact on our ability to service or refinance our borrowings and generate desired returns on dispositions.
We currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months. As of November 11, 2021, we had approximately $90.9 million of unrestricted cash. For additional information regarding our liquidity needs and capital resources, see below.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties, rental income from our net lease properties and interest from our debt investment, as well as distributions from our investments in unconsolidated ventures. Net cash used in operating activities was $4.4 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, debt service payments on our borrowings exceeded our cash flow from operations. We have utilized proceeds from asset sales and repayments on our mezzanine loan to fund debt service payments, which is expected to continue until occupancy and revenues of our direct investments improve from current levels.
A substantial majority of our properties, or 90.0% of our operating real estate, excluding our unconsolidated ventures and properties designated held for sale, are operating properties whereby we are directly exposed to various operational risks. During the nine months ended September 30, 2021, while our direct operating investments have not experienced any significant issues collecting rents or other fees from residents as a result of COVID-19, cash flow has continued to be negatively impacted by, among other things, suboptimal occupancy levels, rate pressures, increased labor and benefits costs, as well as rising real estate taxes. We expect that these factors will continue to materially impact our revenues, expenses and cash flow generated by the communities of our direct operating investments.
For our net lease investments, our operators have been impacted by the same COVID-19 factors discussed above, which has and will continue to affect our operators’ ability and willingness to pay rent. Our operators have applied for and benefited from federal relief assistance, however, their ability to pay rent in the future is currently unknown. Numerous state, local, federal and industry-initiated efforts have also affected or may affect landlords and their ability to collect rent and/or enforce remedies for the failure to pay rent. As of November 11, 2021, rent collection details for our net lease investments are as follows:
•The operator of our Arbors portfolio has failed to remit rent and satisfy other lease conditions. Full contractual monthly rent obligations have been remitted through April 2021.
•Despite the adverse effect of COVID-19 on its operations, the operator of our Watermark Fountains net lease portfolio has remitted full contractual monthly rent. Effective April 15, 2021, we executed a lease modification with the operator of our Watermark Fountains net lease portfolio. The modification allows the operator to defer up to $3.0 million of contractual rent payments over the remaining term of the lease, which will be forgiven at the expiration or earlier termination of the lease, subject to the satisfaction and compliance with certain terms and conditions.
In addition, we have significant joint ventures and may not be able to control the timing of distributions, if any, from these investments. As of September 30, 2021, our unconsolidated joint ventures and consolidated joint ventures represented 43.3% and 11.7%, respectively, of our total real estate equity investments, excluding assets held for sale, based on cost. Our unconsolidated joint ventures, which have been similarly impacted by COVID-19 as our direct investments, are likely to continue to limit distributions to preserve liquidity.
Borrowings
We use asset-level financing as part of our investment strategy and are required to make recurring principal and interest payments on our borrowings. As of September 30, 2021, we had $1.4 billion of consolidated asset-level borrowings outstanding. During the nine months ended September 30, 2021, we paid $71.4 million in recurring principal and interest payments on these borrowings.
In response to the impact COVID-19 has had on the performance at our healthcare properties, we entered into forbearance agreements with our lenders to defer contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Watermark Fountains portfolios. We have resumed remitting debt service on these borrowings and the deferred debt service is scheduled to be repaid in full for all borrowings by January 2022. As of November 11, 2021, borrowings on properties within the Rochester and Watermark Fountains portfolios have deferred debt service outstanding totaling $0.6 million. These borrowings remain in technical default and are subject to the terms of the forbearance agreements until all deferred debt service is repaid.
The forbearance agreement with our lender for a mortgage note on a property within the Rochester portfolio also temporarily waived financial covenants under the mortgage note, which the property failed to maintain through December 31, 2020. As of September 30, 2021, the property did not satisfy the financial covenants under the mortgage note, which have been waived by the lender. As the impact of COVID-19 continues to influence the property’s performance, we may experience additional defaults in the future.
In addition, the operator for the Arbors portfolio failed to remit rent and satisfy other conditions under its lease, which resulted in a default under the operator’s lease, and in turn, resulted in a non-monetary default under the mortgage notes collateralized by the properties as of September 30, 2021. During the nine months ended September 30, 2021, we remitted contractual debt service and are in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
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
Although no significant consolidated borrowings mature for the remainder of 2021, $452.2 million of our mortgage notes secured by the Watermark Fountains net lease and operating portfolios matures in June 2022. In November 2021, we executed a Purchase Agreement for the Watermark Fountains net lease and operating portfolios. The sale is expected to close in December 2021, at which time the mortgage notes will be repaid. Refer to “—Recent Developments” for further information regarding the sale.
Our unconsolidated joint ventures also have significant asset level borrowings, which may require capital to be funded if favorable refinancing is not obtained.
In April 2020, we borrowed $35.0 million under our Sponsor Line to improve our liquidity position. In July 2021, we repaid in full the $35.0 million outstanding borrowings under our Sponsor Line as principal repayments from our mezzanine loan have improved our liquidity position. Our Sponsor Line remains available to us through June 2023.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of September 30, 2021, our leverage was 61.3% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of September 30, 2021, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 59.2%.
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
During the nine months ended September 30, 2021, we spent $17.3 million on capital expenditures for our direct investments. We anticipate normalized spending on capital expenditures for the remainder of 2021, including strategic development as outlined in our strategy.
We are also party to certain agreements that contemplate development of healthcare properties funded by us and our joint venture partners. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences under our joint venture governing documents for any such failure to fund.
Realization and Disposition of Investments
We will actively pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return, improve our liquidity position and generate value for shareholders. During the nine months ended September 30, 2021, we generated total net proceeds, after loan repayments and transaction costs of $7.3 million from the disposition of four negative yielding properties. In addition, our mezzanine loan debt investment was repaid in August 2021, resulting in $74.4 million in principal repayments in 2021.
In November 2021, we executed a Purchase Agreement for the Watermark Fountains net lease and operating portfolios. Refer to “—Recent Developments” for further information regarding the sale.
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
Repurchases
We adopted a share repurchase program, or the Share Repurchase Program, effective August 7, 2012, which enabled stockholders to sell their shares to us in limited circumstances. In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we only repurchased shares in connection with the death or qualifying disability of a stockholder. However, our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. On April 7, 2020, our board of directors determined to suspend all repurchases under our existing Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2021	2020	2021 vs. 2020 Change
Operating activities	$(4,355)	$27,980	$(32,335)
Investing activities	92,367	(6,135)	98,502
Financing activities	(71,058)	18,144	(89,202)
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,954	$39,989	$(23,035)
Operating Activities
Net cash used in operating activities totaled $4.4 million for the nine months ended September 30, 2021, as compared to $28.0 million net cash provided by operating activities for the nine months ended September 30, 2020. The decrease in cash provided from operating activities was a result of the lower rent and resident fee income as a result of the effects of the COVID-19 pandemic as well as payments for higher accounts payable, accrued expenses, and due to related party balances as of December 31, 2020.

Investing Activities
Our cash flows from investing activities are generally used to fund investment improvements and follow-on investments, net of any investment dispositions. Net cash provided by investing activities was $92.4 million for the nine months ended September 30, 2021 as compared to $6.1 million net cash used for the nine months ended September 30, 2020. Cash flows provided by investing activities for the nine months ended September 30, 2021 were from principal repayments on our real estate debt investment and from property sales. Cash inflows were used to fund recurring capital expenditures for existing investments and for general operations. Cash flows used in investing activities for the nine months ended September 30, 2020 were primarily recurring capital expenditures for existing investments.
The following table presents cash used for capital expenditures, excluding our unconsolidated ventures (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020	2021 vs. 2020 Change
Capital Expenditures	$17,344	$8,990	$8,354
Financing Activities
For the nine months ended September 30, 2021, net cash flows used in financing activities were primarily the repayment of the $35.0 million borrowed under the Sponsor Line and principal amortization and repayments on our mortgage notes payable. Cash outflows were partially offset by the refinancing of a mortgage note for a property within our Aqua portfolio, which generated $6.5 million in net proceeds. Cash flows used in financing activities was $71.1 million for the nine months ended September 30, 2021 compared to $18.1 million cash flows provided by financing activities for the nine months ended September 30, 2020. Cash flows provided by financing activities during the nine months ended September 30, 2020, were primarily the $35.0 million borrowed under the Sponsor Line, partially offset by principal amortization payments on mortgage notes and repurchases of shares under our Share Repurchase Program.
Off-Balance Sheet Arrangements
As of September 30, 2021, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
From inception of our first investment on April 5, 2013 through September 30, 2021, we declared $433.8 million in distributions. Cumulative FFO for the period from April 5, 2013 through September 30, 2021 was $133.6 million. We did not declare any distributions during the nine months ended September 30, 2021 and year ended December 31, 2020.
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
Fees to Advisor
Asset Management Fee
Effective January 1, 2018, our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by our board of directors in connection with a sale, transfer or other disposition of a substantial portion of our assets. Effective July 1, 2021, the asset management fee is paid entirely in shares of our common stock at a price per share equal to the most recently published net asset value per share and beginning on January 1, 2022, the fee will be reduced if our corporate cash balances exceed $75.0 million, subject to the terms and conditions set forth in the advisory agreement.
Our Advisor has also agreed that all shares of our common stock issued to it in consideration of the asset management fee will be subordinate in the Share Repurchase Program to shares of our common stock held by third party stockholders for a period of two years, unless our advisory agreement is earlier terminated.
Incentive Fee
Our Advisor is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through September 30, 2021, our Advisor has not received any incentive fees.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to our Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2020	Nine Months Ended September 30, 2021			Due to Related Party as of September 30, 2021 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management fees-related party	$923	$8,307	$(8,307)	(2)	$923
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	7,395	7,634	(13,055)		1,974
Total		$8,318	$15,941	$(21,362)		$2,897
_______________________________________
(1)Includes $7.8 million paid in shares of our common stock.
(2)As of September 30, 2021, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us.
Pursuant to our advisory agreement, for the nine months ended September 30, 2021, we issued 2.0 million shares totaling $7.8 million, based on the estimated value per share on the date of each issuance, to an affiliate of our Advisor as part of its asset management fee. As of September 30, 2021, our Advisor, our Sponsor and their affiliates owned a total of 6.7 million shares or $26.0 million of our common stock based on our most recent estimated value per share. As of September 30, 2021, our Advisor, our Sponsor and their affiliates owned 3.5% of the total outstanding shares of our common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who owns 80.0%, and us, who owns 20.0%. For the nine months ended September 30, 2021, we recognized property management fee expense of $3.7 million paid to Solstice related to the Winterfell portfolio.
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
In addition, we own a 23.2% interest in the Trilogy joint venture, of which AHR and the management of Trilogy own the remaining 76.8% of the portfolio. Our Sponsor owns a passive, non-controlling interest in AHR, which was formed by the combination of Griffin American Healthcare REIT III, Inc., American Healthcare Investors, LLC and Griffin-American Healthcare REIT IV, Inc.

Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of our joint venture with Formation and Safanad Management Limited, or the Espresso joint venture. In August 2021, the outstanding principal balance of the mezzanine loan was repaid in full. Refer to “—Significant Developments” for further detail.
Line of Credit - Related Party
In October 2017, we obtained our Sponsor Line, which was approved by our board of directors, including all of our independent directors. In April 2020, we borrowed $35.0 million under the Sponsor Line to improve our liquidity position as a result of the COVID-19 pandemic. In July 2021, we repaid in full the $35.0 million outstanding borrowings under our Sponsor Line. As of September 30, 2021, our Sponsor Line has a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR and has a maturity date of June 2023.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of September 30, 2021, 9.4% of our total borrowings were floating-rate liabilities. As of September 30, 2021, floating-rate liabilities outstanding related to mortgage notes payable of our direct operating investments.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs by borrowing primarily at fixed rates or variable rates with the lowest margins available and by evaluating hedging opportunities.
For longer duration, relatively stable real estate cash flows, such as those derived from net lease assets, we seek to use fixed rate financing. For real estate cash flows with greater growth potential, such as operating properties, we may use floating-rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow projections and potential increases in interest rates.
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of September 30, 2021, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.3 million annually. We did not have any floating-rate real estate debt investments as of September 30, 2021.
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
Risk Concentration
The following table presents the operators and managers of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

				Nine Months Ended September 30, 2021
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Watermark Retirement Communities	(3)	28	5,049	$98,586	53.1%
Solstice Senior Living	(4)	32	4,000	73,128	39.4%
Avamere Health Services		5	453	12,795	6.9%
Arcadia Management	(5)	4	572	(4,399)	(2.4)%
Integral Senior Living	(6)	1	44	5,465	2.9%
Other	(7)	—	—	80	0.1%
Total		70	10,118	$185,655	100.0%
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
(3)Includes properties managed and operated by Watermark Retirement Communities that have been classified as held for sale as of September 30, 2021.
(4)Solstice is a joint venture of which affiliates of ISL own 80%.
(5)During the nine months ended September 30, 2021, the Company recorded rental income to the extent rental payments were received. Rental income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of rent under the lease was deemed not to be probable.
(6)Property and other revenues includes amounts from two properties sold in June 2021, which are excluded from the property count.
(7)Consists primarily of interest income earned on corporate-level cash accounts.
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
The lease for the properties operated by Watermark Retirement Communities expires in March 2022. Watermark Retirement Communities has provided notice it will not renew the lease and it may be difficult to find a replacement operator to operate these properties. In November 2021, we executed a purchase and sale agreement. Refer to “—Recent Developments” for further information.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. For the nine months ended September 30, 2021 and year ended December 31, 2020, we have not declared any distributions.
We may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, our book value may be negatively impacted and stockholders’ overall return may be reduced.
Our Sponsor’s previously announced divestiture of its healthcare platform could have an adverse impact on our business.

Our Sponsor announced that it has entered into an agreement to divest of its healthcare platform, including our Advisor, or the Sponsor Transaction. If consummated, the Sponsor Transaction will result to a change in the ultimate ownership and control of our Advisor and our Sponsor. The new management of our Sponsor and Advisor may not have the experience and track record of our current Advisor or may change the manner in which they provide services to us. If we seek to engage a new advisor, suitable alternatives may not be available to us. Any such fundamental change to our Advisor could be disruptive to our business and operations and could have a material adverse effect on our performance.

Uncertainty resulting from the Sponsor Transaction could also affect our Sponsor’s ability to manage our business, including its ability to attract, retain and motivate key personnel, and cause clients and others that deal with our Sponsor to seek to change existing business relationships. As a result of the foregoing, management of our company may be adversely affected.

If we terminate our advisory agreement with our Advisor, we will no longer have access to our Sponsor Line, and our liquidity may be adversely affected.

Upon termination of our advisory agreement for any reason, the amounts currently drawn under our Sponsor Line, if any, would become immediately due and payable upon a termination of our Advisor and we would no longer have the ability to draw on this line of credit, which will adversely affect our liquidity.

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
For the nine months ended September 30, 2021, we have not repurchased any shares of our common stock.
Unregistered Sales of Equity Securities
On July 31, 2021, August 31, 2021, and September 30, 2021, we issued 237,298 shares of common stock at $3.89 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Determination of Estimated Value Per Share

Overview

On November 11, 2021, upon the recommendation of the Audit Committee of the Board of NorthStar Healthcare, the Board, including all of its independent directors, approved and established an estimated value per share of NorthStar Healthcare’s common stock of $3.91. The estimated value per share is based upon the estimated value of NorthStar Healthcare’s assets less the estimated value of NorthStar Healthcare’s liabilities as of June 30, 2021, divided by the number of shares of NorthStar Healthcare’s common stock outstanding as of June 30, 2021. The information used to generate the estimated value per share, including market information, investment- and property-level data and other information provided by third parties, was the most recent information practically available as of June 30, 2021.

Process

The estimated value per share was calculated with the assistance of the Advisor and Duff & Phelps, a Kroll, LLC business, or Duff & Phelps, an experienced third-party independent valuation and consulting firm engaged by NorthStar Healthcare to assist with the valuation of its assets and liabilities. The engagement of Duff & Phelps was approved by the Board, including all of its independent directors. Duff & Phelps has extensive experience in conducting asset valuations, including appraisals of healthcare properties and debt investments similar to those owned by NorthStar Healthcare. While NorthStar Healthcare and other entities managed or sponsored by affiliates of DigitalBridge Group, Inc., NorthStar Healthcare’s sponsor, have engaged or may engage Duff & Phelps in the future for services of various kinds, NorthStar Healthcare believes that there are no material conflicts of interest with respect to its engagement of Duff & Phelps.

The Audit Committee recommended and the Board established the estimated value per share based upon the analyses and reports provided by Duff & Phelps and the Advisor, including an evaluation of NorthStar Healthcare’s assets and liabilities as of June 30, 2021. In arriving at its recommendation, the Audit Committee relied in part on valuation methodologies that the Advisor and Duff & Phelps believe are standard and acceptable in the real estate and non-listed REIT industries for the types of assets and liabilities held by NorthStar Healthcare. The process for estimating the value of NorthStar Healthcare’s assets and liabilities was performed in accordance with the provisions of the Institute for Portfolio Alternatives Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs. NorthStar Healthcare believes that the valuation was developed in a manner reasonably designed to ensure its reliability.

On November 11, 2021, Duff & Phelps delivered its report related to the valuation of NorthStar Healthcare’s assets and liabilities as of June 30, 2021, reflecting the estimated range of values for NorthStar Healthcare’s 71 healthcare real estate properties, 11 of which have excess land and two undeveloped land parcels, or collectively, the Healthcare Properties, four healthcare real estate investments and one healthcare real estate property management platform held through unconsolidated joint ventures, or the Joint Venture Investments, one healthcare-related commercial real estate debt investment, or the Healthcare Debt Investment, 74 healthcare real estate liabilities, or the Healthcare Borrowings, and the Sponsor Line, as further described below.

The Board currently expects that NorthStar Healthcare’s next estimated value per share will be based upon its assets and liabilities as of June 30, 2022, and that such value will be included in a report filed with the SEC. NorthStar Healthcare intends to publish estimated values per share annually, although NorthStar Healthcare may determine to publish such revised values more frequently.

Valuation Methodology

Valuation of Healthcare Properties

To estimate the range of value of the Healthcare Properties, Duff & Phelps conducted an appraisal for the Healthcare Properties performed in accordance with the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation and with an effective valuation date of June 30, 2021. In determining the value of each Healthcare Property, Duff & Phelps utilized all information that they deemed relevant, including information from the Advisor and its own data sources, including trends in capitalization rates, leasing rates and other economic factors. In conducting its appraisals of the Healthcare Properties, other than for the undeveloped land parcels and any excess land associated with the Healthcare Properties, Duff & Phelps utilized both the direct capitalization approach and discounted cash flow, or the DCF, approach to value the Healthcare Properties.

In the direct capitalization approach, a market overall capitalization rate is applied to the estimated forward-year annual stabilized net operating income. In the DCF approach, a market terminal capitalization and discount rate is utilized to derive a value indication from the estimated forward multi-year annual net operating income. Duff & Phelps placed primary emphasis on the direct capitalization approach for the operating Healthcare Properties and for the net leased Healthcare Properties with stable and long-term income streams. The DCF was completed as a secondary, confirmatory approach. Duff & Phelps placed primary emphasis on the DCF approach for the net leased Healthcare Properties with fluctuating cash flows or near-term lease expirations. Duff & Phelps believes the two methodologies are the most appropriate for valuing healthcare assets similar to those owned by NorthStar Healthcare. In selecting each capitalization rate range, Duff & Phelps took into account, among other factors, prevailing capitalization rates in the healthcare property sector, the property’s location, age and condition, the property’s operating trends and lease coverage ratios, if applicable, and other unique property factors. As applicable, Duff & Phelps adjusted the capitalized value range of each Healthcare Property it appraised for any excess land, deferred maintenance or other anticipated property capital expenditures, lease-up costs and other adjustments as appropriate to estimate the “as-is” value range of each of the Healthcare Properties it appraised. For the Healthcare Properties with excess land and undeveloped land parcels, Duff & Phelps valued the land by utilizing a comparable sales analysis, where land sales or listings in the market were analyzed and a market-based value indication per square foot or acre was derived and applied to the land parcel to determine the parcel’s estimated market value. Duff & Phelps adjusted the “as-is” property values as of June 30, 2021, as appropriate, for NorthStar Healthcare’s allocable ownership interest in the Healthcare Properties to account for the interests of any third-party investment partners, including any priority distributions. Duff & Phelps’ appraisals were certified by an appraiser licensed in the state in which the Healthcare Properties were located.

As of June 30, 2021, the estimated value of the Healthcare Properties underlying the $3.91 estimated per share value was $1.57 billion, compared with an aggregate cost, including purchase price, deferred costs, and other assets of $2.09 billion, or the Property Purchase Price. The following summarizes the key assumptions that were used in the DCF and direct capitalization analyses to arrive at the value of the Healthcare Properties:

	Range		Weighted Average
	Minimum	Maximum

Net Leased Senior Housing Properties
Discount Rate	7.75%	9.75%	8.62%
Terminal Capitalization Rate	6.25%	7.75%	6.98%

Operating Senior Housing Properties
Direct Capitalization Rate	6.00%	7.25%	6.40%

Valuation of Joint Venture Investments

The healthcare real estate portfolios held through the four healthcare real estate Joint Venture Investments were valued similarly to the process described above in “Valuation of Healthcare Properties.” For each healthcare real estate Joint Venture Investment, Duff & Phelps estimated the aggregate value range of the underlying healthcare properties and added or subtracted, as appropriate, outstanding borrowings, after factoring in any adjustments for above- or below-market in-place financing, as deemed applicable based on information provided on such borrowings, and other joint venture balance sheet assets and liabilities to derive an estimated equity value range of the healthcare real estate Joint Venture Investments. Duff & Phelps then applied the terms of the applicable joint venture agreement, including any distribution priorities, to its equity value estimate to establish NorthStar Healthcare’s allocable share of these healthcare real estate Joint Venture Investments.

The one healthcare real estate property management platform held through a Joint Venture Investment, or the Solstice Joint Venture, is a property management venture that as of June 30, 2021 manages solely NorthStar Healthcare’s 32-property independent living portfolio, or the Winterfell Portfolio. To estimate the value of the Solstice Joint Venture, Duff & Phelps reviewed the joint venture agreements, historical revenues and earnings before interest, taxes, depreciation and amortization, or EBITDA, for the Solstice Joint Venture, historical and budgeted property operating revenues for the Winterfell Portfolio, the estimated property revenue utilized in the appraisal for the Winterfell Portfolio, and revenue and EBITDA valuation metrics associated with real estate management companies. Based on the above, Duff & Phelps determined an appropriate range of revenue and EBITDA multiples for the Solstice Joint Venture to determine a value range for the Solstice Joint Venture. Duff & Phelps then applied the terms of the Solstice Joint Venture agreements, including any distribution priorities and considering transfer rights associated with the joint venture interest, to its Solstice Joint Venture value estimate to establish the value range of NorthStar Healthcare’s interest in the Solstice Joint Venture.

As of June 30, 2021, the estimated value of the Joint Venture Investments underlying the $3.91 estimated per share value was $439.7 million, compared with an aggregate equity contribution, net of distributions in connection with asset sales, of $468.6 million, or the Joint Venture Equity Contribution. The following summarizes the key assumptions that were used in the DCF, direct capitalization, and Revenue and EBITDA valuation multiple analyses to arrive at the value of the Joint Venture Investments:

	Range		Weighted Average
	Minimum	Maximum
Net Leased Senior Housing & Skilled Nursing Properties
Discount Rate	8.25%	15.00%	11.67%
Terminal Capitalization Rate	6.75%	12.00%	10.24%
Direct Capitalization Rate	6.50%	10.00%	8.41%

Operating Senior Housing & Skilled Nursing Properties
Direct Capitalization Rate	6.25%	9.25%	7.66%

Medical Office Buildings
Direct Capitalization Rate	5.75%	8.25%	6.37%

Net Leased Hospitals
Discount Rate	8.75%	8.75%	8.75%
Terminal Capitalization Rate	7.50%	7.50%	7.50%
Direct Capitalization Rate	7.00%	7.50%	7.50%

Property Management & Ancillary Businesses
Revenue Valuation Multiple	0.8x	1.0x	0.9x

Valuation of Healthcare Debt Investment

Duff & Phelps reviewed the terms of the one Healthcare Debt Investment and given that it matures on January 30, 2022 and was prepayable without penalty, Duff & Phelps determined that the fair market value under the low, high and $3.91 estimated per share value that a current market participant would ascribe to the Healthcare Debt Investment was equal to its current unpaid principal balance, or $27.7 million, or the Principal Amount. Given this, the implied discount rate underlying Duff & Phelps’ estimate of the value of the Healthcare Debt Investment was equal to its effective contractual interest rate, or approximately 10.2% under the low, high and $3.91 estimated per share value.

Valuation of Healthcare Borrowings and Sponsor Line

Duff & Phelps estimated the fair value range of NorthStar Healthcare’s long-term liabilities by discounting the stream of expected interest and principal payments for each liability by an interest rate range that Duff & Phelps estimated a current market participant would require for instruments with similar collateral and duration assuming an orderly market environment, taking into account factors such as remaining loan term, loan-to-value ratio, collateral type, debt service coverage, security position and other factors deemed relevant. As of June 30, 2021, the gross estimated value of the Healthcare Borrowings underlying the $3.91 estimated per share value was $1.35 billion, compared with an aggregate gross outstanding principal amount of $1.41 billion. The discount rates used by Duff & Phelps to estimate the value of the Healthcare Borrowings and Sponsor Line ranged from approximately 1.85% to 6.60% with a weighted average of approximately 3.19%.

Cash, Other Tangible Assets and Other Liabilities

The fair value of NorthStar Healthcare’s cash, other tangible assets and liabilities, was estimated by the Advisor to approximate carrying value as of June 30, 2021 and Duff & Phelps relied upon and utilized such amounts in its determination of the estimated value range per share.

Estimated Value Per Share

Based on the above valuations and estimates and subject to the assumptions and limiting conditions contained in its report, Duff & Phelps estimated the net asset value range per fully diluted common share outstanding of NorthStar Healthcare as of June 30, 2021 from $3.40 to $4.44 per share. Based on its review of the Duff & Phelps report and the analysis of the Advisor, the Audit Committee recommended and the Board approved an estimated value per share of $3.91 as of June 30, 2021.

The table below illustrates a breakdown of NorthStar Healthcare’s estimated value per share as of June 30, 2021 ($ in thousands, except per share values):

	Estimated Value	Estimated Value Per Share
Healthcare Properties	$1,570,570	$8.19
Joint Venture Investments	439,726	2.29
Healthcare Debt Investment	27,745	0.14
Investments Subtotal:	2,038,041	10.62
Cash and other tangible assets	146,632	0.76
Healthcare Borrowings & Sponsor Line	(1,387,571)	(7.24)
Other Liabilities	(42,884)	(0.22)
Non Controlling Interests	(4,230)	(0.02)
Estimated net asset value as of June 30, 2021	$749,988	$3.91
Estimated enterprise value per share		None assumed

Shares outstanding (in thousands)	191,695

In the aggregate, the estimated value of NorthStar Healthcare’s Healthcare Properties, Joint Venture Investments and Healthcare Debt Investment total approximately $2.04 billion as compared to the aggregate cost of $2.59 billion for the Healthcare Properties, the Joint Venture Equity Contribution and the Principal Amount. The decline in gross value results in a corresponding decline of approximately 46% of the net equity value, based on original cost, which totaled $1.18 billion as of June 30, 2021.

As previously described, the estimated value per share recommended by the Audit Committee and approved by the Board does not reflect NorthStar Healthcare’s “enterprise value,” which may include a premium or discount for:
•the large size of NorthStar Healthcare’s portfolio, as some buyers may pay more for a portfolio of investments compared to prices for individual investments;
•the characteristics of NorthStar Healthcare’s working capital, leverage, credit facilities and other financial structures where some buyers may ascribe different values based on synergies, cost savings or other attributes;
•disposition and other expenses that would be necessary to realize the value;
•the services being provided by personnel of the Advisor under the advisory agreement and NorthStar Healthcare’s potential ability to secure the services of a management team on a long-term basis; or
•the potential difference in per share value if NorthStar Healthcare were to list its shares of common stock on a national securities exchange.

On November 11, 2021, Duff & Phelps delivered its valuation report to the Audit Committee. The Audit Committee was given an opportunity to confer with the Advisor and Duff & Phelps regarding the methodologies and assumptions used therein, and determined to recommend to the Board the estimated value per share of NorthStar Healthcare’s common stock.

The Board is ultimately and solely responsible for the establishment of the estimated value per share of NorthStar Healthcare’s common stock. In arriving at its determination of the estimated value per share, the Board considered all information provided in light of its own familiarity with NorthStar Healthcare’s assets and unanimously approved the estimated value recommended by the Audit Committee.

Sensitivity Analysis

Changes to the key assumptions used to arrive at the estimated value per share, including the capitalization rates and discount rates used to value the Healthcare Properties, Joint Venture Investments and Healthcare Borrowings, would have a significant impact on the underlying value of NorthStar Healthcare’s assets. The following table presents the impact on the estimated value per share of NorthStar Healthcare’s common stock resulting from a 5.0% increase and decrease to (1) the capitalization and discount rates used to value the Healthcare Properties, (2) the capitalization and discount rates used to value the Joint Venture Investments (and the discount rates used in the determination of the debt fair market values within the Joint Venture Investments) and (3) the discount rates used to value the Healthcare Borrowings and Sponsor Line:

	Range of Value
	Low	Estimated Value	High
Estimated Net Asset Value Per Share	$3.4	$3.91	$4.44

Healthcare Properties:
Weighted Average Capitalization Rate	6.72%	6.40%	6.08%
Weighted Average Discount Rate	9.05%	8.62%	8.19%

Joint Venture Investments:
Weighted Average Capitalization Rate(1)	8.40%	7.75%	7.60%
Weighted Average Discount Rate	12.17%	11.61%	11.04%

Healthcare Borrowings & Sponsor Line:
Weighted Average Discount Rate	2.99%	3.19%	3.30%
___________________
(1)    Includes the effective revenue and EBITDA capitalization rate applied to the Solstice Joint Venture.

The following table presents the impact on the estimated value per share of NorthStar Healthcare’s common stock resulting from a 5.0% increase and decrease to (1) the capitalization and discount rates used to value the Healthcare Properties, (2) the capitalization and discount rates used to value the Joint Venture Investments (and the discount rates used in the determination of the debt fair market values within the Joint Venture Investments) and (3) the discount rates used to value the Healthcare Borrowings and Sponsor Line, with the impact of each asset or liability class within NorthStar Healthcare’s portfolio shown in isolation:

	Range of Value
	Low	Estimated Value	High
Healthcare Properties (Capitalization & Discount Rates)	$3.53	$3.91	$4.33
Joint Venture Investments (Capitalization & Discount Rates)(1)	$3.59	$3.91	$4.18
Healthcare Borrowings & Sponsor Line (Discount Rates)	$3.9	$3.91	$3.92
_______________
(1)    Includes the impact of 5% increase and decrease to the interest rates used in the determination of the debt fair market values within the Joint Venture Investments.

The above sensitivity analysis differs from the methodology employed by Duff & Phelps to generate the range of estimated per share values in its report. The sensitivity analysis above assumes a 5.0% increase and decrease to the underlying valuation assumptions, which generally differs from the adjustments to the valuation assumptions employed by Duff & Phelps in its valuation report.

Limitations and Risks

As with any valuation methodology, the methodologies used to determine the estimated value per share are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different market participants using different assumptions and estimates could derive different estimated values.

Although the Board relied on estimated value ranges of NorthStar Healthcare’s assets and liabilities in establishing the estimated value per share, the estimated value per share may bear no relationship to NorthStar Healthcare’s book or asset value. In addition, the estimated value per share may not represent the price at which the shares of NorthStar Healthcare’s common stock would trade on a national securities exchange, the amount realized in a sale, merger or liquidation of NorthStar Healthcare or the amount a stockholder would realize in a private sale of shares.

The estimated value of NorthStar Healthcare’s assets and liabilities is as of a specific date and such value is expected to fluctuate over time in response to future events, including but not limited to, the extent and duration of the COVID-19 pandemic, changes to commercial real estate values, particularly healthcare-related commercial real estate, developments related to individual assets, changes in market interest rates for commercial real estate debt, changes in capitalization rates, rental and growth rates, changes in laws or regulations impacting the healthcare industry, demographic changes, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on NorthStar Healthcare’s common stock, repurchases of NorthStar Healthcare’s common stock, changes in the number of shares of NorthStar Healthcare’s common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and the factors specified in Part I, Item 1A. of NorthStar Healthcare’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Part II, Item IA. of NorthStar Healthcare's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 under the heading "Risk Factors". There is no assurance that the methodologies used to establish the estimated value per share would be acceptable to the Financial Industry Regulatory Authority, Inc. or in compliance with guidelines pursuant to the Employee Retirement Income Security Act of 1974 with respect to their reporting requirements.

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

NorthStar Healthcare Income, Inc.
Date:	November 12, 2021	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ NEALE W. REDINGTON
			Name:	Neale W. Redington
			Title:	Chief Financial Officer and Treasurer