Form 10-K
period 2021-12-31
NorthStar Healthcare Income, Inc.
filed 2022-03-18
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 193,600,468 shares outstanding as of March 17, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement related to the registrant’s 2022 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, our reliance on our Advisor and our Sponsor (each, as defined below), the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements.
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
Risks Related to Our Business
•The ongoing COVID-19 pandemic could have a material adverse effect on our business, results of operations, cash flows and financial condition.
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
•We are directly exposed to operational risks at certain of our healthcare properties, which could adversely affect our revenue and operations.
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
•Our board of directors determined an estimated value per share of $3.91 for our common stock as of June 30, 2021. You should not rely on the estimated value per share as being an accurate measure of the current value of shares of our common stock or in making an investment decision.
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
•Our Former Sponsor’s divestiture of its healthcare platform to our New Sponsor could have an adverse impact on our business.
•Any adverse changes in our Sponsor’s financial health or the public perception of our Sponsor could hinder our operating performance and the return on stockholders’ investment.

•Our Sponsor may determine not to provide assistance, personnel support or other resources to our Advisor or us, which could impact our ability to achieve our investment objectives.
•If we terminate our advisory agreement with our Advisor, we will no longer have access to our Sponsor Line, and our liquidity may be adversely affected.
•Our ability to operate our business successfully would be harmed if key personnel terminate their employment with our Sponsor.
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
We are externally managed and have no employees. On February 28, 2022, our former Sponsor, DigitalBridge Group, Inc. (NYSE: DBRG), or our Former Sponsor, completed the previously announced disposition of its wellness infrastructure platform, or the Sponsor Transaction. Following completion of the Sponsor Transaction, NRF Holdco, LLC, or NRF or our New Sponsor (and together with our Former Sponsor, our Sponsor as the context requires), owns CNI NSHC Advisors, LLC, or our Advisor, as well as its own diversified portfolio of medical office buildings, senior housing facilities, skilled nursing facilities and specialty hospitals. NRF is wholly owned by CWP Bidco LP, an entity affiliated with Highgate, a privately held real estate investment and hospitality management company, and Aurora Health Network LLC, a privately held healthcare-focused investment firm. In addition, upon completion of the Sponsor Transaction, employees of our Former Sponsor focused on the wellness infrastructure platform became employees of our New Sponsor. Our Advisor, now a subsidiary of our New Sponsor, will continue to manage our day-to-day operations pursuant to an advisory agreement.
From inception through December 31, 2021, we raised $2.0 billion in total gross proceeds from the sale of shares of our common stock in our continuous, public offerings, including $232.6 million pursuant to our distribution reinvestment plan, or our DRP, collectively referred to as our Offering.
Our Strategy
Our primary objective is to maximize value and generate liquidity for shareholders. Although our short-term strategy may continue to be impacted by the effects of the COVID-19 pandemic, the key elements of our strategy include:
•Grow the Operating Income Generated by Our Portfolio. Through active portfolio management, we will continue to review and implement operating strategies and initiatives in order to enhance the performance of our existing investment portfolio.
•Deploy Strategic Capital Expenditures. We will continue to invest capital into our operating portfolio in order to maintain market position, functional and operating standards, and provide an optimal mix of services and enhance the overall value of our assets.
•Pursue Dispositions and Opportunities for Asset Repositioning and Other Strategic Initiatives to Maximize Value. We will actively pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return and generate value for shareholders. Additionally, we will continue to assess the need for strategic repositioning or sale of assets, joint ventures, operators and markets to position our portfolio for optimal performance. We will also opportunistically explore other strategic initiatives to create value for shareholders.
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
•Debt Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate. During year ended December 31, 2021, we had one mezzanine loan, which was repaid in August 2021.
We generate revenues from resident fees, rental income and interest income. Resident fee income from our seniors housing facilities is recorded when services are rendered and includes resident room and care charges and other resident charges. Rental income is generated from our real estate for the leasing of space to various types of healthcare operators/tenants/residents. Interest income was generated from our debt investment. Additionally, we report our proportionate interest of revenues and expenses from unconsolidated joint ventures, which own healthcare real estate, through equity in earnings (losses) of unconsolidated ventures on our consolidated statements of operations.
For financial information regarding our reportable segments, refer to Note 12, “Segment Reporting” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

The following table presents a summary of investments as of December 31, 2021 (dollars in thousands):

		Properties(1)(2)
Investment Type / Portfolio	Amount(2)(3)	Seniors Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Operating
Winterfell	$904,985	32	—	—	—	32	Various	100.0%
Rochester	219,518	10	—	—	—	10	Northeast	97.0%
Watermark Aqua	77,521	4	—	—	—	4	Southwest/Midwest	97.0%
Avamere	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	19,427	1	—	—	—	1	West	100.0%
Other(4)	2,030	—	—	—	—	—	West	97.0%
Subtotal	$1,322,919	52	—	—	—	52

Direct Investments - Net Lease
Arbors	$126,825	4	—	—	—	4	Northeast	100.0%
Subtotal	$126,825	4	—	—	—	4

Unconsolidated Investments
Diversified US/UK	$445,855	92	106	39	9	246	Various	14.3%
Trilogy(5)	405,667	23	—	69	—	92	Various	23.2%
Espresso(6)	91,348	1	—	48	—	49	Various	36.7%
Eclipse	37,291	42	—	9	—	51	Various	5.6%
Solstice(7)	—	—	—	—	—	—	Various	20.0%
Subtotal	$980,161	158	106	165	9	438

Total Investments	$2,429,905	214	106	165	9	494
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
(4)Represents seven condominium units for which we hold future interests.
(5)Includes institutional pharmacy, therapy businesses and lease purchase buy-out options in connection with the Trilogy investment, which are not subject to property count.
(6)Reclassified 59 properties as held for sale as of December 31, 2021.
(7)Represents our investment in Solstice Senior Living, LLC, or Solstice, the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, or ISL, a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%.

The following presents our real estate equity portfolio diversity across property type and geographic location based on cost:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

_______________________________________
(1)Classification based on predominant services provided, but may include other services.
Our investments include the following types of healthcare facilities as of December 31, 2021:
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
Direct Investments - Operating
For our operating properties, we enter into management agreements that generally provide for the payment of a fee to a manager, typically 4-5% of gross revenues with the potential for certain incentive compensation, and have direct exposure to the revenues and operating expenses of a property. As a result, our operating properties allow us to participate in the risks and rewards of the operations of healthcare facilities. Revenue derived from ILFs within our direct operating investments is classified as rental income on our consolidated statements of operations. Revenue derived from ALFs, MCFs and CCRCs within our direct operating investments is classified as resident fee income on our consolidated statements of operations.
The weighted average resident occupancy of our operating properties was 75.1% for the year ended December 31, 2021.
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
Our remaining four net lease properties are leased and operated by Arcadia Management and have remaining lease terms of eight years. However, the operator has failed to remit rent and comply with other contractual terms of its lease agreements, which resulted in defaults under the operator’s leases as of December 31, 2021.
In December 2021, we sold six net lease properties leased and operated by Watermark Retirement Communities.

Operators and Managers
The following table presents the operators and managers of our direct investments (dollars in thousands):

		As of December 31, 2021		Year Ended December 31, 2021
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living	(3)	32	4,000	$98,977	40.7%
Watermark Retirement Communities		14	1,753	42,447	17.4%
Avamere Health Services		5	453	17,301	7.1%
Integral Senior Living		1	44	4,556	1.9%
Arcadia Management	(4)	4	572	(3,900)	(1.6)%
Subtotal		56	6,822	$159,381	65.5%
Properties sold		17	3,630	83,896	34.5%
Total				$243,277	100.0%
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
(4)During the year ended December 31, 2021, we recorded rental income to the extent rental payments were received. Rental income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of contractual rent under the lease was deemed not to be probable.
Watermark Retirement Communities and Solstice, together with their affiliates, manage substantially all of our operating properties. As a result, we are dependent upon their personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our properties efficiently and effectively. Through our 20.0% ownership of Solstice, we are entitled to certain rights and minority protections. As Solstice is a joint venture formed exclusively to operate the Winterfell portfolio, Solstice has generated, and may continue to generate, operating losses if declines in occupancy and operating revenues at our Winterfell portfolio continue. During the year ended December 31, 2021, we contributed an additional $0.4 million to Solstice.
Unconsolidated Investments
The following table presents our unconsolidated investments (dollars in thousands):

						Properties as of December 31, 2021(1)
Portfolio	Partner	Acquisition Date	Ownership	AUM(2)	Equity Investment(3)	Seniors Housing Facilities	MOB	SNF	Hospitals	Total
Diversified US/UK	NRF	Dec-2014	14.3%	$445,855	$243,544	92	106	39	9	246
Trilogy	American Healthcare REIT / Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	405,667	189,032	23	—	69	—	92
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	91,348	55,146	1	—	48	—	49
Eclipse	NRF/ Formation Capital, LLC	May-2014	5.6%	37,291	23,400	42	—	9	—	51
Subtotal				$980,161	$511,122	158	106	165	9	438
Solstice		Jul-2017	20.0%	—	402	—	—	—	—	—
Total				$980,161	$511,524	158	106	165	9	438
_______________________________________
(1)Excludes properties classified as held for sale.
(2)Represents assets under management based on cost, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Does not include cost of properties held for sale.
(3)Represents initial and subsequent contributions to the underlying joint venture through December 31, 2021.

•Diversified US/UK. Portfolio of SNFs, ALFs, MOBs and hospitals across the United States and care homes in the United Kingdom. Our Sponsor and other minority partners own the remaining 85.7% of this portfolio.
•Trilogy. Portfolio of predominantly SNFs located in the Midwest and operated pursuant to management agreements with Trilogy Health Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. American Healthcare REIT, Inc., or AHR, and management of Trilogy own the remaining 76.8% of this portfolio.
•Espresso. Portfolio of predominantly SNFs, located in various regions across the United States, and organized in sub-portfolios under net leases. An affiliate of Formation acts as the general partner and manager of this investment. Formation and Safanad Management Limited own the remaining 63.3% of this portfolio.
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
Human Capital
As of December 31, 2021, we had no employees. Our Advisor or its affiliates provide management, acquisition, advisory, marketing, investor relations and certain administrative services for us.
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
Our Advisor’s asset management and capital markets teams are experienced and use many methods to actively manage our asset base to enhance or preserve our income, value and capital and mitigate risk. Our Advisor’s asset management and capital markets teams seek to identify opportunities for our investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide optimal mix of services and enhance the overall value of our assets. To manage risk, our Advisor’s asset management and capital markets teams engage in frequent review and dialogue with operators/managers/borrowers/third party advisors and periodic inspections of our owned properties and collateral. During the COVID-19 pandemic, we performed virtual site tours of our properties in order to comply with safety measures and restrictions and began resuming in person inspections as conditions have allowed. In addition, our Advisor’s asset management and capital market teams consider the impact of regulatory changes on the performance of our portfolio.
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

Seasonality
Our revenues, and our operators’ revenues, are dependent on occupancy. It is difficult to predict seasonal trends and the related potential impact of the cold and flu season, occurrence of epidemics or any other widespread illnesses on the occupancy of our facilities. A decrease in occupancy could affect the operating income of our operating properties as well as the ability of our net lease operator to make payments to us.
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
Inflation
Macroeconomic trends such as increases in inflation and rising interest rates can have a substantial impact on our business and financial results. Many of our costs are subject to inflationary pressures. These include labor, repairs and maintenance, food costs, utilities, insurance and other operating costs. Our managers’ ability to offset increased costs by increasing the rates charged to residents may be limited, therefore, cost inflation may substantially affect the net operating income of our operating properties as well as the ability of our net lease operator to make payments to us.
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
The Tax Cuts and Jobs Act
On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act, or the TCJA. The TCJA made major changes to the Internal Revenue Code including several provisions of the Internal Revenue Code that may affect the taxation of REITs and their securityholders described under the heading “U.S. Federal Income Tax Considerations” in our prospectus included in our Registration Statement on Form S-3 filed December 7, 2015. Certain provisions of the TCJA were temporarily modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The most significant of these provisions, as modified by the CARES Act, if applicable, are briefly summarized as follows:
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
•Net operating loss, or NOL, provisions were modified by the TCJA. The TCJA limited the NOL deduction to 80% of taxable income (before the deduction), however, this 80% limitation was lifted for taxable years beginning before January 1, 2021 by the CARES Act. The TCJA also generally eliminated NOL carrybacks for individuals and non-REIT corporations, however, under the CARES Act, NOLs generated in years beginning after December 31, 2017 and before January 1, 2021 could be carried back five years. REITs may not carryback NOLs, but may carryforward NOLs indefinitely. Subject to the modifications by the CARES Act, the new NOL rules apply to losses arising in taxable years beginning in 2018.
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
•The TCJA limited a taxpayer’s net interest expense deduction to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. The CARES Act temporarily increased this limit, in the absence of an election otherwise, to 50% for non-partnership entities for their 2019 and 2020 taxable years and for partnerships for their 2020 taxable years. In addition, under the CARES Act, a taxpayer could elect to use its adjusted taxable income from its 2019 taxable year for purposes of calculating its limitation in its 2020 taxable year. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitation at the partnership level. Under the CARES Act, a partner allocated disallowed interest with respect to a partnership’s 2019 taxable year could deduct 50% of such amount in such partner’s 2020 taxable year. The TCJA allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property, and a 20-year recovery period for related improvements described below. For this purpose, a real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operating, management, leasing, or brokerage trade or business. We believe this definition encompasses our business and thus will allow us the option of electing out of the limits on interest deductibility should we determine it is prudent to do so. Nonetheless, if a domestic TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships). The interest deduction limit applied beginning in 2018.
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
U.S. Healthcare Regulation
Overview
ALFs, ILFs, MCFs, hospitals, SNFs and other healthcare providers that operate healthcare properties in our portfolio are subject to extensive federal, state and local laws, regulations and industry standards governing their operations. Failure to comply with any of these, and other, laws could result in loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs, or closure of the facility. Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud and abuse and privacy and security, among others. We also expect that efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurers, to impose greater and more stringent cost controls upon operators will intensify and continue. Changes in laws, regulations, reimbursement, and enforcement activity can all have a significant effect on the operations and financial condition of our tenants, operators and managers, which in turn may adversely impact us, as set forth below and under Item 1A. “Risk Factors.”
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
Healthcare Reform
The Patient Protection and Affordable Care Act of 2010, or ACA, impacted the healthcare marketplace in many ways, including by decreasing the number of uninsured individuals in the United States by creating health insurance exchanges to facilitate the purchase of health insurance, expanding Medicaid eligibility, subsidizing insurance premiums, reforming insurance laws and establishing requirements and incentives for businesses to provide healthcare benefits.
The ACA, along with other government health insurance programs, like Medicare and Medicaid, are political flashpoints. Generally speaking, Republicans at federal and state levels have sought to limit federal and state financial support for health insurance coverage. Alternatively, Democrats have sought to expand federal and state financial support for health insurance.
Republican governors and attorneys general pursued legal challenges to the ACA, including one that was considered by the US Supreme Court as recently as 2021. President Trump and congressional Republicans sought, unsuccessfully, to repeal and replace the ACA with narrower alternatives. President Trump, while in office, approved numerous regulatory changes that had the effect of reducing the number of individuals receiving insurance through the ACA exchange marketplaces, and decreasing the number of individuals enrolled in Medicaid.
In recent years, President Biden has sought to increase insurance coverage in the United States, and has achieved some gains through enhanced premium support and Medicaid program changes.
As control of the White House, Congress, governors’ mansions and state legislatures change among political parties, we expect federal and state support for government health insurance programs to wax and wane. Changes to the ACA, Medicare or Medicaid affect our operators, which then can affect our business. Some changes can be material. It is difficult to predict what changes may be forthcoming or how those changes will impact our revenues.
Reimbursements
Federal, state and private payor reimbursement methodologies applied to healthcare providers are continuously evolving. Congress as well as federal and state healthcare financing authorities are continuing to implement new or modified reimbursement methodologies that shift risk to healthcare providers and generally reduce payments for services, which may negatively impact healthcare property operations.
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
Medicare Reimbursement
Medicare is a significant payor source for our SNFs and hospitals. SNFs and hospitals are generally reimbursed by Medicare under prospective payment systems; payments to a tenant under these Medicare payment systems varies based upon the type of hospital, geographic location and service furnished, among other things. Under these payment systems, providers typically receive fixed fees for defined services, which creates a risk that payments will not cover the costs of delivering care. In recent years, the COVID-19 pandemic has had a profound effect on these healthcare businesses. Patient health, length of stay and case mix have all been abnormal and unpredictable. In addition, CMS continues to focus on linking payment to performance relative to quality and other metrics, including performance of up- and downstream, unrelated providers, and bundling payments for multiple items and services in a way that shifts more financial risk to providers. These changes, and a facility’s ability to conform to them, could reduce payments and patient volumes for some facilities, including our operators, which may in turn impact us. Furthermore, while CMS has previously tested some of these new payment principles through optional “models,” CMS could adopt rules making certain detrimental payment policies broadly applicable and mandatory. Patient acuity and cost experience during the COVID-19 pandemic may disrupt the datasets used to determine these payment systems in succeeding years. Federal and state governmental agencies overseeing healthcare programs could propose additional unanticipated changes to the amount and manner in which healthcare providers are paid, and these changes also could have a material adverse effect on payments and patient volumes for some facilities. All of these dynamics and potential changes could be disruptive to our operators and our business as a result.
Skilled Nursing Conditions for Participation - Federal and state health program regulators establish conditions of participation that require healthcare facilities, including SNFs, to meet certain environmental, management and care standards, as well as other regulatory obligations to remain in Medicare and Medicaid programs. Failure of our operators to comply with these Medicare and Medicaid participation requirements could have an adverse impact on the operations and financial condition of our operators, which in turn may adversely impact us, could have an adverse impact the operations and financial condition of our operators, which in turn may adversely impact us.
Skilled Nursing Conditions for Reimbursement- On July 29, 2021, CMS issued a final rule updating the prospective payment system compensation methodology applicable to SNFs for therapy services, which includes updates to the SNF Quality Reporting Program and the SNF Value-Based Program for FY 2022. These changes follow material changes that took effect on October 1, 2019, to the SNF payment model. This Patient Driven Payment Model determined SNF reimbursement by the duration of services provided based on anticipated patient needs. A SNF operator’s ability to conform to these changes could positively or negatively impact the facility’s revenue, which in turn, may impact us.
Medicaid Reimbursement
Medicaid is also a significant payor source for our SNFs and hospitals. The federal and state governments share responsibility for financing Medicaid. Within certain federal guidelines, states have a fairly wide range of discretion to determine Medicaid eligibility and reimbursement methodology. In recent years, CMS embraced a more flexible approach to state amendments and waivers that allow states even more latitude to determine eligibility and reimbursement. Certain states are attempting to slow the rate of growth in Medicaid expenditures by freezing rates or restricting eligibility and benefits; some states have elected not to expand their Medicaid eligibility criteria pursuant to the ACA. Some states have pursued block grant arrangements with CMS, which cap overall federal financial participation, and incentivize the state to reduce Medicaid expenditures. Some states are transitioning their Medicaid programs to managed care models, which rely on networks of contracted providers to provide services at reduced negotiated rates to a higher volume of patients than they might see absent the contract. Such changes may reduce the volume of Medicaid patients at facilities that do not participate in the managed care plan’s network. Facilities that do participate may not receive a sufficient increase in patient volume to offset their lowered reimbursement rates. Medicaid reform activities may seek to revisit some of these flexibilities and trends, which could further disrupt state Medicaid regimes and adversely affect providers. In some states, our tenants and operators could experience delayed or reduced payment for services furnished to Medicaid enrollees, which in turn may adversely impact us.
Licensure, CON, Certification and Accreditation
Hospitals, SNFs, seniors housing facilities and other healthcare providers that operate healthcare properties in our portfolio may be subject to extensive state licensing and certificate of need, or CON, laws and regulations, which may restrict the ability of our operators to add new properties, expand an existing facility’s size or services, or transfer responsibility for operating a particular facility to a new operator. The failure of our operators or managers to obtain, maintain or comply with any required license,

CON or other certification, accreditation or regulatory approval (which could be required as a condition of licensure or third-party payor reimbursement) could result in loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs or closure of the facility, any of which could have an adverse effect on our operations and financial condition.
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
COVID-19 Pandemic
A variety of federal, state and local government efforts have been initiated in response to the COVID-19 pandemic. At the federal level, Congress has enacted a series of emergency stimulus packages, including the CARES Act and the Paycheck Protection Program and Health Care Enhancement Act to provide economic stimulus to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act includes provisions reimbursing eligible health care providers that provide diagnoses, testing or care for individuals with possible or actual cases of COVID-19 for certain health care-related expenses or lost revenues not otherwise reimbursed that are directly attributable to COVID-19 through the U.S. Department of Health and Human Services, or HHS, Provider Relief Fund. Recipients must satisfy reporting obligations and attest to terms and conditions. The HHS will have significant anti-fraud monitoring of the funds distributed and is posting a public list of providers and their payments.
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
Risks Related to Our Business
The ongoing COVID-19 pandemic may have a material adverse effect on our business, results of operations, cash flows and financial condition.
The COVID-19 pandemic has, and will continue to, materially and adversely impact our business. The extent of the COVID-19 pandemic’s continuing impact on our business will depend upon a variety of factors, including the duration and severity of the outbreak, including the impact of new variants, the continued deployment of vaccines and boosters and the effectiveness of these vaccines and boosters over time and against new variants, public health measures, such as business closures and stay-at-home orders, and other actions taken by governments, businesses and individuals in response to the pandemic, the availability of federal, state, local or non-U.S. funding programs, general economic disruption and uncertainty in key markets and financial market volatility and the impact of the COVID-19 pandemic on general macroeconomic conditions and the pace of recovery when the pandemic subsides.
In particular, our properties have been disproportionately impacted by COVID-19. Our revenue depends significantly on occupancy levels at our properties. COVID-19 has, to varying degrees during the course of the pandemic, prevented prospective residents and their families from visiting senior housing and skilled nursing facilities and limited the ability of new occupants to move into these facilities. The continued impact of the pandemic on occupancy remains uncertain at this stage.
Our properties have also incurred increased operational costs as a result of the COVID-19 pandemic. Lower labor force participation rates and inflationary pressures affecting wages have driven increased labor expenses across our industry, with our managers and operators implementing higher wage rates, more costly overtime and usage of contract labor to address these challenges. Our managers and operators have also experienced significant cost increases as a result of increased health and safety measures, increased governmental regulation and compliance, vaccine mandates and other operational changes necessitated either directly or indirectly by the COVID-19 pandemic. Many of these expenses may remain at these higher levels even if the pandemic subsides.
All of these factors have, and may continue, to increase the magnitude of others risks, such as manager and tenant insolvencies, litigation, defaults under our borrowings and liquidity.
There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and other future COVID-19 relief measures. There can be no assurance as to the total amount of financial assistance we or our operators will receive or that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for healthcare providers.
In response to the COVID-19 pandemic, the CARES Act, the Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021 authorized a total of $186 billion to be distributed to healthcare providers through the Provider Relief Fund, which is administered by HHS. These grants are intended to reimburse eligible providers for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions, including reporting, record maintenance and audit requirements and not use grants received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse.

HHS began distributing Provider Relief Fund grants in April 2020 and has made grants available to various provider groups in phases. We, or our operators, applied for grants under Phase 2, Phase 3 and Phase 4 of the Provider Relief Fund and we, or our operators, may apply for additional grants in the future. There can be no assurance that any additional grants from the Provider Relief Fund or any future source of government funding will be made available to us or our operators in the future. Any grants that are ultimately received and retained are not expected to fully offset the respective losses incurred that are attributable to COVID-19. Further, although we continue to monitor and evaluate the terms and conditions associated with the Provider Relief Fund distributions, we cannot assure you that we or our operators will be in compliance with all requirements related to the payments received under the Provider Relief Fund. If we or any of our operators fail to comply with all of the terms and conditions, we or they may be required to repay some or all of the grants received and may be subject to other enforcement action, which could have a material adverse impact on our business and financial condition.

There remains a high degree of uncertainty surrounding the continued implementation of the CARES Act and related legislation. The federal government continues to evaluate its response to the COVID-19 pandemic, including whether additional financial measures and related regulations and guidance should be implemented. There can be no assurance that the terms and conditions of the Provider Relief Fund grants or other programs will not change or be interpreted in ways that affect our ability to comply with such terms and conditions (which could affect our ability to retain any grants that we receive), the amount of total financial grants we may ultimately receive or our eligibility to participate in any future funding. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic on our business, financial condition and results of operations.
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
As of December 31, 2021, we had 52 properties operated pursuant to management agreements, excluding our unconsolidated ventures and assets held for sale, or 90.0% of our operating real estate, where we are directly exposed to various operational risks that may increase our costs or adversely affect our ability to generate revenues. These risks include: (i) fluctuations in occupancy; (ii) fluctuations in government reimbursement and private pay rates, including the inability to achieve economic resident fees; (iii) increases in the cost of food, materials, energy, labor (as a result of unionization, COVID-19 related workforce challenges or otherwise) or other services; (iv) rent control regulations; (v) national and regional economic conditions; (vi) the imposition of new or increased taxes; (vii) capital expenditure requirements; (viii) federal, state, local licensure, certification and inspection, fraud and abuse, and privacy and security laws, regulations and standards; (ix) professional and general liability claims; (x) the availability and increases in cost of general and professional liability insurance coverage; and (xi) the impact of actual and anticipated outbreaks of disease and epidemics, such as COVID-19. Any one or a combination of these factors may adversely affect our revenue and operations.
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

If these properties do not generate sufficient revenues to cover expenses, we are responsible for any operating shortfalls. For the year ended December 31, 2021, excluding properties sold, five of our properties operated under management agreements generated operating losses. Our Winterfell portfolio in particular, which represents 58.1% of our operating real estate, does not currently generate sufficient cash flow from operations to satisfy all of the debt service obligations for the borrowings on this portfolio, as well as the capital expenditures we deem necessary in order to maintain the value of the portfolio. We are currently using other sources of capital to satisfy these obligations, including cash flow generated by other portfolios and dispositions. These operating shortfalls are adversely impacting our liquidity and results of operations. If performance of the Winterfell portfolio does not improve, it will have a material adverse impact on the overall value of our investments. These performance issues may also result in defaults under our borrowings, subject us to liabilities and expense and will adversely impact our liquidity, results of operations and the value of our investments.
We depend on two operators/managers, Watermark Retirement Communities, or Watermark, and Solstice, for a significant majority of our revenues and net operating income. Adverse developments in Watermark’s or Solstice’s business and affairs or financial condition could have a material adverse effect on us.
As of December 31, 2021, Watermark and Solstice or their respective affiliates collectively managed 46 of our seniors housing facilities pursuant to management agreements. For the year ended December 31, 2021, properties managed and leased by Watermark and Solstice, excluding revenues from properties sold, represented 26.6% and 62.1% of our total property and other revenues, respectively, and 22.4% and 58.1% of our operating real estate, respectively.
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
Our operators’ revenues are primarily driven by occupancy, private pay rates and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement may continue to be subject to reimbursement cuts, disruptions in payment, audit and recovery actions and state budget shortfalls. Additionally, federal and state governmental entities are considering and may impose new regulatory obligations that could increase costs, expose our operators to financial penalties or program suspension or exclusion, or limit their number of residents or patients. In addition, revenues may be affected by a severe flu season, an epidemic or other widespread illness, such as coronavirus, that impacts occupancy and length of stay, which our operators cannot control. Operating costs, including labor costs and costs of compliance with government programs, continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating sufficient cash, our operators may not be able to make payments to us. During the year ended December 31, 2021, within our consolidated portfolio of investments, two of our three operators failed to satisfy minimum lease coverage ratios under their leases and/or failed to timely pay their full rent to us. Any such performance issues may result in defaults under our borrowings, subject us to liabilities and expense and will adversely impact our liquidity, results of operations and the value of our investments.
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
We have made significant investments through joint ventures with third parties. For example, we currently have joint ventures with our Sponsor, with respect to the Diversified US/UK and Eclipse portfolios, Formation, with respect to the Eclipse and Espresso portfolios, AHR with respect to the Trilogy portfolio and Watermark with respect to portions of the Aqua and Rochester portfolios. As of December 31, 2021, unconsolidated joint ventures and consolidated joint ventures represented 40.3% and 12.3%, respectively, of our total real estate equity investments, based on cost. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:
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
Costs to seniors associated with independent and assisted living services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to pay the monthly resident fees, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If our operators are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other services provided by our operators at our healthcare facilities, our occupancy rates and resident fee revenues could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition and our ability to make distributions to stockholders.

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
In certain cases, we and our operators and managers may be subject to professional liability claims brought by plaintiffs’ attorneys seeking significant punitive damages and attorneys’ fees. Due to the historically high frequency and severity of professional liability claims against senior housing and healthcare providers, the availability of professional liability insurance has decreased and the premiums on such insurance coverage remain costly. The cost of this insurance coverage and number of claims of this nature may increase on account of the impact of the COVID-19 pandemic. These claims, with or without merit, could cause us to incur substantial costs, harm our reputation and adversely affect our ability to attract and retain residents, any of which could have a material adverse effect on our business, financial condition and results of operations. In particular, professional liability carriers may seek to exclude claims related to COVID-19 from coverage. As a result, insurance protection against such claims may not be sufficient to cover all claims against us or our operators or managers, and may not be available at a reasonable cost. If we or our operators and managers are unable to maintain adequate insurance coverage or are required to pay punitive damages, we or they may be exposed to substantial liabilities.
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
We have acquired real estate assets located in the United Kingdom through our investment in the Diversified US/UK Portfolio. These investments may expose us to risks that are different from those commonly found in the United States, including, but not limited to adverse market conditions caused by inflation or other changes in national or local political and economic conditions, including in response to the COVID-19 pandemic, challenges of complying with a wide variety of foreign laws and legal and logistical barriers to enforcing our contractual rights in other countries, including insolvency regimes, landlord/tenant rights and ability to take possession of the collateral.
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
Compliance with the Americans with Disabilities Act of 1990, or the ADA, Fair Housing Act of 1968, or the Fair Housing Act and fire, safety and other regulations may require us or our operators to make unanticipated expenditures which could adversely affect our business, financial condition and results of operations.
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
We may not be able to fund all future capital needs, including capital expenditures, debt obligations and other commitments, from cash flows generated from operations. As a result, we may need to rely on external sources of capital to fund future capital needs. If we are unable to obtain needed capital at all or only on unfavorable terms, we might not be able to make the investments needed to maintain our business or to meet our obligations and commitments as they become due, which could have a material adverse impact on us. Our access to capital depends upon a number of factors over which we have little or no control, including, among others, the performance of the national and global economies generally, competition in the healthcare industry, issues facing the healthcare industry, including regulations and government reimbursement policies, operating costs and the market value of our properties. Although we believe that we have sufficient access to capital and other sources of funding to meet our expected liquidity needs at this time, we cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect our results of operation and financial condition. If we do not generate sufficient cash flow from operations and cannot access capital at an acceptable cost or at all, we may be required to liquidate one or more investments in properties at times that may not permit us to maximize the return on those investments.
We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
As of December 31, 2021, we had $1.7 billion of borrowings outstanding, including both our borrowings and our proportionate interest of the borrowings of our unconsolidated joint ventures. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs. Although the use of leverage may enhance returns and increase the number of investments that we can make, it increases our risk of loss, impacts our liquidity and restricts our ability to engage in certain activities. Our substantial borrowings, among other things:
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
If we fail to comply with the covenants in the instruments governing our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. As of December 31, 2021, $85.4 million in aggregate principal amount of our non-recourse borrowings, including both our borrowings and our proportionate interest of the borrowings of our unconsolidated joint ventures, were in default as a result of the failure of our operators or managers to pay rent or satisfy certain performance thresholds or other covenants. As a result of these defaults or if we default on additional borrowings, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. In addition, we or our joint venture partners may be unable to refinance borrowings when they become due on favorable terms, or at all, which could have a material adverse impact on our results of operations.
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
Some of our existing indebtedness uses as a reference rate LIBOR, as calculated for U.S. dollar, or USD-LIBOR, and we expect a transition from LIBOR to another reference rate due to the phase out of the reference rate. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and previously announced its intention to cease publication of remaining USD-LIBOR settings immediately after June 30, 2023. Though an alternative reference rate for USD-LIBOR, the Secured Overnight Financing Rate, or SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from USD-LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. We did not declare any distributions for the years ended December 31, 2021 or December 31, 2020, since our board of directors determined to suspend distributions in order to preserve capital and liquidity.
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
Our board of directors determined an estimated value per share of $3.91 for our common stock as of June 30, 2021. You should not rely on the estimated value per share as being an accurate measure of the current value of shares of our common stock or in making an investment decision.
On November 11, 2021, our board of directors approved and established an estimated value per share of $3.91 for our common stock as of June 30, 2021. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable. However, the market for commercial real estate assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount.
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
Our charter does not require our board of directors to pursue a transaction providing liquidity to stockholders. If our board of directors determines to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. In addition, we are not restricted from effecting a liquidity transaction with our Sponsor or one of its affiliates, which may result in certain conflicts of interest. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert stockholders’ shares to cash easily, if at all, and could suffer losses on their investment in our shares.
Risks Related to Our Advisor
Our ability to achieve our investment objectives depends in substantial part upon the performance of our Advisor.

Our ability to achieve our investment objectives depends in substantial part upon the performance of our Advisor. Stockholders must rely entirely on the management abilities of our Advisor and the oversight of our board of directors. Our Advisor and its affiliates receive fees in connection with the management of our investments regardless of their quality or performance or the services provided. As a result, our Advisor may be incentivized to take actions that increase the amount of fees payable to it. In addition, our Sponsor, the parent company of our Advisor, owns its own diversified portfolio of medical office buildings, senior housing facilities, skilled nursing facilities and specialty hospitals and therefore faces assorted conflicts of interest that may influence its actions. Refer to “—Risks Related to Conflicts of Interest” below.
Our Former Sponsor’s divestiture of its healthcare platform to our New Sponsor could have an adverse impact on our business.
Our Former Sponsor completed its previously announced disposition of its wellness infrastructure platform, including our Advisor, in February 2022. As a result of this transaction, the ultimate ownership and control of our Advisor has changed. The new owners of our New Sponsor and Advisor may not have the experience and track record of our Former Sponsor, may have different business objectives and/or may change the manner in which they provide services to us. In addition, the transaction may result in disruption in our Advisor’s ability to manage our business, including with respect to its ability to attract, retain and motivate key personnel, the transition of various information technology and other services to the new platform and may also cause clients and others that deal with our Sponsor to seek to change existing business relationships. Any such fundamental change to our Advisor could be disruptive to our business and operations and could have a material adverse effect on our performance.
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
Payment of fees to our Advisor and its affiliates increases the risk that stockholders will not be able to recover the amount of their investment in our shares.
Our Advisor and its affiliates perform services for us in connection with the management and administration of our investments. We pay them substantial fees for these services, which results in immediate dilution to the value of stockholders’ investment. We may increase the compensation we pay to our Advisor subject to approval by our board of directors and other limitations in our charter, which would further dilute stockholders’ investment.
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
Risks Related to Conflicts of Interest
Our executive officers and our Advisor’s and its affiliates’ key professionals face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our company.
Our executive officers and the key investment professionals relied upon by our Advisor are also officers, directors and managers of other companies. Our Advisor and its affiliates, directly or indirectly, receive substantial fees from us. These fees could influence the advice given to us by the key personnel of our Advisor and its affiliates, including our Advisor’s investment committee. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including our advisory agreement;

•sales of investments;
•borrowings to originate or acquire investments, which borrowings which historically increased the fees payable to our Advisor;
•whether we seek approval to internalize our management, which may entail acquiring assets from our Sponsor (such as office space, furnishings and technology costs) and employing our Advisor’s or its affiliates’ professionals performing services for us for consideration that would be negotiated at that time and may result in these investment professionals receiving more compensation from us than they currently receive from our Advisor or its affiliates; and
•whether and when we seek to sell our company or its assets.
In addition to the management fees we pay to our Advisor, we reimburse our Advisor for costs and expenses incurred on our behalf, including indirect personnel and employment costs of our Advisor and its affiliates and these costs and expenses may be substantial.
We pay our Advisor substantial fees for the services it provides to us and we also have an obligation to reimburse our Advisor for costs and expenses it incurs and pays on our behalf. Subject to certain limitations and exceptions, we reimburse our Advisor for both direct expenses as well as indirect costs, including personnel and employment costs of our Advisor, and its affiliates, which may include certain executive officers of our Advisor and its affiliates, as well as rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses. The costs and expenses our Advisor incurs on our behalf, including the compensatory costs incurred by our Advisor and its affiliates, can be substantial. There are conflicts of interest that arise when our Advisor makes allocation determinations. For the year ended December 31, 2021, our Advisor allocated $14.0 million in costs and expenses to us.  Our Advisor could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
Professionals acting on behalf of our Advisor face competing demands relating to their time and this may cause our operations and stockholders’ investment to suffer.
Professionals acting on behalf of our Advisor that perform services for us are also executive officers or employees of our Sponsor. As a result of their interests in our Sponsor and its affiliated entities and the fact that they engage in and they continue to engage in other business activities on behalf of our Sponsor and its affiliated entities, these individuals face conflicts of interest in allocating their time among us, our Advisor and its affiliates, and other business activities in which they are involved. These conflicts of interest could result in less effective execution of our business plan as well as declines in the returns on our investments and the value of stockholders’ investment.
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
We rely on our Advisor’s and its affiliates’ investment professionals to identify suitable investment opportunities for our company. Our investment strategy may be similar to that of, and may overlap with, the investment strategies of our Sponsor or one of its affiliates. Our Advisor has adopted an allocation policy that provides that all investment opportunities sourced by our Advisor are allocated the Company and affiliated entities of the Advisor based on investment objectives, dedicated mandates, restrictions, risk profile and other relevant characteristics. If, after consideration of the relevant factors, our Advisor and its affiliates determine that such investment is equally suitable for more than one company, the investment may be pursued by an affiliated entity. In certain situations, our Advisor and its affiliates may determine to allow more than one client, including us, to co-invest in a particular investment. In discharging its duties under this allocation policy, our Advisor and its affiliates endeavor to allocate all investment opportunities in a manner that is fair and equitable over time.

While these are the current procedures for allocating investment opportunities, our Advisor and its affiliates may revise this allocation policy. Changes to the investment allocation policy that could adversely impact the allocation of investment opportunities to us in any material respect may be proposed by our Advisor and must be approved by our board of directors. In the event that our Advisor adopts a revised investment allocation policy that materially impacts our business, we will disclose this information in the reports we file publicly with the SEC, as appropriate.
The decision of how any potential investment should be allocated for which such investment may be most suitable may, in many cases, be a matter of highly subjective judgment which will be made by our Advisor and its affiliates in their sole discretion. Stockholders may not agree with the determination and such determination could have an adverse effect on our investment strategy. Our right to participate in the investment allocation process described above will terminate once we are no longer advised by our Advisor or its affiliates.
Our Advisor must continually address conflicts between its interests, those of its affiliated entities and us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. However, appropriately dealing with conflicts of interest is complex and difficult and if our Advisor fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.
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
In addition, the transition of certain information systems in connection with the Sponsor Transaction, may separately cause delays and other problems in our activities.
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
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, if any, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, if any, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws. In 2021, we had REIT taxable income that was offset by our net operating loss carry-forward and as such, we were not subject to the distribution requirements. We do not currently expect to have any REIT taxable income in 2022 and we do not currently expect that we will be required to make distributions in order to satisfy the REIT distribution requirements.
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
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose), if any, in order to continue to qualify as a REIT. In 2021, we had REIT taxable income that was offset by our net operating loss carry-forward and as such, we were not subject to the distribution requirements. We do not currently expect to have any REIT taxable income in 2022 and we do not currently expect that we will be required to make distributions in order to satisfy the REIT distribution requirements. However, we intend to make distributions to stockholders if necessary to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make any such distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our healthcare real estate property investments are a part of our direct investments - operating and direct investments - net lease segments and are described under Item 1. “Business.” The following table presents information with respect to our properties, excluding properties owned through unconsolidated joint ventures, as of December 31, 2021 (dollars in thousands):

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Gross Carrying Value(3)	Borrowings
Direct Investments - Operating(4)
Albany, OR	30,868	50	100%	ALF	4,002	8,492
Apple Valley, CA	116,365	130	100%	ILF	19,436	20,522
Auburn, CA	90,494	110	100%	ILF	21,554	23,185
Austin, TX	102,885	130	100%	ILF	26,159	25,528
Bakersfield, CA	106,640	126	100%	ILF	24,344	16,201
Bangor, ME	111,000	117	100%	ILF	26,860	20,661
Bellingham, WA	86,615	120	100%	ILF	22,770	22,941
Churchville, NY	78,110	77	97%	ILF	8,797	6,575
Clovis, CA	99,849	118	100%	ILF	24,644	18,055
Columbia, MO	105,948	121	100%	ILF	26,175	21,844
Corpus Christi, TX	118,671	132	100%	ILF	17,252	17,900
East Amherst, NY	100,997	116	100%	ILF	22,069	17,829
El Cajon, CA	77,930	105	100%	ILF	18,399	20,197
El Paso, TX	95,517	121	100%	ILF	17,199	11,750
Fairport, NY	126,927	120	100%	ILF	22,705	15,899
Fenton, MO	95,007	114	100%	ILF	25,862	23,626
Frisco, TX	228,471	202	97%	ILF	42,465	26,000
Frisco, TX	45,130	51	97%	ALF	13,771	—
Grand Junction, CO	124,174	144	100%	ILF	29,949	18,751
Grand Junction, CO	79,778	103	100%	ILF	14,672	9,608
Grapevine, TX	97,796	116	100%	ILF	11,636	21,492
Greece, NY	51,978	78	97%	ALF	7,595	—
Greece, NY	195,840	216	97%	ILF	34,996	26,833
Groton, CT	119,474	162	100%	ILF	16,847	16,933
Guilford, CT	142,136	131	100%	ILF	11,778	23,382
Henrietta, NY	158,959	136	97%	ILF	19,374	11,881
Joliet, IL	117,357	114	100%	ILF	18,075	14,349
Kennewick, WA	105,268	120	100%	ILF	21,365	7,387
Las Cruces, NM	113,874	131	100%	ILF	18,401	10,764
Lees Summit, MO	122,917	126	100%	ILF	23,104	26,162
Lodi, CA	96,251	119	100%	ILF	25,154	19,353
Milford, OH	145,896	124	97%	ILF	18,460	18,661
Milford, OH	19,500	40	97%	MCF	6,346	—
Normandy Park, WA	98,206	109	100%	ILF	15,308	15,617
Palatine, IL	161,700	135	100%	ILF	17,061	19,352
Penfield, NY	108,533	200	97%	ALF	13,001	12,502
Penfield, NY	86,200	87	97%	ILF	11,150	10,918
Plano, TX	106,868	115	100%	ILF	11,965	15,483
Port Townsend, WA	106,585	120	100%	ALF	24,006	16,236
Renton, WA	88,162	111	100%	ILF	25,594	18,327
Rochester, NY	242,430	220	97%	ILF	36,874	18,911
Rochester, NY	89,843	95	97%	ALF	3,628	5,341
Roseburg, OR	44,750	63	100%	ALF	12,985	12,013
Sandy, OR	72,619	84	100%	ALF	19,201	13,702
Sandy, UT	103,449	116	100%	ILF	16,067	15,201
Santa Barbara, CA	27,217	44	100%	MCF	18,533	3,914
Santa Rosa, CA	120,553	116	100%	ILF	34,035	26,888

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Gross Carrying Value(3)	Borrowings
Sun City West, AZ	200,553	195	100%	ILF	26,643	24,707
Tacoma, WA	149,856	157	100%	ILF	43,194	28,916
Victor, NY	228,501	182	97%	ILF	36,547	27,174
Victor, NY	85,455	45	97%	ILF	14,144	11,732
Wenatchee, WA	128,905	136	100%	ALF	32,628	18,701
Undeveloped Land
Penfield, NY	—	—	97%	NA	534	—
Rochester, NY	—	—	97%	NA	544	—
Direct Investments - Net Lease
Bohemia, NY (5)	73,000	130	100%	ALF	32,223	22,716
Hauppauge, NY (5)	84,000	119	100%	ALF	21,932	13,782
Islandia, NY (5)	192,000	218	100%	ALF	45,926	33,866
Jericho, NY (5)	55,000	105	100%	ALF	21,962	15,005
Total	6,163,007	6,822			$1,197,900	$943,765
_________________________________________________
(1)Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.
(2)Classification based on predominant services provided, but may include other services.
(3)For direct investments and undeveloped land, gross carrying value is net of impairment, before accumulated depreciation as presented in our consolidated financial statements as of December 31, 2021 and excludes purchase price allocations related to net intangibles and other assets and liabilities. Refer to “Note 3, Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”
(4)Excludes one property for which we hold future interests in seven condominium units.
(5)Initial lease term expires in August 2029. Operator has failed to remit rent timely and comply with other contractual terms of its lease agreements, which resulted in a default under the operator’s leases as of December 31, 2021.
As of December 31, 2021, none of our properties had a carrying value equal to or greater than 10% of our total assets. Refer to the “—Operators and Managers” of Part I, Item 1. “Business.”
Item 3. Legal Proceedings
We may be involved in various litigation matters arising in the ordinary course of our business. The effects of COVID-19 may also lead to heightened risk of litigation, with an ensuing increase in litigation-related costs. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, any current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.
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
On November 11, 2021, upon the recommendation of the audit committee of our board of directors, our board of directors, including all of our independent directors, approved and established an estimated value per share of our common stock of $3.91 as of June 30, 2021, or the Valuation Date. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares of our common stock outstanding, in each case as of the Valuation Date. The information used to generate the estimated value per share, including market information, investment- and property-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date.
As of the Valuation Date, (i) the estimated value of our healthcare real estate properties was $1.57 billion, compared with an aggregate cost, including purchase price, deferred costs and other assets, of $2.09 billion, (ii) the estimated value of our healthcare real estate investments held through unconsolidated joint ventures was $439.7 million, compared with an aggregate equity contribution, net of distributions in connection with asset sales, of $468.6 million, (iii) the estimated value of our healthcare-related commercial real estate debt investment was $27.7 million, equal to the aggregate outstanding principal amount of $27.7 million, and (iv) the estimated value of our healthcare real estate liabilities was $1.35 billion, compared with an aggregate outstanding principal amount of $1.41 billion.
For additional information on the methodology used in calculating our estimated value per share as of June 30, 2021, refer to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the SEC on November 12, 2021.
It is currently anticipated that our next estimated value per share will be based upon our assets and liabilities as of June 30, 2022 and such value will be included in a Current Report on Form 8-K or such other filing with the SEC. We intend to continue to publish an updated estimated value per share annually.
Stockholders
As of March 17, 2022, we had 37,382 stockholders of record.
Distributions
We did not declare any distributions to stockholders during the years ended December 31, 2021 and 2020. In January 2019, we declared distributions to stockholders totaling $5.4 million, of which $3.0 million were distributed in cash and $2.4 million were reinvested pursuant to our DRP. Distributions were paid to stockholders a month in arrears.
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of our common stock in lieu of receiving cash distributions. The purchase price per share under our initial DRP was $9.50. In connection with its determination of the offering price for shares of our common stock in our follow-on offering, the board of directors determined that distributions may be reinvested in shares of our common stock at a price of $9.69 per share, which was approximately 95% of the offering price of $10.20 per share established for purposes of our follow-on offering. In April 2016 and effective through January 31, 2019, our board of directors determined that distributions may be reinvested in shares of our common stock at a price equal to the most recent estimated value per share of the shares of common stock. The following table presents the estimated value per share of common stock based on when the price became effective:

Effective Date	Estimated Value per Share	Valuation Date
April 2016	$8.63	12/31/2015
December 2016	9.10	6/30/2016
December 2017	8.50	6/30/2017
December 2018	7.10	6/30/2018
December 2019	6.25	6/30/2019
December 2020	3.89	6/30/2020
November 2021	3.91	6/30/2021
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
Since inception, we issued 25.7 million shares totaling $232.6 million of gross offering proceeds pursuant to our DRP.
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
For the year ended December 31, 2021, we have not repurchased any shares of our common stock.
Unregistered Sales of Equity Securities
On October 31, 2021 we issued 237,298 shares of common stock at $3.89 per share to our Advisor as part of its asset management fee, pursuant to our advisory agreement. On November 30, 2021 and December 31, 2021, we issued 237,298 and 239,769 shares of common stock at $3.91 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
Item 6. [Reserved]

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
Business Summary
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
•Debt Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate. During the year ended December 31, 2021, we had one mezzanine loan, which was repaid in August 2021.
For information regarding our investments as of December 31, 2021, refer to “Our Investments” included in Part I, Item 1. “Business.”
Business Update
Investments, Financings and Disposition Activities
The year ended December 31, 2021 marked a pivotal and transitional period for our business, portfolio composition and liquidity. The following is a summary of significant investment, financing and disposition activities during the year:
•In December 2021, we completed the sale of the Watermark Fountains net lease and operating portfolios for $580.0 million. The sale generated net proceeds of approximately $114.0 million after the repayment of mortgage notes, which totaled $450.7 million and payment of transaction and other costs, distributions to non-controlling interests, and releases of reserves and other prorations.
•In August 2021, the outstanding principal balance of our mezzanine loan was repaid in full. Principal repayments received during the year ended December 31, 2021 totaled $74.4 million, which includes payment-in-kind interest. The borrower funded these principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
•In July 2021, we repaid, in full, the $35.0 million outstanding borrowings under our revolving line of credit from an affiliate of our Sponsor, or the Sponsor Line.
•In June 2021, we completed the sale of the Kansas City portfolio, which generated net proceeds of approximately $4.7 million.
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
Operating Performance
Throughout the year ended December 31, 2021, the world continued to experience the broad effects of the COVID-19 pandemic. Our healthcare real estate business and investments were challenged by declines in resident occupancy, lower labor force participation rates, which drove increased labor costs, and inflationary pressures on other operating expenses. Significant vaccine deployment helped to reduce COVID-19 infections and transmissions within our communities, which in turn, improved demand, led to an improvement in resident occupancy at our communities during the third and fourth quarters of 2021 and reduced preventative operating costs.
We continue to see increased demand and lead generation for our communities and remain optimistic on the long-term outlook for the seniors housing industry, but anticipate the continuing impact of the COVID-19 pandemic on the operational and financial performance of our business, which may differ considerably across regions and fluctuate over time. New variants of the virus, which may increase reported infection rates, along with labor and inflationary pressures on costs, may further interfere with the general economic recovery.
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
The following is a summary of the performance of our investment segments for the year ended December 31, 2021 as compared to the year ended December 31, 2020. For additional information on financial results, refer to “—Results of Operations.”
Direct Investments - Operating
The impact of COVID-19 resulted in occupancy levels nearing historical lows across our direct operating investments at the beginning of 2021. While average occupancy was lower for the year ended December 31, 2021 as compared to 2020, on a same store basis, our direct operating investments experienced an improved demand and an increase in the number of resident move-ins during 2021. Recent occupancy trends have shown improvements, with average monthly occupancy in December 2021 exceeding the average monthly occupancy in December 2020 by 2.5%. A summary of average occupancy by manager is as follows:

	Average Monthly Occupancy			Average Annual Occupancy
Operator / Manager	December 2021	December 2020	Variance	2021	2020	Variance
Watermark Retirement Communities(1)	77.2%	76.4%	0.8%	75.4%	77.5%	(2.1)%
Solstice Senior Living	77.2%	74.2%	3.0%	73.9%	76.8%	(2.9)%
Avamere Health Services	85.0%	80.1%	4.9%	81.9%	85.5%	(3.6)%
Integral Senior Living(1)	97.5%	100.0%	(2.5)%	98.1%	88.8%	9.3%
Direct Investments - Operating	77.9%	75.4%	2.5%	75.1%	77.7%	(2.6)%
_______________________________________
(1)Average monthly and annual occupancy excludes properties sold.

On a same store basis, rental and resident fee income of our direct operating investments declined to $163.3 million for the year ended December 31, 2021 as compared to $163.9 million for the year ended December 31, 2020. Overall, average annual occupancy for our direct operating investments declined by 2.6% in 2021 as compared to 2020. However, declines in revenue from lower occupancy were partially offset by rate increases. While occupancy improved during the second half of 2021, our direct operating investments’ occupancy levels remain below pre-pandemic averages.
On a same store basis, excluding COVID-19 related expenses, property operating expenses of our direct operating investments increased to $120.4 million for the year ended December 31, 2021 as compared to $111.0 million for the year ended December 31, 2020. We continue to experience staffing challenges and, in turn, salaries and wages expense has increased due to additional overtime hours and use of agency and contract labor to fill open positions. In addition, sales and marketing expenses have increased with the improved volume of resident move-ins, while the resumption of normalized business operations has allowed our managers to complete deferred repairs and maintenance projects.

Overall, on a same store basis, rental and resident fee income, net of property operating expenses, of our direct operating investments decreased to $42.9 million for the year ended December 31, 2021 as compared to $52.9 million for the year ended December 31, 2020.
Our direct operating investments incurred COVID-19 related expenses totaling $4.4 million and $9.9 million for the years ended December 31, 2021 and 2020, respectively. In addition, during the years ended December 31, 2021 and 2020, our direct operating investments received and recognized grant income totaling $7.7 million and $1.8 million, respectively, from the Provider Relief Fund administered by the U.S. Department of Health and Human Services, or HHS. These grants are intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Provided that we attest to and comply with certain terms and conditions of the grants, we will not be required to repay these grants in the future.
Direct Investments - Net Lease
On a same store basis, we recognized $3.4 million of rental income from our direct net lease investments during the year ended December 31, 2021, as compared to $10.1 million recognized in 2020, excluding straight-line rental adjustments in both periods. A summary of rental income from our direct net lease investments is as follows:
•The operator of our Arbors portfolio has failed to remit contractual rent and satisfy other lease conditions. Contractual monthly rent obligations have been remitted through April 2021 and we have recorded rental income to the extent rental payments were received during the year ended December 31, 2021.
•We sold our Watermark Fountains net lease portfolio in December 2021. The operator remitted full contractual rent per the amended terms of its lease through November 2021. In April 2021, we executed a lease modification that allowed the operator to defer up to $3.0 million of contractual rent payments over the remaining term of the lease, which were forgiven upon the sale of the portfolio.
•We sold our Smyrna property in May 2021. No rental income was received or recognized from the operator during the year ended December 31, 2021.
Unconsolidated Investments
Overall, our unconsolidated investment portfolios experienced similar operational challenges presented by the COVID-19 pandemic as our direct operating investments. Equity in earnings totaled $15.8 million for the year ended December 31, 2021 as compared to equity in losses of $34.5 million for the year ended December 31, 2020. Equity in earnings includes our proportionate share of net gains from sales transactions in the Espresso and Eclipse joint ventures, which totaled $22.0 million for the year ended December 31, 2021. These sales resulted in lower rental income recognized by the joint ventures during the year ended December 31, 2021. Equity in losses for the year ended December 31, 2020 includes our proportionate share of impairment losses recorded by the underlying joint ventures of our unconsolidated investments, which totaled $38.2 million.
During the year ended December 31, 2021, we received distributions from our unconsolidated investments, which totaled $18.1 million as compared to $5.9 million for the year ended December 31, 2020. The increase in distributions is primarily a result of increased sales activity during the year ended December 31, 2021. Distributions continued to be limited by reinvestment and development in the Trilogy joint venture, operational challenges in the Diversified US/UK and Eclipse joint ventures and debt repayments in the Espresso joint venture.
The following is a summary of operations and performance for the Trilogy, Diversified US/UK, and Espresso joint ventures for the year ended December 31, 2021:
•Trilogy: Labor shortages, resulting in additional overtime and agency staffing, continued to impact the operations of the predominantly SNF portfolio during the year ended December 31, 2021. Additionally, less federal COVID-19 provider relief grants were received and recognized as income during the year ended December 31, 2021 as compared to 2020. While challenged throughout 2021, occupancy and financial results improved during the fourth quarter of 2021.
•Espresso: The joint venture received full contractual rent from its net lease operators during the year ended December 31, 2021. In December 2021, the joint venture resumed distributions to its partners for the first time since the second quarter of 2017. During 2021, the portfolio sold 43 properties, or 28% of the portfolio. Net proceeds from the sales were used to repay our mezzanine loan originated to the joint venture. Refer to “—Business Update” for further detail on the mezzanine loan repayment.
•Diversified US/UK: The joint venture received substantially all contractual monthly rent from its net lease and MOB tenants in the United States during the year ended December 31, 2021. SNF and ALF operating portfolios sustained suboptimal occupancy levels and experienced staffing challenges resulting from the continued broad effects of the

COVID-19 pandemic. The operator of the joint venture's net lease portfolio in the United Kingdom experienced similar effects of the pandemic on its operations, which resulted in a lease modification and lower rental income recognized during the year ended December 31, 2021.
Debt Investments
During the year ended December 31, 2021, interest income generated by our mezzanine loan debt investment totaled $4.7 million, a decrease from $7.7 million for the ended year ended December 31, 2020, as a result of the loan being repaid in full in August 2021. The borrower funded principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
Recent Developments
The following is a discussion of material events which have occurred subsequent to December 31, 2021 through March 17, 2022.
Sponsor Transaction
On February 28, 2022, our former Sponsor, DigitalBridge Group, Inc., or our Former Sponsor, completed the previously announced disposition of its wellness infrastructure platform, or the Sponsor Transaction, which included CNI NSHC Advisors, LLC, or our Advisor, and the individuals currently engaged in the management and oversight of the healthcare platform. The sale resulted in a change of the owner and control of our Advisor to NRF Holdco, LLC, or NRF or our New Sponsor, but did not directly impact the ownership or control of us or any of our assets.
Advisory Agreement
In connection with the Sponsor Transaction, our advisory agreement was renewed for a one-year term commencing on February 28, 2022 upon terms identical to those in effect through February 28, 2022, but removed our Former Sponsor as the Sponsor and added NRF as the New Sponsor.
Sponsor Line of Credit
On February 28, 2022, our Sponsor Line was amended to extend the maturity date to February 28, 2024.

Outlook and Recent Trends
The healthcare industry, which includes ILFs, ALFs, MCFs, CCRCs, SNFs, MOBs and hospitals, continues to experience the effects of COVID-19, including declines in resident occupancy, lower operating cash flows and compressed operating margins.
The CARES Act has provided over $100 billion in grants to eligible health care providers for health care related expenses or lost revenues that are attributable to COVID-19. Licensed assisted living providers became eligible to apply for funding under the Provider Relief Fund Phase 2 General Distribution allocation and remain eligible under the Provider Relief Fund Phase 3 and Phase 4 General Distributions. In addition, the CMS has provided accelerated and advance payments to Medicare providers. Operators continue to evaluate their options for financial assistance, such as utilizing programs within the CARES Act as well as other state and local government relief programs. However, the uncertainty regarding future availability of such relief, and its ultimate impact, including the extent to which relief funds from such programs will provide meaningful support for lost revenue and increasing costs, is uncertain. Additionally, although we continue to evaluate and monitor the terms and conditions associated with relief programs, we cannot ensure ultimate compliance with all the requirements related to the assistance received. If any of our operators fail to comply with all of the terms and conditions, they may be required to repay some or all of the grants received and may be subject to other enforcement action, which could have a material adverse impact on our business and financial condition.
Healthcare industry operating results will continue to be impacted to the extent occupancy remains below pre-pandemic levels. Further, the healthcare industry anticipates operating margins will continue to be impacted by cost inflation, labor pressures, additional staffing needs and related cost burdens.
The healthcare industry’s operational and financial recovery from the impact of the COVID-19 will depend on a variety of factors, which may differ considerably across regions, fluctuate over time and are highly uncertain. The healthcare industry experienced a higher pace of move-ins during the fourth quarter of 2021 as compared to the third quarter of 2021. As a result of overall increase in resident demand, improving consumer sentiment and easing restrictions on visitation and admissions, the seniors housing industry occupancy average rose to 81.0% during the fourth quarter of 2021 from 80.1% in the third quarter of 2021. In addition, annual inventory growth decreased to 2.4% during the fourth quarter of 2021, while construction versus inventory ratio of 5.2% remained elevated in the fourth quarter of 2021 (source: The National Investment Centers for Seniors Housing & Care, or NIC).
Seniors Housing
Notwithstanding the demographics and forecasted spending growth, economic and healthcare market uncertainty, development, and competitive pressures have had a negative impact on the seniors housing industry, weakening the market’s fundamentals and ultimately reducing operating income for managers and operators.
Supply growth, which has outpaced demand, has challenged the seniors housing industry over the past several years. New inventory, coupled with the average move-in age of seniors housing residents increasing over time, has resulted in declining occupancy for the industry on average. Further, to remain competitive with the new supply, owners and operators of older facilities have increased capital expenditure spending, which in turn has negatively affected cash flow. While off its peak of 7.7% in the fourth quarter of 2017, seniors housing under construction as a share of inventory was 5.2% in the fourth quarter of 2021 (source: NIC). It is expected that, as demographics and demand continues to increase long-term, supply growth will follow.
As a result of increased supply, the seniors housing industry has experienced competitive pressures that have limited rent growth over the past several years. Average market rent growth reached its peak of 4.2% in 2016 and has since decreased to 2.3% as of the fourth quarter of 2021, with pressures caused by the COVID-19 pandemic contributing to the decline (source: NIC). Limited future supply growth and reestablishing normal operations in a post-pandemic environment will be factors in achieving near and long term revenue growth for the industry.
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

Skilled Nursing
While generally impacted by the same conditions as the seniors housing industry, SNF operators are currently facing various operational, reimbursement, legal and regulatory challenges. Increased wages and labor costs, narrowing of referral networks, shorter lengths of stay, staffing shortages, expenses associated with inspections, enforcement proceedings and legal actions related to professional and general liability claims have contributed to compressed margins and declines in cash flow.
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
On February 28, 2022, the White House announced a set of reforms, developed by and implemented through HHS, aimed at improving safety and quality of nursing home care. The new initiatives include establishing a minimum nursing home staffing requirement, reducing resident room crowding and reinforcing safeguards against unnecessary medications and treatments. To ensure compliance, in addition to increased government inspections, the White House Administration plans to expand the financial penalties and other enforcement sanctions against facilities not meeting the set standards. These reforms might further increase the cost burdens for our SNF operators and expose them to financial penalties.
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
We highlight below accounting estimates that we believe are critical based on the nature of our operations and/or require significant management judgment and assumptions:
•Impairment
Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including healthcare sector conditions, together with asset and market specific circumstance, among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. Fair values can be estimated based upon the income capitalization approach, using net operating income for each property and applying indicative capitalization and discount rates or sales comparison approach, using what other purchasers and sellers in the market have agreed to as price for comparable properties.
Impairment
During the year ended December 31, 2021, we recorded impairment losses totaling $5.4 million on our operating real estate, consisting of $4.6 million recognized for one facility within our Winterfell portfolio, as a result of lower estimated future cash flows and market value, and $0.8 million for our Smyrna net lease property, which was sold in May 2021.
As of December 31, 2020, we had accumulated impairment losses of $145.1 million for operating real estate that we continue to hold as of December 31, 2021. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for additional information regarding impairment recorded in prior years.
During the year ended December 31, 2021, we did not impair any of our investments in unconsolidated ventures. The Eclipse joint venture recorded impairment losses, which have been recognized through our equity in earnings, of which our proportionate share totaled $1.8 million.

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
Results of Operations
Impact of COVID-19
Throughout the year ended December 31, 2021, the world continued to experience the broad effects of the COVID-19 pandemic. Our healthcare real estate business and investments were challenged by declines in resident occupancy, lower labor force participation rates, which drove increased labor costs, and inflationary pressures on other operating expenses. We continue to monitor the progression of the economic recovery from COVID-19 and its effects on our results of operations and assess recoverability of value across our assets as conditions change.

Comparison of the Year Ended December 31, 2021 to December 31, 2020 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Property and other revenues
Resident fee income	$105,955	$118,126	$(12,171)	(10.3)%
Rental income	137,322	157,024	(19,702)	(12.5)%
Other revenue	—	198	(198)	(100.0)%
Total property and other revenues	243,277	275,348	(32,071)	(11.6)%
Interest income
Interest income on debt investments	4,667	7,674	(3,007)	(39.2)%
Expenses
Property operating expenses	177,936	184,178	(6,242)	(3.4)%
Interest expense	61,620	65,991	(4,371)	(6.6)%
Transaction costs	54	65	(11)	(16.9)%
Asset management fees - related party	11,105	17,170	(6,065)	(35.3)%
General and administrative expenses	12,691	16,505	(3,814)	(23.1)%
Depreciation and amortization	54,836	65,006	(10,170)	(15.6)%
Impairment loss	5,386	165,968	(160,582)	(96.8)%
Total expenses	323,628	514,883	(191,255)	(37.1)%
Other income, net	7,278	1,840	5,438	295.5%
Realized gain (loss) on investments and other	79,477	302	79,175	26,216.9%
Equity in earnings (losses) of unconsolidated ventures	15,843	(34,466)	50,309	(146.0)%
Income tax expense	(99)	(53)	(46)	86.8%
Net income (loss)	$26,815	$(264,238)	$291,053	(110.1)%
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Same store ALF/MCF properties (excludes properties sold)	$40,668	$39,800	$868	2.2%
Properties sold	65,287	78,326	(13,039)	(16.6)%
Total resident fee income	$105,955	$118,126	$(12,171)	(10)%
Resident fee income decreased $12.2 million as a result of property sales in the year ended December 31, 2021. The Watermark Fountains portfolio sold in December 2021, the Kansas City portfolio in June 2021 and a property within the Aqua portfolio sold in March 2021.

Excluding properties sold, resident fee income increased $0.9 million primarily as a result of an increase in occupancy and rates at our Oak Cottage property.
Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Same store ILF properties (excludes properties sold)	$122,614	$124,125	$(1,511)	(1.2)%
Same store net lease properties (excludes properties sold)
Rental payments	3,449	10,139	(6,690)	(66.0)%
Straight-line rental income (loss)	(7,350)	476	(7,826)	(1,644.1)%
Properties sold	18,609	22,284	(3,675)	(16.5)%
Total rental income	$137,322	$157,024	$(19,702)	(12.5)%
Rental income decreased $19.7 million primarily due to the operator of our Arbors net lease portfolio not remitting full contractual rent during the year ended December 31, 2021, which also resulted in the write-off of straight-line rent receivables. Limited move-ins and elevated move-outs throughout the first half of 2021 resulted in lower average occupancy and rental income recognized by our ILFs. Additionally, the Watermark Fountains net lease portfolio was sold in December 2021 and recognized lower contractual rent in 2021 under the amended terms of the lease.
Other Revenue
Other revenue is primarily interest earned on uninvested cash, which has been impacted by declining market interest rates.
Interest Income on Debt Investments
During the year ended December 31, 2021, interest income generated by our mezzanine loan debt investment decreased as a result of receiving the full repayment of outstanding principal in August 2021. The borrower funded principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow.
Property Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold and COVID-19 related expenses)
ALF/MCF properties	$30,384	$27,866	$2,518	9.0%
ILF properties	89,970	83,172	6,798	8.2%
Net lease properties	29	13	16	123.1%
COVID-19 related expenses	2,528	5,725	(3,197)	(55.8)%
Properties sold	55,025	67,402	(12,377)	(18.4)%
Total Property operating expenses	$177,936	$184,178	$(6,242)	(3.4)%
Overall, total operating expenses decreased $6.2 million primarily as a result of property sales in the year ended December 31, 2021. The Watermark Fountains portfolio sold in December 2021, the Kansas City portfolio in June 2021 and a property within the Aqua portfolio sold in March 2021. Additionally, COVID-19 related expenses were lower during the year ended December 31, 2021 as compared to 2020.
Excluding properties sold and COVID-19 related expenses, operating expenses increased $9.3 million, primarily as a result of our operators experiencing staffing challenges, which has increased salaries and wages due to additional overtime hours and use of agency and contract labor to fill open positions. In addition, the resumption of normalized business operations has allowed our operators to complete deferred repairs and maintenance projects.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold)
ALF/MCF properties	$5,562	$5,688	$(126)	(2.2)%
ILF properties	33,000	34,151	(1,151)	(3.4)%
Net lease properties	3,699	3,797	(98)	(2.6)%
Properties sold	18,618	21,406	(2,788)	(13.0)%
Corporate	741	949	(208)	(21.9)%
Total interest expense	$61,620	$65,991	$(4,371)	(6.6)%
Interest expense decreased $4.4 million primarily as a result of the repayment of mortgage notes payable which were collateralized by properties sold during the year ended December 31, 2021. In addition, average mortgage notes principal balances decreased during the year ended December 31, 2021 due to continued principal amortization, while lower LIBOR has reduced interest expense on our floating-rate debt. Corporate interest expense represents interest resulting from the borrowings under our Sponsor Line, which was repaid in full in July 2021.
Asset Management Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management fees - related party decreased $6.1 million as a result of the estimated net asset value effective December 2020 decreasing from the previous estimated net asset value effective December 2019.
General and Administrative Expenses
General and administrative expenses decreased $3.8 million primarily as a result of amortizing our directors’ and officers’ insurance premium incurred and reimbursed to our Advisor over the term of the policy, beginning in December 2021. The policy premium was expensed as incurred by the Advisor during the year ended December 31, 2020. In addition, we incurred non-operating costs at a property within the Watermark Fountains net lease portfolio during the year ended December 31, 2020.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Same store (excludes properties sold)
ALF/MCF properties	$6,995	$7,443	$(448)	(6.0)%
ILF properties	29,306	30,167	(861)	(2.9)%
Net lease properties	3,444	3,444	—	—%
Properties sold	15,091	23,952	(8,861)	(37.0)%
Total depreciation and amortization	$54,836	$65,006	$(10,170)	(15.6)%
Depreciation and amortization expense decreased $10.2 million, primarily as a result of properties sold during the year ended December 31, 2021, as well as impairments recognized during the year ended December 31, 2020, which reduced building depreciation expense in 2021.
Impairment Loss
During the year ended December 31, 2021, impairment losses on operating real estate totaled $5.4 million, consisting of $4.6 million recognized for one facility within our Winterfell portfolio and $0.8 million for our Smyrna net lease property, which was sold in May 2021.
During the year ended December 31, 2020, impairment losses totaling $166.0 million were recorded, consisting of $84.9 million recognized for nine facilities within our Winterfell portfolio, $4.2 million for a facility within the Avamere portfolio, $12.5 million for two facilities within the Rochester portfolio and $64.4 million for properties that were sold in 2021.

Other Income, Net
Other income, net for the year ended December 31, 2021 consisted of $7.7 million in federal COVID-19 provider relief grants from HHS, partially offset by a $0.5 million non-operating loss recognized at a property within the Watermark Fountains portfolio. During the year ended December 31, 2020, $1.8 million in federal COVID-19 provider relief grants from HHS were received and recognized.
Realized Gain (Loss) on Investments and Other
Real estate property sales during the year ended December 31, 2021 resulted in net realized gains, which totaled $84.0 million and were partially offset by debt extinguishment losses, which totaled $8.7 million. In addition, we recognized gains on distributions that exceeded our carrying value for our investments in the Espresso and Envoy joint ventures, which totaled $4.4 million.
During the year ended December 31, 2020, we recognized a $0.3 million gain on the settlement of the share-based payment to our Advisor.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Year Ended December 31,								Year Ended December 31,
	2021	2020	2021	2020	2021	2020			2021	2020
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, after FFO and MFFO adjustments		Increase (Decrease)		Cash Distributions
Eclipse	$2,130	$(3,774)	$(1,563)	$4,769	$567	$995	$(428)	(43.0)%	$2,898	$86
Envoy	740	(7)	(744)	—	(4)	(7)	3	(42.9)%	817	390
Diversified US/UK	(3,676)	(35,396)	17,441	47,177	13,765	11,781	1,984	16.8%	4,257	1,487
Espresso	19,619	270	(9,690)	9,415	9,929	9,685	244	2.5%	5,500	—
Trilogy	(2,891)	4,495	15,033	13,617	12,142	18,112	(5,970)	(33.0)%	4,638	3,960
Subtotal	$15,922	$(34,412)	$20,477	$74,978	$36,399	$40,566	$(4,167)	(10.3)%	$18,110	$5,923
Solstice	(79)	(54)	2	—	(77)	(54)	(23)	42.6%	—	—
Total	$15,843	$(34,466)	$20,479	$74,978	$36,322	$40,512	$(4,190)	(10.3)%	$18,110	$5,923
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
We recognized equity in earnings from our investments in unconsolidated investments during the year ended December 31, 2021, primarily due to realized gains on property sales in the Eclipse and Espresso joint ventures, as compared to losses recognized during the year ended December 31, 2020 primarily due to real estate impairments recorded by the Diversified US/UK, Trilogy and Eclipse joint ventures.
Equity in earnings, after FFO and MFFO adjustments, decreased by $4.2 million as a result of lower COVID-19 provider relief grants received and recognized by the Trilogy joint venture, partially offset by lower tax expense recognized in the Diversified US/UK portfolio for the year ended December 31, 2021.

Comparison of the Year Ended December 31, 2020 to December 31, 2019 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Property and other revenues
Resident fee income	$118,126	$130,135	$(12,009)	(9.2)%
Rental income	157,024	161,084	(4,060)	(2.5)%
Other revenue	198	1,959	(1,761)	(89.9)%
Total property and other revenues	275,348	293,178	(17,830)	(6.1)%
Interest income
Interest income on debt investments	7,674	7,703	(29)	(0.4)%
Expenses
Property operating expenses	184,178	181,214	2,964	1.6%
Interest expense	65,991	68,896	(2,905)	(4.2)%
Transaction costs	65	122	(57)	(46.7)%
Asset management and other fees-related party	17,170	19,789	(2,619)	(13.2)%
General and administrative expenses	16,505	12,761	3,744	29.3%
Depreciation and amortization	65,006	70,989	(5,983)	(8.4)%
Impairment loss	165,968	27,554	138,414	502.3%
Total expenses	514,883	381,325	133,558	35.0%
Other income	1,840	—	1,840	100.0%
Realized gain (loss) on investments and other	302	6,314	(6,012)	(95.2)%
Equity in earnings (losses) of unconsolidated ventures	(34,466)	(3,545)	(30,921)	872.2%
Income tax expense	(53)	(75)	22	(29.3)%
Net income (loss)	$(264,238)	$(77,750)	$(186,488)	239.9%
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Same store ALF/MCF/CCRC properties	$118,126	$130,135	$(12,009)	(9.2)%
On a same store basis, resident fee income decreased $12.0 million primarily as a result of lower occupancy at our ALFs, MCFs and CCRCs during the year ended December 31, 2020. The effects of the COVID-19 pandemic resulted in limited inquiries and tours, which significantly decreased the number of move-ins at our facilities, and increased the number of move-outs during 2020.
Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Same store (excludes properties sold)
ILF properties	$124,125	$127,660	$(3,535)	(2.8)%
Net lease properties	32,899	32,826	73	0.2%
Properties sold	—	598	(598)	(100.0)%
Total rental income	$157,024	$161,084	$(4,060)	(2.5)%
Rental income decreased $4.1 million primarily due to overall decreases in occupancy at our ILFs and the sale of a net lease property during 2019. The effects of the COVID-19 pandemic resulted in limited inquiries and tours, which significantly decreased the number of move-ins at our facilities, and increased the number of move-outs in 2020.

Effective June 1, 2020, we granted a lease concession to the operator of the Watermark Fountains net lease portfolio. The concession allowed the operator to defer a portion of contractual rent payments for a 90-day period, with full contractual rent repaid over the 12 months following the concession period. The amount of the deferred rental payments under the lease concession totaled $3.9 million. As there were no substantive changes to the original lease or changes in total cash flows, the concession was not treated as a lease modification and we continued to recognize lease income and receivables under the original terms of the lease.
Other Revenue
Other revenue decreased primarily as a result of non-recurring service provider incentives recognized by the Winterfell portfolio during 2019, as well as lower interest earned on uninvested cash during the year ended December 31, 2020.
Interest Income on Debt Investments
For the year ended December 31, 2020, interest income generated by our one mezzanine loan debt investment totaled $7.7 million, which was comparable to interest income recognized during year ended December 31, 2019.
Property Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Same store (excludes COVID-19 related expenses)
ALF/MCF/CCRC properties	$91,062	$94,678	$(3,616)	(3.8)%
ILF properties	83,172	86,526	(3,354)	(3.9)%
Net lease properties	13	10	3	30.0%
COVID-19 related expenses	9,931	—	9,931	NA
Total Property operating expenses	$184,178	$181,214	$2,964	1.6%
Overall, operating expenses increased $3.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily attributable COVID-19 related expenses, which totaled $9.9 million for the year ended December 31, 2020. These expenses include personal protective equipment for residents and staff as well as wages for increased staffing and paying a premium for labor in many markets, particularly in communities that were severely impacted by COVID-19.
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
Same store (excludes properties sold)
ALF/MCF/CCRC properties	$19,059	$20,620	$(1,561)	(7.6)%
ILF properties	34,151	35,740	(1,589)	(4.4)%
Net lease properties	11,832	12,187	(355)	(2.9)%
Properties sold	—	247	(247)	(100.0)%
Corporate	949	102	847	830.4%
Total interest expense	$65,991	$68,896	$(2,905)	(4.2)%
Interest expense decreased $2.9 million during the year ended December 31, 2020 as a result of lower average mortgage notes principal balances due to continued principal amortization and loan payoffs. In addition, lower LIBOR reduced interest expense on our floating rate debt. For the year ended December 31, 2020, corporate interest expense represents interest resulting from the borrowings under our Sponsor Line.
Asset Management and Other Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management and other fees - related party decreased $2.6 million as a result of the declining estimated net asset value year over year.
General and Administrative Expenses
General and administrative expenses increased $3.7 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, as a result of significant increases to insurance premiums. Further, we incurred non-operating compensation costs for a property within the Watermark Fountains net lease portfolio during the year ended December 31, 2020.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Same store (excludes properties sold)
ALF/MCF/CCRC properties	$19,899	$19,933	$(34)	(0.2)%
ILF properties	30,167	36,727	(6,560)	(17.9)%
Net lease properties	14,940	14,226	714	5.0%
Properties sold	—	103	(103)	(100.0)%
Total depreciation and amortization	$65,006	$70,989	$(5,983)	(8.4)%
Depreciation and amortization expense decreased $6.0 million, primarily as a result of intangible assets becoming fully amortized in the Winterfell and Rochester portfolios in 2019. In addition, impairment losses recognized reduced depreciation expense during the year ended December 31, 2020.
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
Other Income
Other income for the year ended December 31, 2020 includes $1.8 million in federal COVID-19 provider relief grants from HHS. These grants were intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19 by our direct operating investments. Provided that we attest to and comply with certain terms and conditions of the grants, we will not be required to repay these grants in the future.
Realized Gain (Loss) on Investments and Other
During the year ended December 31, 2020, we recognized a $0.3 million gain on the settlement of the share-based payment to our Advisor. During the year ended December 31, 2019, realized gains totaled $6.3 million and were primarily related to the sale of two net lease properties and two condominiums units for which we held future interests in the Watermark Fountains portfolio.

Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Year Ended December 31,								Year Ended December 31,
	2020	2019	2020	2019	2020	2019			2020	2019
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, after FFO and MFFO adjustments		Increase (Decrease)		Cash Distributions
Eclipse	$(3,774)	$435	$4,769	$987	$995	$1,422	$(427)	(30.0)%	$86	$2,717
Envoy	(7)	20	—	892	(7)	912	(919)	(100.8)%	390	4,339
Diversified US/UK	(35,396)	(4,540)	47,177	16,359	11,781	11,819	(38)	(0.3)%	1,487	23,061
Espresso	270	(2,426)	9,415	8,530	9,685	6,104	3,581	58.7%	—	—
Trilogy	4,495	3,003	13,617	13,797	18,112	16,800	1,312	7.8%	3,960	5,805
Subtotal	$(34,412)	$(3,508)	$74,978	$40,565	$40,566	$37,057	$3,509	9.5%	$5,923	$35,922
Solstice	(54)	(37)	—	—	(54)	(37)	(17)	45.9%	—	—
Total	$(34,466)	$(3,545)	$74,978	$40,565	$40,512	$37,020	$3,492	9.4%	$5,923	$35,922
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO. Refer to “—Non-GAAP Financial Measures” for additional discussion.
Our proportionate share of losses generated by our unconsolidated ventures increased $30.9 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to real estate impairments recorded by the Diversified US/UK, Eclipse and Trilogy joint ventures.
Equity in earnings, after FFO and MFFO adjustments, increased by $3.5 million. Improved performance in the Espresso joint venture, primarily due to full contractual rent collections and lower interest and operating expenses, as well as federal COVID-19 provider relief funds received and recognized by the Trilogy joint venture, were the main contributors to the increase. Non-recurring earnings recognized by the Envoy joint venture upon the completion of the sale of its remaining operating assets in 2019 and declines in operational performance in the Diversified US/UK and Eclipse joint ventures, as a result of the effects of COVID-19, partially offset the increase.
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
We define MFFO in accordance with the concepts established by the IPA, and adjust for certain items, such as accretion of a discount and amortization of a premium on borrowings and related deferred financing costs, as such adjustments are comparable to adjustments for debt investments and will be helpful in assessing our operating performance. Similarly, we adjust for the non-cash effect of unrealized gains or losses on unconsolidated ventures. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s operating performance. The IPA’s definition of MFFO excludes from FFO the following items:
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$25,067	$(261,458)	$(76,960)
Adjustments:
Depreciation and amortization	54,836	65,006	70,989
Depreciation and amortization related to non-controlling interests	(480)	(647)	(635)
Depreciation and amortization related to unconsolidated ventures	30,054	31,999	31,892
Realized (gain) loss from sales of property	(83,873)	—	(6,104)
Realized gain (loss) from sales of property related to non-controlling interests	2,092	—	—
Realized (gain) loss from sales of property related to unconsolidated ventures	(31,314)	(320)	(4,065)
Impairment losses of depreciable real estate	5,386	165,968	27,554
Impairment loss on real estate related to non-controlling interests	—	(2,253)	(585)
Impairment losses of depreciable real estate held by unconsolidated ventures	1,494	37,893	2,663
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$3,262	$36,188	$44,749
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$3,262	$36,188	$44,749
Adjustments:
Transaction costs	54	65	122
Straight-line rental (income) loss	7,803	441	(467)
Amortization of premiums, discounts and fees on investments and borrowings	4,177	4,975	4,914
Realized (gain) loss on investments and other	4,396	(302)	(679)
Adjustments related to unconsolidated ventures(1)	20,245	5,406	10,075
Adjustments related to non-controlling interests	(212)	(48)	(25)
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$39,725	$46,725	$58,689
_______________________________________
(1)Primarily represents our proportionate share of liability extinguishment gains, loan loss reserves, transaction costs and amortization of above/below market debt adjustments, straight-line rent adjustments, debt extinguishment losses and deferred financing costs, incurred through our investments in unconsolidated ventures.
Liquidity and Capital Resources
Our current principal liquidity needs are to fund: (i) operating expenses; (ii) principal and interest payments on our borrowings and other commitments; and (iii) capital expenditures, including capital calls in connection with our unconsolidated joint venture investments.
Our current primary sources of liquidity include the following: (i) cash on hand; (ii) proceeds from full or partial realization of investments; (iii) cash flow generated by our investments, both from our operating activities and distributions from our unconsolidated joint ventures; and (iv) secured or unsecured financings from banks and other lenders, including investment-level financing and/or a corporate credit facility.
Our investments generate cash flow in the form of rental revenues, resident fees and interest income, which are reduced by operating expenditures, debt service payments and capital expenditures and are used to pay corporate general and administrative expenses.
As of March 17, 2022, we had approximately $191.1 million of unrestricted cash and currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months. Liquidity has improved during the year ended December 31, 2021, as a result of proceeds received from both consolidated and unconsolidated investment portfolio sales and the full collection of the principal outstanding on our Espresso mezzanine loan debt investment.

While we have the ability to meet our near-term liquidity needs, an extended recovery period from the effects of COVID-19 increases the risk of a prolonged negative impact on our financial condition and results of operations.
Our board of directors determined to suspend distributions in order to preserve capital and liquidity in February 2019. Our board of directors continues to evaluate our distribution policy on a recurring basis, and more frequently as facts and circumstances warrant. While we do not anticipate recurring dividends in the near future, in light of the cash flow generated by our investments as compared to our capital expenditure needs and debt service obligations, our board will evaluate special distributions in connection with asset sales and other realization of our investments on a case-by-case basis based on, among other factors, current and projected liquidity needs, opportunities for investment in our assets (such as capital expenditure and de-levering opportunities) and other strategic initiatives.
For additional information regarding our liquidity needs and capital resources, see below.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties and rental income from our net lease properties, in addition to receiving distributions from our investments in unconsolidated ventures. Net cash used in operating activities was $6.4 million for the year ended December 31, 2021. During the year ended December 31, 2021, debt service payments on our borrowings exceeded our cash flow from operations. We have utilized proceeds from asset sales and repayments on our mezzanine loan to fund debt service payments, which is expected to continue until occupancy and revenues of our direct investments improve from current levels.
A substantial majority of our direct investments are operating properties whereby we are directly exposed to various operational risks. While our direct operating investments have not experienced any significant issues collecting rents or other fees from residents as a result of COVID-19, cash flow has continued to be negatively impacted by, among other things, suboptimal occupancy levels, rate pressures, increased labor and benefits costs, as well as rising real estate taxes. We expect that these factors will continue to materially impact our revenues, expenses and cash flow generated by the communities of our direct operating investments.
For our net lease investment, the operator of our Arbors portfolio has been impacted by the same COVID-19 factors discussed above, which has and will continue to affect its ability and willingness to pay rent. As of March 17, 2022, the operator has satisfied its contractual rent obligations through May 2021 and continues to make partial rental payments based on availability of cash and liquidity. The operator has applied for and benefited from federal relief assistance, however, the operator’s ability to pay rent in the future is currently unknown. Numerous state, local, federal and industry-initiated efforts have also affected or may affect the landlord and its ability to collect rent and/or enforce remedies for the failure to pay rent.
In addition, we have significant joint ventures and may not be able to control the timing of distributions, if any, from these investments. As of December 31, 2021, our unconsolidated joint ventures and consolidated joint ventures represented 40.3% and 12.3%, respectively, of our total real estate equity investments, based on cost. Our unconsolidated joint ventures, which have been similarly impacted by COVID-19 as our direct investments, are likely to continue to limit distributions to preserve liquidity.
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
We are required to make recurring principal and interest payments on our borrowings. As of December 31, 2021, we had $943.8 million of consolidated asset-level borrowings outstanding and paid $92.8 million in recurring principal and interest payments on borrowings during the year ended December 31, 2021. Our unconsolidated joint ventures also have significant asset level borrowings, which may require capital to be funded if favorable refinancing is not obtained.
During the year, the operator for the Arbors portfolio failed to remit contractual rent and satisfy other conditions under its leases, which resulted in a defaults under the operator’s leases, and in turn, resulted in a non-monetary default under the mortgage notes collateralized by the properties as of December 31, 2021. We have remitted contractual debt service and are in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
As the impact of COVID-19 continues to influence our investments’ performance, we may experience defaults in the future and it may have a negative impact on our ability to service or refinance our borrowings.

Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of December 31, 2021, our leverage was 53.6% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of December 31, 2021, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 59.5%.
For additional information regarding our borrowings, including principal repayments, timing of maturities and loans currently in default, refer to Note 6, “Borrowings” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Capital Expenditures Activities
We are responsible for capital expenditures for our operating properties and, from time to time, may also fund capital expenditures for certain net lease properties. We continue to invest capital into our operating portfolio in order to maintain market position, functional and operating standards, increase operating income, achieve property stabilization and enhance the overall value of our assets. However, there can be no assurance that these initiatives will achieve these intended results.
We are also party to certain agreements that contemplate development of healthcare properties funded by us and our joint venture partners. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences under our joint venture governing documents for any such failure to fund.
Realization and Disposition of Investments
We will actively pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return, improve our liquidity position and generate value for shareholders. We have made significant investments through both consolidated and unconsolidated joint ventures with third parties. We may share decision-making authority for these joint ventures that could prevent us from selling properties or our interest in the joint venture. Further, as the impact of COVID-19 continues to influence the property’s performance, it may have a negative impact on our ability to generate desired returns on dispositions.
Distributions
To continue to qualify as a REIT, we are required to distribute annually dividends equal to at least 90% of our taxable income, subject to certain adjustments, to stockholders. We have generated net operating losses for tax purposes and, accordingly, are currently not required to make distributions to our stockholders to qualify as a REIT. Refer to “—Distributions Declared and Paid” for further information regarding our historical distributions.
Repurchases
We adopted a share repurchase program, or the Share Repurchase Program, effective August 7, 2012, which enabled stockholders to sell their shares to us in limited circumstances. Our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we only repurchased shares in connection with the death or qualifying disability of a stockholder. On April 7, 2020, our board of directors suspended all repurchases under our existing Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity.
Other Commitments
We expect to continue to make payments to our Advisor, or its affiliates, pursuant to our advisory agreement, as applicable, in connection with the management of our assets and costs incurred by our Advisor in providing services to us. In December 2017, our advisory agreement was amended with changes to the asset management and acquisition fee structure. In June 2021, our advisory agreement was amended and renewed for an additional one-year term commencing on June 30, 2021. In connection with the Sponsor Transaction, our advisory agreement was renewed for an additional one-year term commencing on February 28, 2022. Refer to “—Related Party Arrangements” for further information regarding our advisory fees.

Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,
Cash flows provided by (used in):	2021	2020	2019	2021 vs. 2020 Change	2020 vs. 2019 Change
Operating activities	$(6,438)	$31,018	$25,298	$(37,456)	$5,720
Investing activities	661,826	(8,415)	(4,287)	670,241	(4,128)
Financing activities	(538,020)	12,147	(56,699)	(550,167)	68,846
Net increase (decrease) in cash, cash equivalents and restricted cash	$117,368	$34,750	$(35,688)	$82,618	$70,438
Year Ended December 31, 2021 compared to December 31, 2020
Operating Activities
Net cash used in operating activities totaled $6.4 million for the year ended December 31, 2021, as compared to $31.0 million net cash provided by operating activities for the year ended December 31, 2020. The change in cash flow from operating activities was a result of the following:
•declines in average occupancy, which resulted in lower rent and resident fees collected;
•less contractual rent collected from direct net lease investment operators; and
•higher payments for property operating expenses, general and administrative expenses and mortgage payable interest, as a result of debt service that was deferred during the year ended December 31, 2020.
Investing Activities
Our cash flows from investing activities are primarily proceeds from investment dispositions, net of any capital expenditures. Net cash provided by investing activities was $661.8 million for the year ended December 31, 2021 as compared to $8.4 million net cash used for the year ended December 31, 2020. Cash flows provided by investing activities for the year ended December 31, 2021 were from property sales and principal repayments on our real estate debt investment. Cash inflows were used to fund recurring capital expenditures for existing investments and for general operations. Cash flows used in investing activities for the year ended December 31, 2020 were primarily recurring capital expenditures for existing investments.
The following table presents cash used for capital expenditures, excluding our unconsolidated ventures (dollars in thousands):

	Year Ended December 31,
	2021	2020	2021 vs. 2020 Change
Capital Expenditures	$27,773	$15,214	$12,559
Recurring capital expenditures have increased during the year ended December 31, 2021, as compared to the year ended December 31, 2020 as a result of the resumption of normalized business operations allowing our operators to complete deferred capital improvements.
Financing Activities
For the year ended December 31, 2021, net cash flows used in financing activities were primarily the repayment of mortgage notes payable collateralized by properties sold during the year, the repayment of the borrowings under the Sponsor Line and continued principal amortization on our mortgage notes. Cash outflows were partially offset by the refinancing of a mortgage note payable for a property within our Aqua portfolio, which generated $6.5 million in net proceeds. Cash flows used in financing activities was $538.0 million for the year ended December 31, 2021 compared to $12.1 million cash flows provided by financing activities for the year ended December 31, 2020. Cash flows provided by financing activities during the year ended December 31, 2020, were primarily the $35.0 million borrowed under the Sponsor Line, partially offset by principal amortization payments on mortgage notes and repurchases of shares under our Share Repurchase Program.

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
Investing Activities
Net cash used in investing activities was $8.4 million for the year ended December 31, 2020, compared to $4.3 million for the year ended December 31, 2019. Cash flows used in investing activities for the year ended December 31, 2020 were primarily recurring capital expenditures for existing investments, partially offset by distributions received from our unconsolidated joint ventures. Cash flows used in investing activities for the year ended December 31, 2019 consisted primarily of an equity contribution to our unconsolidated investment in the Diversified US/UK joint venture, partially offset by the net proceeds generated from the sale of two net lease properties and distributions received from unconsolidated investments.
The following table presents cash used for capital expenditures, excluding our unconsolidated ventures (dollars in thousands):

	Year Ended December 31,
Capital Expenditures	2020	2019	2020 vs. 2019 Change
Recurring	$15,214	$22,323	$(7,109)
Recurring capital expenditures have decreased during the year ended December 31, 2020, as compared to the year ended December 31, 2019 as a result of limiting expenditures in response to COVID-19.
Financing Activities
For the year ended December 31, 2020, our cash flows from financing activities were principally impacted by borrowing $35.0 million under our Sponsor Line, partially offset by repurchases of common stock and repayments on our mortgage notes. Cash flows provided by financing activities was $12.1 million for the year ended December 31, 2020 compared to cash flows used in financing activities of $56.7 million for the year ended December 31, 2019. During the year ended December 31, 2019, the payment of dividends, repurchases of common stock and the repayment of a mortgage note payable upon the sale of two net lease properties were the primary drivers of financing cash flows.

Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2021 (dollars in thousands):

	Payments Due by Period
		2022	2023 - 2024	2025 - 2026	2027 and Thereafter
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage and notes other payables(1)	$943,765	$29,495	$41,007	$718,226	$155,037
Estimated interest payments(2)	136,888	37,424	71,829	25,581	2,054
Advisor asset management fee(3)	67,500	11,250	22,500	22,500	11,250
Total(4)	$1,148,153	$78,169	$135,336	$766,307	$168,341
____________________________________
(1)Represents amortization of principal and repayment upon contractual initial maturity date.
(2)Estimated interest payments are based on the remaining life of the borrowings. Applicable LIBOR rate, plus the respective spread as of December 31, 2021 was used to estimate payments for our floating-rate borrowings.
(3)Our advisory agreement may be renewed on different terms or may be terminated at any time, subject to notice requirements. As a result, the amount included in the table above is an estimate only and assumes the current net asset value and the continuation of our advisory agreement on its current terms. Refer to “—Related Party Arrangements” for additional information on our Advisor asset management fee.
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
Off-Balance Sheet Arrangements
As of December 31, 2021, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Distributions Declared and Paid
We generally paid distributions on a monthly basis based on daily record dates on the first business day of the month following the month for which the distribution was accrued. From the date of our first investment on April 5, 2013 through December 31, 2017, we paid an annualized distribution amount of $0.675 per share of our common stock. Our board of directors approved a daily cash distribution of $0.000924658 per share of common stock, equivalent to an annualized distribution amount of $0.3375 per share, for the year ended December 31, 2018 and month ended January 31, 2019. Effective February 1, 2019, our board of directors suspended distributions in order to preserve capital and liquidity.
Since inception of our first investment, we declared $433.8 million in distributions and generated cumulative FFO of $131.9 million. We did not declare any distributions during the year ended December 31, 2021 or year ended December 31, 2020.
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
In June 2021, our advisory agreement was renewed for an additional one-year term commencing on June 30, 2021, with terms identical to those in effect through June 30, 2021, but for the following modifications:
•the payment of the asset management fee entirely in the form of our shares of common stock; and
•effective January 1, 2022, a reduction of the asset management fee with respect to our corporate cash balance exceeding $75.0 million, subject to the terms and conditions set forth in the advisory agreement.
In connection with the Sponsor Transaction, our advisory agreement was renewed for an additional one-year term commencing on February 28, 2022, upon terms identical to those in effect through February 28, 2022, but for certain updates to remove our Former Sponsor and add NRF as our New Sponsor for certain limited provisions.
Fees to Advisor
Asset Management Fee
Effective January 1, 2018, our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by our board of directors in connection with a sale, transfer or other disposition of a substantial portion of our assets. Effective July 1, 2021, the asset management fee is paid entirely in shares of our common stock at a price per share equal to the most recently published net asset value per share, and effective January 1, 2022, the fee will be reduced if our corporate cash balances exceed $75.0 million, subject to the terms and conditions set forth in the advisory agreement.
Incentive Fee
Our Advisor is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through December 31, 2021, our Advisor has not received any incentive fees.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to our Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2020	Year Ended December 31, 2021			Due to Related Party as of December 31, 2021
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management fees-related party	$923	$11,105	$(11,091)	(1)	$937
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	7,395	14,035	(15,029)		6,401
Total		$8,318	$25,140	$(26,120)		$7,338
_______________________________________
(1)Includes $10.6 million paid in shares of our common stock.
(2)As of December 31, 2021, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us. For the year ended December 31, 2021, total operating expenses included in the 2%/25% Guidelines represented 0.5% of average invested assets and 103.4% of net income without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves. Cost of capital is included in net proceeds from issuance of common stock in our consolidated statements of equity. For the year ended December 31, 2021, we did not incur any offering costs.

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
_______________________________________
(1)Effective June 30, 2020, our Advisor no longer had the potential to receive a disposition fee in connection with the sale of real estate properties or debt investments. We did not incur any disposition fees during the year ended December 31, 2020, nor were any such fees outstanding as of December 31, 2020.
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
Pursuant to our advisory agreement, for the year ended December 31, 2021, we issued 2.7 million shares totaling $10.6 million based on the estimated value per share on the date of each issuance, to an affiliate of our Advisor as part of its asset management fee. As of December 31, 2021, our Advisor, our Sponsor and their affiliates owned a total of 7.4 million shares, or $29.0 million of our common stock based on our most recent estimated value per share. As of December 31, 2021, our Advisor, our Sponsor and their affiliates owned 3.8% of the total outstanding shares of our common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who owns 80.0%, and us, who owns 20.0%. For the year ended December 31, 2021, we recognized property management fee expense of $4.9 million paid to Solstice related to the Winterfell portfolio.
The below table indicates our investments for which our Sponsor is also an equity partner in the joint venture. Each investment was approved by our board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	NRF/ Formation Capital, LLC	May 2014	5.6%
Diversified US/UK	NRF	December 2014	14.3%
In addition, we own a 23.2% interest in the Trilogy joint venture, of which AHR and the management of Trilogy own the remaining 76.8% of the portfolio. Our Former Sponsor owns a passive, non-controlling interest in AHR, which was formed by the combination of Griffin American Healthcare REIT III, Inc., American Healthcare Investors, LLC and Griffin-American Healthcare REIT IV, Inc.
Mezzanine Loan
In July 2015, we originated a $75.0 million mezzanine loan to a subsidiary of the Espresso joint venture, of which we own a minority interest. In August 2021, the outstanding principal balance of the mezzanine loan was repaid in full. Refer to “—Business Update” for further detail.
Line of Credit - Related Party
In October 2017, we obtained our Sponsor Line, which was approved by our board of directors, including all of our independent directors. In April 2020, we borrowed $35.0 million under the Sponsor Line to improve our liquidity position in response to the COVID-19 pandemic. In July 2021, we repaid, in full, the $35.0 million outstanding borrowings under our Sponsor Line. Our Sponsor Line has a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR and has a maturity date of February 2024.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of December 31, 2021, 13.9% of our total borrowings were floating-rate liabilities, which are related to mortgage notes payable of our direct operating investments.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of December 31, 2021, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.3 million annually.
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
Risk Concentration
The following table presents the operators and managers of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

		As of December 31, 2021		Year Ended December 31, 2021
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living	(3)	32	4,000	$98,977	40.7%
Watermark Retirement Communities		14	1,753	42,447	17.4%
Avamere Health Services		5	453	17,301	7.1%
Integral Senior Living		1	44	4,556	1.9%
Arcadia Management	(4)	4	572	(3,900)	(1.6)%
Subtotal		56	6,822	$159,381	65.5%
Properties sold		17	3,630	83,896	34.5%
Total				$243,277	100.0%
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
(4)During the year ended December 31, 2021, the Company recorded rental income to the extent rental payments were received. Rental income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of contractual rent under the leases was deemed not to be probable.
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NorthStar Healthcare Income, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Healthcare GA Holdings, General Partnership (“Diversified US/UK”), a joint venture, which is accounted for under the equity method of accounting. The equity in its net loss was $3.7 million, $35.4 million and $4.5 million of consolidated equity in earnings (losses) of unconsolidated ventures for the years ended December 31, 2021, 2020, and 2019 respectively. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Diversified US/UK, is based solely on the report of the other auditors.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Operating Real Estate Assets

As described in Note 3 to the financial statements, the Company’s consolidated operating real estate assets, net carrying value was $972.6 million as of December 31, 2021 including impairment losses related to operating real estate assets of $5.4 million recorded during the year ended December 31, 2021. The Company reviews its real estate portfolio quarterly, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. We identified the Company’s quantitative impairment assessment for operating real estate assets as a critical audit matter.

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
March 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Healthcare GA Holdings, General Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Healthcare GA Holdings, General Partnership (the “Partnership”) as of December 31, 2021, the related consolidated statement of operations, comprehensive income (loss), changes in partners’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Supplementary Information

The accompanying other financial information, including the Healthcare GA Holdings, General Partnership Consolidated Financial Statements – Historical Basis of NorthStar Healthcare Income, Inc., has been subjected to audit procedures performed in conjunction with the audit of the Partnership’s consolidated financial statements. This information is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information is the responsibility of the Partnership’s management and was derived from, and relates directly to, the underlying accounting and other records used to prepare the financial statements. Our audit procedures included determining whether the information reconciles to the consolidated financial statements or the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, as applicable, and other additional procedures including to test the completeness and accuracy of the information in accordance with auditing standards generally accepted in the United States. In our opinion, the information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Impairment

Description of the Matter
At December 31, 2021, the Partnership’s real estate assets classified as held for investment totaled $2.5 billion. As more fully disclosed in Notes 2 and 3 to the consolidated financial statements, the Partnership evaluates its real estate held for investment for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Auditing the Partnership’s assessment of the recoverability of its real estate assets is highly judgmental due to the significant estimation in assessing the current and estimated future cash flows, the anticipated hold period, and the exit capitalization rates for the Partnership’s real estate assets.

How We Addressed the Matter in our Audit
To test management’s assessment for those real estate assets where there were indicators of impairment, we performed audit procedures that included, corroborating probability weighted hold periods with market conditions, giving consideration to management’s plans, comparing the significant data and assumptions used to estimate future cash flows to the Partnership’s accounting records, current industry and economic trends, or other third-party data and testing the mathematical accuracy of management’s calculations.

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2017.

Los Angeles, California
March 17, 2022

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
New York, New York
March 20, 2020

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$200,473	$65,995
Restricted cash	10,465	27,575
Operating real estate, net	972,599	1,483,930
Investments in unconsolidated ventures	212,309	229,173
Real estate debt investment, net	—	55,864
Assets held for sale	—	5,000
Receivables, net	3,666	14,735
Goodwill and intangible assets, net	2,590	26,483
Other assets	10,771	9,681
Total assets(1)	$1,412,873	$1,918,436

Liabilities
Mortgage and other notes payable, net	$929,811	$1,416,871
Line of credit - related party	—	35,000
Due to related party	7,338	8,318
Escrow deposits payable	1,171	3,851
Accounts payable and accrued expenses	24,671	38,393
Other liabilities	3,064	3,941
Total liabilities(1)	966,055	1,506,374
Commitments and contingencies (Note 13)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 193,120,940 and 190,409,341 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,930	1,904
Additional paid-in capital	1,720,719	1,710,023
Retained earnings (accumulated deficit)	(1,277,688)	(1,302,755)
Accumulated other comprehensive income (loss)	(486)	467
Total NorthStar Healthcare Income, Inc. stockholders’ equity	444,475	409,639
Non-controlling interests	2,343	2,423
Total equity	446,818	412,062
Total liabilities and equity	$1,412,873	$1,918,436
_______________________________________
(1)Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which NorthStar Healthcare Income, Inc. (together with its consolidated subsidiaries, the “Company”) is the sole general partner and owns approximately 99.99%. As of December 31, 2021, the Operating Partnership includes $238.9 million and $183.6 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2021	2020	2019
Property and other revenues
Resident fee income	$105,955	$118,126	$130,135
Rental income	137,322	157,024	161,084
Other revenue	—	198	1,959
Total property and other revenues	243,277	275,348	293,178
Interest income
Interest income on debt investments	4,667	7,674	7,703
Expenses
Property operating expenses	177,936	184,178	181,214
Interest expense	61,620	65,991	68,896
Transaction costs	54	65	122
Asset management fees - related party	11,105	17,170	19,789
General and administrative expenses	12,691	16,505	12,761
Depreciation and amortization	54,836	65,006	70,989
Impairment loss	5,386	165,968	27,554
Total expenses	323,628	514,883	381,325
Other income (loss)
Other income, net	7,278	1,840	—
Realized gain (loss) on investments and other	79,477	302	6,314
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	11,071	(229,719)	(74,130)
Equity in earnings (losses) of unconsolidated ventures	15,843	(34,466)	(3,545)
Income tax expense	(99)	(53)	(75)
Net income (loss)	26,815	(264,238)	(77,750)
Net (income) loss attributable to non-controlling interests	(1,748)	2,780	790
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$25,067	$(261,458)	$(76,960)
Net income (loss) per share of common stock, basic/diluted	$0.13	$(1.38)	$(0.41)
Weighted average number of shares of common stock outstanding, basic/diluted (1)	191,629,613	189,573,204	189,054,270
Distributions declared per share of common stock	$—	$—	$0.03
_______________________________________
(1)     The Company has issued 66,840 restricted stock units during the year ended December 31, 2021. The impact of the restricted stock units on the diluted earnings per share calculation is de minimis for the year ended December 31, 2021.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$26,815	$(264,238)	$(77,750)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(953)	937	1,814
Total other comprehensive income (loss)	(953)	937	1,814
Comprehensive income (loss)	25,862	(263,301)	(75,936)
Comprehensive (income) loss attributable to non-controlling interests	(1,748)	2,780	790
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$24,114	$(260,521)	$(75,146)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2018	188,495	$1,885	$1,697,998	$(958,924)	$(2,284)	$738,675	$5,699	$744,374
Share-based payment of advisor asset management fees	1,408	14	9,885	—	—	9,899	—	9,899
Amortization of equity-based compensation	35	—	239	—	—	239	—	239
Non-controlling interests - contributions	—	—	—	—	—	—	505	505
Non-controlling interests - distributions	—	—	—	—	—	—	(294)	(294)
Shares redeemed for cash	(1,514)	(15)	(10,731)	—	—	(10,746)	—	(10,746)
Distributions declared	—	—	—	(5,413)	—	(5,413)	—	(5,413)
Proceeds from distribution reinvestment plan	687	7	4,869			4,876	—	4,876
Other comprehensive income (loss)	—	—	—	—	1,814	1,814	—	1,814
Net income (loss)	—	—	—	(76,960)	—	(76,960)	(790)	(77,750)
Balance as of December 31, 2019	189,111	$1,891	$1,702,260	$(1,041,297)	$(470)	$662,384	$5,120	$667,504
Share-based payment of advisor asset management fees	1,600	16	9,669	—	—	9,685	—	9,685
Amortization of equity-based compensation	29	—	169		—	169	—	169
Non-controlling interests - contributions	—	—	—	—	—	—	234	234
Non-controlling interests - distributions	—	—	—	—	—	—	(151)	(151)
Shares redeemed for cash	(331)	(3)	(2,075)	—	—	(2,078)	—	(2,078)
Other comprehensive income (loss)	—	—	—	—	937	937	—	937
Net income (loss)	—	—	—	(261,458)	—	(261,458)	(2,780)	(264,238)
Balance as of December 31, 2020	190,409	$1,904	$1,710,023	$(1,302,755)	$467	$409,639	$2,423	$412,062
Share-based payment of advisor asset management fees	2,712	26	10,531	—	—	10,557	—	10,557
Amortization of equity-based compensation	—	—	165	—	—	165	—	165
Non-controlling interests - contributions	—	—	—	—	—	—	724	724
Non-controlling interests - distributions	—	—	—	—	—	—	(2,552)	(2,552)
Other comprehensive income (loss)	—	—	—	—	(953)	(953)	—	(953)
Net income (loss)	—	—	—	25,067	—	25,067	1,748	26,815
Balance as of December 31, 2021	193,121	$1,930	$1,720,719	$(1,277,688)	$(486)	$444,475	$2,343	$446,818

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$26,815	$(264,238)	$(77,750)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	(15,843)	34,466	3,545
Depreciation and amortization	54,836	65,006	70,989
Impairment loss	5,386	165,968	27,554
Capitalized interest for mortgage and other notes payable	—	222	193
Amortization of below market debt	3,169	3,090	3,015
Straight-line rental (income) loss, net	7,803	441	(467)
Amortization of discount/accretion of premium on investments	(697)	(125)	(113)
Amortization of deferred financing costs	1,662	1,887	1,850
Amortization of equity-based compensation	165	169	239
Paid-in-kind interest on real estate debt investment	(194)	—	—
Realized (gain) loss on investments and other	(79,477)	(302)	(6,314)
Change in allowance for uncollectible accounts	176	2,371	801
Issuance of common stock as payment for asset management fees	10,557	9,685	9,899
Changes in assets and liabilities:
Receivables	1,756	(4,233)	691
Other assets	(1,287)	4,859	(629)
Due to related party	(985)	2,853	204
Escrow deposits payable	(2,680)	559	(1,087)
Accounts payable and accrued expenses	(17,346)	8,479	(6,647)
Other liabilities	(254)	(139)	(675)
Net cash (used in) provided by operating activities	(6,438)	31,018	25,298
Cash flows from investing activities:
Capital expenditures for operating real estate	(27,773)	(15,214)	(22,323)
Sales of operating real estate	596,414	927	19,618
Repayment of real estate debt investment	74,376	—	818
Investments in unconsolidated ventures	(400)	—	(39,801)
Distributions from unconsolidated ventures	18,110	5,923	35,922
Real estate debt investment modification fee	686	—	—
Other assets	413	(51)	1,479
Net cash provided by (used in) investing activities	661,826	(8,415)	(4,287)
Cash flows from financing activities:
Borrowings from mortgage notes	26,000	—	12,800
Repayments of mortgage notes	(517,618)	(20,250)	(51,734)
Borrowings from line of credit - related party	—	35,000	—
Repayment of borrowings from line of credit - related party	(35,000)	—	—
Payment of deferred financing costs	(708)	—	(708)
Debt extinguishment costs	(8,288)	—	—
Payments under finance leases	(578)	(608)	(585)
Shares redeemed for cash	—	(2,078)	(10,746)
Distributions paid on common stock	—	—	(10,813)
Proceeds from distribution reinvestment plan	—	—	4,876
Contributions from non-controlling interests	724	234	505
Distributions to non-controlling interests	(2,552)	(151)	(294)
Net cash (used in) provided by financing activities	(538,020)	12,147	(56,699)
Net increase (decrease) in cash, cash equivalents and restricted cash	117,368	34,750	(35,688)
Cash, cash equivalents and restricted cash-beginning of period	93,570	58,820	94,508
Cash, cash equivalents and restricted cash-end of period	$210,938	$93,570	$58,820

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$65,828	$53,140	$64,163
Cash paid for income taxes	100	10	28
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$3,624	1,779	2,378
Assets acquired under finance leases	144	112	—
Assets acquired under operating leases	100	—	—
Reclassification of assets held for sale	—	5,000	—

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of December 31, 2021 and 2020. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of December 31, 2021, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company is externally managed and has no employees. On February 28, 2022, the Company’s former Sponsor, DigitalBridge Group, Inc. (NYSE: DBRG) (the “Former Sponsor”), completed the previously announced disposition of its wellness infrastructure platform (the “Sponsor Transaction”). Following completion of the Sponsor Transaction, NRF Holdco, LLC (“NRF” or the “New Sponsor”) (and together with the Company’s Former Sponsor, the Company’s Sponsor as the context requires), owns the Company’s advisor, CNI NSHC Advisors, LLC (the “Advisor”), as well as its own diversified portfolio of medical office buildings, senior housing facilities, skilled nursing facilities and specialty hospitals. NRF is wholly owned by CWP Bidco LP, an entity affiliated with Highgate, a privately held real estate investment and hospitality management company, and Aurora Health Network LLC, a privately held healthcare-focused investment firm. In addition, upon completion of the Sponsor Transaction, employees of the Company’s Former Sponsor focused on the wellness infrastructure platform became employees of the Company’s New Sponsor. The Company’s Advisor, now a subsidiary of the Company’s New Sponsor, will continue to manage the Company’s day-to-day operations pursuant to an advisory agreement.
From inception through December 31, 2021, the Company raised $2.0 billion in total gross proceeds from the sale of shares of common stock in its continuous, public offerings (the “Offering”), including $232.6 million pursuant to its distribution reinvestment plan (the “DRP”).
Impact of COVID-19
The world continues to experience the broad effects of the coronavirus 2019 (“COVID-19”) pandemic. Throughout the year ended December 31, 2021, the Company's healthcare real estate business and investments were challenged by declines in resident occupancy, lower labor force participation rates, which drove increased labor costs, and inflationary pressures on other operating expenses. These impacts of COVID-19 are expected to last, even as states and municipalities have eased and may further ease restrictions.
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
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions. During the year ended December 31, 2021, the Company determined that a reconsideration event for an unconsolidated VIE did not result in a change in the evaluation that the Company is not the primary beneficiary.
The Company evaluates its investments and financings, including investments in unconsolidated ventures and securitization financing transactions to determine whether each investment or financing is a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
As of December 31, 2021, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of December 31, 2021 is $222.1 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of December 31, 2021 is $174.9 million, collateralized by the real estate assets of the related consolidated VIEs.
Unconsolidated VIEs
As of December 31, 2021, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $212.3 million. The Company’s maximum exposure to loss as of December 31, 2021 would not exceed the carrying value of its investment in the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of December 31, 2021. During the year ended December 31, 2021, the Company contributed $0.4 million to an unconsolidated VIE. As of December 31, 2021, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
Restricted cash consists of amounts related to operating real estate (escrows for taxes, insurance, capital expenditures, security deposits received from residents and payments required under certain lease agreements) and other escrows required by lenders of the Company’s borrowings.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$200,473	$65,995	$41,884
Restricted cash	10,465	27,575	16,936
Total cash, cash equivalents and restricted cash	$210,938	$93,570	$58,820
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
available data for instruments with similar characteristics, adjusted for the respective lease term, when estimating incremental borrowing rates.
Lease expense is recognized over the lease term based on an effective interest method for finance leases and on a straight-line basis for operating leases.
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment which are included in operating real estate, net on the Company’s consolidated balance sheets. As of December 31, 2021 furniture, fixtures and equipment under finance leases totaled $2.5 million. The leased equipment is amortized on a straight-line basis. For the year ended December 31, 2021 and 2020, payments for finance leases totaled $0.7 million, respectively, including assets that were disposed of through portfolio sales.
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

Years Ending December 31:
2022	$473
2023	93
2024	60
2025	29
2026	23
Thereafter	27
Total minimum lease payments	$705
Less: Amount representing interest	(46)
Present value of minimum lease payments	$659
The weighted average interest rate related to the finance lease obligations is 6.2% with a weighted average lease term of 2.2 years.
As of December 31, 2021, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
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
As of December 31, 2021, the Company did not have any assets classified as held for sale. As of December 31, 2020, the Company classified two operating real estate properties within the Kansas City portfolio as held for sale, which were sold in June 2021.
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
Identified intangible assets are recorded in deferred costs and intangible assets, net on the consolidated balance sheets. The following table presents deferred costs and intangible assets, net (dollars in thousands):

	December 31, 2021	December 31, 2020
Goodwill and intangible assets, net:
In-place lease value, net	$2,590	$4,635
Goodwill(1)	—	21,387
Certificate of need intangible assets(1)	—	380
Subtotal intangible assets	2,590	26,402
Deferred costs, net(1)	—	81
Total	$2,590	$26,483
_______________________________________
(1)Balances as of December 31, 2020 pertain to properties sold in December 2021.
The Company recorded amortization expense for in-place leases and deferred costs of $1.4 million and $1.9 million for the year ended December 31, 2021 and 2020, respectively.
In-place lease value, net includes a gross asset amount of $120.1 million for in-place leases related to the Company’s direct investment - net lease properties, of which $117.5 million has been amortized as of December 31, 2021. All other in-place leases related to the Company’s direct investment - operating properties have been fully amortized as of December 31, 2021.
The following table presents future amortization of in-place lease value (dollars in thousands):

Years Ending December 31:
2022	$337
2023	337
2024	337
2025	337
2026	337
Thereafter	905
Total	$2,590

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Assets
The following table presents a summary of other assets (dollars in thousands):

	December 31, 2021	December 31, 2020
Other assets:
Remainder interest in condominium units(1)	2,030	2,327
Prepaid expenses	4,948	3,798
Lease / rent inducements, net	3,209	2,246
Utility deposits	142	447
Other	442	863
Total	$10,771	$9,681
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
A summary of rental income recognized for the year ended December 31, 2021 for the Company’s direct net lease properties is as follows:
•The operator of the Arbors portfolio failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the future. Beginning in February 2021, the Company recorded rental income to the extent rental payments were received. In addition, rental income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of contractual rent under the leases was deemed not to be probable.
•In December 2021, the Company sold the Watermark Fountains net lease portfolio. The operator of the Watermark Fountains net lease portfolio remitted full contractual rent through the sale date. Effective April 15, 2021, the Company executed a lease modification that allowed the operator to defer up to $3.0 million of contractual rent payments over the remaining term of the lease, which was forgiven at the time of the sale. The Company recognized rental revenue on a straight-line basis based on the modified terms of the lease.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•The operator of the Smyrna property failed to remit rental payments and accordingly no lease income was recognized. The Smyrna property was sold in May 2021.
For the year ended December 31, 2021 and 2020, total property and other revenue includes variable lease revenue of $13.1 million and $14.4 million, respectively. Variable lease revenue includes ancillary services provided to operator/residents, as well as non-recurring services and fees at the Company’s operating facilities.
The Company recognized grant income received from the Provider Relief Fund administered by the U.S. Department of Health and Human Services totaling $7.7 million and $1.8 million for the year ended December 31, 2021 and 2020, respectively. The grant income is classified as other income, net in the consolidated statements of operations. These grants are intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Provided that the Company attests to and complies with certain terms and conditions of the grants, the Company will not be required to repay these grants in the future.
Lease Concessions Related to COVID-19
As a result of the COVID-19 pandemic, the Company engages with affected operators on a case-by-case basis to evaluate and respond to the current environment and assess the potential for flexible payment terms. For lease concessions resulting directly from the impact of COVID-19 that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee, for example, where total payments required by the modified contract will be substantially the same as or less than the original contract, the Company made a policy election to account for the concessions as though the enforceable rights and obligations for those concessions existed in the lease contracts, under a relief provided by the Financial Accounting Standards Board (“FASB”). Under the relief, the concessions will not be treated as lease modifications that are accounted for over the remaining term of the respective leases, as the Company believes this would not accurately reflect the temporary economic effect of the concessions. Instead, (i) rent deferrals that meet the criteria will be treated as if no changes were made to the lease contract, with continued recognition of lease income and receivable under the original terms of the contract; and (ii) rent forgiveness that meets the criteria will be accounted for as variable lease payments in the affected periods.
Effective June 1, 2020, the Company granted a lease concession to the operator of its Watermark Fountains net lease portfolio. The concession allowed the operator to defer a portion of contractual rent payments for a 90-day period, with full contractual rent to be repaid over the 12 months following the concession period. The lease concession provided the operator relief consistent with the debt forbearance received from the lender of the properties in the portfolio. The lease concession period ended on August 31, 2020 and deferred rent was fully repaid as of September 2021. The Company sold the Watermark Fountains net lease portfolio in December 2021.
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
During the year ended December 31, 2021, the Company recorded impairment losses totaling $5.4 million on operating real estate, consisting of $4.6 million recognized for one facility within the Winterfell portfolio, as a result of lower estimated future cash flows and market value and $0.8 million for its Smyrna net lease property, which was sold in May 2021. During the year ended December 31, 2020, the Company recorded impairment losses totaling $166.0 million on its operating real estate and held for sale investments.
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
The Company did not impair any of its investments in unconsolidated ventures during the years ended December 31, 2021 and 2020. The underlying joint ventures recorded impairments and reserves on properties in their respective portfolios, which the Company recognized through equity in earnings (losses), of which the Company’s proportionate share totaled $1.8 million and $38.2 million for the years ended December 31, 2021 and 2020, respectively.
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
As of December 31, 2021, the Company has not recorded an allowance for credit losses on its Financial Assets.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, gross income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute dividends equal to at least 90.0% of its REIT taxable income (with certain adjustments) to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. The Company has assessed its tax positions for all open tax years, which include 2018 to 2021, and concluded there were no material uncertainties to be recognized.
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
Certain subsidiaries of the Company are subject to taxation by federal, state and foreign authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheets date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of December 31, 2021 totaled $13.1 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $99,000, $53,000 and $75,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
As of December 31, 2021 and 2020, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which are reflected as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations.
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
Future Application of Accounting Standards

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Certain Leases with Variable Lease Payments— In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The guidance in ASU 2021-05 amends the lease classification requirements for the lessors under certain leases containing variable payments to align with practice under ASC 840. Under the guidance, the lessor should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in ASC 842-10-25-2 through 25-3; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021 and are not expected to have a significant impact on the Company’s consolidated financial statements.
Disclosures by Business Entities about Government Assistance— In November 2021, the FASB issued ASU No. 2021-10: Disclosures by Business Entities about Government Assistance. The guidance requires expanded disclosure for transactions involving the receipt of government assistance. Required disclosures include a description of the nature of transactions with government entities, accounting policies for such transactions and their impact to the Company’s consolidated financial statements. The guidance is effective beginning January 1, 2022 and is not expected to have a significant impact on the Company’s consolidated financial statements.
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	December 31, 2021	December 31, 2020
Land	$121,518	$234,706
Land improvements	17,798	23,797
Buildings and improvements	965,630	1,389,706
Tenant improvements	—	16,172
Construction in progress	8,141	2,535
Furniture, fixtures and equipment	84,813	108,055
Subtotal	$1,197,900	$1,774,971
Less: Accumulated depreciation	(225,301)	(291,041)
Operating real estate, net	$972,599	$1,483,930
For the years ended December 31, 2021, 2020 and 2019 depreciation expense was $53.5 million, $63.1 million, and $62.8 million, respectively.
Within the table above, buildings and improvements have been reduced by accumulated impairment losses of $149.7 million and $213.9 million as of December 31, 2021 and December 31, 2020, respectively. Impairment loss, as presented on the consolidated statements of operations, totaled $5.4 million and $166.0 million for the years ended December 31, 2021 and 2020, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the year ended December 31, 2021, the Company completed property sales including its Watermark Fountains portfolios in December 2021, the Kansas City portfolio in June 2021 and a property within the Aqua portfolio in March 2021.
Future Minimum Rental Income
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2021 (dollars in thousands):

Years Ending December 31:(1)
2022	$10,653
2023	10,919
2024	11,192
2025	11,472
2026	11,759
Thereafter	33,845
Total	$89,840
_______________________________________
(1)Excludes rental income from residents at ILFs that are subject to short-term leases.
Net lease rental properties owned as of December 31, 2021 have current lease expirations of 2029, with certain operator renewal rights. These net lease arrangements require the operator to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. For certain properties, the operators pay the Company, in addition to the contractual base rent, their pro rata share of real estate taxes and operating expenses. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.
The operator of the Company’s remaining net lease portfolio failed to remit contractual monthly rent obligations during the year ended December 31, 2021 and the Company deemed it not probable that these obligations will be satisfied in the future. Beginning in February 2021, the Company recorded rental income to the extent rental payments were received.
4. Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following tables present the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value(1)
Portfolio	Acquisition Date	Ownership	December 31, 2021	December 31, 2020
Trilogy	Dec-2015	23.2%	$126,366	$133,896
Diversified US/UK	Dec-2014	14.3%	80,766	89,651
Eclipse	May-2014	5.6%	4,856	5,624
Envoy(2)	Sep-2014	11.4%	—	2
Espresso(3)	Jul-2015	36.7%	—	—
Subtotal			$211,988	$229,173
Solstice(4)	Jul-2017	20.0%	321	—
Total			$212,309	$229,173
_______________________________________
(1)Includes $1.3 million, $13.4 million and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Diversified US/UK, and Trilogy joint ventures, respectively.
(2)In March 2019, the Envoy joint venture completed the sale of its remaining 11 properties for a sales price of $118.0 million, which generated net proceeds to the Company totaling $4.3 million.
(3)As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company recorded the excess equity in losses related to its unconsolidated venture as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture and was repaid in full August 2021. During the year ended December 31, 2021, the Company received distributions from the joint venture greater than the Company’s carrying value of its unconsolidated investment, which resulted in the Company recording a gain on the distribution totaling $4.3 million and a carrying value of zero as of December 31, 2021.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)Represents investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%. During the year ended December 31, 2021, the Company contributed an additional $0.4 million to Solstice.

	Years Ended December 31,
	2021		2020
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Trilogy	$(2,891)	$4,638	$4,495	$3,960
Diversified US/UK	(3,676)	4,257	(35,396)	1,487
Eclipse	2,130	2,898	(3,774)	86
Envoy	740	817	(7)	390
Espresso	19,619	5,500	270	—
Subtotal	$15,922	$18,110	$(34,412)	$5,923
Solstice	(79)	—	(54)	—
Total	$15,843	$18,110	$(34,466)	$5,923

Summarized Financial Data
The combined balance sheets as of December 31, 2021 and 2020 and combined statements of operations for the years ended December 31, 2021, 2020 and 2019 for the Company’s unconsolidated ventures are as follows (dollars in thousands):

	December 31, 2021	December 31, 2020		Years Ended December 31,
				2021	2020	2019
Assets
Operating real estate, net	$4,051,899	$4,500,319	Total revenues	$1,493,341	$1,562,284	$1,575,758
Other assets	1,308,236	1,261,678	Net income (loss)	$59,321	$(294,501)	$(17,689)
Total assets	$5,360,135	$5,761,997

Liabilities and equity
Total liabilities	$4,277,887	$4,626,761
Equity	1,082,248	1,135,236
Total liabilities and equity	$5,360,135	$5,761,997

5. Real Estate Debt Investments
The Company’s mezzanine loan debt investment was repaid in full in August 2021. During the year ended December 31, 2021, the Company received principal repayments on its debt investment totaling $74.4 million, which included payment-in-kind interest. The borrower funded principal repayments through net proceeds generated from the sale of underlying collateral and available operating cash flow. For the year ended December 31, 2021, the mezzanine loan had a contractual interest rate of 14% and generated interest income totaling $4.7 million, which represents 100% of the Company’s interest income on debt investments as presented on the consolidated statements of operations.
The following table presents the Company’s one debt investment (dollars in thousands) as of December 31, 2020:

Asset Type:	Principal Amount	Carrying Value(1)	Effective Interest Rate
Mezzanine loan	$74,182	$55,864	10.0%
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Borrowings
The following table presents the Company’s mortgage and other notes payable (dollars in thousands):

				December 31, 2021		December 31, 2020
	Recourse vs. Non-Recourse	Initial Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Watermark Aqua Portfolio
Denver, CO	Non-recourse	Repaid	LIBOR + 2.92%	$—	$—	$20,189	$20,183
Frisco, TX(3)	Non-recourse	Feb 2026	3.0%	26,000	25,431	18,770	18,764
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,661	18,388	18,760	18,423
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	18,911	18,853	19,907	19,830
Rochester, NY(4)	Non-recourse	Aug 2027	LIBOR + 2.34%	101,224	100,495	101,224	100,378
Rochester, NY	Non-recourse	Aug 2022	LIBOR + 2.90%	11,732	11,716	12,800	12,584
Arbors Portfolio(5)
Various locations	Non-recourse	Feb 2025	3.99%	85,369	84,799	87,302	86,521
Watermark Fountains Portfolio
Various locations	Non-recourse	Repaid	3.92%	—	—	386,607	385,606
Various locations	Non-recourse	Repaid	5.56%	—	—	73,439	73,180
Winterfell Portfolio(6)
Various locations	Non-recourse	Jun 2025	4.17%	608,810	597,460	622,045	607,526
Avamere Portfolio(7)
Various locations	Non-recourse	Feb 2027	4.66%	69,144	68,755	70,427	69,962
Subtotal mortgage notes payable, net				$939,851	$925,897	$1,431,470	$1,412,957
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	(8)	6.00%	3,914	3,914	3,914	3,914
Subtotal other notes payable, net				$3,914	$3,914	$3,914	$3,914
Total mortgage and other notes payable, net				$943,765	$929,811	$1,435,384	$1,416,871
_______________________________________
(1)Floating-rate borrowings total $131.6 million of principal outstanding and reference one-month LIBOR.
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
(6)Composed of 32 individual mortgage notes payable secured by 32 healthcare real estate properties, cross-collateralized and subject to cross-default.
(7)Composed of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and subject to cross-default.
(8)In accordance with the financing agreement, in February 2022, the Company has the option to repay the outstanding principal balance or begin to make periodic payments with the net cash flow generated by the property until the financing is repaid in full.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents future scheduled principal payments on mortgage and other notes payable based on final maturity (dollars in thousands):

Years Ending December 31:
2022	$29,495
2023	20,142
2024	20,865
2025	670,775
2026	47,451
Thereafter	155,037
Total	$943,765
As of December 31, 2021, the operator for the Arbors portfolio failed to remit contractual rent and comply with other contractual terms of its lease agreements, which resulted in defaults under the operator’s leases, which in turn, resulted in a non-monetary default under the mortgage notes collateralized by the properties. During the year ended December 31, 2021, the Company remitted contractual debt service and is in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
As of December 31, 2021, a property within the Rochester portfolio did not satisfy the financial covenants under its mortgage note, which have been waived by the lender. During the year ended December 31, 2021, the Company remitted contractual debt service and is in compliance with the other contractual terms under the mortgage note, which matures in February 2025.
In response to the operational challenges resulting from the COVID-19 pandemic, the Company entered into forbearance agreements to defer contractual debt service for borrowings on properties within the Aqua, Rochester, Arbors, Winterfell and Watermark Fountains portfolios. Deferred debt service has been repaid in full for all borrowings as of December 31, 2021.
Line of Credit - Related Party
In October 2017, the Company obtained a revolving line of credit from an affiliate of the Sponsor (the “Sponsor Line”). As of December 31, 2021, the Sponsor Line has a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR. In June 2021, the maturity date was extended through June 2023. If the Company terminates its advisory agreement with the Advisor, it will no longer have access to the Sponsor Line. Upon termination of the advisory agreement for any reason, amounts drawn under the Sponsor Line, if any, would become immediately due.
In April 2020, the Company borrowed $35.0 million under the Sponsor Line to improve its liquidity position in response to the uncertainties surrounding the COVID-19 pandemic. In July 2021, the Company repaid in full the outstanding borrowings. For the year ended December 31, 2021 and 2020, Sponsor Line interest totaled $0.7 million and $0.9 million, respectively. For additional information, refer to Note 14, “Subsequent Events.”
The following table presents the Company’s borrowings under the Sponsor Line as of December 31, 2021 (dollars in thousands):

	Principal Amount
Asset Type:	December 31, 2021	December 31, 2020	Capacity	Contractual Interest Rate	Maturity Date
Sponsor Line of Credit	$—	$35,000	$35,000	LIBOR + 3.50%	Jun 2023
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In June 2021, the advisory agreement was renewed for an additional one-year term commencing on June 30, 2021, with terms identical to those in effect through June 30, 2021, but for the following modifications:
•the payment of the asset management fee entirely in the form of shares of common stock of the Company; and
•effective January 1, 2022, a reduction of the asset management fee with respect to the Company’s corporate cash balance exceeding $75.0 million, subject to the terms and conditions set forth in the advisory agreement.
For additional information regarding our advisory agreement, refer to Note 14, “Subsequent Events.”
Fees to Advisor
Asset Management Fee
Effective January 1, 2018, the Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of the Company’s most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by the board of directors in connection with a sale, transfer or other disposition of a substantial portion of the Company’s assets. Effective July 1, 2021, the asset management fee is paid entirely in shares of the Company’s common stock at a price per share equal to the most recently published net asset value per share, and effective January 1, 2022 the fee will be reduced if the Company’s corporate cash balance exceeds $75.0 million, subject to the terms and conditions set forth in the advisory agreement.
Incentive Fee
The Advisor is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through December 31, 2021, the Advisor has not received any incentive fees from the Company.
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
Summary of Fees and Reimbursements
The following tables present the fees and reimbursements incurred and paid to the Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2020	Year Ended December 31, 2021			Due to Related Party as of December 31, 2021
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management(1)	Asset management fees-related party	$923	$11,105	$(11,091)	(1)	$937
Reimbursements to Advisor Entities
Operating costs(2)	General and administrative expenses	7,395	14,035	(15,029)		6,401
Total		$8,318	$25,140	$(26,120)		$7,338
_______________________________________
(1)Includes $10.6 million paid in shares of the Company’s common stock.
(2)As of December 31, 2021, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2019	Year Ended December 31, 2020			Due to Related Party as of December 31, 2020
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities(1)
Asset management(2)	Asset management and other fees-related party	$1,477	$17,170	$(17,724)	(2)	$923
Reimbursements to Advisor Entities
Operating costs(3)	General and administrative expenses	4,303	14,682	(11,590)		7,395
Total		$5,780	$31,852	$(29,314)		$8,318
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
Pursuant to the advisory agreement, for the year ended December 31, 2021, the Company issued 2.7 million shares totaling $10.6 million, based on the estimated value per share on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee. As of December 31, 2021, the Advisor, the Sponsor and their affiliates owned a total of 7.4 million shares, or $29.0 million of the Company’s common stock based on the Company’s most recent estimated value per share. As of December 31, 2021, the Advisor, the Sponsor and their affiliates owned 3.8% of the total outstanding shares of the Company’s common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the year ended December 31, 2021, the Company recognized property management fee expense of $4.9 million paid to Solstice related to the Winterfell portfolio.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The below table indicates the Company’s investments for which the Sponsor is also an equity partner in the joint venture. Each investment was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	NRF/ Formation Capital, LLC	May 2014	5.6%
Diversified US/UK	NRF	December 2014	14.3%
In addition, the Company owns a 23.2% interest in the Trilogy joint venture, of which American Healthcare REIT, Inc. (“AHR”) and the management of Trilogy own the remaining 76.8% of the portfolio. The Former Sponsor owns a passive, non-controlling interest in AHR’s operating partnership, which was formed by the combination of Griffin American Healthcare REIT III, Inc., American Healthcare Investors, LLC and Griffin-American Healthcare REIT IV, Inc.
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
Pursuant to the Plan, as of December 31, 2021, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 66,840 restricted stock units totaling $1.3 million and $0.3 million, respectively, based on the share price on the date of each grant.
The restricted common stock and restricted stock units granted generally vest quarterly over two years in equal installments and will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in control of the Company. The restricted stock units are convertible, on a one-for-one basis, into shares of the Company’s common stock upon the earlier occurrence of: (i) the termination of the independent director’s service as a director; or (ii) a change in control of the Company.
The Company recognized equity-based compensation expense of $230,083, $168,917 and $239,083 for the years ended December 31, 2021, 2020, and 2019 respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted common stock and restricted stock units totaled $223,167 and $193,250 as of December 31, 2021 and December 31, 2020, respectively. Unvested shares totaled 4,800 and 30,403 as of December 31, 2021 and December 31, 2020, respectively. Unvested restricted stock units totaled 50,130 as of December 31, 2021.
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

Effective Date	Estimated Value per Share	Valuation Date
April 2016	$8.63	12/31/2015
December 2016	9.10	6/30/2016
December 2017	8.50	6/30/2017
December 2018	7.10	6/30/2018
December 2019	6.25	6/30/2019
December 2020	3.89	6/30/2020
November 2021	3.91	6/30/2021
No selling commissions or dealer manager fees were paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP.
For the year ended December 31, 2021, the Company has not issued shares of common stock pursuant to the DRP. Since inception, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP.
Distributions
Effective February 1, 2019, the Company’s board of directors determined to suspend distributions in order to preserve capital and liquidity and no distributions were declared during the years ended December 31, 2021 and 2020.
The Company’s board of directors approved daily cash distributions of $0.000924658 per share of common stock for the month ending January 31, 2019. Distributions were paid to stockholders on the first business day of the following month and totaled $5.4 million, with $3.0 million distributed in cash and $2.4 million reinvested pursuant to its DRP.
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). For the year ended December 31, 2021, the Company generated net operating income for tax purposes, however, the Company was not required to make distributions to its stockholders in 2021 to qualify as a REIT due to a net operating loss carry-forward from 2020. The Company’s most recently filed tax return is for the year ended December 31, 2020 and includes a net operating loss carry-forward of $122.9 million.
Share Repurchase Program
The Company adopted the share repurchase program (the “Share Repurchase Program”) that enabled stockholders to sell their shares to the Company in limited circumstances. The Company is not obligated to repurchase shares under the Share Repurchase Program. The Company may amend, suspend or terminate the Share Repurchase Program at its discretion at any time, subject to certain notice requirements.
In April 2020, the Company’s board of directors determined to suspend all repurchases under the Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity and has not repurchased any shares during the year ended December 31, 2021. For the year ended December 31, 2020, the Company repurchased 0.3 million shares of common stock for $2.1 million at an average price of $6.29 per share.
The Company had funded repurchase requests with cash on hand, borrowings or other available capital.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the years ended December 31, 2021, 2020 and 2019 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income attributable to the other non-controlling interests was $1.7 million for the year ended December 31, 2021. Net loss attributable to other non-controlling interest was $2.8 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	December 31, 2021			December 31, 2020
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net(2)	$—	$—	$—	$74,182	$55,864	$74,182
Financial liabilities:(1)
Mortgage and other notes payable, net	$943,765	$929,811	$889,485	$1,435,384	$1,416,871	$1,354,832
Line of credit - related party(2)	—	—	—	35,000	35,000	35,000
_______________________________________
(1)The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.
(2)Repaid in full during the year ended December 31, 2021.
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
Real Estate Debt Investments, Net
The Company’s real estate debt investment’s fair value was determined by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. The fair value measurement of the Company’s real estate debt investment was generally based on unobservable inputs, and as such, is classified as Level 3 of the fair value hierarchy. In August 2021, the Company’s real estate debt investment was repaid in full.
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
Derivative Instruments
For certain mortgage notes payable, the Company has interest rate caps with fair values that are de minimis as of December 31, 2021.
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
The following table summarizes the fair value, measured at the time of impairment, of Level 3 assets which have been measured at fair value on a nonrecurring basis during the periods presented and the associated impairment losses (dollars in thousands):

	Years Ended December 31,
	2021		2020		2019
	Fair Value	Impairment Losses	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Operating real estate, net	$11,793	$5,386	$234,650	$164,215	$58,804	$27,021
Assets held for sale	—		5,000	1,753	1,649	533

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Real Estate, Net
Operating real estate that is impaired is carried at fair value at the time of impairment. Impairment was driven by various factors that impacted undiscounted future net cash flows, including declines in operating performance, market growth assumptions, and expected margins to be generated by the properties. Fair value of impaired operating real estate was estimated based upon various approaches including discounted cash flow analysis using terminal capitalization rates ranging from 6.00% to 7.75% and discount rates ranging from 7.0% to 8.75%, third party appraisals and offer prices or broker opinions of value.
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
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Year Ended December 31, 2021	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$14,708	$228,569	$—	$—	$—	$243,277
Interest income on debt investments	—	—	—	4,667	—	4,667
Property operating expenses	(29)	(177,907)	—	—	—	(177,936)
Interest expense	(10,900)	(49,979)	—	—	(741)	(61,620)
Transaction costs	—	(54)	—	—	—	(54)
Asset management fees - related party	—	—	—	—	(11,105)	(11,105)
General and administrative expenses	(192)	(227)	—	—	(12,272)	(12,691)
Depreciation and amortization	(11,748)	(43,088)	—	—	—	(54,836)
Impairment loss	(786)	(4,600)	—	—	—	(5,386)
Other income, net	—	7,278	—	—	—	7,278
Realized gain (loss) on investments and other	10,601	64,618	4,263	—	(5)	79,477
Equity in earnings (losses) of unconsolidated ventures	—	—	15,843	—	—	15,843
Income tax expense	—	(99)	—	—	—	(99)
Net income (loss)	$1,654	$24,511	$20,106	$4,667	$(24,123)	$26,815
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Direct Investments
Year Ended December 31, 2020	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$32,899	$242,250	$—	$—	$199	$275,348
Interest income on debt investments	—	—	—	7,674	—	7,674
Property operating expenses	(13)	(184,165)	—	—	—	(184,178)
Interest expense	(11,832)	(53,210)	—	—	(949)	(65,991)
Transaction costs	(58)	(7)	—	—	—	(65)
Asset management fees - related party	—	—	—	—	(17,170)	(17,170)
General and administrative expenses	(804)	(296)	—	(19)	(15,386)	(16,505)
Depreciation and amortization	(14,940)	(50,066)	—	—	—	(65,006)
Impairment loss	(722)	(165,246)	—	—	—	(165,968)
Other income, net	—	1,840	—	—	—	1,840
Realized gain (loss) on investments and other	—	(13)	—	—	315	302
Equity in earnings (losses) of unconsolidated ventures	—	—	(34,466)	—	—	(34,466)
Income tax benefit (expense)	—	(53)	—	—	—	(53)
Net income (loss)	$4,530	$(208,966)	$(34,466)	$7,655	$(32,991)	$(264,238)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

	Direct Investments
Year Ended December 31, 2019	Net Lease	Operating	Unconsolidated Investments	Debt and Securities	Corporate(1)	Total
Property and other revenues	$33,424	$259,033	$—	$35	$686	$293,178
Interest income on debt investments	—	—	—	7,703	—	7,703
Property operating expenses	(11)	(181,203)	—	—	—	(181,214)
Interest expense	(12,434)	(56,360)	—	—	(102)	(68,896)
Transaction costs	—	(122)	—	—	—	(122)
Asset management and other fees - related party	—	—	—	—	(19,789)	(19,789)
General and administrative expenses	(268)	(42)	—	(38)	(12,413)	(12,761)
Depreciation and amortization	(14,329)	(56,660)	—	—	—	(70,989)
Impairment loss	(4,132)	(23,422)	—	—	—	(27,554)
Realized gain (loss) on investments and other	5,872	719	—	—	(277)	6,314
Equity in earnings (losses) of unconsolidated ventures	—	—	(3,545)	—	—	(3,545)
Income tax benefit (expense)	—	(75)	—	—	—	(75)
Net income (loss)	$8,122	$(58,132)	$(3,545)	$7,700	$(31,895)	$(77,750)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
December 31, 2021	$104,809	$908,517	$212,309	$—	$187,238	$1,412,873
December 31, 2020	348,688	1,223,045	229,170	56,502	61,031	1,918,436
______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the operators and managers of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

		As of December 31, 2021		Year Ended December 31, 2021
Operator / Manager		Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living	(3)	32	4,000	$98,977	40.7%
Watermark Retirement Communities		14	1,753	42,447	17.4%
Avamere Health Services		5	453	17,301	7.1%
Integral Senior Living		1	44	4,556	1.9%
Arcadia Management	(4)	4	572	(3,900)	(1.6)%
Subtotal		56	6,822	159,381	65.5%
Properties sold		17	3,630	83,896	34.5%
Total				$243,277	100.0%
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
(4)During the year ended December 31, 2021, the Company recorded rental income to the extent payments were received. Rental income was reduced by $7.4 million for the write-off of straight-line rent receivables, as full collection of rent under the lease was deemed not to be probable.

13. Commitments and Contingencies
As of December 31, 2021, the Company believes there are no material contingencies that would affect its results of operations, cash flows or financial position.
Litigation and Claims
The Company may be involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, any current legal proceedings are not expected to have a material adverse effect on its financial position or results of operations.
The Company’s tenants, operators and managers may be involved in various litigation matters arising in the ordinary course of their business. The unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect such tenants’, operators’ or managers’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to the Company, which, in turn, could have a material adverse effect on the Company. The effects of COVID-19 may also lead to heightened risk of litigation, with an ensuing increase in litigation-related costs.
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
14.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to December 31, 2021 through the issuance of the consolidated financial statements.
Sponsor Transaction
On February 28, 2022, the Former Sponsor completed the previously announced Sponsor Transaction, which included the Company’s Advisor and the individuals currently engaged in the management and oversight of the healthcare platform. The sale resulted in a change of the owner and control of the Advisor to NRF, but did not directly impact the ownership or control of the Company or any of the Company’s assets.
Advisory Agreement
In connection with the Sponsor Transaction, the Company’s advisory agreement was renewed for a one-year term commencing on February 28, 2022 upon terms identical to those in effect through February 28, 2022, but removed the Former Sponsor as the Sponsor and added NRF as the Company’s New Sponsor.
Sponsor Line of Credit
On February 28, 2022, the Company’s Sponsor Line was amended to extend the maturity date to February 28, 2024.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(Dollars in Thousands)

		Initial Cost			Gross Amount Carried at Close of Period(2)
Location City, State	Encumbrances	Land	Building & Improvements	Capitalized Subsequent to Acquisition(1)	Land	Building & Improvements	Total	Accumulated Depreciation	Net Book Value	Date Acquired	Life on Which Depreciation is Computed
Direct Investments - Operating
Milford, OH	18,661	1,160	14,440	2,860	1,160	17,300	18,460	4,413	14,047	Dec-13	40 years
Milford, OH	—	700	—	5,646	700	5,646	6,346	566	5,780	Jul-17	40 years
Frisco, TX	26,000	3,100	35,874	3,491	3,100	39,365	42,465	8,601	33,864	Feb-14	40 years
Apple Valley, CA	20,522	1,168	24,625	(6,357)	1,168	18,268	19,436	4,455	14,981	Mar-16	40 years
Auburn, CA	23,185	1,694	18,438	1,422	1,694	19,860	21,554	4,210	17,344	Mar-16	40 years
Austin, TX	25,528	4,020	19,417	2,722	4,020	22,139	26,159	4,760	21,399	Mar-16	40 years
Bakersfield, CA	16,201	1,831	21,006	1,507	1,831	22,513	24,344	4,678	19,666	Mar-16	40 years
Bangor, ME	20,661	2,463	23,205	1,192	2,463	24,397	26,860	4,713	22,147	Mar-16	40 years
Bellingham, WA	22,941	2,242	18,807	1,721	2,242	20,528	22,770	4,246	18,524	Mar-16	40 years
Clovis, CA	18,055	1,821	21,721	1,102	1,821	22,823	24,644	4,476	20,168	Mar-16	40 years
Columbia, MO	21,844	1,621	23,521	1,033	1,621	24,554	26,175	4,787	21,388	Mar-16	40 years
Corpus Christi, TX	17,900	2,263	20,142	(5,153)	2,263	14,989	17,252	4,100	13,152	Mar-16	40 years
East Amherst, NY	17,829	2,873	18,279	917	2,873	19,196	22,069	3,797	18,272	Mar-16	40 years
El Cajon, CA	20,197	2,357	14,733	1,309	2,357	16,042	18,399	3,355	15,044	Mar-16	40 years
El Paso, TX	11,750	1,610	14,103	1,486	1,610	15,589	17,199	3,200	13,999	Mar-16	40 years
Fairport, NY	15,899	1,452	19,427	1,826	1,452	21,253	22,705	3,710	18,995	Mar-16	40 years
Fenton, MO	23,626	2,410	22,216	1,236	2,410	23,452	25,862	4,747	21,115	Mar-16	40 years
Grand Junction, CO	18,751	2,525	26,446	978	2,525	27,424	29,949	5,205	24,744	Mar-16	40 years
Grand Junction, CO	9,608	1,147	12,523	1,002	1,147	13,525	14,672	2,880	11,792	Mar-16	40 years
Grapevine, TX	21,492	1,852	18,143	(8,359)	1,852	9,784	11,636	3,556	8,080	Mar-16	40 years
Groton, CT	16,933	3,673	21,879	(8,705)	3,673	13,174	16,847	4,501	12,346	Mar-16	40 years
Guilford, CT	23,382	6,725	27,488	(22,435)	6,725	5,053	11,778	4,374	7,404	Mar-16	40 years
Joliet, IL	14,349	1,473	23,427	(6,825)	1,473	16,602	18,075	4,237	13,838	Mar-16	40 years
Kennewick, WA	7,387	1,168	18,933	1,264	1,168	20,197	21,365	3,964	17,401	Mar-16	40 years
Las Cruces, NM	10,764	1,568	15,091	1,742	1,568	16,833	18,401	3,440	14,961	Mar-16	40 years
Lees Summit, MO	26,162	1,263	20,500	1,341	1,263	21,841	23,104	4,568	18,536	Mar-16	40 years
Lodi, CA	19,353	2,863	21,152	1,139	2,863	22,291	25,154	4,600	20,554	Mar-16	40 years
Normandy Park, WA	15,617	2,031	16,407	(3,130)	2,031	13,277	15,308	3,617	11,691	Mar-16	40 years
Palatine, IL	19,352	1,221	26,993	(11,153)	1,221	15,840	17,061	5,500	11,561	Mar-16	40 years
Plano, TX	15,483	2,200	14,860	(5,095)	2,200	9,765	11,965	3,387	8,578	Mar-16	40 years
Renton, WA	18,327	2,642	20,469	2,483	2,642	22,952	25,594	4,455	21,139	Mar-16	40 years
Sandy, UT	15,201	2,810	19,132	(5,875)	2,810	13,257	16,067	3,731	12,336	Mar-16	40 years
Santa Rosa, CA	26,889	5,409	26,183	2,443	5,409	28,626	34,035	5,547	28,488	Mar-16	40 years
Sun City West, AZ	24,707	2,684	29,056	(5,097)	2,684	23,959	26,643	5,765	20,878	Mar-16	40 years
Tacoma, WA	28,916	7,974	32,435	2,785	7,977	35,217	43,194	7,405	35,789	Mar-16	40 years
Frisco, TX	—	1,130	—	12,641	1,130	12,641	13,771	2,025	11,746	Oct-16	40 years
Albany, OR	8,492	958	6,625	(3,581)	758	3,244	4,002	1,247	2,755	Feb-17	40 years
Port Townsend, WA	16,236	1,613	21,460	933	996	23,010	24,006	3,833	20,173	Feb-17	40 years
Roseburg, OR	12,013	699	11,589	697	459	12,526	12,985	2,116	10,869	Feb-17	40 years
Sandy, OR	13,702	1,611	16,697	893	1,233	17,968	19,201	2,829	16,372	Feb-17	40 years
Santa Barbara, CA	3,914	2,408	15,674	451	2,408	16,125	18,533	2,240	16,293	Feb-17	40 years
Wenatchee, WA	18,700	2,540	28,971	1,117	1,534	31,094	32,628	4,543	28,085	Feb-17	40 years
Churchville, NY	6,575	296	7,712	789	296	8,501	8,797	1,517	7,280	Aug-17	35 years
Greece, NY	—	534	18,158	(11,097)	533	7,062	7,595	1,580	6,015	Aug-17	49 years
Greece, NY	26,833	1,007	31,960	2,029	1,007	33,989	34,996	4,986	30,010	Aug-17	41 years
Henrietta, NY	11,881	1,153	16,812	1,409	1,152	18,222	19,374	3,382	15,992	Aug-17	36 years
Penfield, NY	12,502	781	20,273	(8,053)	781	12,220	13,001	3,378	9,623	Aug-17	30 years
Penfield, NY	10,918	516	9,898	736	515	10,635	11,150	1,864	9,286	Aug-17	35 years
Rochester, NY	18,911	2,426	31,861	2,587	2,425	34,449	36,874	5,165	31,709	Aug-17	39 years
Rochester, NY	5,341	297	12,484	(9,153)	296	3,332	3,628	2,044	1,584	Aug-17	37 years
Victor, NY	27,174	1,060	33,246	2,241	1,059	35,488	36,547	5,115	31,432	Aug-17	41 years

		Initial Cost			Gross Amount Carried at Close of Period(2)
Location City, State	Encumbrances	Land	Building & Improvements	Capitalized Subsequent to Acquisition(1)	Land	Building & Improvements	Total	Accumulated Depreciation	Net Book Value	Date Acquired	Life on Which Depreciation is Computed
Victor, NY	11,732	557	13,570	17	555	13,589	14,144	1,534	12,610	Nov-17	41 years
Undeveloped Land
Rochester, NY	—	544	—	—	544	—	544	—	544	Aug-17	(3)
Penfield, NY	—	534	—	—	534	—	534	—	534	Aug-17	(3)
Direct Investments - Net Lease
Bohemia, NY	22,716	4,258	27,805	160	4,258	27,965	32,223	5,854	26,369	Sep-14	40 years
Hauppauge, NY	13,782	2,086	18,495	1,351	2,086	19,846	21,932	4,464	17,468	Sep-14	40 years
Islandia, NY	33,866	8,437	37,198	291	8,437	37,489	45,926	8,011	37,915	Sep-14	40 years
Westbury, NY	15,005	2,506	19,163	293	2,506	19,456	21,962	4,028	17,934	Sep-14	40 years
Total	$943,765	$123,964	$1,120,722	$(46,786)	$121,518	$1,076,382	$1,197,900	$225,301	$972,599
______________________________________
(1)    Negative amount represents impairment of operating real estate.
(2)    The aggregate cost for federal income tax purposes is approximately $1.5 billion.
(3)    Depreciation is not recorded on land.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(Dollars in Thousands)
The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$1,774,971	$1,931,032	$1,949,997
Dispositions	(603,082)	—	(16,645)
Improvements	31,397	17,036	24,701
Impairment	(5,386)	(165,246)	(27,021)
Subtotal	1,197,900	1,782,822	1,931,032
Classified as held for sale(1)	—	(7,851)	—
Balance at end of year(2)	$1,197,900	$1,774,971	$1,931,032
_____________________________
(1)Amounts classified as held for sale during the year and remained as held for sale at the end of the year.
(2)The aggregate cost of the properties is approximately $318.2 million higher for federal income tax purposes as of December 31, 2021.
The following table presents changes in accumulated depreciation as of December 31, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$291,041	$230,814	$171,083
Depreciation expense	53,476	63,078	62,798
Property dispositions	(119,216)	—	(3,067)
Subtotal	225,301	293,892	230,814
Classified as held for sale	—	(2,851)	—
Balance at end of year	$225,301	$291,041	$230,814

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2021
(Dollars in Thousands)
The Company’s mezzanine loan debt investment was repaid in full in August 2021. The following table presents changes in the Company’s real estate debt investments for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of year	$55,864	$55,468	$58,600
Additions:
Capitalized payment-in-kind interest	194	—	—
Loan modification fees	(687)	—	—
Deductions:
Reclassification(1)	18,307	271	(2,427)
Repayment of principal	(74,376)	—	(818)
Amortization of acquisition costs, fees, premiums and discounts	698	125	113
Balance at end of year	$—	$55,864	$55,468
_______________________________________
(1)    As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero as of December 31, 2018. The Company has recorded the excess equity in losses related to its unconsolidated venture as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture and was repaid in full in August 2021. During the year ended December 31, 2021, the Company received distributions from the joint venture greater than the Company’s carrying value of its unconsolidated investment, which resulted in the Company recording a gain on the distribution and a carrying value of zero as of December 31, 2021.

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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance*
Item 11. Executive Compensation*
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Item 13. Certain Relationships and Related Transactions and Director Independence*
Item 14. Principal Accountant Fees and Services*
__________________________
*    The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to our 2022 Annual Meeting of Stockholders, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act, no later than 120 days after the end of our fiscal year ended December 31, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2021
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2021
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

4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016 and incorporated herein by reference)
4.2	Description of Registrant’s Securities
10.1	Advisory Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 and incorporated herein by reference)
10.2	Amendment No. 1 to Advisory Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2017 and incorporated herein by reference)
10.3
Amendment No. 2 to Advisory Agreement dated as of June 22, 2020 by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP, CNI NSHC Advisors, LLC and Colony Capital, Inc. (f/k/a Colony NorthStar, Inc.) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 23, 2020 and incorporated herein by reference)

10.4
Amendment No. 3 to Advisory Agreement dated as of June 30, 2021 by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP, CNI NSHC Advisors, LLC and DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc.) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2021 and incorporated herein by reference)

10.5
Amendment No. 4 to Advisory Agreement dated as of February 28, 2022 by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP, CNI NSHC Advisors, LLC, DigitalBridge Group, Inc. and NRF Holdco, LLC

10.5
Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.6
First Amendment to Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.7
Second Amendment to Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.4 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.8
NorthStar Healthcare Income, Inc. Amended and Restated Long Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 4, 2013 and incorporated herein by reference)

10.9
NorthStar Healthcare Income, Inc. Third Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference)

10.10
NorthStar Healthcare Income, Inc. Fourth Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference)

10.11
Form of Restricted Stock Award Certificate (filed as Exhibit 10.6 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.12*	Form of Restricted Stock Unit Award Certificate
10.13
Form of Indemnification Agreement (filed as Exhibit 10.8 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.14
Amended and Restated Partnership Agreement of Healthcare GA Holdings, General Partnership, dated as of January 13, 2015 (filed as Exhibit 10.58 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.15	Limited Liability Company Agreement of Watermark Fountains Owner, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 15, 2015 and incorporated herein by reference)
10.16
Limited Liability Company Agreement of Trilogy REIT Holdings, LLC, dated as of September 11, 2015, by and between GACH3 Trilogy JV, LLC and Trilogy Holdings NT-HCI, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2015 and incorporated herein by reference)

10.17*^
Portfolio Acquisition Agreement, dated as of November 1, 2021, by and between Watermark Albemarle Owner, LLC, Watermark Boca Ciega Bay Owner, LLC, Watermark Crystal Lake Owner, LLC, Watermark Greenbriar Owner, LLC, Watermark La Cholla Owner, LLC, Watermark Millbrook Owner, LLC, Watermark RiverVue Owner, LLC, Watermark Washington House Owner, LLC, Fountains Bellevue Owner NT-HCI, LLC, Fountains Bronson Place Owner NT-HCI, LLC, Fountains Canterbury Owner NT-HCI, LLC, Fountains Carlotta Owner NT-HCI, LLC, Fountains Lake Pointe Woods Owner NT-HCI, LLC and Fountains Sea Bluffs Owner NT-HCI, LLC, and certain other subsidiaries named therein, and Welltower Inc., WELL Trevi Tenant LLC, WELL Trevi CCRC Tenant LLC and certain other subsidiaries named therein.

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

______________________________________________________
*    Filed herewith
^    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	March 18, 2022	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints T. Andrew Smith and Paul V. Varisano and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. JEANNEAULT	Chief Executive Officer, President and Vice Chairman	March 18, 2022
Ronald J. Jeanneault	(Principal Executive Officer)

Chief Financial Officer and Treasurer
/s/ PAUL V. VARISANO	(Principal Financial Officer and	March 18, 2022
Paul V. Varisano	Principal Accounting Officer)

/s/ T. ANDREW SMITH	Non-Executive Chairman	March 18, 2022
T. Andrew Smith

/s/ GREGORY A. SAMAY	Director	March 18, 2022
Gregory A. Samay

/s/ JONATHAN A. CARNELLA	Director	March 18, 2022
Jonathan A. Carnella