Form 10-Q
period 2022-03-31
NorthStar Healthcare Income, Inc.
filed 2022-05-13
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-55190
NORTHSTAR HEALTHCARE INCOME, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-3663988
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
4350 East West Highway, Suite 1050, Bethesda, MD 20814
(Address of Principal Executive Offices, Including Zip Code)
(240) 479-7115
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
The Company has one class of common stock, $0.01 par value per share, 194,037,776 shares outstanding as of May 12, 2022.

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I—Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$191,228	$200,473
Restricted cash	9,286	10,465
Operating real estate, net	965,489	972,599
Investments in unconsolidated ventures	207,435	212,309
Receivables, net	2,106	3,666
Intangible assets, net	2,506	2,590
Other assets	12,749	10,771
Total assets(1)	$1,390,799	$1,412,873

Liabilities
Mortgage and other notes payable, net	$926,598	$929,811
Due to related party	4,141	7,338
Escrow deposits payable	1,466	1,171
Accounts payable and accrued expenses	19,317	24,671
Other liabilities	3,253	3,064
Total liabilities(1)	954,775	966,055
Commitments and contingencies (Note 12)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 193,818,780 and 193,120,940 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,937	1,930
Additional paid-in capital	1,723,456	1,720,719
Retained earnings (accumulated deficit)	(1,290,624)	(1,277,688)
Accumulated other comprehensive income (loss)	(1,054)	(486)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	433,715	444,475
Non-controlling interests	2,309	2,343
Total equity	436,024	446,818
Total liabilities and equity	$1,390,799	$1,412,873
_______________________________________
(1)Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which NorthStar Healthcare Income, Inc. (together with its consolidated subsidiaries, the “Company”) is the sole general partner and owns approximately 99.99%. As of March 31, 2022, the Operating Partnership includes $233.2 million and $180.0 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Property and other revenues
Resident fee income	$10,755	$28,282
Rental income	32,559	29,051
Other revenue	18	1
Total property and other revenues	43,332	57,334
Interest income
Interest income on debt investments	—	2,213
Expenses
Property operating expenses	32,894	45,618
Interest expense	10,309	16,025
Transaction costs	—	54
Asset management fees - related party	2,647	2,769
General and administrative expenses	3,686	3,033
Depreciation and amortization	9,923	15,387
Impairment loss	—	786
Total expenses	59,459	83,672
Other income (loss)
Other income, net	72	7,360
Realized gain (loss) on investments and other	587	7,515
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(15,468)	(9,250)
Equity in earnings (losses) of unconsolidated ventures	2,502	(890)
Income tax expense	(15)	(15)
Net income (loss)	(12,981)	(10,155)
Net (income) loss attributable to non-controlling interests	45	(308)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(12,936)	$(10,463)
Net income (loss) per share of common stock, basic/diluted	$(0.07)	$(0.05)
Weighted average number of shares of common stock outstanding, basic/diluted (1)	193,368,486	190,630,723
Distributions declared per share of common stock	$—	$—
_______________________________________
(1)     The Company issued 66,840 restricted stock units in June 2021. The impact of the restricted stock units on the diluted earnings per share calculation is de minimis for the three months ended March 31, 2022.

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(12,981)	$(10,155)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(568)	(474)
Total other comprehensive income (loss)	(568)	(474)
Comprehensive income (loss)	(13,549)	(10,629)
Comprehensive (income) loss attributable to non-controlling interests	45	(308)
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(13,504)	$(10,937)

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	190,409	$1,904	$1,710,023	$(1,302,755)	$467	$409,639	$2,423	$412,062
Share-based payment of advisor asset management fees	643	6	2,494	—	—	2,500	—	2,500
Amortization of equity-based compensation	—	—	46		—	46	—	46
Non-controlling interests - contributions	—	—	—	—	—	—	240	240
Non-controlling interests - distributions	—	—	—	—	—	—	(350)	(350)
Other comprehensive income (loss)	—	—	—	—	(474)	(474)	—	(474)
Net income (loss)	—	—	—	(10,463)	—	(10,463)	308	(10,155)
Balance as of March 31, 2021 (Unaudited)	191,052	$1,910	$1,712,563	$(1,313,218)	$(7)	$401,248	$2,621	$403,869

Balance as of December 31, 2021	193,121	$1,930	$1,720,719	$(1,277,688)	$(486)	$444,475	$2,343	$446,818
Share-based payment of advisor asset management fees	698	7	2,722	—	—	2,729	—	2,729
Amortization of equity-based compensation	—	—	15	—	—	15	—	15
Non-controlling interests - contributions	—	—	—	—	—	—	64	64
Non-controlling interests - distributions	—	—	—	—	—	—	(53)	(53)
Other comprehensive income (loss)	—	—	—	—	(568)	(568)	—	(568)
Net income (loss)	—	—	—	(12,936)	—	(12,936)	(45)	(12,981)
Balance as of March 31, 2022 (Unaudited)	193,819	$1,937	$1,723,456	$(1,290,624)	$(1,054)	$433,715	$2,309	$436,024

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(12,981)	$(10,155)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	(2,502)	890
Depreciation and amortization	9,923	15,387
Impairment loss	—	786
Amortization of below market debt	804	784
Straight-line rental (income) loss, net	—	7,639
Amortization of discount/accretion of premium on investments	—	(112)
Amortization of deferred financing costs	154	147
Amortization of equity-based compensation	48	46
Paid-in-kind interest on real estate debt investment	—	(105)
Realized (gain) loss on investments and other	(587)	(7,515)
Change in allowance for uncollectible accounts	58	653
Issuance of common stock as payment for asset management fees	2,647	2,500
Changes in assets and liabilities:
Receivables	1,502	(833)
Other assets	(1,665)	(7,686)
Due to related party	(3,115)	(4,506)
Escrow deposits payable	295	535
Accounts payable and accrued expenses	(5,751)	(5,336)
Other liabilities	327	221
Net cash (used in) provided by operating activities	(10,843)	(6,660)
Cash flows from investing activities:
Capital expenditures for operating real estate	(2,337)	(2,416)
Sales of operating real estate	—	21,258
Repayment of real estate debt investment	—	24,878
Investments in unconsolidated ventures	—	(250)
Distributions from unconsolidated ventures	7,053	859
Real estate debt investment modification fee	—	346
Net cash provided by (used in) investing activities	4,716	44,675
Cash flows from financing activities:
Borrowings from mortgage notes	—	26,000
Repayments of mortgage notes	(4,171)	(45,722)
Payment of deferred financing costs	—	(362)
Payments under finance leases	(137)	(149)
Contributions from non-controlling interests	64	240
Distributions to non-controlling interests	(53)	(350)
Net cash (used in) provided by financing activities	(4,297)	(20,343)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,424)	17,672
Cash, cash equivalents and restricted cash-beginning of period	210,938	93,570
Cash, cash equivalents and restricted cash-end of period	$200,514	$111,242

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,121	$16,847
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$364	$575

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Company’s sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of March 31, 2022, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company is externally managed and has no employees. On February 28, 2022, the Company’s former Sponsor, DigitalBridge Group, Inc. (NYSE: DBRG) (the “Former Sponsor”), completed the previously announced disposition of its wellness infrastructure platform (the “Sponsor Transaction”). Following completion of the Sponsor Transaction, NRF Holdco, LLC (“NRF” or the “New Sponsor”) (and together with the Former Sponsor, the Sponsor as the context requires), owns the Company’s advisor, CNI NSHC Advisors, LLC (the “Advisor”), as well as its own diversified portfolio of medical office buildings, senior housing facilities, skilled nursing facilities and specialty hospitals. NRF is wholly owned by CWP Bidco LP, an entity affiliated with Highgate, a privately held real estate investment and hospitality management company, and Aurora Health Network LLC, a privately held healthcare-focused investment firm. In addition, upon completion of the Sponsor Transaction, employees of the Former Sponsor focused on the wellness infrastructure platform became employees of the New Sponsor. The Advisor, now a subsidiary of the New Sponsor, will continue to manage the Company’s day-to-day operations pursuant to an advisory agreement.
From inception through March 31, 2022, the Company raised $2.0 billion in total gross proceeds from the sale of shares of common stock in its continuous, public offerings (the “Offering”), including $232.6 million pursuant to its distribution reinvestment plan (the “DRP”).
Impact of COVID-19
The world continues to experience the broad effects of the coronavirus 2019 (“COVID-19”) pandemic. The Company's healthcare real estate business and investments have experienced declines in resident occupancy, lower labor force participation rates, which drove increased labor costs, and inflationary pressures on other operating expenses. These impacts of COVID-19 are expected to last, even as states and municipalities have eased and may further ease restrictions.
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
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on March 18, 2022.
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
As of March 31, 2022, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of March 31, 2022 is $220.6 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of March 31, 2022 is $174.6 million, collateralized by the real estate assets of the related consolidated VIEs.
Unconsolidated VIEs
As of March 31, 2022, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $207.4 million. The Company’s maximum exposure to loss as of March 31, 2022 would not exceed the carrying value of its investment in the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of March 31, 2022. The Company did not provide financial support to its unconsolidated VIEs during the three months ended March 31, 2022. As of March 31, 2022, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	March 31, 2022 (Unaudited)	December 31, 2021
Cash and cash equivalents	$191,228	$200,473
Restricted cash	9,286	10,465
Total cash, cash equivalents and restricted cash	$200,514	$210,938
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment which are included in operating real estate, net on the Company’s consolidated balance sheets. As of March 31, 2022, furniture, fixtures and equipment under finance leases totaled $2.5 million. The leased equipment is amortized on a straight-line basis. For the three months ended March 31, 2022 and 2021, payments for finance leases totaled $0.1 million and $0.2 million, respectively, including assets that were disposed of through portfolio sales.
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

April 1 through December 31, 2022	$334
Years Ending December 31:
2023	93
2024	60
2025	29
2026	24
Thereafter	28
Total minimum lease payments	$568
Less: Amount representing interest	(37)
Present value of minimum lease payments	$531
The weighted average interest rate related to the finance lease obligations is 6.4% with a weighted average lease term of 2.2 years.
As of March 31, 2022, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
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
As of March 31, 2022 and December 31, 2021, the Company did not have any assets classified as held for sale.
Intangible Assets and Deferred Costs
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are recorded against the carrying value of such financing and are amortized to interest expense over the term of the financing using the effective interest method. Unamortized deferred financing costs are expensed to realized gain (loss) on investments and other, when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
Identified Intangibles
The Company records acquired identified intangibles, such as the value of in-place leases and other intangibles, based on estimated fair value at the acquisition date. The value allocated to the identified intangibles is amortized over the remaining lease term. In-place leases are amortized into depreciation and amortization expense.
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
Identified intangible assets are recorded in intangible assets, net on the consolidated balance sheets. Intangible assets relate to the Company’s in-place lease values for the Company’s four triple net lease properties. The following table presents intangible assets, net (dollars in thousands):

	March 31, 2022 (Unaudited)	December 31, 2021
In-place lease value	$120,149	$120,149
Less: Accumulated amortization	(117,643)	(117,559)
Intangible assets, net	$2,506	$2,590
The Company recorded amortization expense for in-place leases of $0.1 million for the three months ended March 31, 2022. For the three months ended March 2021, amortization expense for in-place leases and deferred costs was $0.5 million.
The following table presents future amortization of in-place lease value (dollars in thousands):

April 1 through December 31, 2022	$253
Years Ending December 31:
2023	337
2024	337
2025	337
2026	337
Thereafter	905
Total	$2,506

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other Assets
The following table presents a summary of other assets (dollars in thousands):

	March 31, 2022 (Unaudited)	December 31, 2021
Other assets:
Remainder interest in condominium units(1)	2,030	2,030
Prepaid expenses	6,524	4,948
Lease / rent inducements, net	3,343	3,209
Utility deposits	219	142
Other	633	442
Total	$12,749	$10,771
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
The operator of the Company’s remaining four net lease properties failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the future. For the three months ended March 31, 2022, the Company recorded rental income to the extent rental payments were received.
For the three months ended March 31, 2022 and 2021, total property and other revenue includes variable lease revenue of $1.6 million and $3.3 million, respectively. Variable lease revenue includes ancillary services provided to operator/residents, as well as non-recurring services and fees at the Company’s operating facilities.
The Company did not receive or recognize any grant income from the Provider Relief Fund administered by the U.S. Department of Health and Human Services during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company recognized $7.4 million of grant income. The grant income is classified as other income, net in the consolidated statements of operations. These grants are intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Provided that the Company attests to and complies with certain terms and conditions of the grants, the Company will not be required to repay these grants in the future.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Real Estate Debt Investments
Interest income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in the consolidated statements of operations. The amortization of a premium or accretion of a discount is discontinued if such investment is reclassified to held for sale. The Company had one debt investment, which was repaid in full in August 2021.
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
During the three months ended March 31, 2022, the Company did not record any impairment losses on its operating real estate. During the three months ended March 31, 2021, the Company recorded impairment losses totaling $0.8 million on its Smyrna net lease property, which was sold in May 2021.
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
The Company did not impair any of its investments in unconsolidated ventures during the three months ended March 31, 2022, however, the underlying joint ventures recorded impairments and reserves on properties in their respective portfolios, which the Company recognized through equity in earnings (losses), of which the Company’s proportionate share was de minimis. During the three months ended March 31, 2021, the Company did not impair any of its investments in unconsolidated ventures, nor did the underlying joint ventures record any impairments or reserves on properties in their respective portfolios.
Credit Losses on Receivables
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
The Company measures expected credit losses of receivables on a collective basis when similar risk characteristics exist. If the Company determines that a particular receivable does not share risk characteristics with its other receivables, the Company evaluates the receivable for expected credit losses on an individual basis.
When developing an estimate of expected credit losses on receivables, the Company considers available information relevant to assessing the collectability of cash flows. This information may include internal information, external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. The Company considers relevant qualitative and quantitative factors that relate to the environment in which the Company operates and are specific to the borrower.
Further, the fair value of the collateral, less estimated costs to sell, may be used when determining the allowance for credit losses for a receivable for which the repayment is expected to be provided substantially through the sale of the collateral when the borrower is experiencing financial difficulty.
As of March 31, 2022, the Company has not recorded an allowance for credit losses on its receivables.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Certain subsidiaries of the Company are subject to taxation by federal and state authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of March 31, 2022 totaled $13.6 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $15,000 for the three months ended March 31, 2022 and 2021.
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
As of March 31, 2022 and December 31, 2021, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which are reflected as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations.
Recent Accounting Pronouncements
Accounting Standards Adopted in 2022
Disclosures by Business Entities about Government Assistance—In November 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10: Disclosures by Business Entities about Government Assistance. The guidance requires expanded disclosure for transactions involving the receipt of government assistance. Required disclosures include a description of the nature of transactions with government entities, accounting policies for such transactions and their impact to the Company’s consolidated financial statements. The Company adopted ASU No. 2021-10 on January 1, 2022, with no transitional impact upon adoption.
Certain Leases with Variable Lease Payments—In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The guidance in ASU 2021-05 amends the lease classification requirements for the lessors under certain leases containing variable payments to align with practice under ASC 840. Under the guidance, the lessor should classify and account for a lease with variable lease payments that does not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
direct financing lease in accordance with the classification criteria in ASC 842-10-25-2 through 25-3; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021. The Company adopted ASU No. 2021-05 on January 1, 2022, with no transitional impact upon adoption.
Future Application of Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance in Topic 848 is optional, the election of which provides temporary relief for the accounting effects on contracts, hedging relationships and other transactions impacted by the transition from interbank offered rates (such as London Interbank Offered Rate (“LIBOR”)) to alternative reference rates (such as Secured Overnight Financing Rate). Modification of contractual terms to effect the reference rate reform transition on debt, leases, derivatives and other contracts is eligible for relief from modification accounting and accounted for as a continuation of the existing contract. Topic 848 is effective upon issuance through December 31, 2022, and may be applied retrospectively to January 1, 2020. The Company may elect practical expedients or exceptions as applicable over time as reference rate reform activities occur.
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
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	March 31, 2022 (Unaudited)	December 31, 2021
Land	$121,518	$121,518
Land improvements	17,826	17,798
Buildings and improvements	967,934	965,630
Tenant improvements	189	—
Construction in progress	7,240	8,141
Furniture, fixtures and equipment	85,922	84,813
Subtotal	$1,200,629	$1,197,900
Less: Accumulated depreciation	(235,140)	(225,301)
Operating real estate, net	$965,489	$972,599
For the three months ended March 31, 2022 and 2021, depreciation expense was $9.8 million and $14.9 million, respectively.
Within the table above, buildings and improvements have been reduced by accumulated impairment losses of $149.7 million as of March 31, 2022 and December 31, 2021. There was no impairment loss recorded for the three months ended March 31, 2022. Impairment loss, as presented on the consolidated statements of operations, totaled $0.8 million for the three months ended March 31, 2021. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
4. Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following table presents the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value(1)
Portfolio	Acquisition Date	Ownership	March 31, 2022 (Unaudited)	December 31, 2021
Trilogy	Dec-2015	23.2%	$126,091	$126,366
Diversified US/UK	Dec-2014	14.3%	77,118	80,766
Eclipse	May-2014	5.6%	3,941	4,856
Espresso(2)	Jul-2015	36.7%	—	—
Subtotal			$207,150	$211,988
Solstice(3)	Jul-2017	20.0%	285	321
Total			$207,435	$212,309
_______________________________________
(1)Includes $1.3 million, $13.4 million and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Diversified US/UK, and Trilogy joint ventures, respectively.
(2)As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its Espresso unconsolidated investment was reduced to zero in the fourth quarter of 2018. The Company recorded the excess equity in losses related to its unconsolidated venture as a reduction to the carrying value of its mezzanine loan, which was originated to a subsidiary of the Espresso joint venture and was repaid in full August 2021. During the three months ended March 31, 2022, the Company received distributions from the joint venture greater than the Company’s carrying value of its unconsolidated investment, which resulted in the Company recording a gain on the distribution totaling $0.2 million and a carrying value of zero as of March 31, 2022. Refer to Note 13, “Subsequent Events” for further discussion on distributions.
(3)Represents investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.

The following table presents the results of the Company’s investment in unconsolidated ventures (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Trilogy	$2,027	$2,301	$(3,277)	$—
Diversified US/UK	(1,148)	1,932	(2,698)	859
Eclipse	(295)	620	(140)	—
Espresso	1,954	2,200	5,257	—
Subtotal	$2,538	$7,053	$(858)	$859
Solstice	(36)	—	(32)	—
Total	$2,502	$7,053	$(890)	$859

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. Borrowings
The following table presents the Company’s mortgage and other notes payable (dollars in thousands):

				March 31, 2022 (Unaudited)		December 31, 2021
	Recourse vs. Non-Recourse	Initial Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Watermark Aqua Portfolio
Frisco, TX(3)	Non-recourse	Feb 2026	3.0%	26,000	25,462	26,000	25,431
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,559	18,303	18,661	18,388
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	18,738	18,681	18,911	18,853
Rochester, NY(4)	Non-recourse	Aug 2027	LIBOR + 2.34%	101,224	100,525	101,224	100,495
Rochester, NY	Non-recourse	Aug 2022	LIBOR + 2.90%	11,685	11,675	11,732	11,716
Arbors Portfolio(5)
Various locations	Non-recourse	Feb 2025	3.99%	84,879	84,359	85,369	84,799
Winterfell Portfolio(6)
Various locations	Non-recourse	Jun 2025	4.17%	605,671	595,125	608,810	597,460
Avamere Portfolio(7)
Various locations	Non-recourse	Feb 2027	4.66%	68,923	68,554	69,144	68,755
Subtotal mortgage notes payable, net				$935,679	$922,684	$939,851	$925,897
Other notes payable
Oak Cottage
Santa Barbara, CA	Non-recourse	(8)	6.00%	$3,914	$3,914	$3,914	$3,914
Subtotal other notes payable, net				$3,914	$3,914	$3,914	$3,914
Total mortgage and other notes payable, net				$939,593	$926,598	$943,765	$929,811
_______________________________________
(1)Floating-rate borrowings total $131.5 million of principal outstanding and reference one-month LIBOR.
(2)The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings, other than the Winterfell portfolio which is attributable to below market debt intangibles.
(3)The mortgage note carries a fixed interest rate of 3.0% through February 2024, followed by the greater of the fixed rate or one-month LIBOR plus 2.80% through the initial maturity date of February 2026.
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
(8)In accordance with the financing agreement, the Company has the option to repay the outstanding principal balance or begin to make periodic payments with the net cash flow generated by the property until the financing is repaid in full. Remittance of principal payments commenced in April 2022.
The following table presents future scheduled principal payments on mortgage and other notes payable based on final maturity (dollars in thousands):

April 1 through December 31, 2022	$25,322
Years Ending December 31:
2023	20,142
2024	20,865
2025	670,775
2026	47,451
Thereafter	155,038
Total	$939,593

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 31, 2022, the operator for the Arbors portfolio failed to remit contractual rent and comply with other contractual terms of its lease agreements, which resulted in defaults under the operator’s leases, which in turn, resulted in a non-monetary default under the mortgage notes collateralized by the properties. During the three months ended March 31, 2022, the Company remitted contractual debt service and is in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
As of March 31, 2022, a property within the Rochester portfolio did not satisfy the financial covenants under its mortgage note, which resulted in a loan default. The Company is currently in discussions with its lender to cure or otherwise waive the default, although there is no guarantee either resolution will be secured. During the three months ended March 31, 2022, the Company remitted contractual debt service and is in compliance with the other contractual terms under the mortgage note, which matures in February 2025.
Line of Credit - Related Party
In October 2017, the Company obtained a revolving line of credit from an affiliate of the Sponsor (the “Sponsor Line”). As of March 31, 2022, the Sponsor Line has a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR. In connection with the Sponsor Transaction, in February 2022, the maturity date was extended through February 2024. If the Company terminates its advisory agreement with the Advisor, it will no longer have access to the Sponsor Line. Upon termination of the advisory agreement for any reason, amounts drawn under the Sponsor Line, if any, would become immediately due. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Sponsor Line.
6. Related Party Arrangements
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
In connection with the Sponsor Transaction, the Company’s advisory agreement was renewed for a one-year term commencing on February 28, 2022 upon terms identical to those in effect through February 28, 2022, but for certain updates to remove the Former Sponsor and add NRF as the New Sponsor for certain limited provisions.
Fees to Advisor
Asset Management Fee
Effective January 1, 2018, the Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of the Company’s most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by the board of directors in connection with a sale, transfer or other disposition of a substantial portion of the Company’s assets. Effective July 1, 2021, the asset management fee is paid entirely in shares of the Company’s common stock at a price per share equal to the most recently published net asset value per share, and effective January 1, 2022 the fee is reduced if the Company’s corporate cash balance exceeds $75.0 million, subject to the terms and conditions set forth in the advisory agreement.
Incentive Fee
The Advisor is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through March 31, 2022, the Advisor has not received any incentive fees from the Company.

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
Reimbursements to Advisor
Operating Costs
The Advisor is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocates, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs include the Company’s allocable share of the Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Advisor allocates these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor updates the board of directors on a quarterly basis of any material changes to the expense allocation and provides a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period. As of March 31, 2022, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2021	Three Months Ended March 31, 2022		Due to Related Party as of March 31, 2022 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management fees-related party	$937	$2,647	$(2,729)	$855
Reimbursements to Advisor Entities
Operating costs	General and administrative expenses	6,401	3,286	(6,401)	3,286
Total		$7,338	$5,933	$(9,130)	$4,141
Pursuant to the advisory agreement, for the three months ended March 31, 2022, the Company issued 0.7 million shares totaling $2.7 million, based on the estimated value per share on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee. As of March 31, 2022, the Advisor, the Sponsor and their affiliates owned a total of 8.1 million shares, or $31.7 million of the Company’s common stock based on the Company’s most recent estimated value per share. As of March 31, 2022, the Advisor, the Sponsor and their affiliates owned 4.2% of the total outstanding shares of the Company’s common stock.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the three months ended March 31, 2022, the Company recognized property management fee expense of $1.3 million paid to Solstice related to the Winterfell portfolio.
The below table indicates the Company’s investments for which the Sponsor is also an equity partner in the joint venture. Each investment was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	NRF and Partner/ Formation Capital, LLC	May 2014	5.6%
Diversified US/UK	NRF and Partner	December 2014	14.3%
Line of Credit - Related Party
The Company has the Sponsor Line, which provides up to $35.0 million at an interest rate of 3.5% plus LIBOR. Refer to Note 5, “Borrowings” for further discussion.
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
Pursuant to the Plan, as of March 31, 2022, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 66,840 restricted stock units totaling $1.3 million and $0.3 million, respectively, based on the share price on the date of each grant.
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
The Company recognized equity-based compensation expense of $47,500 and $45,625 for the three months ended March 31, 2022 and 2021, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted common stock and restricted stock units totaled $175,667 and $223,167 as of March 31, 2022 and December 31, 2021, respectively. Unvested shares totaled 2,400 and 4,800 as of March 31, 2022 and December 31, 2021, respectively. Unvested restricted stock units totaled 41,775 and 50,130 as of March 31, 2022 and December 31, 2021, respectively.
8. Stockholders’ Equity
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
Since inception, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP. For the three months ended March 31, 2022, the Company has not issued shares of common stock pursuant to the DRP. Refer to Note 13, “Subsequent Events” for further discussion.
Distributions
Effective February 1, 2019, the Company’s board of directors determined to suspend recurring distributions in order to preserve capital and liquidity and no distributions were declared during the three months ended March 31, 2022. Refer to Note 13, “Subsequent Events” for further discussion.
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). The Company did not have REIT taxable income for its taxable year ending December 31, 2021, therefore, it was not required to make distributions to its stockholders in 2021 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2020 and includes a net operating loss carry-forward of $122.9 million.
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
In April 2020, the Company’s board of directors determined to suspend all repurchases under the Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity and has not repurchased any shares during the three months ended March 31, 2022.
The Company had funded repurchase requests with cash on hand, borrowings or other available capital.
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2022 and 2021 was de minimis.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $45,468 for the three months ended March 31, 2022, and net income attributable to other non-controlling interest was $308,035 for the three months ended March 31, 2021.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	March 31, 2022 (Unaudited)			December 31, 2021
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial liabilities:(1)
Mortgage and other notes payable, net	$939,593	$926,598	$888,111	$943,765	$929,811	$889,485
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Real Estate Debt Investments, Net
The Company’s real estate debt investment’s fair value was determined by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment; or based on discounted cash flow projections of principal and interest expected to be collected, which includes consideration of the financial standing of the borrower or sponsor as well as operating results of the underlying collateral. The fair value measurement of the Company’s real estate debt investment was generally based on unobservable inputs, and as such, is classified as Level 3 of the fair value hierarchy. The Company had one debt investment, which was repaid in full in August 2021.
Mortgage and Other Notes Payable, Net and Line of Credit - Related Party
The Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury and LIBOR rates as of the end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy. As of March 31, 2022 and December 31, 2021, the Company did not have any outstanding borrowings under its Sponsor Line.
Derivative Instruments
For certain mortgage notes payable, the Company has interest rate caps with fair values that are de minimis as of March 31, 2022.
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
The following table summarizes the fair value, measured at the time of impairment, of Level 3 assets which have been measured at fair value on a nonrecurring basis during the periods presented and the associated impairment losses (dollars in thousands):

	March 31, 2022 (Unaudited)		December 31, 2021
	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Operating real estate, net	$—	$—	$11,793	$5,386
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
Assets Held For Sale
Assets held for sale are carried at the lower of amortized cost or fair value. Assets held for sale that were written down to fair value were generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, fair value of real estate held for sale is reduced for estimated selling costs. As of March 31, 2022 and December 31, 2021, the Company did not have any assets classified as held for sale.
11. Segment Reporting
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
•Debt Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate. The Company had one mezzanine loan, which was repaid in August 2021.
•Corporate - The corporate segment includes corporate level asset management fees - related party and general and administrative expenses.
The Company primarily generates rental and resident fee income from its direct investments. Additionally, the Company reports its proportionate interest of revenues and expenses from unconsolidated investments through equity in earnings (losses) of unconsolidated ventures. During the three months ended March 31, 2021, the Company generated interest income on its real estate debt investment.
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Three Months Ended March 31, 2022	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$249	$43,065	$—	$—	$18	$43,332
Interest income on debt investments	—	—	—	—	—	—
Property operating expenses	(25)	(32,869)	—	—	—	(32,894)
Interest expense	(898)	(9,411)	—	—	—	(10,309)
Transaction costs	—	—	—	—	—	—
Asset management fees - related party	—	—	—	—	(2,647)	(2,647)
General and administrative expenses	—	—	—	—	(3,686)	(3,686)
Depreciation and amortization	(863)	(9,060)	—	—	—	(9,923)
Impairment loss	—	—	—	—	—	—
Other income, net	—	72	—	—	—	72
Realized gain (loss) on investments and other	—	341	246	—	—	587
Equity in earnings (losses) of unconsolidated ventures	—	—	2,502	—	—	2,502
Income tax expense	—	(15)	—	—	—	(15)
Net income (loss)	$(1,537)	$(7,877)	$2,748	$—	$(6,315)	$(12,981)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

	Direct Investments
Three Months Ended March 31, 2021	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$(776)	$58,109	$—	$—	$1	$57,334
Interest income on debt investments	—	—	—	2,213	—	2,213
Property operating expenses	(25)	(45,593)	—	—	—	(45,618)
Interest expense	(2,873)	(12,835)	—	—	(317)	(16,025)
Transaction costs	—	(54)	—	—	—	(54)
Asset management fees - related party	—	—	—	—	(2,769)	(2,769)
General and administrative expenses	(41)	—	—	—	(2,992)	(3,033)
Depreciation and amortization	(3,854)	(11,533)	—	—	—	(15,387)
Impairment loss	(786)	—	—	—	—	(786)
Other income, net	—	7,360	—	—	—	7,360
Realized gain (loss) on investments and other	—	7,515	—	—	—	7,515
Equity in earnings (losses) of unconsolidated ventures	—	—	(890)	—	—	(890)
Income tax benefit (expense)	—	(15)	—	—	—	(15)
Net income (loss)	$(8,355)	$2,954	$(890)	$2,213	$(6,077)	$(10,155)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
March 31, 2022 (Unaudited)	$104,571	$901,246	$207,435	$—	$177,547	$1,390,799
December 31, 2021	104,809	908,517	212,309	—	187,238	1,412,873
______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.

The following table presents the operators and managers of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

	As of March 31, 2022		Three Months Ended March 31, 2022
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	4,000	$26,068	60.2%
Watermark Retirement Communities	14	1,753	11,028	25.4%
Avamere Health Services	5	453	4,771	11.0%
Integral Senior Living	1	44	1,198	2.8%
Arcadia Management(4)	4	572	249	0.6%
Other(5)	—	—	18	—%
Total	56	6,822	$43,332	100.0%
______________________________________
(1)Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.
(2)Includes rental income received from the Company’s net lease properties as well as rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from the Company’s ALFs and MCFs, which includes resident room and care charges, ancillary fees and other resident service charges.
(3)Solstice is a joint venture of which affiliates of ISL own 80%.
(4)During the three months ended March 31, 2022, the Company recorded rental income to the extent payments were received.
(5)Consists primarily of interest income earned on corporate-level cash accounts.

12. Commitments and Contingencies
As of March 31, 2022, the Company believes there are no material contingencies that would affect its results of operations, cash flows or financial position.
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
13.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to March 31, 2022 through the issuance of the consolidated financial statements.
Distribution Reinvestment Plan
On April 12, 2022, the Company’s board of directors elected to suspend the DRP effective April 30, 2022.
Special Distribution
On April 20, 2022, the Company’s board of directors declared a special distribution of $0.50 per share (the “Special Distribution”) for each stockholder of record on May 2, 2022. The Special Distribution paid in cash on or around May 5, 2022 totaled $97.0 million.
Distribution from Unconsolidated Venture
In May 2022, the Espresso joint venture completed the sale of 12 properties. As a result of the sale, the Company received a distribution totaling $16.0 million.

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
From inception through March 31, 2022, we raised $2.0 billion in total gross proceeds from the sale of shares of our common stock in our continuous, public offerings, including $232.6 million pursuant to our distribution reinvestment plan, or our DRP, collectively referred to as our Offering.
Significant Developments
Operating Performance
The following is a summary of the performance of our investment segments for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. The world continues to experience the broad effects of the COVID-19 pandemic. Our healthcare real estate business and investments have been challenged by suboptimal occupancy levels, lower labor force participation rates, which drove increased labor costs, and inflationary pressures on other operating expenses. We continue to monitor the progression of the economic recovery from COVID-19 and its effects on our results of operations and assess recoverability of value across our assets as conditions change. For additional information on financial results, refer to “—Results of Operations.”
Direct Investments - Operating
During the three months ended March 31, 2022, our direct operating investments experienced an 11.6% increase in the number of resident move-ins over the three months ended December 31, 2021, while the number of move-outs increased 3.0% over the same period. A summary of average occupancy by manager is as follows:

	Average Monthly Occupancy			Average Quarterly Occupancy
Operator / Manager	March 2022	December 2021	Variance	Q1 2022	Q4 2021	Variance
Watermark Retirement Communities(1)	77.0%	77.2%	(0.2)%	77.4%	77.1%	0.3%
Solstice Senior Living	78.4%	77.2%	1.2%	78.0%	77.1%	0.9%
Avamere Health Services	86.8%	85.0%	1.8%	85.4%	85.2%	0.2%
Integral Senior Living	97.5%	97.5%	—%	96.7%	99.2%	(2.5)%
Direct Investments - Operating	78.7%	77.9%	0.8%	78.5%	77.9%	0.6%
_______________________________________
(1)Average monthly and annual occupancy excludes properties sold.

On a same store basis, rental and resident fee income of our direct operating investments increased to $43.1 million for the three months ended March 31, 2022 as compared to $42.3 million for the three months ended December 31, 2021 as a result of improved occupancy.
On a same store basis, excluding COVID-19 related expenses, property operating expenses of our direct operating investments increased to $32.7 million for the three months ended March 31, 2022 as compared to $31.4 million for the three months ended December 31, 2021. The increase was attributable to inflationary pressures on operating costs and staffing challenges, which in turn have resulted in additional overtime hours, use of agency and contract labor and increased salaries and wages expense.
Overall, on a same store basis, rental and resident fee income, net of property operating expenses, of our direct operating investments decreased to $10.4 million for the three months ended March 31, 2022 as compared to $10.9 million for the three months ended December 31, 2021.
Our direct operating investments, on a same store basis, incurred COVID-19 related expenses totaling $0.2 million for the three months ended March 31, 2022, as compared to $0.6 million for the three months ended December 31, 2021.
Direct Investments - Net Lease
The operator of our Arbors portfolio has failed to remit contractual rent and satisfy other lease conditions. Contractual monthly rent obligations have been remitted through May 2021 and we have recorded rental income to the extent rental payments were received during the three months ended March 31, 2022. The Arbors portfolio recognized rental income of $0.2 million for the three months ended March 31, 2022, as compared to $0.5 million for the three months ended December 31, 2021.
Unconsolidated Investments
Overall, our unconsolidated investment portfolios experienced similar operational challenges as our direct operating investments. Equity in earnings totaled $2.5 million for the three months ended March 31, 2022 as compared to equity in losses of $2.0 million for the three months ended December 31, 2021. The increase was primarily a result of improved operational performance in the Trilogy joint venture. Additionally, equity in earnings includes our proportionate share of net gains from a sale transaction in the Espresso joint venture, which totaled $0.7 million for the three months ended March 31, 2022. Equity in losses for the three months ended December 31, 2021 includes our proportionate share of impairment losses recorded by the Eclipse joint venture, which totaled $1.8 million.
During the three months ended March 31, 2022, we received distributions from our unconsolidated investments, which totaled $7.1 million as compared to $11.1 million for the three months ended December 31, 2021. Distributions continued to be limited by reinvestment and development in the Trilogy joint venture and operational challenges in the Diversified US/UK and Eclipse joint ventures.
The following is a summary of operations and performance for the Trilogy, Diversified US/UK, and Espresso joint ventures for the three months ended March 31, 2022:
•Trilogy: The joint venture's facilities experienced improvements to resident occupancy, however, labor shortages and inflationary pressures continued to impact its portfolio. Additionally, the joint venture continued to receive and recognize federal and state COVID-19 provider relief grants as income.
•Diversified US/UK: The joint venture continues to receive substantially all contractual monthly rent from its MOB tenants. The operators of the joint venture’s net lease portfolios, including its portfolio in the United Kingdom, continue to face occupancy and expense pressures, which has affected their ability and willingness to pay rent. CCRC, SNF and ALF operating portfolios continue to sustain suboptimal occupancy levels and experienced staffing challenges.

•Espresso: The joint venture received full contractual rent from its net lease operators. In March 2022, we received $2.2 million of distributions from the joint venture. As a result of the joint venture pursuing dispositions of its various sub-portfolios, the remaining 108 properties have been classified as held for sale as of March 31, 2022. For additional information on distributions, refer to “—Recent Developments.”
Recent Developments
The following is a discussion of material events which have occurred subsequent to March 31, 2022 through May 12, 2022.
Distribution Reinvestment Plan
On April 12, 2022, our board of directors elected to suspend our distribution reinvestment plan, or the DRP, effective April 30, 2022.
Special Distribution
On April 20, 2022, our board of directors declared a special distribution of $0.50 per share, or the Special Distribution, for each stockholder of record on May 2, 2022. The Special Distribution paid in cash on or around May 5, 2022 totaled $97.0 million.
Distribution From Unconsolidated Venture
In May 2022, the Espresso joint venture completed the sale of 12 properties. As a result of the sale, we received a distribution totaling $16.0 million.
Our Investments
We have invested in independent living facilities, or ILFs, assisted living facilities, or ALFs, memory care facilities, or MCFs, and continuing care retirement communities, or CCRCs, which we collectively refer to as seniors housing facilities, skilled nursing facilities, or SNFs, medical office buildings, or MOBs, and hospitals.
Our investments are categorized as follows:
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
We generate revenues from resident fees and rental income. Resident fee income from our seniors housing facilities is recorded when services are rendered and includes resident room and care charges and other resident charges. Rental income is generated from our real estate for the leasing of space to various types of healthcare operators/tenants/residents. Additionally, we report our proportionate interest of revenues and expenses from unconsolidated joint ventures, which own healthcare real estate, through equity in earnings (losses) of unconsolidated ventures on our consolidated statements of operations.
For financial information regarding our reportable segments, refer to Note 11, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

The following table presents a summary of investments as of March 31, 2022 (dollars in thousands):

		Properties(1)(2)
Investment Type / Portfolio	Amount(2)(3)	Seniors Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Operating
Winterfell	$904,985	32	—	—	—	32	Various	100.0%
Rochester	219,518	10	—	—	—	10	Northeast	97.0%
Watermark Aqua	77,521	4	—	—	—	4	Southwest/Midwest	97.0%
Avamere	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	19,427	1	—	—	—	1	West	100.0%
Other(4)	2,030	—	—	—	—	—	West	97.0%
Subtotal	$1,322,919	52	—	—	—	52

Direct Investments - Net Lease
Arbors	$126,825	4	—	—	—	4	Northeast	100.0%

Unconsolidated Investments
Diversified US/UK	$445,855	92	106	39	9	246	Various	14.3%
Trilogy(5)	400,972	22	—	68	—	90	Southwest/Midwest	23.2%
Eclipse	37,291	42	—	9	—	51	Various	5.6%
Espresso(6)	—	—	—	—	—	—	Various	36.7%
Solstice(7)	—	—	—	—	—	—		20.0%
Subtotal	$884,118	156	106	116	9	387

Total Investments	$2,333,862	212	106	116	9	443
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
(6)As a result of the joint venture pursuing dispositions of its various sub-portfolios, the remaining 108 properties have been classified as held for sale as of March 31, 2022.
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
Our investments include the following types of healthcare facilities as of March 31, 2022:
•Seniors Housing Facilities. We define seniors housing facilities to include ILFs, ALFs, MCFs and CCRCs, as described in further detail below. Revenues generated by seniors housing facilities typically come from private pay sources, including private insurance, and to a much lesser extent government reimbursement programs, such as Medicare and Medicaid.
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
Direct Investments - Operating
For our operating properties, we enter into management agreements that generally provide for the payment of a fee to a manager, typically 4-5% of gross revenues with the potential for certain incentive compensation, and have direct exposure to the revenues and operating expenses of a property. As a result, our operating properties allow us to participate in the risks and rewards of the operations of healthcare facilities. Revenue derived from ILFs within our direct operating investments is classified as rental income on our consolidated statements of operations. Revenue derived from ALFs and MCFs within our direct operating investments is classified as resident fee income on our consolidated statements of operations.
The weighted average resident occupancy of our operating properties was 78.5% for the three months ended March 31, 2022.
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
Our remaining four net lease properties are leased and operated by Arcadia Management with a lease term that expires in August 2029. However, the operator has failed to remit rent and comply with other contractual terms of its lease agreements, which resulted in defaults under the operator’s leases as of March 31, 2022.

Operators and Managers
The following table presents the operators and managers of our direct investments (dollars in thousands):

	As of March 31, 2022		Three Months Ended March 31, 2022
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	4,000	$26,068	60.2%
Watermark Retirement Communities	14	1,753	11,028	25.4%
Avamere Health Services	5	453	4,771	11.0%
Integral Senior Living	1	44	1,198	2.8%
Arcadia Management(4)	4	572	249	0.6%
Other(5)	—	—	18	—%
Total	56	6,822	$43,332	100.0%
_______________________________________
(1)Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.
(2)Includes rental income received from our net lease properties as well as rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from our ALFs and MCFs, which includes resident room and care charges, ancillary fees and other resident service charges.
(3)Solstice is a joint venture of which affiliates of ISL own 80%.
(4)During the three months ended March 31, 2022, we recorded rental income to the extent rental payments were received.
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
Unconsolidated Investments
The following table presents our unconsolidated investments (dollars in thousands):

						Properties as of March 31, 2022(1)
Portfolio	Partner	Acquisition Date	Ownership	AUM(2)	Equity Investment(3)	Seniors Housing Facilities	MOB	SNF	Hospitals	Total
Diversified US/UK	NRF and Partner	Dec-2014	14.3%	$445,855	$243,544	92	106	39	9	246
Trilogy	American Healthcare REIT / Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	400,972	189,032	22	—	68	—	90
Eclipse	NRF and Partner/ Formation Capital, LLC	May-2014	5.6%	37,291	23,400	42	—	9	—	51
Espresso(4)	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	—	55,146	—	—	—	—	—
Subtotal				$884,118	$511,122	156	106	116	9	387
Solstice		Jul-2017	20.0%	—	402	—	—	—	—	—
Total				$884,118	$511,524	156	106	116	9	387
_______________________________________
(1)Excludes properties classified as held for sale.
(2)Represents assets under management based on cost, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Does not include cost of properties held for sale.
(3)Represents initial and subsequent contributions to the underlying joint venture through March 31, 2022.
(4)As a result of the joint venture pursuing dispositions of its various sub-portfolios, the remaining 108 properties have been classified as held for sale as of March 31, 2022.

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
The healthcare industry’s operational and financial recovery from the impact of the COVID-19 will depend on a variety of factors, which may differ considerably across regions, fluctuate over time and are highly uncertain. The healthcare industry experienced a higher pace of move-ins during the first quarter of 2022 as compared to the fourth quarter of 2021. As a result of overall increase in resident demand, improving consumer sentiment and easing restrictions on visitation and admissions, the seniors housing industry occupancy average rose to 80.6% during the first quarter of 2022 from 80.4% in the fourth quarter of 2021. In addition, annual inventory growth decreased to 1.8% during the first quarter of 2022, while construction versus inventory ratio of 5.3% remained elevated in the first quarter of 2022 (source: The National Investment Centers for Seniors Housing & Care, or NIC).
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
Supply growth, which has outpaced demand, has challenged the seniors housing industry over the past several years. New inventory, coupled with the average move-in age of seniors housing residents increasing over time, has resulted in declining occupancy for the industry on average. Further, to remain competitive with the new supply, owners and operators of older facilities have increased capital expenditure spending, which in turn has negatively affected cash flow. While off its peak of 7.7% in the fourth quarter of 2017, seniors housing under construction as a share of inventory was 5.3% in the first quarter of 2022 (source: NIC). It is expected that, as demographics and demand continue to increase long-term, supply growth will follow.
As a result of increased supply, the seniors housing industry has experienced competitive pressures that have limited rent growth over the past several years. Average market rent growth reached its peak of 4.2% in 2016 and has since decreased to 3.3% as of the first quarter of 2022, with pressures caused by the COVID-19 pandemic contributing to the decline (source: NIC). Limited future supply growth and reestablishing normal operations in a post-pandemic environment will be factors in achieving near and long term revenue growth for the industry.
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
On February 28, 2022, the White House announced a set of reforms, developed by and implemented through U.S. Department of Health and Human Services, or HHS, aimed at improving safety and quality of nursing home care. The new initiatives include establishing a minimum nursing home staffing requirement, reducing resident room crowding and reinforcing safeguards against unnecessary medications and treatments. To ensure compliance, in addition to increased government inspections, the White House Administration plans to expand the financial penalties and other enforcement sanctions against facilities not meeting the set standards. These reforms might further increase the cost burdens for our SNF operators and expose them to financial penalties.
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
Impairment
During the three months ended March 31, 2022, we did not record impairment losses for any of our direct investments.
Accumulated impairment losses for operating real estate that we continue to hold as of March 31, 2022 totaled $149.7 million. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and 2020 for additional information regarding impairment recorded in prior years.
During the three months ended March 31, 2022, we did not impair any of our investments in unconsolidated ventures, however, our unconsolidated ventures have recorded impairments and reserves on properties in their respective portfolios, which have been recognized through our equity in earnings (losses), of which our proportionate share was de minimis.

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
Results of Operations
Impact of COVID-19
The world continues to experience the broad effects of the COVID-19 pandemic. Our healthcare real estate business and investments are challenged by suboptimal occupancy levels, lower labor force participation rates, which has driven increased labor costs, and inflationary pressures on other operating expenses. We continue to monitor the progression of the economic recovery from COVID-19 and its effects on our results of operations and assess recoverability of value across our assets as conditions change.
Comparison of the Three Months Ended March 31, 2022 to March 31, 2021 (dollars in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	%
Property and other revenues
Resident fee income	$10,755	$28,282	$(17,527)	(62.0)%
Rental income	32,559	29,051	3,508	12.1%
Other revenue	18	1	17	1,700.0%
Total property and other revenues	43,332	57,334	(14,002)	(24.4)%
Interest income
Interest income on debt investments	—	2,213	(2,213)	(100.0)%
Expenses
Property operating expenses	32,894	45,618	(12,724)	(27.9)%
Interest expense	10,309	16,025	(5,716)	(35.7)%
Transaction costs	—	54	(54)	(100.0)%
Asset management fees - related party	2,647	2,769	(122)	(4.4)%
General and administrative expenses	3,686	3,033	653	21.5%
Depreciation and amortization	9,923	15,387	(5,464)	(35.5)%
Impairment loss	—	786	(786)	(100.0)%
Total expenses	59,459	83,672	(24,213)	(28.9)%
Other income, net	72	7,360	(7,288)	(99.0)%
Realized gain (loss) on investments and other	587	7,515	(6,928)	(92.2)%
Equity in earnings (losses) of unconsolidated ventures	2,502	(890)	3,392	(381.1)%
Income tax expense	(15)	(15)	—	—%
Net income (loss)	$(12,981)	$(10,155)	$(2,826)	27.8%
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	%
Same store ALF/MCF properties (excludes properties sold)	$10,755	$9,915	$840	8.5%
Properties sold	—	18,367	(18,367)	(100.0)%
Total resident fee income	$10,755	$28,282	$(17,527)	(62)%
Resident fee income decreased $17.5 million as a result of property sales during 2021. The Watermark Fountains portfolio sold in December 2021, the Kansas City portfolio in June 2021 and a property within the Aqua portfolio sold in March 2021.
Excluding properties sold, resident fee income increased by $0.8 million primarily as a result of an increase in occupancy and rates at our ALFs and MCF.

Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	%
Same store ILF properties (excludes properties sold)	$32,310	$29,827	$2,483	8.3%
Same store net lease properties (excludes properties sold)
Rental payments	249	998	(749)	(75.1)%
Straight-line rental income (loss)	—	(7,350)	7,350	(100.0)%
Properties sold	—	5,576	(5,576)	(100.0)%
Total rental income	$32,559	$29,051	$3,508	12.1%
Rental income increased by $3.5 million primarily as a result of the write-off of straight-line rent receivables at our Arbors portfolio during 2021, partially offset by the loss of revenues from properties sold in 2021.
On a same store basis, rental income at our ILFs increased as a result of improved occupancy, while rental payments from our net lease properties decreased as compared to the three months ended March 31, 2021.
Interest Income on Debt Investments
There was no interest income on debt investments recognized during the three months ended March 31, 2022 as a result of receiving the full repayment of outstanding principal on our mezzanine loan debt investment in August 2021.
Property Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold and COVID-19 related expenses)
ALF/MCF properties	$8,479	$6,793	$1,686	24.8%
ILF properties	24,197	21,275	2,922	13.7%
Net lease properties	25	25	—	—%
COVID-19 related expenses	157	1,005	(848)	(84.4)%
Properties sold	36	16,520	(16,484)	(99.8)%
Total Property operating expenses	$32,894	$45,618	$(12,724)	(27.9)%
Overall, total operating expenses decreased $12.7 million primarily as a result of property sales during the year ended December 31, 2021.
On a same store basis, operating expenses increased $4.6 million, primarily as a result of our operators experiencing staffing challenges, which has increased salaries and wages due to additional overtime hours and use of agency and contract labor to fill open positions. In addition, sales and marketing expenses have increased with the improved volume of resident move-ins, while the resumption of normalized business operations has allowed our managers to complete deferred repairs and maintenance projects.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold)
ALF/MCF properties	$1,378	$1,373	$5	0.4%
ILF properties	8,033	8,246	(213)	(2.6)%
Net lease properties	898	920	(22)	(2.4)%
Properties sold	—	5,169	(5,169)	(100.0)%
Corporate	—	317	(317)	(100.0)%
Total interest expense	$10,309	$16,025	$(5,716)	(35.7)%
Interest expense decreased $5.7 million primarily as a result of the repayment of mortgage notes payable which were collateralized by properties sold during the year ended December 31, 2021. In addition, average mortgage notes principal balances decreased as compared to March 31, 2021 due to continued principal amortization. Corporate interest expense represents interest resulting from the borrowings under our revolving line of credit from an affiliate of our Sponsor, or the Sponsor Line, which was repaid in full in July 2021.
Asset Management Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Effective January 1, 2022, according to the amendment to our advisory agreement, the monthly management fee is reduced if our corporate cash balances exceed $75.0 million, resulting in a $0.1 million decrease in asset management fees.
General and Administrative Expenses
General and administrative expenses increased $0.7 million primarily as a result of amortizing our directors’ and officers’ insurance premium incurred and reimbursed to our Advisor over the term of the policy, beginning in December 2021.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold)
ALF/MCF properties	$1,813	$1,729	$84	4.9%
ILF properties	7,247	7,245	2	—%
Net lease properties	863	861	2	0.2%
Properties sold	—	5,552	(5,552)	(100.0)%
Total depreciation and amortization	$9,923	$15,387	$(5,464)	(35.5)%
Depreciation and amortization expense decreased $5.5 million, primarily as a result of properties sold during the year ended December 31, 2021.
Impairment Loss
During the three months ended March 31, 2022, we did not incur any impairment losses on operating real estate assets.
During the three months ended March 31, 2021, impairment losses on operating real estate totaled $0.8 million for our Smyrna net lease property, which was sold in May 2021.

Other Income, Net
Other income, net for the three months ended March 31, 2022 consisted of $0.1 million in COVID-19 testing reimbursements received and recognized at our Avamere portfolio. During the three months ended March 31, 2021, we received and recognized $7.4 million in federal COVID-19 provider relief grants from HHS.
Realized Gain (Loss) on Investments and Other
During the three months ended March 31, 2022 we recognized a $0.2 million gain on a distribution that exceeded our carrying value for our investment in the Espresso joint venture. Additionally, we recorded a gain on the change in value of our mortgage note payable interest rate caps, which totaled $0.3 million.
During the three months ended March 31, 2021 we recognized a $7.5 million gain on the sale of a property within the Aqua portfolio.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Three Months Ended March 31,								Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021			2022	2021
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, after FFO and MFFO adjustments		Increase (Decrease)		Cash Distributions
Eclipse	$(295)	$(140)	$288	$339	$(7)	$199	$(206)	(103.5)%	$620	$—
Diversified US/UK	(1,148)	(2,698)	3,810	6,996	2,662	4,298	(1,636)	(38.1)%	1,932	859
Espresso	1,954	5,257	477	(2,318)	2,431	2,939	(508)	(17.3)%	2,200	—
Trilogy	2,027	(3,277)	3,968	4,027	5,995	750	5,245	699.3%	2,301	—
Subtotal	$2,538	$(858)	$8,543	$9,044	$11,081	$8,186	$2,895	35.4%	$7,053	$859
Solstice	(36)	(32)	—	—	(36)	(32)	(4)	12.5%	—	—
Total	$2,502	$(890)	$8,543	$9,044	$11,045	$8,154	$2,891	35.5%	$7,053	$859
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
Our equity in earnings generated by our unconsolidated investments increased by $3.4 million primarily due to improvements in operational performance in the Trilogy joint venture and a write-off of straight-line rent receivables at the Diversified US/UK joint venture during the three months ended March 31, 2021, partially offset by less recognized gains on assets sold in the Espresso joint venture during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Equity in earnings, after FFO and MFFO adjustments, increased by $2.9 million as a result of the improvements in the Trilogy joint venture, partially offset by a tax benefit recognized in the Diversified US/UK portfolio for the three months ended March 31, 2021.
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
MFFO excludes non-recurring impairment of real estate-related investments. We assess the credit quality of our investments and adequacy of reserves/impairment on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. With respect to debt investments, we consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based on discounting expected future cash flow of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the consolidated balance sheet date. If the estimated fair value of the underlying collateral for the debt investment is less than its net carrying value, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. With respect to a real estate investment, a property’s value is considered impaired if a triggering event is identified and our estimate of the aggregate future undiscounted cash flow to be generated by the property is less than the carrying value of the property. The value of our investments may be impaired and their carrying values may not be recoverable due to our limited life. Investors should note that while impairment charges are excluded from the calculation of MFFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flow and the relatively limited term of a non-traded REIT’s anticipated operations, it could be difficult to recover any impairment charges through operational net revenues or cash flow prior to any liquidity event.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(12,936)	$(10,463)
Adjustments:
Depreciation and amortization	9,923	15,387
Depreciation and amortization related to non-controlling interests	(72)	(145)
Depreciation and amortization related to unconsolidated ventures	7,170	7,808
Realized (gain) loss from sales of property	(29)	(7,528)
Realized gain (loss) from sales of property related to non-controlling interests	1	226
Realized (gain) loss from sales of property related to unconsolidated ventures	(2,311)	(6,522)
Impairment losses of depreciable real estate	—	786
Impairment losses of depreciable real estate held by unconsolidated ventures	20	—
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$1,766	$(451)
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$1,766	$(451)
Adjustments:
Transaction costs	—	54
Straight-line rental (income) loss	—	7,639
Amortization of premiums, discounts and fees on investments and borrowings	969	1,152
Realized (gain) loss on investments and other	(558)	13
Adjustments related to unconsolidated ventures(1)	3,664	7,758
Adjustments related to non-controlling interests	7	(14)
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$5,848	$16,151
_______________________________________
(1)Primarily represents our proportionate share of liability extinguishment gains, loan loss reserves, transaction costs and amortization of above/below market debt adjustments, straight-line rent adjustments, debt extinguishment losses and deferred financing costs, incurred through our investments in unconsolidated ventures.
Liquidity and Capital Resources
Our current principal liquidity needs are to fund: (i) operating expenses, including corporate general and administrative expenses; (ii) principal and interest payments on our borrowings and other commitments; and (iii) capital expenditures, including capital calls in connection with our unconsolidated joint venture investments.
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
We generated significant liquidity in 2021 from proceeds from asset sales and other realization events. As a result, on April 20, 2022, our board of directors declared the Special Distribution of $0.50 per share for each stockholder of record on May 2, 2022. The Special Distribution paid in cash on or around May 5, 2022 totaled $97.0 million. While we do not anticipate recurring dividends in the near future, in light of the cash flow generated by our investments as compared to our capital expenditure needs and debt service obligations, our board of directors will evaluate special distributions in connection with asset sales and other realizations of our investments on a case-by-case basis based on, among other factors, current and projected liquidity needs, opportunities for investment in our assets (such as capital expenditure and de-levering opportunities) and other strategic initiatives.
As of May 12, 2022, we had approximately $107.1 million of unrestricted cash and currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months.
Cash From Operations

We primarily generate cash flow from operations through net operating income from our operating properties and rental income from our net lease properties. In addition, we received distributions from our investments in unconsolidated ventures, which are classified as cash flows from investing activities on our consolidated statements of cash flows. Net cash used in operating activities was $10.8 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, debt service payments, which include principal amortization, on our borrowings exceeded our cash flow from operations. We have utilized cash reserves generated from asset realizations to fund debt service payments, which is expected to continue until occupancy and revenues of our direct investments improve from current levels.
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
The operator of our Arbors net lease portfolio has been impacted by the same COVID-19 factors discussed above, which has and will continue to affect its ability and willingness to pay rent. As of May 12, 2022, the operator continues to make partial rental payments based on availability of cash and liquidity and has not satisfied full contractual rent obligations. The operator has applied for and benefited from federal relief assistance, however, the operator’s ability to pay rent in the future is currently unknown. Numerous state, local, federal and industry-initiated efforts have also affected or may affect the landlord and its ability to collect rent and/or enforce remedies for the failure to pay rent.
We have significant joint ventures and may not be able to control the timing of distributions, if any, from these investments. As of March 31, 2022, our unconsolidated joint ventures and consolidated joint ventures represented 37.9% and 12.8%, respectively, of our total real estate equity investments, based on cost. Our unconsolidated joint ventures, which have been similarly impacted by COVID-19 as our direct investments, may continue to limit distributions to preserve liquidity.
Borrowings
We use asset-level financing as part of our investment strategy to leverage our investments while managing refinancing and interest rate risk. We typically finance our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing. In addition, our Sponsor has made available our Sponsor Line to provide additional short-term liquidity as needed.
We are required to make recurring principal and interest payments on our borrowings. As of March 31, 2022, we had $939.6 million of consolidated asset-level borrowings outstanding and paid $13.3 million in recurring principal and interest payments on borrowings during the three months ended March 31, 2022. Our unconsolidated joint ventures also have significant asset level borrowings, which may require capital to be funded if favorable refinancing is not obtained.
During the three months ended March 31, 2022, the operator for the Arbors portfolio failed to remit contractual rent and satisfy other conditions under its leases, which resulted in defaults under the operator’s leases, and in turn, resulted in a non-monetary default under the mortgage notes collateralized by the properties as of March 31, 2022. We have remitted contractual debt service and are in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
As the impact of COVID-19 continues to influence our investments’ performance, we may experience defaults in the future and it may have a negative impact on our ability to service or refinance our borrowings.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of March 31, 2022, our leverage was 53.7% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of March 31, 2022, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 59.5%.
For additional information regarding our borrowings, including principal repayments, timing of maturities and loans currently in default, refer to Note 5, “Borrowings” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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
Realization and Disposition of Investments
We will actively pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return, improve our liquidity position and generate value for shareholders. We have made significant investments through both consolidated and unconsolidated joint ventures with third parties. We may share decision-making authority for these joint ventures that could prevent us from selling properties or our interest in the joint venture. In May 2022, we received a distribution totaling $16.0 million from the sale of 12 properties within our Espresso joint venture.
Further, as the impact of COVID-19 continues to influence the property’s performance, it may have a negative impact on our ability to generate desired returns on dispositions.
Distributions
To continue to qualify as a REIT, we are required to distribute annually dividends equal to at least 90% of our taxable income, subject to certain adjustments, to stockholders. We have generated net operating losses for tax purposes and, accordingly, are currently not required to make distributions to our stockholders to qualify as a REIT. Refer to “—Distributions Declared and Paid” for further information regarding our distributions.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
Cash flows provided by (used in):	2022	2021	2022 vs. 2021 Change
Operating activities	$(10,843)	$(6,660)	$(4,183)
Investing activities	4,716	44,675	(39,959)
Financing activities	(4,297)	(20,343)	16,046
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,424)	$17,672	$(28,096)
Operating Activities
Net cash used in operating activities totaled $10.8 million for the three months ended March 31, 2022, as compared to $6.7 million net cash used in operating activities for the three months ended March 31, 2021. The change in cash flow from operating activities was a result of portfolio sales during the year ended December 31, 2021, which resulted in lower rent and resident fees collected during the three months ended March 31, 2022.
Investing Activities
Our cash flows from investing activities are primarily proceeds from investment dispositions, net of any capital expenditures. Net cash provided by investing activities was $4.7 million for the three months ended March 31, 2022 as compared to $44.7 million for the three months ended March 31, 2021. Cash flows provided by investing activities for the three months ended March 31, 2022 were from distributions received from our unconsolidated investments. Cash inflows were used to fund recurring capital expenditures for existing investments and for general operations. Cash flows provided by investing activities for the three months ended March 31, 2021 were from collections of outstanding principal on our real estate debt investment and proceeds from the sale of a property within our Aqua portfolio.
The following table presents cash used for capital expenditures, excluding our unconsolidated ventures (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	2022 vs. 2021 Change
Capital Expenditures	$2,337	$2,416	$(79)
Financing Activities
Cash flows used in financing activities was $4.3 million for the three months ended March 31, 2022 compared to $20.3 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, net cash flows used in financing activities were primarily continued principal amortization on our mortgage notes. Cash flows used in financing activities during the three months ended March 31, 2021, represented principal amortization and the repayment of the mortgage note payable that was collateralized by the property sold within our Aqua portfolio.
Off-Balance Sheet Arrangements
As of March 31, 2022, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Distributions Declared and Paid
Since inception of our first investment, through March 31, 2022, we declared $433.8 million in distributions and generated cumulative FFO of $133.6 million. From the date of our first investment on April 5, 2013 through December 31, 2017, we declared an annualized distribution amount of $0.675 per share of our common stock. From January 1, 2018 through January 31, 2019, we declared an annualized distribution amount of $0.3375 per share of our common stock. Effective February 1, 2019, our board of directors suspended recurring distributions in order to preserve capital and liquidity. On April 20, 2022, our board of directors declared a Special Distribution of $0.50 per share, for each stockholder of record on May 2, 2022. The Special Distribution paid in cash on or around May 5, 2022 totaled $97.0 million. While we do not anticipate recurring dividends in the near future, in light of the cash flow generated by our investments as compared to our capital expenditure needs and debt service obligations, our board of directors will evaluate special distributions in connection with asset sales and other realizations of our investments on a case-by-case basis based on, among other factors, current and projected liquidity needs, opportunities for investment in our assets (such as capital expenditure and de-levering opportunities) and other strategic initiatives.
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
Fees to Advisor
Asset Management Fee
Effective January 1, 2018, our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by our board of directors in connection with a sale, transfer or other disposition of a substantial portion of our assets. Effective July 1, 2021, the asset management fee is paid entirely in shares of our common stock at a price per share equal to the most recently published net asset value per share, and effective January 1, 2022, the fee is reduced if our corporate cash balances exceed $75.0 million, subject to the terms and conditions set forth in the advisory agreement.
Incentive Fee
Our Advisor is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through March 31, 2022, our Advisor has not received any incentive fees.
Acquisition Fee
Effective January 1, 2018, our Advisor no longer receives an acquisition fee in connection with our acquisitions of real estate properties or debt investments.
Disposition Fee
Effective June 30, 2020, our Advisor no longer has the potential to receive a disposition fee in connection with the sale of real estate properties or debt investments.
Reimbursements to Advisor
Operating Costs
Our Advisor is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Our Advisor allocates, in good faith, indirect costs to us related to our Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor. The indirect costs include our allocable share of our Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to our executive officers (although there may be reimbursement for certain executive officers of our Advisor) and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. Our Advisor allocates these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including our independent directors. Our Advisor updates our board of directors on a quarterly basis of any material changes to the expense allocation and provides a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation, or the 2%/25% Guidelines, for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period. As of March 31, 2022, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to our Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2021	Three Months Ended March 31, 2022		Due to Related Party as of March 31, 2022 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management fees-related party	$937	$2,647	$(2,729)	$855
Reimbursements to Advisor Entities
Operating costs	General and administrative expenses	6,401	3,286	(6,401)	3,286
Total		$7,338	$5,933	$(9,130)	$4,141
Pursuant to our advisory agreement, for the three months ended March 31, 2022, we issued 0.7 million shares totaling $2.7 million based on the estimated value per share on the date of each issuance, to an affiliate of our Advisor as part of its asset management fee. As of March 31, 2022, our Advisor, our Sponsor and their affiliates owned a total of 8.1 million shares, or $31.7 million of our common stock based on our most recent estimated value per share. As of March 31, 2022, our Advisor, our Sponsor and their affiliates owned 4.2% of the total outstanding shares of our common stock.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who owns 80.0%, and us, who owns 20.0%. For the three months ended March 31, 2022, we recognized property management fee expense of $1.3 million paid to Solstice related to the Winterfell portfolio.
The below table indicates our investments for which our Sponsor is also an equity partner in the joint venture. Each investment was approved by our board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	NRF and Partner/ Formation Capital, LLC	May 2014	5.6%
Diversified US/UK	NRF and Partner	December 2014	14.3%
Line of Credit - Related Party
In October 2017, we obtained our Sponsor Line, which was approved by our board of directors, including all of our independent directors. In April 2020, we borrowed $35.0 million under the Sponsor Line to improve our liquidity position in response to the COVID-19 pandemic. In July 2021, we repaid, in full, the $35.0 million outstanding borrowing and as of March 31, 2022, we had no outstanding borrowings under our Sponsor Line. Our Sponsor Line has a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR and has a maturity date of February 2024.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of March 31, 2022, 14.0% of our total borrowings were floating-rate liabilities, which are related to mortgage notes payable of our direct operating investments.

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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of March 31, 2022, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.3 million annually.
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
Risk Concentration
The following table presents the operators and managers of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

	As of March 31, 2022		Three Months Ended March 31, 2022
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	4,000	$26,068	60.2%
Watermark Retirement Communities	14	1,753	11,028	25.4%
Avamere Health Services	5	453	4,771	11.0%
Integral Senior Living	1	44	1,198	2.8%
Arcadia Management(4)	4	572	249	0.6%
Other(5)	—	—	18	—%
Total	56	6,822	$43,332	100.0%
_______________________________________
(1)Represents rooms for ALFs and ILFs and beds for MCFs and SNFs, based on predominant type.
(2)Includes rental income received from our net lease properties, as well as rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from our ALFs and MCFs, which includes resident room and care charges, ancillary fees and other resident service charges.
(3)Solstice is a joint venture of which affiliates of ISL own 80%.
(4)During the three months ended March 31, 2022, we recorded rental income to the extent rental payments were received.
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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 18, 2022, except as noted below.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. From February 2019 through March 2022, we did not declare any distributions.
We may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, our book value may be negatively impacted and stockholders’ overall return may be reduced. In May 2022, we paid a special distribution, which totaled $97.0 million, from sources other than our cash flow provided by operations.
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
For the three months ended March 31, 2022, we have not repurchased any shares of our common stock.
Unregistered Sales of Equity Securities
On January 31, 2022 and February 28, 2022 we issued 239,769 shares of common stock at $3.91 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. On March 31, 2022 we issued 218,311 shares of common stock at $3.91 per share to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
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
10.1
Amendment No. 4 to Advisory Agreement dated as of February 28, 2022 by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Income Operating Partnership, LP, CNI NSHC Advisors, LLC, DigitalBridge Group, Inc. and NRF Holdco, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 4, 2022 and incorporated herein by reference)

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

NorthStar Healthcare Income, Inc.
Date:	May 13, 2022	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ PAUL V. VARISANO
			Name:	Paul V. Varisano
			Title:	Chief Financial Officer and Treasurer