Form 10-Q
period 2022-06-30
NorthStar Healthcare Income, Inc.
filed 2022-08-12
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The Company has one class of common stock, $0.01 par value per share, 194,666,180 shares outstanding as of August 11, 2022.

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

PART I—Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$105,431	$200,473
Restricted cash	11,646	10,465
Operating real estate, net	952,009	972,599
Investments in unconsolidated ventures	208,030	212,309
Receivables, net	3,757	3,666
Intangible assets, net	2,421	2,590
Other assets	7,248	10,771
Total assets(1)	$1,290,542	$1,412,873

Liabilities
Mortgage and other notes payable, net	$919,525	$929,811
Due to related party	3,769	7,338
Escrow deposits payable	1,113	1,171
Accounts payable and accrued expenses	17,472	24,671
Other liabilities	2,854	3,064
Total liabilities(1)	944,733	966,055
Commitments and contingencies (Note 12)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 194,456,480 and 193,120,940 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,945	1,930
Additional paid-in capital	1,725,976	1,720,719
Retained earnings (accumulated deficit)	(1,380,869)	(1,277,688)
Accumulated other comprehensive income (loss)	(3,424)	(486)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	343,628	444,475
Non-controlling interests	2,181	2,343
Total equity	345,809	446,818
Total liabilities and equity	$1,290,542	$1,412,873
_______________________________________
(1)Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which NorthStar Healthcare Income, Inc. (together with its consolidated subsidiaries, the “Company”) is the sole general partner and owns approximately 99.99%. As of June 30, 2022, the Operating Partnership includes $227.7 million and $179.2 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Property and other revenues
Resident fee income	$10,958	$28,254	$21,713	$56,536
Rental income	34,277	35,612	66,836	64,663
Other revenue	139	41	157	42
Total property and other revenues	45,374	63,907	88,706	121,241
Interest income
Interest income on debt investments	—	1,387	—	3,600
Expenses
Property operating expenses	33,230	45,101	66,124	90,719
Interest expense	10,554	15,962	20,863	31,987
Transaction costs	—	—	—	54
Asset management fees - related party	2,457	2,769	5,104	5,538
General and administrative expenses	3,755	3,079	7,441	6,112
Depreciation and amortization	9,540	15,557	19,463	30,944
Impairment loss	13,002	—	13,002	786
Total expenses	72,538	82,468	131,997	166,140
Other income (loss)
Other income, net	5	(468)	77	6,892
Realized gain (loss) on investments and other	(252)	(111)	335	7,404
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(27,411)	(17,753)	(42,879)	(27,003)
Equity in earnings (losses) of unconsolidated ventures	34,053	10,766	36,555	9,876
Income tax expense	(15)	(11)	(30)	(26)
Net income (loss)	6,627	(6,998)	(6,354)	(17,153)
Net (income) loss attributable to non-controlling interests	180	135	225	(173)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$6,807	$(6,863)	$(6,129)	$(17,326)
Net income (loss) per share of common stock, basic/diluted(1)	$0.04	$(0.04)	$(0.03)	$(0.09)
Weighted average number of shares of common stock outstanding, basic/diluted(1)	194,044,709	191,273,318	193,708,466	190,953,795
Distributions declared per share of common stock	$0.50	$—	$0.50	$—
_______________________________________
(1)     The Company issued 49,872 and 66,840 restricted stock units in June 2022 and 2021, respectively. The impact of the restricted stock units on the diluted earnings per share calculation is de minimis for the three and six months ended June 30, 2022 and 2021.

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$6,627	$(6,998)	$(6,354)	$(17,153)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(2,370)	(108)	(2,938)	(582)
Total other comprehensive income (loss)	(2,370)	(108)	(2,938)	(582)
Comprehensive income (loss)	4,257	(7,106)	(9,292)	(17,735)
Comprehensive (income) loss attributable to non-controlling interests	180	135	225	(173)
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$4,437	$(6,971)	$(9,067)	$(17,908)

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	193,121	$1,930	$1,720,719	$(1,277,688)	$(486)	$444,475	$2,343	$446,818
Share-based payment of advisor asset management fees	698	7	2,722	—	—	2,729	—	2,729
Amortization of equity-based compensation	—	—	15	—	—	15	—	15
Non-controlling interests - contributions	—	—	—	—	—	—	64	64
Non-controlling interests - distributions	—	—	—	—	—	—	(53)	(53)
Other comprehensive income (loss)	—	—	—	—	(568)	(568)	—	(568)
Net income (loss)	—	—	—	(12,936)	—	(12,936)	(45)	(12,981)
Balance as of March 31, 2022 (Unaudited)	193,819	$1,937	$1,723,456	$(1,290,624)	$(1,054)	$433,715	$2,309	$436,024
Share-based payment of advisor asset management fees	637	8	2,507	—	—	2,515	—	2,515
Amortization of equity-based compensation	—	—	13	—	—	13	—	13
Non-controlling interests - contributions	—	—	—	—	—	—	113	113
Non-controlling interests - distributions	—	—	—	—	—	—	(61)	(61)
Distributions declared	—	—	—	(97,052)	—	(97,052)	—	(97,052)
Other comprehensive income (loss)	—	—	—	—	(2,370)	(2,370)	—	(2,370)
Net income (loss)	—	—	—	6,807	—	6,807	(180)	6,627
Balance as of June 30, 2022 (Unaudited)	194,456	$1,945	$1,725,976	$(1,380,869)	$(3,424)	$343,628	$2,181	$345,809

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(6,354)	$(17,153)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	(36,555)	(9,876)
Depreciation and amortization	19,463	30,944
Impairment loss	13,002	786
Amortization of below market debt	1,614	1,575
Straight-line rental (income) loss, net	—	7,085
Amortization of discount/accretion of premium on investments	—	(243)
Amortization of deferred financing costs	312	932
Amortization of equity-based compensation	93	119
Paid-in-kind interest on real estate debt investment	—	(194)
Realized (gain) loss on investments and other	(335)	(7,404)
Change in allowance for uncollectible accounts	186	(845)
Issuance of common stock as payment for asset management fees	5,104	5,000
Changes in assets and liabilities:
Receivables	(277)	1,512
Other assets	3,838	(4,727)
Due to related party	(3,432)	(4,624)
Escrow deposits payable	(58)	341
Accounts payable and accrued expenses	(8,735)	(6,210)
Other liabilities	32	169
Net cash (used in) provided by operating activities	(12,102)	(2,813)
Cash flows from investing activities:
Capital expenditures for operating real estate	(10,660)	(10,093)
Sales of operating real estate	—	28,078
Repayment of real estate debt investment	—	46,631
Investments in unconsolidated ventures	—	(250)
Distributions from unconsolidated ventures	38,140	3,029
Real estate debt investment modification fee	—	559
Net cash provided by (used in) investing activities	27,480	67,954
Cash flows from financing activities:
Borrowings from mortgage notes	—	26,000
Repayments of mortgage notes	(12,012)	(53,361)
Payment of deferred financing costs	—	(708)
Payments under finance leases	(272)	(295)
Distributions paid on common stock	(97,018)	—
Contributions from non-controlling interests	177	386
Distributions to non-controlling interests	(114)	(383)
Net cash (used in) provided by financing activities	(109,239)	(28,361)
Net increase (decrease) in cash, cash equivalents and restricted cash	(93,861)	36,780
Cash, cash equivalents and restricted cash-beginning of period	210,938	93,570
Cash, cash equivalents and restricted cash-end of period	$117,077	$130,350

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,725	53,140
Cash paid for income taxes	23	10
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$1,047	$561
Distribution payable	34	—

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC (the “Prior Advisor”) and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), each an affiliate of the Sponsor. The Prior Advisor invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of June 30, 2022 and December 31, 2021. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of June 30, 2022, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
The Company is externally managed and has no employees. On February 28, 2022, the Company’s former Sponsor, DigitalBridge Group, Inc. (NYSE: DBRG) (the “Former Sponsor”), completed the previously announced disposition of its wellness infrastructure platform (the “Sponsor Transaction”). Following completion of the Sponsor Transaction, NRF Holdco, LLC (“NRF” or the “New Sponsor”) (and together with the Former Sponsor, the Sponsor as the context requires), owns the Company’s advisor, CNI NSHC Advisors, LLC (the “Advisor”), as well as its own diversified portfolio of medical office buildings, senior housing facilities, skilled nursing facilities and specialty hospitals. NRF is wholly owned by CWP Bidco LP, an entity affiliated with Highgate, a privately held real estate investment and hospitality management company, and Aurora Health Network LLC, a privately held healthcare-focused investment firm. In addition, upon completion of the Sponsor Transaction, employees of the Former Sponsor focused on the wellness infrastructure platform became employees of the New Sponsor. The Advisor, now a subsidiary of the New Sponsor, continues to manage the Company’s day-to-day operations pursuant to an advisory agreement.
From inception through June 30, 2022, the Company raised $2.0 billion in total gross proceeds from the sale of shares of common stock in its continuous, public offerings (the “Offering”), including $232.6 million pursuant to its distribution reinvestment plan (the “DRP”).
Impact of COVID-19
The world continues to experience the broad effects of the coronavirus 2019 (“COVID-19”) pandemic. The Company's healthcare real estate business and investments have been challenged by suboptimal occupancy levels, lower labor force participation rates, which has driven increased labor costs, and inflationary pressures on other operating expenses.
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
As of June 30, 2022, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of June 30, 2022 is $215.3 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of June 30, 2022 is $174.4 million, collateralized by the real estate assets of the related consolidated VIEs.
Unconsolidated VIEs
As of June 30, 2022, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $208.0 million. The Company’s maximum exposure to loss as of June 30, 2022 would not exceed the carrying value of its investment in the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of June 30, 2022. The Company did not provide financial support to its unconsolidated VIEs during the six months ended June 30, 2022. As of June 30, 2022, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions. Any estimates of the effects of COVID-19 pandemic, inflation, rising interest rates, risk of recession and other economic conditions as reflected and/or discussed in these financial statements are based upon the Company's best estimates using information known to the Company as of the date of this Quarterly Report on Form 10-Q. Such estimates may change and the impact of which could be material.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	June 30, 2022 (Unaudited)	December 31, 2021
Cash and cash equivalents	$105,431	$200,473
Restricted cash	11,646	10,465
Total cash, cash equivalents and restricted cash	$117,077	$210,938
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment which are included in operating real estate, net on the Company’s consolidated balance sheets. As of June 30, 2022, furniture, fixtures and equipment under finance leases totaled $2.5 million. The leased equipment is amortized on a straight-line basis. For the six months ended June 30, 2022 and 2021, payments for finance leases totaled $0.3 million, including assets that were disposed of through portfolio sales.
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

July 1 through December 31, 2022	$202
Years Ending December 31:
2023	93
2024	60
2025	29
2026	24
Thereafter	28
Total minimum lease payments	$436
Less: Amount representing interest	(33)
Present value of minimum lease payments	$403
The weighted average interest rate related to the finance lease obligations is 6.7% with a weighted average lease term of 2.7 years.
As of June 30, 2022, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
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
Identified intangible assets are recorded in intangible assets, net on the consolidated balance sheets. Intangible assets relate to the Company’s in-place lease values for the Company’s four triple net lease properties. The following table presents intangible assets, net (dollars in thousands):

	June 30, 2022 (Unaudited)	December 31, 2021
In-place lease value	$120,149	$120,149
Less: Accumulated amortization	(117,728)	(117,559)
Intangible assets, net	$2,421	$2,590
The Company recorded $0.1 million and $0.2 million of amortization expense for in-place leases for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, amortization expense for in-place leases and deferred costs was $0.5 million and $0.9 million, respectively.
The following table presents future amortization of in-place lease value (dollars in thousands):

July 1 through December 31, 2022	$169
Years Ending December 31:
2023	337
2024	337
2025	337
2026	337
Thereafter	904
Total	$2,421
Revenue Recognition
Operating Real Estate
Rental income from operating real estate is derived from leasing of space to healthcare operators, including rent received from the Company’s net lease properties and rent, ancillary service fees and other related revenue earned from ILF residents. Rental income recognition commences when the operator takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for rentals and expense reimbursements to be paid in monthly installments. Rental income from leases, which includes community and move-in fees, is recognized over the term of the respective leases. ILF resident agreements are generally short-term in nature and may allow for termination with 30 days’ notice.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The operator of the Company’s remaining four net lease properties failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the future. For the six months ended June 30, 2022, the Company recorded rental income to the extent rental payments were received.
For the six months ended June 30, 2022 and 2021, total property and other revenue includes variable lease revenue of $7.1 million and $6.7 million, respectively. Variable lease revenue includes ancillary services provided to operator/residents, as well as non-recurring services and fees at the Company’s operating facilities.
The Company did not receive or recognize any grant income from the Provider Relief Fund administered by the U.S. Department of Health and Human Services during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company recognized $7.4 million of grant income. The grant income is classified as other income, net in the consolidated statements of operations. These grants are intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Provided that the Company attests to and complies with certain terms and conditions of the grants, the Company will not be required to repay these grants in the future.
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
Impairment on Operating Real Estate and Investments in Unconsolidated Ventures
At this time, it is difficult for the Company to assess and estimate the future economic effects of the COVID-19 pandemic, inflation, rising interest rates, risk of recession and other economic conditions with any meaningful precision. The future economic effects will depend on many factors beyond the Company’s control and knowledge. The resulting effect on impairment of the Company's real estate held for investment and held for sale and investments in unconsolidated ventures may materially differ from the Company's current expectations and further impairment charges may be recorded in future periods.
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
The Company considered the potential impact of the COVID-19 pandemic, inflation, rising interest rates, risk of recession and other economic conditions on the future net operating income of its healthcare real estate held for investment as an indicator of impairment. Fair values were estimated based upon the income capitalization approach, using net operating income for each property and applying indicative capitalization rates.
During the six months ended June 30, 2022, the Company recorded impairment losses on its operating real estate totaling $13.0 million. The Company recorded impairment losses of $8.5 million and $3.9 million for facilities in its Winterfell and Rochester portfolios, respectively, as a result of declining operating margins and lower projected future cash flows. In addition, the Company recorded impairment losses totaling $0.6 million for property damage sustained by facilities in its Winterfell portfolio. During the six months ended June 30, 2021, the Company recorded impairment losses totaling $0.8 million on its Smyrna net lease property, which was sold in May 2021.

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
During the six months ended June 30, 2022, the Company did not impair any of its investments in unconsolidated ventures, however, the underlying joint ventures recorded impairments and reserves on properties in their respective portfolios, which the Company recognized through equity in earnings (losses), of which the Company’s proportionate share was de minimis. During the six months ended June 30, 2021, the Company did not impair any of its investments in unconsolidated ventures, nor did the underlying joint ventures record any impairments or reserves on properties in their respective portfolios.
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
As of June 30, 2022, the Company has not recorded an allowance for credit losses on its receivables.
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
Certain subsidiaries of the Company are subject to taxation by federal and state authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of June 30, 2022 totaled $13.9 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $15,000 and $30,000 for the three and six months ended June 30, 2022, respectively. The Company recorded an income tax expense of approximately $11,000 and $26,000 for the three and six months ended June 30, 2021, respectively.
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
As of June 30, 2022 and December 31, 2021, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which are reflected as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	June 30, 2022 (Unaudited)	December 31, 2021
Land	$121,518	$121,518
Land improvements	18,027	17,798
Buildings and improvements	961,506	965,630
Tenant improvements	251	—
Construction in progress	7,842	8,141
Furniture, fixtures and equipment	87,461	84,813
Subtotal	$1,196,605	$1,197,900
Less: Accumulated depreciation	(244,596)	(225,301)
Operating real estate, net	$952,009	$972,599
For the three and six months ended June 30, 2022, depreciation expense was $9.5 million and $19.3 million, respectively. For the three and six months ended June 30, 2021, depreciation expense was $15.1 million and $30.0 million, respectively.
Within the table above, buildings and improvements have been reduced by accumulated impairment losses of $162.7 million and $149.7 million as of June 30, 2022 and December 31, 2021, respectively. Impairment loss, as presented on the consolidated statements of operations, totaled $13.0 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
4. Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following table presents the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value(1)
Portfolio	Acquisition Date	Ownership	June 30, 2022 (Unaudited)	December 31, 2021
Trilogy	Dec-2015	23.2%	$126,469	$126,366
Diversified US/UK	Dec-2014	14.3%	74,447	80,766
Eclipse	May-2014	5.6%	3,640	4,856
Espresso(2)	Jul-2015	36.7%	3,212	—
Subtotal			$207,768	$211,988
Solstice(3)	Jul-2017	20.0%	262	321
Total			$208,030	$212,309
_______________________________________
(1)Includes $1.3 million, $13.4 million and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Diversified US/UK, and Trilogy joint ventures, respectively.
(2)As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its investment in Espresso was reduced to zero in the fourth quarter of 2018. The Company recognized its proportionate share of earnings and losses of the Espresso joint venture through the carrying value of its mezzanine loan debt investment, which was originated to a subsidiary of the Espresso joint venture, through the time of its repayment in August 2021. During the six months ended June 30, 2022, the Espresso joint venture recognized gains on sub-portfolio sales, which increased the Company’s carrying value in its investment as of June 30, 2022.
(3)Represents investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the results of the Company’s investment in unconsolidated ventures (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Trilogy	$2,678	$2,299	$(325)	$—	$4,705	$4,600	$(3,602)	$—
Diversified US/UK	(301)	—	641	1,431	(1,449)	1,932	(2,057)	2,290
Eclipse	(301)	—	4,073	—	(596)	620	3,933	—
Espresso(1)	31,999	28,788	5,686	—	33,953	30,988	10,943	—
Envoy	—	—	740	739	—	—	740	739
Subtotal	$34,075	$31,087	$10,815	$2,170	$36,613	$38,140	$9,957	$3,029
Solstice	(22)	—	(49)	—	(58)	—	(81)	—
Total	$34,053	$31,087	$10,766	$2,170	$36,555	$38,140	$9,876	$3,029
_______________________________________
(1)During the three and six months ended June 30, 2022, the Espresso joint venture recognized net gains related to sub-portfolio sales, of which the Company’s proportionate share totaled $31.2 million and $32.0 million, respectively. The Company was distributed its proportionate share of the net proceeds generated from the sales totaling $27.4 million.
Summarized Financial Data
The following table presents the combined balance sheets as of June 30, 2022 and December 31, 2021 and combined statements of operations for the three and six months ended June 30, 2022 and 2021 of the Diversified US/UK and Trilogy unconsolidated ventures (dollars in thousands):

	June 30, 2022 (Unaudited)	December 31, 2021		Three Months Ended June 30,		Six Months Ended June 30,
				2022	2021	2022	2021
Assets
Operating real estate, net	$3,377,455	$3,417,133	Total revenues	$356,314	$327,405	$709,268	$614,520
Other assets	901,916	943,087	Net income (loss)	$9,442	$3,098	$10,153	$(29,872)
Total assets	$4,279,371	$4,360,220

Liabilities and equity
Total liabilities	$3,307,708	$3,344,710
Equity	971,663	1,015,510
Total liabilities and equity	$4,279,371	$4,360,220

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. Borrowings
The following table presents the Company’s mortgage and other notes payable (dollars in thousands):

				June 30, 2022 (Unaudited)		December 31, 2021
	Recourse vs. Non-Recourse	Initial Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Watermark Aqua Portfolio
Frisco, TX(3)	Non-recourse	Feb 2026	3.0%	26,000	25,495	26,000	25,431
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,467	18,226	18,661	18,388
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	18,562	18,509	18,911	18,853
Rochester, NY(4)	Non-recourse	Aug 2027	LIBOR + 2.34%	101,224	100,555	101,224	100,495
Rochester, NY(5)	Non-recourse	Aug 2023	LIBOR + 2.90%	11,638	11,635	11,732	11,716
Arbors Portfolio(6)
Various locations	Non-recourse	Feb 2025	3.99%	84,401	83,930	85,369	84,799
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun 2025	4.17%	602,639	592,905	608,810	597,460
Avamere Portfolio(8)
Various locations	Non-recourse	Feb 2027	4.66%	68,621	68,270	69,144	68,755
Subtotal mortgage notes payable, net				$931,552	$919,525	$939,851	$925,897
Other notes payable
Oak Cottage
Santa Barbara, CA(9)	Non-recourse	Repaid	6.00%	$—	$—	$3,914	$3,914
Subtotal other notes payable, net				$—	$—	$3,914	$3,914
Total mortgage and other notes payable, net				$931,552	$919,525	$943,765	$929,811
_______________________________________
(1)Floating-rate borrowings total $131.3 million of principal outstanding and reference one-month LIBOR.
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
(5)In July 2022, the Company extended the initial maturity date one additional year from August 2022 to August 2023. Refer to Note 13, “Subsequent Events” for additional information regarding the extension.
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
(9)In June 2022, the Company repaid the outstanding financing on the Oak Cottage portfolio at a discounted payoff of $3.7 million.
The following table presents future scheduled principal payments on mortgage and other notes payable based on initial maturity (dollars in thousands):

July 1 through December 31, 2022	$9,449
Years Ending December 31:
2023	31,032
2024	20,406
2025	670,302
2026	46,964
Thereafter	153,399
Total	$931,552

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of June 30, 2022, the operator for the Arbors portfolio failed to remit contractual rent and comply with other contractual terms of its lease agreements, which resulted in defaults under the operator’s leases, which in turn, resulted in a non-monetary default under the mortgage notes collateralized by the properties. During the six months ended June 30, 2022, the Company remitted contractual debt service and is in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
As of June 30, 2022, a property within the Rochester portfolio did not satisfy the financial covenants under its mortgage note. The financial covenant requirements have been waived by the lender through December 31, 2022. During the six months ended June 30, 2022, the Company remitted contractual debt service and is in compliance with the other contractual terms under the mortgage note. As of June 30, 2022, the mortgage note payable had an outstanding principal balance of $18.6 million, which matures in February 2025. The mortgage note payable is not cross collateralized by the other properties in the Rochester portfolio.
Line of Credit - Related Party
In October 2017, the Company obtained a revolving line of credit from an affiliate of the Sponsor (the “Sponsor Line”). As of June 30, 2022, the Sponsor Line has a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR. In connection with the Sponsor Transaction, in February 2022, the maturity date was extended through February 2024. If the Company terminates its advisory agreement with the Advisor, it will no longer have access to the Sponsor Line. Upon termination of the advisory agreement for any reason, amounts drawn under the Sponsor Line, if any, would become immediately due. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Sponsor Line.
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
Incentive Fee
The Advisor is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through June 30, 2022, the Advisor has not received any incentive fees from the Company.

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
Reimbursements to Advisor
Operating Costs
The Advisor is entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocates, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs include the Company’s allocable share of the Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to executive officers (although there may be reimbursement for certain executive officers of the Advisor) and other personnel involved in activities for which the Advisor receives an acquisition fee or a disposition fee. The Advisor allocates these costs to the Company relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor updates the board of directors on a quarterly basis of any material changes to the expense allocation and provides a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. The Company reimburses the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company calculates the expense reimbursement quarterly based upon the trailing twelve-month period. As of June 30, 2022, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2021	Six Months Ended June 30, 2022		Due to Related Party as of June 30, 2022 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management fees-related party	$937	$5,104	$(5,244)	$797
Reimbursements to Advisor Entities
Operating costs	General and administrative expenses	6,401	6,256	(9,685)	2,972
Total		$7,338	$11,360	$(14,929)	$3,769
Pursuant to the advisory agreement, for the six months ended June 30, 2022, the Company issued 1.3 million shares totaling $5.2 million, based on the estimated value per share on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee. As of June 30, 2022, the Advisor, the Sponsor and their affiliates owned a total of 8.7 million shares, or $34.2 million of the Company’s common stock based on the Company’s most recent estimated value per share. As of June 30, 2022, the Advisor, the Sponsor and their affiliates owned 4.5% of the total outstanding shares of the Company’s common stock.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the six months ended June 30, 2022, the Company recognized property management fee expense of $2.7 million paid to Solstice related to the Winterfell portfolio.
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
Pursuant to the Plan, as of June 30, 2022, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 116,712 restricted stock units totaling $1.3 million and $0.5 million, respectively, based on the share price on the date of each grant.
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
The Company recognized equity-based compensation expense of $45,667 and $73,208 for the three months ended June 30, 2022 and 2021, respectively, and $93,167 and $118,833 for the six months ended June 30, 2022 and 2021, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted common stock and restricted stock units totaled $325,000 and $223,167 as of June 30, 2022 and December 31, 2021, respectively. The Company had 4,800 shares of restricted common stock that were unvested as of December 31, 2021 and have fully vested as of June 30, 2022. Unvested restricted stock units totaled 83,292 and 50,130 as of June 30, 2022 and December 31, 2021, respectively.
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
No selling commissions or dealer manager fees were paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. In April 2022, the Company’s board of directors elected to suspend the DRP, effective April 30, 2022. As a result, all future distributions, if any, will be paid in cash.
Since inception, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP. For the six months ended June 30, 2022, the Company has not issued shares of common stock pursuant to the DRP.
Distributions
Effective February 1, 2019, the Company’s board of directors determined to suspend recurring distributions in order to preserve capital and liquidity.
On April 20, 2022, the Company’s board of directors declared a special distribution of $0.50 per share (the “Special Distribution”) for each stockholder of record on May 2, 2022 totaling $97.1 million. On or around May 5, 2022, $97.0 million of the Special Distribution was paid in cash and an outstanding distribution payable as of June 30, 2022 is attributable to restricted stock units and will be paid upon the conversion of the units to shares of the Company’s common stock. The outstanding distribution payable of $33,419 is recorded as other liabilities on the accompanying consolidated balance sheets as of June 30, 2022.
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
In April 2020, the Company’s board of directors determined to suspend all repurchases under the Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity and has not repurchased any shares during the six months ended June 30, 2022.
The Company previously funded repurchase requests with cash on hand, borrowings or other available capital.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and six months ended June 30, 2022 and 2021 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.2 million for the three and six months ended June 30, 2022. Net loss attributable to the other non-controlling interests was $0.1 million for the three months ended June 30, 2021, and net income attributable to the other non-controlling interests was $0.2 million for the six months ended June 30, 2021.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	June 30, 2022 (Unaudited)			December 31, 2021
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial liabilities:(1)
Mortgage and other notes payable, net	$931,552	$919,525	$883,102	$943,765	$929,811	$889,485
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
Mortgage and Other Notes Payable, Net and Line of Credit - Related Party
The Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury and LIBOR rates as of the end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy. As of June 30, 2022 and December 31, 2021, the Company did not have any outstanding borrowings under its Sponsor Line.
Derivative Instruments
For certain mortgage notes payable, the Company has interest rate caps with fair values that are de minimis as of June 30, 2022.
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
The following table summarizes the fair value, measured at the time of impairment, of Level 3 assets which have been measured at fair value on a nonrecurring basis during the periods presented and the associated impairment losses (dollars in thousands):

	June 30, 2022 (Unaudited)		December 31, 2021
	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Operating real estate, net(1)	$18,329	$12,400	$11,793	$5,386
_______________________________________
(1)During the six months ended June 30, 2022, the Company recorded impairment losses totaling $0.6 million for property damage sustained by facilities in its Winterfell portfolio. The fair value and impairment losses of these facilities are excluded from the table as of June 30, 2022.
Operating Real Estate, Net
Operating real estate that is impaired is carried at fair value at the time of impairment. Impairment was driven by various factors that impacted undiscounted future net cash flows, including declines in operating performance, market growth assumptions, and expected margins to be generated by the properties. Fair value of impaired operating real estate was estimated based upon various approaches including discounted cash flow analysis using terminal capitalization rates ranging from 6.00% to 7.25% and discount rates ranging from 8.50% to 10.44%, third party appraisals and offer prices.
Assets Held For Sale
Assets held for sale are carried at the lower of amortized cost or fair value. Assets held for sale that were written down to fair value were generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, fair value of real estate held for sale is reduced for estimated selling costs. As of June 30, 2022 and December 31, 2021, the Company did not have any assets classified as held for sale.

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
The Company primarily generates rental and resident fee income from its direct investments. Additionally, the Company reports its proportionate interest of revenues and expenses from unconsolidated investments through equity in earnings (losses) of unconsolidated ventures. During the three and six months ended June 30, 2021, the Company generated interest income on its real estate debt investment.
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Three Months Ended June 30, 2022	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$247	$44,988	$—	$—	$139	$45,374
Interest income on debt investments	—	—	—	—	—	—
Property operating expenses	(11)	(33,219)	—	—	—	(33,230)
Interest expense	(903)	(9,651)	—	—	—	(10,554)
Transaction costs	—	—	—	—	—	—
Asset management fees - related party	—	—	—	—	(2,457)	(2,457)
General and administrative expenses	—	(17)	—	—	(3,738)	(3,755)
Depreciation and amortization	(868)	(8,672)	—	—	—	(9,540)
Impairment loss	—	(13,002)	—	—	—	(13,002)
Other income, net	—	5	—	—	—	5
Realized gain (loss) on investments and other	(206)	(46)	—	—	—	(252)
Equity in earnings (losses) of unconsolidated ventures	—	—	34,053	—	—	34,053
Income tax expense	—	(15)	—	—	—	(15)
Net income (loss)	$(1,741)	$(19,629)	$34,053	$—	$(6,056)	$6,627
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Three Months Ended June 30, 2021	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$5,706	$58,160	$—	$—	$41	$63,907
Interest income on debt investments	—	—	—	1,387	—	1,387
Real estate properties - operating expenses	—	(45,101)	—	—	—	(45,101)
Interest expense	(2,890)	(12,753)	—	—	(319)	(15,962)
Transaction costs	—	—	—	—	—	—
Asset management fees - related party	—	—	—	—	(2,769)	(2,769)
General and administrative expenses	(66)	(114)	—	—	(2,899)	(3,079)
Depreciation and amortization	(4,006)	(11,551)	—	—	—	(15,557)
Impairment loss	—	—	—	—	—	—
Other income, net	—	(468)	—	—	—	(468)
Realized gain (loss) on investments and other	(159)	48	—	—	—	(111)
Equity in earnings (losses) of unconsolidated ventures	—	—	10,766	—	—	10,766
Income tax benefit (expense)	—	(11)	—	—	—	(11)
Net income (loss)	$(1,415)	$(11,790)	$10,766	$1,387	$(5,946)	$(6,998)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

	Direct Investments
Six Months Ended June 30, 2022	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$496	$88,053	$—	$—	$157	$88,706
Interest income on debt investments	—	—	—	—	—	—
Property operating expenses	(35)	(66,089)	—	—	—	(66,124)
Interest expense	(1,801)	(19,062)	—	—	—	(20,863)
Transaction costs	—	—	—	—	—	—
Asset management fees - related party	—	—	—	—	(5,104)	(5,104)
General and administrative expenses	—	(17)	—	—	(7,424)	(7,441)
Depreciation and amortization	(1,731)	(17,732)	—	—	—	(19,463)
Impairment loss	—	(13,002)	—	—	—	(13,002)
Other income, net	—	77	—	—	—	77
Realized gain (loss) on investments and other	(206)	295	246	—	—	335
Equity in earnings (losses) of unconsolidated ventures	—	—	36,555	—	—	36,555
Income tax expense	—	(30)	—	—	—	(30)
Net income (loss)	$(3,277)	$(27,507)	$36,801	$—	$(12,371)	$(6,354)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Six Months Ended June 30, 2021	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
Property and other revenues	$4,931	$116,268	$—	$—	$42	$121,241
Interest income on debt investments	—	—	—	3,600	—	3,600
Property operating expenses	(25)	(90,694)	—	—	—	(90,719)
Interest expense	(5,763)	(25,588)	—	—	(636)	(31,987)
Transaction costs	—	(54)	—	—	—	(54)
Asset management fees - related party	—	—	—	—	(5,538)	(5,538)
General and administrative expenses	(107)	(114)	—	—	(5,891)	(6,112)
Depreciation and amortization	(7,860)	(23,084)	—	—	—	(30,944)
Impairment loss	(786)	—	—	—	—	(786)
Other income, net	—	6,892	—	—	—	6,892
Realized gain (loss) on investments and other	(159)	7,563	—	—	—	7,404
Equity in earnings (losses) of unconsolidated ventures	—	—	9,876	—	—	9,876
Income tax benefit (expense)	—	(26)	—	—	—	(26)
Net income (loss)	$(9,769)	$(8,837)	$9,876	$3,600	$(12,023)	$(17,153)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt	Corporate(1)	Total
June 30, 2022 (Unaudited)	$103,546	$885,335	$208,030	$—	$93,631	$1,290,542
December 31, 2021	104,809	908,517	212,309	—	187,238	1,412,873
______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.

The following table presents the operators and managers of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

	As of June 30, 2022		Six Months Ended June 30, 2022
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	4,000	$53,612	60.4%
Watermark Retirement Communities	14	1,753	22,360	25.2%
Avamere Health Services	5	453	9,657	10.9%
Integral Senior Living	1	44	2,424	2.7%
Arcadia Management(4)	4	572	496	0.6%
Other(5)	—	—	157	0.2%
Total	56	6,822	$88,706	100.0%
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
(4)During the six months ended June 30, 2022, the Company recorded rental income to the extent payments were received.
(5)Consists primarily of interest income earned on corporate-level cash accounts.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12. Commitments and Contingencies
As of June 30, 2022, the Company believes there are no material contingencies that would affect its results of operations, cash flows or financial position.
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
13.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to June 30, 2022 through the issuance of the consolidated financial statements.
Borrowings
In July 2022, the Company exercised its option to extend the maturity date of a mortgage note payable collateralized by a property within the Rochester portfolio from August 2022 to August 2023 and made a $0.2 million principal repayment toward the outstanding principal balance.

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
We are externally managed and have no employees. On February 28, 2022, our former Sponsor, DigitalBridge Group, Inc. (NYSE: DBRG), or our Former Sponsor, completed the previously announced disposition of its wellness infrastructure platform, or the Sponsor Transaction. Following completion of the Sponsor Transaction, NRF Holdco, LLC, or NRF or our New Sponsor (and together with our Former Sponsor, our Sponsor as the context requires), owns CNI NSHC Advisors, LLC, or our Advisor, as well as its own diversified portfolio of medical office buildings, senior housing facilities, skilled nursing facilities and specialty hospitals. NRF is wholly owned by CWP Bidco LP, an entity affiliated with Highgate, a privately held real estate investment and hospitality management company, and Aurora Health Network LLC, a privately held healthcare-focused investment firm. In addition, upon completion of the Sponsor Transaction, employees of our Former Sponsor focused on the wellness infrastructure platform became employees of our New Sponsor. Our Advisor, now a subsidiary of our New Sponsor, continues to manage our day-to-day operations pursuant to an advisory agreement.
From inception through June 30, 2022, we raised $2.0 billion in total gross proceeds from the sale of shares of our common stock in our continuous, public offerings, including $232.6 million pursuant to our distribution reinvestment plan, or our DRP, collectively referred to as our Offering.
Significant Developments
Operating Performance
The following is a summary of the performance of our investment segments for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. The world continues to experience the broad effects of the COVID-19 pandemic. Our healthcare real estate business and investments have been challenged by suboptimal occupancy levels, lower labor force participation rates, which have driven increased labor costs, and inflationary pressures on other operating expenses. We continue to monitor the progression of the economic recovery from COVID-19 and its effects on our results of operations and assess recoverability of value across our assets as conditions change. For additional information on financial results, refer to “—Results of Operations.”
Direct Investments - Operating
During the three months ended June 30, 2022, our direct operating investments experienced a 2.4% increase in the number of resident move-ins over the three months ended March 31, 2022, while the number of move-outs decreased 7.0% over the same period. A summary of average occupancy by manager is as follows:

	Average Monthly Occupancy			Average Quarterly Occupancy
Operator / Manager	June 2022	March 2022	Variance	Q2 2022	Q1 2022	Variance
Solstice Senior Living	82.4%	78.4%	4.0%	81.4%	78.0%	3.4%
Watermark Retirement Communities	77.0%	77.0%	—%	76.9%	77.4%	(0.5)%
Avamere Health Services	88.5%	86.8%	1.7%	87.7%	85.4%	2.3%
Integral Senior Living	97.5%	97.5%	—%	99.2%	96.7%	2.5%
Direct Investments - Operating	81.4%	78.7%	2.7%	80.7%	78.5%	2.2%

On a same store basis, rental and resident fee income of our direct operating investments increased to $45.0 million for the three months ended June 30, 2022 as compared to $43.1 million for the three months ended March 31, 2022 as a result of improved occupancy.
On a same store basis, property operating expenses of our direct operating investments increased to $33.1 million for the three months ended June 30, 2022 as compared to $32.8 million for the three months ended March 31, 2022. The increase was attributable to additional repairs and maintenance projects, inflationary pressures on operating costs and staffing challenges, which have resulted in increased use of agency labor. The overall increase in operating expenses was partially offset by lower utilities costs due to seasonality.
Overall, on a same store basis, rental and resident fee income, net of property operating expenses, of our direct operating investments increased to $11.9 million for the three months ended June 30, 2022 as compared to $10.3 million for the three months ended March 31, 2022.
Direct Investments - Net Lease
The operator of our Arbors portfolio continues to make partial contractual rental payments based on availability of cash and liquidity and has not satisfied full contractual rent obligations. We have recorded rental income to the extent rental payments were received during the three months ended June 30, 2022. The Arbors portfolio recognized rental income of $0.2 million for the three months ended June 30, 2022 and March 31, 2022.
Unconsolidated Investments
Equity in earnings recognized from our unconsolidated investments, totaled $34.1 million for the three months ended June 30, 2022 as compared to $2.5 million for the three months ended March 31, 2022. The increase was primarily a result of net gains recognized from sub-portfolio sales within the Espresso joint venture, of which our proportionate share totaled $31.2 million for the three months ended June 30, 2022.
During the three months ended June 30, 2022, we received distributions from our unconsolidated investments, which totaled $31.1 million as compared to $7.1 million for the three months ended March 31, 2022. The increase in distributions was a result of sales transactions in the Espresso joint venture completed during the three months ended June 30, 2022. Distributions continued to be limited by reinvestment and development in the Trilogy joint venture and operational challenges in the Diversified US/UK and Eclipse joint ventures.
The following is a summary of operations and performance for the Trilogy, Diversified US/UK, and Espresso joint ventures for the three months ended June 30, 2022:
•Trilogy: The joint venture's facilities experienced improvements to resident occupancy and revenues, however, its operating margin continues to be impacted by the effects of labor shortages and inflationary pressures. Additionally, the joint venture recognized federal and state COVID-19 provider relief grants as income.
•Diversified US/UK: The joint venture continues to receive substantially all contractual monthly rent from its MOB tenants. The operators of the joint venture’s net lease portfolios, including its portfolio in the United Kingdom, continue to face occupancy and expense pressures, which impacted certain operator’s ability to pay contractual rent during the quarter. CCRC, SNF and ALF operating portfolios continue to sustain suboptimal occupancy levels, and experienced staffing challenges. These factors, along with rising interest rates have reduced the joint venture’s net cash flows.
•Espresso: The joint venture received full contractual rent from its net lease operators. During the three months ended June 30, 2022, the joint venture distributed proceeds from the sales of two sub-portfolios and excess cash flows from operations, of which our proportionate share totaled $28.8 million. Rental income collected has declined as a result of the sub-portfolio sales and the joint venture continues to hold its remaining 62 properties as held for sale as of June 30, 2022.
Investments, Financings and Disposition Activities
•During the six months ended June 30, 2022, the Espresso joint venture distributed proceeds from sub-portfolio sales, of which our proportionate share totaled $27.4 million.
•In June 2022, we repaid the outstanding financing on the Oak Cottage portfolio at a discounted payoff of $3.7 million.
•We recorded impairment losses totaling $13.0 million for facilities within the Winterfell and Rochester portfolios during the three months ended June 30, 2022.

Special Distribution
•On April 20, 2022, our board of directors declared a Special Distribution of $0.50 per share for each stockholder of record on May 2, 2022 totaling $97.1 million. On or around May 5, 2022, $97.0 million of the Special Distribution was paid in cash.
Recent Developments
The following is a discussion of material events which have occurred subsequent to June 30, 2022 through August 11, 2022.
Borrowings
In July 2022, we exercised our option to extend the maturity date of a mortgage note payable collateralized by a property within the Rochester portfolio from August 2022 to August 2023 and made a $0.2 million principal repayment toward the outstanding principal balance.
Resignation of Chief Executive Officer, President and Vice Chairman; Appointment of Interim Chief Executive Officer and President
On July 29, 2022, Ronald J. Jeanneault provided notice of his resignation as our Chief Executive Officer, President and Vice Chairman and as a member of our board of directors, effective as of August 12, 2022. On August 3, 2022, our board of directors appointed Ann B. Harrington as our Interim Chief Executive Officer and President, effective upon Mr. Jeanneault’s resignation. Refer to our Form 8-K filed on August, 4, 2022 for additional information.
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

The following table presents a summary of investments as of June 30, 2022 (dollars in thousands):

		Properties(1)(2)
Investment Type / Portfolio	Amount(2)(3)	Seniors Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Operating
Winterfell	$904,985	32	—	—	—	32	Various	100.0%
Rochester	219,518	10	—	—	—	10	Northeast	97.0%
Watermark Aqua	77,521	4	—	—	—	4	Southwest/Midwest	97.0%
Avamere	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	19,427	1	—	—	—	1	West	100.0%
Other(4)	2,030	—	—	—	—	—	West	97.0%
Subtotal	$1,322,919	52	—	—	—	52

Direct Investments - Net Lease
Arbors	$126,825	4	—	—	—	4	Northeast	100.0%

Unconsolidated Investments
Diversified US/UK	$445,855	92	106	39	9	246	Various	14.3%
Trilogy(5)	420,689	22	—	73	—	95	Southwest/Midwest	23.2%
Eclipse	37,291	42	—	9	—	51	Various	5.6%
Espresso(6)	—	—	—	—	—	—	Midwest	36.7%
Solstice(7)	—	—	—	—	—	—		20.0%
Subtotal	$903,835	156	106	121	9	392

Total Investments	$2,353,579	212	106	121	9	448
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
(6)As a result of the joint venture pursuing dispositions of its various sub-portfolios, the remaining 62 properties are classified as held for sale as of June 30, 2022.
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
Our investments include the following types of healthcare facilities as of June 30, 2022:
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
The weighted average resident occupancy of our operating properties was 80.7% for the three months ended June 30, 2022.
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
Our remaining four net lease properties are leased and operated by Arcadia Management with a lease term that expires in August 2029. However, the operator has failed to remit contractual rent and comply with other contractual terms of its lease agreements, which resulted in defaults under the operator’s leases as of June 30, 2022.

Operators and Managers
The following table presents the operators and managers of our direct investments (dollars in thousands):

	As of June 30, 2022		Six Months Ended June 30, 2022
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	4,000	$53,612	60.4%
Watermark Retirement Communities	14	1,753	22,360	25.2%
Avamere Health Services	5	453	9,657	10.9%
Integral Senior Living	1	44	2,424	2.7%
Arcadia Management(4)	4	572	496	0.6%
Other(5)	—	—	157	0.2%
Total	56	6,822	$88,706	100.0%
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
(4)During the six months ended June 30, 2022, we recorded rental income to the extent rental payments were received.
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
Unconsolidated Investments
The following table presents our unconsolidated investments (dollars in thousands):

						Properties as of June 30, 2022(1)
Portfolio	Partner	Acquisition Date	Ownership	AUM(2)	Equity Investment(3)	Seniors Housing Facilities	MOB	SNF	Hospitals	Total
Diversified US/UK	NRF and Partner	Dec-2014	14.3%	$445,855	$243,544	92	106	39	9	246
Trilogy	American Healthcare REIT / Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	420,689	189,032	22	—	73	—	95
Eclipse	NRF and Partner/ Formation Capital, LLC	May-2014	5.6%	37,291	23,400	42	—	9	—	51
Espresso(4)	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	—	55,146	—	—	—	—	—
Subtotal				$903,835	$511,122	156	106	121	9	392
Solstice		Jul-2017	20.0%	—	402	—	—	—	—	—
Total				$903,835	$511,524	156	106	121	9	392
_______________________________________
(1)Excludes properties classified as held for sale.
(2)Represents our proportionate share of assets under management based on cost, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Does not include cost of properties held for sale.
(3)Represents initial and subsequent contributions to the underlying joint venture through June 30, 2022.
(4)As a result of the joint venture pursuing dispositions of its various sub-portfolios, the remaining 62 properties are classified as held for sale as of June 30, 2022.

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
•Eclipse. Portfolio of SNFs and ALFs leased to, or managed by, a variety of different operators/managers across the United States. Our Sponsor and other minority partners and Formation Capital, LLC, or Formation, own 86.4% and 8.0% of this portfolio, respectively.
•Espresso. Portfolio of predominantly SNFs located in the Midwest and organized in sub-portfolios under net leases. An affiliate of Formation acts as the general partner and manager of this investment. Formation and Safanad Management Limited own the remaining 63.3% of this portfolio.
•Solstice. Operator platform joint venture established to manage the operations of the Winterfell portfolio. An affiliate of ISL owns the remaining 80.0%.
Our Strategy
Our primary objective is to maximize value and generate liquidity for shareholders. Although our short-term strategy may continue to be impacted by the effects of the COVID-19 pandemic, inflation, rising interest rates and other economic industry conditions, the key elements of our strategy include:
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

Outlook and Recent Trends
The healthcare industry, which includes ILFs, ALFs, MCFs, CCRCs, SNFs, MOBs and hospitals, continues to be impacted by the effects of COVID-19, along with inflation, rising interest rates and other economic market conditions. While the healthcare industry continues to experience occupancy recovery, operating margins will continue to be impacted by cost inflation, labor pressures, additional staffing needs and related cost burdens. The healthcare industry’s operational and financial recovery will depend on a variety of factors, which may differ considerably across regions, fluctuate over time and are highly uncertain.
The healthcare industry experienced a higher pace of move-ins during the second quarter of 2022 as compared to the first quarter of 2022. As a result of overall increase in resident demand, improving consumer sentiment and easing restrictions on visitation and admissions, the seniors housing industry occupancy average rose to 81.4% during the second quarter of 2022 from 80.5% in the first quarter of 2022. In addition, annual inventory growth decreased to 1.7% during the second quarter of 2022, while construction versus inventory ratio of 5.1% remained elevated in the second quarter of 2022 (source: The National Investment Centers for Seniors Housing & Care, or NIC).
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
Supply growth, which has outpaced demand, has challenged the seniors housing industry over the past several years. New inventory, coupled with the average move-in age of seniors housing residents increasing over time, has resulted in declining occupancy for the industry on average. Further, to remain competitive with the new supply, owners and operators of older facilities have increased capital expenditure spending, which in turn has negatively affected cash flow. While off its peak of 7.7% in the fourth quarter of 2017, seniors housing under construction as a share of inventory was 5.1% in the second quarter of 2022 (source: NIC). It is expected that, as demographics and demand continue to increase long-term, supply growth will follow.
As a result of increased supply, the seniors housing industry has experienced competitive pressures that have limited rent growth over the past several years. Average market rent growth reached its peak of 4.2% in 2016 and has since decreased to 3.7% as of the second quarter of 2022, with pressures caused by the COVID-19 pandemic contributing to the decline (source: NIC). Limited future supply growth and reestablishing normal operations in a post-pandemic environment will be factors in achieving near and long term revenue growth for the industry.
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
Regulatory initiatives announced in 2022 and aimed at improving safety and quality of nursing home care could further increase the cost burdens for our SNF operators and expose them to financial penalties. The Biden Administration announced its focus on establishing a minimum nursing home staffing requirement, reducing resident room crowding and reinforcing safeguards against unnecessary medications and treatments. These reforms might result in increased government inspections, financial penalties and other enforcement sanctions against facilities not meeting the set standards.
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
We believe impairment to be a critical accounting estimate based on the nature of our operations and/or require significant management judgment and assumptions. Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including healthcare sector conditions, together with asset and market specific circumstance, among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. Fair values can be estimated based upon the income capitalization approach, using net operating income for each property and applying indicative capitalization and discount rates or sales comparison approach, using what other purchasers and sellers in the market have agreed to as price for comparable properties.
Impairment
During the six months ended June 30, 2022, we recorded impairment losses on our operating real estate totaling $13.0 million. We recorded impairment losses of $8.5 million and $3.9 million for facilities in our Winterfell and Rochester portfolios, respectively, as a result of declining operating margins and lower projected future cash flows. In addition, we recorded impairment losses totaling $0.6 million for property damage sustained by facilities in our Winterfell portfolio.
Accumulated impairment losses for operating real estate that we continue to hold as of June 30, 2022 totaled $162.7 million. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and 2020 for additional information regarding impairment recorded in prior years.
During the six months ended June 30, 2022, we did not impair any of our investments in unconsolidated ventures, however, our unconsolidated ventures have recorded impairments and reserves on properties in their respective portfolios, which have been recognized through our equity in earnings (losses), of which our proportionate share was de minimis.
At this time, it is difficult to assess and estimate the continuing impact of the COVID-19 pandemic, inflation, rising interest rates, risk of recession and other economic conditions with any meaningful precision. As the future impact will depend on many factors beyond our control and knowledge, the resulting effect on impairment of our operating real estate and investments in unconsolidated ventures may materially differ from our current expectations and further impairment charges may be recorded in the future.

Results of Operations
Comparison of the Three Months Ended June 30, 2022 to June 30, 2021 (dollars in thousands)

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	%
Property and other revenues
Resident fee income	$10,958	$28,254	$(17,296)	(61.2)%
Rental income	34,277	35,612	(1,335)	(3.7)%
Other revenue	139	41	98	239.0%
Total property and other revenues	45,374	63,907	(18,533)	(29.0)%
Interest income
Interest income on debt investments	—	1,387	(1,387)	(100.0)%
Expenses
Property operating expenses	33,230	45,101	(11,871)	(26.3)%
Interest expense	10,554	15,962	(5,408)	(33.9)%
Asset management fees - related party	2,457	2,769	(312)	(11.3)%
General and administrative expenses	3,755	3,079	676	22.0%
Depreciation and amortization	9,540	15,557	(6,017)	(38.7)%
Impairment loss	13,002	—	13,002	NA
Total expenses	72,538	82,468	(9,930)	(12.0)%
Other income, net	5	(468)	473	(101.1)%
Realized gain (loss) on investments and other	(252)	(111)	(141)	127.0%
Equity in earnings (losses) of unconsolidated ventures	34,053	10,766	23,287	216.3%
Income tax expense	(15)	(11)	(4)	36.4%
Net income (loss)	$6,627	$(6,998)	$13,625	(194.7)%
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store ALF/MCF properties (excludes properties sold)	$10,958	$9,995	$963	9.6%
Properties sold	—	18,259	(18,259)	(100.0)%
Total resident fee income	$10,958	$28,254	$(17,296)	(61)%
Resident fee income decreased $17.3 million as a result of property sales during 2021. The Watermark Fountains portfolio sold in December 2021, the Kansas City portfolio in June 2021 and a property within the Aqua portfolio sold in March 2021.
Excluding properties sold, resident fee income increased by $1.0 million primarily as a result of an increase in occupancy and rates at our ALFs and MCF.
Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store ILF properties (excludes properties sold)	$34,030	$29,907	$4,123	13.8%
Same store net lease properties (excludes properties sold)
Rental payments	247	830	(583)	(70.2)%
Properties sold	—	4,875	(4,875)	(100.0)%
Total rental income	$34,277	$35,612	$(1,335)	(3.7)%
Rental income decreased by $1.3 million primarily as a result of the sale of the Fountains net lease portfolio in December 2021.

On a same store basis, rental income at our ILFs increased by $4.1 million as a result of improved occupancy, while rental payments from our net lease properties decreased due to the operator of our Arbors net lease portfolio remitting less contractual rent as compared to the three months ended June 30, 2021.
Interest Income on Debt Investments
There was no interest income on debt investments recognized during the three months ended June 30, 2022 as a result of receiving the full repayment of outstanding principal on our mezzanine loan debt investment in August 2021.
Property Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold and COVID-19 related expenses)
ALF/MCF properties	$8,587	$7,609	$978	12.9%
ILF properties	24,479	21,961	2,518	11.5%
Net lease properties	11	—	11	NA
COVID-19 related expenses	102	556	(454)	(81.7)%
Properties sold	51	14,975	(14,924)	(99.7)%
Total property operating expenses	$33,230	$45,101	$(11,871)	(26.3)%
Overall, total operating expenses decreased $11.9 million primarily as a result of property sales during the year ended December 31, 2021.
Excluding properties sold, operating expenses increased $3.1 million primarily as a result of our operators experiencing staffing challenges, which has increased salaries and wages due to additional overtime hours and use of agency and contract labor to fill open positions. In addition, sales and marketing expenses have increased with the improved volume of resident move-ins, while the resumption of normalized business operations has allowed our managers to complete deferred repairs and maintenance projects.
Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold)
ALF/MCF properties	$1,435	$1,395	$40	2.9%
ILF properties	8,216	8,285	(69)	(0.8)%
Net lease properties	903	925	(22)	(2.4)%
Properties sold	—	5,038	(5,038)	(100.0)%
Corporate	—	319	(319)	(100.0)%
Total interest expense	$10,554	$15,962	$(5,408)	(33.9)%
Interest expense decreased $5.4 million primarily as a result of the repayment of mortgage notes payable which were collateralized by properties sold during the year ended December 31, 2021 and the repayment of the borrowings under our revolving line of credit from an affiliate of our Sponsor, or the Sponsor Line, in July 2021.
While average mortgage notes principal balances have decreased as compared to June 30, 2021 due to continued principal amortization, interest expense on our floating rate debt has increased as a result of a higher London Interbank Offered Rate, or LIBOR.
Asset Management Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Effective January 1, 2022, according to the amendment to our advisory agreement, the monthly management fee is reduced if our corporate cash balances exceed $75.0 million, resulting in a $0.3 million decrease in asset management fees.

General and Administrative Expenses
General and administrative expenses increased $0.7 million primarily as a result of amortizing our directors’ and officers’ insurance premium incurred and reimbursed to our Advisor over the term of the policy, beginning in December 2021.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold)
ALF/MCF properties	$1,815	$1,729	$86	5.0%
ILF properties	6,857	7,290	(433)	(5.9)%
Net lease properties	868	861	7	0.8%
Properties sold	—	5,677	(5,677)	(100.0)%
Total depreciation and amortization	$9,540	$15,557	$(6,017)	(38.7)%
Depreciation and amortization expense decreased $6.0 million primarily as a result of properties sold during the year ended December 31, 2021.
Impairment Loss
During the three months ended June 30, 2022, impairment losses on operating real estate totaled $13.0 million. Refer to “—Impairment” for additional discussion.
During the three months ended June 30, 2021, we did not incur any impairment losses on operating real estate assets.
Other Income, Net
Other income, net for the three months ended June 30, 2022 was de minimis. During the three months ended June 30, 2021, we recognized a $0.5 million non-operating loss at a property within the Watermark Fountains portfolio.
Realized Gain (Loss) on Investments and Other
During the three months ended June 30, 2022, we recognized losses on investment activity, which were partially offset by a gain recognized on the Oak Cottage portfolio discounted financing payoff.
During the three months ended June 30, 2021, we recognized a $0.2 million loss on the sale of the Smyrna property, which was partially offset by a gain on the sale of the Kansas City portfolio.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Three Months Ended June 30,								Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021			2022	2021
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, after FFO and MFFO adjustments		Increase (Decrease)		Cash Distributions
Eclipse	$(301)	$4,073	$279	$(3,931)	$(22)	$142	$(164)	(115.5)%	$—	$—
Envoy	—	740	—	(744)	—	(4)	4	(100.0)%	—	739
Diversified US/UK	(301)	641	1,568	2,993	1,267	3,634	(2,367)	(65.1)%	—	1,431
Espresso	31,999	5,686	(30,215)	(3,399)	1,784	2,287	(503)	(22.0)%	28,788	—
Trilogy	2,678	(325)	4,200	3,575	6,878	3,250	3,628	111.6%	2,299	—
Subtotal	$34,075	$10,815	$(24,168)	$(1,506)	$9,907	$9,309	$598	6.4%	$31,087	$2,170
Solstice	(22)	(49)	—	1	(22)	(48)	26	(54.2)%	—	—
Total	$34,053	$10,766	$(24,168)	$(1,505)	$9,885	$9,261	$624	6.7%	$31,087	$2,170
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.

Our equity in earnings generated by our unconsolidated investments increased by $23.3 million primarily due to gains recognized on property sales in the Espresso joint venture during the three months ended June 30, 2022 exceeding the gains recognized on property sales in the Espresso and Eclipse joint ventures during the three months ended June 30, 2021.
Equity in earnings, after FFO and MFFO adjustments, increased by $0.6 million as a result of the operational and financial performance improvements in the Trilogy joint venture, partially offset by lower rental income recognized by the Diversified US/UK and Espresso joint ventures during the three months ended June 30, 2022.
Comparison of the Six Months Ended June 30, 2022 to June 30, 2021 (dollars in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	%
Property and other revenues
Resident fee income	$21,713	$56,536	$(34,823)	(61.6)%
Rental income	66,836	64,663	2,173	3.4%
Other revenue	157	42	115	273.8%
Total property and other revenues	88,706	121,241	(32,535)	(26.8)%
Interest income
Interest income on debt investments	—	3,600	(3,600)	(100.0)%
Expenses
Property operating expenses	66,124	90,719	(24,595)	(27.1)%
Interest expense	20,863	31,987	(11,124)	(34.8)%
Transaction costs	—	54	(54)	(100.0)%
Asset management fees - related party	5,104	5,538	(434)	(7.8)%
General and administrative expenses	7,441	6,112	1,329	21.7%
Depreciation and amortization	19,463	30,944	(11,481)	(37.1)%
Impairment loss	13,002	786	12,216	1,554.2%
Total expenses	131,997	166,140	(34,143)	(20.6)%
Other income, net	77	6,892	(6,815)	(98.9)%
Realized gain (loss) on investments and other	335	7,404	(7,069)	(95.5)%
Equity in earnings (losses) of unconsolidated ventures	36,555	9,876	26,679	270.1%
Income tax expense	(30)	(26)	(4)	15.4%
Net income (loss)	$(6,354)	$(17,153)	$10,799	(63.0)%
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store ALF/MCF properties (excludes properties sold)	$21,713	$19,910	$1,803	9.1%
Properties sold	—	36,626	(36,626)	(100.0)%
Total resident fee income	$21,713	$56,536	$(34,823)	(62)%
Resident fee income decreased $34.8 million as a result of property sales during 2021. The Watermark Fountains portfolio sold in December 2021, the Kansas City portfolio in June 2021 and a property within the Aqua portfolio sold in March 2021.
Excluding properties sold, resident fee income increased by $1.8 million primarily as a result of an increase in occupancy and rates at our ALFs and MCF.

Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store ILF properties (excludes properties sold)	$66,340	$59,732	$6,608	11.1%
Same store net lease properties (excludes properties sold)
Rental payments	496	1,830	(1,334)	(72.9)%
Straight-line rental income (loss)	—	(7,350)	7,350	(100.0)%
Properties sold	—	10,451	(10,451)	(100.0)%
Total rental income	$66,836	$64,663	$2,173	3.4%
Overall, rental income increased by $2.2 million as compared to six months ended June 30, 2021.
Excluding properties sold, rental income increased by $12.6 million primarily as a result of the write-off of straight-line rent receivables at our Arbors portfolio during 2021 and improved occupancy at our ILFs during the six months ended June 30, 2022. The increase was partially offset by the loss of revenues from properties sold in 2021 as compared to the six months ended June 30, 2021.
Interest Income on Debt Investments
There was no interest income on debt investments recognized during the six months ended June 30, 2022 as a result of receiving the full repayment of outstanding principal on our mezzanine loan debt investment in August 2021.
Property Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold and COVID-19 related expenses)
ALF/MCF properties	$17,067	$14,402	$2,665	18.5%
ILF properties	48,676	43,236	5,440	12.6%
Net lease properties	35	25	10	40.0%
COVID-19 related expenses	259	1,561	(1,302)	(83.4)%
Properties sold	87	31,495	(31,408)	(99.7)%
Total Property operating expenses	$66,124	$90,719	$(24,595)	(27.1)%
Overall, total operating expenses decreased $24.6 million primarily as a result of property sales during the year ended December 31, 2021.
Excluding properties sold, operating expenses increased $6.8 million, primarily as a result of the impact of inflation and the labor market conditions. These factors resulted in additional overtime hours and use of staffing agencies due to labor shortages, as well as utilities and other operating expense costs pressures. Additionally, sales and marketing activities have increased expenses, while the resumption of normalized business operations has allowed our managers to complete deferred repairs and maintenance projects.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold)
ALF/MCF properties	$2,813	$2,768	$45	1.6%
ILF properties	16,249	16,531	(282)	(1.7)%
Net lease properties	1,801	1,845	(44)	(2.4)%
Properties sold	—	10,207	(10,207)	(100.0)%
Corporate	—	636	(636)	(100.0)%
Total interest expense	$20,863	$31,987	$(11,124)	(34.8)%
Interest expense decreased $11.1 million primarily as a result of the repayment of mortgage notes payable which were collateralized by properties sold during the year ended December 31, 2021. In addition, average mortgage notes principal balances decreased as compared to June 30, 2021 due to continued principal amortization, partially offset by increase in interest expense on our floating rate debt, as a result of higher LIBOR. Corporate interest expense represents interest resulting from the borrowings under our revolving line of credit from an affiliate of our Sponsor, or the Sponsor Line, which was repaid in full in July 2021.
Asset Management Fees - Related Party
Our Advisor receives a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Effective January 1, 2022, according to the amendment to our advisory agreement, the monthly management fee is reduced if our corporate cash balances exceed $75.0 million, resulting in a $0.4 million decrease in asset management fees.
General and Administrative Expenses
General and administrative expenses increased $1.3 million primarily as a result of amortizing our directors’ and officers’ insurance premium incurred and reimbursed to our Advisor over the term of the policy, beginning in December 2021.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold)
ALF/MCF properties	$3,628	$3,457	$171	4.9%
ILF properties	14,104	14,536	(432)	(3.0)%
Net lease properties	1,731	1,722	9	0.5%
Properties sold	—	11,229	(11,229)	(100.0)%
Total depreciation and amortization	$19,463	$30,944	$(11,481)	(37.1)%
Depreciation and amortization expense decreased $11.5 million, primarily as a result of properties sold during the year ended December 31, 2021.
Impairment Loss
During the six months ended June 30, 2022, impairment losses on operating real estate totaled $13.0 million. Refer to “—Impairment” for additional discussion.
During the six months ended June 30, 2021, impairment losses on operating real estate totaled $0.8 million for our Smyrna net lease property, which was sold in May 2021.

Other Income, Net
Other income, net for the six months ended June 30, 2022 consisted of $0.1 million in COVID-19 testing reimbursements received and recognized at our Avamere portfolio. For the six months ended June 30, 2021, other income, net consisted of $7.4 million in federal COVID-19 provider relief grants from DHHS, partially offset by a $0.5 million non-operating loss recognized at a property within the Watermark Fountains.
Realized Gain (Loss) on Investments and Other
During the six months ended June 30, 2022, we recognized gains on mortgage interest rate caps, a discounted financing payoff and a distribution that exceeded our carrying value for an unconsolidated investment. Gains were partially offset by losses recognized on investment activity.
During the six months ended June 30, 2021, we recognized gains on the sale of four properties totaling $7.4 million.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Six Months Ended June 30,								Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021			2022	2021
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, after FFO and MFFO adjustments		Increase (Decrease)		Cash Distributions
Eclipse	$(596)	$3,933	$567	$(3,592)	$(29)	$341	$(370)	(108.5)%	$620	$—
Envoy	—	740	—	(744)	—	(4)	4	(100.0)%	—	739
Diversified US/UK	(1,449)	(2,057)	5,378	9,989	3,929	7,932	(4,003)	(50.5)%	1,932	2,290
Espresso	33,953	10,943	(29,738)	(5,717)	4,215	5,226	(1,011)	(19.3)%	30,988	—
Trilogy	4,705	(3,602)	8,168	7,602	12,873	4,000	8,873	221.8%	4,600	—
Subtotal	$36,613	$9,957	$(15,625)	$7,538	$20,988	$17,495	$3,493	20.0%	$38,140	$3,029
Solstice	(58)	(81)	—	1	(58)	(80)	22	(27.5)%	—	—
Total	$36,555	$9,876	$(15,625)	$7,539	$20,930	$17,415	$3,515	20.2%	$38,140	$3,029
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
Our equity in earnings generated by our unconsolidated investments increased by $26.7 million primarily due to gains recognized on property sales in the Espresso joint venture during the six months ended June 30, 2022 exceeding the gains recognized on property sales in the Espresso and Eclipse joint ventures during the six months ended June 30, 2021. Additionally, operational performance in the Trilogy joint venture improved during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Equity in earnings, after FFO and MFFO adjustments, increased by $3.5 million as a result of the improvements in the Trilogy joint venture, partially offset by lower rental income recognized in the Diversified US/UK and Espresso joint ventures during the six months ended June 30, 2022.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$6,807	$(6,863)	$(6,129)	$(17,326)
Adjustments:
Depreciation and amortization	9,540	15,557	19,463	30,944
Depreciation and amortization related to non-controlling interests	(72)	(144)	(144)	(289)
Depreciation and amortization related to unconsolidated ventures	6,926	7,592	14,096	15,400
Realized (gain) loss from sales of property	454	111	425	(7,417)
Realized gain (loss) from sales of property related to non-controlling interests	(7)	—	(6)	226
Realized (gain) loss from sales of property related to unconsolidated ventures(1)	(41,591)	(14,857)	(43,902)	(21,379)
Impairment losses of depreciable real estate	13,002	—	13,002	786
Impairment loss on real estate related to non-controlling interests	(117)	—	(117)	—
Impairment losses of depreciable real estate held by unconsolidated ventures	—	(327)	20	(327)
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(5,058)	$1,069	$(3,292)	$618
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(5,058)	$1,069	$(3,292)	$618
Adjustments:
Transaction costs	—	—	—	54
Straight-line rental (income) loss	—	(554)	—	7,085
Amortization of premiums, discounts and fees on investments and borrowings	975	1,151	1,944	2,303
Realized (gain) loss on investments and other	(202)	—	(760)	13
Adjustments related to unconsolidated ventures(1)(2)	10,497	6,087	14,161	13,845
Adjustments related to non-controlling interests	(3)	(26)	4	(40)
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$6,209	$7,727	$12,057	$23,878
_______________________________________
(1)Certain prior period amounts related to gains from sales of property have been reclassified to a FFO adjustment from a MFFO adjustment as previously presented for the three and six months ended June 30, 2021.
(2)Primarily represents our proportionate share of liability extinguishment gains, loan loss reserves, transaction costs and amortization of above/below market debt adjustments, straight-line rent adjustments, debt extinguishment losses and deferred financing costs, incurred through our investments in unconsolidated ventures.
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
We generated significant liquidity in 2021 from proceeds from asset sales and other realization events. As a result, on April 20, 2022, our board of directors declared the Special Distribution of $0.50 per share for each stockholder of record on May 2, 2022. The Special Distribution paid in cash on or around May 5, 2022 totaled $97.0 million. While we do not anticipate recurring dividends in the near future, in light of the cash flow generated by our investments as compared to our capital expenditure needs and debt service obligations, our management and board of directors will evaluate special distributions in connection with asset sales and other realizations of our investments on a case-by-case basis based on, among other factors, current and projected liquidity needs, opportunities for investment in our assets (such as capital expenditure and de-levering opportunities) and other strategic initiatives.
As of August 11, 2022, we had approximately $103.9 million of unrestricted cash and currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months.

Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties and rental income from our net lease properties. In addition, we received distributions from our investments in unconsolidated ventures, which are classified as cash flows from investing activities on our consolidated statements of cash flows. Net cash used in operating activities was $12.1 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, debt service payments, which include principal amortization, on our borrowings exceeded our cash flow from operations. We have utilized cash reserves generated from asset realizations to fund debt service payments, which is expected to continue until the operating margins of our direct investments improve from current levels.
A substantial majority of our direct investments are operating properties whereby we are directly exposed to various operational risks. While our direct operating investments have not experienced any significant issues collecting rents or other fees from residents as a result of COVID-19, cash flow has continued to be negatively impacted by suboptimal occupancy levels, rate pressures, cost inflation, rising interest rates and other economic market conditions. We expect that these factors will continue to materially impact our revenues, expenses and cash flow generated by the communities of our direct operating investments.
The operator of our Arbors net lease portfolio has been impacted by the same factors discussed above, which has and will continue to affect its ability and willingness to pay rent. The operator continues to make partial contractual rental payments based on availability of cash and liquidity and has not satisfied full contractual rent obligations. The operator has applied for and benefited from federal relief assistance, however, the operator’s ability to pay rent in the future is currently unknown. Numerous state, local, federal and industry-initiated efforts have also affected or may affect the landlord and its ability to collect rent and/or enforce remedies for the failure to pay rent.
We have significant joint ventures and will not be able to control the timing of distributions, if any, from these investments. As of June 30, 2022, our unconsolidated joint ventures and consolidated joint ventures represented 38.4% and 12.7%, respectively, of our total real estate equity investments, based on cost. Our unconsolidated joint ventures, which have been similarly impacted as our direct investments by the COVID-19 pandemic, inflation, rising interest rates and other economic market conditions, may continue to limit distributions to preserve liquidity.
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
We are required to make recurring principal and interest payments on our borrowings. As of June 30, 2022, we had $931.6 million of consolidated asset-level borrowings outstanding and paid $27.1 million in recurring principal and interest payments on borrowings during the six months ended June 30, 2022. Our unconsolidated joint ventures also have significant asset level borrowings, which may restrict cash distributions from the joint ventures if certain lender requirements are not met and may require capital to be funded if favorable refinancing is not obtained.
The operator for the Arbors portfolio has failed to remit contractual rent and satisfy other conditions under its leases, which resulted in defaults under the operator’s leases, and in turn, resulted in a non-monetary default under the mortgage notes collateralized by the properties as of June 30, 2022. We have remitted contractual debt service and are in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
As the impact of the COVID-19 pandemic, inflation, rising interest rates, risk of recession and other economic market conditions continue to influence our investments’ performance, we may experience defaults in the future and it may have a negative impact on our ability to service or refinance our borrowings.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of June 30, 2022, our leverage was 55.8% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of June 30, 2022, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 58.2%.
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
Realization and Disposition of Investments
We will actively pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return, improve our liquidity position and generate value for shareholders. As the impact of the COVID-19 pandemic, inflation, rising interest rates, risk of recession and other economic market conditions continue to influence the properties’ performance, it may have a negative impact on our ability to generate desired returns on dispositions.
We have made significant investments through both consolidated and unconsolidated joint ventures with third parties. We may share decision-making authority for these joint ventures that could prevent us from selling properties or our interest in the joint venture. During the six months ended June 30, 2022, our Espresso joint venture distributed the net proceeds generated from sub-portfolios sales, of which our proportionate share totaled $27.4 million.
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

Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
Cash flows provided by (used in):	2022	2021	2022 vs. 2021 Change
Operating activities	$(12,102)	$(2,813)	$(9,289)
Investing activities	27,480	67,954	(40,474)
Financing activities	(109,239)	(28,361)	(80,878)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(93,861)	$36,780	$(130,641)
Operating Activities
Net cash used in operating activities totaled $12.1 million for the six months ended June 30, 2022, as compared to $2.8 million for the six months ended June 30, 2021. The change in cash flow from operating activities was a result of recognizing $7.4 million in federal COVID-19 provider relief grants from HHS during the six months ended June 30, 2021 and lower rental and resident fee income, net of property operating expenses during the six months ended June 30, 2022 as a result of portfolio sales during the year ended December 31, 2021.
Investing Activities
Our cash flows from investing activities are primarily proceeds from investment dispositions, net of any capital expenditures. Net cash provided by investing activities was $27.5 million for the six months ended June 30, 2022 as compared to $68.0 million for the six months ended June 30, 2021. Cash flows provided by investing activities for the six months ended June 30, 2022 were from distributions received from our unconsolidated investments. Cash inflows were used to fund recurring capital expenditures and operating shortfalls for existing investments and to pay corporate general and administrative expenses. Cash flows provided by investing activities for the six months ended June 30, 2021 were from collections of outstanding principal on our real estate debt investment and proceeds from property sales.
On a same store basis, capital expenditures increased during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The resumption of normalized business operations has allowed our managers to commence additional improvement projects as we continue to invest capital into our operating portfolios in order to maintain market position and enhance overall asset value.
The following table presents cash used for capital expenditures, excluding our unconsolidated ventures (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	2022 vs. 2021 Change
Same store (excludes properties sold)
ALF/MCF properties	$627	$989	$(362)
ILF properties	9,782	5,325	4,457
Net lease properties	251	—	251
Properties sold	—	3,779	(3,779)
Total capital expenditures	$10,660	$10,093	$567
Financing Activities
Cash flows used in financing activities were $109.2 million for the six months ended June 30, 2022 compared to $28.4 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, net cash flows used in financing activities were primarily attributable to the payment of the Special Distribution to stockholders, repayment of the financing on the Oak Cottage portfolio and continued principal amortization on our mortgage notes. Cash flows used in financing activities during the six months ended June 30, 2021 represented principal amortization and the repayment of the mortgage note payable that was collateralized by the property sold within our Aqua portfolio, partially offset by the refinancing of a mortgage note for a property within the Aqua portfolio.

Off-Balance Sheet Arrangements
As of June 30, 2022, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Distributions Declared and Paid
Since inception of our first investment, through June 30, 2022, we declared $530.9 million in distributions, inclusive of the recent Special Distribution, and generated cumulative FFO of $128.6 million. From the date of our first investment on April 5, 2013 through December 31, 2017, we declared an annualized distribution amount of $0.675 per share of our common stock. From January 1, 2018 through January 31, 2019, we declared an annualized distribution amount of $0.3375 per share of our common stock. Effective February 1, 2019, our board of directors suspended recurring distributions in order to preserve capital and liquidity. On April 20, 2022, our board of directors declared the Special Distribution of $0.50 per share for each stockholder of record on May 2, 2022 totaling $97.1 million. On or around May 5, 2022, $97.0 million of the Special Distribution was paid in cash from sources other than our cash flow provided by operations, including cash proceeds generated from asset sales and realizations during the year ended December 31, 2021. While we do not anticipate recurring dividends in the near future, in light of the cash flow generated by our investments as compared to our capital expenditure needs and debt service obligations, our management and board of directors will evaluate special distributions in connection with asset sales and other realizations of our investments on a case-by-case basis based on, among other factors, current and projected liquidity needs, opportunities for investment in our assets (such as capital expenditure and de-levering opportunities) and other strategic initiatives.
To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders may be diluted. Future distributions declared and paid may exceed FFO and cash flow provided by operations. FFO, as defined, may not reflect actual cash available for distributions.
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

Incentive Fee
Our Advisor is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through June 30, 2022, our Advisor has not received any incentive fees.
Acquisition Fee
Effective January 1, 2018, our Advisor no longer receives an acquisition fee in connection with our acquisitions of real estate properties or debt investments.
Disposition Fee
Effective June 30, 2020, our Advisor no longer has the potential to receive a disposition fee in connection with the sale of real estate properties or debt investments.
Reimbursements to Advisor
Operating Costs
Our Advisor is entitled to receive reimbursement for direct and indirect operating costs incurred by our Advisor in connection with administrative services provided to us. Our Advisor allocates, in good faith, indirect costs to us related to our Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with our Advisor. The indirect costs include our allocable share of our Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there is no reimbursement for personnel costs related to our executive officers (although there may be reimbursement for certain executive officers of our Advisor) and other personnel involved in activities for which our Advisor receives an acquisition fee or a disposition fee. Our Advisor allocates these costs to us relative to its and its affiliates’ other managed companies in good faith and has reviewed the allocation with our board of directors, including our independent directors. Our Advisor updates our board of directors on a quarterly basis of any material changes to the expense allocation and provides a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors. We reimburse our Advisor quarterly for operating costs (including the asset management fee) based on a calculation, or the 2%/25% Guidelines, for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we may reimburse our Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We calculate the expense reimbursement quarterly based upon the trailing twelve-month period. As of June 30, 2022, our Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to our Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2021	Six Months Ended June 30, 2022		Due to Related Party as of June 30, 2022 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management fees-related party	$937	$5,104	$(5,244)	$797
Reimbursements to Advisor Entities
Operating costs	General and administrative expenses	6,401	6,256	(9,685)	2,972
Total		$7,338	$11,360	$(14,929)	$3,769
Pursuant to our advisory agreement, for the six months ended June 30, 2022, we issued 1.3 million shares totaling $5.2 million based on the estimated value per share on the date of each issuance, to an affiliate of our Advisor as part of its asset management fee. As of June 30, 2022, our Advisor, our Sponsor and their affiliates owned a total of 8.7 million shares, or $34.2 million of our common stock based on our most recent estimated value per share. As of June 30, 2022, our Advisor, our Sponsor and their affiliates owned 4.5% of the total outstanding shares of our common stock.

Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who owns 80.0%, and us, who owns 20.0%. For the six months ended June 30, 2022, we recognized property management fee expense of $2.7 million paid to Solstice related to the Winterfell portfolio.
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
Line of Credit - Related Party
In October 2017, we obtained our Sponsor Line, which was approved by our board of directors, including all of our independent directors. In April 2020, we borrowed $35.0 million under the Sponsor Line to improve our liquidity position in response to the COVID-19 pandemic. In July 2021, we repaid, in full, the $35.0 million outstanding borrowing and as of June 30, 2022, we had no outstanding borrowings under our Sponsor Line. Our Sponsor Line has a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR and has a maturity date of February 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The principal market risks affecting us are interest rate risk, inflation risk, and credit risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions (if any) are held for investment and not for trading purposes.
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of June 30, 2022, 14.1% of our total borrowings were floating-rate liabilities, which are related to mortgage notes payable of our direct operating investments.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs by borrowing primarily at fixed rates. When borrowing at variable rates, we seek the lowest margins available and evaluate hedging opportunities. For our floating-rate borrowings we have entered into interest rate caps that involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of June 30, 2022, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.3 million annually.
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
Inflation Risk
Many of our costs are subject to inflationary pressures. These include labor, repairs and maintenance, food costs, utilities, insurance and other operating costs. Higher rates of inflation affecting the economy may substantially affect the operating margins of our investments. While our managers have an ability to partially offset cost inflation by increasing the rates charged to residents, this ability is often limited by competitive conditions and timing may lag behind cost volatility. Therefore, there can be no assurance that cost increases can be offset by increased rates charged to residents in real time or that increased rates will not result in occupancy declines.
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
Risk Concentration
The following table presents the operators and managers of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

	As of June 30, 2022		Six Months Ended June 30, 2022
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	4,000	$53,612	60.4%
Watermark Retirement Communities	14	1,753	22,360	25.2%
Avamere Health Services	5	453	9,657	10.9%
Integral Senior Living	1	44	2,424	2.7%
Arcadia Management(4)	4	572	496	0.6%
Other(5)	—	—	157	0.2%
Total	56	6,822	$88,706	100.0%
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
(4)During the three months ended June 30, 2022, we recorded rental income to the extent rental payments were received.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, our Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. From February 2019 through April 2022, we did not declare any distributions.
We may not have sufficient cash available to pay distributions at the rate we had paid during preceding periods or at all. If we pay distributions from sources other than our cash flow provided by operations, our book value may be negatively impacted and stockholders’ overall return may be reduced. In May 2022, we paid the Special Distribution, which totaled $97.0 million, from sources other than our cash flow provided by operations.
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
For the six months ended June 30, 2022, we have not repurchased any shares of our common stock.
Unregistered Sales of Equity Securities
On April 30, 2022, May 31, 2022 and June 30, 2022 we issued 218,996, 218,502 and 205,203 shares of common stock at $3.91 per share, respectively, to our Advisor as part of its asset management fee, pursuant to our advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
On June 22, 2022 we granted 16,624 shares of restricted stock units at $3.91 per share to each of our independent directors totaling an aggregate of 49,872 shares of restricted stock units, pursuant to our independent directors’ compensation plan. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
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

NorthStar Healthcare Income, Inc.
Date:	August 12, 2022	By:	/s/ RONALD J. JEANNEAULT
			Name:	Ronald J. Jeanneault
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ PAUL V. VARISANO
			Name:	Paul V. Varisano
			Title:	Chief Financial Officer and Treasurer