Form 10-Q
period 2022-09-30
NorthStar Healthcare Income, Inc.
filed 2022-11-10
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-55190
NORTHSTAR HEALTHCARE INCOME, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-3663988
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
16 East 34th Street, 18th Floor, New York, NY 10016
(Address of Principal Executive Offices, Including Zip Code)
(929) 777-3135
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
The Company has one class of common stock, $0.01 par value per share, 195,287,174 shares outstanding as of November 9, 2022.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders, successfully manage the transition to self-management and to retain our senior executives; our ability to realize substantial efficiencies as well as anticipated strategic and financial benefits of the internalization of our management function as operating costs and business disruption may be greater than expected; the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements.
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

PART I—Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$95,145	$200,473
Restricted cash	12,537	10,465
Operating real estate, net	932,730	972,599
Investments in unconsolidated ventures	205,207	212,309
Receivables, net	3,454	3,666
Intangible assets, net	2,337	2,590
Other assets	7,829	10,771
Total assets(1)	$1,259,239	$1,412,873

Liabilities
Mortgage and other notes payable, net	$915,964	$929,811
Due to related party	3,347	7,338
Escrow deposits payable	1,427	1,171
Accounts payable and accrued expenses	19,052	24,671
Other liabilities	2,392	3,064
Total liabilities(1)	942,182	966,055
Commitments and contingencies (Note 12)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 195,078,539 and 193,120,940 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,951	1,930
Additional paid-in capital	1,728,383	1,720,719
Retained earnings (accumulated deficit)	(1,410,309)	(1,277,688)
Accumulated other comprehensive income (loss)	(5,088)	(486)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	314,937	444,475
Non-controlling interests	2,120	2,343
Total equity	317,057	446,818
Total liabilities and equity	$1,259,239	$1,412,873
_______________________________________
(1)Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which NorthStar Healthcare Income, Inc. (together with its consolidated subsidiaries, the “Company”) is the sole general partner and owns approximately 99.99%. As of September 30, 2022, the Operating Partnership includes $224.2 million and $178.8 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Property and other revenues
Resident fee income	$11,274	$27,370	$32,987	$83,906
Rental income	36,165	37,006	103,001	101,669
Other revenue	300	38	457	80
Total property and other revenues	47,739	64,414	136,445	185,655
Interest income
Interest income on debt investments	—	1,067	—	4,667
Expenses
Property operating expenses	35,134	45,784	101,258	136,503
Interest expense	11,014	15,780	31,877	47,767
Transaction costs	857	—	857	54
Asset management fees - related party	2,428	2,769	7,532	8,307
General and administrative expenses	2,859	2,432	10,300	8,544
Depreciation and amortization	9,642	13,828	29,105	44,772
Impairment loss	18,500	4,600	31,502	5,386
Total expenses	80,434	85,193	212,431	251,333
Other income (loss)
Other income, net	—	—	77	6,892
Realized gain (loss) on investments and other	325	75	660	7,479
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(32,370)	(19,637)	(75,249)	(46,640)
Equity in earnings (losses) of unconsolidated ventures	2,872	7,943	39,427	17,819
Income tax expense	(15)	(59)	(45)	(85)
Net income (loss)	(29,513)	(11,753)	(35,867)	(28,906)
Net (income) loss attributable to non-controlling interests	73	100	298	(73)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(29,440)	$(11,653)	$(35,569)	$(28,979)
Net income (loss) per share of common stock, basic/diluted(1)	$(0.15)	$(0.06)	$(0.18)	$(0.15)
Weighted average number of shares of common stock outstanding, basic/diluted(1)	194,670,948	191,937,161	194,032,819	191,285,186
Distributions declared per share of common stock	$—	$—	$0.50	$—
_______________________________________
(1)     The Company issued 49,872 and 66,840 restricted stock units during the nine months ended September 30, 2022 and 2021, respectively. The impact of the restricted stock units on the diluted earnings per share calculation is de minimis for the three and nine months ended September 30, 2022 and 2021.

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(29,513)	$(11,753)	$(35,867)	$(28,906)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(1,664)	(671)	(4,602)	(1,253)
Total other comprehensive income (loss)	(1,664)	(671)	(4,602)	(1,253)
Comprehensive income (loss)	(31,177)	(12,424)	(40,469)	(30,159)
Comprehensive (income) loss attributable to non-controlling interests	73	100	298	(73)
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(31,104)	$(12,324)	$(40,171)	$(30,232)

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	193,121	$1,930	$1,720,719	$(1,277,688)	$(486)	$444,475	$2,343	$446,818
Share-based payment of advisor asset management fees	698	7	2,722	—	—	2,729	—	2,729
Amortization of equity-based compensation	—	—	15	—	—	15	—	15
Non-controlling interests - contributions	—	—	—	—	—	—	64	64
Non-controlling interests - distributions	—	—	—	—	—	—	(53)	(53)
Other comprehensive income (loss)	—	—	—	—	(568)	(568)	—	(568)
Net income (loss)	—	—	—	(12,936)	—	(12,936)	(45)	(12,981)
Balance as of March 31, 2022 (Unaudited)	193,819	$1,937	$1,723,456	$(1,290,624)	$(1,054)	$433,715	$2,309	$436,024
Share-based payment of advisor asset management fees	637	8	2,507	—	—	2,515	—	2,515
Amortization of equity-based compensation	—	—	13	—	—	13	—	13
Non-controlling interests - contributions	—	—	—	—	—	—	113	113
Non-controlling interests - distributions	—	—	—	—	—	—	(61)	(61)
Distributions declared	—	—	—	(97,052)	—	(97,052)	—	(97,052)
Other comprehensive income (loss)	—	—	—	—	(2,370)	(2,370)	—	(2,370)
Net income (loss)	—	—	—	6,807	—	6,807	(180)	6,627
Balance as of June 30, 2022 (Unaudited)	194,456	$1,945	$1,725,976	$(1,380,869)	$(3,424)	$343,628	$2,181	$345,809
Share-based payment of advisor asset management fees	623	6	2,407	—	—	2,413	—	2,413
Non-controlling interests - contributions	—	—	—	—	—	—	86	86
Non-controlling interests - distributions	—	—	—	—	—	—	(74)	(74)
Other comprehensive income (loss)	—	—	—	—	(1,664)	(1,664)	—	(1,664)
Net income (loss)	—	—	—	(29,440)	—	(29,440)	(73)	(29,513)
Balance as of September 30, 2022 (Unaudited)	195,079	$1,951	$1,728,383	$(1,410,309)	$(5,088)	$314,937	$2,120	$317,057

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(35,867)	$(28,906)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	(39,427)	(17,819)
Depreciation and amortization	29,105	44,772
Impairment loss	31,502	5,386
Amortization of below market debt	2,428	2,369
Straight-line rental (income) loss, net	—	7,432
Amortization of discount/accretion of premium on investments	—	(697)
Amortization of deferred financing costs	475	1,354
Amortization of equity-based compensation	150	142
Paid-in-kind interest on real estate debt investment	—	(194)
Realized (gain) loss on investments and other	(660)	(7,479)
Change in allowance for uncollectible accounts	326	108
Issuance of common stock as payment for asset management fees	7,532	7,769
Changes in assets and liabilities:
Receivables	(114)	1,191
Other assets	3,583	(7,560)
Due to related party	(3,868)	(5,421)
Escrow deposits payable	256	1,758
Accounts payable and accrued expenses	(8,727)	(8,866)
Other liabilities	(298)	306
Net cash (used in) provided by operating activities	(13,604)	(4,355)
Cash flows from investing activities:
Capital expenditures for operating real estate	(17,924)	(17,344)
Sales of operating real estate	—	28,078
Repayment of real estate debt investment	—	74,376
Investments in unconsolidated ventures	—	(400)
Distributions from unconsolidated ventures	42,173	6,971
Real estate debt investment modification fee	—	686
Net cash provided by (used in) investing activities	24,249	92,367
Cash flows from financing activities:
Borrowings from mortgage notes	—	26,000
Repayments of mortgage notes	(16,514)	(61,121)
Repayment of borrowings from line of credit - related party	—	(35,000)
Payment of deferred financing costs	(36)	(708)
Payments under finance leases	(408)	(446)
Distributions paid on common stock	(97,018)	—
Contributions from non-controlling interests	263	645
Distributions to non-controlling interests	(188)	(428)
Net cash (used in) provided by financing activities	(113,901)	(71,058)
Net increase (decrease) in cash, cash equivalents and restricted cash	(103,256)	16,954
Cash, cash equivalents and restricted cash-beginning of period	210,938	93,570
Cash, cash equivalents and restricted cash-end of period	$107,682	$110,524

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$28,625	$50,277
Cash paid for income taxes	41	45
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$2,561	$1,391
Assets acquired under finance leases	—	144
Assets acquired under operating leases	—	100
Reclassification of assets held for sale	—	488,241

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Organization
NorthStar Healthcare Income, Inc., together with its consolidated subsidiaries (the “Company”), manages a diversified portfolio of investments in healthcare real estate, owned directly or through joint ventures, with a focus on the seniors housing sector, which the Company defines as assisted living (“ALF”), memory care (“MCF”), skilled nursing (“SNF”), independent living facilities (“ILF”) and continuing care retirement communities (“CCRC”), which have ILF, ALF, SNF, and MCF available on one campus. The Company is also invested in other healthcare property types, including medical office buildings (“MOB”), hospitals, rehabilitation facilities and ancillary healthcare services businesses. The Company’s investments are predominantly in the United States, but through a joint venture it also has international investments in the United Kingdom.
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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”). NorthStar Healthcare Income Advisor, LLC invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of September 30, 2022, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
Since inception through October 21, 2022, the Company was externally managed by CNI NSHC Advisors, LLC or its predecessor (the “Advisor”), an affiliate of NRF Holdco, LLC (the “Sponsor”). The Advisor was responsible for managing the Company’s operations, subject to the supervision of the Company’s board of directors, pursuant to an advisory agreement. On October 21, 2022, the Company completed the internalization of the Company’s management function (the “Internalization”). In connection with the Internalization, the Company agreed with the Advisor to terminate the advisory agreement and arranged for the Advisor to continue to provide certain services for a transition period. Going forward, the Company will be self-managed under the leadership of Kendall Young, who was appointed by the board of directors as Chief Executive Officer and President concurrent with the Internalization. Refer to Note 13, “Subsequent Events” for further discussion.
From inception through September 30, 2022, the Company raised $2.0 billion in total gross proceeds from the sale of shares of common stock in its continuous, public offerings (the “Offering”), including $232.6 million pursuant to its distribution reinvestment plan (the “DRP”).
Impact of COVID-19
The Company's healthcare real estate business and investments have been challenged by suboptimal occupancy levels, lower labor force participation rates, which has driven increased labor costs, and inflationary pressures on other operating expenses.
These lasting effects from the response to the coronavirus 2019 (“COVID-19”) pandemic will continue to impact Company’s operational and financial performance. An extended recovery period increases the risk of a prolonged negative impact on the Company’s financial condition and results of operations. While the Company has the ability to meet its near term liquidity needs, general market concerns over credit and liquidity continue, and the effects of COVID-19 may also lead to heightened risk of litigation, with an ensuing increase in litigation and related costs.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At this time, the progression of the global economic recovery remains difficult for the Company to assess and estimate the future impact on the Company's results of operations. Accordingly, any estimates as reflected or discussed in these financial statements are based upon the Company's best estimates using information known to the Company as of the date of this Quarterly Report on Form 10-Q, and such estimates may change, the effects of which could be material. The Company will continue to monitor the progression of the economic recovery and reassess its effects on the Company’s results of operations and recoverability of value across its assets as conditions change.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 30, 2022, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of September 30, 2022 is $214.2 million related to such consolidated VIEs. Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of September 30, 2022 is $173.8 million, collateralized by the real estate assets of the related consolidated VIEs.
Unconsolidated VIEs
As of September 30, 2022, the Company identified unconsolidated VIEs related to its real estate equity investments with a carrying value of $205.2 million. The Company’s maximum exposure to loss as of September 30, 2022 would not exceed the carrying value of its investment in the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of September 30, 2022. The Company did not provide financial support to its unconsolidated VIEs during the nine months ended September 30, 2022. As of September 30, 2022, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	September 30, 2022 (Unaudited)	December 31, 2021
Cash and cash equivalents	$95,145	$200,473
Restricted cash	12,537	10,465
Total cash, cash equivalents and restricted cash	$107,682	$210,938
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment which are included in operating real estate, net on the Company’s consolidated balance sheets. As of September 30, 2022, furniture, fixtures and equipment under finance leases totaled $2.5 million. The leased equipment is amortized on a straight-line basis. Payments for finance leases totaled $0.4 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively, including assets that were disposed of through portfolio sales.
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

October 1 through December 31, 2022	$69
Years Ending December 31:
2023	93
2024	60
2025	29
2026	24
Thereafter	28
Total minimum lease payments	$303
Less: Amount representing interest	(29)
Present value of minimum lease payments	$274
The weighted average interest rate related to the finance lease obligations is 7.2% with a weighted average lease term of 3.4 years.
As of September 30, 2022, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Identified intangible assets are recorded in intangible assets, net on the consolidated balance sheets. Intangible assets relate to the Company’s in-place lease values for the Company’s four net lease properties. The following table presents intangible assets, net (dollars in thousands):

	September 30, 2022 (Unaudited)	December 31, 2021
In-place lease value	$120,149	$120,149
Less: Accumulated amortization	(117,812)	(117,559)
Intangible assets, net	$2,337	$2,590
The Company recorded $0.1 million and $0.3 million of amortization expense for in-place leases for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, amortization expense for in-place leases and deferred costs was $0.3 million and $1.3 million, respectively.
The following table presents future amortization of in-place lease value (dollars in thousands):

October 1 through December 31, 2022	$84
Years Ending December 31:
2023	337
2024	337
2025	337
2026	337
Thereafter	905
Total	$2,337
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
Revenue from operators and residents is recognized at lease commencement only to the extent collection is expected to be probable. This assessment is based on several qualitative and quantitative factors, including and as appropriate, the payment history, ability to satisfy its lease obligations, the value of the underlying collateral or deposit, if any, and current economic conditions. If collection is assessed to not be probable thereafter, lease income recognized is limited to amounts collected, with the reversal of any revenue recognized to date in excess of amounts received. If collection is subsequently reassessed to be probable, revenue is adjusted to reflect the amount that would have been recognized had collection always been assessed as probable.
The operator of the Company’s remaining four net lease properties failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the foreseeable future. For the nine months ended September 30, 2022, the Company recorded rental income to the extent rental payments were received.
For the three months ended September 30, 2022 and 2021, total property and other revenues includes variable lease revenue of $2.1 million and $3.5 million, respectively. For the nine months ended September 30, 2022 and 2021, total property and other

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
revenue includes variable lease revenue of $9.2 million and $10.1 million, respectively. Variable lease revenue includes ancillary services provided to operator/residents, as well as non-recurring services and fees at the Company’s operating facilities.
The Company did not receive or recognize any grant income from the Provider Relief Fund administered by the U.S. Department of Health and Human Services during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company recognized $7.4 million of grant income. The grant income is classified as other income, net in the consolidated statements of operations. These grants are intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Provided that the Company attests to and complies with certain terms and conditions of the grants, the Company will not be required to repay these grants in the future.
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
The Company considered the potential impact of the lasting effects of the COVID-19 pandemic, inflation, rising interest rates, risk of recession and other economic conditions on the future net operating income of its healthcare real estate held for investment as an indicator of impairment. Fair values were estimated based upon the income capitalization approach, using net operating income for each property and applying indicative capitalization rates.
During the nine months ended September 30, 2022, the Company recorded impairment losses on its operating real estate totaling $31.5 million. The Company recorded impairment losses of $18.5 million, $8.5 million and $3.9 million for facilities in its Arbors, Winterfell and Rochester portfolios, respectively, as a result of declining operating margins and lower projected future cash flows. In addition, the Company recorded impairment losses totaling $0.6 million for property damage sustained by facilities in its Winterfell portfolio. During the nine months ended September 30, 2021, the Company recorded impairment losses totaling $5.4 million, consisting of $4.6 million recognized for one independent living facility within its Winterfell portfolio and $0.8 million for its Smyrna net lease property, which was sold in May 2021.

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
During the nine months ended September 30, 2022, the Company did not impair any of its investments in unconsolidated ventures, however, the underlying joint ventures recorded impairments and reserves on properties in their respective portfolios, which the Company recognized through equity in earnings (losses), of which the Company’s proportionate share was de minimis. During the nine months ended September 30, 2021, the Company did not impair any of its investments in unconsolidated ventures, nor did the underlying joint ventures record any impairments or reserves on properties in their respective portfolios.
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
As of September 30, 2022, the Company has not recorded an allowance for credit losses on its receivables.
Acquisition Fees and Expenses
The total of all acquisition fees and expenses for an investment, including acquisition fees to the Advisor, cannot exceed, in the aggregate, 6.0% of the contract purchase price of such investment unless such excess is approved by a majority of the Company’s directors, including a majority of its independent directors. The Company records as an expense for certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidates the asset and capitalizes these costs for transactions deemed to be acquisitions of an asset, including an equity investment. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments. On October 21, 2022, the advisory agreement was terminated. Refer to Note 13, “Subsequent Events” for further discussion.
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
Certain subsidiaries of the Company are subject to taxation by federal and state authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of September 30, 2022 totaled $14.5 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $15,000 and $45,000 for the three and nine months ended September 30, 2022, respectively. The Company recorded an income tax expense of approximately $59,000 and $85,000 for the three and nine months ended September 30, 2021, respectively.
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
As of September 30, 2022 and December 31, 2021, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which are reflected as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations.
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
Certain Leases with Variable Lease Payments—In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The guidance in ASU No. 2021-05 amends the lease classification requirements for the lessors under certain leases containing variable payments to align with practice under ASC 840. Under the guidance, the lessor should classify and account for a lease with variable lease payments that does not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in ASC No. 842-10-25-2 through 25-3; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU No. 2021-05 are effective for fiscal years beginning after December 15, 2021. The Company adopted ASU No. 2021-05 on January 1, 2022, with no transitional impact upon adoption.
Future Application of Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance in ASU No. 2020-04 is optional, the election of which provides temporary relief for the accounting effects on contracts, hedging relationships and other transactions impacted by the transition from interbank offered rates (such as London Interbank Offered Rate (“LIBOR”)) to alternative reference rates (such as Secured Overnight Financing Rate). Modification of contractual terms to effect the reference rate reform transition on debt, leases, derivatives and other contracts is eligible for relief from modification accounting and accounted for as a continuation of the existing contract. ASU No. 2020-04 is effective upon issuance through December 31, 2022, and may be applied retrospectively to January 1, 2020. The Company may elect practical expedients or exceptions as applicable over time as reference rate reform activities occur.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	September 30, 2022 (Unaudited)	December 31, 2021
Land	$121,518	$121,518
Land improvements	18,453	17,798
Buildings and improvements	945,526	965,630
Tenant improvements	322	—
Construction in progress	12,154	8,141
Furniture, fixtures and equipment	88,910	84,813
Subtotal	$1,186,883	$1,197,900
Less: Accumulated depreciation	(254,153)	(225,301)
Operating real estate, net	$932,730	$972,599
For the three and nine months ended September 30, 2022, depreciation expense was $9.6 million and $28.9 million, respectively. For the three and nine months ended September 30, 2021, depreciation expense was $13.5 million and $43.5 million, respectively.
Within the table above, buildings and improvements have been reduced by accumulated impairment losses of $181.2 million and $149.7 million as of September 30, 2022 and December 31, 2021, respectively. Impairment loss, as presented on the consolidated statements of operations, totaled $31.5 million and $5.4 million for the nine months ended September 30, 2022 and 2021, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
4. Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following table presents the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value(1)
Portfolio	Acquisition Date	Ownership	September 30, 2022 (Unaudited)	December 31, 2021
Trilogy	Dec-2015	23.2%	$130,224	$126,366
Diversified US/UK	Dec-2014	14.3%	69,815	80,766
Eclipse	May-2014	5.6%	3,295	4,856
Espresso(2)	Jul-2015	36.7%	1,593	—
Subtotal			$204,927	$211,988
Solstice(3)	Jul-2017	20.0%	280	321
Total			$205,207	$212,309
_______________________________________
(1)Includes $1.3 million, $13.4 million and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse, Diversified US/UK, and Trilogy joint ventures, respectively.
(2)As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its investment in Espresso was reduced to zero in the fourth quarter of 2018. The Company recognized its proportionate share of earnings and losses of the Espresso joint venture through the carrying value of its mezzanine loan debt investment, which was originated to a subsidiary of the Espresso joint venture, through the time of its repayment in August 2021. During the nine months ended September 30, 2022, the Espresso joint venture recognized gains on sub-portfolio sales, which increased the Company’s carrying value in its investment as of September 30, 2022.
(3)Represents investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the results of the Company’s investment in unconsolidated ventures (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Trilogy	$6,052	$2,300	$763	$—	$10,757	$6,900	$(2,839)	$—
Diversified US/UK	(2,611)	358	(330)	966	(4,060)	2,290	(2,387)	3,256
Eclipse	(344)	—	(194)	2,898	(940)	620	3,739	2,898
Espresso(1)	(242)	1,375	7,693	—	33,711	32,363	18,636	—
Envoy	—	—	—	78	—	—	740	817
Subtotal	$2,855	$4,033	$7,932	$3,942	$39,468	$42,173	$17,889	$6,971
Solstice	17	—	11	—	(41)	—	(70)	—
Total	$2,872	$4,033	$7,943	$3,942	$39,427	$42,173	$17,819	$6,971
_______________________________________
(1)During the nine months ended September 30, 2022, the Espresso joint venture recognized net gains related to sub-portfolio sales, of which the Company’s proportionate share totaled $32.0 million. The Company was distributed its proportionate share of the net proceeds generated from the sales totaling $27.4 million.
Summarized Financial Data
The following table presents the Trilogy unconsolidated venture’s balance sheets as of September 30, 2022 and December 31, 2021 and statements of operations for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	September 30, 2022 (Unaudited)	December 31, 2021		Three Months Ended September 30,		Nine Months Ended September 30,
				2022	2021	2022	2021
Assets
Operating real estate, net	$1,364,535	$1,271,376	Total revenues	$328,072	$264,848	$895,722	$753,056
Other assets	755,164	575,573	Net income (loss)	$26,081	$3,298	$46,361	$(12,199)
Total assets	$2,119,699	$1,846,949

Liabilities and equity
Total liabilities	$1,583,870	$1,327,531
Equity	535,829	519,418
Total liabilities and equity	$2,119,699	$1,846,949

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. Borrowings
The following table presents the Company’s mortgage and other notes payable (dollars in thousands):

				September 30, 2022 (Unaudited)		December 31, 2021
	Recourse vs. Non-Recourse	Initial Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Watermark Aqua Portfolio
Frisco, TX(3)	Non-recourse	Feb 2026	3.0%	$26,000	$25,527	$26,000	$25,431
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,394	18,169	18,661	18,388
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	18,385	18,338	18,911	18,853
Rochester, NY(4)	Non-recourse	Aug 2027	LIBOR + 2.34%	101,081	100,443	101,224	100,495
Rochester, NY	Non-recourse	Aug 2023	LIBOR + 2.90%	11,383	11,354	11,732	11,716
Arbors Portfolio(5)
Various locations	Non-recourse	Feb 2025	3.99%	83,919	83,498	85,369	84,799
Winterfell Portfolio(6)
Various locations	Non-recourse	Jun 2025	4.17%	599,574	590,652	608,810	597,460
Avamere Portfolio(7)
Various locations	Non-recourse	Feb 2027	4.66%	68,314	67,983	69,144	68,755
Subtotal mortgage notes payable, net				$927,050	$915,964	$939,851	$925,897
Other notes payable
Oak Cottage
Santa Barbara, CA(8)	Non-recourse	Repaid	6.00%	$—	$—	$3,914	$3,914
Subtotal other notes payable, net				$—	$—	$3,914	$3,914
Total mortgage and other notes payable, net				$927,050	$915,964	$943,765	$929,811
_______________________________________
(1)Floating-rate borrowings total $130.9 million of principal outstanding and reference one-month LIBOR.
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
(8)In June 2022, the Company repaid the outstanding financing on the Oak Cottage portfolio at discounted payoff of $3.7 million.
The following table presents future scheduled principal payments on mortgage and other notes payable based on initial maturity (dollars in thousands):

October 1 through December 31, 2022	$4,948
Years Ending December 31:
2023	31,032
2024	20,406
2025	670,302
2026	46,964
Thereafter	153,398
Total	$927,050

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 30, 2022, the operator for the Arbors portfolio failed to remit contractual rent and comply with other contractual terms of its lease agreements, which resulted in defaults under the operator’s leases, which in turn, resulted in a non-monetary default under the mortgage notes collateralized by the properties. During the nine months ended September 30, 2022, the Company remitted contractual debt service and is in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
The financial covenant requirements under a mortgage note secured by a property in the Rochester portfolio have been waived by the lender through December 31, 2022. During the nine months ended September 30, 2022, the Company remitted contractual debt service and is in compliance with the other contractual terms under the mortgage note. As of September 30, 2022, the mortgage note payable had an outstanding principal balance of $18.4 million, which matures in February 2025. The mortgage note payable is not cross collateralized by the other properties in the Rochester portfolio.
Line of Credit - Related Party
In October 2017, the Company obtained a revolving line of credit from an affiliate of the Sponsor (the “Sponsor Line”). As of September 30, 2022, the Sponsor Line had a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR and had a maturity date of February 2024. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Sponsor Line. The Sponsor Line was terminated on October 21, 2022 in connection with the termination of the advisory agreement. No amounts were outstanding under the Sponsor Line at the time of termination. Refer to Note 13, “Subsequent Events” for further discussion.
6. Related Party Arrangements
Advisor
Prior to the Internalization, the Advisor was responsible for managing the Company’s affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on behalf of the Company. For such services, to the extent permitted by law and regulations, the Advisor received fees and reimbursements from the Company. Pursuant to the advisory agreement, the Advisor could defer or waive fees in its discretion.
In connection with the Internalization, the advisory agreement was terminated on October 21, 2022. Refer to Note 13, “Subsequent Events” for further discussion.
Fees to Advisor
Asset Management Fee
Prior to the termination of the advisory agreement, the Advisor received a monthly asset management fee equal to one-twelfth of 1.5% of the Company’s most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by the board of directors in connection with a sale, transfer or other disposition of a substantial portion of the Company’s assets. From January 1, 2022 through the October 21, 2022 termination of the advisory agreement, the fee was reduced if the Company’s corporate cash balance exceeded $75.0 million, subject to the terms and conditions set forth in the advisory agreement.
Effective July 1, 2021, the asset management fee was paid entirely in shares of the Company’s common stock at a price per share equal to the most recently published net asset value per share.
Acquisition Fee
Effective January 1, 2018, the Advisor no longer received an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Disposition Fee
Effective June 30, 2020, the Advisor no longer had the potential to receive a disposition fee in connection with the sale of real estate properties or debt investments.
Reimbursements to Advisor
Operating Costs
Prior to the termination of the advisory agreement, the Advisor was entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to the Company. The Advisor allocated, in good faith, indirect costs to the Company related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs included the Company’s allocable share of the Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spent all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also included rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there was no reimbursement for personnel costs related to executive officers (although reimbursement for certain executive officers of the Advisor was permissible) and other personnel involved in activities for which the Advisor received an acquisition fee or a disposition fee. The Advisor allocated these costs to the Company relative to its and its affiliates’ other managed companies in good faith and reviewed the allocation with the Company’s board of directors, including its independent directors. The Advisor updated the board of directors on a quarterly basis of any material changes to the expense allocation and provided a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors.
The Company reimbursed the Advisor quarterly for operating costs (including the asset management fee) based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company could reimburse the Advisor for expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The Company had calculated the expense reimbursement quarterly based upon the trailing twelve-month period. As of September 30, 2022, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.
As of September 30, 2022, the outstanding operating costs reimbursable to the Advisor totaled $2.5 million and were reimbursed by the Company during the fourth quarter of 2022. The Advisor continued to incur direct and indirect operating costs on behalf of the Company through the termination of the advisory agreement on October 21, 2022. In addition, the Company will pay the Advisor’s costs for certain services for a transition period. Refer to Note 13, “Subsequent Events” for further discussion.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2021	Nine months Ended September 30, 2022		Due to Related Party as of September 30, 2022 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management fees-related party	$937	$7,532	$(7,657)	$812
Reimbursements to Advisor Entities
Operating costs	General and administrative expenses	6,401	8,789	(12,655)	2,535
Total		$7,338	$16,321	$(20,312)	$3,347
Pursuant to the advisory agreement, for the nine months ended September 30, 2022, the Company issued 2.0 million shares totaling $7.7 million, based on the estimated value per share on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee. The Company will issue shares to satisfy outstanding asset management fees incurred and payable through the termination of the advisory agreement on October 21, 2022. As of September 30, 2022, the Advisor, the Sponsor and their affiliates owned a total of 9.4 million shares, or $36.6 million of the Company’s common stock based on the Company’s most recent estimated value per share. As of September 30, 2022, the Advisor, the Sponsor and their affiliates owned 4.8% of the total outstanding shares of the Company’s common stock.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Incentive Fee
The Special Unit Holder, an affiliate of the Advisor, is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through September 30, 2022, the Special Unit Holder has not received any incentive fees from the Company.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the nine months ended September 30, 2022, the Company recognized property management fee expense of $4.1 million paid to Solstice related to the Winterfell portfolio.
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
Line of Credit - Related Party
The Company had a Sponsor Line, which provided up to $35.0 million at an interest rate of 3.5% plus LIBOR. The Sponsor Line was terminated on October 21, 2022 in connection with the termination of the advisory agreement. Refer to Note 13, “Subsequent Events” for further discussion.
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
Pursuant to the Plan, as of September 30, 2022, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 116,712 restricted stock units totaling $1.3 million and $0.5 million, respectively, based on the share price on the date of each grant.
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
The Company recognized equity-based compensation expense of $56,875 and $55,625 for the three months ended September 30, 2022 and 2021, respectively, and $150,042 and $174,458 for the nine months ended September 30, 2022 and 2021, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted common stock and restricted stock units totaled $268,125 and $223,167 as of September 30, 2022 and December 31, 2021, respectively. The Company had 4,800 shares of restricted common stock that were unvested as of December 31, 2021 and have fully vested as of September 30, 2022. Unvested restricted stock units totaled 68,703 and 50,130 as of September 30, 2022 and December 31, 2021, respectively.

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
Refer to Part II, Item 5. “Other Items” for additional details on the Company’s most recent published estimated value per share of common stock.
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
Since inception, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP. For the nine months ended September 30, 2022, the Company has not issued shares of common stock pursuant to the DRP.
Distributions
Effective February 1, 2019, the Company’s board of directors determined to suspend recurring distributions in order to preserve capital and liquidity.
On April 20, 2022, the Company’s board of directors declared a special distribution of $0.50 per share (the “Special Distribution”) for each stockholder of record on May 2, 2022 totaling $97.1 million. On or around May 5, 2022, $97.0 million of the Special Distribution was paid in cash and an outstanding distribution payable as of September 30, 2022 is attributable to restricted stock units and will be paid upon the conversion of the units to shares of the Company’s common stock. The outstanding distribution payable of $33,419 is recorded as other liabilities on the accompanying consolidated balance sheets as of September 30, 2022.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). The Company did not have REIT taxable income for its taxable year ending December 31, 2021, therefore, it was not required to make distributions to its stockholders in 2021 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2021 and includes a net operating loss carry-forward of $226.5 million.
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
In April 2020, the Company’s board of directors determined to suspend all repurchases under the Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity and has not repurchased any shares during the nine months ended September 30, 2022.
The Company previously funded repurchase requests with cash on hand, borrowings or other available capital.
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three and nine months ended September 30, 2022 and 2021 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively. Net loss attributable to the other non-controlling interests was $0.1 million for the three months ended September 30, 2021 and net income attributable to the other non-controlling interests was $0.1 million for the nine months ended September 30, 2021.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	September 30, 2022 (Unaudited)			December 31, 2021
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial liabilities:(1)
Mortgage and other notes payable, net	$927,050	$915,964	$883,040	$943,765	$929,811	$889,485
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
Mortgage and Other Notes Payable
The Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury and LIBOR rates as of the end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Derivative Instruments
For certain mortgage notes payable, the Company has interest rate caps with fair values that are de minimis as of September 30, 2022.
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
The following table summarizes the fair value, measured at the time of impairment, of Level 3 assets which have been measured at fair value on a nonrecurring basis during the periods presented and the associated impairment losses (dollars in thousands):

	September 30, 2022 (Unaudited)		December 31, 2021
	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Operating real estate, net(1)	$80,931	$30,900	$11,793	$5,386
_______________________________________
(1)During the nine months ended September 30, 2022, the Company recorded impairment losses totaling $0.6 million for property damage sustained by facilities in its Winterfell portfolio. The fair value and impairment losses of these facilities are excluded from the table as of September 30, 2022.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Operating Real Estate, Net
Operating real estate that is impaired is carried at fair value at the time of impairment. Impairment was driven by various factors that impacted undiscounted future net cash flows, including declines in operating performance, market growth assumptions, and expected margins to be generated by the properties. Fair value of impaired operating real estate was estimated based upon various approaches including discounted cash flow analysis using terminal capitalization rates ranging from 6.0% to 8.0% and discount rates ranging from 8.5% to 10.5%, third party appraisals and offer prices.
Assets Held For Sale
Assets held for sale are carried at the lower of amortized cost or fair value. Assets held for sale that were written down to fair value were generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, fair value of real estate held for sale is reduced for estimated selling costs. As of September 30, 2022 and December 31, 2021, the Company did not have any assets classified as held for sale.
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
•Debt Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate. The Company’s remaining mezzanine loan was repaid in August 2021.
•Corporate - The corporate segment includes corporate level asset management fees - related party and general and administrative expenses.
The Company primarily generates rental and resident fee income from its direct investments. Additionally, the Company reports its proportionate interest of revenues and expenses from unconsolidated investments through equity in earnings (losses) of unconsolidated ventures. During the three and nine months ended September 30, 2021, the Company generated interest income on its real estate debt investment.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Three Months Ended September 30, 2022	Net Lease	Operating	Unconsolidated Investments	Debt Investment	Corporate(1)	Total
Property and other revenues	$724	$46,715	$—	$—	$300	$47,739
Interest income on debt investments	—	—	—	—	—	—
Property operating expenses	—	(35,134)	—	—	—	(35,134)
Interest expense	(907)	(10,107)	—	—	—	(11,014)
Transaction costs	—	—	—	—	(857)	(857)
Asset management fees - related party	—	—	—	—	(2,428)	(2,428)
General and administrative expenses	—	(8)	—	—	(2,851)	(2,859)
Depreciation and amortization	(870)	(8,772)	—	—	—	(9,642)
Impairment loss	(18,500)	—	—	—	—	(18,500)
Other income, net	—	—	—	—	—	—
Realized gain (loss) on investments and other	—	325	—	—	—	325
Equity in earnings (losses) of unconsolidated ventures	—	—	2,872	—	—	2,872
Income tax expense	—	(15)	—	—	—	(15)
Net income (loss)	$(19,553)	$(6,996)	$2,872	$—	$(5,836)	$(29,513)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

	Direct Investments
Three Months Ended September 30, 2021	Net Lease	Operating	Unconsolidated Investments	Debt Investment	Corporate(1)	Total
Property and other revenues	$6,012	$58,364	$—	$—	$38	$64,414
Interest income on debt investments	—	—	—	1,067	—	1,067
Real estate properties - operating expenses	—	(45,784)	—	—	—	(45,784)
Interest expense	(2,907)	(12,768)	—	—	(105)	(15,780)
Transaction costs	—	—	—	—	—	—
Asset management fees - related party	—	—	—	—	(2,769)	(2,769)
General and administrative expenses	(64)	(111)	—	—	(2,257)	(2,432)
Depreciation and amortization	(3,027)	(10,801)	—	—	—	(13,828)
Impairment loss	—	(4,600)	—	—	—	(4,600)
Other income, net	—	—	—	—	—	—
Realized gain (loss) on investments and other	—	—	75	—	—	75
Equity in earnings (losses) of unconsolidated ventures	—	—	7,943	—	—	7,943
Income tax benefit (expense)	—	(59)	—	—	—	(59)
Net income (loss)	$14	$(15,759)	$8,018	$1,067	$(5,093)	$(11,753)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Nine Months Ended September 30, 2022	Net Lease	Operating	Unconsolidated Investments	Debt Investment	Corporate(1)	Total
Property and other revenues	$1,220	$134,768	$—	$—	$457	$136,445
Interest income on debt investments	—	—	—	—	—	—
Property operating expenses	(35)	(101,223)	—	—	—	(101,258)
Interest expense	(2,708)	(29,169)	—	—	—	(31,877)
Transaction costs	—	—	—	—	(857)	(857)
Asset management fees - related party	—	—	—	—	(7,532)	(7,532)
General and administrative expenses	—	(24)	—	—	(10,276)	(10,300)
Depreciation and amortization	(2,601)	(26,504)	—	—	—	(29,105)
Impairment loss	(18,500)	(13,002)	—	—	—	(31,502)
Other income, net	—	77	—	—	—	77
Realized gain (loss) on investments and other	(206)	620	246	—	—	660
Equity in earnings (losses) of unconsolidated ventures	—	—	39,427	—	—	39,427
Income tax expense	—	(45)	—	—	—	(45)
Net income (loss)	$(22,830)	$(34,502)	$39,673	$—	$(18,208)	$(35,867)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

	Direct Investments
Nine Months Ended September 30, 2021	Net Lease	Operating	Unconsolidated Investments	Debt Investment	Corporate(1)	Total
Property and other revenues	$10,942	$174,633	$—	$—	$80	$185,655
Interest income on debt investments	—	—	—	4,667	—	4,667
Property operating expenses	(25)	(136,478)	—	—	—	(136,503)
Interest expense	(8,670)	(38,355)	—	—	(742)	(47,767)
Transaction costs	—	(54)	—	—	—	(54)
Asset management fees - related party	—	—	—	—	(8,307)	(8,307)
General and administrative expenses	(171)	(225)	—	—	(8,148)	(8,544)
Depreciation and amortization	(10,887)	(33,885)	—	—	—	(44,772)
Impairment loss	(786)	(4,600)	—	—	—	(5,386)
Other income, net	—	6,892	—	—	—	6,892
Realized gain (loss) on investments and other	(159)	7,563	75	—	—	7,479
Equity in earnings (losses) of unconsolidated ventures	—	—	17,819	—	—	17,819
Income tax benefit (expense)	—	(85)	—	—	—	(85)
Net income (loss)	$(9,756)	$(24,594)	$17,894	$4,667	$(17,117)	$(28,906)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt Investment	Corporate(1)	Total
September 30, 2022 (Unaudited)	$84,668	$891,283	$205,207	$—	$78,081	$1,259,239
December 31, 2021	104,809	908,517	212,309	—	187,238	1,412,873
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the operators and managers of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

	As of September 30, 2022		Nine Months Ended September 30, 2022
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	4,000	$82,607	60.5%
Watermark Retirement Communities	14	1,753	33,770	24.8%
Avamere Health Services	5	453	14,764	10.8%
Integral Senior Living	1	44	3,628	2.7%
Arcadia Management(4)	4	572	1,220	0.9%
Other(5)	—	—	456	0.3%
Total	56	6,822	$136,445	100.0%
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
(4)During the nine months ended September 30, 2022, the Company recorded rental income to the extent payments were received.
(5)Consists primarily of interest income earned on corporate-level cash accounts.

12. Commitments and Contingencies
As of September 30, 2022, the Company believes there are no material contingencies that would affect its results of operations, cash flows or financial position.
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
13.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to September 30, 2022 through the issuance of the consolidated financial statements.
Internalization
On October 21, 2022, the Company completed the Internalization. In connection with the Internalization, on October 21, 2022, the Company entered into a Termination Agreement with the Advisor, the Sponsor and the Operating Partnership, which provides for the immediate termination of the advisory agreement, as well as the final settlement of any amounts owing under the advisory agreement and the transition of certain employees from the Advisor to the Company (including our assumption of certain related employment liabilities). In addition, the Advisor agreed to vote its shares of the Company’s common stock in favor of the director nominees recommended by the board of directors and say-on-pay at the first annual meeting following the Internalization, provided the Advisor retains a minimum share ownership. No termination fee will be paid by the Company to the Advisor in connection with the Internalization.
Sponsor Line of Credit
In connection with the termination of the advisory agreement, the Company’s Sponsor Line was terminated on October 21, 2022. No amounts were outstanding under the Sponsor Line at the time of termination.
Transition Services Agreement
In connection with the Internalization, on October 21, 2022, the Company, the Operating Partnership and the Advisor entered into a Transition Services Agreement (the “TSA”) to facilitate an orderly transition of the Company’s management of its operations. The TSA provides for, among other things, the Advisor to provide certain services for a transition period of up to six months following the Internalization, with the Operating Partnership having the option to extend the initial term once for up to three months. Treasury and accounts payable services will be provided for 12 months and will continue until either party provides at least six months’ notice of termination. The services primarily include technology, insurance, legal, treasury and accounts payable services. The Company will reimburse the Advisor for costs to provide the services, including the allocated cost of employee wages and compensation and incurred out-of-pocket expenses.
Distribution from Unconsolidated Venture
In October 2022, the Espresso joint venture completed the sale of 17 properties. As result of the sale, the Company received a distribution totaling $22.3 million in November 2022.

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
Overview
We manage a diversified portfolio of investments in healthcare real estate, owned directly or through joint ventures, with a focus on the seniors housing sector, which we define as assisted living, or ALF, memory care, or MCF, skilled nursing, or SNF, and independent living facilities, or ILF, and continuing care retirement communities, or CCRC, which have ILF, ALF, SNF, and MCF available on one campus. We are also invested in other healthcare property types, including medical office buildings, or MOB, hospitals, rehabilitation facilities and ancillary healthcare services businesses. Our investments are predominantly in the United States, but we have international investments through a joint venture.
We were formed in October 2010 as a Maryland corporation and commenced operations in February 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
Since inception through October 21, 2022, we were externally managed by CNI NSHC Advisors, LLC or its predecessor, or the Advisor, an affiliate of NRF Holdco, LLC, or the Sponsor. The Advisor was responsible for managing our operations, subject to the supervision of our board of directors, pursuant to an advisory agreement. On October 21, 2022, we completed the internalization of our management function, or the Internalization. In connection with the Internalization, we agreed with the Advisor to terminate the advisory agreement and arranged for the Advisor to continue to provide certain services for a transition period. Going forward, we will be self-managed under the leadership of Kendall Young, who was appointed by the board of directors as Chief Executive Officer and President concurrent with the Internalization. Refer to “—Recent Developments” for further discussion.
From inception through September 30, 2022, we raised $2.0 billion in total gross proceeds from the sale of shares of our common stock in our continuous, public offerings, including $232.6 million pursuant to our distribution reinvestment plan, or our DRP, collectively referred to as our Offering.
Significant Developments
Operating Performance
The following is a summary of the performance of our investment segments for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022. Our healthcare real estate business and investments have been challenged by suboptimal occupancy levels, lower labor force participation rates, which have driven increased labor costs, and inflationary pressures on other operating expenses. We continue to monitor the progression of the economic recovery from the coronavirus 2019, or COVID-19, pandemic and its effects on our results of operations and assess recoverability of value across our assets as conditions change. For additional information on financial results, refer to “—Results of Operations.”
Direct Investments - Operating
During the three months ended September 30, 2022, our direct operating investments continued to attract new residents and improve occupancy. While the pace of resident move-ins at our direct operating investments slowed by 13.4%, resident move-outs declined by 4.6% as compared to the three months ended June 30, 2022. A summary of average occupancy of our direct operating investments by property manager is as follows:

	Average Monthly Occupancy			Average Quarterly Occupancy
Operator / Manager	September 2022	June 2022	Variance	Q3 2022	Q2 2022	Variance
Solstice Senior Living	84.6%	82.4%	2.2%	84.0%	81.4%	2.6%
Watermark Retirement Communities	78.0%	77.0%	1.0%	77.7%	76.9%	0.8%
Avamere Health Services	91.4%	88.5%	2.9%	90.4%	87.7%	2.7%
Integral Senior Living	97.5%	97.5%	—%	95.8%	99.2%	(3.4)%
Direct Investments - Operating	83.3%	81.4%	1.9%	82.8%	80.7%	2.1%

Rental and resident fee income of our direct operating investments increased to $46.7 million for the three months ended September 30, 2022 as compared to $45.0 million for the three months ended June 30, 2022 as a result of improved occupancy.
Property operating expenses of our direct operating investments increased to $34.9 million for the three months ended September 30, 2022 as compared to $33.1 million for the three months ended June 30, 2022. The increase was attributable to inflationary pressures on operating costs, higher utility costs due to seasonality, and staffing challenges, which in turn have resulted in additional overtime hours, use of agency and contract labor and increased salaries and wages expense.
Overall, rental and resident fee income, net of property operating expenses, of our direct operating investments decreased to $11.8 million for the three months ended September 30, 2022 as compared to $11.9 million for the three months ended June 30, 2022.
Direct Investments - Net Lease
The operator of our Arbors portfolio continues to make partial contractual rental payments based on availability of cash and liquidity and has not satisfied full contractual rent obligations. We have recorded rental income to the extent rental payments were received during the three months ended September 30, 2022. The Arbors portfolio recognized rental income of $0.7 million for the three months ended September 30, 2022, as compared to $0.2 million for the three months ended June 30, 2022.
Unconsolidated Investments
Equity in earnings recognized from our unconsolidated investments, totaled $2.9 million for the three months ended September 30, 2022 as compared to $34.1 million for the three months ended June 30, 2022. The decrease was primarily a result of net gains recognized from sub-portfolio sales within the Espresso joint venture during the three months ended June 30, 2022, of which our proportionate share totaled $31.2 million.
During the three months ended September 30, 2022, we received distributions from our unconsolidated investments, which totaled $4.0 million as compared to $31.1 million for the three months ended June 30, 2022. Higher distributions during the three months ended June 30, 2022 were a result of proceeds from sales transactions in the Espresso joint venture. Distributions continued to be limited by reinvestment and development in the Trilogy joint venture and operational challenges in the Diversified US/UK and Eclipse joint ventures.
The following is a summary of operations and performance for the Trilogy, Diversified US/UK, and Espresso joint ventures for the three months ended September 30, 2022:
•Trilogy: The joint venture's facilities experienced improvements to resident occupancy and revenues, however, its operating margin continues to be impacted by the effects of labor shortages and inflationary pressures. Additionally, the joint venture recognized federal and state COVID-19 provider relief grants as income.
•Diversified US/UK: The joint venture classified the 106 properties within the MOB portfolio and two hospitals as held for sale during the three months ended September 30, 2022. The operators of the joint venture’s net lease portfolios, including its portfolio in the United Kingdom, continue to face occupancy and expense pressures, which impacted certain operator’s ability to pay contractual rent during the quarter and may require lease restructurings. CCRC, SNF and ALF operating portfolios continue to sustain suboptimal occupancy levels, and experienced staffing challenges. These factors, along with rising interest rates have reduced the joint venture’s net cash flows and subjected it to cash flow sweeps.
•Espresso: The joint venture received full contractual rent from its net lease operators. During the three months ended September 30, 2022, the joint venture distributed excess cash flows from operations, of which our proportionate share totaled $1.4 million. Rental income collected has declined as a result of the sub-portfolio sales and the joint venture continues to pursue dispositions of its remaining properties as of September 30, 2022. Refer to “—Recent Developments” for additional information on distributions from portfolio sales.
Investments, Financings and Disposition Activities
•During the nine months ended September 30, 2022, the Espresso joint venture distributed proceeds from sub-portfolio sales, of which our proportionate share totaled $27.4 million.
•In June 2022, we repaid the outstanding financing on the Oak Cottage portfolio at a discounted payoff of $3.7 million.
•In July 2022, we exercised our option to extend the maturity date of a mortgage note payable collateralized by a property within the Rochester portfolio from August 2022 to August 2023, which required a $0.2 million principal repayment toward the outstanding principal balance.

•We recorded impairment losses totaling $31.5 million for facilities within the Arbors, Winterfell and Rochester portfolios during the nine months ended September 30, 2022.
Special Distribution
•On April 20, 2022, our board of directors declared a special distribution, or the Special Distribution, of $0.50 per share for each stockholder of record on May 2, 2022 totaling $97.1 million. On or around May 5, 2022, $97.0 million of the Special Distribution was paid in cash.
Recent Developments
The following is a discussion of material events which have occurred subsequent to September 30, 2022 through November 9, 2022.
Internalization
On October 21, 2022, we completed the Internalization. In connection with the Internalization, on October 21, 2022, we entered into a Termination Agreement with the Advisor, the Sponsor and the Operating Partnership, which provides for the immediate termination of the advisory agreement, as well as the final settlement of any amounts owing under the advisory agreement and the transition of certain employees from the Advisor to us (including our assumption of certain related employment liabilities). In addition, the Advisor agreed to vote its shares of our common stock in favor of the director nominees recommended by our board of directors and say-on-pay at the first annual meeting following the Internalization, provided the Advisor retains a minimum share ownership. No termination fee will be paid by us to the Advisor in connection with the Internalization.
Sponsor Line of Credit
In connection with the termination of the advisory agreement, our revolving line of credit from an affiliate of the Sponsor, or the Sponsor Line, was terminated on October 21, 2022. No amounts were outstanding under the Sponsor Line at the time of termination.
Transition Service Agreement
In connection with the Internalization, on October 21, 2022, we, the Operating Partnership and the Advisor entered into a Transition Services Agreement, or TSA, to facilitate an orderly transition of the management of our operations. The TSA provides for, among other things, the Advisor to provide certain services for a transition period of up to six months following the Internalization, with the Operating Partnership having the option to extend the initial term once for up to three months. Treasury and accounts payable services will be provided for 12 months and will continue until either party provides at least six months’ notice of termination. The services primarily include technology, insurance, legal, treasury and accounts payable services. We will reimburse the Advisor for costs to provide the services, including the allocated cost of employee wages and compensation and actually incurred out-of-pocket expenses.
Resignation and Appointment of Officers
Effective upon on the Internalization, on October 21, 2022, Ann B. Harrington, Paul V. Varisano and Douglas W. Bath provided notice of their respective resignations as Interim Chief Executive Officer, President, General Counsel and Secretary, Chief Financial Officer and Treasurer and Chief Investment Officer. Their resignations are a result of the termination of the advisory agreement, and not due to any disagreement with us on any matter relating to our operations, policies or practices.
On October 21, 2022, our board of directors appointed Kendall K. Young as our Chief Executive Officer and President and as a member of our board of directors to fill an existing vacancy. In addition, our board of directors appointed Nicholas R. Balzo as our Chief Financial Officer, Treasurer and Secretary.
Distribution from Unconsolidated Venture
In October 2022, the Espresso joint venture completed the sale of 17 properties. As result of the sale, we received a distribution totaling $22.3 million in November 2022.
Estimated Net Asset Value
On November 10, 2022, upon the recommendation of the audit committee, or the Audit Committee, of the Board, the Board, including all of its independent directors, approved and established an estimated value per share of our common stock of $2.93. Refer to Part II, Item 5. “Other Items” for additional information.

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
We generate revenues from resident fees and rental income. Resident fee income is recorded by our ALFs and MCFs when services are rendered and includes resident room and care charges and other resident charges. Rental income is generated from net leases to healthcare operators and tenants as well by our ILFs. Additionally, we report our proportionate interest of revenues and expenses from unconsolidated joint ventures, which own healthcare real estate, through equity in earnings (losses) of unconsolidated ventures on our consolidated statements of operations.
For financial information regarding our reportable segments, refer to Note 11, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
The following table presents a summary of investments as of September 30, 2022 (dollars in thousands):

		Properties(1)(2)
Investment Type / Portfolio	Amount(2)(3)	Seniors Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Operating
Winterfell	$904,985	32	—	—	—	32	Various	100.0%
Rochester	219,518	10	—	—	—	10	Northeast	97.0%
Watermark Aqua	77,521	4	—	—	—	4	Southwest/Midwest	97.0%
Avamere	99,438	5	—	—	—	5	Northwest	100.0%
Oak Cottage	19,427	1	—	—	—	1	West	100.0%
Other(4)	2,030	—	—	—	—	—	West	97.0%
Subtotal	$1,322,919	52	—	—	—	52

Direct Investments - Net Lease
Arbors	$126,825	4	—	—	—	4	Northeast	100.0%

Unconsolidated Investments
Trilogy(5)	$440,942	23	—	75	—	98	Southwest/Midwest	23.2%
Diversified US/UK(6)	261,186	92	—	39	7	138	Various	14.3%
Eclipse	37,291	42	—	9	—	51	Various	5.6%
Espresso(7)	—	—	—	—	—	—	Midwest	36.7%
Solstice(8)	—	—	—	—	—	—		20.0%
Subtotal	$739,419	157	—	123	7	287

Total Investments	$2,189,163	213	—	123	7	343
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
(6)The joint venture classified the 106 properties within the MOB portfolio and two hospitals as held for sale as of September 30, 2022.
(7)As a result of the joint venture pursuing dispositions of its various sub-portfolios, the remaining 62 properties are excluded from the table as of September 30, 2022. Refer to “—Recent Developments” for additional information on portfolio sales.
(8)Represents our investment in Solstice Senior Living, LLC, or Solstice, the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, or ISL, a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%.

The following presents our real estate equity portfolio diversity across property type and geographic location based on cost as of September 30, 2022:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

_______________________________________
(1)Classification based on predominant services provided, but may include other services.
Our investments include the following types of healthcare facilities as of September 30, 2022:
•Seniors Housing Facilities. We define seniors housing facilities to include ILFs, ALFs, MCFs and CCRCs, as described in further detail below. Revenues generated by seniors housing facilities typically come from private pay sources, including private insurance, and to a much lesser extent government reimbursement programs, such as Medicare and Medicaid.
◦Independent living facilities. ILFs are properties with central dining facilities that provide services that include security, housekeeping, nutrition and limited laundry services. ILFs are designed specifically for independent seniors who are able to live on their own, but desire the security and conveniences of community living. ILFs typically offer several services covered under a regular monthly fee.
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
◦Memory care facilities. MCFs offer specialized options for seniors with Alzheimer’s disease and other forms of dementia. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment. Residents require a higher level of care and more assistance with activities of daily living than in ALFs. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.
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
Our remaining four net lease properties are leased and operated by Arcadia Management with a lease term that expires in August 2029. However, the operator has failed to remit contractual rent and comply with other contractual terms of its lease agreements, which resulted in defaults under the operator’s leases as of September 30, 2022.
Operators and Managers
The following table presents the operators and managers of our direct investments (dollars in thousands):

	As of September 30, 2022		Nine Months Ended September 30, 2022
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	4,000	$82,607	60.5%
Watermark Retirement Communities	14	1,753	33,770	24.8%
Avamere Health Services	5	453	14,764	10.8%
Integral Senior Living	1	44	3,628	2.7%
Arcadia Management(4)	4	572	1,220	0.9%
Other(5)	—	—	456	0.3%
Total	56	6,822	$136,445	100.0%
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
(4)During the nine months ended September 30, 2022, we recorded rental income to the extent rental payments were received.
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
Unconsolidated Investments
The following table presents our unconsolidated investments (dollars in thousands):

						Properties as of September 30, 2022(1)
Portfolio	Partner	Acquisition Date	Ownership	AUM(2)	Equity Investment(3)	Seniors Housing Facilities	MOB	SNF	Hospitals	Total
Trilogy	American Healthcare REIT / Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	$440,942	189,032	23	—	75	—	98
Diversified US/UK (4)	NRF and Partner	Dec-2014	14.3%	261,186	$243,544	92	—	39	7	138
Eclipse	NRF and Partner/ Formation Capital, LLC	May-2014	5.6%	37,291	23,400	42	—	9	—	51
Espresso(5)	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	—	55,146	—	—	—	—	—
Subtotal				$739,419	$511,122	157	—	123	7	287
Solstice		Jul-2017	20.0%	—	402	—	—	—	—	—
Total				$739,419	$511,524	157	—	123	7	287
_______________________________________
(1)Excludes properties classified as held for sale.
(2)Represents our proportionate share of assets under management based on cost, which includes purchase price allocations related to net intangibles, deferred costs, other assets, if any, and adjusted for subsequent capital expenditures. Does not include cost of properties held for sale.
(3)Represents initial and subsequent contributions to the underlying joint venture through September 30, 2022.
(4)The joint venture classified the 106 properties within the MOB portfolio and two hospitals as held for sale as of September 30, 2022.
(5)As a result of the joint venture pursuing dispositions of its various sub-portfolios, the remaining 62 properties are excluded from the table as of September 30, 2022. Refer to “—Recent Developments” for additional information on distributions from portfolio sales.
•Diversified US/UK. Portfolio of SNFs, ALFs, CCRCs and hospitals across the United States and care homes in the United Kingdom. The Sponsor and other minority partners own the remaining 85.7% of this portfolio.
•Trilogy. Portfolio of predominantly SNFs located in the Midwest and operated pursuant to management agreements with Trilogy Health Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. American Healthcare REIT, Inc., or AHR, and management of Trilogy own the remaining 76.8% of this portfolio.
•Eclipse. Portfolio of SNFs and ALFs leased to, or managed by, a variety of different operators/managers across the United States. The Sponsor and other minority partners and Formation Capital, LLC, or Formation, own 86.4% and 8.0% of this portfolio, respectively.
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
Our Strategy
Our primary objective is to maximize value and generate liquidity for shareholders. Although our short-term strategy may continue to be impacted by inflation, rising interest rates and other economic industry conditions, the key elements of our strategy include:
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
Portfolio Management
Since our inception through October 21, 2022, we were externally managed by the Advisor, with the Advisor responsible for managing our operations, subject to the supervision of our board of directors, pursuant to an advisory agreement. On October 21, 2022, we completed the Internalization and became a self-managed REIT, with an internal asset management team. The portfolio management process for our investments includes oversight by our asset management team, regular management meetings and an operating results review process. These processes are designed to evaluate and proactively identify asset-specific issues and trends on a portfolio-wide, sub-portfolio or asset type basis.
Our asset management team are experienced and use many methods to actively manage our investments to enhance or preserve our income, value and capital and mitigate risk. Our asset management team seeks to identify opportunities for our investments that may involve replacing, converting or renovating facilities in our portfolio which, in turn, would allow us to provide optimal mix of services and enhance the overall value of our assets. To manage risk, our asset management team engages in frequent review and dialogue with operators/managers/borrowers/third party advisors and periodic inspections of our owned properties and collateral. In addition, our asset management team considers the impact of regulatory changes on the performance of our portfolio.
Our asset management team will continue to monitor the performance of, and actively manage, all of our investments. However, there can be no assurance that our investments will continue to perform in accordance with the contractual terms of the governing documents or underwriting and we may, in the future, record impairment, as appropriate, if required.
Outlook and Recent Trends
The healthcare industry, which includes ILFs, ALFs, MCFs, CCRCs, SNFs, MOBs and hospitals, continues to be impacted by inflation, rising interest rates and other economic market conditions. While the healthcare industry continues to experience occupancy recovery, operating margins will continue to be impacted by cost inflation, labor pressures, additional staffing needs and related cost burdens. The healthcare industry’s operational and financial recovery will depend on a variety of factors, which may differ considerably across regions, fluctuate over time and are highly uncertain.
As a result of overall increase in resident demand, improving consumer sentiment and easing restrictions on visitation and admissions, the seniors housing industry occupancy average rose to 82.2% during the third quarter of 2022 from 81.4% in the second quarter of 2022. In addition, annual inventory growth decreased to 1.4% during the third quarter of 2022, while construction versus inventory ratio of 5.0% remained elevated in the third quarter of 2022 (source: The National Investment Centers for Seniors Housing & Care, or NIC).
Seniors Housing
Supply growth, which has outpaced demand over the past several years, has challenged the seniors housing industry. New inventory, coupled with the average move-in age of seniors housing residents increasing over time, has resulted in declining occupancy for the industry on average. Further, to remain competitive with the new supply, owners and operators of older facilities have increased capital expenditure spending, which in turn has negatively affected cash flow. While off its peak of 7.7% in the fourth quarter of 2017, seniors housing under construction as a share of inventory was 5.0% in the third quarter of 2022 (source: NIC). It is expected that, as demographics and demand continue to increase long-term, supply growth will follow.
While increased supply has resulted in competitive pressures that have limited rent growth over the past several years for the senior housing industry, during the third quarter of 2022, market rent growth averaged 4.4% (source: NIC) as a result of increased demand. However, a tight labor market and competition to attract quality staff has resulted in increased wages and personnel costs, resulting in lower margins. The COVID-19 pandemic has further exacerbated operating expense growth, with increased staffing needs and personal protective equipment requirements and wage and benefits increases may continue to impact the industry’s margins in the future, as labor represents approximately 60% of the seniors housing industry’s operating expenses (source: Green Street).
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
Impairment
During the nine months ended September 30, 2022, we recorded impairment losses on our operating real estate totaling $31.5 million. We recorded impairment losses of $18.5 million, $8.5 million and $3.9 million for facilities in our Arbors, Winterfell and Rochester portfolios, respectively, as a result of declining operating margins and lower projected future cash flows. In addition, we recorded impairment losses totaling $0.6 million for property damage sustained by facilities in our Winterfell portfolio.
Accumulated impairment losses for operating real estate that we continue to hold as of September 30, 2022 totaled $181.2 million. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional information regarding impairment recorded in prior years.
During the nine months ended September 30, 2022, we did not impair any of our investments in unconsolidated ventures, however, our unconsolidated ventures have recorded impairments and reserves on properties in their respective portfolios, which have been recognized through our equity in earnings (losses), of which our proportionate share was de minimis.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 to September 30, 2021 (dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	%
Property and other revenues
Resident fee income	$11,274	$27,370	$(16,096)	(58.8)%
Rental income	36,165	37,006	(841)	(2.3)%
Other revenue	300	38	262	689.5%
Total property and other revenues	47,739	64,414	(16,675)	(25.9)%
Interest income
Interest income on debt investments	—	1,067	(1,067)	(100.0)%
Expenses
Property operating expenses	35,134	45,784	(10,650)	(23.3)%
Interest expense	11,014	15,780	(4,766)	(30.2)%
Transaction costs	857	—	857	NA
Asset management fees - related party	2,428	2,769	(341)	(12.3)%
General and administrative expenses	2,859	2,432	427	17.6%
Depreciation and amortization	9,642	13,828	(4,186)	(30.3)%
Impairment loss	18,500	4,600	13,900	302.2%
Total expenses	80,434	85,193	(4,759)	(5.6)%
Other income, net	—	—	—	NA
Realized gain (loss) on investments and other	325	75	250	333.3%
Equity in earnings (losses) of unconsolidated ventures	2,872	7,943	(5,071)	(63.8)%
Income tax expense	(15)	(59)	44	(74.6)%
Net income (loss)	$(29,513)	$(11,753)	$(17,760)	151.1%
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store ALF/MCF properties (excludes properties sold)	$11,274	$10,302	$972	9.4%
Properties sold	—	17,068	(17,068)	(100.0)%
Total resident fee income	$11,274	$27,370	$(16,096)	(59)%
Resident fee income decreased $16.1 million as a result of property sales during 2021. The Watermark Fountains portfolio sold in December 2021, the Kansas City portfolio in June 2021 and a property within the Aqua portfolio sold in March 2021.
Excluding properties sold, resident fee income increased by $1.0 million primarily as a result of increases in average occupancy rates at our ALFs.
Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store ILF properties (excludes properties sold)	$35,441	$30,994	$4,447	14.3%
Same store net lease properties (excludes properties sold)
Rental payments	724	1,122	(398)	(35.5)%
Properties sold	—	4,890	(4,890)	(100.0)%
Total rental income	$36,165	$37,006	$(841)	(2.3)%
Rental income decreased by $0.8 million primarily as a result of the sale of the Fountains net lease portfolio in December 2021.

On a same store basis, rental income at our ILFs increased by $4.4 million as a result of improved occupancy, while rental payments from our net lease properties decreased due to the operator of our Arbors net lease portfolio remitting less contractual rent as compared to the three months ended September 30, 2021.
Interest Income on Debt Investments
There was no interest income on debt investments recognized during the three months ended September 30, 2022 as a result of receiving the full repayment of outstanding principal on our mezzanine loan debt investment in August 2021.
Property Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold and COVID-19 related expenses)
ALF/MCF properties	$9,459	$7,718	$1,741	22.6%
ILF properties	25,360	23,528	1,832	7.8%
COVID-19 related expenses	107	359	(252)	(70.2)%
Properties sold	208	14,179	(13,971)	(98.5)%
Total property operating expenses	$35,134	$45,784	$(10,650)	(23.3)%
Overall, total operating expenses decreased $10.7 million primarily as a result of property sales during the year ended December 31, 2021.
Excluding properties sold, operating expenses increased $3.3 million primarily as a result of our operators experiencing staffing challenges, which has increased salaries and wages due to additional overtime hours and use of agency and contract labor to fill open positions. In addition, higher occupancy and inflationary pressures drove an increase in overall operating costs, specifically utilities and food and beverage costs.
Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold)
ALF/MCF properties	$1,526	$1,400	$126	9.0%
ILF properties	8,581	8,279	302	3.6%
Net lease properties	907	930	(23)	(2.5)%
Properties sold	—	5,066	(5,066)	(100.0)%
Corporate	—	105	(105)	(100.0)%
Total interest expense	$11,014	$15,780	$(4,766)	(30.2)%
Interest expense decreased $4.8 million primarily as a result of the repayment of mortgage notes payable which were collateralized by properties sold during the year ended December 31, 2021 and the repayment of the Sponsor Line, in July 2021.
On a same store basis, while average mortgage notes principal balances have decreased as compared to September 30, 2021 due to continued principal amortization, interest expense on our floating rate debt has increased as a result of a higher London Interbank Offered Rate, or LIBOR.
Transaction Costs
Transaction costs for the three months ended September 30, 2022 consisted of legal and professional fees incurred to complete the Internalization. Refer to “—Recent Developments” for additional information on the Internalization.
Asset Management Fees - Related Party
Prior to the termination of the advisory agreement, the Advisor received a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value, adjusted for any special distribution declared by our board of directors and adjusted for corporate cash balances in excess of $75.0 million. Asset management fees decreased by $0.3 million due to the Special Distribution paid in May 2022 and adjustments for excess corporate cash balances.

General and Administrative Expenses
General and administrative expenses increased $0.4 million primarily as a result of amortizing our directors’ and officers’ insurance premium incurred and reimbursed to the Advisor over the term of the policy, beginning in December 2021.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold)
ALF/MCF properties	$1,770	$1,749	$21	1.2%
ILF properties	7,002	7,356	(354)	(4.8)%
Net lease properties	870	861	9	1.0%
Properties sold	—	3,862	(3,862)	(100.0)%
Total depreciation and amortization	$9,642	$13,828	$(4,186)	(30.3)%
Depreciation and amortization expense decreased $4.2 million primarily as a result of properties sold during the year ended December 31, 2021.
Impairment Loss
During the three months ended September 30, 2022, impairment losses on operating real estate totaled $18.5 million for facilities within the Arbors net lease portfolio.
During the three months ended September 30, 2021, impairment losses on operating real estate totaled $4.6 million for one independent living facility within the Winterfell portfolio.
Realized Gain (Loss) on Investments and Other
During the three months ended September 30, 2022, we recorded gains on the change in value of our mortgage note payable interest rate caps totaling $0.3 million.
During the three months ended September 30, 2021, we realized gains of $0.1 million for distributions received from the Envoy joint venture that exceeded our carrying value in the investment.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Three Months Ended September 30,								Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021			2022	2021
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, after FFO and MFFO adjustments		Increase (Decrease)		Cash Distributions
Eclipse	$(344)	$(194)	$309	$273	$(35)	$79	$(114)	(144.3)%	$—	$2,898
Envoy	—	—	—	—	—	—	—	—%	—	78
Diversified US/UK	(2,611)	(330)	3,125	3,724	514	3,394	(2,880)	(84.9)%	358	966
Espresso	(242)	7,693	1,617	(5,370)	1,375	2,323	(948)	(40.8)%	1,375	—
Trilogy	6,052	763	(753)	3,663	5,299	4,426	873	19.7%	2,300	—
Subtotal	$2,855	$7,932	$4,298	$2,290	$7,153	$10,222	$(3,069)	(30.0)%	$4,033	$3,942
Solstice	17	11	—	1	17	12	5	41.7%	—	—
Total	$2,872	$7,943	$4,298	$2,291	$7,170	$10,234	$(3,064)	(29.9)%	$4,033	$3,942
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
Our equity in earnings generated by our unconsolidated investments decreased by $5.1 million primarily due to gains recognized on property sales in the Espresso joint venture during the three months ended September 30, 2021. The decrease was partially offset by the Trilogy joint venture recognizing a gain upon acquiring the remaining ownership interest of an investment portfolio during the three months ended September 30, 2022.

Equity in earnings, after FFO and MFFO adjustments, decreased by $3.1 million as a result of lower rental income recognized by the Diversified US/UK and Espresso joint ventures during the three months ended September 30, 2022.
Comparison of the Nine Months Ended September 30, 2022 to September 30, 2021 (dollars in thousands)

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	%
Property and other revenues
Resident fee income	$32,987	$83,906	$(50,919)	(60.7)%
Rental income	103,001	101,669	1,332	1.3%
Other revenue	457	80	377	471.3%
Total property and other revenues	136,445	185,655	(49,210)	(26.5)%
Interest income
Interest income on debt investments	—	4,667	(4,667)	(100.0)%
Expenses
Property operating expenses	101,258	136,503	(35,245)	(25.8)%
Interest expense	31,877	47,767	(15,890)	(33.3)%
Transaction costs	857	54	803	1,487.0%
Asset management fees - related party	7,532	8,307	(775)	(9.3)%
General and administrative expenses	10,300	8,544	1,756	20.6%
Depreciation and amortization	29,105	44,772	(15,667)	(35.0)%
Impairment loss	31,502	5,386	26,116	484.9%
Total expenses	212,431	251,333	(38,902)	(15.5)%
Other income, net	77	6,892	(6,815)	(98.9)%
Realized gain (loss) on investments and other	660	7,479	(6,819)	(91.2)%
Equity in earnings (losses) of unconsolidated ventures	39,427	17,819	21,608	121.3%
Income tax expense	(45)	(85)	40	(47.1)%
Net income (loss)	$(35,867)	$(28,906)	$(6,961)	24.1%
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store ALF/MCF properties (excludes properties sold)	$32,987	$30,212	$2,775	9.2%
Properties sold	—	53,694	(53,694)	(100.0)%
Total resident fee income	$32,987	$83,906	$(50,919)	(61)%
Resident fee income decreased $50.9 million as a result of property sales during 2021. The Watermark Fountains portfolio sold in December 2021, the Kansas City portfolio in June 2021 and a property within the Aqua portfolio sold in March 2021.
Excluding properties sold, resident fee income increased by $2.8 million primarily as a result of increases in average occupancy and rates at our ALFs.

Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store ILF properties (excludes properties sold)	$101,781	$90,727	$11,054	12.2%
Same store net lease properties (excludes properties sold)
Rental payments	1,220	2,951	(1,731)	(58.7)%
Straight-line rental income (loss)	—	(7,350)	7,350	(100.0)%
Properties sold	—	15,341	(15,341)	(100.0)%
Total rental income	$103,001	$101,669	$1,332	1.3%
Overall, rental income increased by $1.3 million as compared to nine months ended September 30, 2021. The increase was partially offset by the loss of revenues from properties sold in 2021.
Excluding properties sold, rental income increased by $16.7 million primarily as a result of improved occupancy at our ILFs during the nine months ended September 30, 2022 and the write-off of straight-line rent receivables at our Arbors portfolio during 2021.
Interest Income on Debt Investments
There was no interest income on debt investments recognized during the nine months ended September 30, 2022 as a result of receiving the full repayment of outstanding principal on our mezzanine loan debt investment in August 2021.
Property Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold and COVID-19 related expenses)
ALF/MCF properties	$26,525	$22,121	$4,404	19.9%
ILF properties	74,036	66,763	7,273	10.9%
Net lease properties	35	25	10	40.0%
COVID-19 related expenses	366	1,920	(1,554)	(80.9)%
Properties sold	296	45,674	(45,378)	(99.4)%
Total Property operating expenses	$101,258	$136,503	$(35,245)	(25.8)%
Overall, total operating expenses decreased $35.2 million primarily as a result of property sales during the year ended December 31, 2021.
Excluding properties sold, operating expenses increased $10.1 million, primarily as a result of our operators experiencing staffing challenges, which has increased salaries and wages due to additional overtime hours and use of agency and contract labor to fill open positions. In addition, higher occupancy and inflationary pressures drove an increase in overall operating costs, specifically utilities and food and beverage costs.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold)
ALF/MCF properties	$4,339	$4,169	$170	4.1%
ILF properties	24,830	24,809	21	0.1%
Net lease properties	2,708	2,775	(67)	(2.4)%
Properties sold	—	15,273	(15,273)	(100.0)%
Corporate	—	741	(741)	(100.0)%
Total interest expense	$31,877	$47,767	$(15,890)	(33.3)%
Interest expense decreased $15.9 million primarily as a result of the repayment of mortgage notes payable which were collateralized by properties sold during the year ended December 31, 2021. Corporate interest expense represents interest resulting from the borrowings under the Sponsor Line, which was repaid in full in July 2021.
On a same store basis, while average mortgage notes principal balances have decreased as compared to September 30, 2021 due to continued principal amortization, interest expense on our floating rate debt has increased due to higher LIBOR.
Transaction Costs
Transaction costs for the nine months ended September 30, 2022 consisted of legal and professional fees incurred to complete the Internalization. Refer to “—Recent Developments” for additional information on the Internalization.
Asset Management Fees - Related Party
Prior to the termination of the advisory agreement, the Advisor received a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value, adjusted for any special distribution declared by our board of directors and adjusted for corporate cash balances in excess of $75.0 million. Asset management fees decreased by $0.8 million due to the Special Distribution paid in May 2022 and adjustments for excess corporate cash balances.
General and Administrative Expenses
General and administrative expenses increased $1.8 million primarily as a result of amortizing our directors’ and officers’ insurance premium incurred and reimbursed to the Advisor over the term of the policy, beginning in December 2021.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold)
ALF/MCF properties	$5,397	$5,207	$190	3.6%
ILF properties	21,107	21,891	(784)	(3.6)%
Net lease properties	2,601	2,583	18	0.7%
Properties sold	—	15,091	(15,091)	(100.0)%
Total depreciation and amortization	$29,105	$44,772	$(15,667)	(35.0)%
Depreciation and amortization expense decreased $15.7 million, primarily as a result of properties sold during the year ended December 31, 2021.
Impairment Loss
During the nine months ended September 30, 2022, impairment losses on operating real estate totaled $31.5 million. Refer to “—Impairment” for additional discussion.
During the nine months ended September 30, 2021, impairment losses on operating real estate totaled $5.4 million, consisting of $4.6 million recognized for one independent living facility within our Winterfell portfolio and $0.8 million for our Smyrna net lease property, which was sold in May 2021.

Other Income, Net
Other income, net for the nine months ended September 30, 2022 consisted of $0.1 million in COVID-19 testing reimbursements received and recognized at our Avamere portfolio. For the nine months ended September 30, 2021, other income, net consisted of $7.4 million in federal COVID-19 provider relief grants from DHHS, partially offset by a $0.5 million non-operating loss recognized at a property within the Watermark Fountains.
Realized Gain (Loss) on Investments and Other
During the nine months ended September 30, 2022, we recognized gains on mortgage interest rate caps, a discounted financing payoff and a distribution that exceeded our carrying value for an unconsolidated investment. Gains were partially offset by losses recognized on investment activity.
During the nine months ended September 30, 2021, we recognized gains on the sale of four properties totaling $7.4 million. In addition, we recognized gains on distributions that exceeded our carrying value for our investment in the Envoy joint venture.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Nine Months Ended September 30,								Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021			2022	2021
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, after FFO and MFFO adjustments		Increase (Decrease)		Cash Distributions
Eclipse	$(940)	$3,739	$876	$(3,319)	$(64)	$420	$(484)	(115.2)%	$620	$2,898
Envoy	—	740	—	(744)	—	(4)	4	(100.0)%	—	817
Diversified US/UK	(4,060)	(2,387)	8,503	13,713	4,443	11,326	(6,883)	(60.8)%	2,290	3,256
Espresso	33,711	18,636	(28,121)	(11,087)	5,590	7,549	(1,959)	(26.0)%	32,363	—
Trilogy	10,757	(2,839)	7,415	11,265	18,172	8,426	9,746	115.7%	6,900	—
Subtotal	$39,468	$17,889	$(11,327)	$9,828	$28,141	$27,717	$424	1.5%	$42,173	$6,971
Solstice	(41)	(70)	—	2	(41)	(68)	27	(39.7)%	—	—
Total	$39,427	$17,819	$(11,327)	$9,830	$28,100	$27,649	$451	1.6%	$42,173	$6,971
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
Our equity in earnings generated by our unconsolidated investments increased by $21.6 million primarily due to gains recognized on property sales in the Espresso joint venture and gains recognized by the Trilogy joint venture upon acquiring the remaining ownership interest of an investment portfolio. Gains recognized during the nine months ended September 30, 2022 exceeded the gains recognized on property sales in the Espresso and Eclipse joint ventures during the nine months ended September 30, 2021.
Equity in earnings, after FFO and MFFO adjustments, increased by $0.5 million as a result of improvements in the Trilogy joint venture, partially offset by lower rental income recognized in the Diversified US/UK and Espresso joint ventures during the nine months ended September 30, 2022.
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
Acquisition fees paid to the Advisor in connection with the origination and acquisition of debt investments have been amortized over the life of the investment as an adjustment to interest income, while fees paid to the Advisor in connection with the acquisition of equity investments were generally expensed under U.S. GAAP. In both situations, the fees were included in the computation of net income (loss) and income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense), both of which are performance measures under U.S. GAAP. We adjusted MFFO for the amortization of acquisition fees in the period when such amortization was recognized under U.S. GAAP or in the period in which the acquisition fees were expensed. Acquisition fees were paid in cash that would otherwise have been available to distribute to our stockholders. Such fees and expenses will not be reimbursed by the Advisor or its affiliates and third parties. However, in general, we earned origination fees for debt investments from our borrowers in an amount equal to the acquisition fees paid to the Advisor. Effective January 1, 2018, the Advisor no longer receives an acquisition fee in connection with our acquisition of real estate properties or debt investments.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(29,440)	$(11,653)	$(35,569)	$(28,979)
Adjustments:
Depreciation and amortization	9,642	13,828	29,105	44,772
Depreciation and amortization related to non-controlling interests	(71)	(120)	(215)	(409)
Depreciation and amortization related to unconsolidated ventures	7,290	7,609	21,386	23,009
Realized (gain) loss from sales of property	—	—	425	(7,417)
Realized gain (loss) from sales of property related to non-controlling interests	—	—	(6)	226
Realized (gain) loss from sales of property related to unconsolidated ventures	(505)	(9,898)	(44,407)	(31,277)
Impairment losses of depreciable real estate	18,500	4,600	31,502	5,386
Impairment loss on real estate related to non-controlling interests	—	—	(117)	—
Impairment losses of depreciable real estate held by unconsolidated ventures	38	—	58	(327)
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$5,454	$4,366	$2,162	$4,984
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$5,454	$4,366	$2,162	$4,984
Adjustments:
Transaction costs	857	—	857	54
Straight-line rental (income) loss	—	347	—	7,432
Amortization of premiums, discounts and fees on investments and borrowings	983	778	2,927	3,081
Realized (gain) loss on investments and other	(325)	(75)	(1,085)	(62)
Adjustments related to unconsolidated ventures(1)	(2,525)	4,580	11,636	18,425
Adjustments related to non-controlling interests	7	(10)	11	(50)
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$4,451	$9,986	$16,508	$33,864
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
Our current primary sources of liquidity include the following: (i) cash on hand; (ii) proceeds from full or partial realization of investments; (iii) cash flow generated by our investments, both from our operating activities and distributions from our unconsolidated joint ventures; and (iv) secured or unsecured financings from banks and other lenders.
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
As of November 9, 2022, we had approximately $114.9 million of unrestricted cash and currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months.

Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties and rental income from our net lease properties. In addition, we received distributions from our investments in unconsolidated ventures, which are classified as cash flows from investing activities on our consolidated statements of cash flows. Net cash used in operating activities was $13.6 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, debt service payments, which include principal amortization, on our borrowings exceeded our cash flow from operations. We have utilized cash reserves generated from asset realizations to fund debt service payments, which is expected to continue until the operating margins of our direct investments improve from current levels.
A substantial majority of our direct investments are operating properties whereby we are directly exposed to various operational risks. While our direct operating investments have not experienced any significant issues collecting rents or other fees from residents, cash flow has continued to be negatively impacted by suboptimal occupancy levels, rate pressures, cost inflation, rising interest rates and other economic market conditions. We expect that these factors will continue to materially impact our revenues, expenses and cash flow generated by the communities of our direct operating investments.
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
We have significant joint ventures and will not be able to control the timing of distributions, if any, from these investments. As of September 30, 2022, our unconsolidated joint ventures and consolidated joint ventures represented 33.8% and 13.7%, respectively, of our total real estate equity investments, based on cost. Our unconsolidated joint ventures, which have been similarly impacted as our direct investments by the COVID-19 pandemic, inflation, rising interest rates and other economic market conditions, may continue to limit distributions to preserve liquidity.
Borrowings
We use asset-level financing as part of our investment strategy to leverage our investments while managing refinancing and interest rate risk. We typically finance our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing.
We are required to make recurring principal and interest payments on our borrowings. As of September 30, 2022, we had $927.1 million of consolidated asset-level borrowings outstanding and paid $41.5 million in recurring principal and interest payments on borrowings during the nine months ended September 30, 2022. Our unconsolidated joint ventures also have significant asset level borrowings, which may restrict cash distributions from the joint ventures if certain lender requirements are not met and may require capital to be funded if favorable refinancing is not obtained.
The operator for the Arbors portfolio has failed to remit contractual rent and satisfy other conditions under its leases, which resulted in defaults under the operator’s leases, and in turn, resulted in a non-monetary default under the mortgage notes collateralized by the properties as of September 30, 2022. We have remitted contractual debt service and are in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
As the impact of the inflation, rising interest rates, risk of recession and other economic market conditions continue to influence our investments’ performance, which may have a negative impact on our ability to service or refinance our borrowings and we may experience defaults in the future.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of September 30, 2022, our leverage was 55.6% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of September 30, 2022, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 57.9%.
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
We are also party to certain joint venture agreements that contemplate development of healthcare properties funded by us and our joint venture partners. Although we may not be obligated to fund such capital contributions or capital projects, we may be subject to adverse consequences under our joint venture governing documents for any such failure to fund.
Realization and Disposition of Investments
We will actively pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return, improve our liquidity position and generate value for shareholders. As the impact of inflation, rising interest rates, risk of recession and other economic market conditions continue to influence the properties’ performance, it may have a negative impact on our ability to generate desired returns on dispositions.
We have made significant investments through both consolidated and unconsolidated joint ventures with third parties. Decision-making authorities for these joint ventures could prevent us from selling properties or our interest in the joint venture. During the nine months ended September 30, 2022, our Espresso joint venture distributed the net proceeds generated from sub-portfolios sales, of which our proportionate share totaled $27.4 million. Refer to “—Recent Developments” for additional information on distributions from portfolio sales.
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
Other Commitments
On October 21, 2022, we terminated the advisory agreement and completed the Internalization. Prior to the termination of the advisory agreement, we reimbursed the Advisor for direct and indirect operating costs in connection with services provided to us. Under our new internalized structure, we will directly incur and pay all general and administrative costs.

In connection with the Internalization, we entered into the TSA, to facilitate an orderly transition of the management of our operations. The TSA provides for, among other things, the Advisor to provide certain services, which primarily include technology, insurance, legal, treasury and accounts payable services. We will reimburse the Advisor for costs to provide such services. Refer to “—Recent Developments” for further information.

Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2022	2021	2022 vs. 2021 Change
Operating activities	$(13,604)	$(4,355)	$(9,249)
Investing activities	24,249	92,367	(68,118)
Financing activities	(113,901)	(71,058)	(42,843)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(103,256)	$16,954	$(120,210)
Operating Activities
Net cash used in operating activities totaled $13.6 million for the nine months ended September 30, 2022, as compared to $4.4 million for the nine months ended September 30, 2021. The change in cash flow from operating activities was a result of receiving $7.4 million in federal COVID-19 provider relief grants from HHS during the nine months ended September 30, 2021 as well as generating lower rental and resident fee income, net of property operating expenses during the nine months ended September 30, 2022 as a result of portfolio sales during the year ended December 31, 2021.
Investing Activities
Our cash flows from investing activities are primarily proceeds from investment dispositions, net of any capital expenditures. Net cash provided by investing activities was $24.2 million for the nine months ended September 30, 2022 as compared to $92.4 million for the nine months ended September 30, 2021. Cash flows provided by investing activities for the nine months ended September 30, 2022 were from distributions received from our unconsolidated investments. Cash inflows were used to fund recurring capital expenditures and operating shortfalls for existing investments and to pay corporate general and administrative expenses. Cash flows provided by investing activities for the nine months ended September 30, 2021 were from collections of outstanding principal on our real estate debt investment and proceeds from property sales.
On a same store basis, capital expenditures increased during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The resumption of normalized business operations has allowed our managers to commence additional improvement projects as we continue to invest capital into our operating portfolios in order to maintain market position and enhance overall asset value.
The following table presents cash used for capital expenditures, excluding our unconsolidated ventures (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	2022 vs. 2021 Change
Same store (excludes properties sold)
ALF/MCF properties	$1,993	$1,552	$441
ILF properties	15,609	9,700	5,909
Net lease properties	322	—	322
Properties sold	—	6,092	(6,092)
Total capital expenditures	$17,924	$17,344	$580
Financing Activities
Cash flows used in financing activities were $113.9 million for the nine months ended September 30, 2022 compared to $71.1 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net cash flows used in financing activities were primarily attributable to the payment of the Special Distribution to stockholders, repayment of the financing on the Oak Cottage portfolio and continued principal amortization on our mortgage notes. Cash flows used in financing activities during the nine months ended September 30, 2021 were primarily the repayment of the $35.0 million borrowed under the Sponsor Line and principal amortization and repayments on our mortgage notes payable. Cash outflows were partially offset by the refinancing of a mortgage note for a property within our Aqua portfolio, which generated $6.5 million in net proceeds.

Off-Balance Sheet Arrangements
As of September 30, 2022, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I. Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Distributions Declared and Paid
Since inception of our first investment, through September 30, 2022, we declared $530.9 million in distributions, inclusive of the recent Special Distribution, and generated cumulative FFO of $134.0 million. From the date of our first investment on April 5, 2013 through December 31, 2017, we declared an annualized distribution amount of $0.675 per share of our common stock. From January 1, 2018 through January 31, 2019, we declared an annualized distribution amount of $0.3375 per share of our common stock. Effective February 1, 2019, our board of directors suspended recurring distributions in order to preserve capital and liquidity. On April 20, 2022, our board of directors declared the Special Distribution of $0.50 per share for each stockholder of record on May 2, 2022 totaling $97.1 million. On or around May 5, 2022, $97.0 million of the Special Distribution was paid in cash from sources other than our cash flow provided by operations, including cash proceeds generated from asset sales and realizations during the year ended December 31, 2021. While we do not anticipate recurring dividends in the near future, in light of the cash flow generated by our investments as compared to our capital expenditure needs and debt service obligations, our management and board of directors will evaluate special distributions in connection with asset sales and other realizations of our investments on a case-by-case basis based on, among other factors, current and projected liquidity needs, opportunities for investment in our assets (such as capital expenditure and de-levering opportunities) and other strategic initiatives.
To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders may be diluted. Future distributions declared and paid may exceed FFO and cash flow provided by operations. FFO, as defined, may not reflect actual cash available for distributions.
Related Party Arrangements
Advisor
Prior to the Internalization, the Advisor was responsible for managing our affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on our behalf. For such services, to the extent permitted by law and regulations, the Advisor received fees and reimbursements from us. Pursuant to the advisory agreement, the Advisor could defer or waive fees in its discretion.
In connection with the Internalization, the advisory agreement was terminated on October 21, 2022. Refer to “—Recent Developments” for further information.
Fees to Advisor
Asset Management Fee
Prior to the termination of the advisory agreement, the Advisor received a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value, as may be subsequently adjusted for any special distribution declared by our board of directors in connection with a sale, transfer or other disposition of a substantial portion of our assets. From January 1, 2022 through the October 21, 2022 termination of the advisory agreement, the fee was reduced if our corporate cash balances exceeded $75.0 million, subject to the terms and conditions set forth in the advisory agreement.
Effective July 1, 2021, the asset management fee was paid entirely in shares of our common stock at a price per share equal to the most recently published net asset value per share.

Acquisition Fee
Effective January 1, 2018, the Advisor no longer received an acquisition fee in connection with our acquisitions of real estate properties or debt investments.
Disposition Fee
Effective June 30, 2020, the Advisor no longer had the potential to receive a disposition fee in connection with the sale of real estate properties or debt investments.
Reimbursements to Advisor
Operating Costs
Prior to the termination of the advisory agreement, the Advisor was entitled to receive reimbursement for direct and indirect operating costs incurred by the Advisor in connection with administrative services provided to us. The Advisor allocated, in good faith, indirect costs to us related to the Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Advisor. The indirect costs included our allocable share of the Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spent all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also included rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there was no reimbursement for personnel costs related to our executive officers (although reimbursement for certain executive officers of the Advisor was permissible) and other personnel involved in activities for which the Advisor received an acquisition fee or a disposition fee. The Advisor allocated these costs to us relative to its and its affiliates’ other managed companies in good faith and reviewed the allocation with our board of directors, including our independent directors. The Advisor updated our board of directors on a quarterly basis of any material changes to the expense allocation and provided a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors.
We reimbursed the Advisor quarterly for operating costs (including the asset management fee) based on a calculation, or the 2%/25% Guidelines, for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we could reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determined that such excess expenses are justified based on unusual and non-recurring factors. We have calculated the expense reimbursement quarterly based upon the trailing twelve-month period. As of September 30, 2022, the Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us.
As of September 30, 2022, the outstanding operating costs reimbursable to the Advisor totaled $2.5 million and were reimbursed during the fourth quarter of 2022. The Advisor continued to incur direct and indirect operating costs on our behalf through the termination of the advisory agreement on October 21, 2022. In addition, we will pay the Advisor’s costs for certain services for a transition period. Refer to “—Recent Developments” for further discussion.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2021	Nine Months Ended September 30, 2022		Due to Related Party as of September 30, 2022 (Unaudited)
	Financial Statement Location		Incurred	Paid
Fees to Advisor Entities
Asset management	Asset management fees-related party	$937	$7,532	$(7,657)	$812
Reimbursements to Advisor Entities
Operating costs	General and administrative expenses	6,401	8,789	(12,655)	2,535
Total		$7,338	$16,321	$(20,312)	$3,347
Pursuant to the advisory agreement, for the nine months ended September 30, 2022, we issued 2.0 million shares totaling $7.7 million based on the estimated value per share on the date of each issuance, to an affiliate of the Advisor as part of its asset management fee. We will issue shares to satisfy outstanding asset management fees incurred and payable through the termination of the advisory agreement on October 21, 2022. As of September 30, 2022, the Advisor, the Sponsor and their affiliates owned a total of 9.4 million shares, or $36.6 million of our common stock based on our most recent estimated value per share. As of September 30, 2022, the Advisor, the Sponsor and their affiliates owned 4.8% of the total outstanding shares of our common stock.
Incentive Fee
NorthStar Healthcare Income OP Holdings, LLC, an affiliate of the Advisor, or the Special Unit Holder, is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through September 30, 2022, the Special Unit Holder has not received any incentive fees.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who owns 80.0%, and us, who owns 20.0%. For the nine months ended September 30, 2022, we recognized property management fee expense of $4.1 million paid to Solstice related to the Winterfell portfolio.
The below table indicates our investments for which the Sponsor is also an equity partner in the joint venture. Each investment was approved by our board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	NRF and Partner/ Formation Capital, LLC	May 2014	5.6%
Diversified US/UK	NRF and Partner	December 2014	14.3%
Line of Credit - Related Party
In October 2017, we obtained the Sponsor Line, which was approved by our board of directors, including all of our independent directors. In April 2020, we borrowed $35.0 million under the Sponsor Line to improve our liquidity position in response to the COVID-19 pandemic. In July 2021, we repaid, in full, the $35.0 million outstanding borrowing and as of September 30, 2022, we had no outstanding borrowings under the Sponsor Line. The Sponsor Line had a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR and had a maturity date of February 2024. On October 21, 2022, the Sponsor Line was terminated in connection with the termination of the advisory agreement. No amounts were outstanding under the Sponsor Line at the time of termination. Refer to “—Recent Developments” for additional information on the internalization.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of September 30, 2022, 14.1% of our total borrowings were floating-rate liabilities, which are related to mortgage notes payable of our direct operating investments.
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

The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. As of September 30, 2022, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $1.0 million annually.
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
Credit Risk
We are subject to the credit risk of the operators of our healthcare properties. The operator of our four net lease properties failed to remit contractual monthly rent obligations and it is not probable that these obligations will be satisfied in the foreseeable future.
Risk Concentration
The following table presents the operators and managers of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

	As of September 30, 2022		Nine Months Ended September 30, 2022
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	4,000	$82,607	60.5%
Watermark Retirement Communities	14	1,753	33,770	24.8%
Avamere Health Services	5	453	14,764	10.8%
Integral Senior Living	1	44	3,628	2.7%
Arcadia Management(4)	4	572	1,220	0.9%
Other(5)	—	—	456	0.3%
Total	56	6,822	$136,445	100.0%
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
(4)During the nine months ended September 30, 2022, we recorded rental income to the extent rental payments were received.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings, the Advisor’s agreement to defer, reduce or waive fees (or accept, in lieu of cash, shares of our common stock) or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in excess of our cash flow from operations. From February 2019 through April 2022 and from June 2022 through September 2022, we did not declare any distributions.
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
As a result of the Internalization, we are newly self-managed.
As a result of the Internalization, we are a self-managed REIT. We no longer bear the costs of the various fees and expense reimbursements previously paid to the Advisor and its affiliates; however, we are now directly responsible for our expenses, including the compensation and benefits of our officers, employees and consultants, overhead and other general and administrative expenses previously paid by the Advisor and its affiliates. We are also now subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the cost of the establishment and maintenance of any employee compensation plans. We may encounter unforeseen costs, expenses, and difficulties managing these costs on a standalone basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been.
We may not realize some or all of the targeted benefits of the Internalization.
In connection with the Internalization, we entered into the TSA, pursuant to which the Advisor agreed to provide certain services for a transition period. The failure to effectively complete the transition of these services to a fully internal basis, efficiently manage the transition with the Advisor or find adequate internal replacements for these services, could impede our ability to achieve the targeted cost savings of the Internalization and adversely affect our operations. In addition, we anticipate operating on a smaller scale going forward, with fewer resources than have historically been available to us through our Adviser’s organization, which may adversely impact our ability to achieve our investment objectives. In addition, complexities arising from the Internalization could increase our overhead costs and detract from management’s ability to focus on operating our business. There can be no assurance we will be able to realize the expected cost savings or strategic benefits of the Internalization.
We are reliant on certain transition services provided by the Advisor under the TSA, and may not find a suitable provider for these transition services if the Advisor no longer provides the transition services to which we are entitled under the TSA.
We remain reliant on the Advisor during the period of the TSA, and the loss of these transition services could adversely affect our operations. We are subject to the risk that the Advisor will default on its obligation to provide the transition services to which we are entitled under the TSA, or that we or the Advisor will terminate the TSA pursuant to its termination provisions, and that we will not be able to find a suitable replacement for the transition services provided under the TSA in a timely manner, at a reasonable cost or at all. In addition, the Advisor’s liability to us if it defaults on its obligation to provide transition services to us during the transition period is limited by the terms of the TSA, and we may not recover the full cost of any losses related to such a default.

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
For the nine months ended September 30, 2022, we have not repurchased any shares of our common stock.
Unregistered Sales of Equity Securities
On July 31, 2022, August 31, 2022 and September 30, 2022 we issued 204,700, 205,472 and 206,886 shares of common stock at $3.91 per share, respectively, to the Advisor as part of its asset management fee, pursuant to the advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Determination of Estimated Value Per Share

Overview

On November 10, 2022, upon the recommendation of the Audit Committee of the Board of NorthStar Healthcare Income, Inc., the Board, including all of its independent directors, approved and established an estimated value per share of NorthStar Healthcare’s common stock of $2.93. The estimated value per share is based upon the estimated value of NorthStar Healthcare’s assets less the estimated value of NorthStar Healthcare’s liabilities as of June 30, 2022, divided by the number of shares of NorthStar Healthcare’s common stock outstanding as of June 30, 2022. The information used to generate the estimated value per share, including market information, investment- and property-level data and other information provided by third parties, was the most recent information practically available as of June 30, 2022.

Process

The estimated value per share was calculated with the assistance of NorthStar Healthcare’s management team, or Management, and Kroll, LLC, or Kroll, an experienced third-party independent valuation and consulting firm engaged by NorthStar Healthcare to assist with the valuation of its assets and liabilities. The engagement of Kroll was approved by the Board, including all of its independent directors. Kroll has extensive experience in conducting asset valuations, including appraisals of healthcare properties similar to those owned by NorthStar Healthcare. While NorthStar Healthcare has engaged or may engage Kroll in the future for services of various kinds, NorthStar Healthcare believes that there are no material conflicts of interest with respect to its engagement of Kroll.

The Audit Committee recommended and the Board established the estimated value per share based upon the analyses and reports provided by Kroll and Management, including an evaluation of NorthStar Healthcare’s assets and liabilities as of June 30, 2022. In arriving at its recommendation, the Audit Committee relied in part on valuation methodologies that Kroll and Management believe are standard and acceptable in the real estate and non-listed REIT industries for the types of assets and liabilities held by

NorthStar Healthcare. The process for estimating the value of NorthStar Healthcare’s assets and liabilities was performed in accordance with the provisions of the Institute for Portfolio Alternatives Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs. NorthStar Healthcare believes that the valuation was developed in a manner reasonably designed to ensure its reliability.

On November 10, 2022, Kroll delivered its report related to the valuation of NorthStar Healthcare’s assets and liabilities as of June 30, 2022, reflecting the estimated range of values for NorthStar Healthcare’s 56 healthcare real estate properties, 6 of which have excess land and two undeveloped land parcels, or collectively, the Healthcare Properties, four healthcare real estate investments and one healthcare real estate property management platform held through unconsolidated joint ventures, or the Joint Venture Investments, and 52 healthcare real estate liabilities, or the Healthcare Borrowings.

The Board currently expects that NorthStar Healthcare’s next estimated value per share will be based upon its assets and liabilities as of June 30, 2023, and that such value will be included in a report filed with the SEC. NorthStar Healthcare intends to publish estimated values per share annually, although NorthStar Healthcare may determine to publish such revised values more frequently.

Valuation Methodology

Valuation of Healthcare Properties

To estimate the range of value of the Healthcare Properties, Kroll conducted an appraisal for the Healthcare Properties performed in accordance with the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation and with an effective valuation date of June 30, 2022. In determining the value of each Healthcare Property, Kroll utilized all information that they deemed relevant, including information from Management, and its own data sources, including trends in capitalization rates, leasing rates and other economic factors. In conducting its appraisals of the Healthcare Properties, other than for the undeveloped land parcels and any excess land associated with the Healthcare Properties, Kroll utilized both the direct capitalization approach and discounted cash flow, or the DCF, approach to value the Healthcare Properties.

In the direct capitalization approach, a market overall capitalization rate is applied to the estimated forward-year annual stabilized net operating income. In the DCF approach, a market terminal capitalization and discount rate is utilized to derive a value indication from the estimated forward multi-year annual net operating income. Kroll placed primary emphasis on the direct capitalization approach for the operating Healthcare Properties and for the net leased Healthcare Properties with stable and long-term income streams. The DCF was completed as a secondary, confirmatory approach. Kroll placed primary emphasis on the DCF approach for the net leased Healthcare Properties with fluctuating cash flows or near-term lease expirations. Kroll believes the two methodologies are the most appropriate for valuing healthcare assets similar to those owned by NorthStar Healthcare. In selecting each capitalization rate range, Kroll took into account, among other factors, prevailing capitalization rates in the healthcare property sector, the property’s location, age and condition, the property’s operating trends and lease coverage ratios, if applicable, and other unique property factors. As applicable, Kroll adjusted the capitalized value range of each Healthcare Property it appraised for any excess land, deferred maintenance or other anticipated property capital expenditures, lease-up costs and other adjustments as appropriate to estimate the “as-is” value range of each of the Healthcare Properties it appraised. For the Healthcare Properties with excess land and undeveloped land parcels, Kroll valued the land by utilizing a comparable sales analysis, where land sales or listings in the market were analyzed and a market-based value indication per square foot or acre was derived and applied to the land parcel to determine the parcel’s estimated market value. Kroll adjusted the “as-is” property values as of June 30, 2022, as appropriate, for NorthStar Healthcare’s allocable ownership interest in the Healthcare Properties to account for the interests of any third-party investment partners, including any priority distributions. Kroll’ appraisals were certified by an appraiser licensed in the state in which the Healthcare Properties were located.

As of June 30, 2022, the estimated value of the Healthcare Properties underlying the $2.93 estimated per share value was $1.00 billion, compared with an aggregate cost, including purchase price, deferred costs, and other assets of $1.45 billion, or the Property Purchase Price. The following summarizes the key assumptions that were used in the DCF and direct capitalization analyses to arrive at the value of the Healthcare Properties:

	Range		Weighted Average
	Minimum	Maximum

Net Leased Senior Housing Properties(1)
Discount Rate	10.00%	10.00%	10.00%
Terminal Capitalization Rate	8.00%	8.00%	8.00%

Operating Senior Housing Properties
Direct Capitalization Rate	6.00%	7.00%	6.35%
_______________________________________
(1)Consists of four facilities in the Arbors net lease investments valued using the same terminal capitalization and discount rates.

Valuation of Joint Venture Investments

The healthcare real estate portfolios held through the four healthcare real estate Joint Venture Investments were valued similarly to the process described above in “Valuation of Healthcare Properties.” For each healthcare real estate Joint Venture Investment, Kroll estimated the aggregate value range of the underlying healthcare properties and added or subtracted, as appropriate, outstanding borrowings, after factoring in any adjustments for above- or below-market in-place financing, as deemed applicable based on information provided on such borrowings, and other joint venture balance sheet assets and liabilities to derive an estimated equity value range of the healthcare real estate Joint Venture Investments. Kroll then applied the terms of the applicable joint venture agreement, including any distribution priorities, to its equity value estimate to establish NorthStar Healthcare’s allocable share of these healthcare real estate Joint Venture Investments.

The one healthcare real estate property management platform held through a Joint Venture Investment, or the Solstice Joint Venture, is a property management venture that as of June 30, 2022 manages solely NorthStar Healthcare’s 32-property independent living portfolio, or the Winterfell Portfolio. To estimate the value of the Solstice Joint Venture, Kroll reviewed the joint venture agreements, historical revenues and earnings before interest, taxes, depreciation and amortization, or EBITDA, for the Solstice Joint Venture, historical and budgeted property operating revenues for the Winterfell Portfolio, the estimated property revenue utilized in the appraisal for the Winterfell Portfolio, and revenue and EBITDA valuation metrics associated with real estate management companies. Based on the above, Kroll determined an appropriate range of revenue and EBITDA multiples for the Solstice Joint Venture to determine a value range for the Solstice Joint Venture. Kroll then applied the terms of the Solstice Joint Venture agreements, including any distribution priorities and considering transfer rights associated with the joint venture interest, to its Solstice Joint Venture value estimate to establish the value range of NorthStar Healthcare’s interest in the Solstice Joint Venture.

As of June 30, 2022, the estimated value of the Joint Venture Investments underlying the $2.93 estimated per share value was $355.4 million, compared with an aggregate equity contribution, net of distributions in connection with asset sales, of $434.1 million, or the Joint Venture Equity Contribution. The following summarizes the key assumptions that were used in the DCF, direct capitalization, and Revenue and EBITDA valuation multiple analyses to arrive at the value of the Joint Venture Investments:

	Range		Weighted Average
	Minimum	Maximum
Net Leased Senior Housing & Skilled Nursing Properties
Discount Rate	8.50%	15.50%	11.43%
Terminal Capitalization Rate	7.00%	12.50%	10.44%
Direct Capitalization Rate	6.50%	15.75%	9.61%

Operating Senior Housing & Skilled Nursing Properties
Direct Capitalization Rate	6.25%	9.25%	7.76%

Medical Office Buildings
Direct Capitalization Rate	5.75%	8.25%	6.36%

Net Leased Hospitals
Discount Rate	8.75%	8.75%	8.75%
Terminal Capitalization Rate	7.50%	7.50%	7.50%
Direct Capitalization Rate	7.00%	7.50%	7.29%

Property Management & Ancillary Businesses
Revenue Valuation Multiple	1.1x	1.2x	1.3x

Valuation of Healthcare Borrowings

Kroll estimated the fair value range of NorthStar Healthcare’s long-term liabilities by discounting the stream of expected interest and principal payments for each liability by an interest rate range that Kroll estimated a current market participant would require for instruments with similar collateral and duration assuming an orderly market environment, taking into account factors such as remaining loan term, loan-to-value ratio, collateral type, debt service coverage, security position and other factors deemed relevant. As of June 30, 2022, the gross estimated value of the Healthcare Borrowings underlying the $2.93 estimated per share value was $885.1 million, compared with an aggregate gross outstanding principal amount of $931.6 million. The discount rates used by Kroll to estimate the value of the Healthcare Borrowings ranged from approximately 4.50% to 7.50% with a weighted average of approximately 6.28%.

Cash, Other Tangible Assets and Other Liabilities

The fair value of NorthStar Healthcare’s cash, other tangible assets and liabilities, was estimated by Management to approximate carrying value as of June 30, 2022 and Kroll relied upon and utilized such amounts in its determination of the estimated value range per share.

Estimated Value Per Share

Based on the above valuations and estimates and subject to the assumptions and limiting conditions contained in its report, Kroll estimated the net asset value range per fully diluted common share outstanding of NorthStar Healthcare as of June 30, 2022 from $2.54 to $3.31 per share. Based on its review of the Kroll report and the analysis of Management, the Audit Committee recommended and the Board approved an estimated value per share of $2.93 as of June 30, 2022.

The table below illustrates a breakdown of NorthStar Healthcare’s estimated value per share as of June 30, 2022 ($ in thousands, except per share values):

	Estimated Value	Estimated Value Per Share
Healthcare Properties	$1,000,650	$5.14
Joint Venture Investments	355,408	1.83
Investments Subtotal:	1,356,058	6.97
Cash and other tangible assets	126,004	0.65
Healthcare Borrowings	(885,126)	(4.55)
Other Liabilities	(24,776)	(0.13)
Non Controlling Interests	(2,126)	(0.01)
Estimated net asset value as of June 30, 2022	$570,034	$2.93
Estimated enterprise value per share		None assumed

Shares outstanding (in thousands)	194,666

In the aggregate, the estimated value of NorthStar Healthcare’s Healthcare Properties and Joint Venture Investments total approximately $1.36 billion as compared to the aggregate cost of $1.88 billion for the Healthcare Properties, the Joint Venture Equity Contribution and the Principal Amount. The decline in gross value results in a corresponding decline of approximately 55% of the net equity value, based on original cost, which totaled $952.3 million as of June 30, 2022.

As previously described, the estimated value per share recommended by the Audit Committee and approved by the Board does not reflect NorthStar Healthcare’s “enterprise value,” which may include a premium or discount for:
•the characteristics of NorthStar Healthcare’s working capital, leverage and other financial structures where some buyers may ascribe different values;
•investments through joint ventures, where NorthStar Healthcare owns a non-controlling interest and may have limited decision making authority, as some buyers may pay less for these types of investments;
•disposition and other expenses that would be necessary to realize the value;
•the cost to secure the services of Management on a long-term basis; or
•the potential difference in per share value if NorthStar Healthcare were to list its shares of common stock on a national securities exchange.

On November 10, 2022, Kroll delivered its valuation report to the Audit Committee. The Audit Committee was given an opportunity to confer with Kroll and Management regarding the methodologies and assumptions used therein, and determined to recommend to the Board the estimated value per share of NorthStar Healthcare’s common stock.

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

Sensitivity Analysis

Changes to the key assumptions used to arrive at the estimated value per share, including the capitalization rates and discount rates used to value the Healthcare Properties, Joint Venture Investments and Healthcare Borrowings, would have a significant impact on the underlying value of NorthStar Healthcare’s assets. The following table presents the impact on the estimated value per share of NorthStar Healthcare’s common stock resulting from a 5.0% increase and decrease to (1) the capitalization and discount rates used to value the Healthcare Properties, (2) the capitalization and discount rates used to value the Joint Venture Investments (and the discount rates used in the determination of the debt fair market values within the Joint Venture Investments) and (3) the discount rates used to value the Healthcare Borrowings:

	Range of Value
	Low	Estimated Value	High
Estimated Net Asset Value Per Share	$2.54	$2.93	$3.31

Healthcare Properties:
Weighted Average Capitalization Rate	6.66%	6.35%	6.03%
Weighted Average Discount Rate	8.50%	8.10%	7.69%

Joint Venture Investments:
Weighted Average Capitalization Rate(1)	8.40%	7.99%	7.59%
Weighted Average Discount Rate	12.12%	11.35%	10.98%

Healthcare Borrowings:
Weighted Average Discount Rate	5.96%	6.28%	6.59%
___________________
(1)    Includes the effective revenue and EBITDA capitalization rate applied to the Solstice Joint Venture.

The following table presents the impact on the estimated value per share of NorthStar Healthcare’s common stock resulting from a 5.0% increase and decrease to (1) the capitalization and discount rates used to value the Healthcare Properties, (2) the capitalization and discount rates used to value the Joint Venture Investments (and the discount rates used in the determination of the debt fair market values within the Joint Venture Investments) and (3) the discount rates used to value the Healthcare Borrowings, with the impact of each asset or liability class within NorthStar Healthcare’s portfolio shown in isolation:

	Range of Value
	Low	Estimated Value	High
Healthcare Properties (Capitalization & Discount Rates)	$2.63	$2.93	$3.18
Joint Venture Investments (Capitalization & Discount Rates)(1)	$2.73	$2.93	$3.28
Healthcare Borrowings (Discount Rates)	$2.92	$2.93	$2.94
_______________
(1)    Includes the impact of 5% increase and decrease to the interest rates used in the determination of the debt fair market values within the Joint Venture Investments.

The above sensitivity analysis differs from the methodology employed by Kroll to generate the range of estimated per share values in its report. The sensitivity analysis above assumes a 5.0% increase and decrease to the underlying valuation assumptions, which generally differs from the adjustments to the valuation assumptions employed by Kroll in its valuation report.

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

The estimated value of NorthStar Healthcare’s assets and liabilities is as of a specific date and such value is expected to fluctuate over time in response to future events, including but not limited to, the lasting effects of the COVID-19 pandemic, inflationary pressures on operating expenses, changes to commercial real estate values, particularly healthcare-related commercial real estate, developments related to individual assets, changes in market interest rates for commercial real estate debt and its impact on transaction executions, including, in particular, the current rising interest rate environment, changes in capitalization rates, rental and growth rates, changes in laws or regulations impacting the healthcare industry, demographic changes, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on NorthStar Healthcare’s common stock, repurchases of NorthStar Healthcare’s common stock, changes in the number of shares of NorthStar Healthcare’s common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and the factors specified in Part I, Item 1A. of NorthStar Healthcare’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part II, Item IA. of NorthStar Healthcare's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 under the heading "Risk Factors". There is no assurance that the methodologies used to establish the estimated value per share would be acceptable to the Financial Industry Regulatory Authority, Inc. or in compliance with guidelines pursuant to the Employee Retirement Income Security Act of 1974 with respect to their reporting requirements.

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

4.1	Amended and Restated Distribution Reinvestment Plan (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2016 and incorporated herein by reference)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
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
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	November 10, 2022	By:	/s/ KENDALL K. YOUNG
			Name:	Kendall K. Young
			Title:	Chief Executive Officer, President and Vice Chairman

		By:	/s/ NICHOLAS R. BALZO
			Name:	Nicholas R. Balzo
			Title:	Chief Financial Officer, Treasurer and Secretary