Form 10-K
period 2022-12-31
NorthStar Healthcare Income, Inc.
filed 2023-03-27
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(929) 777-3125
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 195,421,665 shares outstanding as of March 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement related to the registrant’s 2023 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders; our ability to retain our senior executives and other sufficient personnel to manage our business; our ability to realize substantial efficiencies as well as anticipated strategic and financial benefits of the internalization of our management function as operating costs and business disruption may be greater than expected; the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements.
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
Risks Related to Our Business
•The continuing effects of the COVID-19 pandemic may have a material adverse effect on our business, results of operations, cash flows and financial condition.
•There is a high degree of uncertainty regarding oversight of funds provided through the CARES Act and other statutory relief efforts related to the COVID-19 pandemic.
•Macroeconomic trends, including rising labor costs and historically low unemployment, increases in inflation and rising interest rates may adversely affect our business and financial results.
•We are directly exposed to operational risks at substantially all of our owned properties and are dependent on the operators or managers of these properties to manage these risks.
•Our Winterfell, Rochester and Arbors portfolios do not currently generate sufficient cash flow from operations to satisfy all debt service obligations and capital expenditure needs.
•Events that adversely affect the ability of seniors and their families to afford resident fees at our seniors housing facilities could cause our occupancy rates, resident fee revenues and results of operations to decline.
•Increased competition could adversely affect future occupancy rates, operating margins and profitability at our properties.
•We are subject to risks associated with capital expenditures, and our failure to adequately manage such risks could have a material adverse effect on our business, financial condition and results of operations.
•We depend on two operators/managers, Watermark Retirement Communities, or Watermark, and Solstice Senior Living, or Solstice, for a significant majority of our revenues and net operating income. Adverse developments in Watermark’s or Solstice’s business and affairs or financial condition could have a material adverse effect on us.
•If we must replace any of our operators or managers, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a material adverse effect on us.
•Our strategy depends upon identifying and executing on disposition opportunities that achieve a desired return.
•Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
•We may have limited rights to information or ability to influence material decisions for our unconsolidated investments.
•Our unconsolidated investments involve different asset classes, structures and jurisdictions, which may expose us to different risks.
Risks Related to Our Capital Structure
•Market conditions and the actual and perceived state of the capital markets generally could negatively impact our business, financial condition and results of operations.
•We may be forced to dispose of assets at suboptimal times due to debt maturities.
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

•Our board of directors determined an estimated value per share of $2.93 for our common stock as of June 30, 2022, which may not reflect the current value of shares of our common stock.
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
Risks Related to Our Company and Corporate Structure
•As a result of the Internalization, we are newly self-managed.
•We may not realize some or all of the targeted benefits of the Internalization.
•We are reliant on certain transition services provided by our Former Advisor under the TSA, and may not find a suitable provider for these transition services if our Former Advisor no longer provides the transition services to which we are entitled under the TSA.
•Our ability to operate our business successfully would be harmed if key personnel terminate their employment with us.
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

PART I
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries, unless context specifically requires otherwise.
Overview
We own a diversified portfolio of seniors housing properties, including independent living facilities, or ILFs, assisted living facilities, or ALFs, and memory care facilities, or MCFs, located throughout the United States. In addition, we have made investments through non-controlling interests in joint ventures in a broader spectrum of healthcare real estate, including seniors housing properties, as well as continuing care retirement communities, or CCRCs, skilled nursing facilities, or SNFs, medical office buildings, or MOBs, specialty hospitals and ancillary services businesses, across the United States and United Kingdom.
We were formed in October 2010 as a Maryland corporation and commenced operations in February 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
From inception through December 31, 2022, we raised $2.0 billion in total gross proceeds from the sale of shares of our common stock in our continuous, public offerings, including $232.6 million pursuant to our distribution reinvestment plan, or our DRP, collectively referred to as our Offering.
The Internalization
From inception through October 21, 2022, we were externally managed by CNI NSHC Advisors, LLC or its predecessor, or the Former Advisor, an affiliate of NRF Holdco, LLC, or the Former Sponsor. The Former Advisor was responsible for managing our operations, subject to the supervision of our board of directors, pursuant to an advisory agreement. On October 21, 2022, we completed the internalization of our management function, or the Internalization. In connection with the Internalization, we agreed with the Former Advisor to terminate the advisory agreement and arranged for the Former Advisor to continue to provide certain services for a transition period. Going forward, we will be self-managed under the leadership of Kendall Young, who was appointed by the board of directors as Chief Executive Officer and President concurrent with the Internalization.
Our Strategy
Our primary objective is to maximize value and generate liquidity for shareholders. The key elements of our strategy include:
•Grow the Operating Income Generated by Our Portfolio. Through active portfolio management, we will continue to review and implement operating strategies and initiatives that address factors impacting the industry, including inflation and other economic conditions, to enhance the performance of our existing investment portfolio.
•Deploy Strategic Capital Expenditures. We will continue to invest capital into our investments in order to maintain market position, functional and operating standards, and improve occupancy and resident rates, in an effort to enhance the overall value of our assets.
•Pursue Dispositions and Opportunities for Asset Repositioning to Maximize Value. We will actively pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return and generate value for shareholders. Additionally, we will continue to assess the need for strategic repositioning of assets, joint ventures, operators and markets to position our portfolio for optimal performance.
Our Investments
Our investments are categorized as follows:
•Direct Investments - Operating - Properties operated pursuant to management agreements with managers, in which we own a controlling interest.
•Direct Investments - Net Lease - Properties operated under net leases with an operator, in which we own a controlling interest.
•Unconsolidated Investments - Joint ventures, which include properties operated under net leases with an operator or pursuant to management agreements with managers, in which we own a minority, non-controlling interest.

Our direct investments are in seniors housing facilities, which includes ILFs, ALFs, and MCFs, as described in further detail below. Revenues generated by seniors housing facilities typically come from private pay sources, including private insurance, and to a much lesser extent government reimbursement programs, such as Medicaid.
•Independent living facilities. ILFs are properties with central dining facilities that provide services that include security, housekeeping, nutrition and limited laundry services. ILFs are designed specifically for independent seniors who are able to live on their own, but desire the security and conveniences of community living. ILFs typically offer several services covered under a regular monthly fee.
•Assisted living facilities. ALFs provide services that include minimal assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services may be bundled within one monthly fee or based on the care needs of the resident and usually include three meals per day in a central dining room, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance with the activities of daily living, such as eating, dressing and bathing. ALFs typically are comprised of studios, one and two bedroom suites equipped with private bathrooms and efficiency kitchens.
•Memory care facilities. MCFs offer specialized options for seniors with Alzheimer’s disease and other forms of dementia. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment. Residents require a higher level of care and more assistance with activities of daily living than in ALFs. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents.
Through our unconsolidated investments, we have additional investments in seniors housing facilities, as well as in additional types of healthcare real estate, including the following:
•Continuing care retirement communities. CCRCs provide, as a continuum of care, the services described for ILFs, ALFs and SNFs in an integrated campus.
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
•Care Homes. Care homes are daily rate or rental properties in the United Kingdom that may provide residential, nursing and/or dementia care. Revenues generated from care homes typically come from private pay sources, as well as government reimbursement.
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
•Specialty Hospitals. Services provided by operators and tenants in hospitals are paid for by private sources, third-party payers (e.g., insurance and Health Maintenance Organizations), or through the Medicare and Medicaid programs. Our hospital properties typically will include long-term acute care, specialty and rehabilitation hospitals and generally are leased to operators under triple-net lease structures.
For financial information regarding our reportable segments, refer to Note 11, “Segment Reporting” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

The following table presents a summary of investments as of December 31, 2022 (dollars in thousands):

		Properties(1)
Investment Type / Portfolio	Amount(2)	Seniors Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Operating
Winterfell	$711,505	32	—	—	—	32	12 U.S. States	100.0%
Rochester	186,277	10	—	—	—	10	New York	97.0%
Avamere	93,474	5	—	—	—	5	Washington/Oregon	100.0%
Aqua	82,769	4	—	—	—	4	Texas/Ohio	97.0%
Oak Cottage	18,613	1	—	—	—	1	California	100.0%
Subtotal	$1,092,638	52	—	—	—	52

Direct Investments - Net Lease
Arbors	$103,915	4	—	—	—	4	New York	100.0%
Total Direct Investments	$1,196,553	56	—	—	—	56

Unconsolidated Investments
Trilogy(3)	$128,884	23	—	75	—	98	4 U.S. States	23.2%
Diversified US/UK(4)	28,442	95	106	39	9	249	17 U.S. States & U.K.	14.3%
Eclipse	834	35	—	9	—	44	10 U.S. States	5.6%
Espresso	18,019	1	—	32	—	33	Ohio/Michigan	36.7%
Subtotal	$176,179	154	106	155	9	424
Solstice(5)	323	—	—	—	—	—		20.0%
Total Unconsolidated Investments	$176,502	154	106	155	9	424

Total Investments	$1,373,055	210	106	155	9	480
_______________________________________
(1)Classification based on predominant services provided, but may include other services.
(2)For direct investments, amount represents operating real estate, before accumulated depreciation as presented in our consolidated financial statements as of December 31, 2022. For unconsolidated investments, amount represents the carrying value of our investments in unconsolidated ventures as presented in our consolidated financial statements as of December 31, 2022. For additional information, refer to “Note 3, Operating Real Estate” and “Note 4, Investments in Unconsolidated Ventures” of Part II, Item 8. “Financial Statements and Supplementary Data.”
(3)Includes institutional pharmacy, therapy businesses and lease purchase buy-out options, which are not subject to property count.
(4)Refer to “—Business Update” for additional information on recent transactions.
(5)Represents our investment in Solstice Senior Living, LLC, or Solstice, the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, or ISL, a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%.

The following presents the properties of our direct and unconsolidated investments by property type and geographic location based on our proportionate share of cost as of December 31, 2022:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

_______________________________________
(1)Classification based on predominant services provided, but may include other services.

The following table presents the operators and managers of our direct investments (dollars in thousands):

	As of December 31, 2022		Year Ended December 31, 2022
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	3,993	$112,553	60.8%
Watermark Retirement Communities	14	1,782	45,276	24.3%
Avamere Health Services	5	453	19,778	10.7%
Integral Senior Living	1	40	4,913	2.7%
Arcadia Management(4)	4	572	1,597	0.9%
Other(5)	—	—	1,019	0.6%
Total	56	6,840	$185,136	100.0%
_______________________________________
(1)Represents rooms for ALFs, ILFs and MCFs, based on predominant type.
(2)Includes rental income received from our net lease properties as well as rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from our ALFs and MCFs, which includes resident room and care charges, ancillary fees and other resident service charges.
(3)Solstice is a joint venture of which affiliates of ISL own 80%.
(4)During the year ended December 31, 2022, we recorded rental income to the extent rental payments were received.
(5)Consists primarily of interest income earned on corporate-level cash accounts.

Direct Investments - Operating
We generate revenues from resident fees and rental income through our operating properties. Resident fee income is recorded by our ALFs and MCFs when services are rendered and includes resident room and care charges and other resident charges and rental income is generated from our ILFs.
Our operating properties allow us to participate in the risks and rewards of the operations of the facilities, as compared to receiving only contractual rent under a net lease. We engage independent managers to operate these facilities pursuant to management agreements, including procuring supplies, hiring and training all employees, entering into all third-party contracts for the benefit of the property, including resident/patient agreements, complying with laws and regulations, including but not limited to healthcare laws, and providing resident care and services, in exchange for a management fee. As a result, we must rely on our managers’ personnel, expertise, technical resources and information systems, risk management processes, proprietary information, good faith and judgment to manage our operating properties efficiently and effectively. We also rely on our managers to set appropriate resident fees, to provide accurate property-level financial results in a timely manner and otherwise operate our seniors housing facilities in compliance with the terms of our management agreements and all applicable laws and regulations.
Our management agreements generally provide for monthly management fees which are calculated based on various performance measures, including revenue, net operating income and other objective financial metrics. We are also required to reimburse our managers for expenses incurred in the operation of the properties, as well as to indemnify our managers in connection with potential claims and liabilities arising out of the operation of the properties. Our management agreements are terminable after a stated term with certain renewal rights, though we have the ability to terminate earlier upon certain events with or without the payment of a fee.
Watermark Retirement Communities and Solstice, together with their affiliates, manage substantially all of our operating properties. As of December 31, 2022, Watermark and Solstice or their respective affiliates collectively managed 46 of our seniors housing facilities pursuant to management agreements. For the year ended December 31, 2022, properties managed by Watermark and Solstice represented 24.6% and 61.1% of our total property and other revenues, respectively, and 22.4% and 59.5% of our operating real estate, respectively. Through our 20.0% ownership of Solstice, we are entitled to certain rights and minority protections. The following table presents a summary of the terms of the Watermark and Solstice management agreements:

Manager	Portfolio	Properties	Expiration Date	Management Fees
Solstice Senior Living	Winterfell	32	October 2025
•5% of monthly gross revenues, subject to certain exclusions
•7% of actual costs of certain capital projects
•Additional fees if net operating income exceeds annual target
•Additional fees if net operating income long-term growth is achieved

Watermark Retirement Communities(1)	Aqua	2	December 2023	•5% of monthly gross revenues, subject to certain exclusions •Eligible for promote in connection with disposition
	Aqua	2	February 2024
	Rochester	10	August 2023
_______________________________________
(1)Affiliates of Watermark also own a 3% non-controlling interest in the Rochester and Aqua portfolios, which may impact various rights and economics under the management agreements.
Direct Investments - Net Lease
We generate revenues from rental income from net leases to operators through our net lease properties. A net lease will typically provide for fixed rental payments, subject to periodic increases based on certain percentages or the consumer price index, and obligate the operator to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.
As of December 31, 2022, we had four ALF properties operated by Arcadia Management under net leases. These leases obligate Arcadia to pay a fixed rental amount and pay all property-level expenses, with a lease term that expires in August 2029. However, Arcadia has been unable to satisfy its obligations under its leases since February 2021, and instead remits rent and pays property-level expenses based on its available cash. We are in discussions with Arcadia regarding the rent shortfalls and resulting defaults under the leases. However, we expect the rent shortfalls to continue in the near-term, in varying amounts based on the property’s performance, and may also directly incur operating expenses to the extent Arcadia is unable to generate sufficient cash flow.

Unconsolidated Investments
The following table presents our unconsolidated investments (dollars in thousands):

					Properties as of December 31, 2022
Portfolio	Partner	Acquisition Date	Ownership	Amount(1)	Seniors Housing Facilities	MOB	SNF	Hospitals	Total
Trilogy	American Healthcare REIT / Management Team of Trilogy Investors, LLC	Dec-2015	23.2%	$128,884	23	—	75	—	98
Diversified US/UK (2)	NRF and Partner	Dec-2014	14.3%	28,442	95	106	39	9	249
Eclipse	NRF and Partner/ Formation Capital, LLC	May-2014	5.6%	834	35	—	9	—	44
Espresso	Formation Capital, LLC/Safanad Management Limited	Jul-2015	36.7%	18,019	1	—	32	—	33
Subtotal				$176,179	154	106	155	9	424
Solstice		Jul-2017	20.0%	323	—	—	—	—	—
Total				$176,502	154	106	155	9	424
_______________________________________
(1)Represents the carrying value of our investments in unconsolidated ventures as presented in our consolidated financial statements as of December 31, 2022. For additional information, refer to “Note 4, Investments in Unconsolidated Ventures” of Part II, Item 8. “Financial Statements and Supplementary Data.”
(2)Refer to “—Business Update” for additional information on recent transactions.
We report our proportionate interest of revenues and expenses from unconsolidated joint ventures through equity in earnings (losses) of unconsolidated ventures on our consolidated statements of operations. Our unconsolidated investment portfolios are as follows:
•Diversified US/UK. Consists of three sub-portfolios: a portfolio of 15 MOBs, or the MOB Sub-Portfolio, a diversified portfolio of 91 MOBs, 47 seniors housing facilities, including ALFs, MCFs and CCRCs, 39 SNFs and nine specialty hospitals, or the Mixed U.S. Sub-Portfolio, and 48 care homes located in the United Kingdom operated under a net lease, or the U.K. Sub-Portfolio. The Former Sponsor and other minority partners own the remaining 85.7% of this portfolio.
•Trilogy. Portfolio of predominantly SNFs, as well as ALFs, ILFs, MCFs, and CCRCs located in the Midwest and operated pursuant to management agreements with Trilogy Health Services. The portfolio includes ancillary services businesses, including a therapy business and a pharmacy business. American Healthcare REIT, Inc., or AHR, and management of Trilogy own the remaining 76.8% of this portfolio.
•Eclipse. Portfolio of SNFs, ALFs, MCFs, and ILFs located in 10 U.S. States, and leased to, or managed by, five different operators/managers. The Former Sponsor and other minority partners and Formation Capital, LLC, or Formation, own 86.4% and 8.0% of this portfolio, respectively.
•Espresso. The joint venture is actively conducting the sales process for its remaining net lease portfolio of 32 SNFs and one ALF located in Ohio and Michigan. An affiliate of Formation acts as the general partner and manager of this investment. Formation and Safanad Management Limited own the remaining 63.3% of this portfolio.
•Solstice. Operator platform joint venture established to manage the operations of the Winterfell portfolio. An affiliate of ISL owns the remaining 80.0%.

Human Capital
On October 21, 2022, as a result of completing the Internalization, we became a self-managed REIT. Prior to the Internalization, we had no employees and were externally managed by the Former Advisor or its affiliates, who provided management, acquisition, advisory, marketing, investor relations and certain administrative services for us. As of December 31, 2022, we had eight full-time employees.
The decision to internalize, and to be able to employ directly the personnel that advance the Company’s strategic objectives, was a turning point for the Company. We believe our employees are critical to our success. All of our employees are provided with a comprehensive benefits and wellness package, which may include medical, dental and vision insurance, life insurance, 401(k) matching, long-term incentive plans, among other things. In connection with the Internalization, we worked with a compensation consultant to evaluate and benchmark the competitiveness of our compensation programs focused on pay practices that reward performance and support the needs of the Company. Our executive management team oversees our human capital resources and employment practices to ensure that an asset as important as our employees is strategically integrated with our goals and business plan as a healthcare REIT.
We are also committed to providing a safe and healthy workplace. We continuously strive to meet or exceed compliance with all laws, regulations and accepted practices pertaining to workplace safety.
We utilize a professional employer organization, or PEO, who is the employer of record of our employees and administers our benefits, payroll, and other human resource management services.
Portfolio Management
The portfolio management process for our investments includes oversight by our executive and asset management teams, regular management meetings and an operating results review process. These processes are designed to evaluate and proactively identify asset-specific issues and trends on a portfolio-wide, sub-portfolio or asset type basis. The teams work in conjunction with our managers and operators to create tailored action plans to address issues identified.
Our executive and asset management teams are experienced and use many methods to actively manage our investments to enhance or preserve our income, value and capital and mitigate risk. Our teams seek to identify opportunities for our investments that may involve replacing or renovating facilities in our portfolio which, in turn, would allow us to improve occupancy and resident rates and enhance the overall value of our assets. To manage risk, our teams engage in frequent review and dialogue with operators/managers/third party advisors and periodic inspections of our owned properties. In addition, our teams consider the impact of regulatory changes on the performance of our portfolio.
Our teams will continue to monitor the performance of, and actively manage, all of our investments. However, there can be no assurance that our investments will continue to perform in accordance with our expectations.
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO (see “Non-GAAP Financial Measures—Funds from Operations and Modified Funds from Operations” for a description of these metrics) to evaluate the profitability and performance of our business.
Seasonality
Our revenues, and our operators’ revenues, are dependent on occupancy and may fluctuate based on seasonal trends. It is difficult to predict the magnitude of seasonal trends and the related potential impact of the cold and flu season, occurrence of epidemics or any other widespread illnesses on the occupancy of our facilities. A decrease in occupancy could affect our operating income.
Competition
Our investments will experience local and regional market competition for residents, operators and staff. Competition will be based on quality of care, reputation, physical appearance of properties, services offered, family preference, physicians, staff and price. Competition will come from independent operators as well as companies managing multiple properties, some of which may be larger and have greater resources than our operators. Some of these properties are operated for profit while others are owned by governmental agencies or tax-exempt, non-profit organizations. Competitive disadvantages may result in vacancies at facilities, reductions in net operating income and ultimately a reduction in shareholder value.

Inflation
Macroeconomic trends such as increases in inflation and rising interest rates can have a substantial impact on our business and financial results. Many of our costs are subject to inflationary pressures. These include labor, repairs and maintenance, food costs, utilities, insurance and other operating costs. Our managers’ ability to offset increased costs by increasing the rates charged to residents may be limited and cost inflation may therefore substantially affect the net operating income of our operating properties as well as the ability of our net lease operator to make payments to us.
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
U.S. Healthcare Regulation
Overview
ALFs, ILFs, MCFs, hospitals, SNFs and other healthcare providers that operate properties in our portfolio are subject to extensive and complex federal, state and local laws, regulations and industry standards governing their operations. Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure. Changes in laws, regulations, reimbursement and enforcement activity can all have a significant effect on our operations and financial condition, as set forth below and under Item 1A. “Risk Factors.”
Fraud and Abuse Enforcement
Healthcare providers are subject to federal and state laws and regulations that govern their operations, including those that require providers to furnish only medically necessary services and submit to third-party payors valid and accurate statements for each service, as well as kickback laws, self-referral laws and false claims laws. In particular, enforcement of the federal False Claims Act has resulted in increased enforcement activity for healthcare providers and can involve significant monetary damages and awards to private plaintiffs who successfully bring “whistleblower” lawsuits. Sanctions for violations of these laws, regulations and other applicable guidance may include, but are not limited to, loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and criminal penalties and fines, suspension or exclusion from federal and state healthcare programs or closure of the facility.
Reimbursements
Sources of revenues for our seniors housing properties are primarily private payors, including private insurers and self-pay patients, and payments from state Medicaid programs. By contrast, the skilled nursing facilities and hospitals within our unconsolidated investments receive the majority of their revenues from the Medicare and Medicaid programs, with the balance representing payments from private payors. Medicare is a federal health insurance program for persons aged 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program for eligible needy persons that is funded jointly by federal and state governments and administered by the states. Medicaid eligibility requirements and benefits vary by state. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, regulations and administrative and judicial interpretations of existing law.
Federal, state and private payor reimbursement methodologies applied to healthcare providers are continuously evolving. Congress as well as federal and state healthcare financing authorities are continuing to implement new or modified reimbursement methodologies that shift risk to healthcare providers and generally reduce payments for services, which may negatively impact healthcare property operations. With significant budgetary pressures, federal and state governments continue to seek ways to reduce Medicare and Medicaid spending through reductions in reimbursement rates and increased enrollment in managed care programs, among other things. Private payors, such as insurance companies, are also continuously seeking opportunities to control healthcare costs. Legislation introduced in the U.S. Congress and certain state legislatures include changes that directly or indirectly affect reimbursement and promote shifts from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care, such as accountable care organizations and bundled payments. It is difficult to predict the nature and success of future financial or delivery system reforms, but changes to reimbursement rates and related policies could adversely impact our and our unconsolidated investments’ results of operations.
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
Enrollment
The federal government has taken steps to require nursing facilities to disclose detailed information regarding owners, operators, and managers of nursing homes, including both direct and indirect owning or managing entities, with a particular focus on ownership by private equity companies or REITs. Disclosure would also extend to individuals or entities that lease or sublease real property to the facilities or that own in the value of such real property. The government intends that such disclosed data would also be made publicly available. We do not know how this increased transparency will impact government scrutiny into the operations and standard of care provided at our facilities.
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
CARES ACT and Similar Governmental Funding Programs
A variety of federal, state and local government efforts were initiated in response to the COVID-19 pandemic. At the federal level, Congress enacted a series of emergency stimulus packages, including the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, the Paycheck Protection Program and Health Care Enhancement Act, or the PPPHCE Act, and the Consolidated Appropriations Act, 2021, or CAA, to provide economic stimulus to individuals and businesses impacted by the

COVID-19 pandemic. The CARES Act includes provisions reimbursing eligible health care providers for certain health care-related expenses or lost revenues not otherwise reimbursed that are directly attributable to COVID-19 through the U.S. Department of Health and Human Services, or HHS, Provider Relief Fund. Recipients must satisfy reporting obligations and attest to terms and conditions. The HHS has significant anti-fraud monitoring of the funds distributed and made available a public list of providers and their payments.
We applied for and received grants from the Provider Relief Fund for our seniors housing properties. Many of our operators, including within our unconsolidated investments, also received grants from the Provider Relief Fund. As a recipient of funds from the Provider Relief Fund, we are required to comply with detailed reporting requirements specified by HHS, including in some instances by providing a third-party audit of the use of the funds received. In addition, the HHS Office of Inspector General and the Pandemic Response Accountability Committee each have the right to conduct their own audits of our use of funds from the Provider Relief Fund and HHS has the right to recoup some or all of the payments if it determines those payments were not made or the funds were not used in compliance with its rules, regulations and interpretive guidance.
The CARES Act and other relief legislation also made other forms of financial assistance available to healthcare providers in response to the COVID-19 pandemic, which benefited our seniors housing properties and our unconsolidated investments to varying degrees. This assistance included Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made accelerated payments of Medicare funds available in 2020 in order to increase cash flow to providers. These accelerated payments are repaid by recoupment from future Medicare payments owed to providers beginning one year from the date the payment was issued. The CARES Act and related legislation also temporarily suspended Medicare sequestration payment adjustments, expanded coverage of COVID-19 testing and preventive services, addressed healthcare workforce needs and eased other legal and regulatory burdens on healthcare providers.
Federal law enforcement authorities are expected to scrutinize COVID-19 pandemic-related payments to providers as well as compliance with various reporting and transparency disclosures arising under the CARES Act, the PPPHCE Act and the CAA. Similarly, Congress is conducting its own oversight to ensure that federal dollars were properly allocated. We and our operators could become subject to this type of scrutiny, which could result in requests to repay funds, negative publicity and other adverse consequences.
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
Independent Directors’ Review of Our Policies
As required by our charter, our independent directors have reviewed our policies, including but not limited to our policies regarding investments, leverage and conflicts of interest and determined that they are in the best interests of our stockholders.
Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors. The audit committee and compensation committee of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of ethics, which delineate our standards for our officers and directors.
Our internet address is www.northstarhealthcarereit.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of ethics, corporate governance guidelines, our audit committee charter and our compensation committee charter. Within the time period required by the rules of the SEC, we will post on our website any amendment to our code of ethics or any waiver applicable to any of our directors, executive officers or senior financial officers.

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
Risks Related to Our Business and Strategy
The continuing effects of the COVID-19 pandemic may have a material adverse effect on our business, results of operations, cash flows and financial condition.
The COVID-19 pandemic has, and may continue to, materially and adversely impact our business. Our financial results have been adversely impacted as result of the pandemic and its continuing effects, including increased operating costs at our seniors housing communities as a result of labor pressures, public health measures and other operational and regulatory dynamics attributable or related to the pandemic, rising interest rates and decreased revenues.
Our industry has in particular been disproportionately impacted by COVID-19. Our revenue depends significantly on occupancy levels at our properties. COVID-19 has, to varying degrees during the course of the pandemic, prevented prospective residents and their families from visiting seniors housing and skilled nursing facilities and limited the ability of new occupants to move into these facilities. The continued impact of the pandemic on occupancy remains uncertain at this stage.
At the same time, our properties have also incurred increased operational costs as a result of the COVID-19 pandemic. Lower labor force participation rates and inflationary pressures affecting wages have driven increased labor expenses across our industry, with our managers and operators implementing higher wage rates, more costly overtime and usage of contract labor to address these challenges. Our managers and operators have also experienced significant cost increases as a result of increased health and safety measures, increased governmental regulation and compliance, vaccine mandates and other operational changes necessitated either directly or indirectly by the COVID-19 pandemic. Many of these expenses may remain at these higher levels even as the pandemic continues to subside.
The extent of the continuing effect of the pandemic, policy and other actions taken in response to the pandemic and their respective consequences on our operational and financial performance will depend on a variety of factors, including the rise of new variants of the COVID-19 virus and the effectiveness of available vaccines and therapeutics against those variants; the availability and accuracy of testing; the rate of acceptance of available vaccines, vaccine boosters and therapeutics; the speed at which available vaccines, including boosters and updated versions of vaccines, and therapeutics can be successfully deployed; the rise and spread of other health conditions, such as flu and respiratory syncytial virus (RSV); ongoing clinical experience, which may differ considerably across regions and fluctuate over time; the ongoing impact on the macroeconomic environment and global financial markets, including on inflation, interest rates and the labor market; and on other future developments, including the ultimate duration, spread and intensity of new outbreaks of COVID-19 and other conditions, such as flu and RSV, the extent to which governments impose, rollback or re-impose preventative restrictions, the availability of ongoing government financial support to our business and whether any regulatory waivers or other flexibilities continue to be extended by HHS and state governments to ease providers out of the pandemic.
There is a high degree of uncertainty regarding oversight of funds provided through the CARES Act and other statutory relief efforts related to the COVID-19 pandemic.
In response to the COVID-19 pandemic, the CARES Act, the Consolidated Appropriations Act of 2021 and the American Rescue Plan Act of 2021 authorized funds to be distributed to healthcare providers through the Provider Relief Fund, which is administered by HHS. Congress intended these grants to reimburse eligible providers for healthcare-related expenses or lost revenues incurred to prevent, prepare for, and respond to COVID-19. Recipients are not required to repay distributions from the Provider Relief Fund, provided that they attest to and comply with certain terms and conditions, including reporting, record maintenance and audit requirements and not using grants received from the Provider Relief Fund to reimburse expenses or losses that other sources are obligated to reimburse. Federal, state and local governments and agencies implemented or announced other programs to provide financial and other support to businesses affected by the COVID-19 pandemic, some of which benefited us or our operators, but that impose significant regulatory and compliance obligations.
We and our operators applied for and received grants under the Provider Relief Fund. As a recipient of these funds, we are required to comply with detailed reporting requirements specified by HHS, including in some instances by providing a third-party audit of the use of the funds. In addition, the HHS Office of Inspector General and the Pandemic Response Accountability Committee each have the right to conduct their own audits of our use of funds from the Provider Relief Fund and HHS has the right to recoup some or all of the payments if it determines those payments were not made or the funds not used in compliance with its rules, regulations and interpretive guidance.
There remains a high degree of uncertainty surrounding the implementation, interpretation and application of the CARES Act and other federal, state and local government pandemic relief programs, and the rules, regulations and guidance thereunder. There can be no assurance that we or our operators are or will remain in compliance with all requirements related to the payments received under the Provider Relief Fund or other government relief programs, that the terms and conditions of the Provider Relief Fund grants or other government relief programs will not change or be interpreted in ways that affect our ability or the ability of our operators to comply with such terms and conditions (which could affect the ability to retain any grants or other funds), the amount of total financial grants or other funds that we or our operators may ultimately receive or our or their eligibility to participate in any future funding. We continue to assess the potential impact of the COVID-19 pandemic and government responses to the pandemic on our business, financial condition and results of operations.
Macroeconomic trends, including rising labor costs and historically low unemployment, increases in inflation and rising interest rates may adversely affect our business and financial results.
Macroeconomic trends, including rising labor costs and historically low unemployment, increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Increased labor costs and a shortage of available skilled and unskilled workers has and may continue to increase the cost of staffing at our seniors housing communities. To the extent our managers cannot hire sufficient workers, they may be required to enhance pay and benefits packages to compete effectively for such personnel or use more costly contract or overtime labor. We may not be able to offset this increased labor cost by increasing the rates charged to residents, which will result in a decrease in our net operating income.
The COVID-19 pandemic, policy and other actions taken in response to the pandemic and other recent events, such the conflict between Russia and Ukraine and supply chain disruptions, have exacerbated, and may continue to exacerbate, increases in the consumer price index. Many of our costs, including operating and administrative expenses, interest expense and capital project costs, are subject to inflation. These include expenses for property-related contracted services, utilities, repairs and maintenance and insurance and general and administrative costs. If there is an increase in these costs, our business, cash flows and operating results could be adversely affected.
Additionally, U.S. government policies implemented to address inflation, including actions by the Board of Governors of the Federal Reserve System, or the U.S. Federal Reserve, to increase interest rates could negatively impact consumer spending and future demand for our properties. In particular, primarily in response to concerns about inflation, the U.S. Federal Reserve significantly raised its benchmark federal funds rate, which has led to increases in interest rates in the credit markets and other impacts on the macroeconomic environment. The U.S. Federal Reserve may continue to raise the federal funds rate, which will likely lead to higher interest rates in the credit markets and the possibility of lower asset values, slowing economic growth and a recession.
We are directly exposed to operational risks at substantially all of our owned properties and are dependent on the operators or managers of these properties to manage these risks.
Substantially all of our owned properties, excluding unconsolidated joint ventures, are operated pursuant to management agreements, where we are directly exposed to various operational risks. These risks include: (i) fluctuations in occupancy; (ii) fluctuations in private pay rates and, to a lesser extent, government reimbursement; (iii) increases in the cost of food, materials, energy, labor (as a result of unionization, COVID-19 related workforce challenges or otherwise) or other services; (iv) rent control regulations; (v) national and regional economic conditions; (vi) the imposition of new or increased taxes; (vii) capital expenditure requirements; (viii) federal, state, local licensure, certification and inspection, fraud and abuse, and privacy and security laws, regulations and standards; (ix) professional and general liability claims; (x) the availability and increases in cost of general and professional liability insurance coverage; and (xi) the impact of actual and anticipated outbreaks of disease and epidemics, such as COVID-19. Any one or a combination of these factors may adversely affect our revenue and operations.
The pandemic resulted in significant declines in revenue at the same time that operating costs increased. Even as the pandemic has subsided, significant uncertainty continues to exist regarding the continued impact of the pandemic and macroeconomic trends on revenue and expenses at our properties, including with respect to labor and employment, inflation, rising interest rates and potential changes or disruptions in government reimbursement. For substantially all of our directly owned properties, we are responsible for operating shortfalls if the properties do not generate sufficient revenues to cover expenses. For the year ended December 31, 2022, four of our direct operating investment properties generated operating losses.
Although we are directly exposed to operational risks, our managers are ultimately in control of the day-to-day business of our seniors housing facilities. We rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our seniors housing facilities efficiently and effectively. We also rely on our managers to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our seniors housing facilities in compliance with all applicable laws and regulations. While we have various rights as the property owner under our management agreements, we may have limited recourse under our management agreements if we believe that the managers are not performing adequately. The failure by our managers to effectively manage these properties could have a material adverse effect on our business, results of operations and financial condition.
Our Winterfell, Rochester and Arbors portfolios do not currently generate sufficient cash flow from operations to satisfy all debt service obligations and capital expenditure needs.
As of December 31, 2022, our Winterfell, Rochester and Arbors portfolios, which represent 59.5%, 15.6% and 8.7% of our operating real estate, respectively, and 64.7%, 14.1% and 9.0% of our borrowings outstanding, respectively, do not currently generate sufficient cash flow from operations to satisfy all debt service obligations on the borrowings for these portfolios, as well as the capital expenditures we deem necessary in order to maintain the value of the portfolios. We are currently using other sources of capital to satisfy these obligations, including cash flow generated by other portfolios and dispositions. These operating shortfalls are adversely impacting our liquidity and results of operations. If performance of these portfolios does not improve, it will have a material adverse impact on the overall value of our investments.
Events that adversely affect the ability of seniors and their families to afford resident fees at our seniors housing facilities could cause our occupancy rates, resident fee revenues and results of operations to decline.
Costs to seniors associated with independent and assisted living services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to pay the monthly resident fees, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If our operators and managers are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services, our occupancy rates and resident fee revenues could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition.
Increased competition could adversely affect future occupancy rates, operating margins and profitability at our properties.
The healthcare and seniors housing industries are highly competitive, and our operators and managers may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. If development outpaces demand in the markets in which our properties are located, those markets may become saturated and our operators and managers could experience decreased occupancy, reduced operating margins and lower profitability, which could have a material adverse effect on us.
We are subject to risks associated with capital expenditures, and our failure to adequately manage such risks could have a material adverse effect on our business, financial condition and results of operations.
Our properties require significant investment in capital expenditures. If we fail to adequately invest in capital expenditures, occupancy rates and the amount of rental and reimbursement income generated by our facilities may decline, which would negatively impact the overall value of the affected facilities. At the same time, capital expenditures subject us to risks, including cost overruns, the inability of the operator to generate sufficient cash flow to achieve the projected return and potential declines in the value of the property. There can be no assurance that any investment in capital expenditures increases the overall return on our investments. If we fail to adequately manage such risks, it could have a material adverse effect on our business, financial condition and results of operations. These risks may be further heightened due to our limited sources of liquidity, and we could find ourselves in a position with insufficient liquidity to fund future obligations.
We depend on two operators/managers, Watermark Retirement Communities, or Watermark, and Solstice Senior Living, or Solstice, for a significant majority of our revenues and net operating income. Adverse developments in Watermark’s or Solstice’s business and affairs or financial condition could have a material adverse effect on us.
As of December 31, 2022, Watermark and Solstice or their respective affiliates collectively managed 46 of our seniors housing facilities pursuant to management agreements. For the year ended December 31, 2022, properties managed by Watermark and Solstice represented 24.6% and 61.1% of our total property and other revenues, respectively, and 22.4% and 59.5% of our operating real estate, respectively.
Watermark and Solstice, either directly or through affiliates, operate other properties or have other business initiatives that may be in conflict with our interests or cause them to fail to prioritize our properties. In addition, if either Watermark or Solstice are unable to attract, retain and incentivize qualified personnel, it could impair their respective ability to manage our properties efficiently and effectively. Further, any significant changes in senior management or equity ownership, or adverse developments in their businesses and affairs or financial condition, could also impair their respective ability to manage our properties and could have a materially adverse effect on us.
If we must replace any of our operators or managers, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a material adverse effect on us.
If our operators or managers experience performance challenges, or at the expiration of a lease term, we may need to negotiate new leases or management agreements with our operators or managers or reposition our properties with new operators or managers. In these circumstances, rental payments or operating cash flow on the related properties could decline or cease altogether while we reposition the properties. We also may not be successful in identifying suitable replacements or enter into new leases or management agreements on a timely basis or on terms as favorable to us as our current leases and management agreements, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement operator or manager. Replacement of operators or managers may also be subject to regulatory approvals. Once a suitable replacement operator/manager has taken over operation of the properties, it may still take an extended period of time before the properties are fully repositioned and value restored, if at all. If we are unable to find a suitable replacement operator or manager, we may determine to dispose of a property, which may result in a loss. Any of these results could have a material adverse effect on our business, financial condition and results of operations.
Our strategy depends upon identifying and executing on disposition opportunities that achieve a desired return.
An important part of our business strategy is to identify and execute on disposition opportunities that achieve a desired return. Our ability to execute this strategy is affected by many factors outside of our control, including general economic conditions and disruptions in capital markets. If the performance of our properties does not improve, due to labor markets, inflation, concerns regarding pandemics or otherwise, or rising interest rates or disruptions in the capital markets result in lower asset values, we may be unable to achieve desired returns. In addition, a significant amount of our borrowings mature in 2025, which may force us to sell assets at a suboptimal time, further limiting our ability to achieve a desired return.
Because real estate investments are relatively illiquid, we may not be able to sell or exchange our properties in response to changes in economic and other conditions, which may result in losses to us.
Real estate investments are relatively illiquid, and our ability to quickly sell or exchange our properties in response to changes in economic or other conditions is limited. In the event we market any of our properties for sale, the value of those properties and our ability to sell at prices or on terms acceptable to us could be adversely affected by a downturn in the real estate industry or any economic weakness in the healthcare and seniors housing industries. In addition, transfers of healthcare and seniors housing properties may be subject to regulatory approvals that are not required for transfers of other types of commercial properties. We cannot assure you that we will recognize the full value of any property that we sell for liquidity or other reasons, and the inability to respond quickly to changes in the performance of our investments could adversely affect our business, results of operations and financial condition.
Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We have made significant investments through joint ventures with third parties, both in circumstances where we have a controlling, majority interest, such as our joint ventures with Watermark for the Aqua and Rochester portfolios, and a minority, non-controlling interest, such as our unconsolidated investments in the Diversified US/UK, Eclipse, Espresso and Trilogy portfolios.
These investments generally involve risks not otherwise present with other methods of investment, including, for example, the following risks:
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
•we rely upon our joint venture partners to manage the day-to-day operations of the joint venture and underlying assets, as well as to prepare financial information for the joint venture and any failure to perform these obligations may have a negative impact on our performance and results of operations;
•our joint venture partner may experience a change of control, which could result in new management of our joint venture partner with less experience or conflicting interests to ours and be disruptive to our business;
•we may not be able to control distributions from our joint ventures;
•we may be forced to sell our interest or acquire our partner’s interest at a time we otherwise would not have elected to do so as a result of a buy-sell or forced sale arrangement; and
•the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity.
We may have limited rights to information or ability to influence material decisions for our unconsolidated investments.
The risks associated with our joint venture investments described above are particularly acute for our minority, non-controlling interest in joint ventures, where we may have limited rights to information or ability to influence material decisions that affect the investment.

For instance, our Trilogy investment with AHR is 9.4% of our total investments, based on carrying value, as of December 31, 2022. AHR’s corporate goals and objectives may differ from ours, which in turn may limit our ability to control the timing and manner of our exit from this investment. Although we have certain rights to sell our interest and trigger a sale of the joint venture, we may not be able to do so on favorable terms, or at all.

We also have two minority investments in the Diversified US/UK and Eclipse portfolios with our Former Sponsor, which account for 2.1% and 0.1% of our total investments, based on carrying value, as of December 31, 2022, respectively. Both of these investments are facing significant cash flow and liquidity issues, resulting in cash flow sweeps and defaults under debt secured by different sub-portfolios within these investments. We rely upon our Former Sponsor to manage these investments, and its ability to continue to do so may be affected by these issues. We also do not control the decisions made by our Former Sponsor with respect to how to navigate these challenges, including whether to fund new capital to resolve shortfalls or defaults, dispose of assets or engage in workouts with the lenders, and our interests may not be aligned. In particular, following the Internalization and termination of our advisory relationship with our Former Advisor, we may be exposed to new conflicts of interest and additional risks in relation to these investments.

Any of the above might materially impact the value of our investments, as well as subject us to liabilities and reputational harm. In addition, disagreements or disputes between us and our joint venture partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
Our unconsolidated investments involve different asset classes, structures and jurisdictions, which may expose us to different risks.
While our direct investments are primarily in seniors housing operating properties, we have made investments in a variety of other asset classes within healthcare real estate through our minority interests in certain joint ventures, including skilled nursing facilities, medical office buildings, long-term acute care hospitals and other specialty hospitals and ancillary healthcare services businesses in the United States and care homes in the United Kingdom. Our unconsolidated investments also include a wider variety of ownership structures, including multi-tenant leases and single-tenant leases to hospital systems and medical practices, net leases to operators and management agreements to third-party fee-based managers. Each of these asset classes, structures and jurisdictions is subject to their own dynamics and their own specific operational, financial, compliance, regulatory and market risks.
Failure to comply with certain healthcare laws and regulations could adversely affect our operations.
Our operators and managers generally are subject to varying levels of federal, state, local, and industry-regulated laws, regulations and standards. For our operating properties, our subsidiaries are generally required to be the holder of the applicable healthcare license and enrolled in government healthcare programs (e.g., Medicaid), where applicable, and are therefore directly subject to various regulatory obligations. Certain of these obligations may have been waived or relaxed during the public health emergency. However, with the impending end of the public health emergency declaration, these waivers and relaxations are likely to be removed and scrutiny from state and federal regulatory bodies is likely to be heightened. Our operators’/managers’ failure to comply with any of these laws, regulations or standards could result in denial of reimbursement, imposition of fines, civil or criminal, penalties or damages, suspension or exclusion from federal and state healthcare programs, loss of license, loss of accreditation or certification, or closure of the facility. Such actions may directly expose us to liability and expense, or have an effect on our operators’ ability to meet all of their obligations to us, including obligations to make lease payments, and adversely impact us. Refer to “U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion.
Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on our unconsolidated investments and on us.
Certain operators or managers within our unconsolidated investments rely on reimbursement from third party payors, including payments received through the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and healthcare financing authorities have adopted or proposed various cost-containment measures that would limit payments to healthcare providers and have considered Medicaid rate freezes or cuts. Additionally, some states are considering changes that would affect beneficiary eligibility for Medicaid. See “U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. Private third party payors also have continued their efforts to control healthcare costs. We cannot assure you that operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain operators, which could affect adversely their ability to comply with the terms of their leases and have a material adverse effect on our unconsolidated investments and us.
Significant legal actions or regulatory proceedings could subject us or our managers and operators to increased operating costs and substantial uninsured liabilities, which could materially adversely affect our or their liquidity, financial condition and results of operations.
We may be subject to claims brought against us in lawsuits and other legal or regulatory proceedings arising out of our alleged actions or the alleged actions of managers. From time to time, we may also be subject to claims brought against us arising out of the alleged actions of operators and for which such operators may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such litigation or proceeding could materially adversely affect our or their liquidity, financial condition and results of operations and have a material adverse effect on us.
In certain cases, we and our managers and operators may be subject to professional liability claims brought by plaintiffs’ attorneys seeking significant punitive damages and attorneys’ fees. Due to the historically high frequency and severity of professional liability claims against seniors housing and healthcare providers, the availability of professional liability insurance has decreased and the premiums on such insurance coverage remain costly. The cost of this insurance coverage and number of claims of this nature may increase on account of the impact of the COVID-19 pandemic. These claims, with or without merit, could cause us to incur substantial costs, harm our reputation and adversely affect our ability to attract and retain residents, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, certain types of claims, such as wage and hour employment actions, are not covered by insurance. As a result, insurance protection against such claims may not be sufficient to cover all claims against us or our managers or operators, and may not be available at a reasonable cost. If we or our operators and managers are unable to maintain adequate insurance coverage or are required to pay punitive damages, we or they may be exposed to substantial liabilities.
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
•costs associated with compliance with the Americans with Disabilities Act of 1990, or the ADA, Fair Housing Act of 1968, or the Fair Housing Act, fire and safety regulations, rent control regulations, building codes and other land use regulations and licensing or certification requirements;
•adverse changes in state and local laws, including zoning laws;

•environmental compliance costs and liabilities; and
•other factors which are beyond our control.
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
Some of our properties are in areas particularly susceptible to revenue loss, cost increase or damage caused by catastrophic or extreme weather and other natural events, including fires, snow, rain or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding and other severe weather. These adverse weather and natural events could cause substantial damages or losses to our properties that could exceed our property insurance coverage. Any of these events could cause a major power outage, leading to a disruption of our systems and operations. If we incur a loss greater than insured limits, it could materially and adversely affect our business, financial condition and results of operations. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable.
Risks Related to Our Capital Structure
Market conditions and the actual and perceived state of the capital markets generally could negatively impact our business, financial condition and results of operations.
Any disruption to the capital markets or ability to access such markets could impair our ability to execute on our business strategy. Adverse developments affecting economies throughout the world, including rising inflation, a general tightening of availability of credit (including the price, terms and conditions under which it can be obtained), the state of the public and private capital markets, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, declining consumer confidence, the actual or perceived state of the real estate market, tightened labor markets or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could impact our business, financial condition and results of operations. For example, unfavorable changes in general economic conditions, including recessions, economic slowdowns, high unemployment and rising prices or the perception by consumers of weak or weakening economic conditions may reduce disposable income and impact consumer spending in healthcare or seniors housing, which could adversely affect our financial results.
To the extent there is turmoil in the global financial markets, this turmoil has the potential to adversely affect the value of our properties, the availability or the terms of financing that we have or may be able to obtain and our ability to make principal and interest payments on, or refinance when due, any outstanding indebtedness.
We may be forced to dispose of assets at suboptimal times due to debt maturities.
We have $709.4 million of borrowings outstanding that mature through 2025. Our ability to dispose of or refinance these investments depends on a variety of factors that we do not control, including the continued effects of the pandemic, macroeconomic trends, market conditions and the state of the capital markets. We may be forced to dispose of these assets at a suboptimal time if we are not able to refinance these borrowings on favorable or terms, or at all, and may not be able to dispose of these assets for values in excess of outstanding borrowings at that time.
We require capital in order to operate our business, and the failure to obtain such capital would have a material adverse effect on our business, financial condition and results of operations.
We may not be able to fund all future capital needs, including capital expenditures, debt obligations and other commitments, from cash flows generated from operations. In connection with the termination of the advisory agreement, our sponsor line of credit, or Sponsor Line, was terminated on October 21, 2022 and we no longer have the ability to draw on the Sponsor Line. As a result, we may need to rely on external sources of capital to fund future capital needs. If we are unable to obtain needed capital at all or only on unfavorable terms, we might not be able to make the investments needed to maintain our business or to meet our obligations and commitments as they become due, which could have a material adverse impact on us. Our access to capital depends upon a number of factors over which we have little or no control, including, among others, the performance of the national and global economies generally, competition in the healthcare and seniors housing industries, issues facing the industries, including regulations and government reimbursement policies, operating costs and the market value of our properties. Although we believe that we have sufficient access to capital and other sources of funding to meet our expected liquidity needs at this time, we cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect our results of operation and financial condition. If we do not generate sufficient cash flow from operations and cannot access capital at an acceptable cost or at all, we may be required to liquidate one or more investments in properties at times that may not permit us to maximize the return on those investments.
We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
As of December 31, 2022, we had $922.4 million of consolidated asset-level borrowings outstanding. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs. Our substantial borrowings, among other things:
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
•restrict our operating policies and ability to make strategic dispositions or exploit business opportunities;
•place us at a competitive disadvantage compared to our competitors that have fewer borrowings;
•limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity), dispose of assets or make distributions to stockholders; and
•increase our cost of capital.
If we fail to comply with the covenants in the instruments governing our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. As of December 31, 2022, $83.4 million in aggregate principal amount of our non-recourse borrowings were in default as a result of the failure of our operators or managers to pay rent or satisfy certain performance thresholds or other covenants. As a result of these defaults or if we default on additional borrowings, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. In addition, we may be unable to refinance borrowings when they become due on favorable terms, or at all, or dispose of assets prior to the stated maturity of our borrowings for values in excess of the outstanding borrowings, which could have a material adverse impact on our results of operations and the value of our investments.
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

We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt or sell assets, and our decision to hedge against interest rate risk might not be effective.
Interest rates are rising and are expected to continue to rise. Increases in interest rates may result in a decrease in the value of our real estate. In addition, certain of our borrowings are floating-rate obligations and the increase in interest rates will increase the costs of these borrowings, which may reduce our profitability and impair our ability to meet our debt obligations. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions. We manage our exposure to interest rate volatility primarily through the use of interest rate caps, however these arrangements may not be effective in reducing our exposure to interest rate changes.
Some of our existing indebtedness uses London Interbank Offered Rate, or LIBOR, as calculated for U.S. dollar, or USD-LIBOR, and we expect a transition from LIBOR to another reference rate due to the phase out of the reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR or the Secured Overnight Financing Rate, or SOFR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in the past in excess of our cash flow from operations and may continue to do so in the future. If we pay distributions from sources other than our cash flow provided by operations, our book value may be negatively impacted and stockholders’ overall return may be reduced. In April 2022, our board of directors declared a special distribution to stockholders, or the Special Distribution, of which $97.0 million was paid in cash in May 2022, using proceeds from asset sales and not cash flow provided by operations.
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
Our board of directors determined an estimated value per share of $2.93 for our common stock as of June 30, 2022, which may not reflect the current value of shares of our common stock.
On November 10, 2022, our board of directors approved and established an estimated value per share of $2.93 for our common stock as of June 30, 2022. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable. However, the market for commercial real estate assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount.
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
The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events, including but not limited to, changes to commercial real estate values, particularly healthcare-related commercial real estate, changes in our operating performance, changes in capitalization rates, rental and growth rates, the financial impact of COVID-19, changes in laws or regulations impacting the healthcare industry, demographic changes, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on our common stock, changes in the number of shares of our common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and the other factors specified in these risk factors. There is no assurance that the methodologies used to estimate value per share would be acceptable to the Financial Industry Regulatory Authority, Inc., or FINRA, or in compliance with the Employment Retirement Income Security Act, or ERISA, guidelines with respect to their reporting requirements.
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
Risks Related to Our Company and Corporate Structure
As a result of the Internalization, we are newly self-managed.
As a result of the Internalization, we are a self-managed REIT. We no longer bear the costs of the various fees and expense reimbursements previously paid to the Former Advisor and its affiliates; however, we are now directly responsible for our expenses, including the compensation and benefits of our officers, employees and consultants, overhead and other general and administrative expenses previously paid by the Former Advisor and its affiliates. We are also now subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the cost of the establishment and maintenance of any employee compensation plans. We may encounter unforeseen costs, expenses, and difficulties managing these costs on a standalone basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been.
We may not realize some or all of the targeted benefits of the Internalization.

In connection with the Internalization, we, the Operating Partnership and the Former Advisor entered into a Transition Services Agreement, or the TSA, pursuant to which the Former Advisor agreed to provide certain services for a transition period. The failure to effectively complete the transition of these services to a fully internal basis, efficiently manage the transition with the Former Advisor or find adequate internal replacements for these services, could impede our ability to achieve the targeted cost savings of the Internalization and adversely affect our operations. In addition, we anticipate operating on a smaller scale going forward, with fewer resources than have historically been available to us through our Former Advisor’s organization, which may adversely impact our ability to achieve our investment objectives. Complexities arising from the Internalization could also increase our overhead costs and detract from management’s ability to focus on operating our business. There can be no assurance we will be able to realize the expected cost savings or strategic benefits of the Internalization.
We are reliant on certain transition services provided by the Former Advisor under the TSA and may not find a suitable provider for these transition services if the Former Advisor no longer provides the transition services to which we are entitled under the TSA.
We remain reliant on the Former Advisor during the period of the TSA, and the loss of these transition services could adversely affect our operations. We are subject to the risk that the Former Advisor will default on its obligation to provide the transition services to which we are entitled under the TSA, or that we or the Former Advisor will terminate the TSA pursuant to its termination provisions, and that we will not be able to find a suitable replacement for the transition services provided under the TSA in a timely manner, at a reasonable cost or at all. In addition, the Former Advisor’s liability to us if it defaults on its obligation to provide transition services to us during the transition period is limited by the terms of the TSA, and we may not recover the full cost of any losses related to such a default.
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with us.
Our success depends to a significant degree upon the contributions of key personnel and executive officers. We cannot assure stockholders that our key personnel will continue to be associated with us in the future. Any change in executive officers or other key personnel may have a material adverse effect on our performance, be disruptive to our business and hinder our ability to implement our business strategy.
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
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that: (i) no director shall be liable to us or stockholders for monetary damages (provided that such director satisfies certain applicable criteria); (ii) we will indemnify non-independent directors for losses unless they are negligent or engage in misconduct; and (iii) we will indemnify independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases, which would decrease the cash otherwise available for distribution to stockholders.
We are highly dependent on information systems and systems failures could significantly disrupt our business.
As a commercial real estate company, our business is highly dependent on information technology systems, including systems provided by third parties for which we have no control. Various measures have been implemented to manage our risks related to the information technology systems, but any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber attacks, natural disasters and defects in design.
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
Stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450.0 million shares of capital stock, of which 400.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our board of directors may elect to: (i) sell additional shares in a future public offering; (ii) issue equity interests in private offerings; (iii) issue shares to our Former Advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iv) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (v) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests, stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares.

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
Our failure to continue to qualify as a real estate investment trust, or REIT, would subject us to federal income tax.
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
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, if any, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, if any, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws. In 2022, we had REIT taxable income that was offset by our net operating loss carry-forward and as such, we were not subject to the distribution requirements.
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
•If a domestic TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate-level tax liability. Specifically, the Tax Cuts and Jobs Act, or TCJA, imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses, or NOLs, or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization).
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
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose), if any, in order to continue to qualify as a REIT. In 2022, we had REIT taxable income that was offset by our net operating loss carry-forward and as such, we were not subject to the distribution requirements. However, we intend to make distributions to stockholders if necessary to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make any such distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Our qualification as a REIT could be jeopardized as a result of our interest in joint ventures.
We have acquired, and in the future may acquire, limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

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
Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of ERISA, including pension or profit-sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal Revenue Code, including Individual Retirement Accounts, or IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as “Benefit Plans”). If stockholders are investing the assets of any Benefit Plan, stockholders should consult with their own counsel and satisfy themselves that:
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Through our direct investments, we own a diversified portfolio of seniors housing properties as described under Item 1. “Business.” The following table presents information with respect to the properties in our direct investments as of December 31, 2022 (dollars in thousands):

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Gross Carrying Value(3)	Borrowings
Direct Investments - Operating(4)
Albany, OR	30,868	50	100%	ALF	4,093	8,351
Apple Valley, CA	116,365	130	100%	ILF	20,944	20,104
Auburn, CA	90,494	110	100%	ILF	21,819	22,712
Austin, TX	102,885	130	100%	ILF	26,238	25,008
Bakersfield, CA	106,640	126	100%	ILF	24,581	15,871
Bangor, ME	111,000	117	100%	ILF	27,411	20,240
Bellingham, WA	86,615	111	100%	ILF	23,070	22,474
Churchville, NY	78,110	79	97%	ILF	8,904	6,538
Clovis, CA	99,849	119	100%	ILF	24,901	17,687
Columbia, MO	105,948	120	100%	ILF	18,577	21,399
Corpus Christi, TX	118,671	132	100%	ILF	17,906	17,535
East Amherst, NY	100,997	116	100%	ILF	24,171	17,466
El Cajon, CA	77,930	105	100%	ILF	18,557	19,785
El Paso, TX	95,517	121	100%	ILF	17,447	11,510
Fairport, NY	126,927	120	100%	ILF	23,848	15,575
Fenton, MO	95,007	114	100%	ILF	25,961	23,145
Frisco, TX	228,471	202	97%	ILF	43,255	26,000
Frisco, TX	45,130	52	97%	ALF	13,778	—
Grand Junction, CO	124,174	144	100%	ILF	32,140	18,369
Grand Junction, CO	79,778	104	100%	ILF	14,883	9,412
Grapevine, TX	97,796	117	100%	ILF	11,824	21,054
Greece, NY	51,978	87	97%	ALF	7,629	—
Greece, NY	195,840	216	97%	ILF	35,367	26,681
Groton, CT	119,474	163	100%	ILF	19,504	16,588
Guilford, CT	142,136	131	100%	ILF	14,529	22,905
Henrietta, NY	158,959	137	97%	ILF	19,557	11,814
Joliet, IL	117,357	114	100%	ILF	18,943	14,057
Kennewick, WA	105,268	120	100%	ILF	21,880	7,236
Las Cruces, NM	113,874	131	100%	ILF	18,646	10,545
Lee’s Summit, MO	122,917	126	100%	ILF	24,614	25,629
Lodi, CA	96,251	119	100%	ILF	26,274	18,958
Milford, OH	145,896	124	97%	ILF	19,389	18,336
Milford, OH	19,500	40	97%	MCF	6,347	—

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Gross Carrying Value(3)	Borrowings
Normandy Park, WA	98,206	109	100%	ILF	15,594	15,299
Palatine, IL	161,700	136	100%	ILF	17,242	18,957
Penfield, NY	108,533	210	97%	ALF	9,609	12,431
Penfield, NY	86,200	87	97%	ILF	11,369	10,856
Plano, TX	106,868	115	100%	ILF	12,182	15,168
Port Townsend, WA	106,585	120	100%	ALF	24,332	15,966
Renton, WA	88,162	112	100%	ILF	26,169	17,954
Rochester, NY	242,430	218	97%	ILF	37,952	18,206
Rochester, NY	89,843	103	97%	ALF	3,789	5,311
Roseburg, OR	44,750	63	100%	ALF	13,132	11,813
Sandy, OR	72,619	84	100%	ALF	19,348	13,474
Sandy, UT	103,449	114	100%	ILF	16,311	14,892
Santa Barbara, CA	27,217	40	100%	MCF	18,613	—
Santa Rosa, CA	120,553	115	100%	ILF	34,219	26,342
Sun City West, AZ	200,553	195	100%	ILF	27,136	24,204
Tacoma, WA	149,856	157	100%	ILF	43,984	28,328
Victor, NY	228,501	182	97%	ILF	36,839	27,020
Victor, NY	85,455	45	97%	ILF	14,184	11,336
Wenatchee, WA	128,905	136	100%	ALF	32,569	18,391
Undeveloped Land
Penfield, NY	—	—	97%	NA	534	—
Rochester, NY	—	—	97%	NA	544	—
Direct Investments - Net Lease
Bohemia, NY (5)	73,000	130	100%	ALF	28,124	22,198
Hauppauge, NY (5)	84,000	119	100%	ALF	20,432	13,468
Islandia, NY (5)	192,000	218	100%	ALF	33,397	33,094
Jericho, NY (5)	55,000	105	100%	ALF	21,962	14,663
Total	6,163,007	6,840			$1,196,553	$922,355
_________________________________________________
(1)Represents rooms for ALFs, ILFs and MCFs based on predominant type.
(2)Classification based on predominant services provided, but may include other services.
(3)For direct investments and undeveloped land, gross carrying value is net of impairment, before accumulated depreciation as presented in our consolidated financial statements as of December 31, 2022 and excludes purchase price allocations related to net intangibles and other assets and liabilities. Refer to “Note 3, Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”
(4)Excludes one property for which we hold future interests in seven condominium units.
(5)Initial lease term expires in August 2029. Operator has failed to remit rent timely and comply with other contractual terms of its lease agreements, which resulted in a default under the operator’s leases as of December 31, 2022.
As of December 31, 2022, none of our properties had a carrying value equal to or greater than 10% of our total assets.
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
As of March 27, 2023, we had 195,421,665 shares of our common stock outstanding held by a total of 36,483 stockholders of record.
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
In order for members of FINRA and their associated persons to have participated in the offering and sale of our shares of common stock or to participate in any future offering of our shares of common stock, we are required, pursuant to FINRA Rule 2310, to disclose in each Annual Report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares of common stock.
The following table presents the estimated value per share of common stock:

Effective Date	Estimated Value per Share	Valuation Date
April 2016	$8.63	12/31/2015
December 2016	9.10	6/30/2016
December 2017	8.50	6/30/2017
December 2018	7.10	6/30/2018
December 2019	6.25	6/30/2019
December 2020	3.89	6/30/2020
November 2021	3.91	6/30/2021
November 2022	2.93	6/30/2022
On November 10, 2022, upon the recommendation of the audit committee of our board of directors, our board of directors, including all of our independent directors, approved and established an estimated value per share of our common stock of $2.93 as of June 30, 2022, or the Valuation Date. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares of our common stock outstanding, in each case as of the Valuation Date. The information used to generate the estimated value per share, including market information, investment- and property-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date.
As of the Valuation Date, (i) the estimated value of our healthcare real estate (direct investments) properties was $1.00 billion, compared with an aggregate cost, including purchase price, deferred costs and other assets, of $1.45 billion, (ii) the estimated value of our healthcare real estate investments held through unconsolidated joint ventures (unconsolidated investments) was $355.4 million, compared with an aggregate equity contribution, net of distributions in connection with asset sales, of $434.1 million, and (iii) the estimated value of our healthcare real estate (direct investments) liabilities was $885.1 million, compared with an aggregate outstanding principal amount of $931.6 million.
For additional information on the methodology used in calculating our estimated value per share as of June 30, 2022, refer to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the SEC on November 10, 2022.
It is currently anticipated that our next estimated value per share will be based upon our assets and liabilities as of June 30, 2023 and such value will be included in a Quarterly Report on Form 10-Q or such other filing with the SEC. We intend to continue to publish an updated estimated value per share annually.

Distributions
During the year ended December 31, 2022, our board of directors declared and paid a special distribution, or the Special Distribution, to stockholders totaling approximately $97.1 million. We did not declare any distributions to stockholders during the years ended December 31, 2021 and 2020.
For federal income tax purposes, distributions paid to stockholders are characterized as ordinary income, capital gains or return of capital. For the year ended December 31, 2022, distributions paid to stockholders represent return of capital distributions. A return of capital is nontaxable, which reduces the tax basis of our stockholder’s overall return.
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders were able to elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Since inception, we issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to our DRP. No selling commissions or dealer manager fees were paid on shares issued pursuant to our DRP. Our board of directors may amend, suspend or terminate our DRP for any reason upon ten-days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP. In April 2022, our board of directors elected to suspend our DRP, effective April 30, 2022. As a result, all future distributions, if any, will be paid in cash. For the year ended December 31, 2022, we did not issue shares of common stock pursuant to our DRP.
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
For the year ended December 31, 2022, we did not repurchase any shares of our common stock.
Unregistered Sales of Equity Securities
On October 31, 2022 and November 30, 2022, we issued 208,635 shares of common stock at $3.91 per share and 134,482 shares of common stock at $2.93, respectively, to our Former Advisor as part of its asset management fee, pursuant to the advisory agreement. These shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
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
Business Summary
Our investments are categorized as follows:
•Direct Investments - Operating - Properties operated pursuant to management agreements with managers, in which we own a controlling interest.
•Direct Investments - Net Lease - Properties operated under net leases with an operator, in which we own a controlling interest.
•Unconsolidated Investments - Joint ventures, which include properties operated under net leases with operators or pursuant to management agreements with managers, in which we own a minority, non-controlling interest.
Through our direct investments, we own a diversified portfolio of seniors housing properties, including independent living facilities, or ILFs, assisted living facilities, or ALFs, and memory care facilities, or MCFs, located throughout the United States. In addition, through our unconsolidated investments we have invested in a broader spectrum of healthcare real estate, including seniors housing properties, as well as continuing care retirement communities, or CCRCs, skilled nursing facilities, or SNFs, medical office buildings, or MOBs, specialty hospitals and ancillary services businesses, across the United States and United Kingdom. For information regarding our investments as of December 31, 2022, refer to “Our Investments” included in Part I, Item 1. “Business.”
Business Update
The following is a summary of business activities and events occurring during the year ended December 31, 2022:
Investments, Financings and Disposition Activities
•We invested capital totaling $29.3 million into our portfolio, including revenue enhancing building amenity refreshes and resident unit upgrades, in order to maintain market position, functional standards and improve operating income.
•The Espresso joint venture completed the sale of 74 properties, which generated our proportionate share of distributions totaling $49.7 million.
•In July, we exercised our option to extend the maturity date of a mortgage note payable collateralized by a property within the Rochester portfolio from August 2022 to August 2023, which required a $0.2 million principal repayment toward the outstanding principal balance.
•In June, we repaid the outstanding financing on the Oak Cottage portfolio at a discounted payoff of $3.7 million.
Special Distribution
•On April 20, 2022, our board of directors declared and paid a special distribution, or the Special Distribution, of $0.50 per share for each stockholder of record on May 2, 2022 totaling approximately $97.1 million.

Factors Impacting Our Operating Results
The seniors housing industry, including our business, continues to be adversely impacted by the effects of COVID-19 and broader macroeconomic trends. Our revenue depends on occupancy levels at our properties, which declined significantly as a result of COVID-19 and still have not returned to pre-pandemic levels. At the same time, our costs have increased as a result of macroeconomic trends, including increases in labor costs and historically low unemployment, inflation and rising interest rates, as well as increased health and safety measures, increased governmental regulation and compliance, vaccine mandates and other operational changes necessitated in response to the COVID-19 pandemic. Increased labor costs and a shortage of available skilled and unskilled workers has, and may continue to, increase the cost of staffing at our facilities. We have been required to enhance pay and benefits packages to compete effectively for personnel, pay additional overtime and use costly contract labor. Our operating and administrative costs, including repairs and maintenance, food costs, utilities, insurance and other operating costs, have been, and may continue to be adversely affected by inflation. We may be able to offset increased labor and other costs by increasing rates charged to residents, but we may not be able to do so in a timely manner and it may ultimately result in a decline in occupancy and revenues. Increases in interest rates may help ease inflation and our operating costs, but also increase our debt service obligations on our variable rate debt and create the possibility of slowing economic growth, which may affect the ability of seniors to pay resident fees at our properties, and lower asset values.
Operating Performance
The following is a summary of the performance of our investment segments for the year ended December 31, 2022 as compared to the year ended December 31, 2021. For additional information on financial results, refer to “—Results of Operations.”
Direct Investments - Operating
The seniors housing industry average occupancy improved 2.8% from 2021 to 83.0% during the fourth quarter of 2022, as a result of increasing resident demand, improving consumer sentiment and easing restrictions on visitations and admissions, but was still 4.2% below its pre-pandemic level of 87.1% in the first quarter of 2020 (source: The National Investment Centers for Seniors Housing & Care).
Our direct operating investments experienced occupancy growth as resident move-ins increased by 4.0% and resident move-outs declined by 2.1% as compared to the prior year. A summary of average occupancy of our direct operating investments by property manager is as follows:

	Average Monthly Occupancy			Average Annual Occupancy
Manager	December 2022	December 2021	Variance	2022	2021	Variance
Solstice Senior Living	85.9%	77.2%	8.7%	82.2%	73.9%	8.3%
Watermark Retirement Communities (1)	78.9%	77.2%	1.7%	77.7%	75.4%	2.3%
Avamere Health Services	90.5%	85.0%	5.5%	88.5%	81.9%	6.6%
Integral Senior Living (1)	97.5%	97.5%	—%	97.3%	98.1%	(0.8)%
Direct Investments - Operating	84.3%	77.9%	6.4%	81.5%	75.1%	6.4%
_______________________________________
(1)Average monthly occupancy for December 2021 and annual occupancy for 2021 excludes properties sold.

The following table is a summary of the operating performance at our direct operating investments, excluding properties sold, for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Property revenues
Resident fee income	$44,274	$40,668	$3,606	8.9%
Rental income	138,245	122,614	15,631	12.7%
Total property revenues	182,519	163,282	19,237	11.8%
Property operating expenses
Salaries and wages	62,113	55,603	6,510	11.7%
Utilities	12,144	10,332	1,812	17.5%
Food and beverage	10,427	8,990	1,437	16.0%
Repairs and maintenance	13,835	12,276	1,559	12.7%
Property taxes	11,603	12,192	(589)	(4.8)%
Property management fee	9,123	8,174	949	11.6%
All other expenses	17,934	15,315	2,619	17.1%
Total property operating expenses	137,179	122,882	14,297	11.6%
Total property revenues, net of property operating expenses	$45,340	$40,400	$4,940	12.2%
Overall, property revenues, net of property operating expenses, increased by $4.9 million for the year ended December 31, 2022 as compared to the prior year. The increase was primarily attributable to rental and resident fee income increasing by $19.2 million as a result of improved occupancy and rates at our ILFs, ALFs, and MCFs. The increase was partially offset by a $14.3 million increase in property operating expenses primarily a result of staffing challenges, which resulted in additional overtime hours and the use of agency and contract labor to fill open positions. Higher occupancy and inflationary pressures significantly impacted all variable operating costs, most notably utilities and food and beverage costs. Additionally, the resumption of normalized business operations has allowed our operators to complete deferred repairs and maintenance projects.
Direct Investments - Net Lease
Beginning in February 2021, the operator of the four net lease properties in our Arbors portfolio has been unable to satisfy its obligations under its leases and remits rent and pays property-level expenses based on its available cash. As a result, during the year ended December 31, 2022, we recorded rental income to the extent rental payments were received, which totaled $1.6 million for the year ended December 31, 2022, as compared to $3.4 million for the year ended December 31, 2021. The properties experienced similar operating cost pressures and staffing challenges as our direct operating investments, as well as sustaining suboptimal occupancy levels due to competitive pressures, which contributed to lower rent collected during the year ended December 31, 2022.
Unconsolidated Investments
We own minority, non-controlling interests in joint ventures, which own investments in real estate properties. The following table presents the distributions received from our unconsolidated investments (dollars in thousands):

	Cash Distributions for the Year Ended December 31,
	2022			2021			Total Increase (Decrease)
Portfolio	Sales	Operating	Total	Sales	Operating	Total	$	%
Eclipse	$846	$—	$846	$2,898	$—	$2,898	$(2,052)	(70.8)%
Envoy(1)	66	—	66	817	—	817	(751)	(91.9)%
Diversified US/UK	—	2,433	2,433	—	4,257	4,257	(1,824)	(42.8)%
Espresso	49,704	4,950	54,654	1,173	4,327	5,500	49,154	893.7%
Trilogy	—	9,134	9,134	—	4,638	4,638	4,496	96.9%
Total	$50,616	$16,517	$67,133	$4,888	$13,222	$18,110	$49,023	270.7%
_______________________________________
(1)The joint venture completed the sale of its remaining operating assets in 2019 and is currently in the process of liquidating the remaining cash, which resulted in non-recurring residual earnings recognized during the years end December 31, 2022 and 2021.
During the year ended December 31, 2022, we received distributions from our unconsolidated investments, which totaled $67.1 million as compared to $18.1 million for the year ended December 31, 2021. Higher distributions during the year ended December 31, 2022 were a result of proceeds from sales transactions in the Espresso joint venture. Distributions continued to be limited by reinvestment and development in the Trilogy joint venture and operational challenges in the Diversified US/UK and Eclipse joint ventures.
The following table is a summary of operations and performance for the Trilogy and Diversified US/UK joint ventures (dollars in thousands):

	Trilogy				Diversified US/UK
	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%	2022	2021	Amount	%
Property and other revenues
Total property and other revenues	$1,252,175	$1,009,256	$242,919	24.1%	$225,222	$255,680	$(30,458)	(11.9)%
Expenses
Property operating expenses	1,107,757	913,443	194,314	21.3%	128,363	119,731	8,632	7.2%
Interest expense	51,648	39,123	12,525	32.0%	102,593	77,484	25,109	32.4%
Administrative, transaction & other	429	9,449	(9,020)	(95.5)%	10,317	3,692	6,625	179.4%
Depreciation and amortization	65,393	55,729	9,664	17.3%	77,628	84,416	(6,788)	(8.0)%
Impairment loss	—	—	—	NA	160,189	(2,288)	162,477	(7,101.3)%
Total expenses	1,225,227	1,017,744	207,483	20.4%	479,090	283,035	196,055	69.3%
Other income (loss), net	1,407	(1,355)	2,762	(203.8)%	(3,854)	(1,005)	(2,849)	283.5%
Other gains (losses)	21,903	(2,593)	24,496	(944.7)%	22,050	(18)	22,068	(122,600.0)%
Income tax benefit (expense)	—	—	—	NA	3,115	2,690	425	15.8%
Net income (loss)	$50,258	$(12,436)	$62,694	(504.1)%	$(232,557)	(25,688)	$(206,869)	805.3%
Ownership	23.2%	23.2%			14.3%	14.3%
Equity in earnings (losses)	$11,652	$(2,891)	$14,543	(503.0)%	$(33,280)	$(3,676)	$(29,604)	805.3%
Trilogy
The joint venture's facilities experienced continued occupancy recovery and revenue growth throughout 2022. Although operating margins were impacted by the effects of labor shortages and inflationary pressures, occupancy growth, coupled with higher rates, resulted in improved operating income in 2022. Additionally, federal COVID-19 provider relief grant income recognized during 2022, which totaled $24.8 million, exceeded grant income of $13.9 million recognized in 2021. Improvements to operating cash flows in 2022 were partially offset by higher interest expense, driven by rising LIBOR and outstanding debt.
Diversified US/UK
The Diversified US/UK Portfolio continued to face challenges during 2022. In the United Kingdom, the tenant of the U.K. Sub-Portfolio was unable to improve performance, pay its rent obligations under the lease and resolve its overall liquidity position. As a result, the joint venture completed a lease restructuring in November 2022, which included a reduction in rent based on the performance of the properties, the draw down of the rent deposit and the acquisition of the tenant by an affiliate of our Former Sponsor. In connection with the lease restructuring, the joint venture also restructured its existing debt, including incurring a new mezzanine tranche, and agreed to remain in cash trap until certain performance levels are achieved.
Within the United States, although the performance of the MOBs within the MOB Sub-Portfolio and Mixed U.S. Sub-Portfolio were both relatively stable, the seniors housing assets operated under management agreements continued to struggle with macroeconomic trends and slow recovery from the pandemic, including suboptimal occupancy, increased labor expenses and other inflationary pressures, and various tenants operating SNFs or specialty hospitals under net leases defaulted on their rent obligations within the Mixed U.S. Sub-Portfolio. The Mixed U.S. Sub-Portfolio has approximately $1.0 billion and $0.5 billion of mortgage and mezzanine floating-rate financing, respectively, or the Mixed U.S. Sub-Portfolio Debt, which is secured by all of the assets within the Mixed U.S. Sub-Portfolio. Rising interest rates under the Mixed U.S. Sub-Portfolio Debt, together with the operating challenges, created significant cash flow and liquidity issues within the Mixed U.S. Sub-Portfolio, resulting in a cash flow sweep beginning in July 2022 and ultimately a payment default on the mezzanine tranche of the Mixed U.S. Sub-Portfolio Debt in March 2023.
In August 2022, subsidiaries of the Diversified US/UK Portfolio entered into a purchase and sale agreement to sell the MOB Sub-Portfolio and all of the MOBs and two specialty hospitals within the Mixed U.S. Sub-Portfolio. However, due to a variety of factors, this purchase and sale agreement was terminated in February 2023, and the transaction proceeded with the sale of only the MOB Sub-Portfolio for a purchase price of $121.5 million, substantially all of which was used to repay debt on the MOB Sub-Portfolio and pay transaction expenses.

As a result of all of the above, the financial statements for the Diversified US/UK Portfolio for the year ended December 31, 2022 raised doubt regarding the joint venture’s ability to continue as a going concern.
The following is a summary of operations and performance for the Espresso and Eclipse joint ventures for the year ended December 31, 2022:
•Espresso: During the year, the joint venture received full contractual rent from its net lease operators and distributed excess cash flows from operations and proceeds from sub-portfolio sales, of which our proportionate share totaled $5.0 million and $49.7 million, respectively. Rental income has declined as a result of the sub-portfolio sales. The joint venture continues to pursue dispositions of its remaining properties.
•Eclipse: The joint venture continued to struggle with cash flow and liquidity issues. During 2022, two sub-portfolios did not generate sufficient cash flow to cover expenses, capital needs and debt service, resulting in the disposition of one sub-portfolio consisting of seven properties for an amount equal to the debt and another sub-portfolio consisting of eight properties being placed into receivership by the lenders. In addition, the tenant of a net leased sub-portfolio of 10 SNFs stopped paying rent in its entirety, ultimately resulting in the sale of this portfolio for an amount equal to its debt in February 2023. The remaining three sub-portfolios also face operating challenges, to varying degrees, as a result of the macroeconomic environment and slow recovery from the pandemic, among other factors.
Recent Developments
The following is a discussion of material events which have occurred subsequent to December 31, 2022 through March 27, 2023.
Diversified US/UK Joint Venture
In February 2023, due to a variety of factors, subsidiaries of the Diversified US/UK Portfolio terminated the purchase and sale agreement to sell the MOB Sub-Portfolio and all of the MOBs and two specialty hospitals within the Mixed U.S. Sub-Portfolio and the transaction proceeded with the sale of only the MOB Sub-Portfolio for a purchase price of $121.5 million, substantially all of which was used to repay debt on the MOB Sub-Portfolio and pay transaction expenses. As a result of the reduced sale price and terminated purchase and sale agreement, the joint venture recorded additional impairment for the year ended December 31, 2022 which we recognized through equity in earnings (losses) on our consolidated statements of operations.
In addition, the Mixed U.S. Sub-Portfolio Debt, which had been in cash trap since July 2022, went into payment default on the mezzanine tranche as of March 2023.
TSA
On March 22, 2023, we amended the TSA to, among other things, extend the provision of legal services until such time as we elect to terminate such services in accordance with the TSA.
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
Impairment
During the year ended December 31, 2022, we recorded impairment losses on our operating real estate totaling $31.9 million. Impairment losses of $18.5 million, $8.5 million and $3.9 million for facilities in our Arbors, Winterfell and Rochester portfolios, respectively, were a result of declining operating margins and lower projected future cash flows. In addition, impairment losses totaling $0.8 million and $0.2 million were recorded for property damage sustained by facilities in our Winterfell portfolio and a facility in our Avamere portfolio, respectively.
Prior years’ accumulated impairment losses totaled $149.7 million for operating real estate that we continue to hold as of December 31, 2022. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for additional information regarding impairment recorded in prior years.
Our unconsolidated ventures recorded impairment losses and reserves on properties in their respective portfolios, which have been recognized through our equity in earnings (losses), of which our proportionate share totaled $25.1 million for the year ended December 31, 2022. The Diversified US/UK and Eclipse joint ventures recorded impairment losses for facilities with lower projected future cash flows and shortened hold periods, of which our proportionate share was $22.9 million and $2.2 million, respectively.
In addition, we recorded impairment on our investment in the Diversified US/UK joint venture, which totaled $13.4 million and reduced the carrying value of our investment in the Diversified US/UK joint venture to $28.4 million as of December 31, 2022. Our assessment for the recoverability of our investment took into consideration the joint venture’s post-COVID-19 underperformance, rising interest rates and the joint venture’s ability to continue to service debt collateralized by substantially all of its domestically-located healthcare real estate.
At this time, it is difficult to assess and estimate the continuing impact of the COVID-19 pandemic, inflation, rising interest rates, risk of recession and other economic conditions. As the future impact will depend on many factors beyond our control and knowledge, the resulting effect on impairment of our operating real estate and investments in unconsolidated ventures may materially differ from our current expectations and further impairment charges may be recorded in the future.

Results of Operations
Comparison of the Year Ended December 31, 2022 to December 31, 2021 (dollars in thousands)

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Property and other revenues
Resident fee income	$44,274	105,955	(61,681)	(58.2)%
Rental income	139,841	137,322	2,519	1.8%
Other revenue	1,021	—	1,021	NA
Total property and other revenues	185,136	243,277	(58,141)	(23.9)%
Interest income
Interest income on debt investments	—	4,667	(4,667)	(100.0)%
Expenses
Property operating expenses	137,578	177,936	(40,358)	(22.7)%
Interest expense	43,278	61,620	(18,342)	(29.8)%
Transaction costs	1,569	54	1,515	2,805.6%
Asset management fees - related party	8,058	11,105	(3,047)	(27.4)%
General and administrative expenses	13,938	12,691	1,247	9.8%
Depreciation and amortization	38,587	54,836	(16,249)	(29.6)%
Impairment loss	45,299	5,386	39,913	741.1%
Total expenses	288,307	323,628	(35,321)	(10.9)%
Other income, net	77	7,278	(7,201)	(98.9)%
Realized gain (loss) on investments and other	1,029	79,477	(78,448)	(98.7)%
Equity in earnings (losses) of unconsolidated ventures	47,625	15,843	31,782	200.6%
Income tax expense	(61)	(99)	38	(38.4)%
Net income (loss)	$(54,501)	$26,815	$(81,316)	(303.2)%
Resident Fee Income
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Same store ALF/MCF properties (excludes properties sold)	$44,274	$40,668	$3,606	8.9%
Properties sold	—	65,287	(65,287)	(100.0)%
Total resident fee income	$44,274	$105,955	$(61,681)	(58)%
Resident fee income decreased $61.7 million as a result of property sales during 2021. The Watermark Fountains portfolio sold in December 2021, the Kansas City portfolio in June 2021 and a property within the Aqua portfolio sold in March 2021.
Excluding properties sold, resident fee income increased by $3.6 million primarily as a result of increases in average occupancy and rates at our ALFs.

Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Same store ILF properties (excludes properties sold)	$138,245	$122,614	$15,631	12.7%
Same store net lease properties (excludes properties sold)
Rental payments	1,596	3,449	(1,853)	(53.7)%
Straight-line rental income (loss)	—	(7,350)	7,350	(100.0)%
Total same store net lease properties (excludes properties sold)	1,596	(3,901)	5,497	(140.9)%
Properties sold	—	18,609	(18,609)	(100.0)%
Total rental income	$139,841	$137,322	$2,519	1.8%
Overall, rental income increased by $2.5 million as compared to year ended December 31, 2021. The increase was partially offset by the loss of revenues from properties sold in 2021.
Excluding properties sold, rental income increased by $21.1 million primarily as a result of improved occupancy at our ILFs during the year ended December 31, 2022 and the write-off of straight-line rent receivables at our Arbors portfolio during 2021.
Other Revenue
Other revenue consists of interest earned on uninvested cash balances during the year ended December 31, 2022.
Interest Income on Debt Investments
There was no interest income on debt investments recognized during the year ended December 31, 2022 as a result of receiving the full repayment of outstanding principal on our mezzanine loan debt investment in August 2021.
Property Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold and COVID-19 related expenses)
ALF/MCF properties	$36,469	$30,384	$6,085	20.0%
ILF properties	100,303	89,970	10,333	11.5%
Net lease properties	39	29	10	34.5%
COVID-19 related expenses	407	2,528	(2,121)	(83.9)%
Properties sold	360	55,025	(54,665)	(99.3)%
Total Property operating expenses	$137,578	$177,936	$(40,358)	(22.7)%
Overall, total operating expenses decreased $40.4 million primarily as a result of property sales during the year ended December 31, 2021.
Excluding properties sold, operating expenses increased $14.3 million, primarily a result of labor costs. Higher occupancy and inflationary pressures impacted significantly all variable operating costs, most notably utilities and food and beverage costs. Additionally, the resumption of normalized business operations has allowed our operators to complete deferred repairs and maintenance projects.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold)
ALF/MCF properties	$5,954	$5,562	$392	7.0%
ILF properties	33,715	33,000	715	2.2%
Net lease properties	3,609	3,699	(90)	(2.4)%
Properties sold	—	18,618	(18,618)	(100.0)%
Corporate	—	741	(741)	(100.0)%
Total interest expense	$43,278	$61,620	$(18,342)	(29.8)%
Interest expense decreased $18.3 million primarily as a result of the repayment of mortgage notes payable which were collateralized by properties sold during the year ended December 31, 2021. Corporate interest expense represents interest resulting from the borrowings under the Sponsor Line, which was repaid in full in July 2021.
On a same store basis, while average mortgage notes principal balances have decreased as compared to December 31, 2021 due to continued principal amortization, interest expense on our floating rate debt has increased due to higher LIBOR.
Transaction Costs
Transaction costs for the year ended December 31, 2022 included $1.5 million for legal and professional fees incurred to complete the Internalization, as well as $0.1 million for costs associated with transition services provided by the Former Advisor to facilitate an orderly transition of the management of our operations.
Asset Management Fees - Related Party & General and Administrative Expenses
In connection with the Internalization, the advisory agreement was terminated on October 21, 2022, as a result asset management fees decreased by $3.0 million for the year ended December 31, 2022 as compared to December 31, 2021. Under our new internalized structure, we directly incur and pay all operating costs. General and administrative expenses increased $1.2 million primarily as a result of amortizing our directors’ and officers’ insurance premium incurred and reimbursed to the Former Advisor over the term of the policy, beginning in December 2021.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Same store (excludes properties sold)
ALF/MCF properties	$7,171	$6,995	$176	2.5%
ILF properties	28,087	29,306	(1,219)	(4.2)%
Net lease properties	3,329	3,444	(115)	(3.3)%
Properties sold	—	15,091	(15,091)	(100.0)%
Total depreciation and amortization	$38,587	$54,836	$(16,249)	(29.6)%
Depreciation and amortization expense decreased $16.2 million, primarily as a result of properties sold during the year ended December 31, 2021, as well as impairments recognized during the years ended December 31, 2022 and 2021, which reduced building depreciation expense in 2022.
Impairment Loss
During the year ended December 31, 2022, impairment losses on operating real estate totaled $31.9 million and impairment losses recorded on unconsolidated ventures investments totaled $13.4 million. Refer to “—Impairment” for additional discussion.
During the year ended December 31, 2021, impairment losses on operating real estate totaled $5.4 million, consisting of $4.6 million recognized for one independent living facility within our Winterfell portfolio and $0.8 million for our Smyrna net lease property, which was sold in May 2021.

Other Income, Net
Other income, net for the year ended December 31, 2022 consisted of $0.1 million in COVID-19 testing reimbursements received and recognized at our Avamere portfolio. For the year ended December 31, 2021, other income, net consisted of $7.7 million in federal COVID-19 provider relief grants from the U.S. Department of Health and Human Services, or HHS, partially offset by a $0.5 million non-operating loss recognized at a property within the Watermark Fountains.
Realized Gain (Loss) on Investments and Other
During the year ended December 31, 2022, we recognized gains on mortgage interest rate caps, a discounted financing payoff and distributions that exceeded our carrying value in our unconsolidated investments. Gains were partially offset by losses recognized on other investment activity.
During the year ended December 31, 2021, we recognized net gains on real estate property sales, which totaled $84.0 million and were partially offset by $8.7 million of debt extinguishment losses. In addition, we recognized gains on distributions that exceeded our carrying value for our investments in the Espresso and Envoy joint ventures, which totaled $4.4 million.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Year Ended December 31,
	2022	2021	2022	2021	2022	2021
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, after FFO and MFFO adjustments		Increase (Decrease)
Eclipse	$(3,176)	$2,130	$2,851	$(1,563)	$(325)	$567	$(892)	(157.3)%
Envoy	—	740	—	(744)	—	(4)	4	(100.0)%
Diversified US/UK	(33,280)	(3,676)	36,030	17,441	2,750	13,765	(11,015)	(80.0)%
Espresso	72,427	19,619	(66,393)	(9,690)	6,034	9,929	(3,895)	(39.2)%
Trilogy	11,652	(2,891)	11,966	15,033	23,618	12,142	11,476	94.5%
Subtotal	$47,623	$15,922	$(15,546)	$20,477	$32,077	$36,399	$(4,322)	(11.9)%
Solstice	2	(79)	—	2	2	(77)	79	(102.6)%
Total	$47,625	$15,843	$(15,546)	$20,479	$32,079	$36,322	$(4,243)	(11.7)%
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
Our equity in earnings generated by our unconsolidated investments increased by $31.8 million primarily due to gains recognized on property sales in the Espresso joint venture and gains recognized by the Trilogy joint venture upon acquiring the remaining ownership interest of an investment portfolio. Gains recognized during the year ended December 31, 2022 exceeded the gains recognized on property sales in the Espresso and Eclipse joint ventures during the year ended December 31, 2021. The increase was offset by real estate impairments recorded by the Diversified US/UK and Eclipse joint ventures.
Equity in earnings, after FFO and MFFO adjustments, decreased by $4.2 million as a result of lower rental income recognized in the Diversified US/UK and Espresso joint ventures, partially offset by improvements in the Trilogy joint venture during the year ended December 31, 2022.

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

Rental Income
The following table presents rental income generated by our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Same store ILF properties (excludes properties sold)	$122,614	$124,125	$(1,511)	(1.2)%
Same store net lease properties (excludes properties sold)
Rental payments	3,449	10,139	(6,690)	(66.0)%
Straight-line rental income (loss)	(7,350)	476	(7,826)	(1,644.1)%
Total same store net lease properties (excludes properties sold)	(3,901)	10,615	(14,516)	(136.7)%
Properties sold	18,609	22,284	(3,675)	(16.5)%
Total rental income	$137,322	$157,024	$(19,702)	(12.5)%
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
Other Revenue
Other revenue is primarily interest earned on uninvested cash, which was impacted by a decline in market interest rates.
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
Interest expense decreased $4.4 million primarily as a result of the repayment of mortgage notes payable which were collateralized by properties sold during the year ended December 31, 2021. In addition, average mortgage notes principal balances decreased during the year ended December 31, 2021 due to continued principal amortization, while lower LIBOR reduced interest expense on our floating-rate debt. Corporate interest expense represents interest resulting from the borrowings under our Sponsor Line, which was repaid in full in July 2021.
Asset Management Fees - Related Party
Prior to the termination of the advisory agreement, the Former Advisor received a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value. Asset management fees decreased $6.1 million as a result of the estimated net asset value effective December 2020 decreasing from the previous estimated net asset value effective December 2019.
General and Administrative Expenses
General and administrative expenses decreased $3.8 million primarily as a result of amortizing our directors’ and officers’ insurance premium incurred and reimbursed to the Former Advisor over the term of the policy, beginning in December 2021. The policy premium was expensed as incurred by the Former Advisor during the year ended December 31, 2020. In addition, we incurred non-operating costs at a property within the Watermark Fountains net lease portfolio during the year ended December 31, 2020.
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
During the year ended December 31, 2020, we recognized a $0.3 million gain on the settlement of the share-based payment to the Former Advisor.
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
We define MFFO in accordance with the concepts established by the IPA. Our computation of MFFO may not be comparable to other REITs that do not calculate MFFO using the same method MFFO is calculated using FFO. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company’s operating performance. The IPA’s definition of MFFO excludes from FFO the following items:
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
We believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and stockholders in assessing our future operating performance upon completion of our organization and offering, and acquisition and development stages. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-traded REITs, including if we determined not to pursue an exit strategy.
MFFO does have certain limitations. For instance, realized gains (losses) from acquisitions and dispositions and other adjustments listed above are not reported in MFFO, even though such realized gains (losses) and other adjustments could affect our operating performance and cash available for distribution. Any mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions. Investors should note that while impairment charges are excluded from the calculation of MFFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flow and the relatively limited term of a non-traded REIT’s anticipated operations, it could be difficult to recover any impairment charges through operational net revenues or cash flow prior to any liquidity event. In addition, MFFO is not a useful measure in evaluating net asset value, since impairment is taken into account in determining net asset value but not in determining MFFO.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(54,100)	$25,067	$(261,458)
Adjustments:
Depreciation and amortization	38,587	54,836	65,006
Depreciation and amortization related to non-controlling interests	(286)	(480)	(647)
Depreciation and amortization related to unconsolidated ventures	28,855	30,054	31,999
Realized (gain) loss from sales of property	92	(83,873)	—
Realized gain (loss) from sales of property related to non-controlling interests	(5)	2,092	—
Realized (gain) loss from sales of property related to unconsolidated ventures	(92,578)	(31,314)	(320)
Impairment losses of depreciable real estate	31,880	5,386	165,968
Impairment loss on real estate related to non-controlling interests	(117)	—	(2,253)
Impairment losses of depreciable real estate held by unconsolidated ventures	25,109	1,494	37,893
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(22,563)	$3,262	$36,188
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(22,563)	$3,262	$36,188
Adjustments:
Transaction costs	1,569	54	65
Straight-line rental (income) loss	—	7,803	441
Amortization of premiums, discounts and fees on investments and borrowings	3,859	4,177	4,975
Realized (gain) loss on investments and other	(1,121)	4,396	(302)
Adjustments related to unconsolidated ventures(1)	23,068	20,245	5,406
Adjustments related to non-controlling interests	3	(212)	(48)
Impairment of real estate related investment	13,419	—	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$18,234	$39,725	$46,725
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

As of March 27, 2023, we had approximately $94.5 million of unrestricted cash and currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties and rental income from our net lease properties. In addition, we receive distributions from our investments in unconsolidated ventures. Net cash provided by operating activities was $7.8 million for the year ended December 31, 2022. We have utilized cash reserves generated from asset realizations to fund debt service payments, including principal amortization, which is expected to continue until the operating margins of our direct investments improve from current levels.
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
The operator of our Arbors net lease portfolio, Arcadia, has been impacted by the same factors discussed above, which has affected its ability to pay rent. Arcadia has been unable to satisfy its obligations under its leases since February 2021, and instead remits rent and pays property-level expenses based on its available cash. We are in discussions with Arcadia regarding the rent shortfalls and resulting defaults under the leases. However, we expect rent shortfalls to continue in the near-term, in varying amounts based on the property’s performance, and may also directly incur operating expenses to the extent Arcadia is unable to generate sufficient cash flow.
We have significant joint ventures and will not be able to control the timing of distributions, if any, from these investments. As of December 31, 2022, our unconsolidated joint ventures and consolidated joint ventures represented 12.9% and 19.6%, respectively, of our total investments, based on carrying value. Our unconsolidated joint ventures, which have been similarly impacted as our direct investments by the COVID-19 pandemic, inflation, rising interest rates and other economic market conditions, may continue to limit distributions to preserve liquidity.
Borrowings
We use asset-level financing as part of our investment strategy to leverage our investments while managing refinancing and interest rate risk. We typically finance our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing.
We are required to make recurring principal and interest payments on our borrowings. As of December 31, 2022, we had $922.4 million of consolidated asset-level borrowings outstanding. Fixed-rate borrowings totaled $792.0 million with interest rates ranging from 3.0% to 4.6%. Floating-rate borrowings totaled $130.3 million and are subject to fluctuating LIBOR or the SOFR. As of December 31, 2022, effective interest rates on floating rate debt ranged from 6.48% to 7.22%. During the year ended December 31, 2022, we paid $56.4 million in recurring principal and interest payments on borrowings.
As of December 31, 2022, our Winterfell portfolio had $596.4 million of borrowings outstanding, which matures in June 2025. As the impact of inflation, rising interest rates, risk of recession and other economic market conditions continue to influence our investments’ performance, our ability to service or refinance our borrowings may be negatively impacted and we may experience defaults in the future.
As mentioned above, the operator of the Arbors net lease portfolio has defaulted under its lease obligations, which resulted in a non-monetary default under the mortgage notes collateralized by the properties as of December 31, 2022. To the extent that we do not receive sufficient rent from Arcadia to cover the contractual debt service on this portfolio, we are funding any shortfalls and are otherwise in compliance with the contractual terms under the mortgage notes collateralized by the properties.
Our unconsolidated joint ventures also have significant asset level borrowings, which may restrict cash distributions from the joint ventures if certain lender requirements are not met and may require capital to be funded if favorable refinancing is not obtained.

Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of December 31, 2022, our leverage was 55.3% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of December 31, 2022, indirect leverage on assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation, held through our unconsolidated joint ventures was 57.9%.
For additional information regarding our borrowings, including principal repayments, timing of maturities and loans currently in default, refer to Note 5, “Borrowings” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements.”
Capital Expenditures Activities
We are responsible for capital expenditures for our operating properties and may also fund capital expenditures for our net lease properties. We continue to invest capital into our direct investments in order to maintain market position, functional and operating standards, increase operating income, achieve property stabilization and enhance the overall value of our assets. However, there can be no assurance that these initiatives will achieve these intended results.
The following table presents cash used for capital expenditures at our direct investments (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020	2022 vs. 2021 Change	2021 vs. 2020 Change
Same store (excludes properties sold)
ALF/MCF properties	$3,310	$2,696	$1,604	$614	$1,092
ILF properties	25,622	16,427	10,032	9,195	6,395
Net lease properties	372	—	—	372	—
Properties sold	—	8,650	3,578	(8,650)	5,072
Total capital expenditures	$29,304	$27,773	$15,214	$1,531	$12,559
Realization and Disposition of Investments
We will actively pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return, improve our liquidity position and generate value for shareholders. As the impact of inflation, rising interest rates, risk of recession and other economic market conditions continue to influence our properties’ performance, there may be a negative impact on our ability to generate desired returns on dispositions. The current state of the public and private capital markets, which have been affected by a general tightening of availability of credit (including the price, terms and conditions under which it can be obtained), and decreased liquidity in certain financial markets, has resulted in limited transaction activity and may limit our ability to execute on our strategy of disposing of investments.
We have made significant investments through both consolidated and unconsolidated joint ventures with third parties. We have limited ability to influence material decisions at our unconsolidated joint ventures, including the disposition of assets. During the year ended December 31, 2022, our Espresso joint venture distributed the net proceeds generated from sub-portfolios sales, of which our proportionate share totaled $49.7 million.
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
Other Commitments
On October 21, 2022, we terminated the advisory agreement and completed the Internalization. Prior to the termination of the advisory agreement, we reimbursed the Former Advisor for direct and indirect operating costs in connection with services provided to us. Under our new internalized structure, we will directly incur and pay all general and administrative costs.

Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,
Cash flows provided by (used in):	2022	2021	2020	2022 vs. 2021 Change	2021 vs. 2020 Change
Operating activities	$7,824	$(6,438)	$31,018	$14,262	$(37,456)
Investing activities	15,538	661,826	(8,415)	(646,288)	670,241
Financing activities	(118,640)	(538,020)	12,147	419,380	(550,167)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(95,278)	$117,368	$34,750	$(212,646)	$82,618
Year Ended December 31, 2022 compared to December 31, 2021
Operating Activities
Net cash provided by operating activities totaled $7.8 million for the year ended December 31, 2022, as compared to $6.4 million net cash used in operating activities for the year ended December 31, 2021. The change in cash flow from operating activities was a result of distributions received from our unconsolidated investment in the Espresso joint venture, which have been classified as operating cash flows to the extent positive earnings were recognized by the joint venture. For the year ended December 31, 2022, we classified $22.3 million of distributions from our Espresso joint venture as operating cash flows. Excluding these distributions, cash flow from operations has declined during the year ended December 31, 2022 as a result of portfolio sales during the year ended December 31, 2021.
Investing Activities
Our cash flows from investing activities are primarily proceeds from investment dispositions, net of any capital expenditures. Net cash provided by investing activities was $15.5 million for the year ended December 31, 2022 as compared to $661.8 million for the year ended December 31, 2021. Cash flows provided by investing activities for the year ended December 31, 2022 were from distributions received from our unconsolidated investments, other than those distributions classified as operating cash flows, which totaled $44.8 million and $18.1 million for the years ended December 31, 2022 and 2021, respectively. Cash inflows were used to fund recurring capital expenditures and operating shortfalls for existing investments and to pay corporate general and administrative expenses. Cash flows provided by investing activities for the year ended December 31, 2021 were from property sales and collection of outstanding principal on our real estate debt investment.
On a same store basis, capital expenditures increased during the year ended December 31, 2022, as compared to the year ended December 31, 2021. We continue to invest capital into our operating portfolios in order to maintain market position and enhance overall asset value.
Financing Activities
Cash flows used in financing activities were $118.6 million for the year ended December 31, 2022 compared to $538.0 million for the year ended December 31, 2021. For the year ended December 31, 2022, net cash flows used in financing activities were primarily attributable to the payment of the Special Distribution to stockholders, repayment of the financing on the Oak Cottage portfolio and continued principal amortization on our mortgage notes. Cash flows used in financing activities during the year ended December 31, 2021 were primarily the repayment of mortgage notes payable collateralized by properties sold during the year, the repayment of the borrowings under the Sponsor Line and continued principal amortization on our mortgage notes. Cash outflows were partially offset by the refinancing of a mortgage note for a property within our Aqua portfolio, which generated $6.5 million in net proceeds.
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
Off-Balance Sheet Arrangements
As of December 31, 2022, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part II. Item 8. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Distributions Declared and Paid
From inception through December 31, 2022, we declared $530.9 million in distributions, inclusive of the recent Special Distribution, and generated cumulative FFO of $109.3 million. From the date of our first investment on April 5, 2013 through December 31, 2017, we declared an annualized distribution amount of $0.675 per share of our common stock. From January 1, 2018 through January 31, 2019, we declared an annualized distribution amount of $0.3375 per share of our common stock. Effective February 1, 2019, our board of directors suspended recurring distributions in order to preserve capital and liquidity. On April 20, 2022, our board of directors declared the Special Distribution of $0.50 per share for each stockholder of record on May 2, 2022 totaling approximately $97.1 million. While we do not anticipate recurring dividends in the near future, in light of the cash flow generated by our investments as compared to our capital expenditure needs and debt service obligations, our management and board of directors will evaluate special distributions in connection with asset sales and other realizations of our investments on a case-by-case basis based on, among other factors, current and projected liquidity needs, opportunities for investment in our assets (such as capital expenditure and de-levering opportunities) and other strategic initiatives.

To the extent distributions are paid from sources other than FFO, the ownership interest of our public stockholders may be diluted. Future distributions declared and paid may exceed FFO and cash flow provided by operations. FFO, as defined, may not reflect actual cash available for distributions.
Related Party Arrangements
Former Advisor
Prior to the Internalization, the Former Advisor was responsible for managing our affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on our behalf. For such services, to the extent permitted by law and regulations, the Former Advisor received fees and reimbursements from us. Pursuant to the advisory agreement, the Former Advisor could defer or waive fees in its discretion.
In connection with the Internalization, the advisory agreement was terminated on October 21, 2022.
Fees to Former Advisor
Asset Management Fee
Prior to the termination of the advisory agreement, the Former Advisor received a monthly asset management fee equal to one-twelfth of 1.5% of our most recently published aggregate estimated net asset value, as may be subject to adjustments for any special distribution declared by our board of directors in connection with a sale, transfer or other disposition of a substantial portion of our assets.
Effective July 1, 2021, the asset management fee was paid entirely in shares of our common stock at a price per share equal to the most recently published net asset value per share. From January 1, 2022 through the October 21, 2022 termination of the advisory agreement, the fee was reduced if our corporate cash balances exceeded $75.0 million, subject to the terms and conditions set forth in the advisory agreement. As of December 31, 2022, there was no outstanding asset management fee due to the Former Advisor as a result of the termination of the advisory agreement.
Acquisition Fee
Effective January 1, 2018, the Former Advisor no longer received an acquisition fee in connection with our acquisitions of real estate properties or debt investments.
Disposition Fee
Effective June 30, 2020, the Former Advisor no longer had the potential to receive a disposition fee in connection with the sale of real estate properties or debt investments.
Reimbursements to Former Advisor
Operating Costs
Under our new internalized structure, we directly incur and pay all operating costs. Prior to the termination of the advisory agreement, the Former Advisor was entitled to receive reimbursement for direct and indirect operating costs incurred by the Former Advisor in connection with administrative services provided to us. The Former Advisor allocated, in good faith, indirect costs to us related to the Former Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Former Advisor. The indirect costs included our allocable share of the Former Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spent all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also included rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there was no reimbursement for personnel costs related to our executive officers (although reimbursement for certain executive officers of the Former Advisor was permissible) and other personnel involved in activities for which the Former Advisor received an acquisition fee or a disposition fee. The Former Advisor allocated these costs to us relative to its and its affiliates’ other managed companies in good faith and reviewed the allocation with our board of directors, including our independent directors. The Former Advisor updated our board of directors on a quarterly basis of any material changes to the expense allocation and provided a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors.
Total operating costs (including the asset management fee) reimbursable to our Former Advisor were limited based on a calculation, or the 2%/25% Guidelines, for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of our average invested assets; or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, we were able to incur expenses in excess of this limitation if a majority of our independent directors determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2022, total operating expenses included in the 2%/25% Guidelines represented 0.9% of average invested assets and 65.6% of net income, as defined above. As of December 31, 2022, the Former Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to us.
Transition Services
In connection with the Internalization, on October 21, 2022, we, the Operating Partnership and the Former Advisor entered into a Transition Services Agreement, or TSA, to facilitate an orderly transition of the management of our operations. The TSA, as amended from time to time, provides for, among other things, the Former Advisor to provide certain services, including primarily technology and insurance, for a transition period of up to six months following the Internalization, with legal, treasury and accounts payable services to continue until either party terminates these services in accordance with the TSA. We will reimburse the Former Advisor for costs to provide the services, including the allocated cost of employee wages and compensation and actually incurred out-of-pocket expenses.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Former Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2021	Year Ended December 31, 2022				Due to Related Party as of December 31, 2022
	Financial Statement Location		Incurred		Paid
Fees to Former Advisor Entities
Asset management(1)	Asset management fees-related party	$937	$8,058		$(8,995)	(1)	$—
Reimbursements to Former Advisor Entities(2)
Operating costs	General and administrative expenses/Transaction costs	6,401	9,258	(3)	(15,190)		469
Total		$7,338	$17,316		$(24,185)		$469
_______________________________________
(1)As a result of the termination of the advisory agreement on October 21, 2022, there were no outstanding asset management fees due to the Former Advisor as of December 31, 2022. Asset management fees paid through the year ended December 31, 2022 include a $0.1 million gain recognized on the settlement of the share-based payment.
(2)For the year ended December 31, 2022, we did not incur any offering costs.
(3)Includes $0.1 million for costs incurred under the TSA during the year ended December 31, 2022.

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2020	Year Ended December 31, 2021			Due to Related Party as of December 31, 2021
	Financial Statement Location		Incurred	Paid
Fees to Former Advisor Entities
Asset management(1)	Asset management fees-related party	$923	$11,105	$(11,091)	(1)	$937
Reimbursements to Former Advisor Entities(2)
Operating costs	General and administrative expenses	7,395	14,035	(15,029)		6,401
Total		$8,318	$25,140	$(26,120)		$7,338
_______________________________________
(1)Includes $10.6 million paid in shares of our common stock.
(2)For the year ended December 31, 2021, we did not incur any offering costs.
During the year ended December 31, 2022, we issued 2.3 million shares totaling $8.9 million based on the estimated value per share on the date of each issuance, to an affiliate of the Former Advisor as part of its asset management fee, prior to the termination of the advisory agreement. As of December 31, 2022, the Former Advisor, the Former Sponsor and their affiliates owned a total of 9.7 million shares, or $28.4 million of our common stock based on our most recent estimated value per share. As of December 31, 2022, the Former Advisor, the Former Sponsor and their affiliates owned 4.97% of the total outstanding shares of our common stock.
Incentive Fee
NorthStar Healthcare Income OP Holdings, LLC, an affiliate of the Former Advisor, or the Special Unit Holder, is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through December 31, 2022, the Special Unit Holder has not received any incentive fees.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who own 80.0%, and us, who owns 20.0%. For the year ended December 31, 2022, we recognized property management fee expense of $5.6 million paid to Solstice related to the Winterfell portfolio.
The below table indicates our investments for which the Former Sponsor is also an equity partner in the joint venture. Each investment was approved by our board of directors, including all of its independent directors. Refer to “—Business Update” and Note 4, “Investments in Unconsolidated Ventures” of Part II, Item 8. “Financial Statements” for further discussion of these investments:

Portfolio	Partner(s)	Acquisition Date	Ownership
Eclipse	NRF and Partner/ Formation Capital, LLC	May 2014	5.6%
Diversified US/UK	NRF and Partner	December 2014	14.3%
Line of Credit - Related Party
In October 2017, we obtained the Sponsor Line, which was approved by our board of directors, including all of our independent directors. In April 2020, we borrowed $35.0 million under the Sponsor Line to improve our liquidity position in response to the COVID-19 pandemic. In July 2021, we repaid, in full, the $35.0 million outstanding borrowing and as of December 31, 2022, we had no outstanding borrowings under the Sponsor Line. The Sponsor Line had a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR and had a maturity date of February 2024. On October 21, 2022, the Sponsor Line was terminated in connection with the termination of the advisory agreement. No amounts were outstanding under the Sponsor Line at the time of termination.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The principal market risks affecting us are interest rate risk, inflation risk and credit risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions (if any) are held for investment and not for trading purposes.
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of December 31, 2022, 14.1% of our total borrowings were floating-rate liabilities, which are related to mortgage notes payable of our direct operating investments.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR or SOFR and typically reprices every 30 days. As of December 31, 2022, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $0.9 million annually.
The U.K. Financial Conduct Authority, or FCA, ceased the publication of LIBOR for the one-week and two-month USD-LIBOR immediately after December 31, 2021 and intends to cease the publication of the remaining USD-LIBOR immediately after June 30, 2023. While the FCA does not expect any LIBOR settings to be unrepresentative before these dates, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, have issued guidance encouraging market participants entering into new contracts to adopt SOFR as the replacement of LIBOR.
The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR or SOFR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.
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
Risk Concentration
The following table presents the operators and managers of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

	As of December 31, 2022		Year Ended December 31, 2022
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	3,993	$112,553	60.8%
Watermark Retirement Communities	14	1,782	45,276	24.3%
Avamere Health Services	5	453	19,778	10.7%
Integral Senior Living	1	40	4,913	2.7%
Arcadia Management(4)	4	572	1,597	0.9%
Other(5)	—	—	1,019	0.6%
Total	56	6,840	$185,136	100.0%
_______________________________________
(1)Represents rooms for ALFs and ILFs and MCFs, based on predominant type.
(2)Includes rental income received from our net lease properties, as well as rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from our ALFs and MCFs, which includes resident room and care charges, ancillary fees and other resident service charges.
(3)Solstice is a joint venture of which affiliates of ISL own 80%.
(4)During the year ended December 31, 2022, we recorded rental income to the extent rental payments were received.
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NorthStar Healthcare Income, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Healthcare GA Holdings, General Partnership (“Diversified US/UK”), a joint venture, for the years ended December 31, 2021 and 2020, which is accounted for under the equity method of accounting. The equity in its net loss was $3.7 million and $35.4 million of consolidated equity in earnings (losses) of unconsolidated ventures for the years ended December 31, 2021 and 2020, respectively. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Diversified US/UK is based solely on the report of the other auditors.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Impairment of Operating Real Estate Assets

As described in Note 3 to the financial statements, as of December 31, 2022, the net carrying value of the Company’s consolidated operating real estate assets was $933.0 million, including impairment losses related to operating real estate assets of $31.9 million recognized during the year then ended. The Company reviews its real estate portfolio quarterly, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. We identified the Company’s quantitative impairment assessment for operating real estate assets as a critical audit matter.

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

Impairment of Investments in Unconsolidated Ventures

As described in Note 4 to the financial statements, as of December 31, 2022, the net carrying value of the Company’s consolidated investments in unconsolidated ventures was $176.5 million, including impairment losses of $13.4 million recognized during the year then ended. The Company reviews its investments portfolio quarterly, or more frequently as necessary, to assess whether there are any indicators that the value of its investments in unconsolidated venture may be impaired or that its carrying value may not be recoverable. We identified the Company’s impairment assessment for investment in unconsolidated ventures as a critical audit matter.

The principal consideration for our determination that the impairment of investments in unconsolidated ventures is a critical audit matter is that the Company’s impairment assessment is highly judgmental due to the significant estimation involved in assessing the expected future cash flows of the unconsolidated ventures. This includes the determination of inputs and assumptions such as investee asset valuation reports, financial statements, among others.

Our audit procedures related to the impairment of investments in unconsolidated ventures included the following, among others:

•We obtained an understanding and evaluated the design and implementation of controls performed by management relating to the impairment of investments in unconsolidated ventures, which included controls over management’s development and review of the significant inputs and assumptions used in the estimates described above.

•We obtained the Company’s quantitative impairment analysis and assessed the methodologies used by management and evaluated the significant assumptions described above. The key inputs used in the assessment were substantiated through valuation reports issued by management’s specialists, audited financial statements of unconsolidated ventures, and other relevant underlying data.

•We involved firm specialists in assessing the reasonableness of the valuation methodology for the investments in unconsolidated ventures and certain of the significant inputs and assumptions described above.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2010.
New York, New York
March 27, 2023

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

Los Angeles, California
March 19, 2021

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$103,926	$200,473
Restricted cash	11,734	10,465
Operating real estate, net	933,002	972,599
Investments in unconsolidated ventures	176,502	212,309
Receivables, net	2,815	3,666
Intangible assets, net	2,253	2,590
Other assets	7,603	10,771
Total assets(1)	$1,237,835	$1,412,873

Liabilities
Mortgage and other notes payable, net	$912,248	$929,811
Due to related party	469	7,338
Escrow deposits payable	993	1,171
Accounts payable and accrued expenses	21,034	24,671
Other liabilities	2,019	3,064
Total liabilities(1)	936,763	966,055
Commitments and contingencies (Note 12)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 195,421,665 and 193,120,940 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1,954	1,930
Additional paid-in capital	1,729,589	1,720,719
Retained earnings (accumulated deficit)	(1,428,840)	(1,277,688)
Accumulated other comprehensive income (loss)	(3,679)	(486)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	299,024	444,475
Non-controlling interests	2,048	2,343
Total equity	301,072	446,818
Total liabilities and equity	$1,237,835	$1,412,873
_______________________________________
(1)Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which NorthStar Healthcare Income, Inc. (together with its consolidated subsidiaries, the “Company”) is the sole general partner and owns approximately 99.99%. As of December 31, 2022, the Operating Partnership includes $220.9 million and $178.8 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2022	2021	2020
Property and other revenues
Resident fee income	$44,274	$105,955	$118,126
Rental income	139,841	137,322	157,024
Other revenue	1,021	—	198
Total property and other revenues	185,136	243,277	275,348
Interest income
Interest income on debt investments	—	4,667	7,674
Expenses
Property operating expenses	137,578	177,936	184,178
Interest expense	43,278	61,620	65,991
Transaction costs	1,569	54	65
Asset management fees - related party	8,058	11,105	17,170
General and administrative expenses	13,938	12,691	16,505
Depreciation and amortization	38,587	54,836	65,006
Impairment loss	45,299	5,386	165,968
Total expenses	288,307	323,628	514,883
Other income (loss)
Other income, net	77	7,278	1,840
Realized gain (loss) on investments and other	1,029	79,477	302
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(102,065)	11,071	(229,719)
Equity in earnings (losses) of unconsolidated ventures	47,625	15,843	(34,466)
Income tax expense	(61)	(99)	(53)
Net income (loss)	(54,501)	26,815	(264,238)
Net (income) loss attributable to non-controlling interests	401	(1,748)	2,780
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(54,100)	$25,067	$(261,458)
Net income (loss) per share of common stock, basic/diluted(1)	$(0.28)	$0.13	$(1.38)
Weighted average number of shares of common stock outstanding, basic/diluted(1)	194,343,635	191,629,613	189,573,204
Distributions declared per share of common stock	$0.50	$—	$—
_______________________________________
(1)     The Company issued 49,872 and 66,840 restricted stock units during the years ended December 31, 2022 and 2021, respectively. The impact of the restricted stock units on the diluted earnings per share calculation is de minimis for the years ended December 31, 2022 and 2021.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(54,501)	$26,815	$(264,238)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	(3,193)	(953)	937
Total other comprehensive income (loss)	(3,193)	(953)	937
Comprehensive income (loss)	(57,694)	25,862	(263,301)
Comprehensive (income) loss attributable to non-controlling interests	401	(1,748)	2,780
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(57,293)	$24,114	$(260,521)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2019	189,111	1,891	1,702,260	(1,041,297)	(470)	$662,384	$5,120	$667,504
Share-based payment of advisor asset management fees	1,600	16	9,669	—	—	9,685	—	9,685
Issuance and amortization of equity-based compensation	29	—	169		—	169	—	169
Non-controlling interests - contributions	—	—	—	—	—	—	234	234
Non-controlling interests - distributions	—	—	—	—	—	—	(151)	(151)
Shares redeemed for cash	(331)	(3)	(2,075)	—	—	(2,078)	—	(2,078)
Other comprehensive income (loss)	—	—	—	—	937	937	—	937
Net income (loss)	—	—	—	(261,458)	—	(261,458)	(2,780)	(264,238)
Balance as of December 31, 2020	190,409	$1,904	$1,710,023	$(1,302,755)	$467	$409,639	$2,423	$412,062
Share-based payment of advisor asset management fees	2,712	26	10,531	—	—	10,557	—	10,557
Amortization of equity-based compensation	—	—	165	—	—	165	—	165
Non-controlling interests - contributions	—	—	—	—	—	—	724	724
Non-controlling interests - distributions	—	—	—	—	—	—	(2,552)	(2,552)
Other comprehensive income (loss)	—	—	—	—	(953)	(953)	—	(953)
Net income (loss)	—	—	—	25,067	—	25,067	1,748	26,815
Balance as of December 31, 2021	193,121	$1,930	$1,720,719	$(1,277,688)	$(486)	$444,475	$2,343	$446,818
Share-based payment of advisor asset management fees	2,301	24	8,842	—	—	8,866	—	8,866
Amortization of equity-based compensation	—	—	28	—	—	28	—	28
Non-controlling interests - contributions	—	—	—	—	—	—	330	330
Non-controlling interests - distributions	—	—	—	—	—	—	(224)	(224)
Distributions declared	—	—	—	(97,052)	—	(97,052)	—	(97,052)
Other comprehensive income (loss)	—	—	—	—	(3,193)	(3,193)	—	(3,193)
Net income (loss)	—	—	—	(54,100)	—	(54,100)	(401)	(54,501)
Balance as of December 31, 2022	195,422	$1,954	$1,729,589	$(1,428,840)	$(3,679)	$299,024	$2,048	$301,072

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(54,501)	$26,815	$(264,238)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	(47,625)	(15,843)	34,466
Depreciation and amortization	38,587	54,836	65,006
Impairment loss	45,299	5,386	165,968
Capitalized interest for mortgage and other notes payable	—	—	222
Amortization of below market debt	3,247	3,169	3,090
Straight-line rental (income) loss, net	—	7,803	441
Amortization of discount/accretion of premium on investments	—	(697)	(125)
Amortization of deferred financing costs	637	1,662	1,887
Amortization of equity-based compensation	207	165	169
Paid-in-kind interest on real estate debt investment	—	(194)	—
Realized (gain) loss on investments and other	(1,029)	(79,477)	(302)
Change in allowance for uncollectible accounts	519	176	2,371
Issuance of common stock as payment for asset management fees	8,058	10,557	9,685
Distributions from unconsolidated ventures	22,291	—	—
Changes in assets and liabilities:
Receivables	332	1,756	(4,233)
Other assets	3,644	(1,287)	4,859
Due to related party	(5,928)	(985)	2,853
Escrow deposits payable	(90)	(2,680)	559
Accounts payable and accrued expenses	(5,222)	(17,346)	8,479
Other liabilities	(602)	(254)	(139)
Net cash provided by (used in) provided by operating activities	7,824	(6,438)	31,018
Cash flows from investing activities:
Capital expenditures for operating real estate	(29,304)	(27,773)	(15,214)
Sales of operating real estate	—	596,414	927
Repayment of real estate debt investment	—	74,376	—
Investments in unconsolidated ventures	—	(400)	—
Distributions from unconsolidated ventures	44,842	18,110	5,923
Real estate debt investment modification fee	—	686	—
Other assets	—	413	(51)
Net cash provided by (used in) investing activities	15,538	661,826	(8,415)
Cash flows from financing activities:
Borrowings from mortgage notes	—	26,000	—
Repayments of mortgage notes	(21,212)	(517,618)	(20,250)
Borrowings from line of credit - related party	—	—	35,000
Repayment of borrowings from line of credit - related party	—	(35,000)	—
Payment of deferred financing costs	(36)	(708)	—
Debt extinguishment costs	—	(8,288)	—
Payments under finance leases	(480)	(578)	(608)
Shares redeemed for cash	—	—	(2,078)
Distributions paid on common stock	(97,018)	—	—
Contributions from non-controlling interests	330	724	234
Distributions to non-controlling interests	(224)	(2,552)	(151)
Net cash (used in) provided by financing activities	(118,640)	(538,020)	12,147
Net increase (decrease) in cash, cash equivalents and restricted cash	(95,278)	117,368	34,750
Cash, cash equivalents and restricted cash-beginning of period	210,938	93,570	58,820
Cash, cash equivalents and restricted cash-end of period	$115,660	$210,938	$93,570

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$38,836	$65,828	$53,140
Cash paid for income taxes	53	100	10
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$1,227	3,624	1,779
Assets acquired under finance leases	—	144	112
Assets acquired under operating leases	—	100	—
Reclassification of assets held for sale	—	—	5,000

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization
NorthStar Healthcare Income, Inc., together with its consolidated subsidiaries (the “Company”), owns a diversified portfolio of seniors housing properties, including independent living facilities (“ILF”), assisted living (“ALF”) and memory care facilities (“MCF”) located throughout the United States. In addition, the Company also has made investments through non-controlling interests in joint ventures in a broader spectrum of healthcare real estate, including seniors housing properties, as well as continuing care retirement communities (“CCRC”), skilled nursing (“SNF”), medical office buildings (“MOB”), specialty hospitals and ancillary services businesses, across the United States and United Kingdom.
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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”). NorthStar Healthcare Income Advisor, LLC invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of December 31, 2022 and December 31, 2021. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of December 31, 2022, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
From inception through December 31, 2022, the Company raised $2.0 billion in total gross proceeds from the sale of shares of common stock in its continuous, public offerings (the “Offering”), including $232.6 million pursuant to its distribution reinvestment plan (the “DRP”).
The Internalization
From inception through October 21, 2022, the Company was externally managed by CNI NSHC Advisors, LLC or its predecessor (the “Former Advisor”), an affiliate of NRF Holdco, LLC (the “Former Sponsor”). The Former Advisor was responsible for managing the Company’s operations, subject to the supervision of the Company’s board of directors, pursuant to an advisory agreement. On October 21, 2022, the Company completed the internalization of the Company’s management function (the “Internalization”). In connection with the Internalization, the Company agreed with the Former Advisor to terminate the advisory agreement and arranged for the Former Advisor to continue to provide certain services for a transition period. Going forward, the Company will be self-managed under the leadership of Kendall Young, who was appointed by the board of directors as Chief Executive Officer and President concurrent with the Internalization.
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
As of December 31, 2022, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheet as of December 31, 2022 is $213.3 million related to such consolidated VIEs.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Included in mortgage and other notes payable, net on the Company’s consolidated balance sheet as of December 31, 2022 is $173.2 million, collateralized by the real estate assets of the related consolidated VIEs.
Unconsolidated VIEs
As of December 31, 2022, the Company identified unconsolidated VIEs related to its investments in unconsolidated ventures with a carrying value of $176.5 million. The Company’s maximum exposure to loss as of December 31, 2022 would not exceed the carrying value of its investment in the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of December 31, 2022. The Company did not provide financial support to its unconsolidated VIEs during the year ended December 31, 2022. As of December 31, 2022, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions. Any estimates of the effects of the COVID-19 pandemic, inflation, rising interest rates, risk of recession and other economic conditions as reflected and/or discussed in these financial statements are based upon the Company's best estimates using information known to the Company as of the date of this Annual Report on Form 10-K. Such estimates may change and the impact of which could be material.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$103,926	$200,473	$65,995
Restricted cash	11,734	10,465	27,575
Total cash, cash equivalents and restricted cash	$115,660	$210,938	$93,570
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment which are included in operating real estate, net on the Company’s consolidated balance sheets. As of December 31, 2022, furniture, fixtures and equipment under finance leases totaled $0.5

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
million. The leased equipment is amortized on a straight-line basis. Payments for finance leases totaled $0.5 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively, including assets that were disposed of through portfolio sales.
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

Years Ending December 31:
2023	$97
2024	60
2025	29
2026	24
2027	18
Thereafter	10
Total minimum lease payments	$238
Less: Amount representing interest	(29)
Present value of minimum lease payments	$209
The weighted average interest rate related to the finance lease obligations is 7.5% with a weighted average lease term of 3.4 years.
As of December 31, 2022, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Identified intangible assets are recorded in intangible assets, net on the consolidated balance sheets. Intangible assets relate to the Company’s in-place lease values for the Company’s four net lease properties. The following table presents intangible assets, net (dollars in thousands):

	December 31, 2022	December 31, 2021
In-place lease value	$120,149	$120,149
Less: Accumulated amortization	(117,896)	(117,559)
Intangible assets, net	$2,253	$2,590
The Company recorded $0.3 million and $1.4 million of amortization expense for in-place leases for the years ended December 31, 2022 and 2021, respectively.
The following table presents future amortization of in-place lease value (dollars in thousands):

Years Ending December 31:
2023	$337
2024	337
2025	337
2026	337
2027	337
Thereafter	568
Total	$2,253
Derivative Instruments
The Company uses derivative instruments to manage its interest rate risk. The Company’s derivative instruments are recorded at fair value. The accounting for changes in fair value of derivatives depends upon whether or not the Company has elected to designate the derivative in a hedging relationship and the derivative qualifies for hedge accounting. Under hedge accounting, changes in fair value for derivatives are recorded through other comprehensive income. When hedge accounting is not elected, changes in fair value for derivatives are recorded through the income statement.
The Company has interest rate caps that have not been designated for hedge accounting. The fair value of the Company's interest rate caps totaled $0.7 million and $0.1 million as of December 31, 2022 and 2021, respectively, and are included in other assets on the consolidated balance sheets. Changes in fair value of derivatives totaled $0.5 million for the year ended December 31, 2022 and have been recorded in realized gain (loss) on investments and other in the consolidated statements of operations. For the year ended December 31, 2021, changes in fair value of derivatives were de minimis.
Revenue Recognition
Operating Real Estate
Rental income from operating real estate is derived from leasing of space to operators and residents, including rent received from the Company’s net lease properties and rent, ancillary service fees and other related revenue earned from ILF residents. Rental income recognition commences when the operator takes legal possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for rentals and expense reimbursements to be paid in monthly installments. Rental income from leases, which includes community and move-in fees, is recognized over the term of the respective leases. ILF resident agreements are generally short-term in nature and may allow for termination with 30 days’ notice.
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
The operator of the Company’s four net lease properties failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the foreseeable future. For the year ended December 31, 2022, the Company recorded rental income to the extent rental payments were received.
For the years ended December 31, 2022 and 2021, total property and other revenue includes variable lease revenue of $11.2 million and $13.1 million, respectively. Variable lease revenue includes ancillary services provided to operator/residents, as well as non-recurring services and fees at the Company’s operating facilities.
The Company did not receive or recognize any grant income from the Provider Relief Fund administered by the U.S. Department of Health and Human Services during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recognized $7.7 million of grant income. The grant income is classified as other income, net in the consolidated statements of operations. These grants are intended to mitigate the negative financial impact of the COVID-19 pandemic as reimbursements for expenses incurred to prevent, prepare for and respond to COVID-19 and lost revenues attributable to COVID-19. Provided that the Company attests to and complies with certain terms and conditions of the grants, the Company will not be required to repay these grants in the future.
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
Impairment on Operating Real Estate and Investments in Unconsolidated Ventures
At this time, it is difficult for the Company to assess and estimate the continuing impact of the COVID-19 pandemic, inflation, rising interest rates, risk of recession and other economic conditions. The future economic effects will depend on many factors beyond the Company’s control and knowledge. The resulting effect on impairment of the Company's real estate held for investment and held for sale and investments in unconsolidated ventures may materially differ from the Company's current expectations and further impairment charges may be recorded in future periods.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the year ended December 31, 2022, the Company recorded impairment losses on its operating real estate totaling $31.9 million. The Company recorded impairment losses of $18.5 million, $8.5 million and $3.9 million for facilities in its Arbors, Winterfell and Rochester portfolios, respectively, as a result of declining operating margins and lower projected future cash flows. In addition, the Company recorded impairment losses totaling $0.8 million and $0.2 million for property damage sustained by facilities in its Winterfell portfolio and a facility in our Avamere portfolio, respectively.
During the year ended December 31, 2021, the Company recorded impairment losses totaling $5.4 million, consisting of $4.6 million recognized for one independent living facility within its Winterfell portfolio and $0.8 million for its Smyrna net lease property, which was sold in May 2021.
Investments in Unconsolidated Ventures
The Company reviews its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred on the Company’s investment in unconsolidated ventures, and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in impairment loss in the consolidated statements of operations.
The Company recorded impairment on its investment in the Diversified US/UK joint venture, which totaled $13.4 million and reduced the carrying value of its investment in the Diversified US/UK joint venture to $28.4 million as of December 31, 2022. The Company’s assessment for the recoverability of its investment took into consideration the joint venture’s post-COVID-19 underperformance, rising interest rates and the joint venture’s ability to continue to service debt collateralized by substantially all of its domestically-located healthcare real estate.
In addition, during the years ended December 31, 2022 and 2021, the underlying joint ventures recorded impairments and reserves on properties in their respective portfolios, which the Company recognized through equity in earnings (losses), of which the Company’s proportionate share was $25.1 million and $1.8 million, respectively.
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
As of December 31, 2022, the Company has not recorded an allowance for credit losses on its receivables.
Acquisition Fees and Expenses
The Company recorded an expense for certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidated the asset and capitalized these costs for transactions deemed to be acquisitions of an asset,

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
including an equity investment. Effective January 1, 2018, the Former Advisor no longer received an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, gross income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute dividends equal to at least 90.0% of its REIT taxable income (with certain adjustments) to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. The Company has assessed its tax positions for all open tax years, which include 2018 to 2022, and concluded there were no material uncertainties to be recognized.
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
Certain subsidiaries of the Company are subject to taxation by federal and state authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of December 31, 2022 totaled $15.3 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $61,000, $99,000 and $53,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
As of December 31, 2022 and 2021, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which are reflected as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations.
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
Future Application of Accounting Standards
Reference Rate Reform—In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance in ASU No. 2020-04 is optional, the election of which provides temporary relief for the accounting effects on contracts, hedging relationships and other transactions impacted by the transition from interbank offered rates (such as London Interbank Offered Rate (“LIBOR”)) to alternative reference rates (such as Secured Overnight Financing Rate (“SOFR”)). Modification of contractual terms to effect the reference rate reform transition on debt, leases, derivatives and other contracts is eligible for relief from modification accounting and accounted for as a continuation of the existing contract. ASU No. 2020-04 is effective upon issuance through December 31, 2022, and may be applied retrospectively to January 1, 2020. The Company may elect practical expedients or exceptions as applicable over time as reference rate reform activities occur.
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
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The guidance defers the sunset date of ASU No. 2020-04 from December 31, 2022 to December 31, 2024. The

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company continues to evaluate the impact of the guidance and may elect practical expedients or exceptions as applicable over time as reference rate reform activities occur.
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	December 31, 2022	December 31, 2021
Land	$121,518	$121,518
Land improvements	18,945	17,798
Buildings and improvements	957,924	965,630
Tenant improvements	372	—
Construction in progress	6,736	8,141
Furniture, fixtures and equipment	91,058	84,813
Subtotal	$1,196,553	$1,197,900
Less: Accumulated depreciation	(263,551)	(225,301)
Operating real estate, net	$933,002	$972,599
For the years ended December 31, 2022, 2021 and 2020, depreciation expense was $38.3 million, $53.5 million and $63.1 million, respectively.
Within the table above, buildings and improvements have been reduced by accumulated impairment losses of $181.5 million and $149.7 million as of December 31, 2022 and December 31, 2021, respectively. Operating real estate impairment losses totaled $31.9 million and $5.4 million for the years ended December 31, 2022 and 2021, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
Net Lease Rental Income
Net lease properties owned as of December 31, 2022 have current lease expirations of 2029, with certain operator renewal rights. These net lease arrangements require the operator to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.
Beginning in February 2021, the operator of the Company’s net lease properties failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the future. As a result, during the year ended December 31, 2022, the Company recorded rental income to the extent rental payments were received. The following table presents the future contractual rent obligations for the operator of the Company’s net lease properties over the next five years and thereafter as of December 31, 2022 (dollars in thousands):

Years Ending December 31:(1)
2023	$10,919
2024	11,192
2025	11,472
2026	11,759
2027	12,053
Thereafter	21,792
Total	$79,187
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following table presents the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value(1)
Portfolio	Acquisition Date	Ownership	December 31, 2022	December 31, 2021
Trilogy	Dec-2015	23.2%	$128,884	$126,366
Diversified US/UK	Dec-2014	14.3%	28,442	80,766
Espresso(2)	Jul-2015	36.7%	18,019	—
Eclipse	May-2014	5.6%	834	4,856
Subtotal			$176,179	$211,988
Solstice(3)	Jul-2017	20.0%	323	321
Total			$176,502	$212,309
_______________________________________
(1)Includes $1.3 million and $9.8 million of capitalized acquisition costs for the Company’s investments in the Eclipse and Trilogy joint ventures, respectively.
(2)As a result of impairments and other non-cash reserves recorded by the joint venture, the Company’s carrying value of its investment in Espresso was reduced to zero in the fourth quarter of 2018. The Company recognized its proportionate share of earnings and losses of the Espresso joint venture through the carrying value of its mezzanine loan debt investment, which was originated to a subsidiary of the Espresso joint venture, through the time of its repayment in August 2021. During the year ended December 31, 2022, the Espresso joint venture recognized gains on sub-portfolio sales, which increased the Company’s carrying value in its investment as of December 31, 2022.
(3)Represents investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.

The following table presents the results of the Company’s investment in unconsolidated ventures (dollars in thousands):

	Year Ended December 31,
	2022		2021
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Trilogy	$11,652	$9,134	$(2,891)	$4,638
Diversified US/UK(1)	(33,280)	2,433	(3,676)	4,257
Espresso(2)	72,427	54,654	19,619	5,500
Eclipse	(3,176)	846	2,130	2,898
Envoy	—	66	740	817
Subtotal	$47,623	$67,133	$15,922	$18,110
Solstice	2	—	(79)	—
Total	$47,625	$67,133	$15,843	$18,110
_______________________________________
(1)The Diversified US/UK joint venture recognized equity in losses during the year ended December 31, 2022 as a result of declining operating performance at the joint venture’s net lease portfolios and the portfolio in the United Kingdom. In addition, the joint venture recorded impairment on its operating and net lease portfolios, of which our proportionate share was $22.9 million.
(2)During the year ended December 31, 2022, the Espresso joint venture recognized net gains related to sub-portfolio sales, of which the Company’s proportionate share totaled $70.6 million. The Company was distributed its proportionate share of the net proceeds generated from the sales totaling $49.7 million.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summarized Financial Data
The following table presents the Company’s unconsolidated ventures combined balance sheets as of December 31, 2022 and 2021 and combined statements of operations for the year ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	December 31, 2022	December 31, 2021		Years Ended December 31,
				2022	2021	2020
Assets
Operating real estate, net	$3,763,674	$4,051,899	Total revenues	$1,644,894	$1,493,341	$1,562,284
Other assets	1,015,121	1,273,224	Net income (loss)	$(40,890)	$59,321	$(294,501)
Total assets	$4,778,795	$5,325,123

Liabilities and equity
Total liabilities	$4,022,608	$4,277,887
Equity	756,187	1,047,236
Total liabilities and equity	$4,778,795	$5,325,123

SEC Rule 3-09 of Regulation S-X requires that a company include audited financial statements for equity method investees when such investees are individually significant for a company’s fiscal year. For the year ended December 31, 2022, the income from the Company’s investment in the Trilogy joint venture was determined to be significant. As a result, Trilogy’s audited financial statements for the year ended December 31, 2022 were included as Exhibit 99.1 in this Annual Report on Form 10-K.
5. Borrowings
The following table presents the Company’s mortgage and other notes payable (dollars in thousands):

				December 31, 2022		December 31, 2021
	Recourse vs. Non-Recourse	Initial Maturity	Contractual Interest Rate(1)	Principal Amount(2)	Carrying Value(2)	Principal Amount(2)	Carrying Value(2)
Mortgage notes payable, net
Aqua Portfolio
Frisco, TX(3)	Non-recourse	Feb 2026	3.0%	$26,000	$25,560	$26,000	$25,431
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,336	18,126	18,661	18,388
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	18,206	18,165	18,911	18,853
Rochester, NY(4)	Non-recourse	Aug 2027	LIBOR + 2.34%	100,651	100,042	101,224	100,495
Rochester, NY	Non-recourse	Aug 2023	LIBOR + 2.90%	11,336	11,315	11,732	11,716
Arbors Portfolio(5)
Various locations	Non-recourse	Feb 2025	3.99%	83,423	83,051	85,369	84,799
Winterfell Portfolio(6)
Various locations	Non-recourse	Jun 2025	4.17%	596,408	588,306	608,810	597,460
Avamere Portfolio(7)
Various locations	Non-recourse	Feb 2027	4.66%	67,995	67,683	69,144	68,755
Subtotal mortgage notes payable, net				$922,355	$912,248	$939,851	$925,897
Other notes payable
Oak Cottage
Santa Barbara, CA(8)	Non-recourse	Repaid	6.00%	$—	$—	$3,914	$3,914
Subtotal other notes payable, net				$—	$—	$3,914	$3,914
Total mortgage and other notes payable, net				$922,355	$912,248	$943,765	$929,811
_______________________________________
(1)Floating-rate borrowings total $130.3 million of principal outstanding and reference one-month LIBOR.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings, other than the Winterfell portfolio which is attributable to below market debt intangibles.
(3)The mortgage note carries a fixed interest rate of 3.0% through February 2024, followed by one-month adjusted SOFR, plus 2.80% through the initial maturity date of February 2026.
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
(8)In June 2022, the Company repaid the outstanding financing on the Oak Cottage portfolio at discounted payoff of $3.7 million.
The following table presents future scheduled principal payments on mortgage and other notes payable based on initial maturity (dollars in thousands):

Years Ending December 31:
2023	$30,256
2024	19,612
2025	669,466
2026	46,876
2027	156,145
Thereafter	—
Total	$922,355
As of December 31, 2022, the operator for the Arbors portfolio failed to remit contractual rent and comply with other contractual terms of its lease agreements, which resulted in defaults under the operator’s leases, which in turn, resulted in a non-monetary default under the mortgage notes collateralized by the properties. During the year ended December 31, 2022, the Company remitted contractual debt service and is in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
The financial covenant requirements under a mortgage note secured by a property in the Rochester portfolio have been waived by the lender through December 31, 2023. During the year ended December 31, 2022, the Company remitted contractual debt service and is in compliance with the other contractual terms under the mortgage note. As of December 31, 2022, the mortgage note payable had an outstanding principal balance of $18.2 million, which matures in February 2025. The mortgage note payable is not cross collateralized by the other properties in the Rochester portfolio.
Line of Credit - Related Party
In October 2017, the Company obtained a revolving line of credit from an affiliate of the Former Sponsor (the “Sponsor Line”). As of December 31, 2022, the Sponsor Line had a borrowing capacity of $35.0 million at an interest rate of 3.5% plus LIBOR and had a maturity date of February 2024. The Sponsor Line was terminated on October 21, 2022 in connection with the termination of the advisory agreement. No amounts were outstanding under the Sponsor Line at the time of termination.
6. Related Party Arrangements
Former Advisor
Prior to the Internalization, the Former Advisor was responsible for managing the Company’s affairs on a day-to-day basis and for identifying, acquiring, originating and asset managing investments on behalf of the Company. For such services, to the extent permitted by law and regulations, the Former Advisor received fees and reimbursements from the Company. Pursuant to the advisory agreement, the Former Advisor could defer or waive fees in its discretion.
In connection with the Internalization, the advisory agreement was terminated on October 21, 2022.
Fees to Former Advisor
Asset Management Fee
Prior to the termination of the advisory agreement, the Former Advisor received a monthly asset management fee equal to one-twelfth of 1.5% of the Company’s most recently published aggregate estimated net asset value, as may be subject to adjustments for any special distribution declared by the board of directors in connection with a sale, transfer or other disposition of a substantial portion of the Company’s assets.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effective July 1, 2021, the asset management fee was paid entirely in shares of the Company’s common stock at a price per share equal to the most recently published net asset value per share. From January 1, 2022 through the October 21, 2022 termination of the advisory agreement, the fee was reduced if the Company’s corporate cash balance exceeded $75.0 million, subject to the terms and conditions set forth in the advisory agreement. As of December 31, 2022, there was no outstanding asset management fee due to the Former Advisor as a result of the termination of the advisory agreement.
Acquisition Fee
Effective January 1, 2018, the Former Advisor no longer received an acquisition fee in connection with the Company’s acquisitions of real estate properties or debt investments.
Disposition Fee
Effective June 30, 2020, the Former Advisor no longer had the potential to receive a disposition fee in connection with the sale of real estate properties or debt investments.
Reimbursements to Former Advisor
Operating Costs
Under the Company’s new internalized structure, the Company directly incurs and pays all operating costs. Prior to the termination of the advisory agreement, the Former Advisor was entitled to receive reimbursement for direct and indirect operating costs incurred by the Former Advisor in connection with administrative services provided to the Company. The Former Advisor allocated, in good faith, indirect costs to the Company related to the Former Advisor’s and its affiliates’ employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the advisory agreement with the Former Advisor. The indirect costs included the Company’s allocable share of the Former Advisor’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spent all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also included rental and occupancy, technology, office supplies and other general and administrative costs and expenses. However, there was no reimbursement for personnel costs related to executive officers (although reimbursement for certain executive officers of the Former Advisor was permissible) and other personnel involved in activities for which the Former Advisor received an acquisition fee or a disposition fee. The Former Advisor allocated these costs to the Company relative to its and its affiliates’ other managed companies in good faith and reviewed the allocation with the Company’s board of directors, including its independent directors. The Former Advisor updated the board of directors on a quarterly basis of any material changes to the expense allocation and provided a detailed review to the board of directors, at least annually, and as otherwise requested by the board of directors.
Total operating costs (including the asset management fee) reimbursable to our Former Advisor were limited based on a calculation for the four preceding fiscal quarters not to exceed the greater of: (i) 2.0% of its average invested assets; or (ii) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, loan losses or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Notwithstanding the above, the Company can incur expenses in excess of this limitation if a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. As of December 31, 2022, the Former Advisor did not have any unreimbursed operating costs which remained eligible to be allocated to the Company.
Transition Services
In connection with the Internalization, on October 21, 2022, the Company, the Operating Partnership and the Former Advisor entered into a Transition Services Agreement (the “TSA”) to facilitate an orderly transition of the Company’s management of its operations. The TSA, as amended from time to time, provides for, among other things, the Former Advisor to provide certain services, including primarily technology and insurance, for a transition period of up to six months following the Internalization, with legal, treasury and accounts payable services to continue until either party terminates these services in accordance with the TSA. The Company will reimburse the Former Advisor for costs to provide the services, including the allocated cost of employee wages and compensation and incurred out-of-pocket expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Former Advisor (dollars in thousands):

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2021	Year Ended December 31, 2022				Due to Related Party as of December 31, 2022
	Financial Statement Location		Incurred		Paid
Fees to Former Advisor Entities
Asset management(1)	Asset management fees-related party	$937	$8,058		$(8,995)	(1)	$—
Reimbursements to Former Advisor Entities
Operating costs	General and administrative expenses/ Transaction costs	6,401	9,258	(2)	(15,190)		469
Total		$7,338	$17,316		$(24,185)		$469
_______________________________________
(1)As a result of the termination of the advisory agreement on October 21, 2022, there was no outstanding asset management fees due to the Former Advisor as of December 31, 2022. Asset management fees paid through the year ended December 31, 2022 include a $0.1 million gain recognized on the settlement of the share-based payment.
(2)Includes $0.1 million for costs incurred under the TSA during the year ended December 31, 2022.

Type of Fee or Reimbursement		Due to Related Party as of December 31, 2020	Year Ended December 31, 2021			Due to Related Party as of December 31, 2021
	Financial Statement Location		Incurred	Paid
Fees to Former Advisor Entities
Asset management(1)	Asset management fees-related party	$923	$11,105	$(11,091)	(1)	$937
Reimbursements to Former Advisor Entities
Operating costs	General and administrative expenses	7,395	14,035	(15,029)		6,401
Total		$8,318	$25,140	$(26,120)		$7,338
_______________________________________
(1)Includes $10.6 million paid in shares of the Company’s common stock.
Pursuant to the advisory agreement, for the year ended December 31, 2022, the Company issued 2.3 million shares totaling $8.9 million, based on the estimated value per share on the date of each issuance, to an affiliate of the Former Advisor as part of its asset management fee. As of December 31, 2022, the Former Advisor, the Former Sponsor and their affiliates owned a total of 9.7 million shares, or $28.4 million of the Company’s common stock based on the Company’s most recent estimated value per share. As of December 31, 2022, the Former Advisor, the Former Sponsor and their affiliates owned 4.97% of the total outstanding shares of the Company’s common stock.
Incentive Fee
The Special Unit Holder, an affiliate of the Former Advisor, is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through December 31, 2022, the Special Unit Holder has not received any incentive fees from the Company.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the year ended December 31, 2022, the Company recognized property management fee expense of $5.6 million paid to Solstice related to the Winterfell portfolio.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The below table indicates the Company’s investments for which the Former Sponsor is also an equity partner in the joint venture. Each investment was approved by the Company’s board of directors, including all of its independent directors. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of these investments:

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
Pursuant to the Plan, as of December 31, 2022, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 116,712 restricted stock units totaling $1.3 million and $0.5 million, respectively, based on the share price on the date of each grant.
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
The Company recognized equity-based compensation expense of $206,917, $230,083 and $168,917 for the years ended December 31, 2022, 2021 and 2020, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted common stock and restricted stock units totaled $211,250 and $223,167 as of December 31, 2022 and 2021, respectively. The Company had 4,800 shares of restricted common stock that were unvested as of December 31, 2021 and have fully vested as of December 31, 2022. Unvested restricted stock units totaled 54,114 and 50,130 as of December 31, 2022 and 2021, respectively.
8. Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for its Offering on December 17, 2015 and all of the shares initially registered for its Offering were issued on or before January 19, 2016. The Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion, excluding proceeds from the DRP.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders were able to elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Since inception, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP. No selling commissions or dealer manager fees were paid on shares issued pursuant to the DRP. The board of directors of the Company may amend, suspend or terminate the DRP for any reason upon ten-days’ notice to participants, except that the Company may not amend the DRP to eliminate a participant’s ability to withdraw from the DRP. In April 2022, the Company’s board of directors elected to suspend the DRP, effective April 30, 2022. As a result, all future distributions, if

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
any, will be paid in cash. For the year ended December 31, 2022, the Company has not issued shares of common stock pursuant to the DRP.
Distributions
Effective February 1, 2019, the Company’s board of directors determined to suspend recurring distributions in order to preserve capital and liquidity.
On April 20, 2022, the Company’s board of directors declared and paid a special distribution of $0.50 per share (the “Special Distribution”) for each stockholder of record on May 2, 2022 totaling approximately $97.1 million.
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
In April 2020, the Company’s board of directors determined to suspend all repurchases under the Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity and has not repurchased any shares during the year ended December 31, 2022.
The Company previously funded repurchase requests with cash on hand, borrowings or other available capital.
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the years ended December 31, 2022, 2021 and 2020 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.4 million for the year ended December 31, 2022. Net income attributable to the other non-controlling interests was $1.7 million for the year ended December 31, 2021. Net loss attributable to other non-controlling interest was $2.8 million for the year ended December 31, 2020.
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
Level 2.Financial assets and liabilities whose values are based on the following:

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Derivative Instruments
Derivative instruments consist of interest rate contracts and foreign exchange contracts that are generally traded over-the-counter, and are valued using a third-party service provider. Quotations on over-the counter derivatives are not adjusted and are generally valued using observable inputs such as contractual cash flows, yield curve, foreign currency rates and credit spreads, and are classified as Level 2 of the fair value hierarchy. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2022 and 2021 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Derivative assets - interest rate caps	$—	$652	$—	$—	$105	$—
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	December 31, 2022			December 31, 2021
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial liabilities:(1)
Mortgage and other notes payable, net	$922,355	$912,248	$882,754	$943,765	$929,811	$889,485
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
The following table summarizes the fair value, measured at the time of impairment, of Level 3 assets which have been measured at fair value on a nonrecurring basis during the periods presented and the associated impairment losses (dollars in thousands):

	Years Ended December 31,
	2022		2021		2020
	Fair Value	Impairment Losses	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Operating real estate, net(1)	$80,931	$30,900	$11,793	$5,386	$234,650	$164,215
Investments in unconsolidated ventures	$28,442	$13,419	—	—	—	—
Assets held for sale	—	—	—	—	5,000	1,753
_______________________________________
(1)During the year ended December 31, 2022, the Company recorded impairment losses totaling $1.0 million for property damage sustained by facilities in its Winterfell and Avamere portfolios. The fair value and impairment losses of these facilities are excluded from the table as of December 31, 2022.
Operating Real Estate, Net
Operating real estate that is impaired is carried at fair value at the time of impairment. Impairment was driven by various factors that impacted undiscounted future net cash flows, including declines in operating performance, market growth assumptions, and expected margins to be generated by the properties. Fair value of impaired operating real estate was estimated based upon various approaches including discounted cash flow analysis using terminal capitalization rates ranging from 6.0% to 8.0% and discount rates ranging from 7.0% to 10.5%, third party appraisals and offer prices.
Investments in Unconsolidated Ventures
The Company recorded impairment on its investment in the Diversified US/UK joint venture, which totaled $13.4 million and reduced the carrying value of its investment in the Diversified US/UK joint venture to $28.4 million as of December 31, 2022. The Company’s assessment for the recoverability of its investment took into consideration the joint venture’s post-COVID-19 underperformance, rising interest rates and the joint venture’s ability to continue to service debt collateralized by substantially all of its domestically-located healthcare real estate. Fair value of the joint venture’s underlying operating real estate was estimated based upon various approaches including discounted cash flow analysis, using terminal capitalization rates ranging from 6.6% to 12.5% and discount rates ranging from 8.8% to 16.0%, and offer prices.
Assets Held For Sale
Assets held for sale are carried at the lower of amortized cost or fair value. Assets held for sale that were written down to fair value were generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, fair value of real estate held for sale is reduced for estimated selling costs. As of December 31, 2022 and December 31, 2021, the Company did not have any assets classified as held for sale.
11. Segment Reporting
The Company conducts its business through the following segments, which are based on how management reviews and manages its business.
•Direct Investments - Operating - Properties operated pursuant to management agreements with healthcare managers.
•Direct Investments - Net Lease - Properties operated under net leases with an operator.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Unconsolidated Investments - Joint ventures, including properties operated under net leases with operators or pursuant to management agreements with healthcare managers, in which the Company owns a minority interest.
•Corporate - The corporate segment includes corporate level asset management fees - related party and general and administrative expenses.
•Debt Investments - Mortgage loans or mezzanine loans to owners of healthcare real estate. The Company’s remaining mezzanine loan was repaid in August 2021.
The Company primarily generates rental and resident fee income from its direct investments. Additionally, the Company reports its proportionate interest of revenues and expenses from unconsolidated investments through equity in earnings (losses) of unconsolidated ventures. During the years ended December 31, 2021 and 2020, the Company generated interest income on its real estate debt investment.
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Year Ended December 31, 2022	Net Lease	Operating	Unconsolidated Investments	Debt Investment	Corporate(1)	Total
Property and other revenues	$1,596	$182,519	$—	$—	$1,021	$185,136
Interest income on debt investments	—	—	—	—	—	—
Property operating expenses	(39)	(137,539)	—	—	—	(137,578)
Interest expense	(3,609)	(39,669)	—	—	—	(43,278)
Transaction costs	—	—	—	—	(1,569)	(1,569)
Asset management fees - related party	—	—	—	—	(8,058)	(8,058)
General and administrative expenses	—	(31)	—	—	(13,907)	(13,938)
Depreciation and amortization	(3,329)	(35,258)	—	—	—	(38,587)
Impairment loss	(18,500)	(13,380)	(13,419)	—	—	(45,299)
Other income, net	—	77	—	—	—	77
Realized gain (loss) on investments and other	88	499	310	—	132	1,029
Equity in earnings (losses) of unconsolidated ventures	—	—	47,625	—	—	47,625
Income tax expense	—	(61)	—	—	—	(61)
Net income (loss)	$(23,793)	$(42,843)	$34,516	$—	$(22,381)	$(54,501)
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.

	Direct Investments
Year Ended December 31, 2021	Net Lease	Operating	Unconsolidated Investments	Debt Investment	Corporate(1)	Total
Property and other revenues	$14,708	$228,569	$—	$—	$—	$243,277
Interest income on debt investments	—	—	—	4,667	—	4,667
Property operating expenses	(29)	(177,907)	—	—	—	(177,936)
Interest expense	(10,900)	(49,979)	—	—	(741)	(61,620)
Transaction costs	—	(54)	—	—	—	(54)
Asset management fees - related party	—	—	—	—	(11,105)	(11,105)
General and administrative expenses	(192)	(227)	—	—	(12,272)	(12,691)
Depreciation and amortization	(11,748)	(43,088)	—	—	—	(54,836)
Impairment loss	(786)	(4,600)	—	—	—	(5,386)
Other income, net	—	7,278	—	—	—	7,278
Realized gain (loss) on investments and other	10,601	64,618	4,263	—	(5)	79,477
Equity in earnings (losses) of unconsolidated ventures	—	—	15,843	—	—	15,843
Income tax benefit (expense)	—	(99)	—	—	—	(99)
Net income (loss)	$1,654	$24,511	$20,106	$4,667	$(24,123)	$26,815
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
_______________________________________
(1)Includes unallocated asset management fee-related party and general and administrative expenses.
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Debt Investment	Corporate(1)	Total
December 31, 2022	$83,435	$884,137	$176,502	$—	$93,761	$1,237,835
December 31, 2021	104,809	908,517	212,309	—	187,238	1,412,873
______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.

The following table presents the operators and managers of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

	As of December 31, 2022		Year Ended December 31, 2022
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	3,993	$112,553	60.8%
Watermark Retirement Communities	14	1,782	45,276	24.3%
Avamere Health Services	5	453	19,778	10.7%
Integral Senior Living	1	40	4,913	2.7%
Arcadia Management(4)	4	572	1,597	0.9%
Other(5)	—	—	1,019	0.6%
Total	56	6,840	$185,136	100.0%
______________________________________
(1)Represents rooms for ALFs and ILFs and MCFs, based on predominant type.
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
(4)During the year ended December 31, 2022, the Company recorded rental income to the extent payments were received.
(5)Consists primarily of interest income earned on corporate-level cash accounts.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Commitments and Contingencies
As of December 31, 2022, the Company believes there are no material contingencies that would affect its results of operations, cash flows or financial position.
Litigation and Claims
The Company may be involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, any current legal proceedings are not expected to have a material adverse effect on its financial position or results of operations.
The Company’s tenants, operators and managers may be involved in various litigation matters arising in the ordinary course of their business. The unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect such tenants’, operators’ or managers’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to the Company, which, in turn, could have a material adverse effect on the Company. The effects of the COVID-19 pandemic may also lead to heightened risk of litigation, with an ensuing increase in litigation-related costs.
As of December 31, 2022, the Company recorded a contingency reserve of $0.5 million related to litigation matters against the manager of one of the Company’s direct operating investments, for which the Company has indemnification obligations under the management agreement.
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
General Uninsured Losses
The Company obtains various types of insurance to mitigate the impact of professional liability, property, business interruption, liability, flood, windstorm, earthquake, environmental and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events, including those that are related to the effects of the COVID-19 pandemic, that may be either uninsurable or not economically insurable.
Other
Other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, as well as commitments to fund capital expenditures for certain net lease properties. These commitments do not have a required minimum funding and are limited by agreed upon maximum annual funding amounts.
13.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to December 31, 2022 through the issuance of the consolidated financial statements.
Diversified US/UK Joint Venture
In February 2023, due to a variety of factors, subsidiaries of the Diversified US/UK Portfolio terminated the purchase and sale agreement to sell the MOB Sub-Portfolio and all of the MOBs and two specialty hospitals within the Mixed U.S. Sub-Portfolio and the transaction proceeded with the sale of only the MOB Sub-Portfolio for a purchase price of $121.5 million, substantially all of which was used to repay debt on the MOB Sub-Portfolio and pay transaction expenses. As a result of the reduced sale price and terminated purchase and sale agreement, the joint venture recorded additional impairment for the year ended December 31, 2022 which the Company recognized through equity in earnings (losses) on its consolidated statements of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition, the Mixed U.S. Sub-Portfolio Debt, which had been in cash trap since July 2022, went into payment default on the mezzanine tranche as of March 2023.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(Dollars in Thousands)

		Initial Cost			Gross Amount Carried at Close of Period(2)
Location City, State	Encumbrances	Land	Building & Improvements	Capitalized Subsequent to Acquisition(1)	Land	Building & Improvements	Total	Accumulated Depreciation	Net Book Value	Date Acquired	Life on Which Depreciation is Computed
Direct Investments - Operating
Milford, OH	18,336	1,160	14,440	3,789	1,160	18,229	19,389	5,011	14,378	Dec-13	40 years
Milford, OH	—	700	—	5,647	700	5,647	6,347	750	5,597	Jul-17	40 years
Frisco, TX	26,000	3,100	35,874	4,281	3,100	40,155	43,255	9,805	33,450	Feb-14	40 years
Apple Valley, CA	20,104	1,168	24,625	(4,849)	1,168	19,776	20,944	5,154	15,790	Mar-16	40 years
Auburn, CA	22,712	1,694	18,438	1,687	1,694	20,125	21,819	4,905	16,914	Mar-16	40 years
Austin, TX	25,008	4,020	19,417	2,801	4,020	22,218	26,238	5,766	20,472	Mar-16	40 years
Bakersfield, CA	15,871	1,831	21,006	1,744	1,831	22,750	24,581	5,463	19,118	Mar-16	40 years
Bangor, ME	20,240	2,463	23,205	1,743	2,463	24,948	27,411	5,469	21,942	Mar-16	40 years
Bellingham, WA	22,474	2,242	18,807	2,021	2,242	20,828	23,070	4,913	18,157	Mar-16	40 years
Clovis, CA	17,687	1,821	21,721	1,359	1,821	23,080	24,901	5,204	19,697	Mar-16	40 years
Columbia, MO	21,399	1,621	23,521	(6,565)	1,621	16,956	18,577	5,435	13,142	Mar-16	40 years
Corpus Christi, TX	17,535	2,263	20,142	(4,499)	2,263	15,643	17,906	4,738	13,168	Mar-16	40 years
East Amherst, NY	17,466	2,873	18,279	3,019	2,873	21,298	24,171	4,413	19,758	Mar-16	40 years
El Cajon, CA	19,785	2,357	14,733	1,467	2,357	16,200	18,557	3,921	14,636	Mar-16	40 years
El Paso, TX	11,510	1,610	14,103	1,734	1,610	15,837	17,447	3,862	13,585	Mar-16	40 years
Fairport, NY	15,575	1,452	19,427	2,969	1,452	22,396	23,848	4,413	19,435	Mar-16	40 years
Fenton, MO	23,145	2,410	22,216	1,335	2,410	23,551	25,961	5,502	20,459	Mar-16	40 years
Grand Junction, CO	18,369	2,525	26,446	3,169	2,525	29,615	32,140	6,024	26,116	Mar-16	40 years
Grand Junction, CO	9,412	1,147	12,523	1,213	1,147	13,736	14,883	3,313	11,570	Mar-16	40 years
Grapevine, TX	21,054	1,852	18,143	(8,171)	1,852	9,972	11,824	4,029	7,795	Mar-16	40 years
Groton, CT	16,588	3,673	21,879	(6,048)	3,673	15,831	19,504	5,098	14,406	Mar-16	40 years
Guilford, CT	22,905	6,725	27,488	(19,684)	6,725	7,804	14,529	4,766	9,763	Mar-16	40 years
Joliet, IL	14,057	1,473	23,427	(5,957)	1,473	17,470	18,943	4,793	14,150	Mar-16	40 years
Kennewick, WA	7,236	1,168	18,933	1,779	1,168	20,712	21,880	4,644	17,236	Mar-16	40 years
Las Cruces, NM	10,545	1,568	15,091	1,987	1,568	17,078	18,646	4,169	14,477	Mar-16	40 years
Lee’s Summit, MO	25,629	1,263	20,500	2,851	1,263	23,351	24,614	5,233	19,381	Mar-16	40 years
Lodi, CA	18,958	2,863	21,152	2,259	2,863	23,411	26,274	5,316	20,958	Mar-16	40 years
Normandy Park, WA	15,299	2,031	16,407	(2,844)	2,031	13,563	15,594	4,096	11,498	Mar-16	40 years
Palatine, IL	18,957	1,221	26,993	(10,972)	1,221	16,021	17,242	6,149	11,093	Mar-16	40 years
Plano, TX	15,168	2,200	14,860	(4,878)	2,200	9,982	12,182	3,917	8,265	Mar-16	40 years
Renton, WA	17,954	2,642	20,469	3,058	2,642	23,527	26,169	5,219	20,950	Mar-16	40 years
Sandy, UT	14,892	2,810	19,132	(5,631)	2,810	13,501	16,311	4,194	12,117	Mar-16	40 years
Santa Rosa, CA	26,342	5,409	26,183	2,627	5,409	28,810	34,219	6,484	27,735	Mar-16	40 years
Sun City West, AZ	24,204	2,684	29,056	(4,604)	2,684	24,452	27,136	6,620	20,516	Mar-16	40 years
Tacoma, WA	28,328	7,974	32,435	3,575	7,977	36,007	43,984	8,688	35,296	Mar-16	40 years
Frisco, TX	—	1,130	—	12,648	1,130	12,648	13,778	2,414	11,364	Oct-16	40 years
Albany, OR	8,351	958	6,625	(3,490)	758	3,335	4,093	1,449	2,644	Feb-17	40 years
Port Townsend, WA	15,966	1,613	21,460	1,259	996	23,336	24,332	4,719	19,613	Feb-17	40 years
Roseburg, OR	11,813	699	11,589	844	459	12,673	13,132	2,605	10,527	Feb-17	40 years
Sandy, OR	13,474	1,611	16,697	1,040	1,233	18,115	19,348	3,475	15,873	Feb-17	40 years
Santa Barbara, CA	—	2,408	15,674	531	2,408	16,205	18,613	2,763	15,850	Feb-17	40 years
Wenatchee, WA	18,391	2,540	28,971	1,058	1,534	31,035	32,569	5,570	26,999	Feb-17	40 years
Churchville, NY	6,538	296	7,712	896	296	8,608	8,904	1,919	6,985	Aug-17	35 years
Greece, NY	—	534	18,158	(11,063)	533	7,096	7,629	1,729	5,900	Aug-17	49 years
Greece, NY	26,681	1,007	31,960	2,400	1,007	34,360	35,367	6,278	29,089	Aug-17	41 years
Henrietta, NY	11,814	1,153	16,812	1,592	1,152	18,405	19,557	4,247	15,310	Aug-17	36 years
Penfield, NY	12,431	781	20,273	(11,445)	781	8,828	9,609	3,963	5,646	Aug-17	30 years
Penfield, NY	10,856	516	9,898	955	515	10,854	11,369	2,368	9,001	Aug-17	35 years
Rochester, NY	18,206	2,426	31,861	3,665	2,425	35,527	37,952	6,541	31,411	Aug-17	39 years
Rochester, NY	5,311	297	12,484	(8,992)	296	3,493	3,789	2,328	1,461	Aug-17	37 years

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(Dollars in Thousands)

		Initial Cost			Gross Amount Carried at Close of Period(2)
Location City, State	Encumbrances	Land	Building & Improvements	Capitalized Subsequent to Acquisition(1)	Land	Building & Improvements	Total	Accumulated Depreciation	Net Book Value	Date Acquired	Life on Which Depreciation is Computed
Victor, NY	27,020	1,060	33,246	2,533	1,059	35,780	36,839	6,443	30,396	Aug-17	41 years
Victor, NY	11,336	557	13,570	57	555	13,629	14,184	1,916	12,268	Nov-17	41 years
Undeveloped Land
Rochester, NY	—	544	—	—	544	—	544	—	544	Aug-17	(3)
Penfield, NY	—	534	—	—	534	—	534	—	534	Aug-17	(3)
Direct Investments - Net Lease
Bohemia, NY	22,198	4,258	27,805	(3,939)	4,258	23,866	28,124	6,626	21,498	Sep-14	40 years
Hauppauge, NY	13,468	2,086	18,495	(149)	2,086	18,346	20,432	5,087	15,345	Sep-14	40 years
Islandia, NY	33,094	8,437	37,198	(12,238)	8,437	24,960	33,397	9,046	24,351	Sep-14	40 years
Westbury, NY	14,663	2,506	19,163	293	2,506	19,456	21,962	4,589	17,373	Sep-14	40 years
Total	$922,355	$123,964	$1,120,722	$(48,133)	$121,518	$1,075,035	$1,196,553	$263,551	$933,002
______________________________________
(1)    Negative amount represents impairment of operating real estate.
(2)    The aggregate cost for federal income tax purposes is approximately $1.5 million.
(3)    Depreciation is not recorded on land.

The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$1,197,900	$1,774,971	$1,931,032
Dispositions	—	(603,082)	—
Improvements	30,531	31,397	17,036
Impairment	(31,878)	(5,386)	(165,246)
Subtotal	1,196,553	1,197,900	1,782,822
Classified as held for sale(1)	—	—	(7,851)
Balance at end of year(2)	$1,196,553	$1,197,900	$1,774,971
_____________________________
(1)Amounts classified as held for sale during the year and remained as held for sale at the end of the year.
(2)The aggregate cost of the properties is approximately $349.4 million higher for federal income tax purposes as of December 31, 2022.
The following table presents changes in accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$225,301	$291,041	$230,814
Depreciation expense	38,250	53,476	63,078
Property dispositions	—	(119,216)	—
Subtotal	263,551	225,301	293,892
Classified as held for sale	—	—	(2,851)
Balance at end of year	$263,551	$225,301	$291,041

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2022
(Dollars in Thousands)

The Company’s mezzanine loan debt investment was repaid in full in August 2021. The following table presents changes in the Company’s real estate debt investments for the years ended December 31, 2022, 2021 and 2010 (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at beginning of year	$—	$55,864	$55,468
Additions:
Capitalized payment-in-kind interest	—	194	—
Loan modification fees	—	(687)	—
Deductions:
Reclassification(1)	—	18,307	271
Repayment of principal	—	(74,376)	—
Amortization of acquisition costs, fees, premiums and discounts	—	698	125
Balance at end of year	$—	$—	$55,864
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
__________________________
*    The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to our 2023 Annual Meeting of Stockholders, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act, no later than 120 days after the end of our fiscal year ended December 31, 2022.
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
Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2022
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2022
(a)3. Exhibits
A list of exhibits required to be filed or furnished as part of this Annual Report on Form 10-K is set forth in the Exhibit Index below.
(c) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons
The audited financial statements of Trilogy REIT Holdings, LLC for the year ended December 31, 2022 are included in Exhibit 99.1 of this Annual Report on Form 10-K.

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

10.3
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

10.5
NorthStar Healthcare Income, Inc. Fourth Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and incorporated herein by reference)

10.6*	NorthStar Healthcare Income, Inc. Fifth Amended and Restated Independent Directors Compensation Plan
10.7
Form of Restricted Stock Award Certificate (filed as Exhibit 10.6 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.8	Form of Restricted Stock Unit Award Certificate (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference)
10.9
Form of Indemnification Agreement (filed as Exhibit 10.8 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.10
Amended and Restated Partnership Agreement of Healthcare GA Holdings, General Partnership, dated as of January 13, 2015 (filed as Exhibit 10.58 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.11
Limited Liability Company Agreement of Trilogy REIT Holdings, LLC, dated as of September 11, 2015, by and between GACH3 Trilogy JV, LLC and Trilogy Holdings NT-HCI, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2015 and incorporated herein by reference)

10.12^
Portfolio Acquisition Agreement, dated as of November 1, 2021, by and between Watermark Albemarle Owner, LLC, Watermark Boca Ciega Bay Owner, LLC, Watermark Crystal Lake Owner, LLC, Watermark Greenbriar Owner, LLC, Watermark La Cholla Owner, LLC, Watermark Millbrook Owner, LLC, Watermark RiverVue Owner, LLC, Watermark Washington House Owner, LLC, Fountains Bellevue Owner NT-HCI, LLC, Fountains Bronson Place Owner NT-HCI, LLC, Fountains Canterbury Owner NT-HCI, LLC, Fountains Carlotta Owner NT-HCI, LLC, Fountains Lake Pointe Woods Owner NT-HCI, LLC and Fountains Sea Bluffs Owner NT-HCI, LLC, and certain other subsidiaries named therein, and Welltower Inc., WELL Trevi Tenant LLC, WELL Trevi CCRC Tenant LLC and certain other subsidiaries named therein (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference).

10.13^^
Termination Agreement, dated October 21, 2022, by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Operating Partnership, LP, CNI NSHC Advisors, LLC and NRF Holdco, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 21, 2022 and incorporated herein by reference)

10.14^^
Transition Services Agreement, dated October 21, 2022, by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Operating Partnership, LP and CNI NSHC Advisors, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on October 21, 2022 and incorporated herein by reference)

10.15*^^	First Amendment to Transition Services Agreement, dated March 22, 2023, by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Operating Partnership, LP and CNI NSHC Advisors, LLC
10.16
Offer Letter, dated October 21, 2022, from NorthStar Healthcare Income, Inc. to Kendall Young (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 21, 2022 and incorporated herein by reference)

10.17
Restrictive Covenant Agreement, dated October 21, 2022, between NorthStar Healthcare Income, Inc. and Kendall Young (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on October 21, 2022 and incorporated herein by reference)

10.18
Offer Letter, dated October 21, 2022, from NorthStar Healthcare Income, Inc. to Nicholas Balzo (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on October 21, 2022 and incorporated herein by reference)

10.19
Restrictive Covenant Agreement, dated October 21, 2022, between NorthStar Healthcare Income, Inc. and Nicholas Balzo (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on October 21, 2022 and incorporated herein by reference)

10.20
Retention Award Letter, dated July 29, 2022, from NRF Holdco, LLC and NorthStar Healthcare Income, Inc. to Nicholas Balzo (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on October 21, 2022 and incorporated herein by reference)

10.21	Form of Long-Term Incentive Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference)
21.1*	Significant Subsidiaries of the Registrant
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

99.1*	Trilogy REIT Holdings, LLC Consolidated Financial Statements as of December 31, 2022 and 2021 (Unaudited)
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

______________________________________________________
*    Filed herewith
**    Furnished herewith
^ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
^^ Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K. The Company will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.

Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	March 27, 2023	By:	/s/ KENDALL K. YOUNG
			Name:	Kendall K. Young
			Title:	Chief Executive Officer, President and Director

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kendall K. Young and Nicholas R. Balzo and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENDALL K. YOUNG	Chief Executive Officer, President and Director	March 27, 2023
Kendall K. Young	(Principal Executive Officer)

Chief Financial Officer, Treasurer and Secretary
/s/ NICHOLAS R. BALZO	(Principal Financial Officer and	March 27, 2023
Nicholas R. Balzo	Principal Accounting Officer)

/s/ T. ANDREW SMITH	Non-Executive Chairman	March 27, 2023
T. Andrew Smith

/s/ GREGORY A. SAMAY	Director	March 27, 2023
Gregory A. Samay

/s/ JONATHAN A. CARNELLA	Director	March 27, 2023
Jonathan A. Carnella