Form 10-Q
period 2023-03-31
NorthStar Healthcare Income, Inc.
filed 2023-05-10
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
The Company has one class of common stock, $0.01 par value per share, 195,421,656 shares outstanding as of May 10, 2023.

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I—Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$95,566	$103,926
Restricted cash	10,912	11,734
Operating real estate, net	928,344	933,002
Investments in unconsolidated ventures	171,495	176,502
Receivables, net	2,061	2,815
Intangible assets, net	2,169	2,253
Other assets	7,373	7,603
Total assets(1)	$1,217,920	$1,237,835

Liabilities
Mortgage notes payable, net	$908,408	$912,248
Due to related party	261	469
Escrow deposits payable	1,323	993
Accounts payable and accrued expenses	17,720	21,034
Other liabilities	1,862	2,019
Total liabilities(1)	929,574	936,763
Commitments and contingencies (Note 12)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 195,421,656 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,954	1,954
Additional paid-in capital	1,729,589	1,729,589
Retained earnings (accumulated deficit)	(1,442,766)	(1,428,840)
Accumulated other comprehensive income (loss)	(2,431)	(3,679)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	286,346	299,024
Non-controlling interests	2,000	2,048
Total equity	288,346	301,072
Total liabilities and equity	$1,217,920	$1,237,835
_______________________________________
(1)Represents the consolidated assets and liabilities of NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which NorthStar Healthcare Income, Inc. (together with its consolidated subsidiaries, the “Company”) is the sole general partner and owns approximately 99.99%. As of March 31, 2023, the Operating Partnership includes $216.4 million and $176.7 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Property and other revenues
Resident fee income	$11,850	$10,755
Rental income	36,999	32,559
Other revenue	719	18
Total property and other revenues	49,568	43,332
Expenses
Property operating expenses	35,077	32,894
Interest expense	11,359	10,309
Transaction costs	97	—
Asset management fees - related party	—	2,647
General and administrative expenses	3,910	3,686
Depreciation and amortization	9,649	9,923
Total expenses	60,092	59,459
Other income (loss)
Other income, net	132	72
Realized gain (loss) on investments and other	332	587
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(10,060)	(15,468)
Equity in earnings (losses) of unconsolidated ventures	(3,922)	2,502
Income tax expense	(15)	(15)
Net income (loss)	(13,997)	(12,981)
Net (income) loss attributable to non-controlling interests	71	45
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(13,926)	$(12,936)
Net income (loss) per share of common stock, basic/diluted(1)	$(0.07)	$(0.07)
Weighted average number of shares of common stock outstanding, basic/diluted(1)	195,421,656	193,368,486
Distributions declared per share of common stock	$—	$—
_______________________________________
(1)     The Company issued 49,872 and 66,840 restricted stock units in June 2022 and 2021, respectively. The restricted stock units have been excluded from the diluted earnings per share calculation as their impact is anti-dilutive due to the net loss generated during the three months ended March 31, 2023 and 2022.

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(13,997)	$(12,981)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	1,248	(568)
Total other comprehensive income (loss)	1,248	(568)
Comprehensive income (loss)	(12,749)	(13,549)
Comprehensive (income) loss attributable to non-controlling interests	71	45
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(12,678)	$(13,504)

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	193,121	$1,930	$1,720,719	$(1,277,688)	$(486)	$444,475	$2,343	$446,818
Share-based payment of advisor asset management fees	698	7	2,722	—	—	2,729	—	2,729
Amortization of equity-based compensation	—	—	15	—	—	15	—	15
Non-controlling interests - contributions	—	—	—	—	—	—	64	64
Non-controlling interests - distributions	—	—	—	—	—	—	(53)	(53)
Other comprehensive income (loss)	—	—	—	—	(568)	(568)	—	(568)
Net income (loss)	—	—	—	(12,936)	—	(12,936)	(45)	(12,981)
Balance as of March 31, 2022 (Unaudited)	193,819	$1,937	$1,723,456	$(1,290,624)	$(1,054)	$433,715	$2,309	$436,024

Balance as of December 31, 2022	195,422	$1,954	$1,729,589	$(1,428,840)	$(3,679)	$299,024	$2,048	$301,072
Non-controlling interests - contributions	—	—	—	—	—	—	45	45
Non-controlling interests - distributions	—	—	—	—	—	—	(22)	(22)
Other comprehensive income (loss)	—	—	—	—	1,248	1,248	—	1,248
Net income (loss)	—	—	—	(13,926)	—	(13,926)	(71)	(13,997)
Balance as of March 31, 2023 (Unaudited)	195,422	$1,954	$1,729,589	$(1,442,766)	$(2,431)	$286,346	$2,000	$288,346

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(13,997)	$(12,981)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (earnings) losses of unconsolidated ventures	3,922	(2,502)
Depreciation and amortization	9,649	9,923
Amortization of below market debt	824	804
Amortization of deferred financing costs	155	154
Amortization of equity-based compensation	57	48
Realized (gain) loss on investments and other	(332)	(587)
Change in allowance for uncollectible accounts	167	58
Issuance of common stock as payment for asset management fees	—	2,647
Changes in assets and liabilities:
Receivables	587	1,502
Other assets	(374)	(1,665)
Due to related party	(208)	(3,115)
Escrow deposits payable	330	295
Accounts payable and accrued expenses	(4,445)	(5,751)
Other liabilities	129	327
Net cash provided by (used in) provided by operating activities	(3,536)	(10,843)
Cash flows from investing activities:
Capital expenditures for operating real estate	(3,810)	(2,337)
Sales of operating real estate	135	—
Distributions from unconsolidated ventures	2,334	7,053
Sales of other assets	523	—
Net cash provided by (used in) investing activities	(818)	4,716
Cash flows from financing activities:
Repayments of mortgage notes	(4,819)	(4,171)
Payments under finance leases	(32)	(137)
Contributions from non-controlling interests	45	64
Distributions to non-controlling interests	(22)	(53)
Net cash (used in) provided by financing activities	(4,828)	(4,297)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,182)	(10,424)
Cash, cash equivalents and restricted cash-beginning of period	115,660	210,938
Cash, cash equivalents and restricted cash-end of period	$106,478	$200,514

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,434	$9,121
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$1,071	$364

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”). NorthStar Healthcare Income Advisor, LLC invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which are collectively recorded as non-controlling interests on the accompanying consolidated balance sheets as of March 31, 2023 and December 31, 2022. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of March 31, 2023, the Company’s limited partnership interest in the Operating Partnership was 99.99%.
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
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission on March 27, 2023.

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
As of March 31, 2023, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant consolidated VIEs are the Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net and mortgage notes payable, net on the Company’s consolidated balance sheet as of March 31, 2023 is $211.4 million and $172.6 million, respectively, related to such consolidated VIEs.
Unconsolidated VIEs
As of March 31, 2023, the Company identified unconsolidated VIEs related to its investments in unconsolidated ventures with a carrying value of $171.5 million. The Company’s maximum exposure to loss as of March 31, 2023 would not exceed the carrying value of its investment in the VIEs. Based on management’s analysis, the Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of March 31, 2023. The Company did not provide financial support to its unconsolidated VIEs during the three months ended March 31, 2023. As of March 31, 2023, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.

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
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly-liquid investments with an original maturity date of three months or less to be cash equivalents. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash and cash equivalents with major financial institutions and money market funds invested in short-term U.S. government securities. To date, the Company has not experienced any losses on cash and cash equivalents.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	March 31, 2023 (Unaudited)	December 31, 2022
Cash and cash equivalents	$95,566	$103,926
Restricted cash	10,912	11,734
Total cash, cash equivalents and restricted cash	$106,478	$115,660
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment which are included in operating real estate, net on the Company’s consolidated balance sheets. As of March 31, 2023, furniture, fixtures and equipment under finance leases totaled $0.5 million. The leased equipment is amortized on a straight-line basis. Payments for finance leases totaled $29,070 and $138,942 for the three months ended March 31, 2023 and 2022, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

April 1 through December 31, 2023	$76
Years Ending December 31:
2024	69
2025	38
2026	33
2027	18
Thereafter	10
Total minimum lease payments	$244
Less: Amount representing interest	(35)
Present value of minimum lease payments	$209
The weighted average interest rate related to the finance lease obligations is 6.9% with a weighted average lease term of 3.4 years.
As of March 31, 2023, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
Intangible Assets and Deferred Costs
Deferred Costs
Deferred costs consist of deferred financing costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are recorded against the carrying value of such financing and are amortized to interest expense over the term of the financing using the effective interest method. Unamortized deferred financing costs are expensed to realized gain (loss) on investments and other, when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not occur.
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
Identified intangible assets are recorded in intangible assets, net on the consolidated balance sheets. Intangible assets relate to the Company’s in-place lease values for the Company’s four net lease properties. The following table presents intangible assets, net (dollars in thousands):

	March 31, 2023 (Unaudited)	December 31, 2022
In-place lease value	$120,149	$120,149
Less: Accumulated amortization	(117,980)	(117,896)
Intangible assets, net	$2,169	$2,253
The Company recorded $0.1 million of amortization expense for in-place leases for the three months ended March 31, 2023 and 2022, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents future amortization of in-place lease value (dollars in thousands):

April 1 through December 31, 2023	$253
Years Ending December 31:
2024	337
2025	337
2026	337
2027	337
Thereafter	568
Total	$2,169
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
The Company has interest rate caps that have not been designated for hedge accounting. The fair value of the Company's interest rate caps totaled $0.5 million and $0.7 million as of March 31, 2023 and December 31, 2022, respectively, and are included in other assets on the consolidated balance sheets. Changes in fair value of derivatives totaled a $0.2 million decrease and a $0.3 million increase for the three months ended March 31, 2023 and 2022, respectively, and have been recorded in realized gain (loss) on investments and other in the consolidated statements of operations.
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
The Company also generates revenue from operating healthcare properties. Revenue related to operating healthcare properties includes resident room and care charges, ancillary fees and other resident service charges. Rent is charged and revenue is recognized when such services are provided, generally defined per the resident agreement as of the date upon which a resident occupies a room or uses the services. Resident agreements are generally short-term in nature and may allow for termination with 30 days’ notice. Revenue derived from our ALFs and MCFs is recorded in resident fee income in the consolidated statements of operations.
Revenue from operators and residents is recognized at lease commencement only to the extent collection is expected to be probable. This assessment is based on several qualitative and quantitative factors, including and as appropriate, the payment history, ability to satisfy its lease obligations, the value of the underlying collateral or deposit, if any, and current economic conditions. If collection is assessed to not be probable, thereafter lease income recognized is limited to amounts collected, with the reversal of any revenue recognized to date in excess of amounts received. If collection is subsequently reassessed to be probable, revenue is adjusted to reflect the amount that would have been recognized had collection always been assessed as probable.
The operator of the Company’s four net lease properties failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the foreseeable future. On March 27, 2023, the Company entered into a lease forbearance and modification agreement (the “Forbearance Agreement”) with the existing operator, pursuant to which, among other things, the Company will be entitled to receive all cash flow in excess of permitted expenses, and be required to fund any operating deficits, through 2025, subject to the terms and conditions thereof (including lender approval).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
For the three months ended March 31, 2023, the Company did not receive any excess cash flow or fund any operating deficits and, as such, did not record any rental income related to its net lease properties.
For the three months ended March 31, 2023 and 2022, total property and other revenue includes variable lease revenue of $3.4 million and $1.6 million, respectively. Variable lease revenue includes ancillary services provided to operator/residents, as well as non-recurring services and fees at the Company’s operating facilities.
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
During the three months ended March 31, 2023 and 2022, the Company did not record any impairment losses on its operating real estate.
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
During the three months ended March 31, 2023, the Company did not impair any of its investments in unconsolidated ventures, nor did the underlying joint ventures record any impairments or reserves on properties in their respective portfolios. During the three months ended March 31, 2022, the Company did not impair any of its investments in unconsolidated ventures, however, the underlying joint ventures recorded impairments and reserves on properties in their respective portfolios, which the Company recognized through equity in earnings (losses), of which the Company’s proportionate share was de minimis.
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
As of March 31, 2023, the Company has not recorded an allowance for credit losses on its receivables.
Acquisition Fees and Expenses
The Company recorded an expense for certain acquisition costs and fees associated with transactions deemed to be business combinations in which it consolidated the asset and capitalized these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
Certain subsidiaries of the Company are subject to taxation by federal and state authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of March 31, 2023 totaled $15.4 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of $15,000 for the three months ended March 31, 2023 and 2022.
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
As of March 31, 2023 and December 31, 2022, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which are reflected as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations.
Recent Accounting Pronouncements
Accounting Standards Adopted in 2023
None.
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
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The guidance defers the sunset date of ASU No. 2020-04 from December 31, 2022 to December 31, 2024. The Company continues to evaluate the impact of the guidance and may elect practical expedients or exceptions as applicable over time as reference rate reform activities occur.
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	March 31, 2023 (Unaudited)	December 31, 2022
Land	$121,518	$121,518
Land improvements	19,063	18,945
Buildings and improvements	962,877	957,924
Tenant improvements	372	372
Construction in progress	4,911	6,736
Furniture, fixtures and equipment	92,656	91,058
Subtotal	$1,201,397	$1,196,553
Less: Accumulated depreciation	(273,053)	(263,551)
Operating real estate, net	$928,344	$933,002
For the three months ended March 31, 2023 and 2022, depreciation expense was $9.6 million and $9.8 million, respectively.
Within the table above, buildings and improvements have been reduced by accumulated impairment losses of $181.5 million as of March 31, 2023 and December 31, 2022. There was no impairment loss recorded for the three months ended March 31, 2023 and 2022. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
4. Investments in Unconsolidated Ventures
All investments in unconsolidated ventures are accounted for under the equity method. The following table presents the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value(1)
Portfolio	Acquisition Date	Ownership	March 31, 2023 (Unaudited)	December 31, 2022
Trilogy	Dec-2015	23.2%	$126,242	$128,884
Diversified US/UK	Dec-2014	14.3%	26,832	28,442
Espresso	Jul-2015	36.7%	18,127	18,019
Eclipse	May-2014	5.6%	—	834
Subtotal			$171,201	$176,179
Solstice(2)	Jul-2017	20.0%	294	323
Total			$171,495	$176,502
_______________________________________
(1)Includes $9.8 million of capitalized acquisition costs for the Company’s investment in the Trilogy joint venture.
(2)Represents investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the results of the Company’s investment in unconsolidated ventures (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Trilogy	$(309)	$2,334	$2,027	$2,301
Diversified US/UK	(2,859)	—	(1,148)	1,932
Espresso	109	—	1,954	2,200
Eclipse(1)	(834)	—	(295)	620
Subtotal	$(3,893)	$2,334	$2,538	$7,053
Solstice	(29)	—	(36)	—
Total	$(3,922)	$2,334	$2,502	$7,053
_______________________________________
(1)For the three months ended March 31, 2023, the Eclipse joint venture generated losses in excess of the Company's investment carrying value. The Company's proportionate share of losses generated by the joint venture that were not recognized through equity in earnings (losses) totaled $3.8 million.
5. Borrowings
The following table presents the Company’s mortgage notes payable (dollars in thousands):

				March 31, 2023 (Unaudited)		December 31, 2022
	Recourse vs. Non-Recourse(1)	Initial Maturity	Contractual Interest Rate(2)	Principal Amount(3)	Carrying Value(3)	Principal Amount(3)	Carrying Value(3)
Mortgage notes payable, net
Aqua Portfolio
Frisco, TX(4)	Non-recourse	Feb 2026	3.0%	$26,000	$25,593	$26,000	$25,560
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,286	18,091	18,336	18,126
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	18,025	17,986	18,206	18,165
Rochester, NY(5)	Non-recourse	Aug 2027	LIBOR + 2.34%	100,218	99,643	100,651	100,042
Rochester, NY	Non-recourse	Aug 2023	SOFR + 2.93%	11,289	11,277	11,336	11,315
Arbors Portfolio(6)
Various locations	Non-recourse	Feb 2025	3.99%	82,912	82,586	83,423	83,051
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun 2025	4.17%	593,139	585,861	596,408	588,306
Avamere Portfolio(8)
Various locations	Non-recourse	Feb 2027	4.66%	67,664	67,371	67,995	67,683
Total mortgage notes payable, net				$917,533	$908,408	$922,355	$912,248
_______________________________________
(1)Subject to non-recourse carve-outs.
(2)Floating-rate borrowings total $129.8 million of principal outstanding and reference one-month LIBOR and one-month SOFR.
(3)The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings, other than the Winterfell portfolio which is attributable to below market debt intangibles.
(4)The mortgage note carries a fixed interest rate of 3.0% through February 2024, followed by one-month adjusted SOFR, plus 2.80% through the initial maturity date of February 2026.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents future scheduled principal payments on mortgage notes payable based on initial maturity (dollars in thousands):

April 1 through December 31, 2023	$25,434
Years Ending December 31:
2024	19,612
2025	669,466
2026	46,876
2027	156,145
Total	$917,533
As of March 31, 2023, the operator for the Arbors portfolio failed to remit contractual rent and comply with other contractual terms of its lease agreements, which resulted in defaults under the operator’s leases, which resulted in a non-monetary default under the mortgage notes collateralized by the properties as of March 31, 2023. On March 27, 2023, the Company entered into a Forbearance Agreement, which remains subject to lender approval, to address the defaults under the existing lease. During the three months ended March 31, 2023, the Company remitted contractual debt service and is in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
6. Related Party Arrangements
Former Advisor
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
As of March 31, 2023, the Former Advisor, the Former Sponsor and their affiliates owned a total of 9.7 million shares, or $28.4 million of the Company’s common stock based on the Company’s most recent estimated value per share. As of March 31, 2023, the Former Advisor, the Former Sponsor and their affiliates owned 4.97% of the total outstanding shares of the Company’s common stock.
Transition Services
In connection with the Internalization, on October 21, 2022, the Company, the Operating Partnership and the Former Advisor entered into a Transition Services Agreement (the “TSA”) to facilitate an orderly transition of the Company’s management of its operations. The TSA, as amended on March 22, 2023, provides for, among other things, the Former Advisor to provide certain services, including primarily technology and insurance, for a transition period of up to six months following the Internalization, with legal, treasury and accounts payable services to continue until the Company terminates these services or in other specified circumstances in accordance with the TSA. The Company will reimburse the Former Advisor for costs to provide the services, including the allocated cost of employee wages and compensation and incurred out-of-pocket expenses.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Former Advisor (dollars in thousands):

Reimbursements to Former Advisor Entities		Due to Related Party as of December 31, 2022	Three Months Ended March 31, 2023			Due to Related Party as of March 31, 2023 (Unaudited)
	Financial Statement Location		Incurred		Paid
Operating costs	General and administrative expenses/ Transaction costs	469	130	(1)	(338)	261
_______________________________________
(1)Represents costs incurred under the TSA during the three months ended March 31, 2023.
Incentive Fee
The Special Unit Holder, an affiliate of the Former Advisor, is entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through March 31, 2023, the Special Unit Holder has not received any incentive fees from the Company.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the three months ended March 31, 2023, the Company recognized property management fee expense of $1.5 million paid to Solstice related to the Winterfell portfolio.
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
Pursuant to the Plan, as of March 31, 2023, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 116,712 restricted stock units totaling $1.3 million and $0.5 million, respectively, based on the share price on the date of each grant.
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
The Company recognized equity-based compensation expense of $56,875 and $47,500 for the three months ended March 31, 2023 and 2022, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted stock units totaled $154,375 and $211,250 as of March 31, 2023 and December 31, 2022, respectively. Unvested restricted stock units totaled 39,525 and 54,114 as of March 31, 2023 and December 31, 2022, respectively. As of December 31, 2022, the Company’s shares of restricted common stock were fully vested.
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
On April 20, 2022, the Company’s board of directors declared a special distribution of $0.50 per share (the “Special Distribution”) for each stockholder of record on May 2, 2022 totaling approximately $97.0 million.
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). The Company did not have REIT taxable income for its taxable year ending December 31, 2022, therefore, it was not required to make distributions to its stockholders in 2022 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2021 and includes a net operating loss carry-forward of $226.5 million.
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
9. Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests is based on the limited partners’ ownership percentage of the Operating Partnership. Income (loss) allocated to the Operating Partnership non-controlling interests for the three months ended March 31, 2023 and 2022 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $71,242 and $45,468 for the three months ended March 31, 2023 and 2022, respectively.
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2023 (Unaudited)			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Derivative assets - interest rate caps	$—	$521	$—	$—	$652	$—
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	March 31, 2023 (Unaudited)			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial liabilities:(1)
Mortgage notes payable, net	$917,533	$908,408	$882,255	$922,355	$912,248	$882,754
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Mortgage Notes Payable
The Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury and LIBOR or SOFR rates as of the end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following table summarizes the fair value and impairment losses of Level 3 assets which have been measured at fair value on a nonrecurring basis at the time of impairment during the periods presented (dollars in thousands):

	Three Months Ended		Year Ended
	March 31, 2023 (Unaudited)		December 31, 2022
	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Operating real estate, net(1)	$—	$—	$80,931	$30,900
Investments in unconsolidated ventures	—	—	28,442	13,419
_______________________________________
(1)During the year ended December 31, 2022, the Company recorded impairment losses totaling $1.0 million for property damage sustained by facilities in its Winterfell and Avamere portfolios. The fair value and impairment losses of these facilities are excluded from the table.
Operating Real Estate, Net
Operating real estate that is impaired is carried at fair value at the time of impairment. Impairment was driven by various factors that impacted undiscounted future net cash flows, including declines in operating performance, market growth assumptions and expected margins to be generated by the properties. Fair value of impaired operating real estate was estimated based upon various approaches including discounted cash flow analysis using terminal capitalization rates ranging from 6.25% to 8.5% and discount rates ranging from 8.5% to 10.5%, third party appraisals and offer prices.
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
Assets Held For Sale
Assets held for sale are carried at the lower of amortized cost or fair value. Assets held for sale that were written down to fair value were generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, fair value of real estate held for sale is reduced for estimated selling costs. As of March 31, 2023 and December 31, 2022, the Company did not have any assets classified as held for sale.
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
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Three Months Ended March 31, 2023	Net Lease	Operating	Unconsolidated Investments	Corporate	Total
Property and other revenues	$—	$48,849	$—	$719	$49,568
Property operating expenses	—	(35,077)	—	—	(35,077)
Interest expense	(876)	(10,483)	—	—	(11,359)
Transaction costs	—	(2)	—	(95)	(97)
General and administrative expenses	—	—	—	(3,910)	(3,910)
Depreciation and amortization	(729)	(8,920)	—	—	(9,649)
Other income, net	—	132	—	—	132
Realized gain (loss) on investments and other	—	332	—	—	332
Equity in earnings (losses) of unconsolidated ventures	—	—	(3,922)	—	(3,922)
Income tax expense	—	(15)	—	—	(15)
Net income (loss)	$(1,605)	$(5,184)	$(3,922)	$(3,286)	$(13,997)

	Direct Investments
Three Months Ended March 31, 2022	Net Lease	Operating	Unconsolidated Investments	Corporate	Total
Property and other revenues	$249	$43,065	$—	$18	$43,332
Property operating expenses	(25)	(32,869)	—	—	(32,894)
Interest expense	(898)	(9,411)	—	—	(10,309)
Asset management fees - related party	—	—	—	(2,647)	(2,647)
General and administrative expenses	—	—	—	(3,686)	(3,686)
Depreciation and amortization	(863)	(9,060)	—	—	(9,923)
Other income, net	—	72	—	—	72
Realized gain (loss) on investments and other	—	341	246	—	587
Equity in earnings (losses) of unconsolidated ventures	—	—	2,502	—	2,502
Income tax expense	—	(15)	—	—	(15)
Net income (loss)	$(1,537)	$(7,877)	$2,748	$(6,315)	$(12,981)
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Corporate(1)	Total
March 31, 2023 (Unaudited)	$82,693	$876,980	$171,495	$86,752	$1,217,920
December 31, 2022	83,435	884,137	176,502	93,761	1,237,835
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the operators and managers of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

	As of March 31, 2023		Three Months Ended March 31, 2023
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	3,993	$30,472	61.5%
Watermark Retirement Communities	14	1,782	11,728	23.6%
Avamere Health Services	5	453	5,385	10.9%
Integral Senior Living	1	40	1,265	2.6%
Arcadia Management(4)	4	572	—	—%
Other(5)	—	—	718	1.4%
Total	56	6,840	$49,568	100.0%
______________________________________
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
(4)During the three months ended March 31, 2023, the Company did not record any rental income from its net lease operator.
(5)Consists primarily of interest income earned on corporate-level cash and cash equivalents.
12. Commitments and Contingencies
As of March 31, 2023, the Company believes there are no material unrecorded contingencies that would affect its results of operations, cash flows or financial position.
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
As of March 31, 2023, the Company has a contingency reserve of $0.5 million related to litigation matters against the manager of one of the Company’s direct operating investments, for which the Company has indemnification obligations under the management agreement.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
General Uninsured Losses
The Company obtains various types of insurance to mitigate the impact of professional liability, property, business interruption, liability, flood, windstorm, earthquake, environmental and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. There are, however, certain types of extraordinary losses, such as those due to acts of war or other events, that may be either uninsurable or not economically insurable.
Other
Other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, as well as commitments to fund capital expenditures for certain net lease properties. These commitments do not have a required minimum funding and are limited by agreed upon maximum annual funding amounts.
13.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to March 31, 2023 through the issuance of the consolidated financial statements.
Disposition of Mixed U.S. Sub-Portfolio by Diversified US/UK Joint Venture
On May 1, 2023, following the payment default in March 2023 under the mezzanine tranche of the debt secured by the remaining U.S. assets in the Diversified US/UK Portfolio (the “Mixed U.S. Sub-Portfolio”) and resulting discussions with the mezzanine lender, the Diversified US/UK joint venture voluntarily transferred the Mixed U.S. Sub-Portfolio to the mezzanine lender, in lieu of the mezzanine lender exercising its existing rights and remedies. The Company had recorded its proportionate share of impairment recognized on the Mixed U.S. Sub-Portfolio in prior periods, which reduced its carrying value in the Diversified US/UK joint venture. No additional impairment was required as a result of this transaction.
Distribution from Unconsolidated Venture
In April 2023, the Espresso joint venture completed the sale of 10 properties. As a result of the sale, the Company received a distribution totaling $19.4 million in April 2023.

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
Business Update
Factors Impacting Our Operating Results
Our occupancy has recovered to pre-pandemic levels, driven by supply-demand fundamentals in the industry overall and specifically by our investment of capital to enhance our facilities, which has led to increases in revenues. However, operating costs remained elevated as a result of macroeconomic trends, including increases in labor costs and historically low unemployment, inflation and rising interest rates, as well as increased health and safety measures. Increased labor costs and a shortage of available skilled and unskilled workers has, and may continue to increase the cost of staffing at our facilities. We have offset increased labor and inflation with increased rates charged to residents, but continuing to do so may result in a decline in occupancy and revenues. Increases in interest rates may help ease inflation and our operating costs, but have increased our debt service obligations on our variable rate debt and may create the possibility of slowing economic growth.
Operating Performance
The following is a summary of the performance of our investment segments for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022. For additional information on financial results, refer to “—Results of Operations.”
Direct Investments - Operating
The average quarterly occupancy of our facilities improved 0.5% from the fourth quarter of 2022. By comparison, the average quarterly occupancy for the seniors housing industry improved 0.3%. Industry improvements were attributable to increasing resident demand and a deceleration in supply growth, however industry average occupancy was still 3.9% below its pre-pandemic level of 87.1% in the first quarter of 2020 (source: The National Investment Centers for Seniors Housing & Care Map Top 31 Primary Metropolitan Markets).

A summary of average occupancy of our direct operating investments by property manager is as follows:

	Average Monthly Occupancy			Average Quarterly Occupancy
Manager	March 2023	December 2022	Variance	Q1 2023	Q4 2022	Variance
Solstice Senior Living	86.5%	85.9%	0.6%	86.7%	85.5%	1.2%
Watermark Retirement Communities	78.9%	78.9%	—%	79.0%	78.7%	0.3%
Avamere Health Services	89.8%	90.5%	(0.7)%	89.8%	90.7%	(0.9)%
Integral Senior Living	87.6%	97.5%	(9.9)%	93.7%	97.5%	(3.8)%
Direct Investments - Operating	84.6%	84.3%	0.3%	84.8%	84.0%	0.8%
The following table is a summary of the operating performance at our direct operating investments, excluding properties sold, for the three months ended March 31, 2023 and December 31, 2022 (dollars in thousands):

	Three Months Ended,		Increase (Decrease)
	March 31, 2023	December 31, 2022	Amount	%
Property revenues
Resident fee income	$11,850	$11,287	$563	5.0%
Rental income	36,999	36,464	535	1.5%
Total property revenues	48,849	47,751	1,098	2.3%
Property operating expenses
Salaries and wages	16,379	16,220	159	1.0%
Utilities	3,361	3,046	315	10.3%
Food and beverage	2,589	2,780	(191)	(6.9)%
Repairs and maintenance	3,420	3,846	(426)	(11.1)%
Property taxes	3,132	2,800	332	11.9%
Property management fee	2,458	2,384	74	3.1%
All other expenses	3,738	5,175	(1,437)	(27.8)%
Total property operating expenses	35,077	36,251	(1,174)	(3.2)%
Total property revenues, net of property operating expenses	$13,772	$11,500	$2,272	19.8%
Overall, property revenues, net of property operating expenses, increased by $2.3 million for the three months ended March 31, 2023 as compared to prior quarter. Rental and resident fee income increased by $1.1 million as a result of improved occupancy and increases in market rates for new residents and in-place rates for existing residents at our ALFs, ILFs and MCFs. Property operating expenses decreased by $1.2 million due to a contingency reserve expense recognized during the fourth quarter of 2022 related to litigation matters and lower repairs and maintenance, primarily at our Winterfell and Avamere portfolios.
Direct Investments - Net Lease
Beginning in February 2021, the operator of the four net lease properties in our Arbors portfolio has been unable to satisfy its obligations under its leases and remits rent and pays property-level expenses based on its available cash. During the three months ended March 31, 2023, we did not recognize any rental income as compared to $0.4 million recognized for the three months ended December 31, 2022.
On March 27, 2023, we entered into a lease forbearance and modification agreement, or the Forbearance Agreement, with the existing operator, Arcadia, pursuant to which we will be entitled to receive all cash flow in excess of permitted expenses, and be required to fund any operating deficits, through 2025, subject to the terms and conditions thereof (including lender approval). As a result, we will participate in the risks and rewards of this portfolio similar to our operating properties. We also agreed to make available funds for capital improvements in order to stabilize and drive improved performance in this portfolio. If Arcadia performs under the Forbearance Agreement, it will be entitled to forgiveness of accrued and unpaid rent during the forbearance period and a potential incentive fee tied to disposition of the portfolio above a certain value.
Unconsolidated Investments
We own minority, non-controlling interests in joint ventures, which own investments in real estate properties. The following table presents the distributions received from our unconsolidated investments (dollars in thousands):

	Cash Distributions for the Three Months Ended
	March 31, 2023			December 31, 2022
Portfolio	Sales	Operating	Total	Sales	Operating	Total
Eclipse	$—	$—	$—	$226	$—	$226
Envoy(1)	—	—	—	66	—	66
Diversified US/UK	—	—	—	—	143	143
Espresso	—	—	—	22,291	—	22,291
Trilogy	—	2,334	2,334	—	2,234	2,234
Total	$—	$2,334	$2,334	$22,583	$2,377	$24,960
_______________________________________
(1)The joint venture completed the sale of its remaining operating assets in 2019 and is currently in the process of liquidating the remaining cash.
During the three months ended March 31, 2023, we received distributions from our unconsolidated investments, which totaled $2.3 million as compared to $25.0 million for the three months ended December 31, 2022. Distributions continue to be limited by reinvestment and development in the Trilogy joint venture and operational challenges in the Diversified US/UK and Eclipse joint ventures. In addition, there were no property sales or related distributions from the Espresso joint venture during the three months ended March 31, 2023 as compared to $22.3 million for the three months ended December 31, 2022.
The following is a summary of operations and performance for our unconsolidated investments for the three months ended March 31, 2023:
Trilogy
Although the joint venture's facilities experienced continued occupancy recovery and revenue growth, operating margins continued to be impacted by inflationary pressures, most significantly labor-related costs, which resulted in a decline in operating income. Additionally, the joint venture did not recognize any federal and state COVID-19 provider relief grant income and incurred higher interest expense driven by rising London Interbank Offered Rate, or LIBOR, on outstanding debt during the three months ended March 31, 2023.
Diversified US/UK
In February 2023, the Diversified US/UK joint venture sold a portfolio of 15 medical office buildings, or the MOB Sub-Portfolio, for a purchase price of $121.5 million, substantially all of which was used to repay debt on the MOB Sub-Portfolio and pay transaction expenses.
The balance of the U.S. portfolio, consisting of 91 MOBs, 47 ALFs, MCFs and CCRCs, 39 SNFs and 9 specialty hospitals, or the Mixed U.S. Sub-Portfolio, continued to struggle with operating challenges and rising interest rates on the $1.0 billion and $0.5 billion of mortgage and mezzanine financing, respectively, or the Mixed U.S. Sub-Portfolio Debt, resulting in payment default on the mezzanine tranche of the Mixed U.S. Sub-Portfolio Debt in March 2023 and discussions with the mezzanine lender regarding potential solutions to the significant cash flow and liquidity issues within the Mixed U.S. Sub-Portfolio. Refer to “—Recent Developments” for additional information on the Mixed U.S. Sub-Portfolio.
In the United Kingdom, operating performance of the 48 care homes, or the U.K. Sub-Portfolio, has improved overall since the lease and debt restructuring during the fourth quarter of 2022. However, it is expected to take an extended period of time for the properties to fully stabilize following the lease restructuring, and cash flow and rent paid under the restructured lease by the tenant is not expected to cover debt service on the restructured debt in the near-term.
Espresso
The joint venture received full contractual rent from the net lease operators of its remaining portfolio. As a result of sub-portfolio sales, rental income continues to decline. No distributions of excess cash flows from operations were made during the quarter. The joint venture continues to pursue dispositions of its remaining properties. Refer to “—Recent Developments” for additional information on distributions from portfolio sales.
Eclipse
The joint venture continued to struggle with cash flow and liquidity issues. In February 2023, a net lease sub-portfolio of 10 SNFs, which had stopped paying rent, was sold subject to its debt, resulting in no sales proceeds recognized. The remaining three sub-portfolios continue to face operating challenges, to varying degrees, as a result of the macroeconomic environment and slow recovery from the pandemic, among other factors.

Recent Developments
The following is a discussion of material events which have occurred subsequent to March 31, 2023 through May 10, 2023.
Disposition of Mixed U.S. Sub-Portfolio by Diversified US/UK Joint Venture
On May 1, 2023, following the payment default under the mezzanine tranche of the Mixed U.S. Sub-Portfolio Debt in March 2023 and resulting discussions with the mezzanine lender, the Diversified US/UK joint venture voluntarily transferred the Mixed U.S. Sub-Portfolio to the mezzanine lender under the Mixed U.S. Sub-Portfolio Debt, in lieu of the mezzanine lender exercising its existing rights and remedies.
Distribution from Unconsolidated Venture
In April 2023, the Espresso joint venture completed the sale of 10 properties. As a result of the sale, we received a distribution totaling $19.4 million in April 2023.
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
Our direct investments are in seniors housing facilities, which include ILFs, ALFs and MCFs, as described in further detail below. Revenues generated by seniors housing facilities typically come from private pay sources, including private insurance, and to a much lesser extent government reimbursement programs, such as Medicaid.
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
The following table presents a summary of investments as of March 31, 2023 (dollars in thousands):

		Properties(1)
Investment Type / Portfolio	Amount(2)	Seniors Housing	MOB	SNF	Hospitals	Total	Primary Locations	Ownership Interest
Direct Investments - Operating
Winterfell	$715,702	32	—	—	—	32	12 U.S. States	100.0%
Rochester	186,635	10	—	—	—	10	New York	97.0%
Avamere	93,581	5	—	—	—	5	Washington/Oregon	100.0%
Aqua	82,937	4	—	—	—	4	Texas/Ohio	97.0%
Oak Cottage	18,628	1	—	—	—	1	California	100.0%
Subtotal	$1,097,483	52	—	—	—	52

Direct Investments - Net Lease
Arbors	$103,915	4	—	—	—	4	New York	100.0%
Total Direct Investments	$1,201,398	56	—	—	—	56

Unconsolidated Investments
Trilogy(3)	$126,242	23	—	75	—	98	4 U.S. States	23.2%
Diversified US/UK(4)	26,832	95	91	39	9	234	27 U.S. States & U.K.	14.3%
Eclipse	—	34	—	—	—	34	9 U.S. States	5.6%
Espresso(4)	18,127	1	—	32	—	33	Ohio/Michigan	36.7%
Subtotal	$171,201	153	91	146	9	399
Solstice(5)	294	—	—	—	—	—		20.0%
Total Unconsolidated Investments	$171,495	153	91	146	9	399

Total Investments	$1,372,893	209	91	146	9	455
_______________________________________
(1)Classification based on predominant services provided, but may include other services.
(2)For direct investments, amount represents operating real estate, before accumulated depreciation as presented in our consolidated financial statements as of March 31, 2023. For unconsolidated investments, amount represents the carrying value of our investments in unconsolidated ventures as presented in our consolidated financial statements as of March 31, 2023. For additional information, refer to “Note 3, Operating Real Estate” and “Note 4, Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements.”
(3)Includes institutional pharmacy, therapy businesses and lease purchase buy-out options, which are not subject to property count.
(4)Refer to “—Recent Developments” for additional information on recent transactions.
(5)Represents our investment in Solstice Senior Living, LLC, or Solstice, the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, or ISL, a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%.

The following presents the properties of our direct and unconsolidated investments by property type and geographic location based on our proportionate share of cost as of March 31, 2023:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

_______________________________________
(1)Classification based on predominant services provided, but may include other services.

The following table presents the operators and managers of our direct investments (dollars in thousands):

	As of March 31, 2023		Three Months Ended March 31, 2023
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	3,993	$30,472	61.5%
Watermark Retirement Communities	14	1,782	11,728	23.6%
Avamere Health Services	5	453	5,385	10.9%
Integral Senior Living	1	40	1,265	2.6%
Arcadia Management(4)	4	572	—	—%
Other(5)	—	—	718	1.4%
Total	56	6,840	$49,568	100.0%
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
(4)During the three months ended March 31, 2023, we did not record any rental income from our net lease operator.
(5)Consists primarily of interest income earned on corporate-level cash and cash equivalents.

Direct Investments - Operating
We generate revenues from resident fees and rental income through our operating properties. Resident fee income is recorded by our ALFs and MCFs when services are rendered and includes resident room and care charges and other resident charges, and rental income is generated from our ILFs.
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
Watermark Retirement Communities and Solstice, together with their affiliates, manage substantially all of our operating properties. As of March 31, 2023, Watermark and Solstice or their respective affiliates collectively managed 46 of our seniors housing facilities pursuant to management agreements. For the three months ended March 31, 2023, properties managed by Watermark and Solstice represented 24.0% and 62.4% of our total property and other revenues, respectively, and 22.4% and 59.6% of our operating real estate, respectively. Through our 20.0% ownership of Solstice, we are entitled to certain rights and minority protections. The following table presents a summary of the terms of the Watermark and Solstice management agreements:

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
As of March 31, 2023, we had four ALF properties operated by Arcadia Management under net leases. These leases obligate Arcadia to pay a fixed rental amount and pay all property-level expenses, with a lease term that expires in August 2029. However, Arcadia has been unable to satisfy its obligations under its leases since February 2021, and instead remits rent and pays property-level expenses based on its available cash. On March 27, 2023, we executed a lease forbearance, which requires the operator to make payments based on cash flow generated at the properties and defers any unpaid and remaining contractual rent through the term of the lease. Deferred rent will be forgiven at the expiration or earlier termination of the lease, subject to the satisfaction and compliance with certain terms and conditions.
Unconsolidated Investments
We report our proportionate interest of revenues and expenses from unconsolidated joint ventures through equity in earnings (losses) of unconsolidated ventures on our consolidated statements of operations. Our unconsolidated investment portfolios are as follows:
•Diversified US/UK. Consists of sub-portfolios: a diversified portfolio of 91 MOBs, 47 seniors housing facilities, including ALFs, MCFs and CCRCs, 39 SNFs and nine specialty hospitals, or the Mixed U.S. Sub-Portfolio, and 48 care homes located in the United Kingdom operated under a net lease, or the U.K. Sub-Portfolio. The Former Sponsor and other minority partners own the remaining 85.7% of this portfolio.

•Trilogy. Portfolio of predominantly SNFs, as well as ALFs, ILFs, MCFs, and CCRCs located in the Midwest and operated pursuant to management agreements with Trilogy Health Services. The portfolio includes ancillary services businesses, including a therapy business and a pharmacy business. American Healthcare REIT, Inc., or AHR, and management of Trilogy own the remaining 76.8% of this portfolio.
•Eclipse. Portfolio of SNFs, ALFs, MCFs, and ILFs located in nine U.S. States, and leased to, or managed by, four different operators/managers. The Former Sponsor and other minority partners and Formation Capital, LLC, or Formation, own 86.4% and 8.0% of this portfolio, respectively.
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
We believe impairment to be a critical accounting estimate based on the nature of our operations and/or require significant management judgment and assumptions. Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including healthcare sector conditions, together with asset and market specific circumstances, among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. Fair values can be estimated based upon the income capitalization approach, using net operating income for each property and applying indicative capitalization and discount rates or sales comparison approach, using what other purchasers and sellers in the market have agreed to as price for comparable properties.
Impairment
During the three months ended March 31, 2023, we did not record impairment losses on our direct investments.
Accumulated impairment losses totaled $181.5 million for operating real estate that we continue to hold as of March 31, 2023. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and 2021 for additional information regarding impairment recorded in prior years.
During the three months ended March 31, 2023, we did not impair any of our investments in unconsolidated ventures, nor did the underlying joint ventures record any impairments or reserves on properties in their respective portfolios.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2023 to March 31, 2022 (dollars in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Amount	%
Property and other revenues
Resident fee income	$11,850	$10,755	1,095	10.2%
Rental income	36,999	32,559	4,440	13.6%
Other revenue	719	18	701	3,894.4%
Total property and other revenues	49,568	43,332	6,236	14.4%
Expenses
Property operating expenses	35,077	32,894	2,183	6.6%
Interest expense	11,359	10,309	1,050	10.2%
Transaction costs	97	—	97	NA
Asset management fees - related party	—	2,647	(2,647)	(100.0)%
General and administrative expenses	3,910	3,686	224	6.1%
Depreciation and amortization	9,649	9,923	(274)	(2.8)%
Total expenses	60,092	59,459	633	1.1%
Other income, net	132	72	60	83.3%
Realized gain (loss) on investments and other	332	587	(255)	(43.4)%
Equity in earnings (losses) of unconsolidated ventures	(3,922)	2,502	(6,424)	(256.8)%
Income tax expense	(15)	(15)	—	—%
Net income (loss)	$(13,997)	$(12,981)	$(1,016)	7.8%

Total Property and Other Revenues
The following table presents total property and other revenues (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$11,850	$10,755	$1,095	10.2%
ILF properties	36,999	32,310	4,689	14.5%
Net lease properties	—	249	(249)	(100.0)%
Other revenue	719	18	701	3,894.4%
Total property and other revenues	$49,568	$43,332	$6,236	14.4%
Overall, total property and other revenues increased $6.2 million during the three months ended March 31, 2023. Revenues generated by our operating properties increased as a result of improved occupancy and higher market rates for new residents and in-place rates for existing residents at our ALFs, MCFs and ILFs. We did not recognize rental income from our Arbors net lease portfolio during the three months ended March 31, 2023 as we did not receive any excess cash flows generated by the properties. Other revenue consists of interest earned on cash and cash equivalents, which increased during the three months ended March 31, 2023 as a result of higher market interest rates.
Property Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Amount	%
Same store (excluding properties sold)
ALF/MCF properties	$9,145	$8,582	$563	6.6%
ILF properties	25,932	24,251	1,681	6.9%
Net lease properties	—	25	(25)	(100.0)%
Properties sold	—	36	(36)	(100.0)%
Total Property operating expenses	$35,077	$32,894	$2,183	6.6%
Overall, total operating expenses increased $2.2 million, primarily due to rising wages and benefits costs and a shortage of available skilled and unskilled workers, which has increased the cost of staffing at our facilities. In addition, higher occupancy and inflationary pressures impacted significantly all variable operating costs, most notably repairs and maintenance, utilities and food and beverage costs.
Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$1,617	$1,378	$239	17.3%
ILF properties	8,866	8,033	833	10.4%
Net lease properties	876	898	(22)	(2.4)%
Total interest expense	$11,359	$10,309	$1,050	10.2%
Interest expense increased $1.1 million as a result of higher interest expense on our floating rate debt. The increase was partially offset by a decrease in the average mortgage notes principal balances as compared to March 31, 2022 due to continued principal amortization.
Transaction Costs
Transaction costs for the three months ended March 31, 2023 consist of $0.1 million for costs associated with the Internalization and the transition of services and systems previously provided by the Former Advisor.
Asset Management Fees - Related Party & General and Administrative Expenses
Overall, corporate operating costs decreased $2.4 million as compared to the three months ended March 31, 2022. The advisory agreement with our Former Advisor was terminated on October 21, 2022 and as result, there were no asset management fees incurred during 2023. Under our new internalized structure, we directly incur and pay all operating costs. General and administrative expenses increased $0.2 million primarily as a result of an increase in payroll, bonuses and compensation costs for personnel that are now directly employed.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$1,841	$1,813	$28	1.5%
ILF properties	7,079	7,247	(168)	(2.3)%
Net lease properties	729	863	(134)	(15.5)%
Total depreciation and amortization	$9,649	$9,923	$(274)	(2.8)%
Depreciation and amortization expense decreased $0.3 million, primarily as a result of impairments recognized during the year ended December 31, 2022, which reduced building depreciation expense in 2023.
Other Income, Net
Other income, net consisted primarily of a capital expenditures grant received and recognized at our Avamere portfolio during the three months ended March 31, 2023. During the three months ended March 31, 2022, other income, net consisted primarily of COVID-19 testing reimbursements received and recognized at our Avamere portfolio.
Realized Gain (Loss) on Investments and Other
During the three months ended March 31, 2023, we recognized a gain on the sale of other assets and operating real estate, partially offset by net losses on mortgage interest rate caps.
During the three months ended March 31, 2022, we recognized a gain on a distribution that exceeded our carrying value for our investment in the Espresso joint venture and gains on mortgage interest rate caps.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, after FFO and MFFO adjustments		Increase (Decrease)
Eclipse(2)	$(834)	$(295)	$486	$288	$(348)	$(7)	$(341)	4,871.4%
Diversified US/UK	(2,859)	(1,148)	1,907	3,810	(952)	2,662	(3,614)	(135.8)%
Espresso	109	1,954	535	477	644	2,431	(1,787)	(73.5)%
Trilogy	(309)	2,027	4,337	3,968	4,028	5,995	(1,967)	(32.8)%
Subtotal	$(3,893)	$2,538	$7,265	$8,543	$3,372	$11,081	$(7,709)	(69.6)%
Solstice	(29)	(36)	—	—	(29)	(36)	7	(19.4)%
Total	$(3,922)	$2,502	$7,265	$8,543	$3,343	$11,045	$(7,702)	(69.7)%
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
(2)For the three months ended March 31, 2023, the Eclipse joint venture generated losses in excess of our investment’s carrying value. Our proportionate share of losses generated by the joint venture not recognized through equity in earnings (losses) totaled $3.8 million.
The decrease in equity in earnings (losses) totaled $6.4 million before FFO and MFFO adjustments and $7.7 million after such adjustments. The decreases were primarily due to higher interest expense incurred across the unconsolidated ventures, most significantly in the Trilogy and Diversified US/UK joint ventures. Additionally, prior period portfolio sales in the Espresso joint venture resulted in lower rental income and realized gains during the three months ended March 31, 2023.

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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(13,926)	$(12,936)
Adjustments:
Depreciation and amortization	9,649	9,923
Depreciation and amortization related to non-controlling interests	(73)	(72)
Depreciation and amortization related to unconsolidated ventures	5,648	7,170
Realized (gain) loss from sales of property	(136)	(29)
Realized gain (loss) from sales of property related to non-controlling interests	4	1
Realized (gain) loss from sales of property related to unconsolidated ventures	258	(2,311)
Impairment losses of depreciable real estate held by unconsolidated ventures	—	20
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$1,424	$1,766
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$1,424	$1,766
Adjustments:
Transaction costs	97	—
Amortization of premiums, discounts and fees on investments and borrowings	985	969
Realized (gain) loss on investments and other	(196)	(558)
Adjustments related to unconsolidated ventures(1)	1,359	3,664
Adjustments related to non-controlling interests	3	7
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$3,672	$5,848
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
As of May 10, 2023, we had approximately $118.3 million of unrestricted cash and currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties and rental income from our net lease properties. In addition, we receive distributions from our investments in unconsolidated ventures. Net cash used in operating activities was $3.5 million for the three months ended March 31, 2023. We have utilized cash reserves generated from asset realizations to fund debt service payments, including principal amortization, which is expected to continue until the operating margins of our direct investments improve from current levels.

A substantial majority of our direct investments are operating properties whereby we are directly exposed to various operational risks. While our direct operating investments have not experienced any significant issues collecting rents or other fees from residents, cash flow has continued to be negatively impacted by rate pressures, cost inflation, rising interest rates and other economic market conditions. We expect that these factors will continue to materially impact our revenues, expenses and cash flow generated by the communities of our direct operating investments.
The operator of our Arbors net lease portfolio, Arcadia, has been impacted by the same factors discussed above, which has affected its ability to pay rent. Arcadia has been unable to satisfy its obligations under its leases since February 2021, and instead remits rent and pays property-level expenses based on its available cash. On March 27, 2023, we executed a lease forbearance, which requires the operator to make payments based on cash flow generated at the properties and defers any unpaid and remaining contractual rent through the term of the lease. Deferred rent will be forgiven at the expiration or earlier termination of the lease, subject to the satisfaction and compliance with certain terms and conditions.
We have significant joint ventures and will not be able to control the timing of distributions, if any, from these investments. As of March 31, 2023, our unconsolidated joint ventures and consolidated joint ventures represented 12.5% and 19.6%, respectively, of our total investments, based on carrying value. Our unconsolidated joint ventures, which have been similarly impacted as our direct investments by the COVID-19 pandemic, inflation, rising interest rates and other economic market conditions, may continue to limit distributions to preserve liquidity.
Borrowings
We use asset-level financing as part of our investment strategy to leverage our investments while managing refinancing and interest rate risk. We typically finance our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing.
During the three months ended March 31, 2023, we paid $15.3 million in recurring principal and interest payments on borrowings. As of March 31, 2023, we had $917.5 million of consolidated asset-level borrowings outstanding. Fixed-rate borrowings totaled $787.7 million with interest rates ranging from 3.0% to 4.6%. Floating-rate borrowings totaled $129.8 million and are subject to fluctuating LIBOR or Secured Overnight Financing Rate, or SOFR. As of March 31, 2023, effective interest rates on floating rate debt ranged from 7.01% to 7.75%.
As the impact of inflation, rising interest rates, risk of recession and other economic market conditions continue to influence our investments’ performance and market values, our ability to service or refinance our borrowings may be negatively impacted, including $593.1 million of borrowings collateralized by our Winterfell portfolio that matures in June 2025.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of March 31, 2023, our leverage was 55.3% of our assets, other than intangibles, before deducting non-cash reserves and depreciation. As of March 31, 2023, indirect leverage on assets, other than intangibles, before deducting non-cash reserves and depreciation, held through our unconsolidated joint ventures was 59.1%.
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

The following table presents cash used for capital expenditures at our direct investments (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	2023 vs. 2022 Change
ALF/MCF properties	$363	$455	$(92)
ILF properties	3,447	1,693	1,754
Net lease properties	—	189	(189)
Total capital expenditures	$3,810	$2,337	$1,473
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
We have made significant investments through both consolidated and unconsolidated joint ventures with third parties. We have limited ability to influence material decisions at our unconsolidated joint ventures, including the disposition of assets. Certain portfolios within our unconsolidated joint ventures have experienced loan defaults, which, in some instances, have resulted in the loss of collateral. Refer to “—Recent Developments” for further information regarding unconsolidated joint venture sales.
Distributions
To continue to qualify as a REIT, we are required to distribute annually dividends equal to at least 90% of our taxable income, subject to certain adjustments, to stockholders. We have generated net operating losses for tax purposes and, accordingly, are currently not required to make distributions to our stockholders to qualify as a REIT.
We generated significant liquidity in 2021 from proceeds from asset sales and other realization events. As a result, on April 20, 2022, our board of directors declared a special distribution of $0.50 per share for each stockholder of record on May 2, 2022, or the Special Distribution. The Special Distribution paid in cash on or around May 5, 2022 totaled approximately $97.0 million. While we do not anticipate recurring dividends in the near future, in light of the cash flow generated by our investments as compared to our capital expenditure needs and debt service obligations, our management and board of directors will evaluate special distributions in connection with asset sales and other realizations of our investments on a case-by-case basis based on, among other factors, current and projected liquidity needs, opportunities for investment in our assets (such as capital expenditure and de-levering opportunities) and other strategic initiatives. Refer to “—Distributions Declared and Paid” for further information regarding our distributions.
Repurchases
We adopted a share repurchase program, or the Share Repurchase Program, effective August 7, 2012, which enabled stockholders to sell their shares to us in limited circumstances. Our board of directors may amend, suspend or terminate our Share Repurchase Program at any time, subject to certain notice requirements. In October 2018, our board of directors approved an amended and restated Share Repurchase Program, under which we only repurchased shares in connection with the death or qualifying disability of a stockholder. On April 7, 2020, our board of directors suspended all repurchases under our existing Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity. While our primary objective is to maximize value and generate liquidity for shareholders, we do not anticipate resuming the share repurchase program in the near future.
Other Commitments
On October 21, 2022, we terminated the advisory agreement and completed the Internalization. Prior to the termination of the advisory agreement, we reimbursed the Former Advisor for direct and indirect operating costs in connection with services provided to us. Under our new internalized structure, we will directly incur and pay all general and administrative costs.

Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
Cash flows provided by (used in):	2023	2022	2023 vs. 2022 Change
Operating activities	$(3,536)	$(10,843)	$7,307
Investing activities	(818)	4,716	(5,534)
Financing activities	(4,828)	(4,297)	(531)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(9,182)	$(10,424)	$1,242
Operating Activities
Net cash used in operating activities totaled $3.5 million for the three months ended March 31, 2023, as compared to $10.8 million for the three months ended March 31, 2022. The change in cash flow from operating activities was a result of an increase in rates and occupancy at our direct operating investments, which resulted in higher rent and resident fees collected during the three months ended March 31, 2023 as well as lower reimbursement payments made to our Former Advisor.
Investing Activities
Our cash flows from investing activities are primarily proceeds from investment dispositions, net of any capital expenditures. Net cash used in investing activities was $0.8 million for the three months ended March 31, 2023 as compared to $4.7 million net cash provided by investing activities for the three months ended March 31, 2022. Cash flows used in investing activities for the three months ended March 31, 2023 were capital expenditures for our direct investments, partially offset by distributions received from our Trilogy unconsolidated investment, which totaled $2.3 million. Cash flows provided by investing activities for the three months ended March 31, 2022 were from distributions received from our unconsolidated investments, which totaled $7.1 million, less capital expenditures of our direct investments.
On a same store basis, capital expenditures increased during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. We continue to invest capital into our operating portfolios in order to maintain market position and enhance overall asset value.
Financing Activities
Cash flows used in financing activities were $4.8 million for the three months ended March 31, 2023 compared to $4.3 million for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, net cash flows used in financing activities were primarily continued principal amortization on our mortgage notes.
Off-Balance Sheet Arrangements
As of March 31, 2023, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I, Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Distributions Declared and Paid
From inception through March 31, 2023, we declared $530.9 million in distributions, inclusive of the recent Special Distribution, and generated cumulative FFO of $110.7 million. From the date of our first investment on April 5, 2013 through December 31, 2017, we declared an annualized distribution amount of $0.675 per share of our common stock. From January 1, 2018 through January 31, 2019, we declared an annualized distribution amount of $0.3375 per share of our common stock. Effective February 1, 2019, our board of directors suspended recurring distributions in order to preserve capital and liquidity. On April 20, 2022, our board of directors declared the Special Distribution of $0.50 per share for each stockholder of record on May 2, 2022 totaling approximately $97.0 million. While we do not anticipate recurring dividends in the near future, in light of the cash flow generated by our investments as compared to our capital expenditure needs and debt service obligations, our management and board of directors will evaluate special distributions in connection with asset sales and other realizations of our investments on a case-by-case basis based on, among other factors, current and projected liquidity needs, opportunities for investment in our assets (such as capital expenditure and de-levering opportunities) and other strategic initiatives.

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
As of March 31, 2023, the Former Advisor, the Former Sponsor and their affiliates owned a total of 9.7 million shares, or $28.4 million of our common stock based on our most recent estimated value per share. As of March 31, 2023, the Former Advisor, the Former Sponsor and their affiliates owned 4.97% of the total outstanding shares of our common stock.
Transition Services
In connection with the Internalization, on October 21, 2022, we, the Operating Partnership and the Former Advisor entered into a Transition Services Agreement, or TSA, to facilitate an orderly transition of the management of our operations. The TSA, as amended on March 22, 2023, provides for, among other things, the Former Advisor to provide certain services, including primarily technology and insurance, for a transition period of up to six months following the Internalization, with legal, treasury and accounts payable services to continue until we terminate these services or in other specified circumstances in accordance with the TSA. We will reimburse the Former Advisor for costs to provide the services, including the allocated cost of employee wages and compensation and actually incurred out-of-pocket expenses.
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Former Advisor (dollars in thousands):

Reimbursements to Former Advisor Entities		Due to Related Party as of December 31, 2022	Three Months Ended March 31, 2023			Due to Related Party as of March 31, 2023 (Unaudited)
	Financial Statement Location		Incurred		Paid
Operating costs	General and administrative expenses/Transaction costs	469	130	(1)	(338)	261
_____________________________________
(1)Represents costs incurred under the TSA during the three months ended March 31, 2023.
Incentive Fee
NorthStar Healthcare Income OP Holdings, LLC, an affiliate of the Former Advisor, or the Special Unit Holder, is entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through March 31, 2023, the Special Unit Holder has not received any incentive fees.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who own 80.0%, and us, who owns 20.0%. For the three months ended March 31, 2023, we recognized property management fee expense of $1.5 million paid to Solstice related to the Winterfell portfolio.

The below table indicates our investments for which the Former Sponsor is also an equity partner in the joint venture. Each investment was approved by our board of directors, including all of its independent directors. Refer Note 4, “Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements.” for further discussion of these investments:

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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of March 31, 2023, 14.1% of our total borrowings were floating-rate liabilities, which are related to mortgage notes payable of our direct operating investments.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR or SOFR and typically reprices every 30 days. As of March 31, 2023, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $0.4 million annually.
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

Risk Concentration
The following table presents the operators and managers of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

	As of March 31, 2023		Three Months Ended March 31, 2023
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	3,993	$30,472	61.5%
Watermark Retirement Communities	14	1,782	11,728	23.6%
Avamere Health Services	5	453	5,385	10.9%
Integral Senior Living	1	40	1,265	2.6%
Arcadia Management(4)	4	572	—	—%
Other(5)	—	—	718	1.4%
Total	56	6,840	$49,568	100.0%
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
(4)During the three months ended March 31, 2023, we did not record any rental income from our net lease operator.
(5)Consists primarily of interest income earned on corporate-level cash and cash equivalents.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in the past in excess of our cash flow from operations and may continue to do so in the future. If we pay distributions from sources other than our cash flow provided by operations, our book value may be negatively impacted and stockholders’ overall return may be reduced. In April 2022, our board of directors declared a special distribution to stockholders, of which approximately $97.0 million was paid in cash in May 2022, using proceeds from asset sales and not cash flow provided by operations. We did not declare any distributions as of March 31, 2023.
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
For the three months ended March 31, 2023, we did not repurchase any shares of our common stock.
Unregistered Sales of Equity Securities
We did not issue any shares of common stock during the three months ended March 31, 2023.
Item 3. Defaults Upon Senior Securities
None.
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
10.1
First Amendment to Transition Services Agreement, dated March 22, 2023, by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Operating Partnership, LP and CNI NSHC Advisors, LLC (filed as Exhibit 10.15 to the Company’s Current Report on Form 10-K filed on March 27, 2023 and incorporated herein by reference)

10.2	Form of Long-Term Incentive Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 9, 2023 and incorporated herein by reference)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

NorthStar Healthcare Income, Inc.
Date:	May 10, 2023	By:	/s/ KENDALL K. YOUNG
			Name:	Kendall K. Young
			Title:	Chief Executive Officer, President and Director

		By:	/s/ NICHOLAS R. BALZO
			Name:	Nicholas R. Balzo
			Title:	Chief Financial Officer, Treasurer and Secretary