Form 10-Q
period 2023-06-30
NorthStar Healthcare Income, Inc.
filed 2023-08-14
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
The Company has one class of common stock, $0.01 par value per share, 185,712,103 shares outstanding as of August 14, 2023.

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

PART I—Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$107,306	$103,926
Restricted cash	11,856	11,734
Operating real estate, net	888,684	933,002
Investments in unconsolidated ventures ($3,075 held at fair value as of June 30, 2023)	128,153	176,502
Receivables, net	1,619	2,815
Intangible assets, net	2,085	2,253
Other assets	5,937	7,603
Total assets(1)	$1,145,640	$1,237,835

Liabilities
Mortgage notes payable, net	$904,714	$912,248
Due to related party	283	469
Escrow deposits payable	733	993
Accounts payable and accrued expenses	19,876	21,034
Other liabilities	1,648	2,019
Total liabilities(1)	927,254	936,763
Commitments and contingencies (Note 12)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 185,712,103 and 195,421,656 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,857	1,954
Additional paid-in capital	1,716,287	1,729,589
Retained earnings (accumulated deficit)	(1,500,547)	(1,428,840)
Accumulated other comprehensive income (loss)	—	(3,679)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	217,597	299,024
Non-controlling interests	789	2,048
Total equity	218,386	301,072
Total liabilities and equity	$1,145,640	$1,237,835
_______________________________________
(1)Includes $175.3 million and $176.0 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Property and other revenues
Resident fee income	$11,839	$10,958	$23,689	$21,713
Rental income	38,568	34,277	75,567	66,836
Other revenue	1,096	139	1,815	157
Total property and other revenues	51,503	45,374	101,071	88,706
Expenses
Property operating expenses	35,026	33,230	70,103	66,124
Interest expense	11,534	10,554	22,893	20,863
Transaction costs	—	—	97	—
Asset management fees - related party	—	2,457	—	5,104
General and administrative expenses	3,593	3,755	7,503	7,441
Depreciation and amortization	9,808	9,540	19,457	19,463
Impairment loss	43,422	13,002	43,422	13,002
Total expenses	103,383	72,538	163,475	131,997
Other income (loss)
Other income, net	70	5	202	77
Realized gain (loss) on investments and other	(4,647)	(252)	(4,315)	335
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(56,457)	(27,411)	(66,517)	(42,879)
Equity in earnings (losses) of unconsolidated ventures	(2,546)	34,053	(6,468)	36,555
Income tax expense	(11)	(15)	(26)	(30)
Net income (loss)	(59,014)	6,627	(73,011)	(6,354)
Net (income) loss attributable to non-controlling interests	1,233	180	1,304	225
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(57,781)	$6,807	$(71,707)	$(6,129)
Net income (loss) per share of common stock, basic/diluted(1)	$(0.30)	$0.04	$(0.37)	$(0.03)
Weighted average number of shares of common stock outstanding, basic/diluted(1)	193,156,094	194,044,709	194,282,546	193,708,466
Distributions declared per share of common stock	$—	$0.50	$—	$0.50
_______________________________________
(1)     The Company issued 203,742 and 116,712 restricted stock units as of June 30, 2023 and June 30, 2022, respectively. The restricted stock units have been excluded from the diluted earnings per share calculation as their impact is anti-dilutive due to the net loss generated during the three and six months ended June 30, 2023 and the six months ended June 30, 2022. The impact of the restricted stock units on the diluted earnings per share calculation is de minimis for the three months ended June 30, 2022.

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(59,014)	$6,627	$(73,011)	$(6,354)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	2,431	(2,370)	3,679	(2,938)
Total other comprehensive income (loss)	2,431	(2,370)	3,679	(2,938)
Comprehensive income (loss)	(56,583)	4,257	(69,332)	(9,292)
Comprehensive (income) loss attributable to non-controlling interests	1,233	180	1,304	225
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(55,350)	$4,437	$(68,028)	$(9,067)

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	195,422	$1,954	$1,729,589	$(1,428,840)	$(3,679)	$299,024	$2,048	$301,072
Non-controlling interests - contributions	—	—	—	—	—	—	45	45
Non-controlling interests - distributions	—	—	—	—	—	—	(22)	(22)
Other comprehensive income (loss)	—	—	—	—	1,248	1,248	—	1,248
Net income (loss)	—	—	—	(13,926)	—	(13,926)	(71)	(13,997)
Balance as of March 31, 2023 (Unaudited)	195,422	$1,954	$1,729,589	$(1,442,766)	$(2,431)	$286,346	$2,000	$288,346
Non-controlling interests - contributions	—	—	—	—	—	—	55	55
Non-controlling interests - distributions	—	—	—	—	—	—	(33)	(33)
Retirement of common stock (Note 8)	(9,710)	(97)	(13,302)	—	—	(13,399)	—	(13,399)
Other comprehensive income (loss)	—	—	—	—	(844)	(844)	—	(844)
Reclassification of accumulated other comprehensive loss(1)	—	—	—	—	3,275	3,275	—	3,275
Net income (loss)	—	—	—	(57,781)	—	(57,781)	(1,233)	(59,014)
Balance as of June 30, 2023 (Unaudited)	185,712	$1,857	$1,716,287	$(1,500,547)	$—	$217,597	$789	$218,386
_______________________________________
(1)The Company reclassified the accumulated other comprehensive loss related to foreign currency adjustments for an unconsolidated venture ownership interest that was sold during the three months ended June 30, 2023. The accumulated balance was reclassified to other gain (loss) on investments and other on the consolidated statements of operations.

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(73,011)	$(6,354)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	6,468	(36,555)
Depreciation and amortization	19,457	19,463
Impairment loss	43,422	13,002
Amortization of below market debt	1,653	1,614
Amortization of deferred financing costs	314	312
Amortization of equity-based compensation	114	93
Realized (gain) loss on investments and other	4,315	(335)
Change in allowance for uncollectible accounts	193	186
Issuance of common stock as payment for asset management fees	—	5,104
Distributions from unconsolidated ventures	10,640	—
Changes in assets and liabilities:
Receivables	1,004	(277)
Other assets	1,013	3,838
Due to related party	(186)	(3,432)
Escrow deposits payable	(260)	(58)
Accounts payable and accrued expenses	(3,822)	(8,735)
Other liabilities	(55)	32
Net cash provided by (used in) provided by operating activities	11,259	(12,102)
Cash flows from investing activities:
Capital expenditures for operating real estate	(11,090)	(10,660)
Sales of real estate	135	—
Distributions from unconsolidated ventures	13,472	38,140
Sales of other assets	523	—
Net cash provided by (used in) investing activities	3,040	27,480
Cash flows from financing activities:
Repayments of mortgage notes	(9,500)	(12,012)
Payments under finance leases	(63)	(272)
Acquisition and retirement of common stock	(1,279)	—
Distributions paid on common stock	—	(97,018)
Contributions from non-controlling interests	100	177
Distributions to non-controlling interests	(55)	(114)
Net cash (used in) provided by financing activities	(10,797)	(109,239)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,502	(93,861)
Cash, cash equivalents and restricted cash-beginning of period	115,660	210,938
Cash, cash equivalents and restricted cash-end of period	$119,162	$117,077

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,933	$18,725
Cash paid for income taxes	47	23
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$2,550	$1,047
Distribution payable	—	34
Exchange of ownership interests in unconsolidated ventures for common stock	13,399	—
Assets acquired under capital lease obligations	25	—

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Organization
NorthStar Healthcare Income, Inc., together with its consolidated subsidiaries (the “Company”), owns a diversified portfolio of seniors housing properties, including independent living facilities (“ILF”), assisted living (“ALF”) and memory care facilities (“MCF”) located throughout the United States. In addition, the Company also has investments through non-controlling interests in joint ventures in a broader spectrum of healthcare real estate, including seniors housing properties, as well as skilled nursing (“SNF”) and ancillary services businesses, located throughout the United States.
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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), which became indirect subsidiaries of the Company on June 9, 2023. NorthStar Healthcare Income Advisor, LLC invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which were collectively recorded as non-controlling interests on the accompanying consolidated balance sheets prior to June 9, 2023. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of June 30, 2023, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, was 100.0%.
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
As of June 30, 2023, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant VIEs of the Company are certain entities that are consolidated by the Operating Partnership. These entities are VIEs because of non-controlling interests owned by third parties, which do not have substantive kick-out or participating rights. Included in operating real estate, net and mortgage notes payable, net on the Company’s consolidated balance sheet as of June 30, 2023 is $171.2 million and $172.0 million, respectively, related to such consolidated VIEs.
Unconsolidated VIEs
As of June 30, 2023, the Company identified unconsolidated VIEs related to its investments in unconsolidated ventures with a carrying value of $128.2 million. The Company’s maximum exposure to loss as of June 30, 2023 would not exceed the carrying value of its investment in the VIEs. The Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of June 30, 2023. The Company did not provide financial support to its unconsolidated VIEs during the six months ended June 30, 2023. As of June 30, 2023, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
The Company may elect the fair value option of accounting for an investment that would otherwise be accounted for under the equity method. The fair value option election allows an entity to make an irrevocable election of fair value for certain financial assets and liabilities on an instrument-by-instrument basis at the initial or subsequent measurement. The decision to elect the fair value option must be applied to an entire instrument and is irrevocable once elected. Under the fair value option, the Company records its share of the changes to fair value of the investment and any unrealized gains and losses.
On June 30, 2023, the Company elected the fair value option method to account for its investment in the Espresso joint venture, which is included in investments in unconsolidated ventures on the consolidated balance sheets. The Company will record any changes to its investment’s fair value in realized gain (loss) on investments and other in the consolidated statements of operations. The fair value election was made based on the Company’s assessment that the expected return of investment was lower than the Company’s carrying value of its investment in the Espresso joint venture, which resulted in an impairment of $4.7 million and reduced the carrying value of its investment to recoverable fair value of $3.1 million as of June 30, 2023. The Company’s assessment for the recoverability of its investment took into consideration the joint venture’s remaining assets and estimated future cash distributions, less transaction and wind down costs. Refer to Note 4, “Investment in Unconsolidated Ventures” and Note 10, “Fair Value” for further discussion.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	June 30, 2023 (Unaudited)	December 31, 2022
Cash and cash equivalents	$107,306	$103,926
Restricted cash	11,856	11,734
Total cash, cash equivalents and restricted cash	$119,162	$115,660
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment which are included in operating real estate, net on the Company’s consolidated balance sheets. As of June 30, 2023, furniture, fixtures and equipment under finance leases totaled $0.5 million. The leased equipment is amortized on a straight-line basis. Payments for finance leases totaled $0.1 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

July 1 through December 31, 2023	$47
Years Ending December 31:
2024	69
2025	38
2026	33
2027	18
Thereafter	10
Total minimum lease payments	$215
Less: Amount representing interest	(31)
Present value of minimum lease payments	$184
The weighted average interest rate related to the finance lease obligations is 6.9% with a weighted average lease term of 3.3 years.
As of June 30, 2023, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Identified intangible assets are recorded in intangible assets, net on the consolidated balance sheets. Intangible assets relate to the Company’s in-place lease values for the Company’s four net lease properties. The following table presents intangible assets, net (dollars in thousands):

	June 30, 2023 (Unaudited)	December 31, 2022
In-place lease value	$120,149	$120,149
Less: Accumulated amortization	(118,064)	(117,896)
Intangible assets, net	$2,085	$2,253
The Company recorded $0.1 million and $0.2 million of amortization expense for in-place leases for the three and six months ended June 30, 2023 and 2022, respectively.
The following table presents future amortization of in-place lease value (dollars in thousands):

July 1 through December 31, 2023	$169
Years Ending December 31:
2024	337
2025	337
2026	337
2027	337
Thereafter	568
Total	$2,085
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
The Company has interest rate caps that have not been designated for hedge accounting. The fair value of the Company's interest rate caps totaled $0.5 million and $0.7 million as of June 30, 2023 and December 31, 2022, respectively, and are included in other assets on the consolidated balance sheets. Changes in fair value of derivatives were de minimis for the three months ended June 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, totaled a $0.2 million decrease and a $0.3 million increase, respectively. Changes in fair value of derivatives have been recorded in realized gain (loss) on investments and other in the consolidated statements of operations.
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
The operator of the Company’s four net lease properties failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the foreseeable future. On March 27, 2023, the Company entered into a lease forbearance and modification agreement (the “Forbearance Agreement”) with the existing operator, pursuant to which, among other things, the Company will be entitled to receive all cash flow in excess of permitted expenses, and be required to fund any operating deficits, through 2025, subject to the terms and conditions thereof. For the three and six months ended June 30, 2023, the Company received excess cash flow of $0.3 million, which was recorded as rental income.
For the three months ended June 30, 2023 and 2022, total property and other revenues includes variable lease revenue of $3.6 million and $5.5 million, respectively. For the six months ended June 30, 2023 and 2022, total property and other revenue includes variable lease revenue of $7.1 million. Variable lease revenue includes ancillary services provided to operator/residents, as well as non-recurring services and fees at the Company’s operating facilities.
Impairment on Operating Real Estate and Investments in Unconsolidated Ventures
At this time, it is difficult for the Company to assess and estimate the lasting effects of the COVID-19 pandemic, inflation, rising interest rates, risk of recession and other economic conditions. The future economic effects will depend on many factors beyond the Company’s control and knowledge. The resulting effect on impairment of the Company's real estate held for investment and held for sale and investments in unconsolidated ventures may materially differ from the Company's current expectations and further impairment charges may be recorded in future periods.
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
During the six months ended June 30, 2023, the Company recorded impairment losses on its operating real estate totaling $38.7 million, including impairment losses of $38.6 million for five facilities within the Rochester portfolio as a result of revised holding period assumptions. Refer to Note 13, “Subsequent Events” for further discussion. Additionally, the Company recorded impairment losses totaling $0.1 million for a land parcel within the Rochester portfolio as a result of lower estimated market value.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Investments in Unconsolidated Ventures
The Company reviews its investments in unconsolidated ventures on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred on the Company’s investment in unconsolidated ventures, and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in impairment loss in the consolidated statements of operations.
During the six months ended June 30, 2023, the Company recorded an impairment on its investment in the Espresso joint venture totaling $4.7 million, which reduced the carrying value of its investment to $3.1 million. The Company’s assessment for the recoverability of its investment took into consideration the joint venture’s remaining assets and estimated future cash distributions, less transaction and wind down costs. Upon impairing its investment, the Company elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023. During the six months ended June 30, 2022, there was no impairment recorded on any of the Company’s investments in unconsolidated ventures.
The joint ventures underlying the Company’s unconsolidated ventures assess and record impairment and reserves on their respective real estate portfolios, goodwill, and other assets, and the Company recognizes its proportionate share through equity in earnings (losses). During the six months ended June 30, 2023, the Diversified US/UK joint venture recorded impairment losses on its remaining properties, 48 care homes located in the United Kingdom (the “UK Portfolio”), due to, among other things, the extended period contemplated for the UK Portfolio to reach stabilization. The Company’s proportionate share of the impairment losses recorded by the Diversified US/UK portfolio totaled $11.4 million. The Company’s proportionate share of impairment and reserves recognized by the underlying joint ventures of its unconsolidated ventures during the six months ended June 30, 2022 was de minimis.
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
As of June 30, 2023, the Company has not recorded an allowance for credit losses on its receivables.
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
Certain subsidiaries of the Company are subject to taxation by federal and state authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of June 30, 2023 totaled $15.6 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $11,000 and $26,000 for the three and six months ended June 30, 2023, respectively. The Company recorded an income tax expense of approximately $15,000 and $30,000 for the three and six months ended June 30, 2022, respectively.
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and other comprehensive income (loss) (“OCI”). The only component of OCI for the Company was foreign currency translation adjustments related to its investment in an unconsolidated venture.

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
For the period December 31, 2022 through June 9, 2023, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which were recorded as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations. As of June 30, 2023, the Company is no longer exposed to foreign currency as a result of the Sale of Minority Interests. The Company reclassified the accumulated foreign currency losses, totaling $3.3 million, related to the Diversified US/UK joint venture, previously recorded through other comprehensive income on the consolidated statements of equity to realized gain (loss) on investments and other on the consolidated statements of operations. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion.
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
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The guidance defers the sunset date of ASU No. 2020-04 from December 31, 2022 to December 31, 2024. The Company continues to evaluate the impact of the guidance and may elect practical expedients or exceptions as applicable over time as reference rate reform activities occur. The Company does not anticipate the application of the accounting standards will have a material impact on the Company’s financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	June 30, 2023 (Unaudited)	December 31, 2022
Land	$121,424	$121,518
Land improvements	19,459	18,945
Buildings and improvements	929,810	957,924
Tenant improvements	372	372
Construction in progress	2,411	6,736
Furniture, fixtures and equipment	98,000	91,058
Subtotal	$1,171,476	$1,196,553
Less: Accumulated depreciation	(282,792)	(263,551)
Operating real estate, net	$888,684	$933,002
For the three and six months ended June 30, 2023, depreciation expense was $9.7 million and $19.3 million, respectively. For the three and six months ended June 30, 2022, depreciation expense was $9.5 million and $19.3 million, respectively.
Within the table above, operating real estate has been reduced by accumulated impairment losses of $220.2 million and $181.5 million as of June 30, 2023 and December 31, 2022, respectively. Impairment losses on the Company’s operating real estate totaled $38.7 million and $13.0 million for the six months ended June 30, 2023 and 2022, respectively, and are recorded in impairment losses on the consolidated statements of operations. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
4. Investments in Unconsolidated Ventures
The Company’s investments in unconsolidated ventures are accounted for under the equity method or fair value option. The following table presents the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value
Portfolio	Acquisition Date	Ownership	June 30, 2023 (Unaudited)	December 31, 2022
Trilogy(1)	Dec-2015	23.2%	$124,816	$128,884
Espresso(2)	Jul-2015	36.7%	3,075	18,019
Solstice(3)	Jul-2017	20.0%	262	323
Investments sold(4)			—	29,276
Investments in Unconsolidated Ventures			$128,153	$176,502
_______________________________________
(1)The carrying value for the Company’s investment in the Trilogy joint venture includes $9.8 million of capitalized acquisition costs.
(2)During the three months ended June 30, 2023, the Company recorded an impairment of $4.7 million to reflect the fair value of its investment in the Espresso joint venture, based on the estimated cash distributions to be received from the joint venture. Based on the Company’s assessment, it elected the fair value option method to account for its investment in the Espresso join venture on June 30, 2023.
(3)Represents the Company’s investment in Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.
(4)In June 2023, the Company sold its ownership interests in the Diversified US/UK and Eclipse joint ventures.
Sale of Minority Interests
In June 2023, the Company sold its 14% interest in Healthcare GA Holdings, General Partnership, which indirectly owned 48 care homes across the United Kingdom (the “Diversified US/UK Portfolio”), and its 6% interest in Eclipse Health, General Partnership, which indirectly owned 34 seniors housing facilities (the “Eclipse Portfolio”), together with $1.1 million in cash, to its Former Sponsor, who is affiliated with the majority partner of each joint venture, for all of the Company’s equity securities held by the Former Sponsor and its affiliates, including 9,709,553 shares of common stock of the Company, 100 common units in the Operating Partnership and 100 special units in the Operating Partnership (the “Sale of Minority Interests”).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the results of the Company’s investment in unconsolidated ventures (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Trilogy	$909	$2,334	$2,678	$2,299	$600	$4,668	$4,705	$4,600
Espresso(1)	9,119	19,444	31,999	28,788	9,228	19,444	33,953	30,988
Solstice	(31)	—	(22)	—	(60)	—	(58)	—
Investments sold(2)	(12,543)	—	(602)	—	(16,236)	—	(2,045)	2,552
Total	$(2,546)	$21,778	$34,053	$31,087	$(6,468)	$24,112	$36,555	$38,140
_______________________________________
(1)The Espresso joint venture recognized net gains related to sub-portfolio sales, of which the Company’s proportionate share totaled $9.2 million for the three and six months ended June 30, 2023 and $31.2 million and $32.0 million for the three and six months ended June 30, 2022, respectively. The Company was distributed its proportionate share of the net proceeds generated from the sales during the six months ended June 30, 2023 and 2022, totaling $17.3 million and $27.4 million, respectively.
(2)The Diversified US/UK joint venture recognized impairment, of which the Company’s proportionate share totaled $11.4 million and is included in equity in earnings (losses) for the three and six months ended June 30, 2023.
5. Borrowings
The following table presents the Company’s mortgage notes payable (dollars in thousands):

				June 30, 2023 (Unaudited)		December 31, 2022
	Recourse vs. Non-Recourse(1)	Initial Maturity	Contractual Interest Rate(2)	Principal Amount(3)	Carrying Value(3)	Principal Amount(3)	Carrying Value(3)

Aqua Portfolio
Frisco, TX(4)	Non-recourse	Feb 2026	3.0%	$26,000	$25,626	$26,000	$25,560
Milford, OH	Non-recourse	Sep 2026	LIBOR + 2.68%	18,248	18,068	18,336	18,126
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	17,842	17,807	18,206	18,165
Rochester, NY(5)	Non-recourse	Aug 2027	LIBOR + 2.34%	99,786	99,241	100,651	100,042
Rochester, NY(6)	Non-recourse	Aug 2023	SOFR + 2.93%	11,242	11,239	11,336	11,315
Arbors Portfolio(7)
Various locations	Non-recourse	Feb 2025	3.99%	82,415	82,137	83,423	83,051
Winterfell Portfolio(8)
Various locations	Non-recourse	Jun 2025	4.17%	589,974	583,524	596,408	588,306
Avamere Portfolio(9)
Various locations	Non-recourse	Feb 2027	4.66%	67,346	67,072	67,995	67,683
Mortgage notes payable, net				$912,853	$904,714	$922,355	$912,248
_______________________________________
(1)Subject to non-recourse carve-outs.
(2)Floating-rate borrowings total $129.3 million of principal outstanding and reference one-month LIBOR and one-month SOFR.
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
(6)In July 2023, the Company exercised an extension option to the maturity date one additional year from August 2023 to August 2024. Refer to Note 13, “Subsequent Events” for additional information regarding the extension.
(7)Composed of four individual mortgage notes payable secured by four healthcare real estate properties, cross-collateralized and subject to cross-default.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents future scheduled principal payments on mortgage notes payable based on initial maturity as of June 30, 2023 (dollars in thousands):

July 1 through December 31, 2023	$20,754
Years Ending December 31:
2024	19,612
2025	669,466
2026	46,876
2027	156,145
Total	$912,853
Beginning in February 2021, the operator of the four net lease properties in the Arbors portfolio was unable to satisfy its obligations under its leases and began remitting rent based on its available cash after satisfying property-level expenses, which resulted in a default under the mortgage notes collateralized by the properties. On March 27, 2023, with consent of the lender, the Company entered into a Forbearance Agreement relating to these defaults. During the six months ended June 30, 2023, the Company remitted contractual debt service and is in compliance with the other contractual terms under the mortgage notes collateralized by the properties.
In July 2023, the Company elected not to pay debt service on mortgage notes with an aggregate principal amount outstanding of $99.8 million as of June 30, 2023. The mortgage notes are cross-defaulted and cross-collateralized by seven properties within the Rochester portfolio that have experienced continued negative cash flow. As a result, on July 26, 2023, the Company received a notice from the lender accelerating the outstanding principal and reserving all rights and remedies under the applicable loan documents. Refer to Note 13, “Subsequent Events” for additional information.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Former Advisor (dollars in thousands):

Reimbursements to Former Advisor Entities		Due to Related Party as of December 31, 2022	Six Months Ended June 30, 2023			Due to Related Party as of June 30, 2023 (Unaudited)
	Financial Statement Location		Incurred		Paid
Operating costs	General and administrative expenses/ Transaction costs	$469	$315	(1)	$(501)	$283
_______________________________________
(1)Represents costs incurred under the TSA during the six months ended June 30, 2023.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Incentive Fee
The Special Unit Holder, formerly an affiliate of the Former Advisor, was entitled to receive distributions equal to 15.0% of net cash flows of the Company, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through the date of the Sale of Minority Interests, the Special Unit Holder did not receive any incentive fees from the Company.
In connection with the Sale of Minority Interests, as of June 9, 2023, the Special Unit Holder became an indirect subsidiary of the Company, though the Special Unit Holder continues to have a contractual obligation to pay any such incentive fees to affiliates of the Former Sponsor, if ever earned.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the six months ended June 30, 2023, the Company recognized property management fee expense of $3.1 million paid to Solstice related to the Winterfell portfolio.
In June 2023, the Company completed the Sale of Minority Interests, involving the sale of its minority interests in the Diversified US/UK and Eclipse Portfolios, together with $1.1 million in cash, to its Former Sponsor, who is affiliated with the majority partner of each joint venture, for all of the Company’s equity securities held by the Former Sponsor and its affiliates. Refer to Note 4, “Investments in Unconsolidated Ventures” for further discussion of the Sale of Minority Interests.
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
Pursuant to the Plan, as of June 30, 2023, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 203,742 restricted stock units totaling $1.3 million and $0.7 million, respectively, based on the share price on the date of each grant.
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
The Company recognized equity-based compensation expense of $56,875 and $45,667 for the three months ended June 30, 2023 and 2022, respectively, and $113,750 and $93,167 for the six months ended June 30, 2023 and 2022, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted stock units totaled $352,500 and $211,250 as of June 30, 2023 and December 31, 2022, respectively. Unvested restricted stock units totaled 111,966 and 54,114 as of June 30, 2023 and December 31, 2022, respectively. As of December 31, 2022, the Company’s shares of restricted common stock were fully vested.
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
Retirement of Shares
In connection with the Sale of Minority Interests, the Company acquired 9.7 million shares of its common stock in exchange for its minority interests in the Diversified US/UK and Eclipse Portfolios from its Former Sponsor, who is affiliated with the majority partner of each joint venture. Upon completion of the Sale of Minority Interests, the Company retired all of the shares of common stock acquired.
To account for the acquisition and retirement of the common stock, the Company estimated the value of its minority interests in the Diversified US/UK and Eclipse Portfolios based on a variety of factors, including historical and projected revenues, market lease rates, the partners’ respective rights under the joint venture agreements, independent third-party appraisals obtained by the joint ventures and other factors deemed relevant. The Company determined the estimated value of minority interests to be approximately $12.5 million at the time of transaction. The estimated value, together with the $1.1 million of cash consideration, net of closing costs, is presented on the consolidated statements of equity as retirement of common stock.
9. Non-controlling Interests
Operating Partnership
Non-controlling interests included the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests was based on the limited partners’ ownership percentage of the Operating Partnership. As a result of the Sale of Minority Interests, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, is 100.0% as of June 30, 2023. Income (loss) allocated to the Operating Partnership non-controlling interests for the period prior to June 9, 2023 were de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $1.2 million and $1.3 million for the three and six months ended June 30, 2023, respectively, and $0.2 million for the three and six months ended June 30, 2022.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2023 (Unaudited)			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Derivative assets - interest rate caps	$—	$472	$—	$—	$652	$—
Investment in Espresso joint venture(1)	—	—	3,075	—	—	—
_______________________________________
(1)The Company elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023. As of December 31, 2022, the investment was accounted for under the equity method.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	June 30, 2023 (Unaudited)			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial liabilities:(1)
Mortgage notes payable, net	$912,853	$904,714	$842,487	$922,355	$912,248	$882,754
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
The following table summarizes the fair value and impairment losses of Level 3 assets which have been measured at fair value on a nonrecurring basis at the time of impairment during the periods presented (dollars in thousands):

	Six Months Ended		Year Ended
	June 30, 2023 (Unaudited)		December 31, 2022
	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Operating real estate, net(1)	$41,496	$38,694	$80,931	$30,900
Investments in unconsolidated ventures	3,075	4,728	28,442	13,419
_______________________________________
(1)During the year ended December 31, 2022, the Company recorded impairment losses totaling $1.0 million for property damage sustained by facilities in its Winterfell and Avamere portfolios. The fair value and impairment losses of these facilities are excluded from the table.
Operating Real Estate, Net
Operating real estate that is impaired is carried at fair value at the time of impairment. Impairment was driven by various factors that impacted undiscounted future net cash flows, including declines in operating performance, market growth assumptions and expected margins to be generated by the properties. Fair value of impaired operating real estate was estimated based upon various approaches including discounted cash flow analysis using terminal capitalization rates ranging from 6.00% to 8.50% and discount rates ranging from 8.5% to 10.5%, third party appraisals and offer prices.
Investments in Unconsolidated Ventures
During the three months ended June 30, 2023, the Company recorded impairment on its investment in the Espresso joint venture, which totaled $4.7 million and reduced the carrying value of its investment to $3.1 million as of June 30, 2023. The Company’s assessment for the recoverability of its investment took into consideration the joint venture’s remaining assets and estimated future cash distributions, less transaction and wind down costs. Upon impairing its investment, the Company elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the year ended December 31, 2022, the Company recorded impairment on its investment in the Diversified US/UK joint venture, which totaled $13.4 million and reduced the carrying value of its investment to $28.4 million as of December 31, 2022. The Company’s assessment for the recoverability of its investment took into consideration the joint venture’s post-COVID-19 underperformance, rising interest rates and the joint venture’s ability to continue to service debt collateralized by substantially all of its domestically-located healthcare real estate. Fair value of the joint venture’s underlying operating real estate was estimated based upon various approaches including discounted cash flow analysis, using terminal capitalization rates ranging from 6.6% to 12.5% and discount rates ranging from 8.8% to 16.0%, and offer prices.
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
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Three Months Ended June 30, 2023	Net Lease	Operating	Unconsolidated Investments	Corporate	Total
Property and other revenues	$341	$50,066	$—	$1,096	$51,503
Property operating expenses	—	(35,026)	—	—	(35,026)
Interest expense	(880)	(10,654)	—	—	(11,534)
General and administrative expenses	—	(525)	—	(3,068)	(3,593)
Depreciation and amortization	(729)	(9,079)	—	—	(9,808)
Impairment loss	—	(38,694)	(4,728)	—	(43,422)
Other income, net	—	70	—	—	70
Realized gain (loss) on investments and other	—	(49)	(4,598)	—	(4,647)
Equity in earnings (losses) of unconsolidated ventures	—	—	(2,546)	—	(2,546)
Income tax expense	—	(11)	—	—	(11)
Net income (loss)	$(1,268)	$(43,902)	$(11,872)	$(1,972)	$(59,014)

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Three Months Ended June 30, 2022	Net Lease	Operating	Unconsolidated Investments	Corporate(1)	Total
Property and other revenues	$247	$44,988	$—	$139	$45,374
Property operating expenses	(11)	(33,219)	—	—	(33,230)
Interest expense	(903)	(9,651)	—	—	(10,554)
Asset management fees - related party	—	—	—	(2,457)	(2,457)
General and administrative expenses	—	(17)	—	(3,738)	(3,755)
Depreciation and amortization	(868)	(8,672)	—	—	(9,540)
Impairment loss	—	(13,002)	—	—	(13,002)
Other income, net	—	5	—	—	5
Realized gain (loss) on investments and other	(206)	(46)	—	—	(252)
Equity in earnings (losses) of unconsolidated ventures	—	—	34,053	—	34,053
Income tax expense	—	(15)	—	—	(15)
Net income (loss)	$(1,741)	$(19,629)	$34,053	$(6,056)	$6,627

	Direct Investments
Six Months Ended June 30, 2023	Net Lease	Operating	Unconsolidated Investments	Corporate	Total
Property and other revenues	$341	$98,915	$—	$1,815	$101,071
Property operating expenses	—	(70,103)	—	—	(70,103)
Interest expense	(1,755)	(21,138)	—	—	(22,893)
Transaction costs	—	—	—	(97)	(97)
General and administrative expenses	—	(525)	—	(6,978)	(7,503)
Depreciation and amortization	(1,458)	(17,999)	—	—	(19,457)
Impairment loss	—	(38,694)	(4,728)	—	(43,422)
Other income, net	—	202	—	—	202
Realized gain (loss) on investments and other	—	283	(4,598)	—	(4,315)
Equity in earnings (losses) of unconsolidated ventures	—	—	(6,468)	—	(6,468)
Income tax expense	—	(26)	—	—	(26)
Net income (loss)	$(2,872)	$(49,085)	$(15,794)	$(5,260)	$(73,011)

	Direct Investments
Six Months Ended June 30, 2022	Net Lease	Operating	Unconsolidated Investments	Corporate	Total
Property and other revenues	$496	$88,053	$—	$157	$88,706
Property operating expenses	(35)	(66,089)	—	—	(66,124)
Interest expense	(1,801)	(19,062)	—	—	(20,863)
Asset management fees - related party	—	—	—	(5,104)	(5,104)
General and administrative expenses	—	(17)	—	(7,424)	(7,441)
Depreciation and amortization	(1,731)	(17,732)	—	—	(19,463)
Impairment loss	—	(13,002)	—	—	(13,002)
Other income, net	—	77	—	—	77
Realized gain (loss) on investments and other	(206)	295	246	—	335
Equity in earnings (losses) of unconsolidated ventures	—	—	36,555	—	36,555
Income tax expense	—	(30)	—	—	(30)
Net income (loss)	$(3,277)	$(27,507)	$36,801	$(12,371)	$(6,354)

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Corporate(1)	Total
June 30, 2023 (Unaudited)	$81,351	$834,230	$128,153	$101,906	$1,145,640
December 31, 2022	83,435	884,137	176,502	93,761	1,237,835
______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.
The following table presents the operators and managers of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

	As of June 30, 2023		Six Months Ended June 30, 2023
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	3,970	$61,938	61.3%
Watermark Retirement Communities	14	1,782	23,781	23.6%
Avamere Health Services	5	453	10,739	10.6%
Integral Senior Living	1	40	2,458	2.4%
Arcadia Management(4)	4	572	341	0.3%
Other(5)	—	—	1,814	1.8%
Total	56	6,817	$101,071	100.0%
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
(4)During the six months ended June 30, 2023, the Company recorded rental income to the extent payments were received.
(5)Consists primarily of interest income earned on corporate-level cash and cash equivalents.
12. Commitments and Contingencies
As of June 30, 2023, the Company believes there are no material unrecorded contingencies that would affect its results of operations, cash flows or financial position.
Litigation and Claims
The Company may be involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, any current legal proceedings are not expected to have a material adverse effect on its financial position or results of operations.
The Company’s operators and managers may be involved in various litigation matters arising in the ordinary course of their business. The unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect such operators’ or managers’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to the Company, which, in turn, could have a material adverse effect on the Company.
As of June 30, 2023, the Company accrued a reserve of $0.6 million, inclusive of legal fees, relating to a resolution of claims against a manager of one of the Company’s direct operating investments, for which the Company has indemnification obligations under the management agreement.
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
General Uninsured Losses
The Company obtains various types of insurance to mitigate the impact of professional liability, property, business interruption, liability, flood, windstorm, earthquake, environmental and terrorism related losses. The Company attempts to obtain appropriate policy terms, conditions, limits and deductibles considering the relative risk of loss, the cost of such coverage and current industry practice. Disruptions in insurance markets may increase the costs of coverage and result in the Company retaining more risk, to the extent it is more commercially reasonable to do so. In addition, there are also certain types of extraordinary losses, such as those due to acts of war or other events, that may be either uninsurable or not economically insurable.
Other
Other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, as well as commitments to fund capital expenditures for certain net lease properties. These commitments do not have a required minimum funding and are limited by agreed upon maximum annual funding amounts.
13.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to June 30, 2023 through the issuance of the consolidated financial statements.
Rochester Loan Default
In July 2023, the Company did not pay debt service on the debt underlying seven properties within the Rochester portfolio, which are cross-defaulted and cross-collateralized, with an aggregate principal amount outstanding of $99.8 million as of June 30, 2023 (the “Rochester Sub-Portfolio Loan”). The Rochester Sub-Portfolio Loan is non-recourse to the Company, subject to limited customary exceptions. As a result of the payment default, on July 26, 2023, the Company received a notice of acceleration of the outstanding principal balance of the Rochester Sub-Portfolio Loan, pursuant to which the lender reserves all rights and remedies under the applicable loan documents, including a potential foreclosure and/or receivership proceeding. The Company is in an active dialogue with the lender to ensure orderly operation of the properties in the interim and to facilitate an optimal resolution for the Company, which may include a voluntary transfer of the assets in lieu of foreclosure and/or receivership, among other things.
Borrowings
In July 2023, the Company exercised its option to extend the maturity date of a mortgage note payable collateralized by a property within the Rochester portfolio from August 2023 to August 2024 and made a $0.3 million principal repayment toward the outstanding principal balance.

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
Overview
We own a diversified portfolio of seniors housing properties, including independent living facilities, or ILFs, assisted living facilities, or ALFs, and memory care facilities, or MCFs, located throughout the United States. In addition, we have investments through non-controlling interests in joint ventures in a broader spectrum of healthcare real estate, including seniors housing properties, as well as, skilled nursing facilities, or SNFs, and ancillary services businesses, located throughout the United States.
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
Business Update
Transaction and Financing Activities
•In June 2023, we sold our minority interests in the Healthcare GA Holdings, General Partnership, which indirectly owned 48 care homes across the United Kingdom, or the Diversified US/UK Portfolio, and the Eclipse Health, General Partnership, which indirectly owned 34 seniors housing facilities, or the Eclipse Portfolio, together with $1.1 million in cash, to our Former Sponsor, who is affiliated with the majority partner of each joint venture, for all of the equity held by the Former Sponsor and its affiliates, including 9,709,553 shares of our common stock, 100 common units in the Operating Partnership and 100 special units in the Operating Partnership, or the Sale of Minority Interests. Upon completion of the Sale of Minority Interests, we retired all of the shares of our common stock acquired. With this Sale of Minority Interests, we were able to strategically exit two minority positions in joint ventures experiencing significant distress, where we had limited ability to control outcomes and a lack of alignment with the majority partner, through a transaction that we believe creates additional value for our remaining shareholders.
•In April 2023, the Espresso joint venture completed the sale of 10 properties, the first of two scheduled sale closings for its remaining sub-portfolio, which generated net proceeds, of which our proportionate share totaled $17.3 million. The final sale is scheduled to close during the third quarter of 2023, though there can be no assurance that the transaction will close on this timeframe or at all.
•In July 2023, we determined not to pay our July debt service on cross-defaulted and cross-collateralized mortgage notes with an aggregate principal amount outstanding of $99.8 million, or the Rochester Sub-Portfolio Loan, in light of the continued negative cash flow generated by the seven collateral properties within the Rochester portfolio, or the Rochester Sub-Portfolio. The Rochester Sub-Portfolio Loan is non-recourse to us, subject to limited customary exceptions which we do not believe are applicable. As a result of the payment default, we received a notice of acceleration of the Rochester Sub-Portfolio Loan, pursuant to which the lender reserves all rights and remedies under the applicable loan documents, including a potential foreclosure and/or receivership proceeding. We are in an active dialogue with the lender to ensure orderly operation of the properties in the interim and to facilitate an optimal resolution for us, which may include a voluntary transfer of the assets in lieu of foreclosure and/or receivership, among other things.

•In July 2023, we exercised our option to extend the maturity date of a mortgage note payable collateralized by a property within the Rochester portfolio from August 2023 to August 2024 and made a $0.3 million principal repayment toward the outstanding principal balance.
Operating Performance
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
The following is a summary of the performance of our investment segments for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023. For additional information on financial results, refer to “—Results of Operations.”
Direct Investments - Operating
The average quarterly occupancy of our facilities improved 0.3% to 85.1% for the second quarter of 2023, while the quarterly occupancy for the seniors housing industry averaged 83.7% for the same period. The average industry occupancy remains 3.4% below its pre-pandemic level of 87.1% in the first quarter of 2020 (source: The National Investment Centers for Seniors Housing & Care Map Top 31 Primary Metropolitan Markets).
A summary of average occupancy of our direct operating investments by property manager is as follows:

	Average Monthly Occupancy			Average Quarterly Occupancy
Manager	June 2023	March 2023	Variance	Q2 2023	Q1 2023	Variance
Solstice Senior Living	87.6%	86.5%	1.1%	87.4%	86.7%	0.7%
Watermark Retirement Communities	79.3%	78.9%	0.4%	78.9%	79.0%	(0.1)%
Avamere Health Services	88.1%	89.8%	(1.7)%	88.7%	89.8%	(1.1)%
Integral Senior Living	86.9%	87.6%	(0.7)%	84.5%	93.7%	(9.2)%
Direct Investments - Operating	85.2%	84.6%	0.6%	85.1%	84.8%	0.3%
The following table is a summary of the operating performance at our direct operating investments for the three months ended June 30, 2023 and March 31, 2023 (dollars in thousands):

	Three Months Ended		Increase (Decrease)
	June 30, 2023	March 31, 2023	Amount	%
Property revenues
Resident fee income	$11,839	$11,850	$(11)	(0.1)%
Rental income	38,227	36,999	1,228	3.3%
Total property revenues	50,066	48,849	1,217	2.5%
Property operating expenses
Salaries and wages	16,561	16,379	182	1.1%
Utilities	2,694	3,361	(667)	(19.8)%
Food and beverage	2,649	2,589	60	2.3%
Repairs and maintenance	3,627	3,420	207	6.1%
Property taxes	2,880	3,132	(252)	(8.0)%
Property management fee	2,499	2,458	41	1.7%
All other expenses	4,116	3,738	378	10.1%
Total property operating expenses	35,026	35,077	(51)	(0.1)%
Total property revenues, net of property operating expenses	$15,040	$13,772	$1,268	9.2%

Overall, property revenues, net of property operating expenses, increased by $1.3 million for the three months ended June 30, 2023 as compared to the prior quarter. Rental and resident fee income increased by $1.2 million as a result of improved occupancy and increases in market rates for new residents and in-place rates for existing residents across our direct operating investments. Property operating expenses decreased by $0.1 million due to lower utility costs and real estate tax refunds primarily at our Winterfell portfolio, partially offset by increased marketing and advertising expenses.
Despite overall improved operating performance at our direct operating investments, certain properties continue to struggle with occupancy and rate growth and controlling expenses. In particular, the Rochester Sub-Portfolio, generated negative cash flow of approximately $4.0 million during the six months ended June 30, 2023, after payment of debt service on floating rate debt, and we do not currently expect the Rochester Sub-Portfolio to generate positive cash flow for an extended period of time. As a result, we elected to default on our debt service payments on the Rochester Sub-Portfolio in July 2023. Refer to “—Transaction and Financing Activities” for further information.
Direct Investments - Net Lease
Beginning in February 2021, the operator of the four net lease properties in our Arbors portfolio has been unable to satisfy its obligations under its leases. In accordance with a forbearance and modification agreement entered into in March 2023, or the Forbearance Agreement, the operator remits rent based on the properties’ available cash after satisfying property-level expenses.
During the three months ended June 30, 2023, we recognized rental income from our Arbors portfolio to the extent excess cash flow was received, which totaled $0.3 million. During the three months ended March 31, 2023, we did not receive any excess cash flow to be recognized as rental income. As a result, during the six months ended June 30, 2023 we have utilized cash reserves of approximately $2.3 million to fund debt service payments, including principal amortization, which is expected to continue until the cash flow and rent received from the portfolio improves from current levels.
The operator of our net lease properties continues to be impacted by sub-optimal occupancy levels and elevated operating expenses, which has resulted in limited cash flow generated by properties. Average quarterly occupancy improved 0.2% to 73.0% during the three months ended June 30, 2023 from 72.8% during the three months ended March 31, 2023.
Unconsolidated Investments
We own minority, non-controlling interests in joint ventures, which own investments in real estate properties. The following table presents the distributions received from our unconsolidated investments (dollars in thousands):

	Cash Distributions for the Three Months Ended
	June 30, 2023			March 31, 2023
Portfolio	Sales	Other	Total	Sales	Other	Total
Espresso	$17,281	$2,163	$19,444	$—	$—	$—
Trilogy	—	2,334	2,334	—	2,334	2,334
Total	$17,281	$4,497	$21,778	$—	$2,334	$2,334
During the three months ended June 30, 2023, we received distributions from our unconsolidated investments, which totaled $21.8 million as compared to $2.3 million for the three months ended March 31, 2023. Higher distributions during the three months ended June 30, 2023 were a result of sale proceeds distributed from the Espresso joint venture.
The following is a summary of operations and performance for our unconsolidated investments, excluding sold investments, for the three months ended June 30, 2023:
Trilogy
While continuing to improve from pandemic-era lows, the occupancy of the joint venture's facilities remains below historical levels, which has impacted operating revenues. Operating expenses continue to be impacted by inflationary pressures, most significantly labor-related costs, however, the joint venture has recognized COVID-19 provider relief grant income, which has partially offset the elevated expenses. In addition, the joint venture has incurred higher interest expense on its floating rate debt outstanding due to rising market interest rates.
Espresso
The joint venture received full contractual rent from the net lease operators of its remaining portfolio. As a result in April 2023, the joint venture distributed excess cash flow, of which our proportionate share totaled $2.2 million. In addition, the joint venture distributed sale proceeds from a sub-portfolio sale, of which our proportionate share totaled $17.3 million. Refer to “—Transaction and Financing Activities” for additional information.

The following is a summary of operations and performance for our unconsolidated investments that were sold during the three months ended June 30, 2023:
Diversified US/UK
The Diversified US/UK joint venture experienced significant distress over 2022 and 2023, which ultimately resulted in a sale of 15 MOBs in February 2023 for a purchase price effectively equivalent to the outstanding debt balance and a voluntary transfer to the mezzanine lender in lieu of foreclosure on the remainder of the U.S. assets, including 91 MOBs, 47 ILFs, ALFs and MCFs, 39 SNFs and 9 specialty hospitals, in May 2023. The joint venture’s majority partner effected a lease and loan restructuring in late 2022 on the joint venture’s remaining portfolio, 48 care homes located in the United Kingdom, or the UK Portfolio, which contemplated an extended period for the UK Portfolio to reach stabilization.
Eclipse
The joint venture continued to struggle with cash flow and liquidity issues. At the time of the Sale of Minority Interests, of the remaining 34 seniors housing properties, the majority were in receivership and subject to pending foreclosure proceedings or were likely to be placed in receivership or conveyed to lenders in a voluntary transfer in lieu of foreclosure proceedings, and the remaining properties were being sold or marketed for sale.
As a result of the foregoing, and in light of our inability to exert significant influence or control over operations or transactions at the underlying joint ventures and concerns regarding potential conflicts of interest and lack of alignment of with the majority partner, we elected to sell our minority interests in both the Diversified US/UK and Eclipse joint ventures to an affiliate of the majority partner on June 9, 2023. Refer to “—Transaction and Financing Activities” above.
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
Through our unconsolidated investments, we have additional investments in seniors housing facilities, as well as in additional types of healthcare real estate, including the following:

•Integrated Senior Health Campuses. provide a range of services, such as those described for ILFs, ALFs, MCFs, SNFs, in an integrated campus.
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
The following table presents a summary of investments as of June 30, 2023 (dollars in thousands):

		Properties(1)
Investment Type / Portfolio	Amount(2)	ILF	ALF	MCF	SNF	Integrated Campus	Total	Primary Locations	Ownership Interest
Direct Investments - Operating
Winterfell	$723,200	32	—	—	—	—	32	12 U.S. States	100.0%
Rochester	148,684	7	3	—	—	—	10	New York	97.0%
Avamere	93,902	—	5	—	—	—	5	Washington/Oregon	100.0%
Aqua	83,142	2	1	1	—	—	4	Texas/Ohio	97.0%
Oak Cottage	18,633	—	—	1	—	—	1	California	100.0%
Subtotal	$1,067,561	41	9	2	—	—	52

Direct Investments - Net Lease
Arbors	$103,915	—	4	—	—	—	4	New York	100.0%
Total Direct Investments	$1,171,476	41	13	2	—	—	56

Unconsolidated Investments
Trilogy(3)	$124,816	—	—	—	—	98	98	4 U.S. States	23.2%
Espresso	3,075	—	—		23	—	23	Ohio/Michigan	36.7%
Solstice(4)	262	—	—	—	—	—	—		20.0%
Total Unconsolidated Investments	$128,153	—	—	—	23	98	121

Total Investments	$1,299,629	41	13	2	23	98	177
_______________________________________
(1)Classification based on predominant services provided, but may include other services.
(2)For direct investments, amount represents operating real estate, before accumulated depreciation as presented in our consolidated financial statements as of June 30, 2023. For unconsolidated investments, amount represents the carrying value of our investments in unconsolidated ventures as presented in our consolidated financial statements as of June 30, 2023. For additional information, refer to “Note 3, Operating Real Estate” and “Note 4, Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements.”
(3)Includes institutional pharmacy, therapy businesses and lease purchase buy-out options, which are not subject to property count.
(4)Represents our investment in Solstice Senior Living, LLC, or Solstice, the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, or ISL, a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%.

The following presents the properties of our direct and unconsolidated investments by property type and geographic location based on our proportionate share of cost as of June 30, 2023:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

SNF
2.1%
MCF
1.0%
ALF
13.3%
Integrated
Campus
22.8%
ILF
60.8%

Southeast
2.8%
Northwest
11.5%
Midwest
32.4%
Southwest
12.2%
West
16.0%
Northeast
25.1%

_______________________________________
(1)Classification based on predominant services provided, but may include other services.

The following table presents the operators and managers of our direct investments (dollars in thousands):

	As of June 30, 2023		Six Months Ended June 30, 2023
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	3,970	$61,938	61.3%
Watermark Retirement Communities	14	1,782	23,781	23.6%
Avamere Health Services	5	453	10,739	10.6%
Integral Senior Living	1	40	2,458	2.4%
Arcadia Management(4)	4	572	341	0.3%
Other(5)	—	—	1,814	1.8%
Total	56	6,817	$101,071	100.0%
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
(4)During the six months ended June 30, 2023, we recorded rental income to the extent payments were received.
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
Watermark Retirement Communities and Solstice, together with their affiliates, manage substantially all of our operating properties. As of June 30, 2023, Watermark and Solstice or their respective affiliates collectively managed 46 of our seniors housing facilities pursuant to management agreements. For the six months ended June 30, 2023, properties managed by Watermark and Solstice represented 23.6% and 61.3% of our total property and other revenues, respectively, and 19.7% and 61.7% of our operating real estate, respectively. Through our 20.0% ownership of Solstice, we are entitled to certain rights and minority protections.
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
As of June 30, 2023, we had four ALF properties operated by Arcadia Management under net leases. These leases obligate Arcadia to pay a fixed rental amount and pay all property-level expenses, with a lease term that expires in August 2029. However, Arcadia has been unable to satisfy its obligations under its leases since February 2021, and instead remits rent and pays property-level expenses based on its available cash. On March 27, 2023, we entered into the Forbearance Agreement, with Arcadia, pursuant to which we are entitled to receive all cash flow in excess of permitted expenses, and are required to fund any operating deficits, through 2025, subject to the terms and conditions thereof. As a result, we participate in the risks and rewards of this portfolio similar to our operating properties. We also agreed to make available funds for capital improvements in order to stabilize and drive improved performance in this portfolio. If Arcadia performs under the Forbearance Agreement, it will be entitled to forgiveness of accrued and unpaid rent during the forbearance period and a potential incentive fee tied to disposition of the portfolio above a certain value.

Unconsolidated Investments
For investments accounted for under the equity method, we report our proportionate interest of revenues and expenses from our unconsolidated joint ventures through equity in earnings (losses) of unconsolidated ventures on our consolidated statements of operations. For investments accounted for under the fair value option method, we will record any changes to its investment’s fair value in realized gain (loss) on investments and other in the consolidated statements of operations. As of June 30, 2023, our unconsolidated investment portfolios are as follows:
•Trilogy. Portfolio of Integrated Senior Health Campuses located in the Midwest and operated pursuant to management agreements with Trilogy Health Services. The portfolio includes ancillary services businesses, including a therapy business and a pharmacy business. American Healthcare REIT, Inc., or AHR, and management of Trilogy own the remaining 76.8% of this portfolio.
•Espresso. The joint venture is in the process of completing the second and final sale of its remaining net lease portfolio consisting of 22 SNFs located in Ohio and Michigan. An affiliate of Formation acts as the general partner and manager of this investment. Formation and Safanad Management Limited own the remaining 63.3% of this portfolio.
•Solstice. Operator platform joint venture established to manage the operations of the Winterfell portfolio. An affiliate of ISL owns the remaining 80.0%.
In connection with the Sale of Minority Interests, we sold our minority, non-controlling interests in the Diversified US/UK portfolio and Eclipse portfolios. Refer to “—Transaction and Financing Activities” for additional information.
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
Impairment
At this time, it is difficult to assess and estimate the lasting effects of the COVID-19 pandemic, inflation, rising interest rates, risk of recession and other economic conditions. As the future impact will depend on many factors beyond our control and knowledge, the resulting effect on impairment of our operating real estate and investments in unconsolidated ventures may materially differ from our current expectations and further impairment charges may be recorded in the future.
Direct Operating Investments
During the six months ended June 30, 2023, we recorded impairment losses on our operating real estate totaling $38.7 million, including impairment losses of $38.6 million for five facilities within the Rochester portfolio as a result of shortened hold period assumptions due to the facilities defaulting on their loan payments in July 2023. We are in an active dialogue with the lender to facilitate an optimal resolution for us, which may include a voluntary transfer of the facilities in lieu of foreclosure and/or receivership and would result in a gain recognized on the extinguishment of the debt. Refer to “—Transaction and Financing Activities” for additional discussion. Additionally, we recorded impairment losses totaling $0.1 million for a land parcel within the Rochester Portfolio as a result of lower estimated market value.
Accumulated impairment losses totaled $220.2 million for operating real estate that we continue to hold as of June 30, 2023. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and 2021 for additional information regarding impairment recorded in prior years.
Unconsolidated Investments
During the six months ended June 30, 2023, we recorded an impairment on our investment in the Espresso joint venture totaling $4.7 million, which reduced the carrying value of our investment to $3.1 million. Our assessment for the recoverability of our investment took into consideration the joint venture’s remaining assets and estimated future cash distributions, less transaction and wind down costs. Upon impairing our investment, we elected the fair value option method to account for our investment in the Espresso joint venture on June 30, 2023.
The joint ventures underlying our unconsolidated ventures assess and record impairment and reserves on their respective real estate portfolios, goodwill, and other assets, and we recognize our proportionate share through equity in earnings (losses). During the six months ended June 30, 2023, the underlying Diversified US/UK joint venture recorded impairment losses on its UK Portfolio, due to, among other things, an extended period contemplated for the UK Portfolio to reach stabilization. Our proportionate share of the impairment losses recorded by the Diversified US/UK joint venture totaled $11.4 million.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 to June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	%
Property and other revenues
Resident fee income	$11,839	$10,958	$881	8.0%
Rental income	38,568	34,277	4,291	12.5%
Other revenue	1,096	139	957	688.5%
Total property and other revenues	51,503	45,374	6,129	13.5%
Expenses
Property operating expenses	35,026	33,230	1,796	5.4%
Interest expense	11,534	10,554	980	9.3%
Asset management fees - related party	—	2,457	(2,457)	(100.0)%
General and administrative expenses	3,593	3,755	(162)	(4.3)%
Depreciation and amortization	9,808	9,540	268	2.8%
Impairment loss	43,422	13,002	30,420	234.0%
Total expenses	103,383	72,538	30,845	42.5%
Other income, net	70	5	65	1,300.0%
Realized gain (loss) on investments and other	(4,647)	(252)	(4,395)	1,744.0%
Equity in earnings (losses) of unconsolidated ventures	(2,546)	34,053	(36,599)	(107.5)%
Income tax expense	(11)	(15)	4	(26.7)%
Net income (loss)	$(59,014)	$6,627	$(65,641)	(990.5)%
Total Property and Other Revenues
The following table presents resident fee income generated by our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$11,839	$10,958	$881	8.0%
ILF properties	38,227	34,030	4,197	12.3%
Net lease properties	341	247	94	38.1%
Other revenue	1,096	139	957	688.5%
Total resident fee income	$51,503	$45,374	$6,129	13.5%
Overall, total property and other revenues increased $6.1 million during the three months ended June 30, 2023. Revenues generated by our operating properties increased as a result of improved occupancy and higher market rates for new residents and in-place rates for existing residents. Other revenue consists of interest earned on cash and cash equivalents, which increased during the three months ended June 30, 2023 as a result of higher market interest rates.
Property Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$9,265	$8,677	$588	6.8%
ILF properties	25,761	24,542	1,219	5.0%
Net lease properties	—	11	(11)	(100.0)%
Total property operating expenses	$35,026	$33,230	$1,796	5.4%
Overall, total operating expenses increased $1.8 million, primarily due to inflationary pressures impacting significantly all variable operating costs, most notably wages and benefits, repairs and maintenance, insurance, and food and beverage costs. In addition, management fees increased in line with revenue growth.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$1,653	$1,435	$218	15.2%
ILF properties	9,001	8,216	785	9.6%
Net lease properties	880	903	(23)	(2.5)%
Total interest expense	$11,534	$10,554	$980	9.3%
Interest expense increased $1.0 million as a result of higher interest expense on our floating rate debt. The increase was partially offset by a decrease in the average mortgage notes principal balances as compared to June 30, 2022 due to continued principal amortization.
Asset Management Fees - Related Party & General and Administrative Expenses
The advisory agreement with our Former Advisor was terminated on October 21, 2022. As a result, no asset management fees were incurred during 2023 as compared to $2.5 million incurred during the three months ended June 30, 2022.
Under our new internalized structure, we directly incur and pay all general and administrative expenses, including personnel costs related to our executive officers, which were not allocable under the former advisory agreement. General and administrative expenses decreased as compared to the three months ended June 30, 2022 primarily due to lower professional services and director compensation incurred during the three months ended June 30, 2023.
Combining asset management fees and general and administrative expenses, $2.6 million of cost savings were realized under the internalized structure during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$1,808	$1,815	$(7)	(0.4)%
ILF properties	7,271	6,857	414	6.0%
Net lease properties	729	868	(139)	(16.0)%
Total depreciation and amortization	$9,808	$9,540	$268	2.8%
Depreciation and amortization expense increased $0.3 million as a result of additional capital expenditures, primarily at our Winterfell portfolio. The increase was partially offset by lower depreciation at our net lease portfolio due to impairments recognized during the year ended December 31, 2022, which reduced building depreciation expense in 2023.
Impairment Loss
During the three months ended June 30, 2023, impairment losses on operating real estate totaled $38.7 million and impairment losses recorded on unconsolidated ventures investments totaled $4.7 million. Refer to “—Impairment” for additional discussion.
During the three months ended June 30, 2022, impairment losses on operating real estate totaled $13.0 million, consisting of $8.5 million and $3.9 million recognized for facilities within our Winterfell and Rochester portfolios, respectively. In addition, we recognized $0.6 million for property damage sustained by facilities within our Winterfell portfolio.
Other Income, Net
During the three months ended June 30, 2023, other income, net consisted of capital expenditure reimbursements from the state of Oregon’s Long-Term Care Capital Improvement and Emergency Preparedness Program, received and recognized by the facilities within our Avamere portfolio. Other income, net for the three months ended June 30, 2022 was de minimis.

Realized Gain (Loss) on Investments and Other
In connection with the Sale of Minority Interests, we realized a loss totaling $1.3 million, representing the difference between the fair value and carrying value of our investments in the Diversified US/UK and Eclipse joint ventures, which was the consideration exchanged in the transaction for the acquisition of our common stock. In addition, as a result of the Sale of Minority Interests, we reclassified the accumulated foreign currency losses, totaling $3.3 million, related to the Diversified US/UK portfolio, previously recorded through other comprehensive income on the consolidated statements of equity to realized gain (loss) on investments and other. Refer to “—Transaction and Financing Activities” for additional discussion.
During the three months ended June 30, 2022, we recognized losses on investment activity, which were partially offset by a gain recognized on the Oak Cottage discounted financing payoff.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, after FFO and MFFO adjustments		Increase (Decrease)
Trilogy	$909	$2,678	$4,651	$4,200	$5,560	$6,878	$(1,318)	(19.2)%
Espresso	9,119	31,999	(8,818)	(30,215)	301	1,784	(1,483)	(83.1)%
Solstice	(31)	(22)	—	—	(31)	(22)	(9)	40.9%
Investments sold	(12,543)	(602)	12,694	1,847	151	1,245	(1,094)	(87.9)%
Total	$(2,546)	$34,053	$8,527	$(24,168)	$5,981	$9,885	$(3,904)	(39.5)%
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
Excluding the investments in unconsolidated ventures sold during the period, equity in earnings decreased by $24.7 million primarily due to the gains recognized in the three months ended June 30, 2022 exceeding gains recognized in three months ended June 30, 2023 for sub-portfolio sales in the Espresso joint venture. Equity in earnings, after FFO and MFFO adjustments, decreased by $2.8 million due to lower rental income recognized by the Espresso joint venture during the three months ended June 30, 2023 as a result of the sub-portfolio sales during 2022 and 2023. In addition, Trilogy joint venture recognized lower federal and state COVID-19 provider relief grants during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2023 to June 30, 2022 (dollars in thousands)

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	%
Property and other revenues
Resident fee income	$23,689	$21,713	$1,976	9.1%
Rental income	75,567	66,836	8,731	13.1%
Other revenue	1,815	157	1,658	1,056.1%
Total property and other revenues	101,071	88,706	12,365	13.9%
Expenses
Property operating expenses	70,103	66,124	3,979	6.0%
Interest expense	22,893	20,863	2,030	9.7%
Transaction costs	97	—	97	NA
Asset management fees - related party	—	5,104	(5,104)	(100.0)%
General and administrative expenses	7,503	7,441	62	0.8%
Depreciation and amortization	19,457	19,463	(6)	—%
Impairment loss	43,422	13,002	30,420	234.0%
Total expenses	163,475	131,997	31,478	23.8%
Other income, net	202	77	125	162.3%
Realized gain (loss) on investments and other	(4,315)	335	(4,650)	(1,388.1)%
Equity in earnings (losses) of unconsolidated ventures	(6,468)	36,555	(43,023)	(117.7)%
Income tax expense	(26)	(30)	4	(13.3)%
Net income (loss)	$(73,011)	$(6,354)	$(66,657)	1,049.1%
Total Property and Other Revenues
The following table presents total property and other revenues (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$23,689	$21,713	$1,976	9.1%
ILF properties	75,226	66,340	8,886	13.4%
Net lease properties	341	496	(155)	(31.3)%
Other revenue	1,815	157	1,658	1,056.1%
Total property and other revenues	$101,071	$88,706	$12,365	13.9%
Overall, total property and other revenues increased $12.4 million during the six months ended June 30, 2023. Revenues generated by our operating properties increased as a result of improved occupancy and higher market rates for new residents and in-place rates for existing residents. We recognized lower rental income from our Arbors net lease portfolio during the six months ended June 30, 2023. Other revenue consists of interest earned on cash and cash equivalents, which increased during the six months ended June 30, 2023 as a result of higher market interest rates.
Property Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$18,408	$17,295	$1,113	6.4%
ILF properties	51,695	48,794	2,901	5.9%
Net lease properties	—	35	(35)	(100.0)%
Total property operating expenses	$70,103	$66,124	$3,979	6.0%
Overall, total operating expenses increased $4.0 million, primarily due to inflationary pressures impacting significantly all variable operating costs, most notably wages and benefits, repairs and maintenance, insurance, utilities and food and beverage costs. In addition, management fees increased in line with revenue growth.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$3,270	$2,813	$457	16.2%
ILF properties	17,868	16,249	1,619	10.0%
Net lease properties	1,755	1,801	(46)	(2.6)%
Total interest expense	$22,893	$20,863	$2,030	9.7%
Interest expense increased $2.0 million as a result of higher interest expense on our floating rate debt. The increase was partially offset by a decrease in the average mortgage notes principal balances as compared to June 30, 2022 due to continued principal amortization.
Transaction Costs
Transaction costs for the six months ended June 30, 2023 consist of $0.1 million for costs associated with the Internalization and the transition of services and systems previously provided by the Former Advisor.
Asset Management Fees - Related Party & General and Administrative Expenses
The advisory agreement with our Former Advisor was terminated on October 21, 2022. As result, no asset management fees were incurred during 2023 as compared to $5.1 million incurred during the six months ended June 30, 2022.
Under our new internalized structure, we directly incur and pay all general and administrative expenses, including personnel costs related to our executive officers, which were not allocable under the former advisory agreement. General and administrative expenses increased $0.1 million as compared to the six months ended June 30, 2022.
Combining asset management fees and general and administrative expenses, $5.0 million of cost savings were realized under the internalized structure during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$3,649	$3,628	$21	0.6%
ILF properties	14,350	14,104	246	1.7%
Net lease properties	1,458	1,731	(273)	(15.8)%
Total depreciation and amortization	$19,457	$19,463	$(6)	—%
Depreciation and amortization expense decreased at our net lease properties primarily as a result of impairments recognized during the year ended December 31, 2022, which reduced building depreciation expense in 2023. The decrease was offset by increased depreciation at our ALFs, MCFs and ILFs, primarily as a result of capital improvements during 2023.
Impairment Loss
During the six months ended June 30, 2023, impairment losses on operating real estate totaled $38.7 million and impairment losses recorded on unconsolidated ventures investments totaled $4.7 million. Refer to “—Impairment” for additional discussion.
During the six months ended June 30, 2022, impairment losses on operating real estate totaled $13.0 million, consisting of $8.5 million and $3.9 million recognized for facilities within our Winterfell and Rochester portfolios, respectively. In addition, we recognized $0.6 million for property damage sustained by facilities within our Winterfell portfolio.

Other Income, Net
During the six months ended June 30, 2023, other income, net consisted of capital expenditure reimbursements from the state of Oregon’s Long-Term Care Capital Improvement and Emergency Preparedness Program received and recognized by facilities within our Avamere portfolio. During the six months ended June 30, 2022, other income, net consisted primarily of COVID-19 testing reimbursements received and recognized by our Avamere portfolio.
Realized Gain (Loss) on Investments and Other
In connection with the Sale of Minority Interests, we realized a loss totaling $1.3 million, representing the difference between the fair value and carrying value of our investments in the Diversified US/UK and Eclipse joint ventures, which was the consideration exchanged in the transaction for the acquisition of our common stock. In addition, as a result of the Sale of Minority Interests, we reclassified the accumulated foreign currency losses, totaling $3.3 million, related to the Diversified US/UK portfolio, previously recorded through other comprehensive income on the consolidated statements of equity to realized gain (loss) on investments and other. Refer to “—Transaction and Financing Activities” for additional discussion.
During the six months ended June 30, 2022, we recognized gains on mortgage interest rate caps, a discounted financing payoff and a distribution that exceeded our carrying value for an unconsolidated investment. Gains were partially offset by losses recognized on investment activity.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, after FFO and MFFO adjustments		Increase (Decrease)
Trilogy	$600	$4,705	$8,988	$8,168	$9,588	$12,873	$(3,285)	(25.5)%
Espresso	9,228	33,953	(8,283)	(29,738)	945	4,215	(3,270)	(77.6)%
Solstice	(60)	(58)	—	—	(60)	(58)	(2)	3.4%
Investments sold	(16,236)	(2,045)	15,087	5,945	(1,149)	3,900	(5,049)	(129.5)%
Total	$(6,468)	$36,555	$15,792	$(15,625)	$9,324	$20,930	$(11,606)	(55.5)%
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
Excluding the investments in unconsolidated ventures sold during the period, equity in earnings (losses) decreased $28.8 million primarily due to the gains recognized in the six months ended June 30, 2022 exceeding gains recognized in the six months ended June 30, 2023 for sub-portfolio sales in the Espresso joint venture. Equity in earnings (losses), after FFO and MFFO adjustments, decreased $6.6 million primarily due to higher interest expense on floating rate debt, most significantly in the Trilogy joint venture. Additionally, prior period portfolio sales in the Espresso joint venture resulted in lower rental income during the six months ended June 30, 2023.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(57,781)	$6,807	$(71,707)	$(6,129)
Adjustments:
Depreciation and amortization	9,808	9,540	19,457	19,463
Depreciation and amortization related to non-controlling interests	(74)	(72)	(147)	(144)
Depreciation and amortization related to unconsolidated ventures	4,543	6,926	10,191	14,096
Realized (gain) loss from sales of property	—	454	(136)	425
Realized gain (loss) from sales of property related to non-controlling interests	—	(7)	4	(6)
Realized (gain) loss from sales of property related to unconsolidated ventures	(8,152)	(41,591)	(7,894)	(43,902)
Impairment losses of depreciable real estate	38,694	13,002	38,694	13,002
Impairment loss on real estate related to non-controlling interests	(1,161)	(117)	(1,161)	(117)
Impairment losses of depreciable real estate held by unconsolidated ventures	7,682	—	7,682	20
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(6,441)	$(5,058)	$(5,017)	$(3,292)
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(6,441)	$(5,058)	$(5,017)	$(3,292)
Adjustments:
Transaction costs	—	—	97	—
Amortization of premiums, discounts and fees on investments and borrowings	1,009	975	1,994	1,944
Realized (gain) loss on investments and other	4,647	(202)	4,451	(760)
Adjustments related to unconsolidated ventures(1)	4,454	10,497	5,813	14,161
Adjustments related to non-controlling interests	(4)	(3)	(1)	4
Impairment of real estate related investment	4,728	—	4,728	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$8,393	$6,209	$12,065	$12,057
_______________________________________
(1)Primarily represents our proportionate share of liability extinguishment gains, loan loss reserves, transaction costs and amortization of above/below market debt adjustments, straight-line rent adjustments, impairment of goodwill, debt extinguishment losses and deferred financing costs, incurred through our investments in unconsolidated ventures.
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
As of August 11, 2023, we had approximately $107.5 million of unrestricted cash and currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties and rental income from our net lease properties. In addition, we receive distributions from our investments in unconsolidated ventures. Net cash provided by operating activities was $11.3 million for the six months ended June 30, 2023.
A substantial majority of our direct investments are operating properties whereby we are directly exposed to various operational risks. While our direct investments have not experienced any significant issues collecting rents or other fees from residents, cash flow has continued to be negatively impacted by rate pressures, cost inflation, rising interest rates and other economic market conditions. We expect that these factors will continue to materially impact our revenues, expenses and cash flow generated by the communities of our direct investments. We have utilized cash reserves generated from asset realizations to fund debt service payments and capital expenditures, which is expected to continue until the operating margins of our direct investments improve from current levels.
We have significant joint ventures and will not be able to control the timing of distributions, if any, from these investments. As of June 30, 2023, our unconsolidated joint ventures and consolidated joint ventures represented 9.9% and 17.8%, respectively, of our total investments, based on carrying value. Our unconsolidated joint ventures, which have been similarly impacted as our direct investments by the COVID-19 pandemic, inflation, rising interest rates and other economic market conditions, may continue to limit distributions to preserve liquidity.
Borrowings
We use asset-level financing as part of our investment strategy to leverage our investments while managing refinancing and interest rate risk. We typically finance our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing.
During the six months ended June 30, 2023, we paid $30.4 million in recurring principal and interest payments on borrowings. As of June 30, 2023, we had $912.9 million of consolidated asset-level borrowings outstanding. Fixed-rate borrowings totaled $783.6 million with interest rates ranging from 3.0% to 4.6%. Floating-rate borrowings totaled $129.3 million and are subject to fluctuating London Interbank Offered Rate, or LIBOR, or Secured Overnight Financing Rate, or SOFR. As of June 30, 2023, effective interest rates on floating rate debt ranged from 7.53% to 8.07%.
As the impact of inflation, rising interest rates, risk of recession and other economic market conditions continue to influence our investments’ performance and market values, our ability to service or refinance our borrowings may be negatively impacted, including $590.0 million of borrowings collateralized by our Winterfell portfolio that matures in June 2025.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of June 30, 2023, our leverage was 55.8% of our assets, other than intangibles, before deducting non-cash reserves and depreciation. As of June 30, 2023, indirect leverage on assets, other than intangibles, before deducting non-cash reserves and depreciation, held through our unconsolidated joint ventures was 57.4%.
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
The following table presents cash used for capital expenditures at our direct investments (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	2023 vs. 2022 Change
ALF/MCF properties	$1,021	$627	$394
ILF properties	10,069	9,782	287
Net lease properties	—	251	(251)
Total capital expenditures	$11,090	$10,660	$430
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
We have made significant investments through both consolidated and unconsolidated joint ventures with third parties. We have limited ability to influence material decisions at our unconsolidated joint ventures, including the disposition of assets. Certain portfolios within our unconsolidated joint ventures have experienced loan defaults, which, in some instances, have resulted in the loss of collateral. Refer to “—Transaction and Financing Activities” for further information regarding dispositions of our unconsolidated joint ventures.
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

Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,
Cash flows provided by (used in):	2023	2022	2023 vs. 2022 Change
Operating activities	$11,259	$(12,102)	$23,361
Investing activities	3,040	27,480	(24,440)
Financing activities	(10,797)	(109,239)	98,442
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,502	$(93,861)	$97,363
Operating Activities
Net cash provided by operating activities totaled $11.3 million for the six months ended June 30, 2023, as compared to $12.1 million net cash used in operating activities for the six months ended June 30, 2022. The change in cash flow from operating activities was a result of distributions received from our unconsolidated investment in the Espresso joint venture, a portion of which has been classified as operating cash flows. Additionally, increases in rates and occupancy at our direct operating investments, resulted in higher rent and resident fees collected during the six months ended June 30, 2023 and lower reimbursement payments made to our Former Advisor increased cash flow from operations.

Investing Activities
Our cash flows from investing activities are primarily proceeds from investment dispositions, net of any capital expenditures. We continue to invest capital into our operating portfolios in order to maintain market position and enhance overall asset value. Net cash provided by investing activities totaled $3.0 million for the six months ended June 30, 2023 as compared to $27.5 million for the six months ended June 30, 2022. Cash flows provided by investing activities for the six months ended June 30, 2023 consisted of distributions received from our Espresso and Trilogy unconsolidated investments classified as investing cash flows, which totaled $8.8 million and $4.7 million, respectively, partially offset by capital expenditures for our direct investments. Cash flows provided by investing activities for the six months ended June 30, 2022 consisted of distributions received from our unconsolidated investments, which totaled $38.1 million, less capital expenditures for our direct investments.
Financing Activities
Cash flows used in financing activities totaled $10.8 million for the six months ended June 30, 2023 compared to $109.2 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, net cash flows used in financing activities were primarily recurring principal amortization on our mortgage notes. For the six months ended June 30, 2022, net cash flows used in financing activities were primarily attributable to the special distribution our board of directors declared of $0.50 per share for each stockholder of record on May 2, 2022, or the Special Distribution, which was paid in cash on or around May 5, 2022 and totaled approximately $97.0 million. In addition, the repayment of the financing on Oak Cottage and recurring principal amortization on our mortgage notes contributed to cash flows used in financing activities.
Off-Balance Sheet Arrangements
As of June 30, 2023, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I, Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Distributions Declared and Paid
From inception through June 30, 2023, we declared $530.9 million in distributions, inclusive of the Special Distribution, and generated cumulative FFO of $104.3 million. From the date of our first investment on April 5, 2013 through December 31, 2017, we declared an annualized distribution amount of $0.675 per share of our common stock. From January 1, 2018 through January 31, 2019, we declared an annualized distribution amount of $0.3375 per share of our common stock. Effective February 1, 2019, our board of directors suspended recurring distributions in order to preserve capital and liquidity. On April 20, 2022, our board of directors declared the Special Distribution of $0.50 per share for each stockholder of record on May 2, 2022 totaling approximately $97.0 million. While we do not anticipate recurring dividends in the near future, in light of the cash flow generated by our investments as compared to our capital expenditure needs and debt service obligations, our management and board of directors will evaluate special distributions in connection with asset sales and other realizations of our investments on a case-by-case basis based on, among other factors, current and projected liquidity needs, opportunities for investment in our assets (such as capital expenditure and de-levering opportunities) and other strategic initiatives.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Former Advisor (dollars in thousands):

Reimbursements to Former Advisor Entities		Due to Related Party as of December 31, 2022	Six Months Ended June 30, 2023			Due to Related Party as of June 30, 2023 (Unaudited)
	Financial Statement Location		Incurred		Paid
Operating costs	General and administrative expenses/Transaction costs	$469	$315	(1)	$(501)	$283
_____________________________________
(1)Represents costs incurred under the TSA during the six months ended June 30, 2023.
Incentive Fee
The Special Unit Holder, an affiliate of the Former Advisor, was entitled to receive distributions equal to 15.0% of our net cash flows, whether from continuing operations, repayment of loans, disposition of assets or otherwise, but only after stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. From inception through the Sale of Minority Interests, the Special Unit Holder did not receive any incentive fees.
In connection with the Sale of Minority Interests, as of June 9, 2023, the Special Unit Holder became an indirect subsidiary of us, though the Special Unit Holder continues to have a contractual obligation to pay any such incentive fees to affiliates of the Former Sponsor, if ever earned.
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who own 80.0%, and us, who owns 20.0%. For the six months ended June 30, 2023, we recognized property management fee expense of $3.1 million paid to Solstice related to the Winterfell portfolio.
In June 2023, we completed the Sale of Minority Interests, involving the sale of our minority interests in the Diversified US/UK Portfolio and Eclipse Portfolio, together with $1.1 million in cash, to our Former Sponsor, who is affiliated with the majority partner of each joint venture, for all of our equity securities held by the Former Sponsor and its affiliates. Refer to “—Transaction and Financing Activities” for further discussion of the Sale of Minority Interests.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of June 30, 2023, 14.2% of our total borrowings were floating-rate liabilities, which are related to mortgage notes payable of our direct operating investments.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as LIBOR or SOFR and typically reprices every 30 days. As of June 30, 2023, a hypothetical 100 basis point increase in interest rates would increase net interest expense by $0.1 million annually, which reflects the impact of the interest rate caps in place.

On June 30, 2023 the Financial Conduct Authority, or FCA, ceased publishing all remaining LIBOR. We are monitoring and evaluating the risks related to the discontinuation of LIBOR arising in connection with transitioning contracts to the new alternative rate, SOFR, in the third quarter of 2023. We anticipate the overall impact of the transition to on our floating-rate borrowings and interest expense to be minimal.
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
Risk Concentration
The following table presents the operators and managers of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

	As of June 30, 2023		Six Months Ended June 30, 2023
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	3,970	$61,938	61.3%
Watermark Retirement Communities	14	1,782	23,781	23.6%
Avamere Health Services	5	453	10,739	10.6%
Integral Senior Living	1	40	2,458	2.4%
Arcadia Management(4)	4	572	341	0.3%
Other(5)	—	—	1,814	1.8%
Total	56	6,817	$101,071	100.0%
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
(4)During the six months ended June 30, 2023, we recorded rental income to the extent payments were received.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in the past in excess of our cash flow from operations and may continue to do so in the future. If we pay distributions from sources other than our cash flow provided by operations, our book value may be negatively impacted and stockholders’ overall return may be reduced. In April 2022, our board of directors declared a special distribution to stockholders, of which approximately $97.0 million was paid in cash in May 2022, using proceeds from asset sales and not cash flow provided by operations. We did not declare any distributions during the six months ended June 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes our purchases of our common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 to April 30	—	$—		—	—
May 1 to May 31	—	—		—	—
June 1 to June 30	9,709,553	—	(1)	—	—
Total	9,709,553			—
_______________________________________
(1)On June 9, 2023, we sold our 14% interest in Healthcare GA Holdings, General Partnership, which indirectly owned the Diversified US/UK Portfolio, and our 6% interest in Eclipse Health, General Partnership, which indirectly owned the Eclipse Portfolio, together with $1.1 million in cash, to our Former Sponsor, who is affiliated with the majority partner of each joint venture, for all of the equity held by the Former Sponsor and its affiliates in us, including 9,709,553 shares of our common stock, 100 common units in the Operating Partnership and 100 special units in the Operating Partnership. Based on a variety of factors, including historical and projected revenues, market lease rates, the partners’ respective rights under the joint venture agreements, independent third-party appraisals obtained by the joint ventures and other factors deemed relevant, we estimated the value of our minority interests in both the Diversified US/UK joint venture and Eclipse joint venture to be approximately $12.5 million at the time of transaction. Based on estimated value, together with the $1.1 million of cash consideration, the average price paid per share equals $1.40. This average price per share was calculated using estimated values for the assets involved in the transaction, based on our underwriting and as determined through arms-length negotiation between third parties, and bears no relation to our book value or asset value per share, the amount that may be realized in a sale, merger or liquidation of us or our assets as a whole or an estimated value per share calculated in accordance with a different methodology using different assumptions and estimates. Refer to “—Business Update” for more information.

We adopted a Share Repurchase Program in 2012, which enabled shareholders to sell their shares to us in limited circumstances and could be amended, suspended and terminated by our board of directors at any time in their sole discretion (subject to certain notice requirements set forth in the Share Repurchase Program). On April 7, 2020, in accordance with the terms of our Share Repurchase Program, our board of directors determined to suspend all repurchases under the Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity.
Unregistered Sales of Equity Securities
On June 21, 2023 we granted 29,010 shares of restricted stock units to each of our independent directors totaling an aggregate of 87,030 shares of restricted stock units, pursuant to our independent directors’ compensation plan. The restricted stock units are convertible, on a one-for-one-basis, into common stock on the earlier of (i) Change in Control (as defined in Section 409A of the Code) or (ii) the date of the director's "separation from service" (as defined in Section 409A of the Code).
We did not issue any shares of common stock during the six months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

NorthStar Healthcare Income, Inc.
Date:	August 14, 2023	By:	/s/ KENDALL K. YOUNG
			Name:	Kendall K. Young
			Title:	Chief Executive Officer, President and Director

		By:	/s/ NICHOLAS R. BALZO
			Name:	Nicholas R. Balzo
			Title:	Chief Financial Officer, Treasurer and Secretary