Form 10-Q
period 2023-09-30
NorthStar Healthcare Income, Inc.
filed 2023-11-13
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
The Company has one class of common stock, $0.01 par value per share, 185,712,103 shares outstanding as of November 13, 2023.

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

PART I—Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$87,581	$103,926
Restricted cash	11,386	11,734
Operating real estate, net	894,245	933,002
Investments in unconsolidated ventures ($3,075 held at fair value as of September 30, 2023)	128,026	176,502
Receivables, net	2,253	2,815
Intangible assets, net	2,000	2,253
Other assets	10,425	7,603
Total assets(1)	$1,135,916	$1,237,835

Liabilities
Mortgage notes payable, net	$901,610	$912,248
Due to related party	292	469
Escrow deposits payable	1,023	993
Accounts payable and accrued expenses	23,967	21,034
Other liabilities	1,592	2,019
Total liabilities(1)	928,484	936,763
Commitments and contingencies (Note 12)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 185,712,103 and 195,421,656 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,857	1,954
Additional paid-in capital	1,716,701	1,729,589
Retained earnings (accumulated deficit)	(1,511,765)	(1,428,840)
Accumulated other comprehensive income (loss)	—	(3,679)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	206,793	299,024
Non-controlling interests	639	2,048
Total equity	207,432	301,072
Total liabilities and equity	$1,135,916	$1,237,835
_______________________________________
(1)Includes $174.4 million and $180.2 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Property and other revenues
Resident fee income	$11,966	$11,274	$35,655	$32,987
Rental income	40,330	36,165	115,897	103,001
Other revenue	1,078	300	2,893	457
Total property and other revenues	53,374	47,739	154,445	136,445
Expenses
Property operating expenses	36,890	35,134	106,993	101,258
Interest expense	14,250	11,014	37,143	31,877
Transaction costs	358	857	455	857
Asset management fees - related party	—	2,428	—	7,532
General and administrative expenses	2,921	2,859	10,424	10,300
Depreciation and amortization	9,848	9,642	29,305	29,105
Impairment loss	—	18,500	43,422	31,502
Total expenses	64,267	80,434	227,742	212,431
Other income (loss)
Other income, net	—	—	202	77
Gain (loss) on investments and other	(347)	325	(4,662)	660
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(11,240)	(32,370)	(77,757)	(75,249)
Equity in earnings (losses) of unconsolidated ventures	(127)	2,872	(6,595)	39,427
Income tax expense	(17)	(15)	(43)	(45)
Net income (loss)	(11,384)	(29,513)	(84,395)	(35,867)
Net (income) loss attributable to non-controlling interests	166	73	1,470	298
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(11,218)	$(29,440)	$(82,925)	$(35,569)
Net income (loss) per share of common stock, basic/diluted(1)	$(0.06)	$(0.15)	$(0.43)	$(0.18)
Weighted average number of shares of common stock outstanding, basic/diluted(1)	185,712,103	194,670,948	191,367,117	194,032,819
Distributions declared per share of common stock	$—	$—	$—	$0.50
_______________________________________
(1)     The Company issued 203,742 and 116,712 restricted stock units as of September 30, 2023 and September 30, 2022, respectively. The restricted stock units have been excluded from the diluted earnings per share calculation as their impact is anti-dilutive due to the net loss generated during the three and nine months ended September 30, 2023 and 2022.

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(11,384)	$(29,513)	$(84,395)	$(35,867)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	—	(1,664)	3,679	(4,602)
Total other comprehensive income (loss)	—	(1,664)	3,679	(4,602)
Comprehensive income (loss)	(11,384)	(31,177)	(80,716)	(40,469)
Comprehensive (income) loss attributable to non-controlling interests	166	73	1,470	298
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(11,218)	$(31,104)	$(79,246)	$(40,171)

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	195,422	$1,954	$1,729,589	$(1,428,840)	$(3,679)	$299,024	$2,048	$301,072
Non-controlling interests - contributions	—	—	—	—	—	—	45	45
Non-controlling interests - distributions	—	—	—	—	—	—	(22)	(22)
Other comprehensive income (loss)	—	—	—	—	1,248	1,248	—	1,248
Net income (loss)	—	—	—	(13,926)	—	(13,926)	(71)	(13,997)
Balance as of March 31, 2023 (Unaudited)	195,422	$1,954	$1,729,589	$(1,442,766)	$(2,431)	$286,346	$2,000	$288,346
Non-controlling interests - contributions	—	—	—	—	—	—	55	55
Non-controlling interests - distributions	—	—	—	—	—	—	(33)	(33)
Retirement of common stock (Note 8)	(9,710)	(97)	(13,302)	—	—	(13,399)	—	(13,399)
Other comprehensive income (loss)	—	—	—	—	(844)	(844)	—	(844)
Reclassification of accumulated other comprehensive loss(1)	—	—	—	—	3,275	3,275	—	3,275
Net income (loss)	—	—	—	(57,781)	—	(57,781)	(1,233)	(59,014)
Balance as of June 30, 2023 (Unaudited)	185,712	$1,857	$1,716,287	$(1,500,547)	$—	$217,597	$789	$218,386
Amortization of equity-based compensation	—	—	414	—	—	414	—	414
Non-controlling interests - contributions	—	—	—	—	—	—	44	44
Non-controlling interests - distributions	—	—	—	—	—	—	(28)	(28)
Net income (loss)	—	—	—	(11,218)	—	(11,218)	(166)	(11,384)
Balance as of September 30, 2023 (Unaudited)	185,712	$1,857	$1,716,701	$(1,511,765)	$—	$206,793	$639	$207,432
_______________________________________
(1)The Company reclassified the accumulated other comprehensive loss related to foreign currency adjustments for an unconsolidated venture ownership interest that was sold during the three months ended June 30, 2023. The accumulated balance was reclassified to gain (loss) on investments and other on the consolidated statements of operations.

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(84,395)	$(35,867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	6,595	(39,427)
Depreciation and amortization	29,305	29,105
Impairment loss	43,422	31,502
Amortization of below market debt	2,487	2,428
Amortization of deferred financing costs	988	475
Amortization of equity-based compensation	170	150
(Gain) loss on investments and other	4,662	(660)
Change in allowance for uncollectible accounts	360	326
Issuance of common stock as payment for asset management fees	—	7,532
Distributions from unconsolidated ventures	10,640	—
Changes in assets and liabilities:
Receivables	203	(114)
Other assets	(3,786)	3,583
Due to related party	(177)	(3,868)
Escrow deposits payable	30	256
Accounts payable and accrued expenses	2,640	(8,727)
Other liabilities	(78)	(298)
Net cash provided by (used in) operating activities	13,066	(13,604)
Cash flows from investing activities:
Capital expenditures for operating real estate	(28,425)	(17,924)
Sales of real estate	135	—
Distributions from unconsolidated ventures	13,472	42,173
Sales of other assets	523	—
Net cash provided by (used in) investing activities	(14,295)	24,249
Cash flows from financing activities:
Repayments of mortgage notes	(14,066)	(16,514)
Payment of deferred financing costs	(48)	—
Payments under finance leases	(96)	(36)
Acquisition and retirement of common stock	(1,315)	(408)
Distributions paid on common stock	—	(97,018)
Contributions from non-controlling interests	144	263
Distributions to non-controlling interests	(83)	(188)
Net cash provided by (used in) financing activities	(15,464)	(113,901)
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,693)	(103,256)
Cash, cash equivalents and restricted cash-beginning of period	115,660	210,938
Cash, cash equivalents and restricted cash-end of period	$98,967	$107,682

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$29,666	$28,625
Cash paid for income taxes	61	41
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$540	$2,561
Exchange of ownership interests in unconsolidated ventures for common stock	13,399	—
Assets acquired under capital lease obligations	25	—

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), which became indirect subsidiaries of the Company on June 9, 2023. NorthStar Healthcare Income Advisor, LLC invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which were collectively recorded as non-controlling interests on the accompanying consolidated balance sheets prior to June 9, 2023. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of September 30, 2023, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, was 100.0%.
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
As of September 30, 2023, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant VIEs of the Company are certain entities that are consolidated by the Operating Partnership. These entities are VIEs because of non-controlling interests owned by third parties, which do not have substantive kick-out or participating rights. Included in operating real estate, net and mortgage notes payable, net on the Company’s consolidated balance sheet as of September 30, 2023 is $170.1 million and $172.0 million, respectively, related to such consolidated VIEs.
Unconsolidated VIEs
As of September 30, 2023, the Company identified unconsolidated VIEs related to its investments in unconsolidated ventures with a carrying value of $128.0 million. The Company’s maximum exposure to loss as of September 30, 2023 would not exceed the carrying value of its investment in the VIEs. The Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of September 30, 2023. The Company did not provide financial support to its unconsolidated VIEs during the nine months ended September 30, 2023. As of September 30, 2023, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
On June 30, 2023, the Company elected the fair value option method to account for its investment in the Espresso joint venture, which is included in investments in unconsolidated ventures on the consolidated balance sheets. The fair value election was made based on the Company’s assessment that the expected return of investment was lower than the Company’s carrying value of its investment in the Espresso joint venture, which resulted in an impairment of $4.7 million and reduced the carrying value of its investment to recoverable fair value of $3.1 million as of June 30, 2023. The Company’s assessment for the recoverability of its investment took into consideration the joint venture’s remaining assets and estimated future cash distributions, less transaction and wind down costs. The Company will record any changes to its investment’s fair value in gain (loss) on investments and other in the consolidated statements of operations. During the three months ended September 30, 2023, the Company did not record any changes to the fair value of its investment in the Espresso joint venture. Refer to Note 4 “Investment in Unconsolidated Ventures” and Note 10 “Fair Value” for further discussion.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	September 30, 2023 (Unaudited)	December 31, 2022
Cash and cash equivalents	$87,581	$103,926
Restricted cash	11,386	11,734
Total cash, cash equivalents and restricted cash	$98,967	$115,660
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment which are included in operating real estate, net on the Company’s consolidated balance sheets. As of September 30, 2023, furniture, fixtures and equipment under finance leases totaled $0.3 million. The leased equipment is amortized on a straight-line basis. Payments for finance leases totaled $0.1 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

October 1 through December 31, 2023	$18
Years Ending December 31:
2024	69
2025	38
2026	33
2027	18
Thereafter	10
Total minimum lease payments	$186
Less: Amount representing interest	(27)
Present value of minimum lease payments	$159
The weighted average interest rate related to the finance lease obligations is 6.8% with a weighted average lease term of 3.4 years.
As of September 30, 2023, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
Intangible Assets and Deferred Costs
Deferred Costs
Deferred costs consist of deferred financing costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are recorded against the carrying value of such financing and are amortized to interest expense over the term of the financing using the effective interest method. Unamortized deferred financing costs are expensed to gain (loss) on investments and other, when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions which do not close are expensed in the period in which it is determined that the financing will not occur.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Identified intangible assets are recorded in intangible assets, net on the consolidated balance sheets. Intangible assets relate to the Company’s in-place lease values for the Company’s four net lease properties. The following table presents intangible assets, net (dollars in thousands):

	September 30, 2023 (Unaudited)	December 31, 2022
In-place lease value	$120,149	$120,149
Less: Accumulated amortization	(118,149)	(117,896)
Intangible assets, net	$2,000	$2,253
The Company recorded $0.1 million and $0.3 million of amortization expense for in-place leases for the three and nine months ended September 30, 2023 and 2022, respectively.
The following table presents future amortization of in-place lease value (dollars in thousands):

October 1 through December 31, 2023	$84
Years Ending December 31:
2024	337
2025	337
2026	337
2027	337
Thereafter	568
Total	$2,000
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
The Company has interest rate caps that have not been designated for hedge accounting. The fair value of the Company's interest rate caps totaled $0.8 million and $0.7 million as of September 30, 2023 and December 31, 2022, respectively, and are included in other assets on the consolidated balance sheets. Changes in fair value of derivatives have been recorded in gain (loss) on investments and other in the consolidated statements of operations. The Company recognized losses totaling $0.3 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, and gains totaling $0.3 million and $0.6 million for the three and nine months ended September 30, 2022, respectively.
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
The operator of the Company’s four net lease properties failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the foreseeable future. On March 27, 2023, the Company entered into a lease forbearance and modification agreement (the “Forbearance Agreement”) with the existing operator, pursuant to which, among other things, the Company will be entitled to receive all cash flow in excess of permitted expenses, and be required to fund any operating deficits, through 2025, subject to the terms and conditions thereof. For the three and nine months ended September 30, 2023, the Company received excess cash flow of $0.8 million and $1.2 million, respectively, which was recorded as rental income.
For the three months ended September 30, 2023 and 2022, total property and other revenues includes variable lease revenue of $3.6 million and $2.1 million, respectively. For the nine months ended September 30, 2023 and 2022, total property and other revenue includes variable lease revenue of $10.7 million and $9.2 million, respectively. Variable lease revenue includes ancillary services provided to operator/residents, as well as non-recurring services and fees at the Company’s operating facilities.
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
During the nine months ended September 30, 2023, the Company recorded impairment losses on its operating real estate totaling $38.7 million, including impairment losses of $38.6 million for five facilities within the Rochester portfolio as a result of revised holding period assumptions. Additionally, the Company recorded impairment losses totaling $0.1 million for a land parcel within the Rochester portfolio as a result of lower estimated market value.
During the nine months ended September 30, 2022, the Company recorded impairment losses on its operating real estate totaling $31.5 million. The Company recorded impairment losses of $18.5 million, $8.5 million, and $3.9 million for facilities in its Arbors, Winterfell and Rochester portfolios, respectively, as a result of declining operating margins and lower projected future cash flows. In addition, the Company recorded impairment losses totaling $0.6 million for property damage sustained by facilities in its Winterfell portfolio.

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
During the nine months ended September 30, 2023, the Company recorded an impairment on its investment in the Espresso joint venture totaling $4.7 million, which reduced the carrying value of its investment to $3.1 million. The Company’s assessment for the recoverability of its investment took into consideration the joint venture’s remaining assets and estimated future cash distributions, less transaction and wind down costs. Upon impairing its investment, the Company elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023. During the nine months ended September 30, 2022, there was no impairment recorded on any of the Company’s investments in unconsolidated ventures.
The joint ventures underlying the Company’s unconsolidated ventures assess and record impairment and reserves on their respective real estate portfolios, goodwill, and other assets, and the Company recognizes its proportionate share through equity in earnings (losses). In May 2023, prior to the Sale of Minority Interests (as defined in Note 4, “Investments in Unconsolidated Ventures”), the Diversified US/UK joint venture recorded impairment losses on its remaining properties, 48 care homes located in the United Kingdom (the “UK Portfolio”), due to, among other things, the extended period contemplated for the UK Portfolio to reach stabilization. The Company’s proportionate share of the impairment losses recorded by the Diversified US/UK portfolio totaled $11.4 million. The Company’s proportionate share of impairment and reserves recognized by the underlying joint ventures of its unconsolidated ventures during the nine months ended September 30, 2022 was de minimis.
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
As of September 30, 2023, the Company has not recorded an allowance for credit losses on its receivables.
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
Certain subsidiaries of the Company are subject to taxation by federal and state authorities for the periods presented. Income taxes are accounted for by the asset/liability approach in accordance with U.S. GAAP. Deferred taxes, if any, represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. Such amounts arise from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in tax laws and tax rates in the period which such changes are enacted. A provision for income tax represents the total of income taxes paid or payable for the current period, plus the change in deferred taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax benefit (expense) in the consolidated statements of operations. The Company has a deferred tax asset, which as of September 30, 2023 totaled $15.9 million and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The Company recorded an income tax expense of approximately $17,000 and $43,000 for the three and nine months ended September 30, 2023, respectively. The Company recorded an income tax expense of approximately $15,000 and $45,000 for the three and nine months ended September 30, 2022, respectively.
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
For the period December 31, 2022 through June 9, 2023, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which were recorded as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations. As a result of the Sale of Minority Interests (as defined in Note 4, “Investments in Unconsolidated Ventures”) in June 2023, the Company is no longer exposed to foreign currency as of September 30, 2023. The Company reclassified the accumulated foreign currency losses, totaling $3.3 million, related to the Diversified US/UK joint venture, previously recorded through other comprehensive income on the consolidated statements of equity to gain (loss) on investments and other on the consolidated statements of operations.
Recent Accounting Pronouncements
Accounting Standards Adopted in 2023
In March 2020, the FASB issued an amendment to the reference rate reform standard, which provides the option for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on contract modifications and hedge accounting. An example of such reform is the market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. Entities that make this optional expedient election would not have to remeasure the contracts at the modification date or reassess the accounting treatment if certain criteria are met and would continue applying hedge accounting for relationships affected by reference rate reform. In December 2022, the FASB extended the date for which this guidance can be applied from December 31, 2022 to December 31, 2024. The Company did not make the optional election of the aforementioned accounting standards.
Future Application of Accounting Standards
None.
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	September 30, 2023 (Unaudited)	December 31, 2022
Land	$121,424	$121,518
Land improvements	19,913	18,945
Buildings and improvements	932,261	957,924
Tenant improvements	372	372
Construction in progress	8,956	6,736
Furniture, fixtures and equipment	103,876	91,058
Subtotal	$1,186,802	$1,196,553
Less: Accumulated depreciation	(292,557)	(263,551)
Operating real estate, net	$894,245	$933,002
For the three and nine months ended September 30, 2023, depreciation expense was $9.8 million and $29.1 million, respectively. For the three and nine months ended September 30, 2022, depreciation expense was $9.6 million and $28.9 million, respectively.
Within the table above, operating real estate has been reduced by accumulated impairment losses of $220.2 million and $181.5 million as of September 30, 2023 and December 31, 2022, respectively. Impairment losses on the Company’s operating real estate totaled $38.7 million and $31.5 million for the nine months ended September 30, 2023 and 2022, respectively, and are

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
recorded in impairment losses on the consolidated statements of operations. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
4. Investments in Unconsolidated Ventures
The Company’s investments in unconsolidated ventures are accounted for under the equity method or fair value option. The following table presents the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value
Portfolio	Acquisition Date	Ownership	September 30, 2023 (Unaudited)	December 31, 2022
Trilogy(1)	Dec-2015	23.4%	$124,670	$128,884
Espresso(2)	Jul-2015	36.7%	3,075	18,019
Solstice(3)	Jul-2017	20.0%	281	323
Investments sold(4)			—	29,276
Investments in Unconsolidated Ventures			$128,026	$176,502
_______________________________________
(1)The carrying value for the Company’s investment in the Trilogy joint venture includes $9.8 million of capitalized acquisition costs.
(2)In June 2023, the Company recorded an impairment of $4.7 million to reflect the fair value of its investment in the Espresso joint venture, based on the estimated cash distributions to be received from the joint venture. Based on the Company’s assessment, it elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023.
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
The following table presents the results of the Company’s investment in unconsolidated ventures (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Trilogy	$(146)	$—	$6,052	$2,300	$454	$4,668	$10,757	$6,900
Espresso(1)	—	—	(242)	1,375	9,228	19,444	33,711	32,363
Solstice	19	—	17	—	(41)	—	(41)	—
Investments sold(2)	—	—	(2,955)	358	(16,236)	—	(5,000)	2,910
Total	$(127)	$—	$2,872	$4,033	$(6,595)	$24,112	$39,427	$42,173
_______________________________________
(1)The Espresso joint venture recognized net gains related to sub-portfolio sales, of which the Company’s proportionate share totaled $9.2 million and $32.0 million for the nine months ended September 30, 2023 and 2022, respectively. The Company was distributed its proportionate share of the net proceeds generated from the sales during the nine months ended September 30, 2023 and 2022, totaling $17.3 million and $27.4 million, respectively.
(2)In May 2023, the Diversified US/UK joint venture recognized impairment, of which the Company’s proportionate share totaled $11.4 million and is included in equity in earnings (losses) for the nine months ended September 30, 2023.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. Borrowings
The following table presents the Company’s mortgage notes payable (dollars in thousands):

				September 30, 2023 (Unaudited)		December 31, 2022
	Recourse vs. Non-Recourse(1)	Initial Maturity	Contractual Interest Rate(2)	Principal Amount(3)	Carrying Value(3)	Principal Amount(3)	Carrying Value(3)

Aqua Portfolio
Frisco, TX(4)	Non-recourse	Feb 2026	3.0%	$26,000	$25,660	$26,000	$25,560
Milford, OH	Non-recourse	Sep 2026	SOFR + 2.79%	18,212	18,036	18,336	18,126
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	17,657	17,629	18,206	18,165
Rochester, NY(5)	Non-recourse	Jul 2023	SOFR + 2.45%	99,786	99,787	100,651	100,042
Rochester, NY	Non-recourse	Aug 2024	SOFR + 2.93%	10,922	10,891	11,336	11,315
Arbors Portfolio(6)
Various locations	Non-recourse	Feb 2025	3.99%	81,912	81,680	83,423	83,051
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun 2025	4.17%	586,773	581,157	596,408	588,306
Avamere Portfolio(8)
Various locations	Non-recourse	Feb 2027	4.66%	67,025	66,770	67,995	67,683
Mortgage notes payable, net				$908,287	$901,610	$922,355	$912,248
_______________________________________
(1)Subject to non-recourse carve-outs.
(2)Floating-rate borrowings total $128.9 million of principal outstanding and reference one-month SOFR as of September 30, 2023.
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
(5)Composed of seven individual mortgage notes payable (the “Rochester Sub-Portfolio Loan”) secured by seven healthcare real estate properties (the “Rochester Sub-Portfolio”), cross-collateralized and subject to cross-default. In July 2023, the Company elected not to pay debt service on the Rochester Sub-Portfolio Loan, which resulted in a default notice accelerating the maturity of the loan from its original terms of August 2027.
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
The following table presents future scheduled principal payments on mortgage notes payable based on initial maturity as of September 30, 2023 (dollars in thousands):

October 1 through December 31, 2023	$104,238
Years Ending December 31:
2024	28,761
2025	667,741
2026	45,151
2027	62,396
Total	$908,287
Beginning in February 2021, the operator of the four net lease properties in the Arbors portfolio was unable to satisfy its obligations under its leases and began remitting rent based on its available cash after satisfying property-level expenses, which resulted in a default under the mortgage notes collateralized by the properties. On March 27, 2023, with consent of the lender, the Company entered into a Forbearance Agreement relating to these defaults. During the nine months ended September 30, 2023, the Company remitted contractual debt service and is in compliance with the other contractual terms under the mortgage notes collateralized by the properties.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In July 2023, the Company elected not to pay July debt service on the Rochester Sub-Portfolio Loan in light of the continued negative cash flow generated by the Rochester Sub-Portfolio. The Rochester Sub-Portfolio Loan is non-recourse to the Company, subject to limited customary exceptions. As a result of the payment default, in July 2023, the Company received a notice of acceleration of the Rochester Sub-Portfolio Loan and reserving all rights and remedies under the applicable loan documents. Refer to Note 13, “Subsequent Events” for additional information.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Former Advisor (dollars in thousands):

Reimbursements to Former Advisor Entities		Due to Related Party as of December 31, 2022	Nine Months Ended September 30, 2023			Due to Related Party as of September 30, 2023 (Unaudited)
	Financial Statement Location		Incurred		Paid
Operating costs	General and administrative expenses/ Transaction costs	$469	$520	(1)	$(697)	$292
_______________________________________
(1)Represents costs incurred under the TSA during the nine months ended September 30, 2023.
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
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the nine months ended September 30, 2023, the Company recognized property management fee expense of $5.1 million payable to Solstice related to the Winterfell portfolio.
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
Pursuant to the Plan, as of September 30, 2023, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 203,742 restricted stock units totaling $1.3 million and $0.7 million, respectively, based on the share price on the date of each grant.
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
The Company recognized equity-based compensation expense of $56,250 and $56,875 for the three months ended September 30, 2023 and 2022, respectively, and $170,000 and $150,042 for the nine months ended September 30, 2023 and 2022, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted stock units totaled $296,250 and $211,250 as of September 30, 2023 and December 31, 2022, respectively. Unvested restricted stock units totaled 94,853 and 54,114 as of September 30, 2023 and December 31, 2022, respectively. As of December 31, 2022, the Company’s shares of restricted common stock were fully vested.
8. Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for its Offering on December 17, 2015 and all of the shares initially registered for its Offering were issued on or before January 19, 2016. The Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion, excluding proceeds from the DRP.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders were able to elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Since inception, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP. No selling commissions or dealer manager fees were paid on shares issued pursuant to the DRP. In April 2022, the Company’s board of directors elected to end the DRP, effective April 30, 2022.
Distributions
Effective February 1, 2019, the Company’s board of directors determined to stop recurring distributions in order to preserve capital and liquidity.
On April 20, 2022, the Company’s board of directors declared a special distribution of $0.50 per share (the “Special Distribution”) for each stockholder of record on May 2, 2022 totaling approximately $97.0 million.
In order to continue to qualify as a REIT, the Company must distribute annually dividends equal to at least 90% of its REIT taxable income (with certain adjustments). The Company did not have REIT taxable income for its taxable year ending December 31, 2022, therefore, it was not required to make distributions to its stockholders in 2022 to qualify as a REIT. The Company’s most recently filed tax return is for the year ended December 31, 2022 and includes a net operating loss carry-forward of $248.5 million.
Share Repurchase Program
The Company adopted the share repurchase program (the “Share Repurchase Program”) that enabled stockholders to sell their shares to the Company in limited circumstances and could be amended, suspended, or terminated at any time. The Company

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
previously funded repurchase requests with cash on hand, borrowings or other available capital. In April 2020, the Company’s board of directors determined to suspend all repurchases under the Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity and does not currently anticipate resuming the Share Repurchase Program.
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
9. Non-controlling Interests
Operating Partnership
Non-controlling interests included the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests was based on the limited partners’ ownership percentage of the Operating Partnership. As a result of the Sale of Minority Interests, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, is 100.0% as of September 30, 2023. Income (loss) allocated to the Operating Partnership non-controlling interests for the period prior to June 9, 2023 were de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Derivative Instruments
Derivative instruments consist of interest rate contracts and foreign exchange contracts that are generally traded over-the-counter, and are valued using a third-party service provider. Quotations on over-the-counter derivatives are not adjusted and are generally valued using observable inputs such as contractual cash flows, yield curve, foreign currency rates and credit spreads, and are classified as Level 2 of the fair value hierarchy. Although credit valuation adjustments, such as the risk of default, rely on Level 3 inputs, these inputs are not significant to the overall valuation of its derivatives. As a result, derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2023 (Unaudited)			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Derivative assets - interest rate caps	$—	$820	$—	$—	$652	$—
Investment in Espresso joint venture(1)	—	—	3,075	—	—	—
_______________________________________
(1)The Company elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023. As of December 31, 2022, the investment was accounted for under the equity method.
Derivative Assets - Interest Rate Caps
The Company’s interest rate caps fair values are determined using models developed by the respective counterparty that use the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The floating interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
Investment in Espresso Joint Venture
The Company’s assessment of fair value for its unconsolidated investment in the Espresso joint venture took into consideration the net proceeds that are estimated to be realized from the sales, under contract, of the remaining real estate owned by the joint venture as well as forecasted distributions of available cash, less and wind down and other expenses.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	September 30, 2023 (Unaudited)			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial liabilities:(1)
Mortgage notes payable, net	$908,287	$901,610	$842,325	$922,355	$912,248	$882,754
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
Mortgage Notes Payable
The Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury and SOFR rates as of the end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following table summarizes the fair value and impairment losses of Level 3 assets which have been measured at fair value on a nonrecurring basis at the time of impairment during the periods presented (dollars in thousands):

	Nine Months Ended		Year Ended
	September 30, 2023 (Unaudited)		December 31, 2022
	Fair Value	Impairment Losses	Fair Value	Impairment Losses
Operating real estate, net(1)	$41,496	$38,694	$80,931	$30,900
Investments in unconsolidated ventures	3,075	4,728	28,442	13,419
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
Investments in Unconsolidated Ventures
In June 2023, the Company recorded impairment on its investment in the Espresso joint venture, which totaled $4.7 million and reduced the carrying value of its investment to $3.1 million as of June 30, 2023. The Company’s assessment for the recoverability of its investment took into consideration the net proceeds that are estimated to be realized from the sales, under contract, of the remaining real estate owned by the joint venture as well as forecasted distributions of available cash, less and wind down and other expenses. Upon impairing its investment, the Company elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023.
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
The following tables present segment reporting (dollars in thousands):

	Direct Investments
Three Months Ended September 30, 2023	Net Lease	Operating	Unconsolidated Investments	Corporate	Total
Property and other revenues	$837	$51,459	$—	$1,078	$53,374
Property operating expenses	—	(36,890)	—	—	(36,890)
Interest expense	(883)	(13,367)	—	—	(14,250)
Transaction costs	—	—	(358)	—	(358)
General and administrative expenses	—	(30)	—	(2,891)	(2,921)
Depreciation and amortization	(729)	(9,119)	—	—	(9,848)
Gain (loss) on investments and other	—	(311)	(36)	—	(347)
Equity in earnings (losses) of unconsolidated ventures	—	—	(127)	—	(127)
Income tax expense	—	(17)	—	—	(17)
Net income (loss)	$(775)	$(8,275)	$(521)	$(1,813)	$(11,384)

	Direct Investments
Three Months Ended September 30, 2022	Net Lease	Operating	Unconsolidated Investments	Corporate	Total
Property and other revenues	$724	$46,715	$—	$300	$47,739
Property operating expenses	—	(35,134)	—	—	(35,134)
Interest expense	(907)	(10,107)	—	—	(11,014)
Transaction costs	—	—	—	(857)	(857)
Asset management fees - related party	—	—	—	(2,428)	(2,428)
General and administrative expenses	—	(8)	—	(2,851)	(2,859)
Depreciation and amortization	(870)	(8,772)	—	—	(9,642)
Impairment loss	(18,500)	—	—	—	(18,500)
Gain (loss) on investments and other	—	325	—	—	325
Equity in earnings (losses) of unconsolidated ventures	—	—	2,872	—	2,872
Income tax expense	—	(15)	—	—	(15)
Net income (loss)	$(19,553)	$(6,996)	$2,872	$(5,836)	$(29,513)

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Nine Months Ended September 30, 2023	Net Lease	Operating	Unconsolidated Investments	Corporate	Total
Property and other revenues	$1,178	$150,374	$—	$2,893	$154,445
Property operating expenses	—	(106,993)	—	—	(106,993)
Interest expense	(2,639)	(34,504)	—	—	(37,143)
Transaction costs	—	—	(358)	(97)	(455)
General and administrative expenses	—	(555)	—	(9,869)	(10,424)
Depreciation and amortization	(2,187)	(27,118)	—	—	(29,305)
Impairment loss	—	(38,694)	(4,728)	—	(43,422)
Other income, net	—	202	—	—	202
Gain (loss) on investments and other	—	(28)	(4,634)	—	(4,662)
Equity in earnings (losses) of unconsolidated ventures	—	—	(6,595)	—	(6,595)
Income tax expense	—	(43)	—	—	(43)
Net income (loss)	$(3,648)	$(57,359)	$(16,315)	$(7,073)	$(84,395)

	Direct Investments
Nine Months Ended September 30, 2022	Net Lease	Operating	Unconsolidated Investments	Corporate	Total
Property and other revenues	$1,220	$134,768	$—	$457	$136,445
Property operating expenses	(35)	(101,223)	—	—	(101,258)
Interest expense	(2,708)	(29,169)	—	—	(31,877)
Transaction costs	—	—	—	(857)	(857)
Asset management fees - related party	—	—	—	(7,532)	(7,532)
General and administrative expenses	—	(24)	—	(10,276)	(10,300)
Depreciation and amortization	(2,601)	(26,504)	—	—	(29,105)
Impairment loss	(18,500)	(13,002)	—	—	(31,502)
Other income, net	—	77	—	—	77
Gain (loss) on investments and other	(206)	620	246	—	660
Equity in earnings (losses) of unconsolidated ventures	—	—	39,427	—	39,427
Income tax expense	—	(45)	—	—	(45)
Net income (loss)	$(22,830)	$(34,502)	$39,673	$(18,208)	$(35,867)

The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Corporate(1)	Total
September 30, 2023 (Unaudited)	$80,782	$847,401	$128,026	$79,707	$1,135,916
December 31, 2022	83,435	884,137	176,502	93,761	1,237,835
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the operators and managers of the Company’s properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

	As of September 30, 2023		Nine Months Ended September 30, 2023
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	3,969	$94,469	61.2%
Watermark Retirement Communities	14	1,782	35,967	23.2%
Avamere Health Services	5	453	16,266	10.5%
Integral Senior Living	1	40	3,672	2.4%
Arcadia Management(4)	4	572	1,178	0.8%
Other(5)	—	—	2,893	1.9%
Total	56	6,816	$154,445	100.0%
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
(4)During the nine months ended September 30, 2023, the Company recorded rental income to the extent payments were received.
(5)Consists primarily of interest income earned on corporate-level cash and cash equivalents.
12. Commitments and Contingencies
As of September 30, 2023, the Company believes there are no material unrecorded contingencies that would affect its results of operations, cash flows or financial position.
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
As of September 30, 2023, the Company has an accrued reserve of $0.6 million, inclusive of legal fees, relating to a resolution of claims against a manager of one of the Company’s direct operating investments, for which the Company has indemnification obligations under the management agreement.
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
13.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to September 30, 2023 through the issuance of the consolidated financial statements.
Rochester Receivership
As a result of the payment default in July 2023 of the Rochester Sub-Portfolio Loan, on October 25, 2023, the lender filed a complaint seeking the appointment of a receiver and foreclosure on the underlying properties and to enforce its rights in its collateral under the loan documents and, on October 30, 2023, the properties underlying the Rochester Sub-Portfolio Loan were placed into a receivership. The receiver now has effective control of the properties and the Company is working with the lender and the receiver to facilitate an orderly transition of the operations, and eventually ownership, of the properties.
Trilogy Option Agreement
On November 3, 2023, the Company entered into an agreement to sell all of its ownership interests in Trilogy REIT Holdings, LLC (the “Trilogy Joint Venture”), which indirectly owns 123 integrated senior health campuses, to American Healthcare REIT, Inc. or its affiliates (“AHR”), the majority partner of the Trilogy Joint Venture. Under the agreement, AHR has the right to purchase the Company’s ownership interests in the Trilogy Joint Venture at any time prior to September 30, 2025, assuming AHR exercises all of its extension options and subject to satisfaction of certain closing conditions, for a purchase price ranging from $240.5 million to up to $260 million depending upon the purchase price consideration and timing of the closing. A minimum of 10% of the purchase price consideration must be paid in cash, with the balance payable in either cash or new Series A Cumulative Convertible Preferred Stock to be issued by AHR in connection with the closing. The portion of the purchase price consideration paid in cash may be subject to a 7.5% or 5% discount, respectively, if the transaction closes prior to March 31, 2024 or December 31, 2024, respectively. In addition, the Company may be entitled to a supplemental cash payment of $25,600 per day for the period between July 1, 2023 until the closing date, for up to approximately $21 million, if the Trilogy Joint Venture does not distribute an equivalent amount to the Company during the interim period. AHR may terminate the agreement at any time, subject to payment of a termination fee equal to: (i) if terminated prior to the initial outside date, September 30, 2024, $3.9 million or, if a “Qualifying IPO” (i.e., an underwritten public offering of AHR’s common stock resulting in at least $200 million of net proceeds) has occurred, $7.8 million, (ii) if extended and terminated prior March 31, 2025, $11.7 million and (iii) if further extended and terminated prior to September 30, 2025, $15.6 million. There can be no assurance that AHR will consummate the purchase of the Company’s interests on these terms or at all.

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
•Pursue Disposition Opportunities that Maximize Value. We will pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return and generate value for shareholders.
Market Update
Current market conditions impacting property-level performance are generally favorable. Industry occupancy continues to grow, with an industry average of 84.4% for the third quarter of 2023, up 80 basis points from the previous quarter, but still remains below the pre-pandemic average of 87.1% in March 2020 (source: NIC MAP Vision 3Q2023 Market Fundamentals Report). The 80+ population, a key demographic for senior housing, is expected to grow by 24% through 2028 (source: Organization for Economic Cooperation and Development as of November 2023), and new supply and new construction remain low compared to historical levels, resulting in a demand and supply environment that should contribute to overall industry occupancy and revenue growth. We have made significant capital improvements to many of our properties, which along with these positive dynamics, has contributed to the strong 29.3% growth in revenues, net of property expenses, for the nine months ended September 30, 2023 compared to the same period last year in our directly owned portfolio. Although we continue to face higher labor costs and operating expenses due to inflation, overall we remain optimistic that revenue growth will exceed expense growth, resulting in continued improved net operating income growth.
By contrast, current market conditions affecting transactions, including asset sales, are challenging. The current state of the public and private capital markets have been affected by a general tightening of availability of credit (including the price, terms and conditions under which financing can be obtained), rising interest rates and a general decrease in liquidity in the healthcare lending markets, which has resulted in higher capitalization rates, adversely impacting property values and limiting transaction activity. The senior housing and care transaction volume totaled $700 million during the third quarter of 2023, the lowest quarterly level in ten years according to McKnights Senior Living. Although opportunities may exist to dispose of assets in the current market environment and there are certain scenarios where a sale can generate acceptable market returns for shareholders, many opportunities in the current market would require us to take significant discounts to our view of value.
Liquidity Update
We have not announced or adopted a plan for liquidation and are not required to liquidate by any specified date. We do not have a stated term for a liquidity event, as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders. However, our board of directors, through a special committee formed in August 2020, has evaluated a broad range of transactions, including restructurings, dispositions of particular assets and the company as a whole and the internalization of management, among others. Although this review process did not result in any opportunities to effect a liquidity event for stockholders at an acceptable value at that time, the board of directors has implemented steps to better position us for a future liquidity event. First, our current focus is on growing the net operating income of our existing direct investments, including through selectively investing capital into certain properties in order to achieve a better return upon the sale of those properties. If market conditions improve, we will then proceed with a general plan to sell assets over the next 2-3 years, while also exploring potential merger transactions in which the whole company would be acquired. In addition, the board of directors believes that the decision to internalize management in 2022, and the ability to more closely align management’s incentives with this strategy, will give us the best chance of success.
Based on the current forecasted cash flow of our investments and cash needs to operate the business, we do not anticipate paying recurring dividends in the near future. Although we have more than $98.7 million of unrestricted cash as of November 9, 2023, we require capital to fund operations, capital expenditures, including those invested to improve performance, and other important business uses, as well as to fund our debt service obligations and potentially to refinance indebtedness. Current cash flow generated by operations is not sufficient to cover all of these obligations. If we do not have sufficient capital available to fund our obligations, we may be unable to position properties to maximize value or meet debt service obligations. Instead, the board of directors will evaluate special distributions in connection with any future sales and other realizations of investments on a case-by-case basis based on, among other factors, current and projected liquidity needs.
In light of the foregoing, we do not currently anticipate resuming the share repurchase program, or the Share Repurchase Program. If we have sufficient capital available, at this stage in our life cycle, we believe that returning capital to stockholders through special distributions, rather than repurchases, is a better use of that capital.
Business Update
•On November 9, 2023, upon the recommendation of the audit committee of the board of directors, or the Audit Committee, the board of directors, including all of its independent directors, approved and established an estimated value per share of our common stock of $2.64. Refer to Part II, Item 5. “Other Items” for additional information.
Transaction and Financing Activities
•In November 2023, we entered into an agreement to sell all of our ownership interests in Trilogy REIT Holdings, LLC, or the Trilogy Joint Venture, which indirectly owns 123 integrated senior health campuses, to American Healthcare REIT, Inc. or its affiliates, or AHR, the majority partner of the Trilogy Joint Venture. AHR has the right to purchase our ownership interests in the Trilogy Joint Venture at any time prior to September 30, 2025, assuming AHR exercises all of its extension options and subject to satisfaction of certain closing conditions, ranging from $240.5 million to up to $260 million depending upon the purchase price consideration and timing of the closing. A minimum of 10% of the purchase price consideration must be paid in cash, with the balance payable in either cash or new Series A Cumulative Convertible Preferred Stock to be issued by AHR in connection with the closing. The portion of the purchase price consideration paid in cash may be subject to a 7.5% or 5% discount, respectively, if the transaction closes prior to March 31, 2024 or December 31, 2024, respectively. In addition, we may be entitled to a supplemental cash payment of $25,600 per day for the period between July 1, 2023 until the closing date, for up to approximately $21 million, reduced by any distributions received from the Trilogy Joint Venture by us during the interim period. AHR may terminate the agreement at any time, subject to payment of a termination fee equal to: (i) if terminated prior to the initial outside date, September 30, 2024, $3.9 million or, if a “Qualifying IPO” (i.e., an underwritten public offering of AHR’s common stock resulting in at least $200 million of net proceeds) has occurred prior to the termination, $7.8 million, (ii) if extended and terminated prior March 31, 2025, $11.7 million and (iii) if further extended and terminated prior to

September 30, 2025, $15.6 million. Although there can be no assurance that AHR will consummate the purchase of our interests in the Trilogy Joint Venture on these terms, or at all, we believe that this proposed transaction presents an attractive opportunity for us to execute on our disposition strategy, particularly for this minority position in a joint venture.
•In October 2023, as a result of the payment default in July 2023 on seven cross-defaulted and cross-collateralized mortgage notes with an aggregate principal amount outstanding of $99.8 million, or the Rochester Sub-Portfolio Loan, secured by seven healthcare real estate properties, or the Rochester Sub-Portfolio, the lender filed a complaint seeking the appointment of a receiver and foreclosure on the underlying properties and to enforce its rights in its collateral under the loan documents and, on October 30, 2023, the properties underlying the Rochester Sub-Portfolio Loan were placed into a receivership. The receiver now has effective control of the properties and we are working with the lender and the receiver to facilitate an orderly transition of the operations, and eventually ownership, of the properties. The transition of these properties is expected to have a positive impact on our cash flows and will not have a negative impact on value since the balance of debt is believed to exceed the value of the properties.
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
•In April 2023, the Espresso joint venture completed the sale of 10 properties, the first of two scheduled sale closings for its remaining sub-portfolio, generating net proceeds, of which our proportionate share totaled $17.3 million. The transaction was structured such that the second closing sales price approximates the outstanding debt on the remaining properties and, as such, is not forecasted to generate net proceeds. The second sale closing is scheduled to close during the fourth quarter of 2023, though there can be no assurance that the transaction will close on this timeframe or at all.
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
The following is a summary of the performance of our investment segments for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023. For additional information on financial results, refer to “—Results of Operations.”
Direct Investments - Operating
The average quarterly occupancy of our facilities improved 1.4% to 86.5% for the third quarter of 2023, while the quarterly occupancy for the seniors housing industry averaged 84.4% for the same period. The average industry occupancy remains 2.7% below its pre-pandemic level of 87.1% in the first quarter of 2020 (source: The National Investment Centers for Seniors Housing & Care Map Top 31 Primary Metropolitan Markets).

A summary of average occupancy of our direct operating investments by property manager is as follows:

	Average Monthly Occupancy			Average Quarterly Occupancy
Manager	September 2023	June 2023	Variance	Q3 2023	Q2 2023	Variance
Solstice Senior Living	89.1%	87.6%	1.5%	88.7%	87.4%	1.3%
Watermark Retirement Communities	81.4%	79.3%	2.1%	80.8%	78.9%	1.9%
Avamere Health Services	90.8%	88.1%	2.7%	90.3%	88.7%	1.6%
Integral Senior Living	83.2%	86.9%	(3.7)%	85.0%	84.5%	0.5%
Direct Investments - Operating	87.0%	85.2%	1.8%	86.5%	85.1%	1.4%
The following table is a summary of the operating performance at our direct operating investments for the three months ended September 30, 2023 and June 30, 2023 (dollars in thousands):

	Three Months Ended		Increase (Decrease)
	September 30, 2023	June 30, 2023	Amount	%
Property revenues
Resident fee income	$11,966	$11,839	$127	1.1%
Rental income	39,493	38,227	1,266	3.3%
Total property revenues	51,459	50,066	1,393	2.8%
Property operating expenses
Salaries and wages	16,897	16,561	336	2.0%
Utilities	3,429	2,694	735	27.3%
Food and beverage	2,748	2,649	99	3.7%
Repairs and maintenance	3,700	3,627	73	2.0%
Property taxes	2,848	2,880	(32)	(1.1)%
Property management fee	2,989	2,499	490	19.6%
All other expenses	4,279	4,116	163	4.0%
Total property operating expenses	36,890	35,026	1,864	5.3%
Total property revenues, net of property operating expenses	$14,569	$15,040	$(471)	(3.1)%
Overall, property revenues, net of property operating expenses, decreased by $0.5 million for the three months ended September 30, 2023 as compared to the prior quarter. Property operating expenses increased by $1.9 million due to higher utility costs, salaries, and additional management fees accrued at our Winterfell portfolio due to exceeding performance targets for the nine months ended September 30, 2023, per the terms of our management agreements. Rental and resident fee income increased by $1.4 million as a result of improved occupancy and increases in market rates for new residents and in-place rates for existing residents across our direct operating investments.
Despite overall improved operating performance at our direct operating investments, certain properties continue to struggle with occupancy, rate growth and controlling expenses. In particular, the Rochester Sub-Portfolio has generated negative cash flow of approximately $3.2 million after capital expenditure and debt service payments remitted during the nine months ended September 30, 2023. We elected to default on our debt service payments on the Rochester Sub-Portfolio Loan in July 2023 because we do not expect the portfolio to generate sufficient cash flow to cover debt service obligations for an extended period of time and ultimately do not believe the portfolio will be able to generate sufficient sales proceeds in order to repay its cross-collateralized debt outstanding at maturity. Refer to “—Transaction and Financing Activities” for further information.
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
During the three months ended September 30, 2023, we recognized rental income from our Arbors portfolio to the extent excess cash flow was received, which totaled $0.8 million as compared to $0.3 million recognized during the three months ended June 30, 2023.

The operator of our net lease properties continues to be impacted by sub-optimal occupancy levels and elevated operating expenses, which has resulted in limited cash flow generated by properties. As a result, during the nine months ended September 30, 2023 we have utilized cash reserves of approximately $2.8 million to fund debt service payments, including principal amortization. Average quarterly occupancy improved 0.8% to 73.8% during the three months ended September 30, 2023 from 73.0% during the three months ended June 30, 2023, but we continue to monitor the portfolio for occupancy and revenue growth and evaluate the potential options for this portfolio.
Unconsolidated Investments
We own minority, non-controlling interests in joint ventures, which own investments in real estate properties. During the three months ended September 30, 2023, we did not receive any distributions from our unconsolidated investments as compared to $21.8 million during the three months ended June 30, 2023, which consisted primarily of excess cash flow and sub-portfolio sales proceeds distributed from the Espresso joint venture, of which our proportionate share totaled $2.2 million and $17.3 million, respectively. In addition, we received a quarterly distribution from the Trilogy joint venture, of which our proportionate share totaled $2.3 million during the three months ended June 30, 2023.
The following is a summary of operations and performance for our unconsolidated investments, excluding sold investments, for the three months ended September 30, 2023:
Trilogy
While continuing to improve from pandemic-era lows, the occupancy of the joint venture's facilities remains below historical levels, which has impacted operating revenues. Operating expenses continue to be impacted by inflationary pressures, most significantly labor-related costs, however, the joint venture has recognized COVID-19 provider relief grant income, which has partially offset the elevated expenses. In addition, the joint venture has incurred higher interest expense on its floating rate debt outstanding due to rising market interest rates, which has limited cash available to be distributed.
Espresso
The joint venture received full contractual rent from the net lease operators of its remaining portfolio. The sale of the remaining portfolio is scheduled to close during the fourth quarter of 2023. Refer to “—Transaction and Financing Activities” for additional information.
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
The following table presents a summary of investments as of September 30, 2023 (dollars in thousands):

		Properties(1)
Investment Type / Portfolio	Amount(2)	ILF	ALF	MCF	SNF	Integrated Campus	Total	Primary Locations	Ownership Interest
Direct Investments - Operating
Winterfell	$737,058	32	—	—	—	—	32	12 U.S. States	100.0%
Rochester	149,204	7	3	—	—	—	10	New York	97.0%
Avamere	94,246	—	5	—	—	—	5	Washington/Oregon	100.0%
Aqua	83,684	2	1	1	—	—	4	Texas/Ohio	97.0%
Oak Cottage	18,695	—	—	1	—	—	1	California	100.0%
Subtotal	$1,082,887	41	9	2	—	—	52

Direct Investments - Net Lease
Arbors	$103,915	—	4	—	—	—	4	New York	100.0%
Total Direct Investments	$1,186,802	41	13	2	—	—	56

Unconsolidated Investments
Trilogy(3)	$124,670	—	—	—	—	123	123	4 U.S. States	23.4%
Espresso	3,075	—	—		23	—	23	Ohio/Michigan	36.7%
Solstice(4)	281	—	—	—	—	—	—		20.0%
Total Unconsolidated Investments	$128,026	—	—	—	23	123	146

Total Investments	$1,314,828	41	13	2	23	123	202
_______________________________________
(1)Classification based on predominant services provided, but may include other services.
(2)For direct investments, amount represents operating real estate, before accumulated depreciation as presented in our consolidated financial statements as of September 30, 2023. For unconsolidated investments, amount represents the carrying value of our investments in unconsolidated ventures as presented in our consolidated financial statements as of September 30, 2023. For additional information, refer to “Note 3, Operating Real Estate” and “Note 4, Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements.”
(3)Property count includes properties owned and leased by the joint venture and excludes its institutional pharmacy and therapy businesses.
(4)Represents our investment in Solstice Senior Living, LLC, or Solstice, the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, or ISL, a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, who owns 20.0%.

The following presents the properties of our direct and unconsolidated investments by property type and geographic location based on our proportionate share of cost as of September 30, 2023:

Real Estate Equity by Property Type(1)	Real Estate Equity by Geographic Location

SNF
2.1%
MCF
1.0%
ALF
13.2%
Integrated
Campus
22.9%
ILF
60.8%

Northwest
11.5%
Midwest
35.3%
Southwest
12.2%
West
16.0%
Northeast
25.0%

_______________________________________
(1)Classification based on predominant services provided, but may include other services.

The following table presents the operators and managers of our direct investments (dollars in thousands):

	As of September 30, 2023		Nine Months Ended September 30, 2023
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	3,969	$94,469	61.2%
Watermark Retirement Communities	14	1,782	35,967	23.2%
Avamere Health Services	5	453	16,266	10.5%
Integral Senior Living	1	40	3,672	2.4%
Arcadia Management(4)	4	572	1,178	0.8%
Other(5)	—	—	2,893	1.9%
Total	56	6,816	$154,445	100.0%
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
(4)During the nine months ended September 30, 2023, we recorded rental income to the extent payments were received.
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
Our operating properties allow us to participate in the risks and rewards of the operations of the facilities as compared to receiving only contractual rent under a net lease. We engage independent managers to operate these facilities pursuant to management agreements, including procuring supplies, hiring and training all employees, entering into all third-party contracts for the benefit of the property, including resident/patient agreements, complying with laws and regulations, including but not limited to healthcare laws, and providing resident care and services, in exchange for a management fee. As a result, we must rely on our managers’ personnel, expertise, technical resources and information systems, risk management processes, proprietary information, good faith and judgment to manage our operating properties efficiently and effectively. We also rely on our managers to set appropriate resident fees, to provide accurate property-level financial results in a timely manner and otherwise operate our seniors housing facilities in compliance with the terms of our management agreements and all applicable laws and regulations.
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
Watermark Retirement Communities and Solstice, together with their affiliates, manage substantially all of our operating properties. As of September 30, 2023, Watermark and Solstice or their respective affiliates collectively managed 46 of our seniors housing facilities pursuant to management agreements. For the nine months ended September 30, 2023, properties managed by Watermark and Solstice represented 23.2% and 61.2% of our total property and other revenues, respectively, and 19.6% and 62.1% of our operating real estate, respectively. Through our 20.0% ownership of Solstice, we are entitled to certain rights and minority protections.
The following table presents a summary of the terms of the Watermark and Solstice management agreements:

Manager	Portfolio	Properties	Expiration Date	Management Fees
Solstice Senior Living	Winterfell	32	October 2025
•5% of monthly gross revenues, subject to certain exclusions
•7% of actual costs of certain capital projects
•Additional fees if net operating income exceeds annual target
•Additional fees if net operating income long-term growth is achieved

Watermark Retirement Communities(1)	Aqua	2	December 2023	•5% of monthly gross revenues, subject to certain exclusions •Eligible for promote in connection with disposition
	Aqua	2	February 2024
	Rochester	10	August 2024
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
As of September 30, 2023, we had four ALF properties operated by Arcadia Management under net leases. These leases obligate Arcadia to pay a fixed rental amount and pay all property-level expenses, with a lease term that expires in August 2029. However, Arcadia has been unable to satisfy its obligations under its leases since February 2021, and instead remits rent and pays property-level expenses based on its available cash. On March 27, 2023, we entered into the Forbearance Agreement, with Arcadia, pursuant to which we are entitled to receive all cash flow in excess of permitted expenses, and are required to fund any operating deficits, through 2025, subject to the terms and conditions thereof. As a result, we participate in the risks and rewards of this portfolio similar to our operating properties. We also agreed to make available funds for capital improvements in order to stabilize and drive improved performance in this portfolio. If Arcadia performs under the Forbearance Agreement, it will be entitled to forgiveness of accrued and unpaid rent during the forbearance period and a potential incentive fee tied to disposition of the portfolio above a certain value.

Unconsolidated Investments
For investments accounted for under the equity method, we report our proportionate interest of revenues and expenses from our unconsolidated joint ventures through equity in earnings (losses) of unconsolidated ventures on our consolidated statements of operations. For investments accounted for under the fair value option method, we will record any changes to its investment’s fair value in gain (loss) on investments and other in the consolidated statements of operations. As of September 30, 2023, our unconsolidated investment portfolios are as follows:
•Trilogy. Portfolio of Integrated Senior Health Campuses located in the Midwest and operated pursuant to management agreements with Trilogy Health Services. The portfolio includes ancillary services businesses, including a therapy business and a pharmacy business. AHR and management of Trilogy own the remaining 76.6% of this portfolio.
•Espresso. The joint venture is in the process of completing the second and final sale of its remaining net lease portfolio consisting of 23 SNFs located in Ohio and Michigan. An affiliate of Formation acts as the general partner and manager of this investment. Formation and Safanad Management Limited own the remaining 63.3% of this portfolio.
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
Direct Operating Investments
During the nine months ended September 30, 2023, we recorded impairment losses on our operating real estate totaling $38.7 million, including impairment losses of $38.6 million for five facilities within the Rochester portfolio as a result of shortened hold period assumptions due to the facilities defaulting on their loan payments in July 2023. On October 30, 2023, the properties underlying the Rochester Sub-Portfolio Loan were placed into a receivership. The receiver now has effective control of the properties and we are working with the lender and the receiver to facilitate an orderly transition of the operations, and eventually ownership, of the properties. Refer to “—Transaction and Financing Activities” for additional discussion. Additionally, we recorded impairment losses totaling $0.1 million for a land parcel within the Rochester Portfolio as a result of lower estimated market value.
Accumulated impairment losses totaled $220.2 million for operating real estate that we continue to hold as of September 30, 2023. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and 2021 for additional information regarding impairment recorded in prior years.
Unconsolidated Investments
During the nine months ended September 30, 2023, we recorded an impairment on our investment in the Espresso joint venture totaling $4.7 million, which reduced the carrying value of our investment to $3.1 million. Our assessment for the recoverability of our investment took into consideration the joint venture’s remaining assets and estimated future cash distributions, less transaction and wind down costs. Upon impairing our investment, we elected the fair value option method to account for our investment in the Espresso joint venture on June 30, 2023.
The joint ventures underlying our unconsolidated ventures assess and record impairment and reserves on their respective real estate portfolios, goodwill, and other assets, and we recognize our proportionate share through equity in earnings (losses). In May 2023, prior to the Sale of Minority Interests, the underlying Diversified US/UK joint venture recorded impairment losses on its UK Portfolio, due to, among other things, an extended period contemplated for the UK Portfolio to reach stabilization. Our proportionate share of the impairment losses recorded by the Diversified US/UK joint venture totaled $11.4 million.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 to September 30, 2022 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	%
Property and other revenues
Resident fee income	$11,966	$11,274	$692	6.1%
Rental income	40,330	36,165	4,165	11.5%
Other revenue	1,078	300	778	259.3%
Total property and other revenues	53,374	47,739	5,635	11.8%
Expenses
Property operating expenses	36,890	35,134	1,756	5.0%
Interest expense	14,250	11,014	3,236	29.4%
Transaction costs	358	857	(499)	(58.2)%
Asset management fees - related party	—	2,428	(2,428)	(100.0)%
General and administrative expenses	2,921	2,859	62	2.2%
Depreciation and amortization	9,848	9,642	206	2.1%
Impairment loss	—	18,500	(18,500)	(100.0)%
Total expenses	64,267	80,434	(16,167)	(20.1)%
Gain (loss) on investments and other	(347)	325	(672)	(206.8)%
Equity in earnings (losses) of unconsolidated ventures	(127)	2,872	(2,999)	(104.4)%
Income tax expense	(17)	(15)	(2)	13.3%
Net income (loss)	$(11,384)	$(29,513)	$18,129	(61.4)%
Total Property and Other Revenues
The following table presents total property and other revenues generated by our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$11,966	$11,274	$692	6.1%
ILF properties	34,644	30,855	3,789	12.3%
Net lease properties	837	724	113	15.6%
Rochester Sub-Portfolio (in loan default)	4,849	4,586	263	5.7%
Other revenue	1,078	300	778	259.3%
Total property and other revenues	$53,374	$47,739	$5,635	11.8%
Overall, total property and other revenues increased $5.6 million during the three months ended September 30, 2023. Revenues generated by our operating properties increased as a result of improved occupancy and higher market rates for new residents and in-place rates for existing residents. Other revenue consists of interest earned on cash and cash equivalents, which increased during the three months ended September 30, 2023 as a result of higher market interest rates.
Property Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$9,387	$9,069	$318	3.5%
ILF properties	23,504	21,790	1,714	7.9%
Rochester Sub-Portfolio (in loan default)	3,999	4,275	(276)	(6.5)%
Total property operating expenses	$36,890	$35,134	$1,756	5.0%
Overall, total operating expenses increased $1.8 million, primarily due to an increase in management fees at our Winterfell portfolio as a result of revenue growth and additional fees for exceeding performance targets per the terms of the management agreements. In addition, inflationary pressures significantly impacted all variable operating costs, most notably wages and benefits, repairs and maintenance, and insurance costs.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$1,315	$1,310	$5	0.4%
ILF properties	7,482	7,583	(101)	(1.3)%
Net lease properties	883	907	(24)	(2.6)%
Rochester Sub-Portfolio (in loan default)	4,570	1,214	3,356	276.4%
Total interest expense	$14,250	$11,014	$3,236	29.4%
Interest expense increased $3.2 million as a result of higher interest expense on our floating rate debt and default interest and prepayment penalties accrued due to Rochester Sub-Portfolio Loan default and acceleration in July 2023. We do not anticipate remitting payment for debt service obligations due under the Rochester Sub-Portfolio Loan.
Transaction Costs
Transaction costs for the three months ended September 30, 2023 consisted of legal and professional fees incurred for investment activity. Transaction costs for the three months ended September 30, 2022 consisted of legal and professional fees incurred to complete the Internalization.
Asset Management Fees - Related Party & General and Administrative Expenses
The advisory agreement with our Former Advisor was terminated on October 21, 2022. As a result, no asset management fees were incurred during 2023 as compared to $2.4 million incurred during the three months ended September 30, 2022.
Under our new internalized structure, we directly incur and pay all general and administrative expenses, including personnel costs related to our executive officers, which were not allocable under the former advisory agreement. General and administrative expenses were comparable for the three months ended September 30, 2023 and 2022.
Combining asset management fees and general and administrative expenses, $2.4 million of cost savings were realized under the internalized structure during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$1,652	$1,581	$71	4.5%
ILF properties	6,439	5,900	539	9.1%
Net lease properties	729	870	(141)	(16.2)%
Rochester Sub-Portfolio (in loan default)	1,028	1,291	(263)	(20.4)%
Total depreciation and amortization	$9,848	$9,642	$206	2.1%
Depreciation and amortization expense increased $0.2 million as a result of additional capital expenditures, primarily at our Winterfell portfolio. The increase was partially offset by lower depreciation for our Rochester Sub-Portfolio due to impairments recognized during the three months ended June 30, 2023, which reduced building depreciation expense for the three months ended September 30, 2023.
Impairment Loss
During the three months ended September 30, 2023, we did not record any impairment losses on our investments. During the three months ended September 30, 2022, impairment losses on operating real estate totaled $18.5 million for facilities within our Arbors net lease portfolio.

Gain (Loss) on Investments and Other
During the three months ended September 30, 2023, we recorded losses on the change in value of our mortgage note payable interest rate caps totaling $0.3 million as compared to losses totaling $0.3 million recognized during the three months ended September 30, 2022.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, after FFO and MFFO adjustments		Increase (Decrease)
Trilogy	$(146)	$6,052	$4,460	$(753)	$4,314	$5,299	$(985)	(18.6)%
Espresso	—	(242)	—	1,617	—	1,375	(1,375)	(100.0)%
Solstice	19	17	—	—	19	17	2	11.8%
Subtotal	(127)	5,827	4,460	864	4,333	6,691	(2,358)	(35.2)%
Investments sold	—	(2,955)	—	3,434	—	479	(479)	(100.0)%
Total	$(127)	$2,872	$4,460	$4,298	$4,333	$7,170	$(2,837)	(39.6)%
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
Excluding the investments in unconsolidated ventures sold, equity in earnings decreased by $6.0 million primarily due to the Trilogy joint venture recognizing a gain upon acquiring the remaining ownership interest of an investment portfolio during the three months ended September 30, 2022.
Excluding the investments in unconsolidated ventures sold, equity in earnings, after FFO and MFFO adjustments, decreased $2.4 million. The Espresso joint venture has sold properties, which has resulted in lower rental income recognized and as of June 30, 2023, we elected to account for the Espresso joint venture under the fair value option, resulting in no equity in earnings recorded during the three months ended September 30, 2023. In addition, higher interest expense on floating rate debt in the Trilogy joint venture has offset operational improvements in the joint venture, resulting in lower cash flows generated.
Comparison of the Nine Months Ended September 30, 2023 to September 30, 2022 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	%
Property and other revenues
Resident fee income	$35,655	$32,987	$2,668	8.1%
Rental income	115,897	103,001	12,896	12.5%
Other revenue	2,893	457	2,436	533.0%
Total property and other revenues	154,445	136,445	18,000	13.2%
Expenses
Property operating expenses	106,993	101,258	5,735	5.7%
Interest expense	37,143	31,877	5,266	16.5%
Transaction costs	455	857	(402)	(46.9)%
Asset management fees - related party	—	7,532	(7,532)	(100.0)%
General and administrative expenses	10,424	10,300	124	1.2%
Depreciation and amortization	29,305	29,105	200	0.7%
Impairment loss	43,422	31,502	11,920	37.8%
Total expenses	227,742	212,431	15,311	7.2%
Other income, net	202	77	125	162.3%
Gain (loss) on investments and other	(4,662)	660	(5,322)	(806.4)%
Equity in earnings (losses) of unconsolidated ventures	(6,595)	39,427	(46,022)	(116.7)%
Income tax expense	(43)	(45)	2	(4.4)%
Net income (loss)	$(84,395)	$(35,867)	$(48,528)	135.3%

Total Property and Other Revenues
The following table presents total property and other revenues (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$35,655	$32,987	$2,668	8.1%
ILF properties	100,583	88,146	12,437	14.1%
Net lease properties	1,178	1,220	(42)	(3.4)%
Rochester Sub-Portfolio (in loan default)	14,136	13,635	501	3.7%
Other revenue	2,893	457	2,436	533.0%
Total property and other revenues	$154,445	$136,445	$18,000	13.2%
Overall, total property and other revenues increased $18.0 million during the nine months ended September 30, 2023. Revenues generated by our operating properties increased as a result of improved occupancy and higher market rates for new residents and in-place rates for existing residents. Other revenue consists of interest earned on cash and cash equivalents, which increased during the nine months ended September 30, 2023 as a result of higher market interest rates.
Property Operating Expenses
The following table presents property operating expenses incurred by our direct investments (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$26,920	$24,937	$1,983	8.0%
ILF properties	67,849	63,431	4,418	7.0%
Net lease properties	—	35	(35)	(100.0)%
Rochester Sub-Portfolio (in loan default)	12,224	12,855	(631)	(4.9)%
Total property operating expenses	$106,993	$101,258	$5,735	5.7%
Overall, total operating expenses increased $5.7 million, primarily due to inflationary pressures significantly impacting all variable operating costs, most notably wages and benefits, repairs and maintenance, insurance, utilities and food and beverage costs. In addition, management fees at our Winterfell portfolio increased as a result of revenue growth and additional fees for exceeding performance targets per the terms of the management agreements.
Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$3,937	$3,855	$82	2.1%
ILF properties	22,342	22,603	(261)	(1.2)%
Net lease properties	2,639	2,708	(69)	(2.5)%
Rochester Sub-Portfolio (in loan default)	8,225	2,711	5,514	203.4%
Total interest expense	$37,143	$31,877	$5,266	16.5%
Interest expense increased $5.3 million as a result of higher interest expense on our floating rate debt and default interest and prepayment penalties accrued due to Rochester Sub-Portfolio Loan default and acceleration in July 2023. We do not anticipate remitting payment for debt service obligations due under the Rochester Sub-Portfolio Loan. The increase was partially offset by a decrease in the average mortgage notes principal balances as compared to September 30, 2022 due to continued principal amortization.
Transaction Costs
Transaction costs for the nine months ended September 30, 2023 consisted primarily of legal and professional fees incurred for investment activity and costs incurred in connection with the Internalization and the transition of services and systems previously provided by the Former Advisor.

Transaction costs for the nine months ended September 30, 2022 consisted of legal and professional fees incurred to complete the Internalization.
Asset Management Fees - Related Party & General and Administrative Expenses
The advisory agreement with our Former Advisor was terminated on October 21, 2022. As result, no asset management fees were incurred during 2023 as compared to $7.5 million incurred during the nine months ended September 30, 2022.
Under our new internalized structure, we directly incur and pay all general and administrative expenses, including personnel costs related to our executive officers, which were not allocable under the former advisory agreement. General and administrative expenses were comparable for the nine months ended September 30, 2023 and 2022.
Combining asset management fees and general and administrative expenses, $7.4 million of cost savings were realized under the internalized structure during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	Amount	%
ALF/MCF properties	$4,930	$4,703	$227	4.8%
ILF properties	18,539	17,828	711	4.0%
Net lease properties	2,187	2,601	(414)	(15.9)%
Rochester Sub-Portfolio (in loan default)	3,649	3,973	(324)	(8.2)%
Total depreciation and amortization	$29,305	$29,105	$200	0.7%
Depreciation and amortization expense increased at our ALFs, MCFs and ILFs, primarily as a result of capital improvements during 2023. The increase was partially offset by decreased depreciation primarily as a result of impairments recognized at our net lease properties and our Rochester Sub-Portfolio during the year ended December 31, 2022 and three months ended June 30, 2023, respectively, which reduced building depreciation expense for the nine months ended September 30, 2023.
Impairment Loss
During the nine months ended September 30, 2023, impairment losses on operating real estate totaled $38.7 million and impairment losses recorded on unconsolidated ventures investments totaled $4.7 million. Refer to “—Impairment” for additional discussion.
During the nine months ended September 30, 2022, impairment losses on operating real estate totaled $31.5 million, consisting of $18.5 million, $8.5 million and $3.9 million for facilities in Arbors, Winterfell and Rochester portfolios, respectively. In addition, we recorded $0.6 million of impairment losses for property damage sustained by facilities within our Winterfell portfolio.
Other Income, Net
During the nine months ended September 30, 2023, other income, net consisted primarily of capital expenditure reimbursements from the state of Oregon’s Long-Term Care Capital Improvement and Emergency Preparedness Program received and recognized by facilities within our Avamere portfolio.
During the nine months ended September 30, 2022, other income, net consisted of COVID-19 testing reimbursements received and recognized by our Avamere portfolio.
Gain (Loss) on Investments and Other
In connection with the Sale of Minority Interests, we realized a loss totaling $1.3 million, representing the difference between the fair value and carrying value of our investments in the Diversified US/UK and Eclipse joint ventures, which was the consideration exchanged in the transaction for the acquisition of our common stock. In addition, as a result of the Sale of Minority Interests, we reclassified the accumulated foreign currency losses, totaling $3.3 million, related to the Diversified US/UK portfolio, previously recorded through other comprehensive income on the consolidated statements of equity to gain (loss) on investments and other. Refer to “—Transaction and Financing Activities” for additional discussion.

During the nine months ended September 30, 2022, we recognized gains on mortgage interest rate caps, a discounted financing payoff and a distribution that exceeded our carrying value for an unconsolidated investment. Gains were partially offset by losses recognized on investment activity.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		Equity in Earnings, after FFO and MFFO adjustments		Increase (Decrease)
Trilogy	$454	$10,757	$13,448	$7,415	$13,902	$18,172	$(4,270)	(23.5)%
Espresso	9,228	33,711	(8,283)	(28,121)	945	5,590	(4,645)	(83.1)%
Solstice	(41)	(41)	—	—	(41)	(41)	—	—%
Subtotal	9,641	44,427	5,165	(20,706)	14,806	23,721	(8,915)	(37.6)%
Investments sold	(16,236)	(5,000)	15,087	9,379	(1,149)	4,379	(5,528)	(126.2)%
Total	$(6,595)	$39,427	$20,252	$(11,327)	$13,657	$28,100	$(14,443)	(51.4)%
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
Excluding the investments in unconsolidated ventures sold, equity in earnings (losses) decreased $34.8 million primarily due to prior period gains on sales exceeding gains recognized during the nine months ended September 30, 2023 by the Espresso joint venture. In addition, the Trilogy joint venture recognized a gain upon acquiring the remaining ownership interest of an investment portfolio during nine months ended September 30, 2022.
Excluding the investments in unconsolidated ventures sold, equity in earnings (losses), after FFO and MFFO adjustments, decreased $8.9 million. The Espresso joint venture has sold properties, which has resulted in lower rental income recognized during the nine months ended September 30, 2023 and as of June 30, 2023, we elected to account for the Espresso joint venture under the fair value option, resulting in no equity in earnings recorded during the three months ended September 30, 2023. In addition, higher interest expense on floating rate debt in the Trilogy joint venture has offset operational improvements in the joint venture, resulting in lower cash flows generated.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(11,218)	$(29,440)	$(82,925)	$(35,569)
Adjustments:
Depreciation and amortization	9,848	9,642	29,305	29,105
Depreciation and amortization related to non-controlling interests	(67)	(71)	(214)	(215)
Depreciation and amortization related to unconsolidated ventures	4,137	7,290	14,328	21,386
(Gain) loss from sales of property	—	—	(136)	425
Gain (loss) from sales of property related to non-controlling interests	—	—	4	(6)
(Gain) loss from sales of property related to unconsolidated ventures	—	(505)	(7,894)	(44,407)
Impairment losses of depreciable real estate	—	18,500	38,694	31,502
Impairment loss on real estate related to non-controlling interests	—	—	(1,161)	(117)
Impairment losses of depreciable real estate held by unconsolidated ventures	—	38	7,682	58
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$2,700	$5,454	$(2,317)	$2,162
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$2,700	$5,454	$(2,317)	$2,162
Adjustments:
Transaction costs	358	857	455	857
Amortization of premiums, discounts and fees on investments and borrowings	1,513	983	3,507	2,927
(Gain) loss on investments and other	347	(325)	4,798	(1,085)
Adjustments related to unconsolidated ventures(1)	323	(2,525)	6,136	11,636
Adjustments related to non-controlling interests	(27)	7	(28)	11
Impairment of real estate related investment	—	—	4,728	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$5,214	$4,451	$17,279	$16,508
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
As of November 9, 2023, we had approximately $98.7 million of unrestricted cash and currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties and rental income from our net lease properties. In addition, we receive distributions from our investments in unconsolidated ventures. Net cash provided by operating activities was $13.1 million for the nine months ended September 30, 2023.
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
We have a significant unconsolidated investment in the Trilogy Joint Venture, where we have no control over the timing of distributions, if any. The Trilogy Joint Venture has been similarly impacted as our direct investments by inflation, rising interest rates and other economic market conditions, and, as a result, does not expect to make further distributions in 2023 and may continue to limit distributions to preserve liquidity in the future.
Borrowings
We typically have financed our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing.
During the nine months ended September 30, 2023, we paid $43.7 million in recurring principal and interest payments on borrowings. Excluding the Rochester Sub-Portfolio Loan, we had $808.5 million of consolidated asset-level borrowings outstanding as of September 30, 2023. Fixed-rate borrowings totaled $779.4 million with interest rates ranging from 3.00% to 4.66%. Excluding the Rochester Sub-Portfolio Loan, floating-rate borrowings totaled $29.1 million and are subject to fluctuating Secured Overnight Financing Rate, or SOFR. As of September 30, 2023, excluding the Rochester Sub-Portfolio Loan, effective interest rates on floating rate debt ranged from 8.11% to 8.26%.
As the impact of inflation, rising interest rates, risk of recession and other economic market conditions continue to influence our investments’ performance and market values, our ability to service or refinance our borrowings may be negatively impacted, including $586.8 million of borrowings collateralized by our Winterfell portfolio that mature in June 2025.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of September 30, 2023, our leverage was 55.5% of our assets, other than intangibles, before deducting non-cash reserves and depreciation. As of September 30, 2023, indirect leverage on assets, other than intangibles, before deducting non-cash reserves and depreciation, held through our unconsolidated joint ventures was 57.7%.
For additional information regarding our borrowings, including principal repayments, timing of maturities and loans currently in default, refer to Note 5, “Borrowings” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
Capital Expenditures Activities
We are responsible for capital expenditures for our operating properties and may also fund capital expenditures for our net lease properties. We continue to invest cash from reserves and asset sales proceeds into our direct investments in order to maintain market position, functional and operating standards, increase operating income, achieve property stabilization and enhance the overall value of our assets. However, there can be no assurance that these initiatives will achieve these intended results.
The following table presents cash used for capital expenditures at our direct investments (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	2023 vs. 2022 Change
ALF/MCF properties	$2,066	$1,993	$73
ILF properties	26,359	15,609	10,750
Net lease properties	—	322	(322)
Total capital expenditures	$28,425	$17,924	$10,501
Realization and Disposition of Investments
We will pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return, improve our liquidity position and generate value for shareholders.
We have made significant investments through unconsolidated joint ventures with third parties, which we have limited ability to influence material decisions, including the disposition of assets. Refer to “—Market Update” and “—Business Update” for further information regarding dispositions.

Distributions
To continue to qualify as a REIT, we are required to distribute annually dividends equal to at least 90% of our taxable income, subject to certain adjustments, to stockholders. We have generated net operating losses for tax purposes and, accordingly, are currently not required to make distributions to our stockholders to qualify as a REIT. Refer to “—Distributions Declared and Paid” and “—Liquidity Update” for further information regarding our distributions.
Repurchases
We adopted a Share Repurchase Program effective August 7, 2012, which enabled stockholders to sell their shares to us in limited circumstances and could be amended, suspended, or terminated at any time. On April 7, 2020, our board of directors suspended all repurchases under our existing Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity. We do not currently anticipate resuming the Share Repurchase Program. If we have sufficient capital available, at this stage in our life cycle, we believe that returning capital to stockholders through special distributions, rather than repurchases, is a better use of that capital.
Other Commitments
On October 21, 2022, we terminated the advisory agreement and completed the Internalization. Prior to the termination of the advisory agreement, we reimbursed the Former Advisor for direct and indirect operating costs in connection with services provided to us. Under our new internalized structure, we will directly incur and pay all general and administrative costs.

Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,
Cash flows provided by (used in):	2023	2022	2023 vs. 2022 Change
Operating activities	$13,066	$(13,604)	$26,670
Investing activities	(14,295)	24,249	(38,544)
Financing activities	(15,464)	(113,901)	98,437
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,693)	$(103,256)	$86,563
Operating Activities
Net cash provided by operating activities totaled $13.1 million for the nine months ended September 30, 2023 as compared to $13.6 million net cash used in operating activities for the nine months ended September 30, 2022. The change in cash flow from operating activities was a result of distributions received from our unconsolidated investment in the Espresso joint venture, $10.6 million of which has been classified as operating cash flows. Additionally, increases in rates and occupancy at our direct operating investments, resulted in higher rent and resident fees collected during the nine months ended September 30, 2023 and lower reimbursement payments made to our Former Advisor increased cash flow from operations.
Investing Activities
Our cash flows from investing activities are primarily proceeds from investment dispositions, net of any capital expenditures. We continue to invest capital into our operating portfolios in order to maintain market position and enhance overall asset value. Net cash used in investing activities totaled $14.3 million for the nine months ended September 30, 2023 as compared to $24.2 million net cash provided by investing activities for the nine months ended September 30, 2022. Cash flows used in investing activities for the nine months ended September 30, 2023 consisted of capital expenditures for our direct investments, partially offset by distributions received from our Espresso and Trilogy unconsolidated investments classified as investing cash flows, which totaled $8.8 million and $4.7 million, respectively. Cash flows provided by investing activities for the nine months ended September 30, 2022 consisted of distributions received from our unconsolidated investments, which totaled $42.2 million, less capital expenditures for our direct investments.
Financing Activities
Cash flows used in financing activities totaled $15.5 million for the nine months ended September 30, 2023 compared to $113.9 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, net cash flows used in financing activities were primarily recurring principal amortization on our mortgage notes. For the nine months ended September 30, 2022, net cash flows used in financing activities were primarily attributable to the special distribution our board of directors declared of $0.50 per share for each stockholder of record on May 2, 2022, or the Special Distribution, which was paid in cash on or around May 5, 2022 and totaled approximately $97.0 million. In addition, the repayment of the financing on Oak Cottage and recurring principal amortization on our mortgage notes contributed to cash flows used in financing activities.
Off-Balance Sheet Arrangements
As of September 30, 2023, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I, Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Distributions Declared and Paid
From inception through September 30, 2023, we declared $530.9 million in distributions, inclusive of the Special Distribution, and generated cumulative FFO of $107.0 million. From the date of our first investment on April 5, 2013 through December 31, 2017, we declared an annualized distribution amount of $0.675 per share of our common stock. From January 1, 2018 through January 31, 2019, we declared an annualized distribution amount of $0.3375 per share of our common stock. Effective February 1, 2019, our board of directors stopped recurring distributions in order to preserve capital and liquidity. On April 20, 2022, our board of directors declared the Special Distribution of $0.50 per share for each stockholder of record on May 2, 2022 totaling approximately $97.0 million. While we do not anticipate recurring dividends in the near future, in light of the cash flow generated by our investments as compared to our capital expenditure needs and debt service obligations, our management and board of directors will evaluate special distributions in connection with asset sales and other realizations of our investments on a case-by-case basis based on, among other factors, current and projected liquidity needs, opportunities for investment in our assets (such as capital expenditure and de-levering opportunities) and other strategic initiatives.
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
Summary of Fees and Reimbursements
The following table presents the fees and reimbursements incurred and paid to the Former Advisor (dollars in thousands):

Reimbursements to Former Advisor Entities		Due to Related Party as of December 31, 2022	Nine Months Ended September 30, 2023			Due to Related Party as of September 30, 2023 (Unaudited)
	Financial Statement Location		Incurred		Paid
Operating costs	General and administrative expenses/Transaction costs	$469	$520	(1)	$(697)	$292
_____________________________________
(1)Represents costs incurred under the TSA during the nine months ended September 30, 2023.

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
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, who own 80.0%, and us, who owns 20.0%. For the nine months ended September 30, 2023, we recognized property management fee expense of $5.1 million payable to Solstice related to the Winterfell portfolio.
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
Interest Rate Risk
Changes in interest rates may affect our net income as a result of changes in interest expense incurred in connection with floating-rate borrowings used to finance our equity investments. As of September 30, 2023, 14.2% of our total borrowings were floating-rate liabilities, which are related to mortgage notes payable of our direct operating investments.
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
The interest rate on our floating-rate liabilities is a fixed spread over an index such as SOFR and typically reprices every 30 days. As of September 30, 2023, a hypothetical 100 basis point increase in interest rates would not impact net annual interest expense due to the interest rate caps in place.
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

Risk Concentration
The following table presents the operators and managers of our properties, excluding properties owned through unconsolidated joint ventures (dollars in thousands):

	As of September 30, 2023		Nine Months Ended September 30, 2023
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	3,969	$94,469	61.2%
Watermark Retirement Communities	14	1,782	35,967	23.2%
Avamere Health Services	5	453	16,266	10.5%
Integral Senior Living	1	40	3,672	2.4%
Arcadia Management(4)	4	572	1,178	0.8%
Other(5)	—	—	2,893	1.9%
Total	56	6,816	$154,445	100.0%
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
(4)During the nine months ended September 30, 2023, we recorded rental income to the extent payments were received.
(5)Consists primarily of interest income earned on corporate-level cash and cash equivalents.
Watermark Retirement Communities and Solstice, together with their affiliates, manage substantially all of our operating properties. As a result, we are dependent upon their personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our properties efficiently and effectively. Through our 20.0% ownership of Solstice, we are entitled to certain rights and minority protections. As Solstice is a joint venture formed exclusively to operate the Winterfell portfolio, Solstice has generated, and may generate, operating losses if our Winterfell portfolio experiences declines in occupancy and operating revenues.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in the past in excess of our cash flow from operations and may continue to do so in the future. If we pay distributions from sources other than our cash flow provided by operations, our book value may be negatively impacted and stockholders’ overall return may be reduced. In April 2022, our board of directors declared a special distribution to stockholders, of which approximately $97.0 million was paid in cash in May 2022, using proceeds from asset sales and not cash flow provided by operations. We did not declare any distributions during the nine months ended September 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted a Share Repurchase Program in 2012, which enabled shareholders to sell their shares to us in limited circumstances and could be amended, suspended and terminated by our board of directors at any time in their sole discretion (subject to certain notice requirements set forth in the Share Repurchase Program). On April 7, 2020, in accordance with the terms of our Share Repurchase Program, our board of directors suspended all repurchases under the Share Repurchase Program effective April 30, 2020 in order to preserve capital and liquidity and does not currently anticipate resuming the Share Repurchase Program.
Unregistered Sales of Equity Securities
We did not issue any shares of common stock during the nine months ended September 30, 2023.
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
Determination of Estimated Value Per Share
Overview
On November 9, 2023, upon the recommendation of the Audit Committee of the Board of NorthStar Healthcare Income, Inc., the Board, including all of its independent directors, approved and established an estimated value per share of NorthStar Healthcare’s common stock of $2.64. The estimated value per share is based upon the estimated value of NorthStar Healthcare’s assets less the estimated value of NorthStar Healthcare’s liabilities as of June 30, 2023, divided by the number of shares of NorthStar Healthcare’s common stock outstanding as of June 30, 2023. The information used to generate the estimated value per share, including market information, investment- and property-level data and other information provided by third parties, was the most recent information practically available as of June 30, 2023.

Process
The estimated value per share was calculated with the assistance of NorthStar Healthcare’s management team and Kroll, LLC, or Kroll, an experienced third-party independent valuation and consulting firm engaged by NorthStar Healthcare to perform an appraisal and valuation of its assets and liabilities. The engagement of Kroll was approved by the Board, including all of its independent directors. Kroll has extensive experience in conducting asset valuations, including appraisals of properties similar to those owned by NorthStar Healthcare. While NorthStar Healthcare has engaged or may engage Kroll in the future for services of various kinds, NorthStar Healthcare believes that there are no material conflicts of interest with respect to its engagement of Kroll.
The Audit Committee recommended and the Board established the estimated value per share as of June 30, 2023 based upon the analyses and reports provided by Kroll and NorthStar Healthcare’s management team. In arriving at its recommendation, the Audit Committee relied in part on valuation and appraisal methodologies that Kroll and NorthStar Healthcare’s management team believe are standard and acceptable in the real estate and non-listed REIT industries for the types of assets and liabilities held by NorthStar Healthcare. The process for estimating the value of NorthStar Healthcare’s assets and liabilities was performed in accordance with the provisions of the Institute for Portfolio Alternatives Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs. NorthStar Healthcare believes that the valuation was developed in a manner reasonably designed to ensure its reliability.
On November 9, 2023, Kroll delivered its report related to the valuation and appraisal of NorthStar Healthcare’s assets and liabilities as of June 30, 2023, reflecting an estimated range of values for NorthStar Healthcare’s real estate properties, or the Healthcare Properties, including 56 consolidated Healthcare Properties, 6 of which have excess land and undeveloped land parcels, collectively the Direct Investments, and interests in 121 Healthcare Properties, two ancillary businesses and related assets and liabilities held through two unconsolidated joint ventures, collectively the Unconsolidated Investments, in each case less the fair value of outstanding borrowings on the Healthcare Properties, or the Healthcare Borrowings, as well as one unconsolidated joint venture investment in a senior housing management company, or the Management Company Investment. The Direct Investments, Unconsolidated Investments and Management Company Investment are collectively referred to herein as the “Investments”.
The Board currently expects that NorthStar Healthcare’s next estimated value per share will be based upon its assets and liabilities as of June 30, 2024, and that such value will be included in a report filed with the SEC. NorthStar Healthcare intends to publish estimated values per share annually, although NorthStar Healthcare may determine to publish such revised values more frequently.
Valuation Methodology
To estimate the range of value of the Healthcare Properties, Kroll conducted an appraisal for the Healthcare Properties performed in accordance with the Uniform Standards of Professional Appraisal Practice of the Appraisal Foundation and with an effective valuation date of June 30, 2023. Kroll’s appraisals were certified by an appraiser licensed in the state in which the Healthcare Properties were located. In determining the value of each Healthcare Property, Kroll utilized all information that they deemed relevant, including information from NorthStar Healthcare’s management team, and its own data sources, including trends in capitalization rates, leasing rates and other economic factors. In conducting its appraisals of the Healthcare Properties, other than for the undeveloped land parcels and any excess land associated with the Healthcare Properties, Kroll utilized both the direct capitalization approach and discounted cash flow, or the DCF, approach to value Healthcare Properties.
In the direct capitalization approach, a market capitalization rate is applied to the estimated forward-year annual stabilized net operating income. In the DCF approach, a market terminal capitalization and discount rate are utilized to derive a value indication from the estimated forward multi-year annual net operating income. Kroll placed primary emphasis on the direct capitalization approach for the Healthcare Properties with stable and long-term income streams. The DCF was completed as a secondary, confirmatory approach. Kroll placed primary emphasis on the DCF approach for the Healthcare Properties that are not stabilized. Kroll believes the two methodologies are the most appropriate for valuing assets similar to those owned by NorthStar Healthcare. In selecting each capitalization rate range for the direct capitalization or DCF approach, Kroll took into account, among other factors, prevailing capitalization rates in the healthcare property sector, the property’s location, age and condition, the property’s operating trends and lease coverage ratios, if applicable, and other unique property factors. As applicable, Kroll adjusted the capitalized value range of each investment it appraised for any excess land, deferred maintenance or other anticipated property capital expenditures, lease-up costs and other adjustments as appropriate to estimate the “as-is” value range of each of the Healthcare Properties it appraised. For the Healthcare Properties with excess land and undeveloped land parcels, Kroll valued the land by utilizing a comparable sales analysis, where land sales or listings in the market were analyzed and a market-based value indication per square foot or acre was derived and applied to the land parcel to determine the parcel’s estimated market value.

After establishing an estimated value range for each Healthcare Property, Kroll then added or subtracted, as appropriate, the estimated fair value of Healthcare Borrowings after factoring in any adjustments for above- or below-market in-place financing, as deemed applicable. Kroll estimated the fair value range of the long-term liabilities by discounting the stream of expected interest and principal payments for each liability by an interest rate range that Kroll estimated a current market participant would require for instruments with similar collateral and duration assuming an orderly market environment, taking into account factors such as remaining loan term, loan-to-value ratio, collateral type, debt service coverage, security position and other factors deemed relevant. In the aggregate, the estimated market adjustment to our proportionate share of the outstanding principal balance of the Healthcare Borrowings totaled $96.9 million, which reduced the liabilities to fair value.
For both the Direct Investments where there is a minority joint venture partner and the Unconsolidated Investments, Kroll adjusted the values of the Healthcare Properties, net of Healthcare Borrowings, and any other balance sheet assets and liabilities, for NorthStar Healthcare’s allocable ownership interest.
The Management Company Investment is a property management venture that as of June 30, 2023 manages solely NorthStar Healthcare’s 32-property independent living portfolio, or the Winterfell Portfolio. To estimate the value of the Management Company Investment, Kroll reviewed the joint venture agreement, historical revenues and earnings before interest, taxes, depreciation and amortization, or EBITDA, for the Management Company Investment, historical and budgeted property operating revenues for the Winterfell Portfolio, the estimated property revenue utilized in the appraisal for the Winterfell Portfolio, and revenue and EBITDA valuation metrics associated with real estate management companies. Based on the above, Kroll determined an appropriate range of revenue and EBITDA multiples for the Management Company Investment to determine a value range for the Management Company Investment. Kroll then applied the terms of the joint venture agreement, including any distribution priorities, to its Management Company Investment value estimate to establish the value range of NorthStar Healthcare’s interest in the Management Company Investment. In addition, Kroll utilized a similar valuation approach to establish an estimated range of value for the Unconsolidated Ventures’ ancillary businesses.
The following summarizes the key assumptions that were used in the DCF, direct capitalization, and Revenue and EBITDA valuation multiple analyses to arrive at the value of the Direct Investments, Unconsolidated Investments and Management Company Investment:

	Range		Weighted Average(1)
	Minimum	Maximum

Healthcare Properties
Discount Rate	7.50%	12.25%	8.95%
Terminal Capitalization Rate	6.25%	11.00%	7.51%
Direct Capitalization Rate	6.00%	10.75%	7.26%

Property Management & Ancillary Businesses
Revenue Valuation Multiple	1.10x	1.30x	1.20x

Healthcare Borrowings
Discount Rate	3.04%	8.17%	5.89%
_______________________________________
(1)Weighted averages are calculated using the applicable ownership percentage for each Healthcare Property and Healthcare Borrowing. Healthcare Properties’ property types for Direct Investments include independent living, assisted living & memory care facilities. In addition to the same property types owned by the Direct Investments, the Unconsolidated Investments also own skilled nursing facilities, which have been ascribed higher capitalization and discount rates relative to the other property types.
The fair value of NorthStar Healthcare’s cash, other tangible assets and liabilities was estimated by NorthStar Healthcare’s management team to approximate carrying value as of June 30, 2023 and Kroll relied upon and utilized such amounts in its determination of the estimated value range per share.
Estimated Value Per Share
Based on the above valuations and estimates and subject to the assumptions and limiting conditions contained in its report, Kroll estimated the net asset value range per fully diluted common share outstanding of NorthStar Healthcare as of June 30, 2023 from $2.30 to $2.98 per share. Based on its review of the Kroll report and the analysis of NorthStar Healthcare’s management team, the Audit Committee recommended and the Board approved an estimated value per share of $2.64 as of June 30, 2023.
The table below illustrates a breakdown of NorthStar Healthcare’s estimated value per share as of June 30, 2023 ($ in thousands, except per share values):

	Estimated Value	Estimated Value Per Share
Healthcare Properties, net Healthcare Borrowings, at ownership share	$387,184	$2.08
Cash and other tangible assets	124,711	0.67
Other liabilities	(21,993)	(0.12)
Estimated net asset value as of June 30, 2023	$489,902	$2.64
Estimated enterprise value per share		None assumed
Shares outstanding (in thousands)		185,712
As previously described, the estimated value per share recommended by the Audit Committee and approved by the Board does not reflect NorthStar Healthcare’s “enterprise value,” which may be affected by:
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
•NorthStar Healthcare’s general and administrative expenses, including the costs to retain its management team; and
•the potential difference in per share value if NorthStar Healthcare were to list its shares of common stock on a national securities exchange.
On November 9, 2023, Kroll delivered its valuation report to the Audit Committee. The Audit Committee was given an opportunity to confer with Kroll and NorthStar Healthcare’s management team regarding the methodologies and assumptions used therein, and determined to recommend to the Board the estimated value per share of NorthStar Healthcare’s common stock.
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
Sensitivity Analysis
Changes to the key assumptions used to arrive at the estimated value per share, including the capitalization rates and discount rates used to value the Healthcare Properties and Healthcare Borrowings, would have a significant impact on the underlying value of NorthStar Healthcare’s assets. The following table presents the impact on the estimated value per share of NorthStar Healthcare’s common stock resulting from a 5.0% increase and decrease to both (1) the capitalization and discount rates used to value the Healthcare Properties and (2) the discount rates used to value the Healthcare Borrowings:

	Sensitized Range of Value
	Low	Estimated Value	High
Estimated Net Asset Value Per Share	$2.09	$2.64	$3.02

Healthcare Properties:
Weighted Average Capitalization Rate	7.62%	7.26%	6.90%
Weighted Average Discount Rate	9.34%	8.95%	8.47%

Healthcare Borrowings:
Weighted Average Discount Rate	5.60%	5.89%	6.19%
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
The estimated value of NorthStar Healthcare’s assets and liabilities is as of a specific date and such value is expected to fluctuate over time in response to future events, including but not limited to, the lasting effects of the COVID-19 pandemic, inflationary pressures on operating expenses, changes to commercial real estate values, particularly healthcare-related commercial real estate, developments related to individual assets, changes in market interest rates for commercial real estate debt and its impact on transaction executions, including, in particular, the current interest rate environment, changes in capitalization rates, rental and growth rates, changes in laws or regulations impacting the healthcare industry, demographic changes, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on NorthStar Healthcare’s common stock, repurchases of NorthStar Healthcare’s common stock, changes in the number of shares of NorthStar Healthcare’s common stock outstanding, local and national economic factors and the factors specified in Part I, Item 1A. of NorthStar Healthcare’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item IA. of NorthStar Healthcare's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 under the heading "Risk Factors". There is no assurance that the methodologies used to establish the estimated value per share would be acceptable to the Financial Industry Regulatory Authority, Inc. or in compliance with guidelines pursuant to the Employee Retirement Income Security Act of 1974 with respect to their reporting requirements.

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
10.1
Offer Letter, dated September 30, 2023, from NorthStar Healthcare Income, Inc. to Ann Harrington (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023 and incorporated herein by reference)

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

NorthStar Healthcare Income, Inc.
Date:	November 13, 2023	By:	/s/ KENDALL K. YOUNG
			Name:	Kendall K. Young
			Title:	Chief Executive Officer, President and Director

		By:	/s/ NICHOLAS R. BALZO
			Name:	Nicholas R. Balzo
			Title:	Chief Financial Officer and Treasurer