Form 10-K
period 2023-12-31
NorthStar Healthcare Income, Inc.
filed 2024-03-22
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 185,712,103 shares outstanding as of March 21, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement related to the registrant’s 2024 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders; our ability to retain our senior executives and other sufficient personnel to manage our business; our ability to realize substantial efficiencies as well as anticipated strategic and financial benefits of the internalization of our management function; the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements.
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
Risks Related to Our Business and Strategy
•Macroeconomic trends, including rising labor costs and historically low unemployment, increases in inflation and rising interest rates may adversely affect our business and financial results.
•Market conditions and the actual and perceived state of the capital markets generally could negatively impact our business, financial condition and results of operations.
•Our strategy depends upon identifying and executing on disposition opportunities that achieve a desired return.
•We may be forced to dispose of assets at suboptimal times due to debt maturities.
•We may not be able to sell our properties quickly in response to changes in economic and other conditions, which may result in losses to us.
•We are directly exposed to operational risks at substantially all of our properties and are dependent on the managers of these properties to manage these risks.
•Our Arbors portfolio does not currently generate sufficient cash flow to satisfy all debt service obligations.
•We depend on the manager of our Winterfell portfolio, Solstice Senior Living, or Solstice, and Trilogy Management Services, or TMS, for a significant majority of our revenues and net operating income, either directly or through our unconsolidated investments. Adverse developments in Solstice or TMS’s business and affairs or financial condition could have a material adverse effect on us.
•If we must replace any of our operators or managers, we might be unable to reposition the properties or fully restore value, and we could be subject to delays, limitations and expenses, all of which could have a material adverse effect on us.
•We are subject to risks associated with capital expenditures, and our failure to adequately manage such risks could have a material adverse effect on our business, financial condition and results of operations.
•Events that adversely affect the ability of seniors and their families to afford resident fees at our seniors housing facilities could cause our occupancy rates, revenues and results of operations to decline.
•Increased competition could adversely affect future occupancy rates, operating margins and profitability at our properties.
•Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
•We may have limited ability to influence material decisions for our unconsolidated investment in the Trilogy portfolio.
•Failure to comply with certain healthcare laws and regulations, and changes in such laws and regulations, could adversely affect our operations.
•Insurance may not cover all potential losses or may not be available on acceptable terms.
Risks Related to Our Capital Structure
•We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.
•We require capital in order to operate our business, and the failure to obtain such capital would have a material adverse effect on our business, financial condition and results of operations.
•We are exposed to increases in interest rates, which could reduce our cash flows and adversely impact our ability to refinance existing debt or sell assets.
•We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.

•We may be adversely affected by our concentration of borrowings with Fannie Mae.
•If we are required to make payments under any “bad boy” non-recourse carve-out guaranties for our mortgage loans, we could be materially and adversely affected.
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
•Our board of directors determined an estimated value per share of $2.64 for our common stock as of June 30, 2023, which may not reflect the current value of shares of our common stock.
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
Risks Related to Our Company and Corporate Structure
•As a self-managed REIT without the resources of our former sponsor, we may encounter unforeseen costs and difficulties.
•Our ability to operate our business successfully would be harmed if key personnel terminate their employment with us.
•We are subject to substantial litigation risks and may face significant liabilities as a result of litigation allegations and negative publicity.
•We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.
•Failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt our business and harm our results of operations.
Risks Related to Regulatory Matters and Our REIT Tax Status
•Maintenance of our Investment Company Act exemption imposes limits on our operations.
•Our failure to continue to qualify as a real estate investment trust, or REIT, would subject us to federal income tax.

PART I
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Healthcare Income, Inc. and its subsidiaries, unless context specifically requires otherwise.

Overview
We own a diversified portfolio of seniors housing properties, including independent living facilities, or ILFs, assisted living facilities, or ALFs, and memory care facilities, or MCFs, located throughout the United States. In addition, we have an investment through a non-controlling interest in a joint venture that invests in integrated senior health campuses, which provide services associated with ILFs, ALFs, MCFs and skilled nursing facilities, or SNFs, across the Midwest region of the United States.
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
The Internalization
From inception through October 21, 2022, we were externally managed by CNI NSHC Advisors, LLC or its predecessor, or the Former Advisor, an affiliate of NRF Holdco, LLC, or the Former Sponsor. The Former Advisor was responsible for managing our operations, subject to the supervision of our board of directors, pursuant to an advisory agreement. On October 21, 2022, we completed the internalization of our management function, or the Internalization. In connection with the Internalization, we agreed with the Former Advisor to terminate the advisory agreement.
Our Strategy
Our primary objective is to maximize value and generate liquidity for shareholders. The key elements of our strategy include:
•Grow the Operating Income Generated by Our Portfolio. We are focused on growing the net operating income generated by our properties, through active portfolio management and selectively deploying capital expenditures to improve occupancy and resident rates while managing expenses, in an effort to enhance the overall value of our assets.
•Pursue Disposition Opportunities that Maximize Value. We will pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return or strategic outcome, with the goal of maximizing value for shareholders overall.
Our Investments
Our investments are categorized in the following reportable segments:
•Direct Operating Investments - Properties operated pursuant to management agreements with managers, in which we own a controlling interest.
•Direct Net Lease Investments - Properties operated under net leases with an operator, in which we own a controlling interest.
•Unconsolidated Investments - Joint venture investments, in which we own a minority, non-controlling interest.
For financial information regarding our reportable segments, refer to Note 11, “Segment Reporting” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”

The following table presents a summary of investments as of December 31, 2023 (dollars in thousands):

		Properties(1)
Investment Type / Portfolio	Amount(2)	ILF	ALF	MCF	Integrated Campus	Total	Primary Locations	Ownership Interest
Direct Operating Investments
Winterfell	$745,696	32	—	—	—	32	12 U.S. States	100.0%
Avamere	94,633	—	5	—	—	5	Washington/Oregon	100.0%
Aqua	84,559	2	1	1	—	4	Texas/Ohio	97.0%
Rochester(3)	47,231	1	1	—	—	2	New York	97.0%
Oak Cottage	18,719	—	—	1	—	1	California	100.0%
Subtotal	$990,838	35	7	2	—	44

Direct Net Lease Investments
Arbors	$98,315	—	4	—	—	4	New York	100.0%
Total Direct Investments	$1,089,153	35	11	2	—	48

Unconsolidated Investments
Trilogy(4)	$122,339	—	—	—	125	125	4 U.S. States	23.4%
Solstice(5)	468	—	—	—	—	—		20.0%
Total Unconsolidated Investments	$122,807	—	—	—	125	125

Total Investments	$1,211,960	35	11	2	125	173
_______________________________________
(1)Classification based on predominant services provided, but may include other services.
(2)For direct investments, amount represents gross real estate carrying value, net of impairment, before accumulated depreciation as presented in our consolidated financial statements as of December 31, 2023. For unconsolidated investments, amount represents the carrying value of the investments in unconsolidated ventures as presented in our consolidated financial statements as of December 31, 2023. For additional information, refer to “Note 3, Operating Real Estate” and “Note 4, Investments in Unconsolidated Ventures” of Part II, Item 8. “Financial Statements.”
(3)Rochester portfolio excludes one property classified as held for sale and seven healthcare real estate properties, or the Rochester Sub-Portfolio, securing seven individual mortgage notes payable, or the Rochester Sub-Portfolio Loan, which were placed into a receivership in October 2023. Refer to “—Transaction and Financing Activities” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
(4)Property count includes properties owned and leased by the joint venture and excludes its institutional pharmacy and therapy businesses.
(5)Represents our investment in Solstice Senior Living, LLC, or Solstice, the manager of the Winterfell portfolio. Solstice is a joint venture between affiliates of Integral Senior Living, LLC, or ISL, a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and us, which owns 20.0%.
Our investments include the following types of properties:
•Independent living facilities. ILFs are properties with central dining facilities that provide services that include security, housekeeping, nutrition and laundry services. ILFs are designed specifically for independent seniors who are able to live on their own, but desire the security and conveniences of community living. ILFs typically offer several services covered under a regular monthly fee. Fees at these communities are paid from private sources. As of December 31, 2023, we had 35 ILFs in our direct operating investments segment.
•Assisted living facilities. ALFs provide services that include minimal assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services may be bundled within one monthly fee or based on the care needs of the resident and usually include meals and dining, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance. Revenues generated by ALFs primarily come from private pay sources, including private insurance, and government reimbursement programs, such as Medicaid, to a lesser extent. As of December 31, 2023, we had seven properties that are predominantly ALFs in our direct operating investments segment and four properties that are predominantly ALFs in our direct net lease investments segment.

•Memory care facilities. MCFs offer specialized options for seniors with Alzheimer’s disease and other forms of dementia. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment. Residents require a higher level of care and more assistance with activities of daily living than in ALFs. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents. Fees at these communities are paid primarily from private sources and, to a lesser extent, government reimbursement, such as Medicaid. As of December 31, 2023, we had two properties that are predominantly MCFs in our direct operating investments segment.
•Integrated Senior Health Campuses. Provide a range of services in an integrated campus, including those described above for ILFs, ALFs, MCFs, as well as SNFs. SNFs provide services that include daily nursing, therapeutic rehabilitation, social services, housekeeping, nutrition and administrative services for individuals requiring certain assistance for activities in daily living. Revenues generated from Integrated Senior Health Campuses come from government reimbursement programs, including Medicare and Medicaid, as well as private pay sources, including private insurance. As of December 31, 2023, we had 125 Integrated Health Campuses in our unconsolidated investments segment.
Operators and Managers
The following table presents the operators and managers of our direct investments and our unconsolidated investments (dollars in thousands):

	As of December 31, 2023		Year Ended December 31, 2023
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Direct Investments
Solstice Senior Living(3)	32	3,969	$127,765	62.3%
Watermark Retirement Communities(4)	6	723	45,001	22.0%
Avamere Health Services	5	453	21,780	10.6%
Integral Senior Living	1	40	4,880	2.4%
Arcadia Management	4	564	1,709	0.8%
Other(5)	—	—	3,843	1.9%
Total Direct Investments	48	5,749	$204,978	100.0%
Unconsolidated Investments
Trilogy Management Services(6)	125	14,146	$341,692	N/A
_______________________________________
(1)Represents rooms for ALFs, ILFs and MCFs.
(2)Includes rental income received from our net lease properties, rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from our ALFs and MCFs, which includes resident room and care charges, ancillary fees and other resident service charges.
(3)Solstice is a joint venture of which affiliates of ISL own 80%.
(4)Property count and units exclude one property within the Rochester portfolio designated as held for sale as of December 31, 2023 and the properties within the Rochester Sub-Portfolio, which were placed into a receivership in October 2023.
(5)Consists primarily of interest income earned on corporate-level cash and cash equivalents.
(6)The table presents the total properties and units managed by Trilogy Management Services and our 23.4% ownership share of the property and other revenues generated by the Trilogy joint venture.
Direct Operating Investments
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
As of December 31, 2023, we had 44 senior housing facilities in our direct operating investments segment with four different managers. The following presents the facilities by property type and geographic location as of December 31, 2023:

Property Type(1)	Geographic Location

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
The following table presents a summary of the terms of our management agreements:

Manager	Portfolio	Properties	Expiration Date	Management Fees
Solstice Senior Living	Winterfell	32	October 2025
•5% of monthly gross revenues, subject to certain exclusions
•7% of actual costs of certain capital projects
•Additional fees if net operating income exceeds annual target
•Additional fees if net operating income long-term growth is achieved

Watermark Retirement Communities(1)	Aqua	2	December 2024	•5% of monthly gross revenues, subject to certain exclusions •Eligible for promote in connection with disposition
	Aqua	2	February 2025
	Rochester(2)	2	August 2024
Avamere Health Services	Avamere	5	January 2025	•4% of monthly gross revenues, plus 3% of monthly net operating income subject to certain exclusions •Additional fees based on net operating income exceeds annual target
Integral Senior Living	Oak Cottage	1	April 2024	•Greater of 5% of monthly gross revenues, subject to certain exclusions, or $12,000 per month •Additional fees if net operating income exceeds annual target
_______________________________________
(1)Affiliates of Watermark also own a 3% non-controlling interest in the Rochester and Aqua portfolios, which may impact various rights and economics under the management agreements.
(2)Property count excludes one property within the Rochester portfolio designated as held for sale as of December 31, 2023 and the properties within the Rochester Sub-Portfolio, which were placed into a receivership in October 2023.
Certain of our properties in our direct operating investments segment are held through joint ventures, where an affiliate of the manager owns a 3% non-controlling interest, primarily to create alignment and incentives for the manager to perform. In addition, we own a 20.0% interest in Solstice Senior Living, the manager of the Winterfell portfolio, which gives us additional rights and minority protections.

Direct Net Lease Investments
As of December 31, 2023, we had four ALF properties located in New York operated by Arcadia Management under net leases. These leases obligate Arcadia to pay a fixed rental amount and pay all property-level expenses, with a lease term that expires in August 2029. However, Arcadia has been unable to satisfy its obligations under its leases since February 2021, and instead remits rent and pays property-level expenses based on its available cash. On March 27, 2023, we entered into a forbearance agreement with Arcadia, pursuant to which we are entitled to receive all cash flow in excess of permitted expenses, and are required to fund any operating deficits, through 2025, subject to the terms and conditions thereof. As a result, we participate in the risks and rewards of this portfolio similar to our operating properties. If Arcadia performs under the forbearance agreement, it will be entitled to forgiveness of accrued and unpaid rent during the forbearance period and a potential incentive fee tied to disposition of the portfolio above a certain value. During 2023, cash flow, net of expenses, paid by Arcadia to us in accordance with the forbearance agreement was not sufficient to cover our related debt service, resulting in $3.3 million of cash reserves being used to cover debt service in 2023. We continue to monitor Arcadia’s performance and cash flows closely, as well as evaluate potential options for this portfolio.
Unconsolidated Investments
As of December 31, 2023, our unconsolidated investment segment primarily consists of our 23.4% interest in Trilogy Investors, LLC, or Trilogy. Trilogy indirectly owns 125 Integrated Senior Health Campuses located in the Midwest, which are all operating properties managed pursuant to a management agreement with Trilogy Management Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. Affiliates of American Healthcare REIT, Inc., or AHR, own approximately 74.1% of Trilogy, with management of Trilogy owning the remaining 2.5%.
Our joint venture agreement with AHR, through which we hold our interest in Trilogy, provides that AHR is generally responsible for the day-to-day affairs of the joint venture, subject to certain limitations and exceptions, including our right to consent to certain significant decisions. The joint venture agreement also contains provisions relating to rights and obligations to call capital to fund the joint venture, distributions of available cash flow, customary forced sale and other liquidity rights.
In November 2023, we entered into an agreement giving AHR the right to purchase our ownership interests in Trilogy at any time prior to September 30, 2025, assuming AHR exercises all of its extension options and subject to satisfaction of certain closing conditions, ranging from $240.5 million to up to $260 million depending upon the purchase price consideration, timing of the closing and certain additional fees that AHR may pay us in the interim. A minimum of 10% of the purchase price consideration must be paid in cash, with the balance payable in either cash or new Series A Cumulative Convertible Preferred Stock to be issued by AHR in connection with the closing. The portion of the purchase price consideration paid in cash may be subject to a 7.5% or 5% discount, respectively, if the transaction closes prior to March 31, 2024 or December 31, 2024, respectively. In addition, we may be entitled to a supplemental cash payment of $25,600 per day for the period between July 1, 2023 until the closing date, for up to approximately $21 million, reduced by any distributions received from Trilogy by us during the interim period. AHR may terminate the agreement at any time, subject to payment of a termination fee equal to: (i) if terminated prior to the initial outside date, September 30, 2024, $7.8 million, (ii) if extended and terminated prior March 31, 2025, $11.7 million and (iii) if further extended and terminated prior to September 30, 2025, $15.6 million. Although there can be no assurance that AHR will consummate the purchase of our interests in Trilogy on these terms, or at all, we believe that this proposed transaction presents an attractive opportunity for us to exit our position in this portfolio in furtherance of our disposition strategy.
In addition to our investment in Trilogy, as discussed above, we also have a 20.0% minority interest in Solstice, a management platform formed with ISL exclusively to manage our Winterfell portfolio.
During 2023, we sold our unconsolidated investments in the Diversified US/UK and Eclipse portfolios and our unconsolidated investment in the Espresso portfolio was substantially liquidated through the sale of all of its remaining assets. Refer to “—Transaction and Financing Activities” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Seasonality
Our revenues are dependent on occupancy and may fluctuate based on seasonal trends. It is difficult to predict the magnitude of seasonal trends and the related potential impact of the cold and flu season, occurrence of epidemics or any other widespread illnesses on the occupancy of our facilities. A decrease in occupancy could affect our operating income.
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
Inflation
Macroeconomic trends such as increases in inflation can have a substantial impact on our business and financial results. Many of our costs are subject to inflationary pressures. These include labor, repairs and maintenance, food costs, utilities, insurance and other operating costs. Our managers’ ability to offset increased costs by increasing the rates charged to residents may be limited by competitive pressures, affordability and timing, which may lag behind cost volatility. As a result, cost inflation will substantially affect the net operating income of our properties.
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
Our executive and asset management teams are experienced and use many methods to actively manage our investments to enhance or preserve our income, value and capital and to mitigate risk. Our teams seek to identify opportunities for our investments that may involve replacing or renovating facilities in our portfolio which, in turn, would allow us to improve occupancy and resident rates and enhance the overall value of our assets. To manage risk, our teams engage in frequent review and dialogue with operators/managers/third party advisors and periodic inspections of our owned properties. In addition, our teams consider the impact of regulatory changes on the performance of our portfolio.
Our teams will continue to monitor the performance of, and actively manage, all of our investments. However, there can be no assurance that our investments will continue to perform in accordance with our expectations.
Profitability and Performance Metrics
We calculate Funds from Operations, or FFO, Modified Funds from Operations, or MFFO, and net operating income, or NOI, to evaluate the profitability and performance of our business. See “Non-GAAP Financial Measures” for a description of these metrics.
Human Capital
On October 21, 2022, as a result of completing the Internalization, we became a self-managed REIT. Prior to the Internalization, we had no employees and were externally managed by the Former Advisor or its affiliates, who provided management, acquisition, advisory, marketing, investor relations and certain administrative services for us. As of December 31, 2023, we had ten full-time employees.
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
We utilize a professional employer organization, or PEO, who is the employer of record of our employees and administers our benefits, payroll and other human resource management services.

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
U.S. Healthcare Regulation
Overview
ALFs, MCFs and SNFs are subject to extensive and complex federal, state and local laws, regulations and industry standards governing their operations. Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure. Changes in laws, regulations, reimbursement and enforcement activity can all have a significant effect on our operations and financial condition, as set forth below and under Item 1A. “Risk Factors.”
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
Reimbursements
Sources of revenues for our seniors housing properties are primarily private payors, including private insurers and self-pay patients, and payments from state Medicaid programs. By contrast, skilled nursing services in our unconsolidated investment in Trilogy receive the majority of their revenues from the Medicare and Medicaid programs, with the balance representing payments from private payors. Medicare is a federal health insurance program for persons aged 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a medical assistance program for eligible needy persons that is funded jointly by federal and state governments and administered by the states. Medicaid eligibility requirements and benefits vary by state. The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes resulting from legislation, regulations and administrative and judicial interpretations of existing law.
Federal, state and private payor reimbursement methodologies applied to healthcare providers are continuously evolving. Congress as well as federal and state healthcare financing authorities are continuing to implement new or modified reimbursement methodologies that shift risk to healthcare providers and generally reduce payments for services, which may negatively impact healthcare property operations. With significant budgetary pressures, federal and state governments continue to seek ways to reduce Medicare and Medicaid spending through reductions in reimbursement rates and increased enrollment in managed care programs, among other things. Private payors, such as insurance companies, are also continuously seeking opportunities to control healthcare costs. Legislation introduced in the U.S. Congress and certain state legislatures include changes that directly or indirectly affect reimbursement and promote shifts from traditional fee-for-service reimbursement models to alternative payment models that tie reimbursement to quality and cost of care, such as accountable care organizations and bundled payments. It is difficult to predict the nature and success of future financial or delivery system reforms, but changes to reimbursement rates and related policies could adversely impact our results of operations, particularly within our unconsolidated investment in Trilogy.
Licensure, CON, Certification and Accreditation
SNFs, seniors housing facilities and other healthcare providers that operate healthcare properties in our portfolio may be subject to extensive state licensing and certificate of need, or CON, laws and regulations, which may restrict the ability to add new properties, expand an existing facility’s size or services, or transfer responsibility for operating a particular facility to a new operator. The failure of our operators or managers to obtain, maintain or comply with any required license, CON or other certification, accreditation or regulatory approval (which could be required as a condition of licensure or third-party payor reimbursement) could result in loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs or closure of the facility, any of which could have an adverse effect on our operations and financial condition.
Enrollment
The federal government has taken steps to require SNFs to disclose detailed information regarding owners, operators, and managers of nursing homes, including both direct and indirect owning or managing entities, with a particular focus on ownership by private equity companies or REITs. This disclosed data will also be made publicly available. We do not know how this increased transparency will impact government scrutiny into the operations and standard of care provided at our facilities, or create additional exposure to private litigants or reputational harm. In addition, the federal government has increased enforcement efforts, including revocation proceedings, for failure to comply with enrollment requirements.
Health Information Privacy and Security
Healthcare providers, including those in our portfolio, are subject to numerous state and federal laws that protect the privacy and security of patient health information. The federal and state governments have significantly increased enforcement of these laws. The failure of our operators and managers to maintain compliance with privacy and security laws could result in the imposition of penalties and fines, which in turn may adversely impact us.
CARES ACT and Similar Governmental Funding Programs
A variety of federal, state and local government efforts were initiated in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The CARES Act includes provisions reimbursing eligible health care providers for certain health care-related expenses or lost revenues not otherwise reimbursed that were directly attributable to COVID-19 through the U.S. Department of Health and Human Services, or HHS, Provider Relief Fund.
We applied for and received grants from the Provider Relief Fund for our seniors housing properties. Our operators and unconsolidated investments, such as Trilogy, also received grants from the Provider Relief Fund. As a recipient of funds from the Provider Relief Fund, we are required to comply with detailed reporting requirements specified by HHS, including in some instances by providing a third-party audit of the use of the funds received. In addition, the HHS Office of Inspector General and the Pandemic Response Accountability Committee each have the right to conduct their own audits of our use of funds from the Provider Relief Fund and HHS has the right to recoup some or all of the payments if it determines those payments were not made or the funds were not used in compliance with its rules, regulations and interpretive guidance. Federal law enforcement authorities are expected to scrutinize COVID-19 pandemic-related payments to providers as well as compliance with various reporting and transparency disclosures arising under the CARES Act and similar programs.

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
Macroeconomic trends, including rising labor costs and historically low unemployment, increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Increased labor costs and a shortage of available skilled and unskilled workers has and may continue to increase the cost of staffing at our seniors housing communities. To the extent our managers cannot hire sufficient workers, they may be required to enhance pay and benefits packages to compete effectively for such personnel or use more costly contract or overtime labor. If our managers are unable to hire and fill necessary positions, our business may suffer, causing us to forego potential revenue and growth. Rising labor expense may result in a decrease in our net operating income and, as a result, the value of our properties.
The COVID-19 pandemic, policy and other actions taken in response to the pandemic and other recent events, such as the conflicts between Russia and Ukraine and in the Middle East and supply chain disruptions, have exacerbated, and may continue to exacerbate, increases in the consumer price index. Many of our costs, including operating and administrative expenses, interest expense and capital project costs, are subject to inflation. These include expenses for property-related contracted services, utilities, repairs and maintenance and insurance and general and administrative costs. Property taxes are also impacted by inflationary changes because taxes in some jurisdictions are regularly reassessed based on changes in the fair value of our properties. We may not be able to offset such additional costs by passing them through, or increasing the rates we charge, to residents. If there is an increase in these costs, our business, cash flows and operating results could be adversely affected.
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
To the extent there is turmoil in the global financial markets, this turmoil has the potential to adversely affect the value of our properties, the availability or the terms of financing that a potential purchaser for our properties or we may be able to obtain and our ability to make principal and interest payments on, or refinance when due, any outstanding indebtedness.
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
We currently have $682.3 million of borrowings outstanding that mature through 2025. We may be unable to extend or refinance these borrowings without a significant pay down of existing loan balances. If we do not have sufficient capital to pay down existing loan balances, we may be forced to sell assets to generate additional capital or sell the assets in advance of the loan maturities. Our ability to dispose of or refinance these investments depends on a variety of factors that we do not control, including macroeconomic trends, market conditions and the state of the capital markets. Further, given the nature of our assets and the magnitude of these borrowings, we may not be able to respond quickly to changes in market conditions. As a result, we may be forced to dispose of these assets at a suboptimal time and may not be able to dispose of these assets for values in excess of outstanding borrowings at that time.
We may not be able to sell our properties quickly in response to changes in economic and other conditions, which may result in losses to us.
Real estate investments are relatively illiquid, and our ability to quickly sell or exchange our properties in response to changes in economic or other conditions is limited. In addition, transfers of seniors housing properties may be subject to regulatory approvals that are not required for transfers of other types of commercial properties. Further, to the extent that our asset sales may ultimately be deemed to constitute all or substantially all of our assets, the requirements of our charter to obtain stockholder approval for certain dispositions will substantially limit our ability to move quickly. We cannot assure you that we will recognize the full value of any property that we sell, and the inability to respond quickly to changes in the performance of our investments and market conditions could adversely affect our business, results of operations and financial condition.
We are directly exposed to operational risks at substantially all of our properties and are dependent on the managers of these properties to manage these risks.
Substantially all of our properties are operated pursuant to management agreements, where we are directly exposed to various operational risks. These risks include: (i) fluctuations in occupancy; (ii) fluctuations in private pay rates and government reimbursement; (iii) increases in the cost of food, materials, energy, labor (as a result of unionization, COVID-19 related workforce challenges or otherwise) or other services; (iv) rent control regulations; (v) national and regional economic conditions; (vi) the imposition of new or increased taxes; (vii) capital expenditure requirements; (viii) federal, state, local licensure, certification and inspection, fraud and abuse, and privacy and security laws, regulations and standards; (ix) professional and general liability claims; (x) the availability and increases in cost of insurance coverage; and (xi) the impact of actual and anticipated outbreaks of disease and epidemics, such as COVID-19. Any one or a combination of these factors may adversely affect our revenue and operations.
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
Our Arbors portfolio does not currently generate sufficient cash flow to satisfy all debt service obligations.
As of December 31, 2023, rent paid by the operator of our Arbors portfolio, which represents 9.0% of the gross real estate carrying value (net of impairment, before accumulated depreciation) of our direct investments, does not currently cover all debt service obligations on the borrowings for this portfolio. We are currently using other sources of capital to satisfy these obligations, including cash flow generated by other portfolios and dispositions. However, there can be no assurance that investment in this portfolio by covering these shortfalls will achieve the desired return. If market conditions and/or the performance of the portfolio does not improve, we may be unable to repay the borrowings when they mature in February 2025 or sell the portfolio for more than the outstanding balance of the borrowings.
We depend on the manager of our Winterfell portfolio, Solstice Senior Living, or Solstice, and Trilogy Management Services, or TMS, for a significant majority of our revenues and net operating income, either directly or through our unconsolidated investment in Trilogy. Adverse developments in Solstice or TMS’s business and affairs or financial condition could have a material adverse effect on us.
As of December 31, 2023, Solstice or their respective affiliates managed 32 of our seniors housing facilities pursuant to a management agreement. For the year ended December 31, 2023, properties managed by Solstice represented 62.3% and 68.5% of our total property and other revenues and our gross real estate carrying value (net of impairment, before accumulated depreciation), respectively. Similarly, TMS manages all of the properties owned through our Trilogy investment.
Solstice and TMS, either directly or through affiliates, operate other properties or have other business initiatives that may be in conflict with our interests or cause them to fail to prioritize our properties. In addition, if Solstice or TMS is unable to attract, retain and incentivize qualified personnel, it could impair their respective ability to manage our properties efficiently and effectively. Further, any significant changes in senior management or equity ownership, or adverse developments in their businesses and affairs or financial condition, could also impair their respective ability to manage our properties and could have a materially adverse effect on us.
If we must replace any of our operators or managers, we might be unable to reposition the properties and fully restore value, and we could be subject to delays, limitations and expenses, all of which could have a material adverse effect on us.
If our operators or managers experience performance challenges, we may need to negotiate new leases or management agreements with our operators or managers or reposition our properties with new operators or managers. In these circumstances, rental payments or operating cash flow on the related properties could decline or cease altogether while we reposition the properties. We also may not be successful in identifying suitable replacements or enter into new leases or management agreements on a timely basis or on terms as favorable to us as our current leases and management agreements, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, insurance, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement operator or manager. Replacement of operators or managers may also be subject to regulatory approvals. Once a suitable replacement operator/manager has taken over operation of the properties, it may still take an extended period of time before the properties are fully repositioned and value restored, if at all. If we are unable to find a suitable replacement operator or manager, we may determine to dispose of a property, which may result in a loss. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with capital expenditures, and our failure to adequately manage such risks could have a material adverse effect on our business, financial condition and results of operations.
Our properties require significant investment in capital expenditures. If we fail to adequately invest in capital expenditures, occupancy rates and the amount of rental and reimbursement income generated by our facilities may decline, which would negatively impact the overall value of the affected facilities. At the same time, capital expenditures subject us to risks, including cost overruns, the inability of the manager to generate sufficient cash flow to achieve the projected return and potential declines in the value of the property. There can be no assurance that any investment in capital expenditures increases the overall return on our investments. If we fail to adequately manage such risks, it could have a material adverse effect on our business, financial condition and results of operations. These risks may be further heightened due to our limited sources of liquidity, and we could find ourselves in a position with insufficient liquidity to fund future obligations.
Events that adversely affect the ability of seniors and their families to afford resident fees at our seniors housing facilities could cause our occupancy rates, revenues and results of operations to decline.
Costs to seniors associated with independent, assisted living and memory care services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with sufficient income or assets or other resources will be able to afford to pay the monthly resident fees, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If our operators and managers are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services, our occupancy rates and revenues could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition.
Increased competition could adversely affect future occupancy rates, operating margins and profitability at our properties.
The healthcare and seniors housing industries are highly competitive, and our operators and managers may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. If development outpaces demand in the markets in which our properties are located, those markets may become saturated and our operators and managers could experience decreased occupancy, reduced operating margins and lower profitability, which could have a material adverse effect on us. Depending on the jurisdiction, there are limited barriers to developing properties in our asset classes, particularly seniors housing. As a result, supply and demand dynamics can change quickly. We may be unable to rebalance our portfolio in a timely manner in order to respond to changes in those dynamics.
Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We have made significant investments through joint ventures with third parties, both in circumstances where we have a controlling, majority interest, such as our joint ventures with Watermark for the Aqua and Rochester portfolios, and a minority, non-controlling interest, such as our unconsolidated investment in the Trilogy portfolio.
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
We may have limited ability to influence material decisions for our unconsolidated investment in Trilogy.
The risks associated with our joint venture investments described above are particularly acute for our minority, non-controlling interest in Trilogy, where we may have limited rights to information or ability to influence material decisions that affect the investment.

Our Trilogy investment is 10.1% of our total investments, based on carrying value, as of December 31, 2023. Our joint venture partner, AHR, has corporate goals and objectives that differ from ours, which in turn may create conflicts of interest regarding this investment, as well as limit our ability to control the timing and manner of our exit from this investment. Although we have certain rights to sell our interest and trigger a sale of the joint venture, we may not be able to do so on favorable terms, or at all. We have given AHR a purchase option over our interest in the Trilogy joint venture in order to address potential conflicts regarding the exit of this investment, but there is no assurance that AHR will exercise this purchase option and it is possible that the purchase option exacerbates any existing lack of alignment.

Any of the above might materially impact the value of our investment, as well as subject us to liabilities and reputational harm. In addition, disagreements or disputes between us and AHR could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
Failure to comply with certain healthcare laws and regulations could adversely affect our operations.
Our operators and managers of ALFs, MCFs and SNFs generally are subject to varying levels of federal, state, local, and industry-regulated laws, regulations and standards. For our operating properties, our subsidiaries are generally required to be the holder of the applicable healthcare license and enrolled in government healthcare programs (e.g., Medicaid), where applicable, and are therefore directly subject to various regulatory obligations. Our operators’/managers’ failure to comply with any of these laws, regulations or standards could result in denial of reimbursement, imposition of fines, civil or criminal penalties or damages, suspension or exclusion from federal and state healthcare programs, loss of license, loss of accreditation or certification, or closure of the facility. Such actions may directly expose us to liability and expense, or have an effect on our operators’ ability to meet all of their obligations to us, and adversely impact us. Refer to “U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion.
Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on us.
Our revenues are impacted by reimbursement from third party payors, including payments received through the Medicare and Medicaid programs, particularly within our Trilogy investment. Federal and state legislators and healthcare financing authorities have adopted or proposed various cost-containment measures that would limit payments to healthcare providers and have considered Medicaid rate freezes or cuts. Additionally, some states are considering changes that would affect beneficiary eligibility for Medicaid. See “U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. Private third party payors also have continued their efforts to control healthcare costs. We cannot assure you that any properties that currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain properties, which could have a material adverse effect on us, particularly within the Trilogy portfolio.
Significant legal actions or regulatory proceedings could subject us to increased operating costs and substantial uninsured liabilities, which could materially adversely affect our liquidity, financial condition and results of operations.
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
Some of our properties are in areas particularly susceptible to revenue loss, cost increase or damage caused by catastrophic or extreme weather and other natural events, including fires, snow, rain or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding and other severe weather. These adverse weather and natural events could cause substantial damages or losses to our properties that could exceed our property insurance coverage. We may also be forced to retain additional risk, through higher deductibles, to obtain property insurance coverage on commercially reasonable terms. If we are forced to retain additional risk or incur a loss greater than insured limits, it could materially and adversely affect our business, financial condition and results of operations. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable.
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
We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us on favorable terms, or at all, in amounts sufficient to enable us to meet all of our existing or potential future debt service obligations, or to fund our other important business uses or liquidity needs. If performance does not improve or we are no longer able to fund shortfalls with cash flow generated by other portfolios or cash reserves, we may no longer be able to satisfy these obligations.
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
We may need to rely on external sources of capital to fund future capital needs. If we are unable to obtain needed capital at all or only on unfavorable terms, we might not be able to make the investments needed to maintain our business or to meet our obligations and commitments as they become due, which could have a material adverse impact on us. In addition, we may be forced to sell assets at suboptimal times. Our access to capital depends upon a number of factors over which we have little or no control, including, among others, the performance of the national and global economies generally, competition in the healthcare and seniors housing industries, issues facing the industries, including regulations and government reimbursement policies, operating costs and the market value of our properties. Although we believe that we have sufficient access to capital and other sources of funding to meet our expected liquidity needs at this time, we cannot assure you that our access to capital and other sources of funding will not become constrained, particularly in connection with any potential refinancing of debt as it matures, which could adversely affect our results of operation and financial condition.
We are exposed to increases in interest rates, which could reduce our cash flows and adversely impact our ability to refinance existing debt or sell assets.
Interest rates are rising and may continue to rise. Increases in interest rates may result in a decrease in the value of our real estate. In addition, certain of our borrowings are floating-rate obligations and the increase in interest rates will increase the costs of these borrowings, which may reduce our cash flows and impair our ability to meet our debt obligations. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.
We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
As of December 31, 2023, we had $903.9 million of consolidated asset-level borrowings outstanding. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs. Our substantial borrowings, among other things:
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
If we fail to comply with the covenants in the instruments governing our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. As of December 31, 2023, $81.4 million in aggregate principal amount of our non-recourse borrowings collateralized by our Arbors portfolio was in default as a result of the failure of our operator to pay rent in accordance with its lease. In addition, in July 2023, we elected not to use cash reserves to pay debt service on seven cross-defaulted and cross-collateralized mortgage notes with an aggregate principal amount outstanding of $99.8 million, or the Rochester Sub-Portfolio Loan, secured by seven healthcare real estate properties, or the Rochester Sub-Portfolio, that did not generate sufficient cash flow to pay debt service in full. As a result of these defaults or if we default on additional borrowings, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. In addition, we may be unable to refinance borrowings when they become due on favorable terms, or at all, or dispose of assets prior to the stated maturity of our borrowings for values in excess of the outstanding borrowings, which could have a material adverse impact on our results of operations and the value of our investments.
We may be adversely affected by our concentration of borrowings with Fannie Mae.
As of December 31, 2023, approximately 92.0% of our outstanding borrowings are through Fannie Mae. In July 2023, we defaulted on the Rochester Sub-Portfolio Loan, which totaled $99.8 million of borrowings, with Fannie Mae. As a result, a receiver has been appointed for the Rochester Sub-Portfolio and we are in the process of transitioning ownership of these properties to Fannie Mae or its designee. This default, and any other potential future defaults, on our debt with Fannie Mae may impact our relationship with Fannie Mae and therefore indirectly our other borrowings. In addition, to the extent we seek to modify or extend any of our loans, Fannie Mae may have more limited flexibility than other commercial lenders.
If we are required to make payments under any “bad boy” carve-out guaranties that we provide in connection with certain mortgages and related loans, we could be materially and adversely affected.
Although substantially all of our current indebtedness is non-recourse mortgage loans, we have provided, and may continue to provide, standard carve-out guaranties. These guaranties are applicable in connection with certain improper or fraudulent actions of the borrower, as well as certain bankruptcy or similar reorganization proceedings or actions (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other enforcement actions of lenders due to circumstances beyond the borrower’s control, we cannot assure you that lenders will not seek to allege claims under such guaranties. In the event such a claim was made against us, and was successful, we could materially and adversely affected.
Our distribution policy is subject to change. We may not be able to make distributions in the future.
Our board of directors determines an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flow generated from operations, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this Annual Report on Form 10-K, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution. After considering all of these factors, on February 1, 2019, our board of directors determined to suspend the monthly distribution payments to stockholders. Based on the current forecasted cash flow and capital needs, we do not anticipate resuming recurring distributions in the near future. The board of directors will continue to evaluate special distributions in connection with any future sales and other realizations of investments on a case-by-case basis based on, among other factors, current projected liquidity and capital needs; however, we may not be able to make distributions in the future at all or at any particular rate.
If we pay distributions from sources other than our cash flow provided by operations, we will have less cash available for investments and your overall return may be reduced.
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in the past in excess of our cash flow from operations and may continue to do so in the future. If we pay distributions from sources other than our cash flow provided by operations, such as using the proceeds of asset sales, our book value may be negatively impacted and the value of our shares will be reduced. In May 2022, we paid a special distribution to stockholders of $0.50 per share of common stock using proceeds from asset sales and not cash flow provided by operations.
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
Our board of directors determined an estimated value per share of $2.64 for our common stock as of June 30, 2023, which may not reflect the current value of shares of our common stock.
On November 9, 2023, our board of directors approved and established an estimated value per share of $2.64 for our common stock as of June 30, 2023. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable. However, the market for commercial real estate assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease.
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
The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events, including but not limited to, changes to commercial real estate values, particularly healthcare-related commercial real estate, changes in our operating performance, changes in capitalization rates, lasting effects of the COVID-19 pandemic, rental and growth rates, changes in laws or regulations impacting the healthcare industry, demographic changes, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on our common stock, changes in the number of shares of our common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and the other factors specified in these risk factors. There is no assurance that the methodologies used to estimate value per share would be acceptable to the Financial Industry Regulatory Authority, Inc., or FINRA, or in compliance with the Employment Retirement Income Security Act, or ERISA, guidelines with respect to their reporting requirements.
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
Our charter does not require our board of directors to pursue a transaction providing liquidity to stockholders. If our board of directors determines to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If the board recommends, and the stockholders approve, we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which our investments are located and federal income tax effects on stockholders that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets on favorable terms, if at all. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert stockholders’ shares to cash easily, if at all, and could suffer losses on their investment in our shares.

Risks Related to Our Company and Corporate Structure
As a self-managed REIT without the resources of our Former Sponsor, we may encounter unforeseen costs and difficulties.
We are now a self-managed REIT, which means we are directly responsible for our expenses, including the compensation and benefits of our officers, employees and consultants, overhead and other general and administrative expenses, and no longer have any financial support from our Former Sponsor. In addition, we operate on a smaller scale with fewer resources than have historically been available to us through our Former Advisor’s organization, which may expose us to additional risks and adversely impact our ability to achieve our investment objectives. If we incur additional expenses or encounter unforeseen difficulties as a result of our self-management, our results of operations could be lower than they otherwise would have been.
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with us.
Our success depends to a significant degree upon the contributions of key personnel. We cannot assure stockholders that our key personnel will continue to be associated with us in the future, particularly in light of our strategic direction. Any change in executive officers or other key personnel may have a material adverse effect on our performance, be disruptive to our business and hinder our ability to implement our business strategy.
We are subject to substantial litigation risks and may face significant liabilities as a result of litigation allegations and negative publicity.
In the ordinary course of business, we are subject to the risk of substantial litigation and face significant regulatory oversight. In addition, we may be exposed to litigation or other adverse consequences if investments perform poorly and our investors experience losses. Such litigation and proceedings, including, among others, potential regulatory actions and shareholder class action suits, may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. Allegations of improper conduct by private litigants or regulators, regardless of merit and whether the ultimate outcome is favorable or unfavorable to us, could negatively impact our cash flow, financial condition, results of operations and the value of our common stock.
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
Failure to implement effective information and cybersecurity policies, procedures and capabilities could disrupt our business and harm our results of operations.
We have been, and likely will continue to be, subject to computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. To date, we have seen no material impact on our business or operations from these attacks or events. Any future externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability. We are dependent on the effectiveness of our information and cybersecurity policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
We provide stockholders with information using funds from operations, or FFO, Modified Funds from Operations, or MFFO, and Net Operating Income, or NOI, which are not in accordance with accounting principles generally accepted in the United States, or non-GAAP, financial measures that may not be meaningful for comparing the performances of different REITs and that have certain other limitations.
We provide stockholders with information using FFO, MFFO and NOI, which are non-GAAP measures, as additional measures of our operating performance. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT. We compute MFFO in accordance with the definition established by the Investment Program Association, or the IPA. We define NOI as rental and resident fee income, less property operating expenses. However, our computation of FFO, MFFO and NOI may not be comparable to other REITs that do not calculate FFO, MFFO or NOI using these definitions without further adjustments.
None of FFO, MFFO or NOI are equivalent to net income or cash generated from operating activities determined in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and should not be considered as an alternative to net income, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.
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
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, if any, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, if any, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws. In 2023, we anticipate that our

REIT taxable income will be offset by our net operating loss carry-forward and as such, we will not be subject to the distribution requirements.
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
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to certain federal taxes, including taxes on any undistributed income, a 100% tax on gain from the sale of assets that are treated as dealer property or inventory, and corporate taxes on any taxable income earned by our TRSs. We may also be subject to state or local income, property and transfer taxes, including mortgage recording taxes. Any of these taxes would decrease cash available for distribution to stockholders.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, to the extent we have taxable income, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Compliance with the REIT requirements may also hinder our ability to make otherwise attractive investments. Finally, if we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT.
The formation of any TRS lessees may increase our overall tax liability and transactions between us and any TRS lessee must be conducted on arm’s-length terms to not be subject to a 100% penalty tax on certain items of income or deduction.
We have formed a TRS lessee to lease certain seniors housing facilities that are “qualified health care properties.” Our TRS lessee will be subject to federal and state corporate income tax on its taxable income, which will consist of the revenues from the seniors housing facilities leased by the TRS lessee, net of the operating expenses for such properties and rent payments to us. Accordingly, the ownership of our TRS lessee will allow us to participate in the operating income from our properties leased to our TRS lessee on an after-tax basis in addition to receiving rent. The after-tax net income of the TRS lessee is available for distribution to us. The REIT rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will scrutinize all of our transactions with any TRS lessee to ensure that they are entered into on arm’s-length terms, but there can be no assurance that we will be able to comply to avoid application of the 100% excise tax.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have developed and implemented a cybersecurity framework intended to assess, identify and manage risks from threats to the security of our information, systems, products and network using a risk-based approach. The framework is informed in part by the National Institute of Standards and Technology, or NIST, Cybersecurity Framework, NIST 800-53 and International Organization for Standardization 27001, or ISO 27001, Framework, although we do not comply with all technical standards, specifications or requirements under NIST or ISO 27001.
Our key cybersecurity processes include the following:
•Risk-based controls for information systems and information on our networks. We seek to maintain an information technology infrastructure that implements physical, administrative and technical controls that are calibrated based on risk and designed to protect the confidentiality, integrity and availability of our information systems and information stored on our networks, including personal information, intellectual property and proprietary information.
•Cybersecurity incident responses plan and testing. We have a cybersecurity incident response plan and dedicated team to respond to cybersecurity incidents. When a cybersecurity incident occurs or we identify a vulnerability, we have a Managed Security Service Provider, or MSSP, that is responsible for leading the initial assessment of priority and severity. Our cybersecurity team assists in responding to incidents depending on severity levels and seeks to improve our cybersecurity incident management plan through periodic tabletops or simulations at the enterprise level.
•Training. We provide security awareness training to help our employees understand their information protection and cybersecurity responsibilities. We also provide additional role-based training to some employees based on customer requirements, regulatory obligations and industry risks.
•Supplier risk assessments. We have implemented a third-party risk management process that includes expectations regarding information and cybersecurity. That process, among other things, provides for us to perform cybersecurity assessments on certain suppliers based on an assessment of their risk profile and a related rating process. We also seek contractual commitments from key suppliers to appropriately secure and maintain their information technology systems and protect our information that is processed on their systems.
•Our third-party assessments. We have third-party cybersecurity companies engaged to periodically assess our cybersecurity posture and to assist in identifying and remediating risks from cybersecurity threats.
We also consider cybersecurity, along with other top risks, within our enterprise risk management framework. The enterprise risk management framework includes internal reporting at the enterprise level, with consideration of key risk indicators, trends and countermeasures for cybersecurity and other types of significant risks. In the last fiscal year, we have not identified risks from known cybersecurity threats, including any prior cybersecurity incidents, which have materially affected us, including our operations, business strategy, results of operations, cash flow or financial condition. We have not identified cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect us, including with respect to our business strategy, results of operations or financial position.
Governance
The audit committee of the board of directors is responsible for board-level oversight of cybersecurity risk, and the audit committee reports back to the board of directors about this and other areas within its responsibility. As part of its oversight role, the audit committee receives reporting about our practices, programs, notable threats or incidents and other developments related to cybersecurity throughout the year, including through periodic updates from our CFO and through our MSSP.
Item 2. Properties
Through our direct investments, we own a diversified portfolio of seniors housing properties as described under Item 1. “Business.” The following table presents information with respect to the properties in our direct investments as of December 31, 2023 (dollars in thousands):

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Gross Carrying Value(3)	Borrowings
Direct Operating Investments
Albany, OR	30,868	50	100%	ALF	$4,177	$8,190
Apple Valley, CA	116,365	128	100%	ILF	21,157	19,668
Auburn, CA	90,494	111	100%	ILF	23,561	22,220
Austin, TX	102,885	130	100%	ILF	26,592	24,465
Bakersfield, CA	106,640	124	100%	ILF	26,097	15,526
Bangor, ME	111,000	116	100%	ILF	29,063	19,801
Bellingham, WA	86,615	111	100%	ILF	24,890	21,986
Clovis, CA	99,849	117	100%	ILF	26,682	17,303
Columbia, MO	105,948	118	100%	ILF	20,486	20,935
Corpus Christi, TX	118,671	130	100%	ILF	20,043	17,155
East Amherst, NY	100,997	116	100%	ILF	24,472	17,087
El Cajon, CA	77,930	104	100%	ILF	18,992	19,356
El Paso, TX	95,517	119	100%	ILF	18,398	11,261
Fairport, NY	126,927	119	100%	ILF	24,135	15,237
Fenton, MO	95,007	115	100%	ILF	27,643	22,643
Frisco, TX (4)	228,471	202	97%	ILF	44,173	26,000
Frisco, TX (4)	45,130	52	97%	ALF	13,782	—
Grand Junction, CO	124,174	143	100%	ILF	32,689	17,971
Grand Junction, CO	79,778	102	100%	ILF	16,274	9,208
Grapevine, TX	97,796	116	100%	ILF	12,178	20,598
Greece, NY	51,978	87	97%	ALF	7,693	—
Groton, CT	119,474	163	100%	ILF	19,929	16,228
Guilford, CT	142,136	129	100%	ILF	14,925	22,409
Joliet, IL	117,357	113	100%	ILF	21,274	13,752
Kennewick, WA	105,268	119	100%	ILF	23,334	7,079
Las Cruces, NM	113,874	129	100%	ILF	21,000	10,316
Lee’s Summit, MO	122,917	126	100%	ILF	25,109	25,073
Lodi, CA	96,251	117	100%	ILF	26,305	18,547
Milford, OH	145,896	124	97%	ILF	20,246	18,173
Milford, OH	19,500	40	97%	MCF	6,358	—
Normandy Park, WA	98,206	109	100%	ILF	16,838	14,967
Palatine, IL	161,700	135	100%	ILF	18,297	18,546
Plano, TX	106,868	115	100%	ILF	12,505	14,839
Port Townsend, WA	106,585	120	100%	ALF	24,616	15,660
Renton, WA	88,162	112	100%	ILF	26,708	17,564
Rochester, NY	242,430	218	97%	ILF	38,554	17,470
Roseburg, OR	44,750	63	100%	ALF	13,328	11,587
Sandy, OR	72,619	84	100%	ALF	19,717	13,216

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Gross Carrying Value(3)	Borrowings
Sandy, UT	103,449	115	100%	ILF	17,753	14,569
Santa Barbara, CA	27,217	40	100%	MCF	18,719	—
Santa Rosa, CA	120,553	116	100%	ILF	34,758	25,771
Sun City West, AZ	200,553	196	100%	ILF	28,278	23,679
Tacoma, WA	149,856	156	100%	ILF	45,331	27,712
Wenatchee, WA	128,905	136	100%	ALF	32,795	18,038
Undeveloped Land
Penfield, NY	—	—	97%	NA	534	—
Rochester, NY	—	—	97%	NA	450	—
Direct Net Lease Investments
Bohemia, NY (5)	73,000	126	100%	ALF	22,524	21,659
Hauppauge, NY (5)	84,000	119	100%	ALF	20,432	13,141
Islandia, NY (5)	192,000	216	100%	ALF	33,397	32,290
Jericho, NY (5)	55,000	103	100%	ALF	21,962	14,307
Subtotal	5,131,566	5,749			$1,089,153	$793,202
Held for Sale
Victor, NY	85,455	45	97%	ILF	11,611	10,874
Properties in Receivership(6)	—	—	97%	ILF/ALF	—	99,786
Total	5,217,021	5,794			$1,100,764	$903,862
_________________________________________________
(1)Represents rooms for ALFs, ILFs and MCFs.
(2)Classification based on predominant services provided, but may include other services.
(3)For direct investments and undeveloped land, gross real estate carrying value is net of impairment, before accumulated depreciation as presented in our consolidated financial statements as of December 31, 2023 and excludes purchase price allocations related to net intangibles and other assets and liabilities. Refer to “Note 3, Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.” For assets held for sale, gross carrying value represents net realizable value as presented in our financial statements as of December 31, 2023.
(4)Both properties located in Frisco, Texas serve as collateral for a $26.0 million mortgage note payable.
(5)Initial lease term expires in August 2029. Operator has failed to remit rent in full and comply with other contractual terms of its lease agreements, which resulted in a default under the operator’s leases as of December 31, 2023. Refer to “Note 5, Borrowings” of Part II, Item 8. “Financial Statements and Supplementary Data.” for additional detail.
(6)In July 2023, we defaulted on seven individual mortgage notes payable, or the Rochester Sub-Portfolio Loan, secured by seven healthcare real estate properties, or the Rochester Sub-Portfolio, cross-collateralized and subject to cross-default. In October 2023, the Rochester Sub-Portfolio was placed into a receivership and, as a result of the loss of control, we derecognized the properties and related assets from our financial statements. Refer to “—Transaction and Financing Activities” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
As of December 31, 2023, none of our properties had a carrying value equal to or greater than 10% of our total assets.
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
As of March 21, 2024, we had 185,712,103 shares of our common stock outstanding held by a total of 37,101 stockholders of record.
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
On November 9, 2023, upon the recommendation of the audit committee of our board of directors, our board of directors, including all of our independent directors, approved and established an estimated value per share of our common stock of $2.64 as of June 30, 2023, or the Valuation Date. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares of our common stock outstanding, in each case as of the Valuation Date. The information used to generate the estimated value per share, including market information, investment- and property-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date.
For additional information on the methodology used in calculating our estimated value per share as of June 30, 2023, refer to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 13, 2023.
It is currently anticipated that our next estimated value per share will be based upon our assets and liabilities as of June 30, 2024 and such value will be included in a Quarterly Report on Form 10-Q or such other filing with the SEC. We intend to continue to publish an updated estimated value per share annually.
Distributions
From April 5, 2013, the date of our first investment, through December 31, 2017, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.675 per share of our common stock. In order to better align the distribution with anticipated cash flows from operations, beginning in January 1, 2018 through January 31, 2019, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.3375 per share of our common stock. Effective February 1, 2019, our board of directors stopped recurring distributions in order to preserve capital and liquidity. In May 2022, we paid a special distribution in the amount of $0.50 per share of our common stock. During the year ended December 31, 2023, we did not declare any distributions to stockholders.
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
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders were able to elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Since inception, we issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to our DRP. No selling commissions or dealer manager fees were paid on shares issued pursuant to our DRP. Our board of directors may amend, suspend or terminate our DRP for any reason upon ten-days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP. In April 2022, our board of directors elected to suspend our DRP effective April 30, 2022, such that all future distributions, if any, will be paid in cash. As a result, we did not issue shares of common stock pursuant to our DRP during the year ended December 31, 2023.
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
We did not repurchase any shares of common stock during the three months ended December 31, 2023.
Unregistered Sales of Equity Securities
We did not issue any shares of common stock during the three months ended December 31, 2023.
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
Our Strategy
Key highlights in execution on our strategy in 2023 include the following:
•Grow the Operating Income Generated by Our Portfolio
◦Net operating income, or NOI, generated by our direct operating investments increased 28.1% in 2023 compared to the prior year, to $56.4 million, on a same store basis.
◦An increase of 470 basis points in average occupancy for 2023, to 88.2%, was a primary driver of the NOI growth.
◦Deployment of capital expenditures, which totaled $37.2 million in 2023 for same store properties, was a critical component in achieving the improved occupancy and NOI.
•Pursue Disposition Opportunities that Maximize Value
◦In November, the Espresso joint venture completed the sale of all of its remaining assets. Since inception, we received total distributions of $95.1 million, as compared to a total investment of $55.1 million.
◦In November, we entered into an agreement that provides the majority partner of the Trilogy joint venture the option to purchase all of our ownership interest in the joint venture for a sales price ranging from $240.5 million to up to $260 million.
◦In June, we sold our interests in two unconsolidated investments that were experiencing significant distress in exchange for 9,709,553 shares of our common stock, which were subsequently retired upon completion of the sale.
For additional detail, refer to the “ —Business Update” below.
We use NOI as a supplemental measure to evaluate the profitability and performance of our business. See “Non-GAAP Financial Measures” for a description and reconciliation. In addition, we have included certain metrics on a “same store basis,” which excludes the Rochester Sub-Portfolio (as defined below).
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
Based on the current forecasted cash flow of our investments and cash needs to operate the business, we do not anticipate paying recurring dividends in the near future. Although we have approximately $87.0 million of unrestricted cash as of March 18, 2024, we require capital to fund operations, capital expenditures, including those invested to improve performance, and other important business uses, as well as to fund our debt service obligations and potentially to refinance indebtedness. Current cash flow generated by operations is not sufficient to cover all of these obligations. If we do not have sufficient capital available to fund our obligations, we may be unable to position properties to maximize value or meet debt service obligations. Instead, the board of directors will evaluate special distributions in connection with any future sales and other realizations of investments on a case-by-case basis based on, among other factors, current and projected liquidity needs.
In light of the foregoing, we do not currently anticipate resuming the share repurchase program, or the Share Repurchase Program. If we have sufficient capital available, at this stage in our life cycle, we believe that returning capital to stockholders through special distributions, rather than repurchases, is a better use of that capital.
Market Update
Current market conditions impacting property-level performance are generally favorable. Industry occupancy continues to grow, with an industry average of 85.1% for the fourth quarter of 2023, up 70 basis points from the previous quarter, but still remains below the pre-pandemic average of 87.1% in March 2020 (source: NIC MAP Vision 4Q2023 Market Fundamentals Report). The 80+ population, a key demographic for seniors housing, is expected to grow by 24% through 2028 and is forecasted to increase by 3.7% in 2024 (Source: NIC MAP Vision as of December 2023), and new supply and new construction remain low compared to historical levels, resulting in a demand and supply environment that should contribute to continued overall industry occupancy and revenue growth. We have made significant capital improvements to many of our properties, which along with these positive dynamics, has contributed to the strong 28.1% growth in NOI for the year ended December 31, 2023 compared to the prior year in our same store directly owned operating portfolio. Although we continue to face higher labor costs and operating expenses due to inflation, overall we remain optimistic that revenue growth will exceed expense growth, resulting in continued improved NOI growth.
By contrast, current market conditions affecting transactions, including asset sales, are challenging. The current state of the public and private capital markets have been affected by a general tightening of availability of credit (including the price, terms and conditions under which financing can be obtained), rising interest rates and a general decrease in liquidity in the healthcare lending markets, which has resulted in higher capitalization rates, adversely impacting property values and limiting transaction activity. The senior housing and care transaction volume totaled $465.8 million during the fourth quarter of 2023, with a year-over-year decline of $3.8 billion (source: NIC MAP Vision as of December 2023). Although opportunities may exist to dispose of assets in the current market environment and there are certain scenarios where a sale can generate acceptable market returns for shareholders, many opportunities in the current market may require us to take significant discounts to our view of value.
Business Summary
Our investments are categorized as follows:
•Direct Operating Investments - Properties operated pursuant to management agreements with managers, in which we own a controlling interest.
•Direct Net Lease Investments - Properties operated under net leases with an operator, in which we own a controlling interest.
•Unconsolidated Investments - Joint venture investments, in which we own a minority, non-controlling interest.
We own a diversified portfolio of seniors housing properties, including independent living facilities, or ILFs, assisted living facilities, or ALFs, and memory care facilities, or MCFs, located throughout the United States. In addition, we have an investment through a non-controlling interest in a joint venture that invests in integrated senior health campuses, which provide services associated with ILFs, ALFs, MCFs and skilled nursing facilities, or SNFs, across the Midwest region of the United States. For information regarding our investments as of December 31, 2023, refer to “Our Investments” included in Part I, Item 1. “Business.”
Business Update
Updated Estimated Value Per Share
•On November 9, 2023, upon the recommendation of the audit committee of the board of directors, or the Audit Committee, the board of directors, including all of its independent directors, approved and established an estimated value per share of our common stock of $2.64. Refer to Part II, Item 5. “Market Information” for additional information.

Transaction and Financing Activities
•In February 2024, we completed the sale of a property within the Rochester portfolio for $12.0 million. The sale generated net proceeds of $0.7 million, after repayment of the outstanding mortgage principal balance of $10.9 million and transaction costs.
•In November 2023, we entered into an agreement to sell all of our ownership interests in Trilogy, which indirectly owns 125 integrated senior health campuses, to American Healthcare REIT, Inc. or its affiliates, or AHR, the majority partner of the Trilogy joint venture. AHR has the right to purchase our ownership interests in Trilogy at any time prior to September 30, 2025, assuming AHR exercises all of its extension options and subject to satisfaction of certain closing conditions, ranging from $240.5 million to up to $260 million depending upon the purchase price consideration, timing of the closing and certain additional fees that AHR may pay us in the interim. A minimum of 10% of the purchase price consideration must be paid in cash, with the balance payable in either cash or new Series A Cumulative Convertible Preferred Stock to be issued by AHR in connection with the closing. The portion of the purchase price consideration paid in cash may be subject to a 7.5% or 5% discount, respectively, if the transaction closes prior to March 31, 2024 or December 31, 2024, respectively. In addition, we may be entitled to a supplemental cash payment of $25,600 per day for the period between July 1, 2023 until the closing date, for up to approximately $21.0 million, reduced by any distributions received from Trilogy by us during the interim period. AHR may terminate the agreement at any time, subject to payment of a termination fee equal to: (i) if terminated prior to the initial outside date, September 30, 2024, $7.8 million, (ii) if extended and terminated prior March 31, 2025, $11.7 million and (iii) if further extended and terminated prior to September 30, 2025, $15.6 million. Although there can be no assurance that AHR will consummate the purchase of our interests in Trilogy on these terms, or at all, we believe that this proposed transaction presents an attractive opportunity for us to execute on our disposition strategy.
•In November 2023, the Espresso joint venture completed the sale of all of its remaining assets. Since inception, we received total distributions of $95.1 million, as compared to a total investment of $55.1 million.
•In July 2023, in light of our belief that the value of the properties was below the balance of the debt, we elected not to use cash reserves to pay debt service on seven cross-defaulted and cross-collateralized mortgage notes with an aggregate principal amount outstanding of $99.8 million, or the Rochester Sub-Portfolio Loan, secured by seven healthcare real estate properties, or the Rochester Sub-Portfolio, that did not generate sufficient cash flow to pay debt service in full. The Rochester Sub-Portfolio Loan is non-recourse, subject to limited customary exceptions. As a result of the payment default, Fannie Mae, as the lender, filed a complaint seeking the appointment of a receiver and foreclosure on the underlying properties and to enforce its rights in its collateral under the loan documents and, on October 30, 2023, the properties underlying the Rochester Sub-Portfolio Loan were placed into a receivership. Although we continue to have legal ownership of the Rochester Sub-Portfolio until transferred to Fannie Mae or its designee, the receiver now has effective control of the properties and, as of the date of the receivership order, we derecognized the properties and related assets from our financial statements, discontinued recognizing revenues and expenses related to the Rochester Sub-Portfolio and concluded we were no longer entitled to receive any existing accounts receivable or revenue related to the properties. As of December 31, 2023, we continue to own all of the properties in the Rochester Sub-Portfolio and are working with the receiver and its advisors to facilitate an orderly transition of the operations and ownership of the properties.
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
Operating Performance
The occupancy of our investments has continued to improve, and in some cases recovered to pre-pandemic levels and beyond, driven by supply-demand fundamentals in the industry overall and specifically by our investment of capital to enhance our facilities, which has led to increases in revenues. However, operating costs remained elevated as a result of macroeconomic trends, including increases in labor costs and historically low unemployment, inflation and rising interest rates, as well as increased health and safety measures. Increased labor costs and a shortage of available skilled and unskilled workers has and may continue to increase the cost of staffing at our facilities. We have offset increased labor and inflation with increased rates charged to residents, but continuing to do so may result in a decline in occupancy and revenues. Increases in interest rates may help ease inflation and our operating costs, but have increased our debt service obligations on our variable rate debt and may create the possibility of slowing economic growth.
The following is a summary of the performance of our investment segments for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For additional information on financial results, refer to “—Results of Operations.”
Direct Operating Investments
For the year ended December 31, 2023, the average annual occupancy for our facilities improved by 4.7%, to 88.2%. A summary of average occupancy of our direct operating investments by property manager is as follows:

		Average Monthly Occupancy			Average Annual Occupancy
Manager	Units Under Management	December 2023	December 2022	Change	2023	2022	Change
Solstice Senior Living	3,969	89.1%	85.9%	3.2%	88.0%	82.2%	5.8%
Watermark Retirement Communities(1)	723	86.9%	88.7%	(1.8)%	88.5%	86.3%	2.2%
Avamere Health Services	453	89.6%	90.5%	(0.9)%	89.8%	88.5%	1.3%
Integral Senior Living	40	81.2%	97.5%	(16.3)%	86.3%	97.3%	(11.0)%
Direct Operating Investments		88.7%	86.8%	1.9%	88.2%	83.5%	4.7%
_______________________________________
(1)Average monthly and annual occupancy excludes the Rochester Sub-Portfolio, which was placed into a receivership in October 2023.
NOI is a supplemental non-GAAP financial measure of our operating performance. The following table presents the NOI of our direct operating investments for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
Same store property revenues(1)
Resident fee income	$47,570	$44,274	$3,296	7.4%
Rental income	136,016	120,042	15,974	13.3%
Total property revenues	183,586	164,316	19,270	11.7%
Same store property operating expenses(1)
Salaries and wages	61,242	56,528	4,714	8.3%
Utilities	11,377	10,838	539	5.0%
Food and beverage	9,807	9,250	557	6.0%
Repairs and maintenance	12,974	12,153	821	6.8%
Property taxes	9,320	9,672	(352)	(3.6)%
Property management fee	9,628	8,164	1,464	17.9%
All other expenses	12,858	13,692	(834)	(6.1)%
Total same store property operating expenses	127,206	120,297	6,909	5.7%
Same store NOI(1)	$56,380	$44,019	$12,361	28.1%
Non-same store NOI(2)	$2,434	$961	$1,473	153.3%
Total Direct Operating Investments NOI(3)	$58,814	$44,980	$13,834	30.8%
_______________________________________
(1)Same store of our direct operating investments excludes the Rochester Sub-Portfolio, which was placed into a receivership in October 2023.
(2)Non-same store of our direct operating investments represents the Rochester Sub-Portfolio.
(3)For a reconciliation of our direct operating investments segment NOI to segment net income (loss) as presented in accordance with U.S. GAAP in our consolidated financial statements as of December 31, 2023 and 2022, refer to “—Non-GAAP Financial Measures.”

Direct Net Lease Investments
Beginning in February 2021, the operator of the four net lease properties in our Arbors portfolio has been unable to satisfy its obligations under its leases. In accordance with a forbearance and modification agreement entered into in March 2023, the operator remits rent based on the properties’ available cash after satisfying property-level expenses. The operator of our net lease properties continues to be impacted by sub-optimal occupancy levels and elevated operating expenses, which has resulted in limited cash flow generated by properties. During 2023, cash flow, net of expenses, paid by the operator to us in accordance with the forbearance agreement was not sufficient to cover our related debt service, resulting in $3.3 million of cash reserves being used to cover debt service in 2023. We continue to monitor the operator’s performance and cash flows closely, as well as evaluate potential options for this portfolio.
The following table presents the rental income recognized and the cash reserves used to service the debt obligations for our Arbors portfolio, as well as the average resident occupancy of the underlying properties, for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
Rental income	$1,709	$1,596	$113	7.1%
Cash reserves used to fund debt service payments, including principal amortization	3,287	3,205	82	2.6%

Average Annual Occupancy	72.6%	69.8%
Unconsolidated Investments
We have made investments in minority, non-controlling interests in joint ventures, which own healthcare real estate and related assets. During the year ended December 31, 2023, we received distributions of $27.5 million from our unconsolidated investments, as compared to $67.1 million during the year ended December 31, 2022, primarily as a result of asset sales in our Espresso investment.
As of December 31, 2023, our investment in Trilogy is our primary remaining unconsolidated investment. The following table is a summary of operations of Trilogy, for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Trilogy
	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
Property and other revenues
Total property and other revenues	$1,460,222	$1,252,175	$208,047	16.6%
Expenses
Property operating expenses	1,305,569	1,107,757	197,812	17.9%
Interest expense	77,414	51,648	25,766	49.9%
Administrative, transaction & other	257	429	(172)	(40.1)%
Depreciation and amortization	69,863	65,393	4,470	6.8%
Impairment loss	10,520	—	10,520	NA
Total expenses	1,463,623	1,225,227	238,396	19.5%
Other income (loss), net	(1,718)	1,407	(3,125)	(222.1)%
Other gains (losses)	(963)	21,903	(22,866)	(104.4)%
Net income (loss)	$(6,082)	$50,258	$(56,340)	(112.1)%
Our ownership %	23.4%	23.2%
Equity in earnings (losses)	$(1,409)	$11,652	$(13,061)	(112.1)%
Trilogy continued to recover occupancy and experience revenue growth throughout 2023. Although operating expenses continued to be impacted by inflationary pressures, most significantly labor-related costs, occupancy growth, coupled with higher rates, resulted in improved operating income in 2023. In addition, Trilogy recognized COVID-19 provider relief grant income during 2023, which partially offset the elevated expenses. However, higher interest expense on Trilogy’s floating-rate debt limited cash available to be distributed.
Our Espresso investment completed its liquidation of assets in 2023. Our proportionate share of net proceeds generated from sales transactions in our Espresso investment during the years ended December 31, 2023 and 2022 totaled $17.3 million and $49.7 million, respectively.

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
For a summary of our accounting policies, refer to Note 2, “Summary of Significant Accounting Policies” in our accompanying consolidated financial statements included in Part II, Item 8 “Financial Statements.”
Impairment
We believe impairment to be a critical accounting estimate based on the nature of our operations and/or because it requires significant management judgment and assumptions. Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including healthcare sector conditions, together with asset and market specific circumstances, among other factors. To the extent an impairment has occurred, the loss will be measured as compared to the carrying amount of the investment. Fair values can be estimated based upon the income capitalization approach, using net operating income for each property and applying indicative capitalization and discount rates or sales comparison approach, using what other purchasers and sellers in the market have agreed to as price for comparable properties.
Direct Operating Investments and Direct Net Lease Investments
During the year ended December 31, 2023, we recorded impairment losses on our operating real estate totaling $44.7 million, including impairment losses of $38.6 million for five facilities within the Rochester Sub-Portfolio as a result of shortened hold period assumptions, $5.6 million for a facility within the Arbors portfolio as a result of lower estimated future cash flows and estimated market value, $0.4 million to reflect net realizable value for a facility within the Rochester portfolio designated as held for sale and $0.1 million for a land parcel within the Rochester portfolio as a result of lower estimated market value.
Accumulated impairment losses totaled $162.9 million for operating real estate that we continue to hold as of December 31, 2023. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and 2021 for additional information regarding impairment recorded in prior years.
Unconsolidated Investments
In June 2023, we impaired our investment in the Espresso joint venture by $4.7 million, which reduced the carrying value of our investment to $3.1 million as of June 30, 2023. Our assessment of the fair value of our investment took into consideration the joint venture’s remaining assets and estimated future cash distributions, less transaction and wind down costs. Upon impairing our investment, we elected the fair value option method to account for our investment in the Espresso joint venture on June 30, 2023.
Further, the joint ventures underlying our unconsolidated ventures assess and record impairment and reserves on their respective real estate portfolios, goodwill, and other assets, and we recognize our proportionate share through equity in earnings (losses). In May 2023, prior to the Sale of Minority Interests, the underlying Diversified US/UK joint venture recorded impairment losses on its remaining properties, 48 care homes located in the United Kingdom, or the UK Portfolio, due to, among other things, an extended period contemplated for the UK Portfolio to reach stabilization. Our proportionate share of the impairment losses recorded by the Diversified US/UK joint venture totaled $11.4 million. Additionally, in December 2023, the Trilogy joint venture recorded impairment losses on its trade name intangible assets, of which our proportionate share totaled $2.4 million.
Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 27, 2023, for additional information regarding impairment recorded in prior years.

Results of Operations
Comparison of the Year Ended December 31, 2023 to December 31, 2022 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
Property and other revenues
Resident fee income	$47,591	$44,274	$3,317	7.5%
Rental income	153,544	139,841	13,703	9.8%
Other revenue	3,843	1,021	2,822	276.4%
Total property and other revenues	204,978	185,136	19,842	10.7%
Expenses
Property operating expenses	140,612	137,578	3,034	2.2%
Interest expense	50,028	43,278	6,750	15.6%
Transaction costs	683	1,569	(886)	(56.5)%
Asset management fees - related party	—	8,058	(8,058)	(100.0)%
General and administrative expenses	13,817	13,938	(121)	(0.9)%
Depreciation and amortization	38,511	38,587	(76)	(0.2)%
Impairment loss	49,423	45,299	4,124	9.1%
Total expenses	293,074	288,307	4,767	1.7%
Other income, net	194	77	117	151.9%
Gain (loss) on investments and other	(64,001)	1,029	(65,030)	(6,319.7)%
Equity in earnings (losses) of unconsolidated ventures	(8,272)	47,625	(55,897)	(117.4)%
Income tax expense	(74)	(61)	(13)	21.3%
Net income (loss)	$(160,249)	$(54,501)	$(105,748)	194.0%
Rochester Sub-Portfolio
In October 2023, as a result of the payment default in July 2023 on the Rochester Sub-Portfolio Loan, Fannie Mae, as the lender, filed a complaint seeking the appointment of a receiver and foreclosure on the underlying properties and to enforce its rights in its collateral under the loan documents. On October 30, 2023, the properties underlying the Rochester Sub-Portfolio Loan were placed into a receivership. Although we continue to have legal ownership of the Rochester Sub-Portfolio until transferred to Fannie Mae or its designee, the receiver now has effective control of the properties and, as of the date of the receivership order, we discontinued recognizing revenues and expenses related to the Rochester Sub-Portfolio and derecognized the properties and related assets from our financial statements. However, until legal ownership of the Rochester Sub-Portfolio is transferred and the associated debt extinguished, we continue to recognize liabilities associated with the Rochester Sub-Portfolio Loan. As of December 31, 2023, we continue to own all of the properties in the Rochester Sub-Portfolio and are working with the receiver and its advisors to facilitate an orderly transition of the operations and ownership of the properties.
The following tables present operating results on a same store basis, which excludes the activity of the Rochester Sub-Portfolio. Property revenues and expenses for the Rochester Sub-Portfolio were recognized through October 30, 2023, the date of the receivership order, as compared to a full year of activity presented for the year ended December 31, 2022.

Total Property and Other Revenues
The following table presents total property and other revenues (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
ILF properties	$136,016	$120,042	$15,974	13.3%
ALF/MCF properties	47,570	44,274	3,296	7.4%
Net lease properties	1,709	1,596	113	7.1%
Same store subtotal	185,295	165,912	19,383	11.7%
Rochester Sub-Portfolio	15,840	18,203	(2,363)	(13.0)%
Other revenue	3,843	1,021	2,822	276.4%
Total property and other revenues	$204,978	$185,136	$19,842	10.7%
Overall, on a same store basis, total property and other revenues increased during the year ended December 31, 2023. Revenues generated by our operating properties increased as a result of improved occupancy and higher market rates for new residents and in-place rates for existing residents. Other revenue consists of interest earned on cash and cash equivalents, which increased during the year ended December 31, 2023 as a result of higher market interest rates.
Property Operating Expenses
The following table presents property operating expenses (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
ILF properties	$90,956	$85,911	$5,045	5.9%
ALF/MCF properties	36,250	34,386	1,864	5.4%
Net lease properties	—	39	(39)	(100.0)%
Same store subtotal	127,206	120,336	6,870	5.7%
Rochester Sub-Portfolio	13,406	17,242	(3,836)	(22.2)%
Total property operating expenses	$140,612	$137,578	$3,034	2.2%
Overall, on a same store basis, total operating expenses increased primarily due to inflationary pressures significantly impacting all variable operating costs, most notably wages and benefits costs. In addition, management fees at our Winterfell portfolio increased as a result of revenue growth and additional fees for exceeding performance targets per the terms of the management agreements.
Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
ILF properties	$29,798	$30,182	$(384)	(1.3)%
ALF/MCF properties	5,257	5,189	68	1.3%
Net lease properties	3,516	3,609	(93)	(2.6)%
Same store subtotal	38,571	38,980	(409)	(1.0)%
Rochester Sub-Portfolio	11,457	4,298	7,159	166.6%
Total interest expense	$50,028	$43,278	$6,750	15.6%
On a same store basis, interest expense decreased during the year ended December 31, 2023. Interest expense on our fixed-rate debt declined as a result of a decrease in the average mortgage notes principal balances as compared to December 31, 2022 due to continued principal amortization. Interest expense on floating-rate debt increased throughout 2023, as market interest rates continued to rise.
Interest expense for the Rochester Sub-Portfolio Loan increased as a result of its floating interest rate and the recognition of default interest, which will continue to accrue until the loan is extinguished.

Transaction Costs
Transaction costs for the years ended December 31, 2023 and 2022 consisted primarily of legal and professional fees incurred for investment activity and costs incurred in connection with the Internalization and the transition of services and systems previously provided by the Former Advisor.
General and Administrative Expenses & Asset Management Fees - Related Party

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
Asset management fees - related party	$—	$8,058	$(8,058)	(100.0)%
General and administrative expenses	13,817	13,938	(121)	(0.9)%
Total corporate operating costs	$13,817	$21,996	$(8,179)	(37.2)%
Corporate cost savings of $8.2 million were realized under the internalized structure during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
The advisory agreement with our Former Advisor was terminated on October 21, 2022. As result, no asset management fees were incurred during 2023 as compared to $8.1 million incurred during the year ended December 31, 2022.
Under our new internalized structure, we directly incur and pay all general and administrative expenses, including personnel costs related to our executive officers, which were not allocable under the former advisory agreement. The increase in executive officer personnel costs were offset with other cost savings, including a reduction in corporate insurance premiums, resulting in an overall reduction to corporate operating costs, year over year.
For the year ended December 31, 2023, our total operating expenses represented 0.7% of our average invested assets and 237.0% of our net income, in each case as defined and calculated in accordance with our charter.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
ILF properties	$25,057	$23,697	$1,360	5.7%
ALF/MCF properties	6,547	6,301	246	3.9%
Net lease properties	2,916	3,329	(413)	(12.4)%
Same store subtotal	34,520	33,327	1,193	3.6%
Rochester Sub-Portfolio	3,991	5,260	(1,269)	(24.1)%
Total depreciation and amortization	$38,511	$38,587	$(76)	(0.2)%
Overall, on a same store basis, depreciation and amortization expense increased during the year ended December 31, 2023 primarily as a result of capital improvements completed at our ALFs, MCFs and ILFs during the years ended December 31, 2023 and 2022.
Depreciation and amortization expense decreased at our net lease properties as a result of impairments recognized during the year ended December 31, 2022, which reduced building depreciation expense for the year ended December 31, 2023.
Impairment Loss
For the year ended December 31, 2023, impairment losses on operating real estate totaled $44.7 million and impairment losses recorded on unconsolidated ventures investments totaled $4.7 million. Refer to “—Impairment” for additional discussion.
For the year ended December 31, 2022, impairment losses on operating real estate totaled $31.9 million, consisting of $18.5 million, $8.5 million and $3.9 million for facilities in Arbors, Winterfell and Rochester portfolios, respectively. We also recorded $0.8 million and $0.2 million of impairment losses for property damage sustained by facilities within our Winterfell and Avamere portfolio, respectively. In addition, in December 2022, we impaired our investment in the Diversified US/UK joint venture by $13.4 million, which was sold in June 2023.

Other Income, Net
For the year ended December 31, 2023, other income, net consisted primarily of capital expenditure reimbursements from the state of Oregon’s Long-Term Care Capital Improvement and Emergency Preparedness Program received and recognized by facilities within our Avamere portfolio.
For the year ended December 31, 2022, other income, net consisted of COVID-19 testing reimbursements received and recognized by our Avamere portfolio.
Gain (Loss) on Investments and Other
In addition to the $59.0 million loss on the Rochester Sub-Portfolio noted above, in connection with the Sale of Minority Interests, we realized a loss totaling $1.3 million, representing the difference between the fair value and carrying value of our investments in the Diversified US/UK and Eclipse joint ventures, which was the consideration exchanged in the transaction for the acquisition of our common stock. Further, as a result of the Sale of Minority Interests, we reclassified the accumulated foreign currency losses, totaling $3.3 million, related to the Diversified US/UK portfolio, previously recorded through other comprehensive income on the consolidated statements of equity to gain (loss) on investments and other. Refer to “—Transaction and Financing Activities” for additional discussion on the Sale of Minority Interests and Rochester Sub-Portfolio receivership.
During the year ended December 31, 2022, we recognized gains on mortgage interest rate caps, a discounted financing payoff and a distribution that exceeded our carrying value for an unconsolidated investment. Gains were partially offset by losses recognized on investment activity.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Year Ended December 31,
	2023	2022	2023	2022	2023	2022
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		MFFO		Increase (Decrease)
Trilogy	$(1,409)	$11,652	$20,461	$11,966	$19,052	$23,618	$(4,566)	(19.3)%
Espresso	9,228	72,427	(8,283)	(66,393)	945	6,034	(5,089)	(84.3)%
Solstice	145	2	—	—	145	2	143	7,150.0%
Same store subtotal	7,964	84,081	12,178	(54,427)	20,142	29,654	(9,512)	(32.1)%
Investments sold	(16,236)	(36,456)	15,087	38,881	(1,149)	2,425	(3,574)	(147.4)%
Total	$(8,272)	$47,625	$27,265	$(15,546)	$18,993	$32,079	$(13,086)	(40.8)%
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
Excluding the investments in unconsolidated ventures sold, equity in earnings (losses) decreased $76.1 million as a result of gains on sales recognized by the Espresso joint venture in the prior year exceeding gains recognized in the current year. In addition, the Trilogy joint venture recognized a gain in the prior year upon acquiring the remaining ownership interest of an investment portfolio, while impairment losses on its intangible assets in the current year contributed to the decrease.
Excluding the investments sold, MFFO from our unconsolidated investments decreased $9.5 million. The Espresso joint venture’s property sales resulted in lower rental income recognized during the year ended December 31, 2023. In addition, as of June 30, 2023, we elected to account for the Espresso joint venture under the fair value option, which resulted in no earnings recorded from the date of election through December 31, 2023. Higher interest expense on floating-rate debt in the Trilogy joint venture offset operational improvements during 2023, which resulted in lower MFFO generated from the investment.
Year Ended December 31, 2022 compared to December 31, 2021
Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 27, 2023, for information regarding our results of operations for the years ended December 31, 2022 and 2021 and the year-to-year comparisons between those periods.

Non-GAAP Financial Measures
We consider certain non-GAAP financial measures, including Funds from Operations, or FFO, Modified Funds from Operations, or MFFO, and NOI, to be useful supplemental measures of our operating performance. These non-GAAP financial measures are not equivalent or an alternative to net income (loss) or cash flow provided by operating activities determined in accordance with U.S. GAAP and should not be construed to be more relevant or accurate than the U.S. GAAP methodology in evaluating our operating performance. In addition, these non-GAAP financial measures are not necessarily indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders.
Funds from Operations and Modified Funds from Operations
We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
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
MFFO does have certain limitations. For instance, realized gains (losses) from acquisitions and dispositions and other adjustments listed above are not reported in MFFO, even though such realized gains (losses) and other adjustments could affect our operating performance and cash available for distribution. Any mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions. Investors should note that while impairment charges are excluded from the calculation of MFFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flow and the relatively limited term of a non-traded REIT’s anticipated operations, it could be difficult to recover any impairment charges through operational net revenues or cash flow prior to any liquidity event. MFFO is not a useful measure in evaluating net asset value, since impairment is taken into account in determining net asset value but not in determining MFFO. In addition, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-traded REITs.
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(156,885)	$(54,100)	$25,067
Adjustments:
Depreciation and amortization	38,511	38,587	54,836
Depreciation and amortization related to non-controlling interests	(259)	(286)	(480)
Depreciation and amortization related to unconsolidated ventures	18,623	28,855	30,054
(Gain) loss from sales of property	(136)	92	(83,873)
Gain (loss) from sales of property related to non-controlling interests	4	(5)	2,092
(Gain) loss from sales of property related to unconsolidated ventures	(7,894)	(92,578)	(31,314)
Impairment losses of depreciable real estate	44,695	31,880	5,386
Impairment loss on real estate related to non-controlling interests	(1,172)	(117)	—
Impairment losses of depreciable real estate held by unconsolidated ventures	7,682	25,109	1,494
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(56,831)	$(22,563)	$3,262
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$(56,831)	$(22,563)	$3,262
Adjustments:
Transaction costs	683	1,569	54
Straight-line rental (income) loss	—	—	7,803
Amortization of premiums, discounts and fees on investments and borrowings	4,481	3,859	4,177
(Gain) loss on investments and other(1)	64,137	(1,121)	4,396
Adjustments related to unconsolidated ventures(2)	8,854	23,068	20,245
Adjustments related to non-controlling interests	(1,815)	3	(212)
Impairment of real estate related investment	4,728	13,419	—
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$24,237	$18,234	$39,725
_______________________________________
(1)Activity for the year ended December 31, 2023 includes a $59.0 million loss recognized on the Rochester Sub-Portfolio due to derecognition of the properties and related assets from our financial statements. Refer to “—Result of Operations” for additional discussion.
(2)Primarily our proportionate share of liability extinguishment gains and losses, loan loss reserves, transaction costs and amortization of above/below market debt adjustments, straight-line rent adjustments, impairment of goodwill, debt and deferred financing costs, recorded by the joint ventures of our investments in unconsolidated ventures.
Net Operating Income
We believe NOI provides useful information to stockholders and provides our management with a performance measure to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. We define NOI as rental and resident fee income, less property operating expenses.
The following table reconciles net income (loss), computed in accordance with U.S. GAAP, to NOI for our direct operating investments segment (in thousands):

	Year Ended December 31,
	2023	2022	2021
Direct Operating Investments
Net income (loss)	$(122,391)	$(42,843)	$24,511
Adjustments:
Income tax expense	74	61	99
Gain (loss) on investments and other	59,367	(499)	(64,618)
Other income, net	(194)	(77)	(7,278)
Impairment loss	39,095	13,380	4,600
Depreciation and amortization	35,595	35,258	43,088
General and administrative expenses	603	31	227
Transaction costs	153	—	54
Interest expense	46,512	39,669	49,979
Net operating income	$58,814	$44,980	$50,662
For additional information regarding our direct operating investments segment, refer to “Our Investments” included in Part I, Item 1. “Business” and for financial information refer to Note 11, “Segment Reporting” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Liquidity and Capital Resources
Our current principal liquidity needs are to fund: (i) operating expenses, including corporate general and administrative expenses; (ii) principal and interest payments on our borrowings and other commitments; and (iii) capital expenditures.
Our current primary sources of liquidity include the following: (i) cash on hand; (ii) proceeds from full or partial realization of investments; (iii) cash flow generated by our investments, both from our operating activities and distributions from our unconsolidated joint ventures; and (iv) secured or unsecured financings from banks and other lenders.
As of March 18, 2024, we had approximately $87.0 million of unrestricted cash and currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties and rental income from our net lease properties. In addition, we receive distributions from our investments in unconsolidated ventures. Net cash provided by operating activities was $19.1 million for the year ended December 31, 2023.
We are exposed to various operational risks, including rising labor costs, increases in inflation and rising interest rates, at substantially all of our properties. We expect that these factors will continue to materially impact our cash flow generated by our investments.
We have a significant unconsolidated investment in Trilogy, where we have no control over the timing of distributions, if any. Trilogy, similar to our direct operating investments, has been impacted by inflation, rising interest rates and other economic market conditions, and, as a result, may continue to limit distributions to preserve liquidity in the future.
Borrowings
We typically have financed our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing.
During the year ended December 31, 2023, we paid $18.5 million and $38.3 million in recurring principal and interest payments, respectively, on borrowings. Excluding the Rochester Sub-Portfolio Loan, we had $804.1 million of consolidated asset-level borrowings outstanding as of December 31, 2023.
We have $682.3 million of borrowings that mature in 2025, including $583.5 million of borrowings collateralized by our Winterfell portfolio. We may be unable to extend or refinance these borrowings without a significant pay down of existing loan balances. If we do not have sufficient capital to pay down existing loan balances, we may be forced to sell assets to generate additional capital or sell the portfolio in advance of the loan maturity. Our ability to refinance these borrowings and/or sell assets will be significantly impacted by market conditions, over which we have no control. Further, given the nature of our assets and the materiality of this portfolio, we may not be able to respond quickly to changes in market conditions. Even if we are able to extend or refinance these borrowings, it will likely be at a significantly higher interest rate.

Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of December 31, 2023, our leverage was 61.0% of our assets, other than intangibles, before deducting non-cash reserves and depreciation.
For additional information regarding our borrowings, including principal repayments, timing of maturities and loans currently in default, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and Note 5, “Borrowings” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements.”
Capital Expenditures Activities
We are responsible for capital expenditures for our operating properties and may also fund capital expenditures for our net lease properties. We have made significant investments in capital expenditures to increase operating income and enhance the overall value of certain properties, and will continue to invest going forward, although we expect aggregate spending to decrease in the near-term compared to 2023, in order to maintain market position, functional and operating standards. However, there can be no assurance that these initiatives will achieve these intended results.
The following table presents cash used for capital expenditures at our direct investments (dollars in thousands):

	Year Ended December 31,
	2023	2022
Same store (excludes properties sold)
ALF/MCF properties	$3,119	$2,641
ILF properties	34,079	24,452
Net lease properties	—	372
Rochester Sub-Portfolio	1,224	1,839
Total capital expenditures	$38,422	$29,304
Realization and Disposition of Investments
We will pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return or strategic outcome, improve our liquidity position and generate value for shareholders.
We have a significant minority investment in Trilogy with limited ability to influence material decisions, including the disposition of assets.

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
Other Commitments
On October 21, 2022, we terminated the advisory agreement and completed the Internalization. Prior to the termination of the advisory agreement, we reimbursed the Former Advisor for direct and indirect operating costs in connection with services provided to us. Under our new internalized structure, we directly incur and pay all general and administrative costs.

Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,
Cash flows provided by (used in):	2023	2022	2023 vs. 2022 Change
Operating activities	$19,062	$7,824	$11,238
Investing activities	(21,884)	15,538	(37,422)
Financing activities	(19,895)	(118,640)	98,745
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,717)	$(95,278)	$72,561
Operating Activities
Net cash provided by operating activities totaled $19.1 million for the year ended December 31, 2023 as compared to $7.8 million for the year ended December 31, 2022. The increase in net cash provided from operating activities was a result of increases in rates and occupancy at our direct operating investments, which resulted in higher rent and resident fees collected during the year ended December 31, 2023 and lower reimbursement payments made to our Former Advisor. In addition, the Rochester Sub-Portfolio Loan default in July 2023 resulted in lower interest expense payments as compared to the prior year. The increase in operating cash flows was partially offset by lower distributions received from our unconsolidated investment in the Espresso joint venture. Distributions classified as operating cash flows totaled $10.6 million and $22.3 million during the years ended December 31, 2023 and 2022, respectively.
Investing Activities
Our cash flows from investing activities are primarily proceeds from investment dispositions, including distributions received from our investments in unconsolidated investments that have been classified as investing cash flows, net of any capital expenditures. We continue to invest capital into our operating portfolios in order to maintain market position and enhance overall asset value. Net cash used in investing activities totaled $21.9 million for the year ended December 31, 2023 as compared to $15.5 million net cash provided by investing activities for the year ended December 31, 2022.
Financing Activities
Net cash used in financing activities totaled $19.9 million for the year ended December 31, 2023 compared to $118.6 million for the year ended December 31, 2022. For the year ended December 31, 2023, net cash used in financing activities were primarily recurring principal amortization on our mortgage notes. For the year ended December 31, 2022, net cash used in financing activities were primarily the payment of a special distribution of $0.50 per share of our common stock, which totaled approximately $97.0 million.
Off-Balance Sheet Arrangements
As of December 31, 2023, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part II, Item 8. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Distributions Declared and Paid
From inception through December 31, 2023, we declared $530.9 million in distributions and generated cumulative FFO of $52.5 million. From April 5, 2013, the date of our first investment, through December 31, 2017, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.675 per share of our common stock. In order to better align the distribution with anticipated cash flows from operations, beginning in January 1, 2018 through January 31, 2019, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.3375 per share of our common stock. Effective February 1, 2019, our board of directors stopped recurring distributions in order to preserve capital and liquidity. In May 2022, we paid a special distribution in the amount of $0.50 per share of our common stock. During the year ended December 31, 2023, we did not declare any distributions to stockholders.
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
Related Party Arrangements
Former Advisor
In connection with the Internalization, on October 21, 2022 the advisory agreement was terminated and, along with the Operating Partnership and the Former Advisor, we entered into a Transition Services Agreement, or TSA, to facilitate an orderly transition of the management of our operations. As of December 31, 2023, the TSA was effectively terminated.
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
Summary of Fees and Reimbursements
The following table presents the costs incurred and paid to the Former Advisor under the TSA (dollars in thousands):

	Due to Related Party as of December 31, 2022	Year Ended December 31, 2023		Due to Related Party as of December 31, 2023
Financial Statement Location		Incurred	Paid
General and administrative expenses/Transaction costs	$469	$562	$(910)	$121
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
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and us, which owns 20.0%. For the year ended December 31, 2023, we recognized property management fee expense of $6.9 million payable to Solstice related to the Winterfell portfolio.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The principal market risks affecting us are interest rate risk and inflation risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions (if any) are held for investment and not for trading purposes.

Interest Rate Risk
We have exposure to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have generally sought long-term debt financing on a fixed-rate basis. However, certain of our borrowings are subject to variable-rate interest.
The following table presents a summary of our borrowings as of December 31, 2023 (dollars in thousands):

Borrowing Type	Loan Count	Interest Rate(2)	Principal Outstanding	% of Outstanding Debt
Fixed-rate debt	43	4.2%	$775,029	85.8%
Floating-rate debt	2	6.0%	29,047	3.2%
Rochester Sub-Portfolio Loan(1)	7	7.7%	99,786	11.0%
Total/WA	52	4.6%	$903,862	100.0%
_______________________________________
(1)The Rochester Sub-Portfolio Loan is comprised of seven individual floating-rate mortgage notes payable, cross-collateralized and subject to cross-default, secured by the Rochester Sub-Portfolio, which was placed into a receivership.
(2)Represents the weighted average interest rate effective as of December 31, 2023.
When borrowing at variable rates, we seek the lowest margins available and evaluate hedging opportunities. The interest rate on our floating-rate borrowings is a fixed spread over an index such as the Secured Overnight Financing Rate, or SOFR, and typically reprices every 30 days. For our floating-rate borrowings, we have entered into interest rate caps that involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of December 31, 2023, all of our floating-rate borrowings are hedged with contracts in place through the third quarter of 2024 that have effectively capped interest at a weighted average rate of 7.34% (excluding the Rochester Sub-Portfolio Loan, the weighted average interest rate is 5.99%). Based on market interest rates of December 31, 2023, a hypothetical 100 basis point increase in interest rates would not impact net annual interest expense due to the interest rate caps in place.
Increases in market interest rates typically result in a decrease in the fair value of fixed-rate borrowings, while decreases in market interest rates typically result in an increase in the fair value of fixed-rate borrowings. While changes in market interest rates affect the fair value of our fixed-rate borrowings, these changes do not affect the interest expense associated with our fixed-rate borrowings. Therefore, interest rate risk does not have a significant impact on our fixed-rate borrowings until their maturity or earlier prepayment and refinancing. If we seek to refinance our fixed-rate borrowings, whether at maturity or otherwise, and interest rates have risen, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs. Further, the fair value of the real estate collateral for our borrowings may be negatively impacted by rising interest rates.
Inflation Risk
Many of our costs are subject to inflationary pressures. These include labor, repairs and maintenance, food costs, utilities, insurance and other operating costs. Higher rates of inflation affecting the economy may substantially affect the operating margins of our investments. While our managers have an ability to partially offset cost inflation by increasing the rates charged to residents, this ability is often limited by competitive conditions, affordability and timing, which may lag behind cost volatility. Therefore, there can be no assurance that cost increases can be offset by increased rates charged to residents in real time or that increased rates will not result in occupancy declines.

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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NorthStar Healthcare Income, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Healthcare GA Holdings, General Partnership (“Diversified US/UK”), a joint venture, for the year ended December 31, 2021, which is accounted for under the equity method of accounting. The equity in its net loss was $3.7 million of consolidated equity in earnings (losses) of unconsolidated ventures for the year ended December 31, 2021. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Diversified US/UK is based solely on the report of the other auditors.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Operating Real Estate Assets

As described in Note 3 to the financial statements, as of December 31, 2023, the net carrying value of the Company’s consolidated operating real estate assets was $821.3 million, including impairment losses related to operating real estate assets of $44.7 million recognized during the year then ended. The Company reviews its real estate portfolio quarterly, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. We identified the Company’s quantitative impairment assessment for operating real estate assets as a critical audit matter.

The principal consideration for our determination that the impairment of operating real estate assets is a critical audit matter is that the Company’s quantitative impairment assessment is highly judgmental due to the significant estimation involved in assessing the expected discounted future cash flows of the operating real estate assets. This includes the determination of inputs and assumptions such as discount rates, capitalization rates, property-level cash flows and market rent assumptions, among others.

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

•We obtained the Company’s quantitative impairment analysis for a selection of operating properties, assessed the methodologies used by management and evaluated the significant assumptions described above. The key inputs used in the assessment were substantiated through property operating budgets and other relevant underlying data. We compared the significant assumptions used to estimate future cash flows to current industry forecasts, economic trends and past performance, and tested the arithmetic accuracy of management’s calculations.

•We involved firm specialists in assessing the reasonableness of the valuation models for a selection of operating properties and performed sensitivity analyses on certain of the significant inputs and assumptions described above.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2010.
New York, New York
March 22, 2024

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

Los Angeles, California
March 17, 2022

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$85,037	$103,926
Restricted cash	7,906	11,734
Operating real estate, net	821,270	933,002
Investments in unconsolidated ventures ($142 held at fair value as of December 31, 2023)	122,949	176,502
Assets held for sale	11,611	—
Receivables, net	1,558	2,815
Intangible assets, net	1,916	2,253
Other assets	7,172	7,603
Total assets(1)	$1,059,419	$1,237,835

Liabilities
Mortgage notes payable, net	$898,154	$912,248
Due to related party	121	469
Escrow deposits payable	507	993
Accounts payable and accrued expenses	27,502	21,034
Other liabilities	1,455	2,019
Total liabilities(1)	927,739	936,763
Commitments and contingencies (Note 12)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 185,712,103 and 195,421,656 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,857	1,954
Additional paid-in capital	1,716,757	1,729,589
Retained earnings (accumulated deficit)	(1,585,725)	(1,428,840)
Accumulated other comprehensive income (loss)	—	(3,679)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	132,889	299,024
Non-controlling interests	(1,209)	2,048
Total equity	131,680	301,072
Total liabilities and equity	$1,059,419	$1,237,835
_______________________________________
(1)Includes $121.1 million and $183.8 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2023	2022	2021
Property and other revenues
Resident fee income	$47,591	$44,274	$105,955
Rental income	153,544	139,841	137,322
Other revenue	3,843	1,021	—
Total property and other revenues	204,978	185,136	243,277
Interest income
Interest income on debt investments	—	—	4,667
Expenses
Property operating expenses	140,612	137,578	177,936
Interest expense	50,028	43,278	61,620
Transaction costs	683	1,569	54
Asset management fees - related party	—	8,058	11,105
General and administrative expenses	13,817	13,938	12,691
Depreciation and amortization	38,511	38,587	54,836
Impairment loss	49,423	45,299	5,386
Total expenses	293,074	288,307	323,628
Other income (loss)
Other income, net	194	77	7,278
Gain (loss) on investments and other	(64,001)	1,029	79,477
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(151,903)	(102,065)	11,071
Equity in earnings (losses) of unconsolidated ventures	(8,272)	47,625	15,843
Income tax expense	(74)	(61)	(99)
Net income (loss)	(160,249)	(54,501)	26,815
Net (income) loss attributable to non-controlling interests	3,364	401	(1,748)
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(156,885)	$(54,100)	$25,067
Net income (loss) per share of common stock, basic/diluted(1)	$(0.83)	$(0.28)	$0.13
Weighted average number of shares of common stock outstanding, basic/diluted(1)	189,941,744	194,343,635	191,629,613
Distributions declared per share of common stock	$—	$0.50	$—
_______________________________________
(1)     The Company had issued 203,742, 116,712 and 66,840 restricted stock units as of December 31, 2023, 2022 and 2021, respectively. The restricted stock units have been excluded from the diluted earnings per share calculation as their impact is anti-dilutive due to the net loss generated during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, the impact of the restricted stock units on the diluted earnings per share calculation was de minimis.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(160,249)	$(54,501)	$26,815
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	3,679	(3,193)	(953)
Total other comprehensive income (loss)	3,679	(3,193)	(953)
Comprehensive income (loss)	(156,570)	(57,694)	25,862
Comprehensive (income) loss attributable to non-controlling interests	3,364	401	(1,748)
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(153,206)	$(57,293)	$24,114

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2020	190,409	$1,904	$1,710,023	$(1,302,755)	$467	$409,639	$2,423	$412,062
Share-based payment of advisor asset management fees	2,712	26	10,531	—	—	10,557	—	10,557
Amortization of equity-based compensation	—	—	165	—	—	165	—	165
Non-controlling interests - contributions	—	—	—	—	—	—	724	724
Non-controlling interests - distributions	—	—	—	—	—	—	(2,552)	(2,552)
Other comprehensive income (loss)	—	—	—	—	(953)	(953)	—	(953)
Net income (loss)	—	—	—	25,067	—	25,067	1,748	26,815
Balance as of December 31, 2021	193,121	$1,930	$1,720,719	$(1,277,688)	$(486)	$444,475	$2,343	$446,818
Share-based payment of advisor asset management fees	2,301	24	8,842	—	—	8,866	—	8,866
Amortization of equity-based compensation	—	—	28	—	—	28	—	28
Non-controlling interests - contributions	—	—	—	—	—	—	330	330
Non-controlling interests - distributions	—	—	—	—	—	—	(224)	(224)
Distributions declared	—	—	—	(97,052)	—	(97,052)	—	(97,052)
Other comprehensive income (loss)	—	—	—	—	(3,193)	(3,193)	—	(3,193)
Net income (loss)	—	—	—	(54,100)	—	(54,100)	(401)	(54,501)
Balance as of December 31, 2022	195,422	$1,954	$1,729,589	$(1,428,840)	$(3,679)	$299,024	$2,048	$301,072
Amortization of equity-based compensation	—	—	470	—	—	470	—	470
Non-controlling interests - contributions	—	—	—	—	—	—	322	322
Non-controlling interests - distributions	—	—	—	—	—	—	(215)	(215)
Retirement of common stock (Note 8)	(9,710)	(97)	(13,302)	—	—	(13,399)	—	(13,399)
Other comprehensive income (loss)	—	—	—	—	404	404	—	404
Reclassification of accumulated other comprehensive loss (1)	—	—	—	—	3,275	3,275	—	3,275
Net income (loss)	—	—	—	(156,885)	—	(156,885)	(3,364)	(160,249)
Balance as of December 31, 2023	185,712	$1,857	$1,716,757	$(1,585,725)	$—	$132,889	$(1,209)	$131,680
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(160,249)	$(54,501)	$26,815
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	8,272	(47,625)	(15,843)
Depreciation and amortization	38,511	38,587	54,836
Impairment loss	49,423	45,299	5,386
Amortization of below market debt	3,326	3,247	3,169
Straight-line rental (income) loss, net	—	—	7,803
Amortization of discount/accretion of premium on investments	—	—	(697)
Amortization of deferred financing costs	1,120	637	1,662
Amortization of equity-based compensation	226	207	165
Paid-in-kind interest on real estate debt investment	—	—	(194)
(Gain) loss on investments and other	64,001	(1,029)	(79,477)
Change in allowance for uncollectible accounts	433	519	176
Issuance of common stock as payment for asset management fees	—	8,058	10,557
Distributions from unconsolidated ventures	10,640	22,291	—
Changes in assets and liabilities:
Receivables	626	332	1,756
Other assets	(3,140)	3,644	(1,287)
Due to related party	(348)	(5,928)	(985)
Escrow deposits payable	(296)	(90)	(2,680)
Accounts payable and accrued expenses	6,629	(5,222)	(17,346)
Other liabilities	(112)	(602)	(254)
Net cash provided by (used in) operating activities	19,062	7,824	(6,438)
Cash flows from investing activities:
Capital expenditures for operating real estate	(38,422)	(29,304)	(27,773)
Sales of real estate	136	—	596,414
Properties placed into a receivership	(994)	—	—
Repayment of real estate debt investment	—	—	74,376
Investments in unconsolidated ventures	—	—	(400)
Distributions from unconsolidated ventures	16,873	44,842	18,110
Real estate debt investment modification fee	—	—	686
Sales of other assets	523	—	413
Net cash provided by (used in) investing activities	(21,884)	15,538	661,826
Cash flows from financing activities:
Borrowings from mortgage notes	—	—	26,000
Repayments of mortgage notes	(18,492)	(21,212)	(517,618)
Repayment of borrowings from line of credit - related party	—	—	(35,000)
Payment of deferred financing costs	(48)	(36)	(708)
Debt extinguishment costs	—	—	(8,288)
Payments under finance leases	(147)	(480)	(578)
Acquisition and retirement of common stock	(1,315)	—	—
Distributions paid on common stock	—	(97,018)	—
Contributions from non-controlling interests	322	330	724
Distributions to non-controlling interests	(215)	(224)	(2,552)
Net cash provided by (used in) financing activities	(19,895)	(118,640)	(538,020)
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,717)	(95,278)	117,368
Cash, cash equivalents and restricted cash-beginning of period	115,660	210,938	93,570
Cash, cash equivalents and restricted cash-end of period	$92,943	$115,660	$210,938

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$38,269	$38,836	$65,828
Cash paid for income taxes	86	53	100
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$824	$1,227	$3,624
Exchange of ownership interests in unconsolidated ventures for common stock	13,399	—	—
Assets acquired under finance leases	—	—	144
Assets acquired under capital lease obligations	25	—	100
Reclassification of assets held for sale	11,966	—	—
Derecognition of operating real estate placed into a receivership	58,953	—	—

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization
NorthStar Healthcare Income, Inc., together with its consolidated subsidiaries (the “Company”), owns a diversified portfolio of seniors housing properties, including independent living facilities (“ILF”), assisted living (“ALF”) and memory care facilities (“MCF”) located throughout the United States. In addition, the Company has an investment through a non-controlling interest in a joint venture that invests in integrated senior health campuses, which provide services associated with ILFs, ALFs, MCFs and skilled nursing facilities (“SNF”), across the Midwest region of the United States.
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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), which became indirect subsidiaries of the Company on June 9, 2023. NorthStar Healthcare Income Advisor, LLC invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which were collectively recorded as non-controlling interests on the accompanying consolidated balance sheets prior to June 9, 2023. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of December 31, 2023, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, was 100%.
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
The Company evaluates its investments and financings, including investments in unconsolidated ventures to determine whether each investment or financing is a VIE. The Company analyzes new investments, as well as reconsideration events for existing investments, which vary depending on the type of investment.
As of December 31, 2023, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant VIEs of the Company are certain entities that are consolidated by the Operating Partnership. These entities are VIEs because of non-controlling interests owned by third parties, which do not have substantive kick-out or participating rights. Included in operating real estate, net, assets held for sale and mortgage notes payable, net on the Company’s consolidated balance sheet as of December 31, 2023 is $101.3 million, $11.6 million and $171.8 million, respectively, related to such consolidated VIEs.
Unconsolidated VIEs
As of December 31, 2023, the Company identified unconsolidated VIEs related to its investments in unconsolidated ventures with a carrying value of $122.9 million. The Company’s maximum exposure to loss as of December 31, 2023 would not exceed the carrying value of its investment in the VIEs. The Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of December 31, 2023. The Company did not provide financial support to its unconsolidated VIEs during the year ended December 31, 2023. As of December 31, 2023, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
On June 30, 2023, the Company elected the fair value option method to account for its investment in the Espresso joint venture, which is included in investments in unconsolidated ventures on the consolidated balance sheets. The fair value election was made based on the Company’s assessment that the expected return of investment was lower than the Company’s carrying value of its investment in the Espresso joint venture, which resulted in an impairment of $4.7 million and reduced the carrying value of its investment to recoverable fair value of $3.1 million as of June 30, 2023. The Company’s assessment for the recoverability of its investment took into consideration the joint venture’s remaining assets and estimated future cash distributions, less transaction and wind down costs. The Company will record any changes to its investment’s fair value in gain (loss) on investments and other in the consolidated statements of operations. From the date of the election of fair value through December 31, 2023, the Company did not record any changes to the fair value of its investment in the Espresso joint venture. Refer to Note 4 “Investment in Unconsolidated Ventures” and Note 10 “Fair Value” for further discussion.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$85,037	$103,926	$200,473
Restricted cash	7,906	11,734	10,465
Total cash, cash equivalents and restricted cash	$92,943	$115,660	$210,938
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

Category:	Term:
Building	39 to 49 years
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	9 to 15 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture, fixtures and equipment	5 to 14 years
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment which are included in operating real estate, net on the Company’s consolidated balance sheets. As of December 31, 2023, furniture, fixtures and equipment under finance leases totaled $0.2 million. The leased equipment is amortized on a straight-line basis. Payments for finance leases totaled $0.1 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

Years Ending December 31:
2024	$38
2025	38
2026	33
2027	18
2028	10
Thereafter	—
Total minimum lease payments	$137
Less: Amount representing interest	(23)
Present value of minimum lease payments	$114
The weighted average interest rate related to the finance lease obligations is 6.5% with a weighted average lease term of 3.8 years.
As of December 31, 2023, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
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
In November 2023, the Company entered into an agreement to sell a property within the Rochester portfolio for $12.0 million, and as of December 31, 2023, has classified the property as held for sale on its consolidated balance sheets. At the time of the reclassification to held for sale, the Company recorded an impairment loss of $0.4 million. The sale was completed in February 2024. As of December 31, 2022, the Company did not have any assets classified as held for sale.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Identified intangible assets are recorded in intangible assets, net on the consolidated balance sheets. Intangible assets relate to the Company’s in-place lease values for the Company’s four net lease properties. The following table presents intangible assets, net (dollars in thousands):

	December 31, 2023	December 31, 2022
In-place lease value	$120,149	$120,149
Less: Accumulated amortization	(118,233)	(117,896)
Intangible assets, net	$1,916	$2,253
The Company recorded $0.3 million of amortization expense for in-place leases for the years ended December 31, 2023 and 2022 and $1.4 million of amortization expense for in-place leases for the year ended December 2021.
The following table presents future amortization of in-place lease value (dollars in thousands):

Years Ending December 31:
2024	$337
2025	337
2026	337
2027	337
2028	337
Thereafter	231
Total	$1,916
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
The Company has interest rate caps that have not been designated for hedge accounting. The fair value of the Company's interest rate caps totaled $0.4 million and $0.7 million as of December 31, 2023 and 2022, respectively, and are included in other assets on the consolidated balance sheets. Changes in fair value of derivatives have been recorded in gain (loss) on investments and other in the consolidated statements of operations. The Company recognized losses totaling $0.9 million for the year ended December 31, 2023, and gains totaling $0.5 million for the year ended December 31, 2022. For the year ended December 31, 2021, changes in fair value of derivatives were de minimis.
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
The operator of the Company’s four net lease properties failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the foreseeable future. On March 27, 2023, the Company entered into a lease forbearance and modification agreement (the “Forbearance Agreement”) with the existing operator, pursuant to which, among other things, the Company will be entitled to receive all cash flow in excess of permitted expenses, and be required to fund any operating deficits, through 2025, subject to the terms and conditions thereof. For the years ended December 31, 2023, 2022 and 2021 remittances from the operator totaled $1.7 million, $1.6 million, and $3.4 million, respectively, which the Company recorded as rental income.
For the years ended December 31, 2023, 2022 and 2021, total property and other revenue includes variable lease revenue of $14.1 million, $11.2 million and $13.1 million, respectively. Variable lease revenue includes ancillary services provided to residents, as well as non-recurring services and fees at the Company’s operating facilities.
Impairment on Operating Real Estate and Investments in Unconsolidated Ventures
Operating Real Estate and Assets Held for Sale
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment loss in the consolidated statements of operations.
Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write-down to disposal cost recorded as an impairment loss. For any increase in fair value less disposal cost subsequent to classification as held for sale, the impairment may be reversed, but only up to the amount of cumulative loss previously recognized.
The Company considered the potential impact of the lasting effects of inflation, rising interest rates, risk of recession and other economic conditions on the future net operating income of its healthcare real estate held for investment as an indicator of impairment. Fair values were estimated based upon the income capitalization approach, using net operating income for each property and applying indicative capitalization rates.
During the year ended December 31, 2023, the Company recorded impairment losses on its operating real estate totaling $44.7 million, which includes impairment losses of $38.6 million for five facilities within the Rochester portfolio as a result of revised holding period assumptions, $5.6 million for a facility within its Arbors portfolio as a result of lower estimated future cash flows and estimated market value, $0.4 million to reflect net realizable value for a facility within the Rochester portfolio designated as held for sale and $0.1 million for a land parcel within the Rochester portfolio as a result of lower estimated market value.
During the year ended December 31, 2022, the Company recorded impairment losses on its operating real estate totaling $31.9 million. The Company recorded impairment losses of $18.5 million, $8.5 million, and $3.9 million for facilities in its Arbors, Winterfell and Rochester portfolios, respectively, as a result of declining operating margins and lower projected future cash flows. In addition, the Company recorded impairment losses totaling $0.8 million and $0.2 million for property damage sustained by facilities in its Winterfell portfolio and a facility in its Avamere portfolio, respectively.
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
In June 2023, the Company impaired its investment in the Espresso joint venture by $4.7 million, which reduced the carrying value of its investment to $3.1 million as of June 30, 2023. The Company’s assessment for the fair value of its investment took into consideration the joint venture’s remaining assets and estimated future cash distributions, less transaction and wind down costs. Upon impairing its investment, the Company elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023. During the year ended December 31, 2022, the Company impaired its investment in the Diversified US/UK joint venture by $13.4 million, which reduced the carrying value of its investment to $28.4 million. Refer to Note 10, “Fair Value” for further discussion.
Further, the joint ventures underlying the Company’s unconsolidated ventures assess and record impairment and reserves on their respective real estate portfolios, goodwill, and other assets, and the Company recognizes its proportionate share through equity in earnings (losses). In May 2023, prior to the Sale of Minority Interests (as defined in Note 4, “Investments in Unconsolidated Ventures”), the Diversified US/UK joint venture recorded impairment losses on its remaining properties, 48 care homes located in the United Kingdom (the “UK Portfolio”), due to, among other things, the extended period contemplated for the UK Portfolio to reach stabilization. The Company’s proportionate share of the impairment losses recorded by the Diversified US/UK portfolio totaled $11.4 million. Additionally, the Trilogy joint venture recorded impairment losses on its trade name intangible assets during the year ended December 31, 2023, of which the Company’s proportionate share totaled $2.4 million. During the year ended December 31, 2022, the Company’s proportionate share of impairment and reserves recognized by the underlying joint ventures of its unconsolidated ventures was $25.1 million.
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
As of December 31, 2023, the Company has not recorded an allowance for credit losses on its receivables.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, gross income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute dividends equal to at least 90.0% of its REIT taxable income (with certain adjustments) to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods.
For the taxable year ended December 31, 2023, the Company anticipates that its REIT taxable income, if any, will be offset by its net operating loss carry-forward and as such, the Company will not be subject to the distribution requirements. The Company’s most recently filed tax return is for the year ended December 31, 2022 and includes a net operating loss carry-forward of $248.5 million.
If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. The Company has assessed its tax positions for all open tax years, which include 2019 to 2023, and concluded there were no material uncertainties to be recognized. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income.
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
A reconciliation of income taxes, which is computed by applying the federal corporate tax rate for the years ended December 31, 2023, 2022 and 2021, to the taxable income is as follows (in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Tax (benefit) at statutory rate for taxable entities (21%)	$(1,098)	$(2,112)	$4,956
State income tax (benefit), net of federal benefits	(48)	(91)	304
Change in valuation allowance	1,216	2,145	(5,102)
Other differences	4	119	(59)
Income tax expense (benefit)	$74	$61	$99
Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax expense in the consolidated statements of

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
operations. The Company has a deferred tax asset and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The components of the Company’s deferred tax assets as of December 31, 2023 and 2022 is as follows (in thousands):

	As of December 31,
	2023	2022
Fixed assets and other	$656	$586
Net operating losses	15,827	14,681
Total deferred tax assets	$16,483	$15,267
Valuation allowance	(16,483)	(15,267)
Net deferred income tax assets	$—	$—
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
For the period December 31, 2022 through June 9, 2023, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which were recorded as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations. As a result of the Sale of Minority Interests (as defined in Note 4, “Investments in Unconsolidated Ventures”) in June 2023, the Company is no longer exposed to foreign currency. The Company reclassified the accumulated foreign currency losses, totaling $3.3 million, related to the Diversified US/UK joint venture, previously recorded through other comprehensive income on the consolidated statements of equity, to gain (loss) on investments and other on the consolidated statements of operations.

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
Future Application of Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all periods presented upon adoption. Early adoption is permitted. The Company does not anticipate the application of the accounting standards will have a material impact on the Company’s financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not anticipate the application of the accounting standards will have a material impact on the Company’s financial statements.
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	December 31, 2023	December 31, 2022
Land	$115,758	$121,518
Land improvements	12,705	18,945
Buildings and improvements	861,452	957,924
Tenant improvements	372	372
Construction in progress	5,493	6,736
Furniture, fixtures and equipment	93,373	91,058
Subtotal	$1,089,153	$1,196,553
Less: Accumulated depreciation	(267,883)	(263,551)
Operating real estate, net	$821,270	$933,002
For the years ended December 31, 2023, 2022 and 2021, depreciation expense was $38.2 million, $38.3 million and $53.5 million, respectively.
Within the table above, operating real estate has been reduced by accumulated impairment losses of $162.9 million and $181.5 million as of December 31, 2023 and December 31, 2022, respectively. Impairment losses on the Company’s operating real estate and properties held for sale totaled $44.7 million, $31.9 million and $5.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are recorded in impairment losses on the consolidated statements of operations. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the operators and managers of the Company’s operating real estate (dollars in thousands):

	As of December 31, 2023		Year Ended December 31, 2023
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	3,969	$127,765	62.3%
Watermark Retirement Communities(4)	6	723	45,001	22.0%
Avamere Health Services	5	453	21,780	10.6%
Integral Senior Living	1	40	4,880	2.4%
Arcadia Management	4	564	1,709	0.8%
Other(5)	—	—	3,843	1.9%
Total	48	5,749	$204,978	100.0%
______________________________________
(1)Represents rooms for ALFs, ILFs and MCFs.
(2)Includes rental income received from the Company’s net lease properties, rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from the Company’s ALFs and MCFs, which includes resident room and care charges, ancillary fees and other resident service charges.
(3)Solstice is a joint venture of which affiliates of ISL own 80%.
(4)Property count and units exclude one property within the Rochester portfolio designated as held for sale and the properties within the Rochester Sub-Portfolio, which were placed into a receivership in October 2023.
(5)Consists primarily of interest income earned on corporate-level cash and cash equivalents.
Rochester Sub-Portfolio
As a result of the mortgage loan payment defaults in July 2023, on October 30, 2023, the Rochester Sub-Portfolio (as defined in Note 5, “Borrowings”) was placed into a receivership. The receiver now has effective control of the properties and the Company is working with the lender and the receiver to facilitate an orderly transition of the operations, and eventually ownership, of the properties.
As a result of the loss of control, the Company discontinued recognizing revenues and expenses related to the Rochester Sub-Portfolio as of October 30, 2023 and derecognized the properties and related assets from the Company’s financial statements, which resulted in a $59.0 million loss recognized in accordance with ASC 610-20, “Gains and Losses from the Derecognition of Nonfinancial Assets.”
Net Lease Rental Income
Net lease properties owned as of December 31, 2023 have current lease expirations of 2029, with certain operator renewal rights. These net lease arrangements require the operator to pay rent and substantially all the expenses of the leased property including maintenance, taxes, utilities and insurance. The Company’s net lease agreements provide for periodic rental increases based on the greater of certain percentages or increase in the consumer price index.
Beginning in February 2021, the operator of the Company’s net lease properties failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the future. As a result, during the year ended December 31, 2023, the Company recorded rental income to the extent rental payments were received. The following table presents the future contractual rent obligations for the operator of the Company’s net lease properties over the next five years and thereafter as of December 31, 2023 (dollars in thousands):

Years Ending December 31:
2024	$11,192
2025	11,472
2026	11,759
2027	12,053
2028	12,354
Thereafter	9,438
Total	$68,268

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Investments in Unconsolidated Ventures
The Company’s investments in unconsolidated ventures are accounted for under the equity method or fair value option. The following table presents the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value
Portfolio	Acquisition Date	Ownership	December 31, 2023	December 31, 2022
Trilogy	Dec-2015	23.4%	$122,339	$128,884
Solstice	Jul-2017	20.0%	468	323
Espresso	Jul-2015	36.7%	142	18,019
Investments sold			—	29,276
Investments in Unconsolidated Ventures			$122,949	$176,502

Trilogy Option Agreement
On November 3, 2023, the Company entered into an agreement to sell all of its ownership interests in Trilogy REIT Holdings, LLC (the “Trilogy Joint Venture”), which indirectly owns 125 integrated senior health campuses, to American Healthcare REIT, Inc. or its affiliates (“AHR”), the majority partner of the Trilogy Joint Venture. Under the agreement, AHR has the right to purchase the Company’s ownership interests in the Trilogy Joint Venture at any time prior to September 30, 2025, assuming AHR exercises all of its extension options and subject to satisfaction of certain closing conditions, for a purchase price ranging from $240.5 million to up to $260 million depending upon the purchase price consideration, timing of the closing and certain additional fees that AHR may pay to the Company in the interim. A minimum of 10% of the purchase price consideration must be paid in cash, with the balance payable in either cash or new Series A Cumulative Convertible Preferred Stock to be issued by AHR in connection with the closing. The portion of the purchase price consideration paid in cash may be subject to a 7.5% or 5% discount, respectively, if the transaction closes prior to March 31, 2024 or December 31, 2024, respectively. In addition, the Company may be entitled to a supplemental cash payment of $25,600 per day for the period between July 1, 2023 until the closing date, for up to approximately $21 million, if the Trilogy Joint Venture does not distribute an equivalent amount to the Company during the interim period. AHR may terminate the agreement at any time, subject to payment of a termination fee equal to: (i) if terminated prior to the initial outside date, September 30, 2024, $7.8 million, (ii) if extended and terminated prior March 31, 2025, $11.7 million and (iii) if further extended and terminated prior to September 30, 2025, $15.6 million. There can be no assurance that AHR will consummate the purchase of the Company’s interests on these terms or at all.
Solstice
Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio, is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.
Espresso
During the year ended December 31, 2023, the Espresso joint venture completed the sale of its remaining sub-portfolios and distributed the net proceeds generated, of which the Company's proportionate share totaled $17.3 million. In June 2023, the Company recorded an impairment of $4.7 million to reflect the fair value of its investment in the Espresso joint venture, based on the estimated cash distributions to be received from the joint venture. The Company’s elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023.
Investments Sold
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the results of the Company’s investment in unconsolidated ventures (dollars in thousands):

	Year Ended December 31,
	2023		2022		2021
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Trilogy(1)	$(1,409)	$5,136	$11,652	$9,134	$(2,891)	$4,638
Solstice	145	—	2	—	(79)	—
Espresso(2)	9,228	22,377	72,427	54,654	19,619	5,500
Envoy	—	—	—	66	740	817
Investments sold(3)	(16,236)	—	(36,456)	3,279	(1,546)	7,155
Total	$(8,272)	$27,513	$47,625	$67,133	$15,843	$18,110
_______________________________________
(1)The Trilogy joint venture recognized impairment losses on its intangible assets, of which the Company’s proportionate share totaled $2.4 million and is included in equity in earnings (losses) for the year ended December 31, 2023.
(2)The Espresso joint venture recognized net gains related to sub-portfolio sales, of which the Company’s proportionate share totaled $9.2 million and $70.6 million for the years ended December 31, 2023 and 2022, respectively. The Company was distributed its proportionate share of the net proceeds generated from the sales during the years ended December 31, 2023 and 2022, totaling $17.3 million and $49.7 million, respectively. In addition, the Company elected to account for the joint venture under the fair value option on June 30, 2023, which resulted in no earnings recorded from the date of election through December 31, 2023.
(3)Prior to the sale of the Diversified US/UK joint venture, the joint venture recognized impairment, of which the Company’s proportionate share totaled $11.4 million and $22.9 million is included in equity in earnings (losses) for the years ended December 31, 2023, and 2022, respectively.

Summarized Financial Data
The following table presents a summary of the combined balance sheets and combined statements of operations of the Espresso and Solstice joint ventures (dollars in thousands):

	December 31, 2023	December 31, 2022		Years Ended December 31,
				2023	2022	2021
Assets
Operating real estate, net	$—	$76,087	Total revenues	$17,766	$40,445	$67,206
All other assets	10,530	34,842	Net income (loss)	$52,224	$197,734	$53,167
Total assets	$10,530	$110,929

Liabilities and equity
Total liabilities	$7,457	$97,826
Equity	3,073	13,103
Total liabilities and equity	$10,530	$110,929

On June 9 2023, the Company sold its ownership interest in the Diversified US/UK and Eclipse joint ventures. The following table presents a summary of the combined balance sheets and combined statements of operations of the Diversified US/UK and Eclipse joint ventures (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 9, 2023	December 31, 2022		Period Ended June 9, 2023	Years Ended December 31,
					2022	2021
Assets
Operating real estate, net	$615,335	$2,325,802	Total revenues	$115,068	$352,098	$386,354
All other assets	45,069	232,202	Net income (loss)	$(198,793)	$(288,881)	$12,087
Total assets	$660,404	$2,558,004

Liabilities and equity
Total liabilities	$573,185	$2,341,223
Equity	87,219	216,781
Total liabilities and equity	$660,404	$2,558,004
Trilogy Joint Venture Financials
SEC Rule 3-09 of Regulation S-X requires that a company include audited financial statements for equity method investees when such investees are individually significant for a company’s fiscal year. For the year ended December 31, 2023, the Company’s investment in the Trilogy joint venture was determined to not be significant, however, for the year ended December 31, 2022, the income from the Company’s investment in the Trilogy joint venture was determined to be significant. As a result, Trilogy’s financial data has been excluded from the summarized financial information above and the joint venture’s unaudited financial statements for the year ended December 31, 2023 and audited financial statements for the year ended December 31, 2022 were included as Exhibit 99.1 in this Annual Report on Form 10-K.
5. Borrowings
The following table presents the Company’s mortgage notes payable (dollars in thousands):

				December 31, 2023		December 31, 2022
	Recourse vs. Non-Recourse(1)	Initial Maturity	Contractual Interest Rate(2)	Principal Amount(3)	Carrying Value(3)	Principal Amount(3)	Carrying Value(3)

Aqua Portfolio
Frisco, TX(4)	Non-recourse	Feb 2026	3.0%	$26,000	$25,694	$26,000	$25,560
Milford, OH	Non-recourse	Sep 2026	SOFR + 2.79%	18,173	18,015	18,336	18,126
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	17,470	17,448	18,206	18,165
Rochester, NY(5)	Non-recourse	Jul 2023	SOFR + 2.45%	99,786	99,786	100,651	100,042
Rochester, NY(6)	Non-recourse	Aug 2024	SOFR + 2.93%	10,874	10,853	11,336	11,315
Arbors Portfolio(7)
Various locations	Non-recourse	Feb 2025	3.99%	81,397	81,209	83,423	83,051
Winterfell Portfolio(8)
Various locations	Non-recourse	Jun 2025	4.17%	583,471	578,694	596,408	588,306
Avamere Portfolio(9)
Various locations	Non-recourse	Feb 2027	4.66%	66,691	66,455	67,995	67,683
Mortgage notes payable, net				$903,862	$898,154	$922,355	$912,248
_______________________________________
(1)Subject to non-recourse carve-outs.
(2)Floating-rate borrowings total $128.8 million of principal outstanding and reference one-month of the Secured Overnight Financing Rate (“SOFR”) as of December 31, 2023.
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
(5)Composed of seven individual mortgage notes payable secured by the Rochester Sub-Portfolio (as defined below), cross-collateralized and subject to cross-default.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(6)In February 2024, the Company sold the property which served as collateral for the mortgage note payable. In conjunction with the sale, the mortgage note payable was repaid. Refer to Note 13, “Subsequent Events” for further discussion.
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
The following table presents future scheduled principal payments on mortgage notes payable based on initial maturity as of December 31, 2023 (dollars in thousands):

Years Ending December 31:
2024[1]	$128,574
2025	667,741
2026	45,151
2027	62,396
Total	$903,862
_______________________________________
(1)Includes the outstanding principal as of December 31, 2023 of the Rochester Sub-Portfolio Loan (as defined below), which is in default.
Rochester Sub-Portfolio Loan
In July 2023, the Company elected not to use cash reserves to pay July debt service on seven cross-defaulted and cross-collateralized mortgage notes with an aggregate principal amount outstanding of $99.8 million (the “Rochester Sub-Portfolio Loan") secured by seven healthcare real estate properties (the “Rochester Sub-Portfolio") that did not generate sufficient cash flow to pay debt service in full. The Rochester Sub-Portfolio Loan is non-recourse to the Company, subject to limited customary exceptions.
As a result of the payment default, on October 25, 2023, the lender filed a complaint seeking the appointment of a receiver and foreclosure on the underlying properties and to enforce its rights in its collateral under the loan documents and, on October 30, 2023, the Rochester Sub-Portfolio was placed into a receivership to facilitate an orderly transition of the operations, and eventually ownership, of the properties.
Once legal ownership of the Rochester Sub-Portfolio transfers and the obligations under the Rochester Sub-Portfolio Loan are extinguished, the Company expects to recognize a gain related to the debt extinguishment in accordance with ASC 470, “Debt”. However, until the extinguishment occurs, default interest expense and any other expenses related to the Rochester Sub-Portfolio Loan will continue to accrue. As of December 31, 2023, $99.8 million of outstanding mortgage debt and $7.9 million of accrued interest expense were included on the Company's consolidated balance sheets related to the Rochester Sub-Portfolio Loan.
Arbors Portfolio
Beginning in February 2021, the operator of the four net lease properties in the Arbors portfolio was unable to satisfy its obligations under its leases and began remitting rent based on its available cash after satisfying property-level expenses, which resulted in a default under the four cross-defaulted and cross-collateralized mortgage notes secured by the Arbor portfolio (the “Arbors Loan”). On March 27, 2023, with consent of the lender, the Company entered into a forbearance agreement relating to the lease defaults. During the year ended December 31, 2023, cash flow, net of expenses, paid by the operator of the Arbors portfolio to the Company in accordance with the forbearance agreement was not sufficient to cover related debt service on the Arbors Loan and the Company used $3.3 million of cash reserves to pay contractual debt service on the Arbors Loan. As of December 31, 2023, the Company is current with all payment obligations under the Arbors Loan. The Arbors Loan matures in February 2025 and is non-recourse to the Company, subject to limited customary exceptions. The Company will continue to monitor the operator of the Arbors portfolio’s performance and cash flows closely, as well as evaluate options for this portfolio.
6. Related Party Arrangements
Former Advisor
In connection with the Internalization, on October 21, 2022, the advisory agreement was terminated and, along with the Operating Partnership and the Former Advisor, the Company entered into a Transition Services Agreement (the “TSA”) to facilitate an orderly transition of the Company’s management of its operations. As of December 31, 2023, the TSA was effectively terminated.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Summary of Reimbursements
The following table presents the costs incurred and paid to the Former Advisor under the TSA (dollars in thousands):

	Due to Related Party as of December 31, 2022	Year Ended December 31, 2023		Due to Related Party as of December 31, 2023
Financial Statement Location		Incurred	Paid
General and administrative expenses/ Transaction costs	$469	$562	$(910)	$121

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
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the year ended December 31, 2023, the Company recognized property management fee expense of $6.9 million payable to Solstice related to the Winterfell portfolio.
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
Pursuant to the Plan, as of December 31, 2023, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 203,742 restricted stock units totaling $1.3 million and $0.7 million, respectively, based on the share price on the date of each grant.
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
The Company recognized equity-based compensation expense of $226,250, $206,917 and $230,083 for the years ended December 31, 2023, 2022 and 2021, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unrecognized expense related to unvested restricted stock units totaled $240,000 and $211,250 as of December 31, 2023 and December 31, 2022, respectively. Unvested restricted stock units totaled 77,741 and 54,114 as of December 31, 2023 and December 31, 2022, respectively.
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
9. Non-controlling Interests
Operating Partnership
Non-controlling interests included the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests was based on the limited partners’ ownership percentage of the Operating Partnership. As a result of the Sale of Minority Interests, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, is 100% as of December 31, 2023. Income (loss) allocated to the Operating Partnership non-controlling interests for the period prior to June 9, 2023 were de minimis.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $3.4 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. Net income attributable to the other non-controlling interests was $1.7 million for the year ended December 31, 2021.
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Derivative assets - interest rate caps	$—	$433	$—	$—	$652	$—
Investment in Espresso joint venture(1)	—	—	142	—	—	—
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	December 31, 2023			December 31, 2022
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial liabilities:(1)
Mortgage notes payable, net	$903,862	$898,154	$842,559	$922,355	$912,248	$882,754
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
The following table summarizes the fair value and impairment losses of Level 3 assets which have been measured at fair value on a nonrecurring basis at the time of impairment during the periods presented (dollars in thousands):

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2023		2022		2021
	Fair Value	Impairment Losses(1)	Fair Value	Impairment Losses(1)	Fair Value	Impairment Losses(1)
Operating real estate, net	$56,718	$44,294	$80,931	$30,900	$11,793	$5,386
Investments in unconsolidated ventures	3,075	4,728	28,442	13,419	—	—
Assets held for sale	11,611	355	—	—	—	—
_______________________________________
(1)Excludes impairment losses for property damage sustained by facilities.
Operating Real Estate, Net
Operating real estate that is impaired is carried at fair value at the time of impairment. Impairment was driven by various factors that impacted undiscounted future net cash flows, including declines in operating performance, market growth assumptions and expected margins to be generated by the properties. Fair value of impaired operating real estate was estimated based upon various approaches including discounted cash flow analysis using terminal capitalization rates ranging from 6.25% to 8.50% and discount rates ranging from 7.75% to 10.50%, third party appraisals and offer prices.
Investments in Unconsolidated Ventures
In June 2023, the Company impaired its investment in the Espresso joint venture by $4.7 million, which reduced the carrying value of its investment to $3.1 million as of June 30, 2023. The Company’s assessment of fair value for its investment took into consideration the net proceeds that are estimated to be realized from the sales, under contract, of the remaining real estate owned by the joint venture as well as forecasted distributions of available cash, less and wind down and other expenses. Upon impairing its investment, the Company elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023.
In December 2022, the Company impaired its investment in the Diversified US/UK joint venture by $13.4 million, which reduced the carrying value of its investment to $28.4 million as of December 31, 2022. The Company’s assessment for the recoverability of its investment took into consideration the joint venture’s post-COVID-19 underperformance, rising interest rates and the joint venture’s ability to continue to service debt collateralized by substantially all of its domestically-located healthcare real estate. Fair value of the joint venture’s underlying operating real estate was estimated based upon various approaches including discounted cash flow analysis, using terminal capitalization rates ranging from 6.6% to 12.5% and discount rates ranging from 8.8% to 16.0%, and offer prices.
Assets Held For Sale
Assets held for sale are carried at the lower of amortized cost or fair value. Assets held for sale that were written down to fair value were generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, the fair value of assets held for sale is reduced for estimated selling costs. As of December 31, 2023, the Company classified one operating real estate property within the Rochester portfolio as held for sale. As of December 31, 2022 and December 31, 2021, the Company did not have any assets classified as held for sale.
11. Segment Reporting
The Company conducts its business through the following segments, which are based on how management reviews and manages its business.
•Direct Operating Investments - Properties operated pursuant to management agreements with healthcare managers.
•Direct Net Lease Investments - Properties operated under net leases with an operator.
•Unconsolidated Investments - Joint venture investments, in which the Company owns a minority, non-controlling interest.
Our chief operating decision maker (“CODM”) evaluates performance of each reportable business segment and determines how to allocate resources to those segments, in significant part, based on net operating income (“NOI”) and related measures for each segment. The Company defines NOI as property and other revenues, less property operating expenses. While the Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measurement, the Company believes that

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOI provides useful information to stockholders and provides management with a performance measure to compare the Company's operating results to the operating results of other healthcare real estate companies between periods on a consistent basis.
The following tables present the NOI of the Company’s direct investments segments and the Company's proportionate share of the NOI generated by the joint ventures of its unconsolidated investments segment (dollars in thousands):

	Direct Investments
Year Ended December 31, 2023	Net Lease	Operating	Unconsolidated Investments(2)	Non-Segment(3)	Adjustments(4)	Total(5)
Property and other revenues(1)	$1,709	$199,426	$361,005	$3,843	$(361,005)	$204,978
Property operating expenses	—	(140,612)	(316,357)	—	316,357	(140,612)
Net operating income	$1,709	$58,814	$44,648	$3,843	$(44,648)	$64,366

Interest expense						(50,028)
Transaction costs						(683)
General and administrative expenses						(13,817)
Depreciation and amortization						(38,511)
Impairment loss						(49,423)
Other income, net						194
Gain (loss) on investments and other						(64,001)
Equity in earnings (losses) of unconsolidated ventures						(8,272)
Income tax expense						(74)
Net income (loss)						$(160,249)
_______________________________________
(1)Includes rental income received from net lease properties as well as resident room and care charges, ancillary service fees and other related revenue earned from operating properties.
(2)Includes the Company's proportionate share of revenues and expenses of the Diversified US/UK and Eclipse Portfolios prior to the Sale of Minority Interests in June 2023.
(3)Primarily consists of interest income earned on corporate cash and equivalents.
(4)Represents adjustments to eliminate the NOI presented for the unconsolidated investments segment, in order to reconcile to the Company's net income (loss) prepared in accordance with GAAP. The Company records its proportionate share of the net income of its unconsolidated investments through equity in earnings (losses) of unconsolidated ventures as presented on its consolidated statements of operations.
(5)Non-NOI items are not allocated to individual segments for purposes of assessing segment performance.

	Direct Investments
Year Ended December 31, 2022	Net Lease	Operating	Unconsolidated Investments	Non-Segment(2)	Adjustments(3)	Total(4)
Property and other revenues(1)	$1,596	$182,519	$343,575	$1,021	$(343,575)	$185,136
Property operating expenses	(39)	(137,539)	(285,291)	—	285,291	(137,578)
Net operating income	$1,557	$44,980	$58,284	$1,021	$(58,284)	$47,558

Interest expense						(43,278)
Transaction costs						(1,569)
Asset management fees - related party						(8,058)
General and administrative expenses						(13,938)
Depreciation and amortization						(38,587)
Impairment loss						(45,299)
Other income, net						77
Realized gain (loss) on investments and other						1,029
Equity in earnings (losses) of unconsolidated ventures						47,625
Income tax expense						(61)
Net income (loss)						$(54,501)
_______________________________________
(1)Includes rental income received from net lease properties as well as resident room and care charges, ancillary service fees and other related revenue earned from operating properties.
(2)Primarily consists of interest income earned on corporate cash and equivalents.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3)Represents adjustments to eliminate the NOI presented for the unconsolidated investments segment, in order to reconcile to the Company's net income (loss) prepared in accordance with GAAP. The Company records its proportionate share of the net income of its unconsolidated investments through equity in earnings (losses) of unconsolidated ventures as presented on its consolidated statements of operations.
(4)Non-NOI items are not allocated to individual segments for purposes of assessing segment performance.

	Direct Investments
Year Ended December 31, 2021	Net Lease	Operating	Unconsolidated Investments	Non-Segment	Adjustments(2)	Total(3)
Property and other revenues(1)	$14,708	$228,569	$301,320	$—	$(301,320)	$243,277
Property operating expenses	(29)	(177,907)	(240,784)	—	240,784	(177,936)
Net operating income	$14,679	$50,662	$60,536	$—	$(60,536)	$65,341

Interest income on debt investments						4,667
Interest expense						(61,620)
Transaction costs						(54)
Asset management fees - related party						(11,105)
General and administrative expenses						(12,691)
Depreciation and amortization						(54,836)
Impairment loss						(5,386)
Other income, net						7,278
Realized gain (loss) on investments and other						79,477
Equity in earnings (losses) of unconsolidated ventures						15,843
Income tax expense						(99)
Net income (loss)						$26,815
_______________________________________
(1)Includes rental income received from net lease properties as well as resident room and care charges, ancillary service fees and other related revenue earned from operating properties.
(2)Represents adjustments to eliminate the NOI presented for the unconsolidated investments segment, in order to reconcile to the Company's net income (loss) prepared in accordance with GAAP. The Company records its proportionate share of the net income of its unconsolidated investments through equity in earnings (losses) of unconsolidated ventures as presented on its consolidated statements of operations.
(3)Non-NOI items are not allocated to individual segments for purposes of assessing segment performance.
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Non-Segment(1)	Total
December 31, 2023	$74,655	$787,925	$122,949	$73,890	$1,059,419
December 31, 2022	83,435	884,137	176,502	93,761	1,237,835
______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.
The following table presents capital expenditures made by the Company for each of its reportable segments (dollars in thousands):

	Direct Investments
Total Capital Expenditures for the Year Ended:	Net Lease	Operating	Unconsolidated Investments	Non-Segment	Total
December 31, 2023	$—	$38,422	$—	$—	$38,422
December 31, 2022	372	28,932	—	—	29,304
12. Commitments and Contingencies
As of December 31, 2023, the Company believes there are no material unrecorded contingencies that would affect its results of operations, cash flows or financial position.

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
As of December 31, 2023, the Company has an accrued reserve of $0.6 million, inclusive of legal fees, relating to a resolution of claims against a manager of one of the Company’s direct operating investments, for which the Company has indemnification obligations under the management agreement.
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
13.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to December 31, 2023 through the issuance of the consolidated financial statements.
Dispositions
In February 2024, the Company executed the sale of a property within the Rochester portfolio for $12.0 million. The sale generated net proceeds of approximately $0.7 million, after the repayment of outstanding mortgage principal balance of $10.9 million and transaction costs. As of December 31, 2023, the property was classified as held for sale, as presented on the Company’s consolidated balance sheet.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(Dollars in Thousands)

		Initial Cost			Gross Amount Carried at Close of Period(2)
Location City, State	Encumbrances	Land	Building & Improvements	Capitalized Subsequent to Acquisition(1)	Land	Building & Improvements	Total	Accumulated Depreciation	Net Book Value	Date Acquired	Life on Which Depreciation is Computed
Direct Operating Investments
Milford, OH	$18,173	$1,160	$14,440	$4,646	$1,160	$19,086	$20,246	$5,704	$14,542	Dec-13	40 years
Milford, OH	—	700	—	5,658	696	5,662	6,358	933	5,425	Jul-17	40 years
Frisco, TX(3)	26,000	3,100	35,874	5,199	3,100	41,073	44,173	11,179	32,994	Feb-14	40 years
Apple Valley, CA	19,668	1,168	24,625	(4,636)	1,168	19,989	21,157	5,889	15,268	Mar-16	40 years
Auburn, CA	22,220	1,694	18,438	3,429	1,694	21,867	23,561	5,679	17,882	Mar-16	40 years
Austin, TX	24,465	4,020	19,417	3,155	4,020	22,572	26,592	6,569	20,023	Mar-16	40 years
Bakersfield, CA	15,526	1,831	21,006	3,260	1,831	24,266	26,097	6,285	19,812	Mar-16	40 years
Bangor, ME	19801	2,463	23,205	3,395	2,463	26,600	29,063	6,262	22,801	Mar-16	40 years
Bellingham, WA	21,986	2,242	18,807	3,841	2,242	22,648	24,890	5,561	19,329	Mar-16	40 years
Clovis, CA	17,303	1,821	21,721	3,140	1,821	24,861	26,682	5,992	20,690	Mar-16	40 years
Columbia, MO	20,935	1,621	23,521	(4,656)	1,621	18,865	20,486	6,057	14,429	Mar-16	40 years
Corpus Christi, TX	17,155	2,263	20,142	(2,362)	2,263	17,780	20,043	5,463	14,580	Mar-16	40 years
East Amherst, NY	17,087	2,873	18,279	3,320	2,873	21,599	24,472	5,130	19,342	Mar-16	40 years
El Cajon, CA	19,356	2,357	14,733	1,902	2,357	16,635	18,992	4,488	14,504	Mar-16	40 years
El Paso, TX	11,261	1,610	14,103	2,685	1,610	16,788	18,398	4,454	13,944	Mar-16	40 years
Fairport, NY	15,237	1,452	19,427	3,256	1,452	22,683	24,135	5,202	18,933	Mar-16	40 years
Fenton, MO	22,643	2,410	22,216	3,017	2,410	25,233	27,643	6,225	21,418	Mar-16	40 years
Grand Junction, CO	17,971	2,525	26,446	3,718	2,525	30,164	32,689	6,980	25,709	Mar-16	40 years
Grand Junction, CO	9,208	1,147	12,523	2,604	1,147	15,127	16,274	3,746	12,528	Mar-16	40 years
Grapevine, TX	20,598	1,852	18,143	(7,817)	1,852	10,326	12,178	4,436	7,742	Mar-16	40 years
Groton, CT	16,228	3,673	21,879	(5,623)	3,673	16,256	19,929	5,851	14,078	Mar-16	40 years
Guilford, CT	22,409	6,725	27,488	(19,288)	6,725	8,200	14,925	5,318	9,607	Mar-16	40 years
Joliet, IL	13,752	1,473	23,427	(3,626)	1,473	19,801	21,274	5,374	15,900	Mar-16	40 years
Kennewick, WA	7,079	1,168	18,933	3,233	1,168	22,166	23,334	5,394	17,940	Mar-16	40 years
Las Cruces, NM	10,316	1,568	15,091	4,341	1,568	19,432	21,000	4,930	16,070	Mar-16	40 years
Lee’s Summit, MO	25,073	1,263	20,500	3,346	1,263	23,846	25,109	5,975	19,134	Mar-16	40 years
Lodi, CA	18,547	2,863	21,152	2,290	2,863	23,442	26,305	6,083	20,222	Mar-16	40 years
Normandy Park, WA	14,967	2,031	16,407	(1,600)	2,031	14,807	16,838	4,591	12,247	Mar-16	40 years
Palatine, IL	18,546	1,221	26,993	(9,917)	1,221	17,076	18,297	6,852	11,445	Mar-16	40 years
Plano, TX	14,839	2,200	14,860	(4,555)	2,200	10,305	12,505	4,427	8,078	Mar-16	40 years
Renton, WA	17,564	2,642	20,469	3,597	2,642	24,066	26,708	6,036	20,672	Mar-16	40 years
Sandy, UT	14,569	2,810	19,132	(4,189)	2,810	14,943	17,753	4,727	13,026	Mar-16	40 years
Santa Rosa, CA	25,771	5,409	26,183	3,166	5,409	29,349	34,758	7,469	27,289	Mar-16	40 years
Sun City West, AZ	23,679	2,684	29,056	(3,462)	2,684	25,594	28,278	7,635	20,643	Mar-16	40 years
Tacoma, WA	27,712	7,974	32,435	4,922	7,974	37,357	45,331	9,987	35,344	Mar-16	40 years
Frisco, TX(3)	—	1,130	—	12,652	1,130	12,652	13,782	2,790	10,992	Oct-16	40 years
Albany, OR	8,190	958	6,625	(3,406)	758	3,419	4,177	1,647	2,530	Feb-17	40 years
Port Townsend, WA	15,660	1,613	21,460	1,543	996	23,620	24,616	5,607	19,009	Feb-17	40 years
Roseburg, OR	11,587	699	11,589	1,040	459	12,869	13,328	3,094	10,234	Feb-17	40 years
Sandy, OR	13,216	1,611	16,697	1,409	1,233	18,484	19,717	4,132	15,585	Feb-17	40 years
Santa Barbara, CA	—	2,408	15,674	637	2,408	16,311	18,719	3,286	15,433	Feb-17	40 years
Wenatchee, WA	18,038	2,540	28,971	1,284	1,534	31,261	32,795	6,592	26,203	Feb-17	40 years
Greece, NY	—	534	18,158	(10,999)	534	7,159	7,693	1,878	5,815	Aug-17	49 years
Rochester, NY	17,470	2,426	31,861	4,267	2,426	36,128	38,554	8,046	30,508	Aug-17	39 years
Undeveloped Land
Rochester, NY	—	544	—	(94)	450	—	450	—	450	Aug-17	(4)
Penfield, NY	—	534	—	—	534	—	534	—	534	Aug-17	(4)
Direct Net Lease Investments
Bohemia, NY	21,659	4,258	27,805	(9,539)	4,258	18,266	22,524	7,302	15,222	Sep-14	40 years
Hauppauge, NY	13,141	2,086	18,495	(149)	2,086	18,346	20,432	5,675	14,757	Sep-14	40 years
Islandia, NY	32,290	8,437	37,198	(12,238)	8,437	24,960	33,397	9,801	23,596	Sep-14	40 years
Westbury, NY	14,307	2,506	19,163	293	2,506	19,456	21,962	5,150	16,812	Sep-14	40 years
Subtotal	$793,202	$118,297	$974,767	$(3,911)	$115,758	$973,395	$1,089,153	$267,883	$821,270

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(Dollars in Thousands)

		Initial Cost			Gross Amount Carried at Close of Period(2)
Location City, State	Encumbrances	Land	Building & Improvements	Capitalized Subsequent to Acquisition(1)	Land	Building & Improvements	Total	Accumulated Depreciation	Net Book Value	Date Acquired	Life on Which Depreciation is Computed
Held for Sale
Victor, NY	10,874	557	13,570	(2,516)	—	11,611	11,611	—	11,611	Nov-17	(4)
Properties in Receivership	99,786	—	—	—	—	—	—	—	—	Aug-17	(5)
Total	$903,862	$118,854	$988,337	$(6,427)	$115,758	$985,006	$1,100,764	$267,883	$832,881
______________________________________
(1)    Negative amount represents impairment of operating real estate.
(2)    The aggregate cost for federal income tax purposes, is approximately $1.4 billion.
(3)    Both properties located in Frisco, Texas serve as collateral for a $26.0 million mortgage note payable.
(4)    Depreciation is not recorded on land or assets held for sale.
(5)    The Rochester-Sub Portfolio was placed into a receivership in October 2023. Refer to Note 3, “Operating Real Estate” and Note 5, “Borrowings” for additional information.
The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$1,196,553	$1,197,900	$1,774,971
Dispositions	(88,100)	—	(603,082)
Improvements	39,246	30,531	31,397
Impairment	(44,695)	(31,878)	(5,386)
Subtotal	1,103,004	1,196,553	1,197,900
Classified as held for sale(1)	(13,851)	—	—
Balance at end of year(2)	$1,089,153	$1,196,553	$1,197,900
_____________________________
(1)Amounts classified as held for sale during the year and remained as held for sale at the end of the year.
(2)The aggregate cost of the properties is approximately $344.3 million higher for federal income tax purposes as of December 31, 2023.
The following table presents changes in accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$263,551	$225,301	$291,041
Depreciation expense	38,174	38,250	53,476
Property dispositions	(31,602)	—	(119,216)
Subtotal	270,123	263,551	225,301
Classified as held for sale	(2,240)	—	—
Balance at end of year	$267,883	$263,551	$225,301

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2023
(Dollars in Thousands)
The Company’s mezzanine loan debt investment was repaid in full in August 2021. The following table presents changes in the Company’s real estate debt investments for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of year	$—	$—	$55,864
Additions:
Capitalized payment-in-kind interest	—	—	194
Loan modification fees	—	—	(687)
Deductions:
Reclassification(1)	—	—	18,307
Repayment of principal	—	—	(74,376)
Amortization of acquisition costs, fees, premiums and discounts	—	—	698
Balance at end of year	$—	$—	$—
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

__________________________
*    The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to our 2024 Annual Meeting of Stockholders, which is to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act, no later than 120 days after the end of our fiscal year ended December 31, 2023.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2023
Schedule IV - Mortgage Loans on Real Estate as of December 31, 2023
(a)3. Exhibits
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
10.1
Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.2
First Amendment to Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

10.3
Second Amendment to Amended and Restated Limited Partnership Agreement of NorthStar Healthcare Income Operating Partnership, LP (filed as Exhibit 10.4 to Post-Effective Amendment No. 9 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.4
NorthStar Healthcare Income, Inc. Amended and Restated Long Term Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on February 4, 2013 and incorporated herein by reference)

10.5
NorthStar Healthcare Income, Inc. Fifth Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

10.6
Form of Restricted Stock Award Certificate (filed as Exhibit 10.6 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.7	Form of Restricted Stock Unit Award Certificate (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference)
10.8
Form of Indemnification Agreement (filed as Exhibit 10.8 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.9*	First Amended and Restated Limited Liability Company Agreement of Trilogy REIT Holdings, LLC, dated as of September 11, 2015, by and between GACH3 Trilogy JV, LLC and Trilogy Holdings NT-HCI, LLC
10.10^^
Termination Agreement, dated October 21, 2022, by and among NorthStar Healthcare Income, Inc., NorthStar Healthcare Operating Partnership, LP, CNI NSHC Advisors, LLC and NRF Holdco, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on October 21, 2022 and incorporated herein by reference)

10.11
Offer Letter, dated October 21, 2022, from NorthStar Healthcare Income, Inc. to Kendall Young (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K on October 21, 2022 and incorporated herein by reference)

10.12
Restrictive Covenant Agreement, dated October 21, 2022, between NorthStar Healthcare Income, Inc. and Kendall Young (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K on October 21, 2022 and incorporated herein by reference)

10.13
Offer Letter, dated October 21, 2022, from NorthStar Healthcare Income, Inc. to Nicholas Balzo (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K on October 21, 2022 and incorporated herein by reference)

10.14
Restrictive Covenant Agreement, dated October 21, 2022, between NorthStar Healthcare Income, Inc. and Nicholas Balzo (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K on October 21, 2022 and incorporated herein by reference)

10.15
Retention Award Letter, dated July 29, 2022, from NRF Holdco, LLC and NorthStar Healthcare Income, Inc. to Nicholas Balzo (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K on October 21, 2022 and incorporated herein by reference)

10.16	Form of Long-Term Incentive Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference)
10.17
Offer Letter, dated September 30, 2023, from NorthStar Healthcare Income, Inc. to Ann Harrington (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2023 and incorporated herein by reference)

10.18
Restrictive Covenant Agreement, dated October 1, 2023, between NorthStar Healthcare Income, Inc. and Ann B. Harrington (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2023 and incorporated herein by reference)

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

97*	Policy on Recovery of Erroneously Awarded Incentive-Based Compensation
99.1*	Trilogy REIT Holdings, LLC Consolidated Financial Statements as of December 31, 2023 (Unaudited) and 2022
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

NorthStar Healthcare Income, Inc.
Date:	March 22, 2024	By:	/s/ KENDALL K. YOUNG
			Name:	Kendall K. Young
			Title:	Chief Executive Officer, President and Director

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

Signature	Title	Date

/s/ KENDALL K. YOUNG	Chief Executive Officer, President and Director	March 22, 2024
Kendall K. Young	(Principal Executive Officer)

Chief Financial Officer and Treasurer
/s/ NICHOLAS R. BALZO	(Principal Financial Officer and	March 22, 2024
Nicholas R. Balzo	Principal Accounting Officer)

/s/ T. ANDREW SMITH	Non-Executive Chairman	March 22, 2024
T. Andrew Smith

/s/ GREGORY A. SAMAY	Director	March 22, 2024
Gregory A. Samay

/s/ JONATHAN A. CARNELLA	Director	March 22, 2024
Jonathan A. Carnella