Form 10-Q
period 2024-03-31
NorthStar Healthcare Income, Inc.
filed 2024-05-09
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-55190
NORTHSTAR HEALTHCARE INCOME, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-3663988
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
575 Lexington Avenue, 14th Floor, New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)
(929) 777-3135
(Registrant’s Telephone Number, Including Area Code)

16 East 34th Street, 18th Floor,
New York, NY 10016
(Former name or former address, if changed since last report.)
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 185,712,103 shares outstanding as of May 7, 2024.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to our ability to make distributions to our stockholders; our ability to retain our senior executives and other sufficient personnel to manage our business; our ability to realize substantial efficiencies as well as anticipated strategic and financial benefits of the internalization of our management function; the operating performance of our investments; our financing needs; the effects of our current strategies and investment activities; and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements.
All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I—Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$80,989	$85,037
Restricted cash	6,191	7,906
Operating real estate, net	815,400	821,270
Investments in unconsolidated ventures ($142 held at fair value as of March 31, 2024 and December 31, 2023)	123,963	122,949
Assets held for sale	495	11,611
Receivables, net	1,857	1,558
Intangible assets, net	1,832	1,916
Other assets	6,404	7,172
Total assets(1)	$1,037,131	$1,059,419

Liabilities
Mortgage notes payable, net	$883,839	$898,154
Due to related party	—	121
Escrow deposits payable	874	507
Accounts payable and accrued expenses	27,271	27,502
Other liabilities	1,483	1,455
Total liabilities(1)	913,467	927,739
Commitments and contingencies (Note 12)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 185,712,103 shares issued and outstanding as of March 31, 2024 and December 31, 2023	1,857	1,857
Additional paid-in capital	1,716,813	1,716,757
Retained earnings (accumulated deficit)	(1,593,657)	(1,585,725)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	125,013	132,889
Non-controlling interests	(1,349)	(1,209)
Total equity	123,664	131,680
Total liabilities and equity	$1,037,131	$1,059,419
_______________________________________
(1)Includes $107.6 million and $174.9 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership as of March 31, 2024. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Property and other revenues
Resident fee income	$12,296	$11,850
Rental income	35,559	36,999
Other revenue	897	719
Total property and other revenues	48,752	49,568
Expenses
Property operating expenses	33,381	35,077
Interest expense	12,862	11,359
Transaction costs	16	97
General and administrative expenses	3,327	3,910
Depreciation and amortization	8,901	9,649
Impairment loss	456	—
Total expenses	58,943	60,092
Other income (loss)
Other income, net	1,000	132
Gain (loss) on investments and other	150	332
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(9,041)	(10,060)
Equity in earnings (losses) of unconsolidated ventures	1,014	(3,922)
Income tax expense	(20)	(15)
Net income (loss)	(8,047)	(13,997)
Net (income) loss attributable to non-controlling interests	115	71
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(7,932)	$(13,926)
Net income (loss) per share of common stock, basic/diluted(1)	$(0.04)	$(0.07)
Weighted average number of shares of common stock outstanding, basic/diluted(1)	185,712,103	195,421,656
Distributions declared per share of common stock	$—	$—
_______________________________________
(1)     The Company had issued 203,742 and 116,712 restricted stock units as of March 31, 2024 and 2023, respectively. The restricted stock units have been excluded from the diluted earnings per share calculation as their impact is anti-dilutive due to the net loss generated during the three months ended March 31, 2024 and 2023.

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(8,047)	$(13,997)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	—	1,248
Total other comprehensive income (loss)	—	1,248
Comprehensive income (loss)	(8,047)	(12,749)
Comprehensive (income) loss attributable to non-controlling interests	115	71
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(7,932)	$(12,678)

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	195,422	$1,954	$1,729,589	$(1,428,840)	$(3,679)	$299,024	$2,048	$301,072
Non-controlling interests - contributions	—	—	—	—	—	—	45	45
Non-controlling interests - distributions	—	—	—	—	—	—	(22)	(22)
Other comprehensive income (loss)	—	—	—	—	1,248	1,248	—	1,248
Net income (loss)	—	—	—	(13,926)	—	(13,926)	(71)	(13,997)
Balance as of March 31, 2023 (Unaudited)	195,422	$1,954	$1,729,589	$(1,442,766)	$(2,431)	$286,346	$2,000	$288,346

Balance as of December 31, 2023	185,712	$1,857	$1,716,757	$(1,585,725)	$—	$132,889	$(1,209)	$131,680
Amortization of equity-based compensation	—	—	56	—	—	56	—	56
Non-controlling interests - contributions	—	—	—	—	—	—	13	13
Non-controlling interests - distributions	—	—	—	—	—	—	(38)	(38)
Net income (loss)	—	—	—	(7,932)	—	(7,932)	(115)	(8,047)
Balance as of March 31, 2024 (Unaudited)	185,712	$1,857	$1,716,813	$(1,593,657)	$—	$125,013	$(1,349)	$123,664

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(8,047)	$(13,997)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(1,014)	3,922
Depreciation and amortization	8,901	9,649
Impairment loss	456	—
Amortization of below market debt	844	824
Amortization of deferred financing costs	140	155
Amortization of equity-based compensation	56	57
(Gain) loss on investments and other	178	(332)
Change in allowance for uncollectible accounts	139	167
Changes in assets and liabilities:
Receivables	(438)	587
Other assets	628	(374)
Due to related party	(121)	(208)
Escrow deposits payable	367	330
Accounts payable and accrued expenses	(1,203)	(4,445)
Other liabilities	41	129
Net cash provided by (used in) operating activities	927	(3,536)
Cash flows from investing activities:
Capital expenditures for operating real estate	(2,926)	(3,810)
Sales of real estate	11,573	135
Distributions from unconsolidated ventures	—	2,334
Sales of other assets	—	523
Net cash provided by (used in) investing activities	8,647	(818)
Cash flows from financing activities:
Repayments of mortgage notes	(15,299)	(4,819)
Payments on financing and other obligations	(13)	(32)
Contributions from non-controlling interests	13	45
Distributions to non-controlling interests	(38)	(22)
Net cash provided by (used in) financing activities	(15,337)	(4,828)
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,763)	(9,182)
Cash, cash equivalents and restricted cash-beginning of period	92,943	115,660
Cash, cash equivalents and restricted cash-end of period	$87,180	$106,478

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,673	$10,434
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$972	$1,071
Reclassification of assets held for sale	534	—

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Organization
NorthStar Healthcare Income, Inc., together with its consolidated subsidiaries (the “Company”), owns a diversified portfolio of seniors housing properties, including independent living facilities (“ILF”), assisted living facilities (“ALF”) and memory care facilities (“MCF”) located throughout the United States. In addition, the Company has an investment through a non-controlling interest in a joint venture that invests in integrated senior health campuses, which provide services associated with ILFs, ALFs, MCFs and skilled nursing facilities (“SNF”), across the Midwest region of the United States.
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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), which became indirect subsidiaries of the Company on June 9, 2023. NorthStar Healthcare Income Advisor, LLC invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which were collectively recorded as non-controlling interests on the accompanying consolidated balance sheets prior to June 9, 2023. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of March 31, 2024, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, was 100%.
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
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission on March 22, 2024.

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
As of March 31, 2024, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant VIEs of the Company are certain entities that are consolidated by the Operating Partnership. These entities are VIEs because of non-controlling interests owned by third parties, which do not have substantive kick-out or participating rights. Included in operating real estate, net and mortgage notes payable, net on the Company’s consolidated balance sheet as of March 31, 2024 is $100.3 million and $160.8 million, respectively, related to such consolidated VIEs.
Unconsolidated VIEs
As of March 31, 2024, the Company identified unconsolidated VIEs related to its investments in unconsolidated ventures with a carrying value of $124.0 million. The Company’s maximum exposure to loss as of March 31, 2024 would not exceed the carrying value of its investment in the VIEs. The Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of March 31, 2024. The Company did not provide financial support to its unconsolidated VIEs during the three months ended March 31, 2024. As of March 31, 2024, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
On June 30, 2023, the Company elected the fair value option method to account for its investment in the Espresso joint venture, which is included in investments in unconsolidated ventures on the consolidated balance sheets. The Company’s assessment for the recoverability of its investment took into consideration the joint venture’s remaining assets and estimated future cash distributions, less transaction and wind down costs. The Company will record any changes to its investment’s fair value in gain (loss) on investments and other in the consolidated statements of operations. From the date of the election of fair value through March 31, 2024, the Company did not record any changes to the fair value of its investment in the Espresso joint venture. Refer to Note 4 “Investment in Unconsolidated Ventures” and Note 10 “Fair Value” for further discussion.
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and comprehensive income (loss) attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in the relevant governing documents.
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions. Any estimates of the effects of inflation, rising interest rates, risk of recession and other economic conditions as reflected and/or discussed in these financial statements are based upon the Company's best estimates using information known to the Company as of the date of this Quarterly Report on Form 10-Q. Such estimates may change and the impact of which could be material.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	March 31, 2024 (Unaudited)	December 31, 2023
Cash and cash equivalents	$80,989	$85,037
Restricted cash	6,191	7,906
Total cash, cash equivalents and restricted cash	$87,180	$92,943
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment which are included in operating real estate, net on the Company’s consolidated balance sheets. As of March 31, 2024, furniture, fixtures and equipment under finance leases totaled $0.2 million. The leased equipment is amortized on a straight-line basis. Payments for finance leases totaled $9,399 and $29,070 for the three months ended March 31, 2024 and 2023, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

April 1 through December 31, 2024	$28
Years Ending December 31:
2025	$38
2026	33
2027	18
2028	10
Total minimum lease payments	$127
Less: Amount representing interest	(20)
Present value of minimum lease payments	$107
The weighted average interest rate related to the finance lease obligations is 6.6% with a weighted average lease term of 3.6 years.
As of March 31, 2024, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
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
In March 2024, the Company entered into an agreement to sell a land parcel within the Rochester portfolio for $0.5 million, and as of March 31, 2024, has classified the property as held for sale on its consolidated balance sheets. At the time of the reclassification to held for sale, the Company recorded an impairment loss of $39,000. As of December 31, 2023, the Company had one property within the Rochester portfolio classified as held for sale, which was sold in February 2024.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Intangible assets, net, as presented on the consolidated balance sheets relate to the Company’s in-place lease values for the Company’s four net lease properties. The following table presents intangible assets, net (dollars in thousands):

	March 31, 2024 (Unaudited)	December 31, 2023
In-place lease value	$120,149	$120,149
Less: Accumulated amortization	(118,317)	(118,233)
Intangible assets, net	$1,832	$1,916
The Company recorded $0.1 million of amortization expense for in-place leases for the three months ended March 31, 2024 and 2023.
The following table presents future amortization of in-place lease value (dollars in thousands):

April 1 through December 31, 2024	$253
Years Ending December 31:
2025	337
2026	337
2027	337
2028	337
Thereafter	231
Total	$1,832
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
The Company has interest rate caps that have not been designated for hedge accounting. The fair value of the Company's interest rate caps totaled $0.2 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively, and are included in other assets on the consolidated balance sheets. Changes in fair value of derivatives have been recorded in gain (loss) on investments and other in the consolidated statements of operations. The Company recognized losses totaling $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.
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
Beginning in February 2021, the operator of the Company’s four net lease properties failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the foreseeable future. On March 27, 2023, the Company entered into a lease forbearance and modification agreement (the “Forbearance Agreement”) with the existing operator, pursuant to which, among other things, the Company will be entitled to receive all cash flow in excess of permitted expenses, and be required to fund any operating deficits, through 2025, subject to the terms and conditions thereof. For the three months ended March 31, 2024 and 2023, the Company did not receive any excess cash flow or fund any operating deficits and, as such, did not record any rental income related to its net lease properties.
For the three months ended March 31, 2024 and 2023, total property and other revenue includes variable lease revenue of $3.5 million and $3.4 million, respectively. Variable lease revenue includes ancillary services provided to residents, as well as non-recurring services and fees at the Company’s operating facilities.
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
During the three months ended March 31, 2024, the Company recorded impairment losses on its operating real estate totaling $0.5 million to reflect the market value of a land parcel within the Rochester portfolio designated as held for sale and for property damage sustained by facilities within the Winterfell and Aqua portfolios.
During the three months ended March 31, 2023, the Company did not record any impairment losses on its operating real estate.
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
During the three months ended March 31, 2024 and 2023, the Company did not impair any of its investments in unconsolidated ventures, nor did the underlying joint ventures record any impairments or reserves on properties in their respective portfolios.

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
As of March 31, 2024, the Company has not recorded an allowance for credit losses on its receivables.
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
The Company recorded an income tax expense of $20,000 and $15,000 for the three months ended March 31, 2024 and 2023, respectively.
Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax expense in the consolidated statements of operations. The Company has a deferred tax asset and continues to have a full valuation allowance recognized, as there are no changes in the facts and circumstances to indicate that the Company should release the valuation allowance.
The components of the Company’s deferred tax assets as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024 (Unaudited)	December 31, 2023
Fixed assets and other	$634	$656
Net operating losses	16,079	15,827
Total deferred tax assets	$16,713	$16,483
Valuation allowance	(16,713)	(16,483)
Net deferred income tax assets	$—	$—
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
Foreign Currency
The Company is no longer exposed to foreign currency as a result of the Sale of Minority Interests (as defined in Note 4, “Investments in Unconsolidated Ventures”). Prior to the Sale of Minority Interests on June 9, 2023, the Company had exposure to foreign currency through an investment in an unconsolidated venture, the effects of which were recorded as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations. Upon the Sale of Minority Interests, the accumulated foreign currency losses were reclassified to gain (loss) on investments and other on the consolidated statements of operations.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Recent Accounting Pronouncements
Accounting Standards Adopted in 2024
None.
Future Application of Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all periods presented upon adoption. Early adoption is permitted. The Company plans to adopt ASU No. 2023-07 on its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and does not anticipate the application of the accounting standards will have a material impact on the Company’s financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt ASU No. 2023-09 on its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and does not anticipate the application of the accounting standards will have a material impact on the Company’s financial statements.
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	March 31, 2024 (Unaudited)	December 31, 2023
Land	$115,225	$115,758
Land improvements	12,819	12,705
Buildings and improvements	865,304	861,452
Tenant improvements	372	372
Construction in progress	3,635	5,493
Furniture, fixtures and equipment	94,746	93,373
Subtotal	$1,092,101	$1,089,153
Less: Accumulated depreciation	(276,701)	(267,883)
Operating real estate, net	$815,400	$821,270
For the three months ended March 31, 2024 and 2023, depreciation expense was $8.8 million and $9.6 million, respectively.
Within the table above, operating real estate has been reduced by accumulated impairment losses of $163.3 million and $162.9 million as of March 31, 2024 and December 31, 2023, respectively. Impairment losses, as presented on the consolidated statements of operations, for the Company’s operating real estate and properties held for sale totaled $0.5 million for the three months ended March 31, 2024. There were no impairment losses recorded for the three months ended March 31, 2023. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the operators and managers of the Company’s operating real estate (dollars in thousands):

	As of March 31, 2024		Three Months Ended March 31, 2024
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Solstice Senior Living(3)	32	3,969	$33,695	69.1%
Watermark Retirement Communities(4)	6	723	7,346	15.1%
Avamere Health Services	5	453	5,690	11.7%
Integral Senior Living	1	40	1,141	2.3%
Arcadia Management(5)	4	564	—	—%
Other(6)	—	—	880	1.8%
Total	48	5,749	$48,752	100.0%
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
(3)Solstice is a joint venture of which affiliates of Integral Senior Living own 80%.
(4)Property count and units exclude the properties within the Rochester Sub-Portfolio, which were placed into a receivership in October 2023.
(5)During the three months ended March 31, 2024, the Company did not record any rental income from its net lease operator.
(6)Consists primarily of interest income earned on corporate-level cash and cash equivalents.
Rochester Sub-Portfolio
As a result of the mortgage loan payment defaults in July 2023, on October 30, 2023, the Rochester Sub-Portfolio (as defined in Note 5, “Borrowings”) was placed into a receivership. The receiver now has effective control of the properties until ownership of the properties transfers to the lender or its designee.
As a result of the loss of control, the Company discontinued recognizing revenues and expenses related to the Rochester Sub-Portfolio as of October 30, 2023 and derecognized the properties and related assets from the Company’s financial statements, which resulted in a $59.0 million loss recognized in accordance with ASC 610-20, “Gains and Losses from the Derecognition of Nonfinancial Assets.”
Arbors Portfolio
Beginning in February 2021, Arcadia Management, the operator of the Company’s four net lease properties in the Arbors portfolio, failed to remit contractual monthly rent obligations. The Company deemed it not probable that these obligations will be satisfied in the foreseeable future and began recognizing rental income as received on a cash basis. During the three months ended March 31, 2024, the Company did not record any rental income related to its net lease properties.
4. Investments in Unconsolidated Ventures
The Company’s investments in unconsolidated ventures are accounted for under the equity method or fair value option. The following table presents the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value
Portfolio	Acquisition Date	Ownership	March 31, 2024 (Unaudited)	December 31, 2023
Trilogy	Dec-2015	23.8%	$123,391	$122,339
Solstice	Jul-2017	20.0%	430	468
Espresso	Jul-2015	36.7%	142	142
Investments in Unconsolidated Ventures			$123,963	$122,949
Trilogy
Trilogy Investors, LLC (“Trilogy”) indirectly owns 126 integrated senior health campuses located in the Midwest, which are all operating properties managed pursuant to a management agreement with Trilogy Management Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. Affiliates of American Healthcare REIT, Inc.(“AHR”) own approximately 75.4% of Trilogy, with management of Trilogy owning the remaining 0.8%.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In November 2023, the Company entered into an agreement giving AHR the right to purchase the Company’s ownership interests in Trilogy at any time prior to September 30, 2025, assuming AHR exercises all of its extension options and subject to satisfaction of certain closing conditions, ranging from $240.5 million to up to $260 million depending upon the purchase price consideration, timing of the closing and certain additional fees that AHR may pay us in the interim.
Solstice
Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio, is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.
Espresso
During the year ended December 31, 2023, the Espresso joint venture completed the sale of its remaining sub-portfolios. The Company’s elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023. As of March 31, 2024, the remaining carrying value represents the Company’s proportionate share of available cash, less wind down costs and other expenses.
The following table presents the results of the Company’s investment in unconsolidated ventures (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Trilogy	$1,052	$—	$(309)	$2,334
Solstice	(38)	—	(29)	—
Espresso(1)	—	—	109	—
Investments sold	—	—	(3,693)	—
Total	$1,014	$—	$(3,922)	$2,334
_______________________________________
(1) The Company elected to the fair value option method to account for the joint venture on June 30, 2023, which resulted in no equity in earnings (losses) recorded subsequent to the accounting policy election.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. Borrowings
The following table presents the Company’s mortgage notes payable (dollars in thousands):

				March 31, 2024 (Unaudited)		December 31, 2023
	Recourse vs. Non-Recourse(1)	Initial Maturity	Contractual Interest Rate(2)	Principal Amount(3)	Carrying Value(3)	Principal Amount(3)	Carrying Value(3)

Aqua Portfolio
Frisco, TX	Non-recourse	Feb 2026	SOFR + 2.91%	$26,000	$25,728	$26,000	$25,694
Milford, OH	Non-recourse	Sep 2026	SOFR + 2.79%	18,133	17,992	18,173	18,015
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	17,282	17,263	17,470	17,448
Rochester, NY(4)	Non-recourse	Jul 2023	SOFR + 2.45%	99,786	99,786	99,786	99,786
Rochester, NY(5)	Non-recourse	Repaid	SOFR + 2.93%	—	—	10,874	10,853
Arbors Portfolio(6)
Various locations	Non-recourse	Feb 2025	3.99%	80,874	80,732	81,397	81,209
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun 2025	4.17%	580,135	576,202	583,471	578,694
Avamere Portfolio(8)
Various locations	Non-recourse	Feb 2027	4.66%	66,353	66,136	66,691	66,455
Mortgage notes payable, net				$888,563	$883,839	$903,862	$898,154
_______________________________________
(1)Subject to non-recourse carve-outs.
(2)Floating-rate borrowings total $143.9 million of principal outstanding and reference one-month of the Secured Overnight Financing Rate (“SOFR”).
(3)The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings, other than the Winterfell portfolio which is attributable to below market debt intangibles.
(4)Composed of seven individual mortgage notes payable secured by the Rochester Sub-Portfolio (as defined below), cross-collateralized and subject to cross-default.
(5)Upon the sale of the underlying collateral property, the mortgage note was repaid in full in February 2024.
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
The following table presents future scheduled principal payments on mortgage notes payable based on initial maturity as of March 31, 2024 (dollars in thousands):

April 1 through December 31, 2024(1)	$113,275
Years Ending December 31:
2025	667,741
2026	45,151
2027	62,396
Total	$888,563
_______________________________________
(1)Includes the outstanding principal of the Rochester Sub-Portfolio Loan (as defined below), which is in default.
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
Once legal ownership of the Rochester Sub-Portfolio transfers and the obligations under the Rochester Sub-Portfolio Loan are extinguished, the Company expects to recognize a gain related to the debt extinguishment in accordance with ASC 470, “Debt.” However, until the extinguishment occurs, default interest expense and any other expenses related to the Rochester Sub-Portfolio Loan will continue to accrue. As of March 31, 2024, $99.8 million of outstanding mortgage debt and $11.0 million of accrued interest expense were included on the Company's consolidated balance sheets related to the Rochester Sub-Portfolio Loan.
Arbors Portfolio
Beginning in February 2021, the operator of the four net lease properties in the Arbors portfolio was unable to satisfy its obligations under its leases and began remitting rent based on its available cash after satisfying property-level expenses, which resulted in a default under the four cross-defaulted and cross-collateralized mortgage notes secured by the Arbor portfolio (the “Arbors Loan”). On March 27, 2023, with consent of the lender, the Company entered into a forbearance agreement relating to the lease defaults. During the three months ended March 31, 2024, cash flow, net of expenses, paid by the operator of the Arbors portfolio to the Company in accordance with the forbearance agreement was not sufficient to cover related debt service on the Arbors Loan and the Company used $1.5 million of cash reserves to pay contractual debt service on the Arbors Loan. As of March 31, 2024, the Company is current with all payment obligations under the Arbors Loan. The Arbors Loan matures in February 2025 and is non-recourse to the Company, subject to limited customary exceptions. The Company will continue to monitor the operator of the Arbors portfolio’s performance and cash flows closely, as well as evaluate options for this portfolio.
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
Investments in Unconsolidated Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the three months ended March 31, 2024, the Company recognized property management fee expense of $1.7 million payable to Solstice related to the Winterfell portfolio.
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
Pursuant to the Plan, as of March 31, 2024, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 203,742 restricted stock units totaling $1.3 million and $0.7 million, respectively, based on the share price on the date of each grant.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company recognized equity-based compensation expense of $56,250 and $56,875 for the three months ended March 31, 2024 and 2023, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted stock units totaled $183,750 and $240,000 as of March 31, 2024 and December 31, 2023, respectively. Unvested restricted stock units totaled 60,628 and 77,741 as of March 31, 2024 and December 31, 2023, respectively.
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
9. Non-controlling Interests
Operating Partnership
Non-controlling interests included the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests was based on the limited partners’ ownership percentage of the Operating Partnership. As a result of the Sale of Minority Interests on June 9, 2023, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, is 100% as of March 31, 2024. Income (loss) allocated to the Operating Partnership non-controlling interests for the period prior to June 9, 2023 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $114,761 and $71,242 for the three months ended March 31, 2024 and 2023, respectively.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2024 (Unaudited)			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Derivative assets - interest rate caps	$—	$223	$—	$—	$433	$—
Investment in Espresso joint venture	—	—	142	—	—	142
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
Investment in Espresso Joint Venture
The Company’s assessment of fair value for its unconsolidated investment in the Espresso joint venture took into consideration its proportionate share of available cash, less wind down costs and other expenses. The Company believes the assessment of fair value to be reasonable as of March 31, 2024 and did not make any fair value adjustments during the three months ended March 31, 2024.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	March 31, 2024 (Unaudited)			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial liabilities:(1)
Mortgage notes payable, net	$888,563	$883,839	$831,911	$903,862	$898,154	$842,559
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
Nonrecurring Fair Values
The Company measures fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Adjustments to fair value generally result from the application of lower of amortized cost or fair value accounting for assets held for sale or otherwise or write-down of asset values due to impairment.
The following table summarizes the fair value and impairment losses of Level 3 assets which have been measured at fair value on a nonrecurring basis at the time of impairment during the periods presented (dollars in thousands):

	Three Months Ended		Year Ended
	March 31, 2024 (Unaudited)		December 31, 2023
	Fair Value	Impairment Losses(1)	Fair Value	Impairment Losses(1)
Operating real estate, net	$—	$—	$56,718	$44,294
Investments in unconsolidated ventures	—	—	3,075	4,728
Assets held for sale	495	39	11,611	355
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
Investments in Unconsolidated Ventures
In June 2023, the Company impaired its investment in the Espresso joint venture by $4.7 million, which reduced the carrying value of its investment to $3.1 million as of June 30, 2023. The Company’s assessment of fair value at the time of impairment for its investment took into consideration the net proceeds that are estimated to be realized from the sales, under contract, of the remaining real estate owned by the joint venture as well as the Company’s proportionate share of available cash, less wind down costs and other expenses. Upon impairing its investment, the Company elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023.
Assets Held For Sale
Assets held for sale are carried at the lower of amortized cost or fair value. Assets held for sale that were written down to fair value were generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, the fair value of assets held for sale is reduced for estimated selling costs. As of March 31, 2024, the Company classified one land parcel within the Rochester portfolio as held for sale. As of December 31, 2023, the Company classified one operating real estate property within the Rochester portfolio as held for sale, which was sold in February 2024.
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
Our chief operating decision maker (“CODM”) evaluates performance of each reportable business segment and determines how to allocate resources to those segments, in significant part, based on net operating income (“NOI”) and related measures for each segment. The Company defines NOI as property and other revenues, less property operating expenses. While the Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measurement, the Company believes that NOI provides useful information to stockholders and provides management with a performance measure to compare the Company's operating results to the operating results of other healthcare real estate companies between periods on a consistent basis.
The following tables present the NOI of the Company’s direct investments segments and the Company's proportionate share of the NOI generated by the joint ventures of its unconsolidated investments segment (dollars in thousands):

	Direct Investments
Three Months Ended March 31, 2024	Net Lease	Operating	Unconsolidated Investments	Non-Segment(2)	Adjustments(3)	Total(4)
Property and other revenues(1)	$—	$47,872	$92,022	$880	$(92,022)	$48,752
Property operating expenses	—	(33,381)	(81,899)	—	81,899	(33,381)
Net operating income	$—	$14,491	$10,123	$880	$(10,123)	$15,371

Interest expense						(12,862)
Transaction costs						(16)
General and administrative expenses						(3,327)
Depreciation and amortization						(8,901)
Impairment loss						(456)
Other income, net						1,000
Gain (loss) on investments and other						150
Equity in earnings (losses) of unconsolidated ventures						1,014
Income tax expense						(20)
Net income (loss)						$(8,047)
_______________________________________
(1)Includes rental income received from net lease properties, if any, as well as resident room and care charges, ancillary service fees and other related revenue earned from operating properties.
(2)Primarily consists of interest income earned on corporate cash and equivalents.
(3)Represents adjustments to eliminate the NOI presented for the unconsolidated investments segment, in order to reconcile to the Company's net income (loss) prepared in accordance with GAAP. For investments accounted for under the equity method of accounting, the Company records its proportionate share of the net income of its unconsolidated investments through equity in earnings (losses) of unconsolidated ventures as presented on its consolidated statements of operations.
(4)Non-NOI items are not allocated to individual segments for purposes of assessing segment performance.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Three Months Ended March 31, 2023	Net Lease	Operating	Unconsolidated Investments(2)	Non-Segment(3)	Adjustments(4)	Total(5)
Property and other revenues(1)	$—	$48,849	$94,655	$719	$(94,655)	$49,568
Property operating expenses	—	(35,077)	(81,615)	—	81,615	(35,077)
Net operating income	$—	$13,772	$13,040	$719	$(13,040)	$14,491

Interest expense						(11,359)
Transaction costs						(97)
General and administrative expenses						(3,910)
Depreciation and amortization						(9,649)
Other income, net						132
Gain (loss) on investments and other						332
Equity in earnings (losses) of unconsolidated ventures						(3,922)
Income tax expense						(15)
Net income (loss)						$(13,997)
_______________________________________
(1)Includes rental income received from net lease properties, if any, as well as resident room and care charges, ancillary service fees and other related revenue earned from operating properties.
(2)Includes the Company's proportionate share of revenues and expenses of the Diversified US/UK and Eclipse Portfolios prior to the Sale of Minority Interests in June 2023.
(3)Primarily consists of interest income earned on corporate cash and equivalents.
(4)Represents adjustments to eliminate the NOI presented for the unconsolidated investments segment, in order to reconcile to the Company's net income (loss) prepared in accordance with GAAP. For investments accounted for under the equity method of accounting, the Company records its proportionate share of the net income of its unconsolidated investments through equity in earnings (losses) of unconsolidated ventures as presented on its consolidated statements of operations.
(5)Non-NOI items are not allocated to individual segments for purposes of assessing segment performance.
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Non-Segment(1)	Total
March 31, 2024	$73,633	$770,400	$123,963	$69,135	$1,037,131
December 31, 2023	74,655	787,925	122,949	73,890	1,059,419
______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.
The following table presents capital expenditures made by the Company for each of its reportable segments (dollars in thousands):

	Direct Investments
Total Capital Expenditures for the Three Months Ended:	Net Lease	Operating	Unconsolidated Investments	Non-Segment	Total
March 31, 2024	$—	2,926	$—	$—	$2,926
March 31, 2023	—	3,810	—	—	3,810
12. Commitments and Contingencies
As of March 31, 2024, the Company believes there are no material unrecorded contingencies that would affect its results of operations, cash flows or financial position.
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
As of March 31, 2024, the Company has an accrued reserve of $0.6 million, inclusive of legal fees, relating to a resolution of claims against a manager of one of the Company’s direct operating investments, for which the Company has indemnification obligations under the management agreement.
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
13.    Subsequent Events
There were no material events which have occurred subsequent to March 31, 2024 through the issuance of the consolidated financial statements.

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
Market Update
Seniors Housing Fundamentals
Current market conditions impacting property-level performance are generally favorable. Industry occupancy continues to grow, with an industry average of 85.6% for the first quarter of 2024, up 50 basis points from the previous quarter, but still remains below the pre-pandemic average of 87.1% in March 2020 (source: NIC MAP Vision 1Q2024 Market Fundamentals Report). The 80+ population, a key demographic for seniors housing, is expected to grow by 24% through 2028 and is forecasted to increase by 3.7% in 2024 (Source: NIC MAP Vision as of December 2023), and new supply and new construction remain low compared to historical levels, resulting in a demand and supply environment that should contribute to continued overall industry occupancy and revenue growth.
Seniors Housing Transactions
Current market conditions affecting transactions, including asset sales, remain challenging. The current state of the public and private capital markets have been affected by a general tightening of availability of credit (including the price, terms and conditions under which financing can be obtained), elevated interest rates and a general decrease in liquidity in the healthcare lending markets, which has resulted in higher capitalization rates, adversely impacting property values and limiting transaction activity.

Liquidity Update
We have not announced or adopted a plan for liquidation and are not required to liquidate by any specified date. We do not have a stated term for a liquidity event, as we believe setting a finite date for a possible, but uncertain, future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our shareholders.
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
Based on the current forecasted cash flow of our investments and cash needs to operate the business, we do not anticipate paying recurring dividends or resuming our share repurchase program in the near future. Although we have approximately $91.3 million of unrestricted cash as of May 7, 2024, we require capital to fund operations, capital expenditures, and other important business uses, as well as to fund our debt service obligations and potentially to refinance indebtedness. Current cash flow generated by operations is not sufficient to cover all of these obligations. If we do not have sufficient capital available to fund our obligations, we may be unable to position properties to maximize value or meet debt service obligations. Instead, the board of directors will evaluate special distributions in connection with any future sales and other realizations of investments on a case-by-case basis based on, among other factors, current and projected liquidity needs.
Business Update
Operating Performance
The following is a summary of the performance of our investment segments for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. For additional information on financial results, refer to “—Results of Operations.”
Direct Operating Investments
The following table presents a summary of average occupancy of our direct operating investments by property manager:

		Average Quarterly Occupancy
Manager	Units Under Management	Q1 2024	Q1 2023	Change
Solstice Senior Living	3,969	89.1%	86.7%	2.4%
Watermark Retirement Communities(1)	723	86.3%	88.4%	(2.1)%
Avamere Health Services	453	89.6%	89.8%	(0.2)%
Integral Senior Living	40	76.4%	93.7%	(17.3)%
Direct Operating Investments	5,185	88.7%	87.3%	1.4%
_______________________________________
(1)Average quarterly occupancy excludes properties sold and the Rochester Sub-Portfolio (as defined in “—Results of Operations”).

NOI is a supplemental non-GAAP financial measure of our operating performance. The following table presents the NOI of our direct operating investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	%
Same store(1)
Property and other revenues
Resident fee income	$12,296	$11,850	$446	3.8%
Rental income	35,409	32,038	3,371	10.5%
Other revenue	17	—	17	NA
Total property and other revenues	47,722	43,888	3,834	8.7%
Property operating expenses
Salaries and wages	15,603	14,956	647	4.3%
Utilities	3,279	3,029	250	8.3%
Food and beverage	2,524	2,329	195	8.4%
Repairs and maintenance	3,505	2,972	533	17.9%
Property taxes	2,356	2,547	(191)	(7.5)%
Property management fee	2,431	2,196	235	10.7%
Marketing	1,129	1,071	58	5.4%
Insurance	1,253	797	456	57.2%
All other expenses	1,189	903	286	31.7%
Total property operating expenses	33,269	30,800	2,469	8.0%
Same store NOI	$14,453	$13,088	$1,365	10.4%
Non-same store NOI	$38	$684	$(646)	(94.4)%
Total direct operating investments NOI(2)	$14,491	$13,772	$719	5.2%
_______________________________________
(1)Same store excludes revenues and expense of properties sold and the Rochester Sub-Portfolio (as defined in “—Results of Operations”).
(2)For a reconciliation of our direct operating investments segment NOI to segment net income (loss) as presented in accordance with U.S. GAAP in our consolidated financial statements as of March 31, 2024 and 2023, refer to “—Non-GAAP Financial Measures.”
During the three months ended March 31, 2024, the average occupancy for our direct operating investments improved by 1.4% over the prior period, to 88.7%. Our investment of capital to enhance the facilities of our properties contributed to the increase in occupancy. With the properties approaching stabilized occupancy levels, the managers of our direct operating investments have been focused on implementing resident rate increases and generating higher revenues, which outpaced the impact of inflation on variable operating costs over the same period. While certain operating expenses remain elevated, in particular, insurance costs, same store NOI continued to trend positively, increasing 10.4% over the prior period.
Direct Net Lease Investments
Beginning in February 2021, the operator of the four net lease properties in our Arbors portfolio has been unable to satisfy its obligations under its leases. In accordance with a forbearance and modification agreement entered into in March 2023, the operator remits rent based on the properties’ available cash after satisfying property-level expenses.
Despite occupancy and resident rate improvements realized in Q1 2024, the portfolio’s continued sub-optimal occupancy levels and rising operating expenses resulted in limited cash flow distributed to us in accordance with the operator’s forbearance agreement. We did not recognize rental income from the portfolio for the three months ended March 31, 2024 and 2023, and we utilized cash reserves to cover our related debt service in each period. We continue to monitor the operator’s performance and cash flows closely, as well as evaluate potential options for this portfolio.
The following table presents the cash reserves used to service the debt obligations for our Arbors portfolio, as well as the average resident occupancy of the underlying properties (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Cash reserves used to fund debt service payments, including principal amortization	1,457	1,394
Average quarterly occupancy	74.4%	72.3%

Unconsolidated Investments
We have made investments in minority, non-controlling interests in joint ventures, which own healthcare real estate and related assets. As of March 31, 2024, our investment in Trilogy (as defined in “—Our Investments”), is our most significant remaining unconsolidated investment. The following table presents a summary of the Trilogy joint venture’s financial results (dollars in thousands):

	Trilogy
	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	%
Property and other revenues
Total property and other revenues	$385,219	$354,421	$30,798	8.7%
Expenses
Property operating expenses	342,532	321,016	21,516	6.7%
Interest expense	19,609	17,559	2,050	11.7%
Administrative, transaction & other	210	82	128	156.1%
Depreciation and amortization	16,600	17,559	(959)	(5.5)%
Total expenses	378,951	356,216	22,735	6.4%
Other income (loss), net	(1,205)	(306)	(899)	293.8%
Other gains (losses)	(644)	785	(1,429)	(182.0)%
Net income (loss)	$4,419	$(1,316)	$5,735	(435.8)%
Our ownership %	23.8%	23.4%
Equity in earnings (losses)	$1,052	$(309)	$1,361	(440.5)%
Occupancy recovery at Trilogy’s integrated senior health campuses continued through Q1 2024, and coupled with higher resident rates, resulted in revenue growth, which outpaced rising operating costs over the same period. While operating income has improved, higher interest expense from Trilogy’s floating-rate debt and other financing initiatives reduced cash flow and the joint venture did not make distributions to its investors during the three months ended March 31, 2024.
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

The following table presents a summary of investments as of March 31, 2024 (dollars in thousands):

		Properties(1)
Investment Type / Portfolio	Amount(2)	ILF	ALF	MCF	Integrated Campus	Total	Primary Locations	Ownership Interest
Direct Operating Investments
Winterfell	$748,389	32	—	—	—	32	12 U.S. States	100.0%
Avamere	94,772	—	5	—	—	5	Washington/Oregon	100.0%
Aqua	85,124	2	1	1	—	4	Texas/Ohio	97.0%
Rochester(3)	46,771	1	1	—	—	2	New York	97.0%
Oak Cottage	18,730	—	—	1	—	1	California	100.0%
Subtotal	$993,786	35	7	2	—	44

Direct Net Lease Investments
Arbors	$98,315	—	4	—	—	4	New York	100.0%
Total Direct Investments	$1,092,101	35	11	2	—	48

Unconsolidated Investments
Trilogy(4)	$123,391	—	—	—	126	126	4 U.S. States	23.8%
Solstice	430	—	—	—	—	—		20.0%
Total Unconsolidated Investments	$123,821	—	—	—	126	126

Total Investments	$1,215,922	35	11	2	126	174
_______________________________________
(1)Classification based on predominant services provided, but may include other services.
(2)For direct investments, amount represents gross real estate carrying value, net of impairment, before accumulated depreciation as presented in our consolidated financial statements as of March 31, 2024. For unconsolidated investments, amount represents the carrying value of the investments in unconsolidated ventures as presented in our consolidated financial statements as of March 31, 2024. For additional information, refer to “Note 3, Operating Real Estate” and “Note 4, Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements.”
(3)Excludes the Rochester Sub-Portfolio (as defined in “—Results of Operations”).
(4)Property count includes properties owned and leased by the joint venture and excludes its institutional pharmacy and therapy businesses.
Our investments include the following types of properties:
•Independent living facilities. ILFs are properties with central dining facilities that provide services that include security, housekeeping, nutrition and laundry services. ILFs are designed specifically for independent seniors who are able to live on their own, but desire the security and conveniences of community living. ILFs typically offer several services covered under a regular monthly fee. Fees at these communities are paid from private sources. As of March 31, 2024, we had 35 ILFs in our direct operating investments segment.
•Assisted living facilities. ALFs provide services that include minimal assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services may be bundled within one monthly fee or based on the care needs of the resident and usually include meals and dining, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance. Revenues generated by ALFs primarily come from private pay sources, including private insurance, and government reimbursement programs, such as Medicaid, to a lesser extent. As of March 31, 2024, we had seven properties that are predominantly ALFs in our direct operating investments segment and four properties that are predominantly ALFs in our direct net lease investments segment.
•Memory care facilities. MCFs offer specialized options for seniors with Alzheimer’s disease and other forms of dementia. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment. Residents require a higher level of care and more assistance with activities of daily living than in ALFs. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents. Fees at these communities are paid primarily from private sources and, to a lesser extent, government reimbursement, such as Medicaid. As of March 31, 2024, we had two properties that are predominantly MCFs in our direct operating investments segment.

•Integrated Senior Health Campuses. Provide a range of services in an integrated campus, including those described above for ILFs, ALFs, MCFs, as well as SNFs. SNFs provide services that include daily nursing, therapeutic rehabilitation, social services, housekeeping, nutrition and administrative services for individuals requiring certain assistance for activities in daily living. Revenues generated from Integrated Senior Health Campuses come from government reimbursement programs, including Medicare and Medicaid, as well as private pay sources, including private insurance. As of March 31, 2024, we had 126 Integrated Health Campuses in our unconsolidated investments segment.
Operators and Managers
The following table presents the operators and managers of our direct investments and our Trilogy unconsolidated investment (dollars in thousands):

	As of March 31, 2024		Three Months Ended March 31, 2024
Operator / Manager	Properties Under Management	Units Under Management(1)	Property and Other Revenues(2)	% of Total Property and Other Revenues
Direct Investments
Solstice Senior Living(3)	32	3,969	$33,695	69.1%
Watermark Retirement Communities(4)	6	723	7,346	15.1%
Avamere Health Services	5	453	5,690	11.7%
Integral Senior Living	1	40	1,141	2.3%
Arcadia Management(5)	4	564	—	—%
Other(6)	—	—	880	1.8%
Total Direct Investments	48	5,749	$48,752	100.0%
Unconsolidated Investments
Trilogy Management Services(7)	126	14,376	$91,682	N/A
_______________________________________
(1)Represents rooms for ALFs, ILFs and MCFs.
(2)Includes rental income received from our net lease properties, rental income, ancillary service fees and other related revenue earned from ILF residents and resident fee income derived from our ALFs and MCFs, which includes resident room and care charges, ancillary fees and other resident service charges.
(3)Solstice is a joint venture of which affiliates of Integral Senior Living own 80%.
(4)Property count and units exclude properties sold and the Rochester Sub-Portfolio (as defined in “—Results of Operations”).
(5)During the three months ended March 31, 2024, we did not record any rental income from our net lease operator.
(6)Consists primarily of interest income earned on corporate-level cash and cash equivalents.
(7)The table presents the total properties and licensed beds/units managed by Trilogy Management Services and our 23.8% ownership share of the property and other revenues generated by the Trilogy joint venture.
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
As of March 31, 2024, we had 44 senior housing facilities in our direct operating investments segment with four different managers. The following presents the facilities by property type and geographic location as of March 31, 2024:

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
(2)Property count excludes the properties within the Rochester Sub-Portfolio (as defined in “—Results of Operations”).
Certain of our properties in our direct operating investments segment are held through joint ventures, where an affiliate of the manager owns a 3% non-controlling interest, primarily to create alignment and incentives for the manager to perform. In addition, we own a 20% interest in Solstice Senior Living, the manager of the Winterfell portfolio, which gives us additional rights and minority protections.

Direct Net Lease Investments
As of March 31, 2024, we had four ALF properties located in New York operated by Arcadia Management under net leases. These leases obligate Arcadia to pay a fixed rental amount and pay all property-level expenses, with a lease term that expires in August 2029. However, Arcadia has been unable to satisfy its obligations under its leases since February 2021, and instead remits rent and pays property-level expenses based on its available cash. On March 27, 2023, we entered into a forbearance agreement with Arcadia, pursuant to which we are entitled to receive all cash flow in excess of permitted expenses, and are required to fund any operating deficits, through 2025, subject to the terms and conditions thereof. As a result, we participate in the risks and rewards of this portfolio similar to our operating properties. If Arcadia performs under the forbearance agreement, it will be entitled to forgiveness of accrued and unpaid rent during the forbearance period and a potential incentive fee tied to disposition of the portfolio above a certain value.
We continue to monitor Arcadia’s performance and cash flows closely, as well as evaluate potential options for this portfolio.
Unconsolidated Investments
As of March 31, 2024, our unconsolidated investment segment primarily consists of our 23.8% interest in Trilogy Investors, LLC, or Trilogy. Trilogy indirectly owns 126 Integrated Senior Health Campuses located in the Midwest, which are all operating properties managed pursuant to a management agreement with Trilogy Management Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. Affiliates of American Healthcare REIT, Inc., or AHR, own approximately 75.4% of Trilogy, with management of Trilogy owning the remaining 0.8%.
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
In November 2023, we entered into an agreement giving AHR the right to purchase our ownership interests in Trilogy at any time prior to September 30, 2025, assuming AHR exercises all of its extension options and subject to satisfaction of certain closing conditions, for a purchase price ranging from $240.5 million to up to $260 million depending upon the purchase price consideration, timing of the closing and certain additional fees that AHR may pay us in the interim. A minimum of 10% of the purchase price consideration must be paid in cash, with the balance payable in either cash or new Series A Cumulative Convertible Preferred Stock to be issued by AHR in connection with the closing. The portion of the purchase price consideration paid in cash may be subject to a 5% discount if the transaction closes prior to December 31, 2024. In addition, we may be entitled to a supplemental cash payment of $25,600 per day for the period between July 1, 2023 until the closing date, for up to approximately $21 million, reduced by any distributions received from Trilogy by us during the interim period. AHR may terminate the agreement at any time, subject to payment of a termination fee equal to: (i) if terminated prior to the initial outside date, September 30, 2024, $7.8 million, (ii) if extended and terminated prior March 31, 2025, $11.7 million and (iii) if further extended and terminated prior to September 30, 2025, $15.6 million. As a condition to exercising any extension option, AHR must advance any termination fees that have accrued prior to such exercise to the Company. Although there can be no assurance that AHR will consummate the purchase of our interests in Trilogy on these terms, or at all, we believe that this proposed transaction presents an attractive opportunity for us to exit our position in this portfolio in furtherance of our disposition strategy.
In addition to our investment in Trilogy, as discussed above, we also have a 20.0% minority interest in Solstice Senior Living, LLC, or Solstice, a management platform formed with Integral Senior Living, or ISL, exclusively to manage our Winterfell portfolio.
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
,Impairment
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
Direct Operating Investments and Direct Net Lease Investments
During the three months ended March 31, 2024, we recorded impairment losses on our operating real estate totaling $0.5 million to reflect the market value of a land parcel within the Rochester portfolio designated as held for sale and for property damage sustained by facilities in our Winterfell and Aqua portfolios.
Accumulated impairment losses totaled $163.3 million for operating real estate that we continue to hold as of March 31, 2024. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and 2022 for additional information regarding impairment recorded in prior years.
Unconsolidated Investments
During the three months ended March 31, 2024, we did not impair any of our investments in unconsolidated ventures, nor did the underlying joint ventures record any impairments or reserves on properties in their respective portfolios.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 to March 31, 2023 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	%
Property and other revenues
Resident fee income	$12,296	$11,850	$446	3.8%
Rental income	35,559	36,999	(1,440)	(3.9)%
Other revenue	897	719	178	24.8%
Total property and other revenues	48,752	49,568	(816)	(1.6)%
Expenses
Property operating expenses	33,381	35,077	(1,696)	(4.8)%
Interest expense	12,862	11,359	1,503	13.2%
Transaction costs	16	97	(81)	(83.5)%
General and administrative expenses	3,327	3,910	(583)	(14.9)%
Depreciation and amortization	8,901	9,649	(748)	(7.8)%
Impairment loss	456	—	456	NA
Total expenses	58,943	60,092	(1,149)	(1.9)%
Other income, net	1,000	132	868	657.6%
Gain (loss) on investments and other	150	332	(182)	(54.8)%
Equity in earnings (losses) of unconsolidated ventures	1,014	(3,922)	4,936	(125.9)%
Income tax expense	(20)	(15)	(5)	33.3%
Net income (loss)	$(8,047)	$(13,997)	$5,950	(42.5)%

Rochester Sub-Portfolio
In October 2023, as a result of the payment default in July 2023 on seven individual mortgage notes payable, or the Rochester Sub-Portfolio Loan, Fannie Mae, as the lender, filed a complaint seeking the appointment of a receiver and foreclosure on the seven underlying healthcare real estate properties, or the Rochester Sub-Portfolio, and to enforce its rights in its collateral under the loan documents. On October 30, 2023, the properties underlying the Rochester Sub-Portfolio Loan were placed into a receivership. Although we continue to have legal ownership of the Rochester Sub-Portfolio until transferred to Fannie Mae or its designee, the receiver now has effective control of the properties and, as of the date of the receivership order, we discontinued recognizing revenues and expenses related to the Rochester Sub-Portfolio and derecognized the properties and related assets from our financial statements. However, until legal ownership of the Rochester Sub-Portfolio is transferred and the associated debt extinguished, we continue to recognize liabilities associated with the Rochester Sub-Portfolio Loan. As of March 31, 2024, we continue to own all of the properties in the Rochester Sub-Portfolio.
We discontinued recognizing property revenues and expenses for the Rochester Sub-Portfolio as of October 30, 2023, the date of the receivership order. As a result, we did not recognize property revenues and expenses for the Rochester Sub-Portfolio during the three months ended March 31, 2024 as compared to a full three months of activity presented for the three months ended March 31, 2023.
The following tables present operating results on a same store basis, which exclude the activity of the Rochester Sub-Portfolio and properties sold.
Total Property and Other Revenues
The following table presents total property and other revenues (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	%
ILF properties	$35,409	$32,038	$3,371	10.5%
ALF/MCF properties	12,296	11,850	446	3.8%
Net lease properties	—	—	—	—%
Same store subtotal	47,705	43,888	3,817	8.7%
Rochester Sub-Portfolio	—	4,548	(4,548)	(100.0)%
Properties sold	150	413	(263)	(63.7)%
Other revenue	897	719	178	24.8%
Total property and other revenues	$48,752	$49,568	$(816)	(1.6)%
Overall, on a same store basis, total property and other revenues increased during the three months ended March 31, 2024. Revenues generated by our operating properties increased as a result of improved occupancy and higher market rates for new residents and in-place rates for existing residents. Other revenue consists of interest earned on cash and cash equivalents, which increased during the three months ended March 31, 2024 as a result of higher market interest rates.
Property Operating Expenses
The following table presents property operating expenses (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	%
ILF properties	$23,909	$22,115	$1,794	8.1%
ALF/MCF properties	9,360	8,685	675	7.8%
Net lease properties	—	—	—	NA
Same store subtotal	33,269	30,800	2,469	8.0%
Rochester Sub-Portfolio	—	4,116	(4,116)	(100.0)%
Properties sold	112	161	(49)	(30.4)%
Total property operating expenses	$33,381	$35,077	$(1,696)	(4.8)%
Overall, on a same store basis, total operating expenses increased primarily due to inflationary pressures significantly impacting all variable operating costs, most notably wages and benefits costs, insurance and utilities. In addition, repairs and maintenance costs increased due to additional repairs required as the result of property damage sustained by facilities in our Winterfell and Aqua portfolios.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	%
ILF properties	$7,162	$7,214	$(52)	(0.7)%
ALF/MCF properties	1,563	1,305	258	19.8%
Net lease properties	862	876	(14)	(1.6)%
Same store subtotal	9,587	9,395	192	2.0%
Rochester Sub-Portfolio	3,095	1,759	1,336	76.0%
Properties sold	$180	205	(25)	(12.2)%
Total interest expense	$12,862	$11,359	$1,503	13.2%
On a same store basis, interest expense increased during the three months ended March 31, 2024. Interest expense on our fixed-rate debt declined as a result of a decrease in the average mortgage notes principal balances as compared to March 31, 2023 due to continued principal amortization. Interest expense on floating-rate debt increased primarily due to a mortgage payable secured by properties within Aqua portfolio converting to a floating-rate loan in February 2024.
Interest expense for the Rochester Sub-Portfolio Loan increased as a result of its floating interest rate and the recognition of default interest, which will continue to accrue until the loan is extinguished.
Transaction Costs
For the three months ended March 31, 2024, transaction costs consisted primarily of legal and professional fees incurred for corporate strategic initiatives. Prior period transaction costs consisted of costs incurred in connection with the Internalization and the transition of services and systems previously provided by the Former Advisor.
General and Administrative Expenses
Corporate cost savings of $0.6 million were realized during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 primarily due to a reduction in corporate insurance premiums.
Depreciation and Amortization
The following table presents depreciation and amortization recognized on our direct investments (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023	Amount	%
ILF properties	$6,604	$5,865	$739	12.6%
ALF/MCF properties	1,613	1,658	(45)	(2.7)%
Net lease properties	684	729	(45)	(6.2)%
Same store subtotal	8,901	8,252	649	7.9%
Rochester Sub-Portfolio	—	1,302	(1,302)	(100.0)%
Properties sold	—	95	(95)	(100.0)%
Total depreciation and amortization	$8,901	$9,649	$(748)	(7.8)%
Overall, on a same store basis, depreciation and amortization expense increased during the three months ended March 31, 2024 primarily as a result of additional capital improvements completed at the facilities within our Winterfell portfolio.
Depreciation and amortization expense decreased at our net lease properties as a result of impairments recognized during the year ended December 31, 2023, which reduced building depreciation expense for the three months ended March 31, 2024.
Impairment Loss
For the three months ended March 31, 2024, impairment losses on operating real estate totaled $0.5 million. Refer to “—Impairment” for additional discussion.

Other Income, Net
For the three months ended March 31, 2024, other income, net consisted of a consent fee received and recognized from the majority partner of the Trilogy joint venture. For the three months ended March 31, 2023, other income, net consisted primarily of capital expenditure reimbursements from the state of Oregon’s Long-Term Care Capital Improvement and Emergency Preparedness Program received and recognized by facilities within our Avamere portfolio.
Gain (Loss) on Investments and Other
During the three months ended March 31, 2024, we recognized a gain on an insurance settlement within our Winterfell portfolio. The gain was partially offset by net losses on mortgage interest rate caps. During the three months ended March 31, 2023, we recognized a gain on the sale of other assets and operating real estate, partially offset by net losses on mortgage interest rate caps.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the results of our unconsolidated ventures (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	2024	2023	2024	2023
Portfolio	Equity in Earnings (Losses)		FFO and MFFO adjustments(1)		MFFO		Increase (Decrease)
Trilogy	$1,052	$(309)	$4,522	$4,337	$5,574	$4,028	$1,546	38.4%
Solstice	(38)	(29)	—	—	(38)	(29)	(9)	31.0%
Subtotal	1,014	(338)	4,522	4,337	5,536	3,999	1,537	38.4%
Espresso	—	109	—	535	—	644	(644)	(100.0)%
Investments sold	—	(3,693)	—	2,393	—	(1,300)	1,300	(100.0)%
Total	$1,014	$(3,922)	$4,522	$7,265	$5,536	$3,343	$2,193	65.6%
_______________________________________
(1)Represents our proportionate share of revenues and expenses excluded from the calculation of FFO and MFFO for unconsolidated investments. Refer to “—Non-GAAP Financial Measures” for additional discussion.
Excluding the investments in unconsolidated ventures sold and the Espresso joint venture, equity in earnings (losses) and MFFO increased as a result of operational improvements generated from the Trilogy joint venture during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
In addition, we elected the fair value option method to account for our investment in the Espresso joint venture on June 30, 2023, which resulted in no earnings recorded during the three months ended March 31, 2024 as compared to a full three months of activity presented for the three months ended March 31, 2023.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(7,932)	$(13,926)
Adjustments:
Depreciation and amortization	8,901	9,649
Depreciation and amortization related to non-controlling interests	(33)	(73)
Depreciation and amortization related to unconsolidated ventures	4,042	5,648
(Gain) loss from sales of property	38	(136)
Gain (loss) from sales of property related to non-controlling interests	(1)	4
(Gain) loss from sales of property related to unconsolidated ventures	—	258
Impairment losses of depreciable real estate	456	—
Impairment loss on real estate related to non-controlling interests	(3)	—
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$5,468	$1,424
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$5,468	$1,424
Adjustments:
Transaction costs	16	97
Amortization of premiums, discounts and fees on investments and borrowings	1,005	985
(Gain) loss on investments and other	(188)	(196)
Adjustments related to unconsolidated ventures(1)	480	1,359
Adjustments related to non-controlling interests	(7)	3
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$6,774	$3,672
_______________________________________
(1)Primarily our proportionate share of liability extinguishment gains and losses, loan loss reserves, transaction costs and amortization of above/below market debt adjustments, straight-line rent adjustments, impairment of goodwill, debt and deferred financing costs, recorded by the joint ventures of our investments in unconsolidated ventures.
Net Operating Income
We believe NOI provides useful information to stockholders and provides our management with a performance measure to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. We define NOI as property and other revenues, less property operating expenses.
The following table reconciles net income (loss), computed in accordance with U.S. GAAP, to NOI for our direct operating investments segment (in thousands):

	Three Months Ended March 31,
	2024	2023
Direct Operating Investments
Net income (loss)	$(6,016)	$(5,184)
Adjustments:
Income tax expense	20	15
Gain (loss) on investments and other	(150)	(332)
Other income, net	—	(132)
Impairment loss	456	—
Depreciation and amortization	8,218	8,920
General and administrative expenses	(39)	—
Transaction costs	2	2
Interest expense	12,000	10,483
Net operating income	$14,491	$13,772
For additional information regarding our direct operating investments segment, refer to “— Our Investments” above and for financial information refer to Note 11, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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
As of May 7, 2024, we had approximately $91.3 million of unrestricted cash and currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties and rental income from our net lease properties. In addition, we receive distributions from our investments in unconsolidated ventures. Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2024.
We are exposed to various operational risks, including rising labor costs, increases in inflation and rising interest rates, at substantially all of our properties. We expect that these factors will continue to materially impact our cash flow generated by our investments.
We have a significant unconsolidated investment in Trilogy, where we have no control over the timing of distributions, if any. Trilogy, similar to our direct operating investments, has been impacted by inflation, rising interest rates and other economic market conditions, and, as a result, may limit distributions to preserve liquidity in the future.
Borrowings
We typically have financed our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing.
During the three months ended March 31, 2024, we paid $4.4 million and $8.6 million in recurring principal and interest payments, respectively, on borrowings. Excluding the Rochester Sub-Portfolio Loan, we had $788.8 million of consolidated asset-level borrowings outstanding as of March 31, 2024.
We have $678.3 million of borrowings that mature in 2025, including $580.1 million of borrowings collateralized by our Winterfell portfolio. We may be unable to extend or refinance these borrowings without a significant pay down of existing loan balances. If we do not have sufficient capital to pay down existing loan balances, we may be forced to sell assets to generate additional capital or sell the portfolio in advance of the loan maturity. Our ability to refinance these borrowings and/or sell assets will be significantly impacted by market conditions, over which we have no control. Further, given the nature of our assets and the materiality of this portfolio, we may not be able to respond quickly to changes in market conditions. Even if we are able to extend or refinance these borrowings, it will likely be at a significantly higher interest rate.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of March 31, 2024, our leverage was 60.2% of our assets, other than intangibles, before deducting non-cash reserves and depreciation.
For additional information regarding our borrowings, including principal repayments, timing of maturities and loans currently in default, refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Note 5, “Borrowings” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
Capital Expenditures Activities
We are responsible for capital expenditures for our operating properties and may also fund capital expenditures for our net lease properties. We have made significant investments in capital expenditures to increase operating income and enhance the overall value of certain properties and in order to maintain market position, functional and operating standards. We will continue to invest going forward, although we expect aggregate spending to decrease in the near-term compared to 2023 and prior years. During the three months ended March 31, 2024, cash used for capital expenditures at our direct investments totaled $2.9 million.

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
In addition, we have a significant minority investment in Trilogy with limited ability to influence material decisions, including the disposition of assets.
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
Share Repurchases
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,
Cash flows provided by (used in):	2024	2023	2024 vs. 2023 Change
Operating activities	$927	$(3,536)	$4,463
Investing activities	8,647	(818)	9,465
Financing activities	(15,337)	(4,828)	(10,509)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,763)	$(9,182)	$3,419
Operating Activities
Net cash provided by operating activities totaled $0.9 million for the three months ended March 31, 2024 as compared to $3.5 million net cash used in operating activities for the three months ended March 31, 2023. The change in net cash provided from operating activities was a result of increases in occupancy and rates at our direct operating investments, which resulted in higher rent and resident fees collected during the three months ended March 31, 2024. In addition, the Rochester Sub-Portfolio Loan default in July 2023 resulted in lower interest expense paid in cash as compared to the prior period.
Investing Activities
Our cash flows from investing activities are primarily proceeds from investment dispositions, including distributions received from our investments in unconsolidated investments that have been classified as investing cash flows, net of any capital expenditures. We continue to invest capital into our operating portfolios in order to maintain market position and enhance overall asset value, although we expect aggregate spending to decrease in the near-term compared to 2023 and 2022. Net cash provided by investing activities totaled $8.6 million for the three months ended March 31, 2024 as compared to $0.8 million net cash used in investing activities for the three months ended March 31, 2023. Net cash provided by investing activities for the three months ended March 31, 2024 were from property sales, less capital expenditures of our direct investments. Net cash used in investing activities for the three months ended March 31, 2023 were capital expenditures for our direct investments, partially offset by distributions received from our Trilogy unconsolidated investment.
Financing Activities
For the three months ended March 31, 2024, net cash used in financing activities were primarily principal amortization and repayments on our mortgage notes payable, which increased to $15.3 million for the three months ended March 31, 2024 as compared to $4.8 million for the three months ended March 31, 2023 due to the repayment of the mortgage note for a property sold within our Rochester Portfolio.
Off-Balance Sheet Arrangements
As of March 31, 2024, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I, Item 1. “Financial Statements.” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Distributions Declared and Paid
From inception through March 31, 2024, we declared $530.9 million in distributions and generated cumulative FFO of $57.9 million. From April 5, 2013, the date of our first investment, through December 31, 2017, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.675 per share of our common stock. In order to better align the distribution with anticipated cash flows from operations, beginning in January 1, 2018 through January 31, 2019, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.3375 per share of our common stock. Effective February 1, 2019, our board of directors stopped recurring distributions in order to preserve capital and liquidity. In May 2022, we paid a special distribution in the amount of $0.50 per share of our common stock. During the three months ended March 31, 2024, we did not declare any distributions to stockholders.
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
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and us, which owns 20.0%. For the three months ended March 31, 2024, we recognized property management fee expense of $1.7 million payable to Solstice related to the Winterfell portfolio.
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

The following table presents a summary of our borrowings as of March 31, 2024 (dollars in thousands):

Borrowing Type	Loan Count	Interest Rate(2)	Principal Outstanding	% of Outstanding Debt
Fixed-rate debt	42	4.2%	$744,644	83.8%
Floating-rate debt	2	7.2%	44,133	5.0%
Rochester Sub-Portfolio Loan(1)	7	7.7%	99,786	11.2%
Total/WA	51	4.6%	$888,563	100.0%
_______________________________________
(1)The Rochester Sub-Portfolio Loan is comprised of seven individual floating-rate mortgage notes payable in payment default, cross-collateralized and subject to cross-default, secured by the seven healthcare properties, which have been placed into a receivership.
(2)Represents the weighted average interest rate effective as of March 31, 2024.
When borrowing at variable rates, we seek the lowest margins available and evaluate hedging opportunities. The interest rate on our floating-rate borrowings is a fixed spread over an index such as the Secured Overnight Financing Rate, or SOFR, and typically reprices every 30 days. For our floating-rate borrowings, we have entered into interest rate caps that involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of March 31, 2024, eight of our nine floating-rate borrowings are hedged with contracts in place through the third quarter of 2024 that have effectively capped interest at a weighted average rate of 7.41% (excluding the Rochester Sub-Portfolio Loan, the weighted average interest rate is 5.61%). Based on market interest rates of March 31, 2024, a hypothetical 100 basis point increase on the interest rate for our one floating-rate loan without an interest rate cap in place would increase our interest expense by $0.3 million.
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
Part II—Other Information.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in the past in excess of our cash flow from operations and may continue to do so in the future. If we pay distributions from sources other than our cash flow provided by operations, such as using the proceeds of asset sales, our book value may be negatively impacted and the value of our shares will be reduced. In May 2022, we paid a special distribution to stockholders of $0.50 per share of common stock using proceeds from asset sales and not cash flow provided by operations. We did not declare any distributions during the three months ended March 31, 2024.
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
We did not repurchase any shares of common stock during the three months ended March 31, 2024.
Unregistered Sales of Equity Securities
We did not issue any shares of common stock during the three months ended March 31, 2024.
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

NorthStar Healthcare Income, Inc.
Date:	May 9, 2024	By:	/s/ KENDALL K. YOUNG
			Name:	Kendall K. Young
			Title:	Chief Executive Officer, President and Director

		By:	/s/ NICHOLAS R. BALZO
			Name:	Nicholas R. Balzo
			Title:	Chief Financial Officer and Treasurer