Form 10-Q
period 2024-06-30
NorthStar Healthcare Income, Inc.
filed 2024-08-12
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
The Company has one class of common stock, $0.01 par value per share, 185,712,103 shares outstanding as of August 12, 2024.

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

PART I—Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$82,214	$85,037
Restricted cash	6,225	7,906
Operating real estate, net	807,515	821,270
Investments in unconsolidated ventures ($142 held at fair value as of June 30, 2024 and December 31, 2023)	124,778	122,949
Assets held for sale	—	11,611
Receivables, net	1,284	1,558
Intangible assets, net	1,748	1,916
Other assets	4,025	7,172
Total assets(1)	$1,027,789	$1,059,419

Liabilities
Mortgage notes payable, net	$880,423	$898,154
Due to related party	—	121
Escrow deposits payable	566	507
Accounts payable and accrued expenses	30,299	27,502
Other liabilities	3,038	1,455
Total liabilities(1)	914,326	927,739
Commitments and contingencies (Note 12)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 185,712,103 shares issued and outstanding as of June 30, 2024 and December 31, 2023	1,857	1,857
Additional paid-in capital	1,716,869	1,716,757
Retained earnings (accumulated deficit)	(1,603,802)	(1,585,725)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	114,924	132,889
Non-controlling interests	(1,461)	(1,209)
Total equity	113,463	131,680
Total liabilities and equity	$1,027,789	$1,059,419
_______________________________________
(1)Includes $106.7 million and $177.8 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership as of June 30, 2024. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Property and other revenues
Resident fee income	$12,472	$11,839	$24,768	$23,689
Rental income	36,874	38,568	72,433	75,567
Other revenue	912	1,096	1,809	1,815
Total property and other revenues	50,258	51,503	99,010	101,071
Expenses
Property operating expenses	32,412	35,026	65,793	70,103
Interest expense	12,625	11,534	25,487	22,893
Transaction costs	21	—	37	97
General and administrative expenses	3,149	3,593	6,476	7,503
Depreciation and amortization	9,029	9,808	17,930	19,457
Impairment loss	3,004	43,422	3,460	43,422
Total expenses	60,240	103,383	119,183	163,475
Other income (expense)
Other income (expense), net	(916)	70	84	202
Gain (loss) on investments and other	(140)	(4,647)	10	(4,315)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	(11,038)	(56,457)	(20,079)	(66,517)
Equity in earnings (losses) of unconsolidated ventures	815	(2,546)	1,829	(6,468)
Income tax expense	(19)	(11)	(39)	(26)
Net income (loss)	(10,242)	(59,014)	(18,289)	(73,011)
Net (income) loss attributable to non-controlling interests	97	1,233	212	1,304
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(10,145)	$(57,781)	$(18,077)	$(71,707)
Net income (loss) per share of common stock, basic/diluted(1)	$(0.05)	$(0.30)	$(0.10)	$(0.37)
Weighted average number of shares of common stock outstanding, basic/diluted(1)	185,712,103	193,156,094	185,712,103	194,282,546
Distributions declared per share of common stock	$—	$—	$—	$—
_______________________________________
(1)     The Company issued 300,333 and 203,742 restricted stock units as of June 30, 2024 and 2023, respectively. The restricted stock units have been excluded from the diluted earnings per share calculation as their impact is anti-dilutive due to the net loss generated during the three and six months ended June 30, 2024 and 2023.

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(10,242)	$(59,014)	$(18,289)	$(73,011)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	—	2,431	—	3,679
Total other comprehensive income (loss)	—	2,431	—	3,679
Comprehensive income (loss)	(10,242)	(56,583)	(18,289)	(69,332)
Comprehensive (income) loss attributable to non-controlling interests	97	1,233	212	1,304
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(10,145)	$(55,350)	$(18,077)	$(68,028)

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	195,422	$1,954	$1,729,589	$(1,428,840)	$(3,679)	$299,024	$2,048	$301,072
Non-controlling interests - contributions	—	—	—	—	—	—	45	45
Non-controlling interests - distributions	—	—	—	—	—	—	(22)	(22)
Other comprehensive income (loss)	—	—	—	—	1,248	1,248	—	1,248
Net income (loss)	—	—	—	(13,926)	—	(13,926)	(71)	(13,997)
Balance as of March 31, 2023 (Unaudited)	195,422	$1,954	$1,729,589	$(1,442,766)	$(2,431)	$286,346	$2,000	$288,346
Non-controlling interests - contributions	—	—	—	—	—	—	55	55
Non-controlling interests - distributions	—	—	—	—	—	—	(33)	(33)
Retirement of common stock	(9,710)	(97)	(13,302)	—	—	(13,399)	—	(13,399)
Other comprehensive income (loss)	—	—	—	—	(844)	(844)	—	(844)
Reclassification of accumulated other comprehensive loss(1)	—	—	—	—	3,275	3,275	—	3,275
Net income (loss)	—	—	—	(57,781)	—	(57,781)	(1,233)	(59,014)
Balance as of June 30, 2023 (Unaudited)	185,712	$1,857	$1,716,287	$(1,500,547)	$—	$217,597	$789	$218,386
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	185,712	$1,857	$1,716,757	$(1,585,725)	$—	$132,889	$(1,209)	$131,680
Amortization of equity-based compensation	—	—	56	—	—	56	—	56
Non-controlling interests - contributions	—	—	—	—	—	—	13	13
Non-controlling interests - distributions	—	—	—	—	—	—	(38)	(38)
Net income (loss)	—	—	—	(7,932)	—	(7,932)	(115)	(8,047)
Balance as of March 31, 2024 (Unaudited)	185,712	$1,857	$1,716,813	$(1,593,657)	$—	$125,013	$(1,349)	$123,664
Amortization of equity-based compensation	—	—	56	—	—	56	—	56
Non-controlling interests - contributions	—	—	—	—	—	—	23	23
Non-controlling interests - distributions	—	—	—	—	—	—	(38)	(38)
Net income (loss)	—	—	—	(10,145)	—	(10,145)	(97)	(10,242)
Balance as of June 30, 2024 (Unaudited)	185,712	$1,857	$1,716,869	$(1,603,802)	$—	$114,924	$(1,461)	$113,463

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(18,289)	$(73,011)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(1,829)	6,468
Depreciation and amortization	17,930	19,457
Impairment loss	3,460	43,422
Amortization of below market debt	1,693	1,653
Amortization of deferred financing costs	259	314
Amortization of equity-based compensation	113	114
(Gain) loss on investments and other	318	4,315
Change in allowance for uncollectible accounts	192	193
Distributions from unconsolidated ventures	—	10,640
Changes in assets and liabilities:
Receivables	82	1,004
Other assets	2,867	1,013
Due to related party	(121)	(186)
Escrow deposits payable	59	(260)
Accounts payable and accrued expenses	2,043	(3,822)
Other liabilities	(45)	(55)
Net cash provided by (used in) operating activities	8,732	11,259
Cash flows from investing activities:
Capital expenditures for operating real estate	(7,033)	(11,090)
Sales of real estate	12,068	135
Distributions from unconsolidated ventures	—	13,472
Sales of other assets	—	523
Other liabilities	1,500	—
Net cash provided by (used in) investing activities	6,535	3,040
Cash flows from financing activities:
Repayments of mortgage notes	(19,683)	(9,500)
Payments on financing and other obligations	(48)	(63)
Acquisition and retirement of common stock	—	(1,279)
Contributions from non-controlling interests	36	100
Distributions to non-controlling interests	(76)	(55)
Net cash provided by (used in) financing activities	(19,771)	(10,797)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,504)	3,502
Cash, cash equivalents and restricted cash-beginning of period	92,943	115,660
Cash, cash equivalents and restricted cash-end of period	$88,439	$119,162

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,428	$20,933
Cash paid for income taxes	55	47
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$753	$2,550
Exchange of ownership interests in unconsolidated ventures for common stock	—	13,399
Assets acquired under capital lease obligations	176	25

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), which became indirect subsidiaries of the Company on June 9, 2023. NorthStar Healthcare Income Advisor, LLC invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which were collectively recorded as non-controlling interests on the accompanying consolidated balance sheets prior to June 9, 2023. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of June 30, 2024, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, was 100%.
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
As of June 30, 2024, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant VIEs of the Company are certain entities that are consolidated by the Operating Partnership. These entities are VIEs because of non-controlling interests owned by third parties, which do not have substantive kick-out or participating rights. Included in operating real estate, net and mortgage notes payable, net on the Company’s consolidated balance sheet as of June 30, 2024 is $99.7 million and $160.6 million, respectively, related to such consolidated VIEs.
Unconsolidated VIEs
As of June 30, 2024, the Company identified unconsolidated VIEs related to its investments in unconsolidated ventures with a carrying value totaling $124.8 million. The Company’s maximum exposure to loss as of June 30, 2024 would not exceed the carrying value of its investment in the VIEs. The Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of June 30, 2024. The Company did not provide financial support to its unconsolidated VIEs during the six months ended June 30, 2024. As of June 30, 2024, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
The Company may elect the fair value option of accounting for an investment that would otherwise be accounted for under the equity method. The fair value option election allows an entity to make an irrevocable election of fair value for certain financial assets and liabilities on an instrument-by-instrument basis at the initial or subsequent measurement. The decision to elect the fair value option must be applied to an entire instrument and is irrevocable once elected. Under the fair value option, the Company records its share of the changes to fair value of the investment through gain (loss) on investments and other in the consolidated statements of operations. On June 30, 2023, the Company elected the fair value option method to account for its investment in the Espresso joint venture. Refer to Note 4 “Investment in Unconsolidated Ventures” and Note 10 “Fair Value” for further discussion.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	June 30, 2024 (Unaudited)	December 31, 2023
Cash and cash equivalents	$82,214	$85,037
Restricted cash	6,225	7,906
Total cash, cash equivalents and restricted cash	$88,439	$92,943
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment which are included in operating real estate, net on the Company’s consolidated balance sheets. As of June 30, 2024, furniture, fixtures and equipment under finance leases totaled $0.3 million. The leased equipment is amortized on a straight-line basis. Payments for finance leases totaled $42,268 and $58,140 for the six months ended June 30, 2024 and 2023, respectively.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

July 1 through December 31, 2024	$37
Years Ending December 31:
2025	$75
2026	70
2027	55
2028	42
Thereafter	36
Total minimum lease payments	$315
Less: Amount representing interest	(61)
Present value of minimum lease payments	$254
The weighted average interest rate related to the finance lease obligations is 8.5% with a weighted average lease term of 4.6 years.
As of June 30, 2024, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
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
As of June 30, 2024, the Company did not have any assets classified as held for sale. As of December 31, 2023, the Company had one property within the Rochester portfolio classified as held for sale, which was sold in February 2024.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Intangible assets, net, as presented on the consolidated balance sheets relate to the Company’s in-place lease values for the Company’s four net lease properties. The following table presents intangible assets, net (dollars in thousands):

	June 30, 2024 (Unaudited)	December 31, 2023
In-place lease value	$120,149	$120,149
Less: Accumulated amortization	(118,401)	(118,233)
Intangible assets, net	$1,748	$1,916
During the three months ended June 30, 2024 and 2023, the Company recorded $0.1 million of amortization expense for in-place leases. During the six months ended June 30, 2024 and 2023, the Company recorded $0.2 million of amortization expense for in-place leases.
The following table presents future amortization of in-place lease value (dollars in thousands):

July 1 through December 31, 2024	$169
Years Ending December 31:
2025	337
2026	337
2027	337
2028	337
Thereafter	231
Total	$1,748
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
The Company has interest rate caps that have not been designated for hedge accounting. The fair value of the Company's interest rate caps totaled $0.1 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively, and are included in other assets on the consolidated balance sheets. Changes in fair value of derivatives have been recorded in gain (loss) on investments and other in the consolidated statements of operations. Changes in fair value of derivative were $0.1 million losses for the three months ended June 30, 2024 and de minimis for the three months ended June 30, 2023. For the six months ended June 30, 2024 and 2023 the Company recognized change in fair value losses totaling $0.3 million and $0.2 million, respectively.
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
Beginning in February 2021, the operator of the Company’s four net lease properties failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the foreseeable future. On March 27, 2023, the Company entered into a lease forbearance and modification agreement (the “Forbearance Agreement”) with the existing operator, pursuant to which, among other things, the Company will be entitled to receive all cash flow in excess of permitted expenses, and be required to fund any operating deficits, through 2025, subject to the terms and conditions thereof. The Company received and recorded rental income related to its net lease properties of $0.4 million during the three and six months ended June 30, 2024 and $0.3 million during the three and six months ended June 30, 2023.
For the three months ended June 30, 2024 and 2023, total property and other revenue includes variable lease revenue of $3.6 million. For the six months ended June 30, 2024 and 2023, total property and other revenue includes variable lease revenue of $7.1 million. Variable lease revenue includes ancillary services provided to residents, as well as non-recurring services and fees at the Company’s operating facilities.
Impairment on Operating Real Estate and Investments in Unconsolidated Ventures
Operating Real Estate and Assets Held for Sale
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value may be impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate and healthcare sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded as impairment loss in the consolidated statements of operations.
Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal cost, with any write-down to disposal cost recorded as an impairment loss. For any increase in fair value less disposal cost subsequent to classification as held for sale, the impairment may be reversed, but only up to the amount of cumulative loss previously recognized.
The Company considered the potential impact of the lasting effects of inflation, elevated interest rates, risk of recession and other economic conditions on the future net operating income of its real estate held for investment as an indicator of impairment. Fair values were estimated based upon the income capitalization approach, using net operating income for each property and applying indicative capitalization rates.
During the six months ended June 30, 2024, the Company recorded impairment losses on its operating real estate totaling $3.5 million, including impairment losses of $3.0 million for the Company’s Oak Cottage property as a result of lower operating margins and projected future cash flows and $0.4 million of impairment losses for property damage sustained by facilities within the Winterfell and Aqua portfolios. Additionally, the Company recorded impairment losses to reflect the market value of a land parcel within the Rochester portfolio that was sold in May 2024.
During the six months ended June 30, 2023, the Company recorded impairment losses on its operating real estate totaling $38.7 million, including impairment losses of $38.6 million for five facilities within the Rochester Sub-Portfolio (as defined in Note 5, “Borrowings”) as a result of revised holding period assumptions. Additionally, the Company recorded impairment losses totaling $0.1 million for a land parcel within the Rochester portfolio as a result of a lower estimated market value.
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
During the six months ended June 30, 2024, the Company did not record impairment on its investments in unconsolidated ventures.
During the six months ended June 30, 2023, the Company impaired its investment in the Espresso joint venture by $4.7 million, which reduced the carrying value of its investment to $3.1 million as of June 30, 2023. The Company’s assessment for the fair value of its investment took into consideration the joint venture’s remaining assets and estimated future cash distributions, less transaction and wind down costs. Upon impairing its investment, the Company elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023.
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
As of June 30, 2024, the Company has not recorded an allowance for credit losses on its receivables.
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
The Company recorded an income tax expense of $19,000 and $39,000 for the three and six months ended June 30, 2024, respectively. The Company recorded an income tax expense of approximately $11,000 and $26,000 for the three and six months ended June 30, 2023, respectively.
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
The components of the Company’s deferred tax assets as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024 (Unaudited)	December 31, 2023
Fixed assets and other	$628	$656
Net operating losses	16,229	15,827
Total deferred tax assets	$16,857	$16,483
Valuation allowance	(16,857)	(16,483)
Net deferred income tax assets	$—	$—
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
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	June 30, 2024 (Unaudited)	December 31, 2023
Land	$115,225	$115,758
Land improvements	13,459	12,705
Buildings and improvements	866,971	861,452
Tenant improvements	372	372
Construction in progress	279	5,493
Furniture, fixtures and equipment	96,844	93,373
Subtotal	$1,093,150	$1,089,153
Less: Accumulated depreciation	(285,635)	(267,883)
Operating real estate, net	$807,515	$821,270
For the three and six months ended June 30, 2024, depreciation expense was $8.9 million and $17.8 million, respectively. For the three and six months ended June 30, 2023, depreciation expense was $9.7 million and $19.3 million, respectively.
Within the table above, operating real estate has been reduced by accumulated impairment losses of $166.3 million and $162.9 million as of June 30, 2024 and December 31, 2023, respectively. Impairment losses, as presented on the consolidated statements of operations, for the Company’s operating real estate and properties held for sale totaled $3.0 million and $3.5 million for the three and six months ended June 30, 2024, respectively, and $38.7 million for the three and six months ended June 30, 2023. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the operators and managers of the Company’s operating real estate (dollars in thousands):

	As of June 30, 2024		Six Months Ended June 30, 2024
Operator / Manager	Properties Under Management	Units Under Management	Property and Other Revenues	% of Total Property and Other Revenues
Solstice Senior Living	32	3,969	$68,355	69.0%
Watermark Retirement Communities(1)	6	723	14,612	14.9%
Arete Living(2)	5	453	11,609	11.7%
Integral Senior Living	1	40	2,316	2.3%
Arcadia Management(3)	4	564	406	0.4%
Other(4)	—	—	1,712	1.7%
Total	48	5,749	$99,010	100.0%
______________________________________
(1)Property count and units exclude the properties within the Rochester Sub-Portfolio, which were placed into a receivership in October 2023.
(2)Formerly known as Avamere Health Services.
(3)Revenues represent rental income received and recognized from the operator of the Company’s net lease investments.
(4)Consists primarily of interest income earned on corporate-level cash and cash equivalents.
Rochester Sub-Portfolio
As a result of the mortgage loan payment defaults in July 2023, on October 30, 2023, the Rochester Sub-Portfolio (as defined in Note 5, “Borrowings”) was placed into a receivership. The receiver now has effective control of the properties until ownership of the properties transfers to the lender or its designee.
As a result of the loss of control, the Company discontinued recognizing revenues and expenses related to the Rochester Sub-Portfolio as of October 30, 2023 and derecognized the properties and related assets from the Company’s financial statements, which resulted in a $59.0 million loss recognized in accordance with ASC 610-20, “Gains and Losses from the Derecognition of Nonfinancial Assets” during the year ended December 31, 2023.
Arbors Portfolio
Beginning in February 2021, Arcadia Management, the operator of the Company’s four net lease properties in the Arbors portfolio, failed to remit contractual monthly rent obligations. The Company deemed it not probable that these obligations will be satisfied in the foreseeable future and began recognizing rental income as received on a cash basis. During the three and six months ended June 30, 2024, the Company received and recorded rent of $0.4 million, related to its net lease properties.
4. Investments in Unconsolidated Ventures
The Company’s investments in unconsolidated ventures are accounted for under the equity method or fair value option. The following table presents the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value
Portfolio	Acquisition Date	Ownership	June 30, 2024 (Unaudited)	December 31, 2023
Trilogy	Dec-2015	24.0%	$124,244	$122,339
Solstice	Jul-2017	20.0%	392	468
Espresso	Jul-2015	36.7%	142	142
Investments in Unconsolidated Ventures			$124,778	$122,949
Trilogy
Trilogy Investors, LLC (“Trilogy”) indirectly owns 126 integrated senior health campuses located in the Midwest, which are all operating properties managed pursuant to a management agreement with Trilogy Management Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. Affiliates of American Healthcare REIT, Inc.(“AHR”) own the remaining 76.0% of Trilogy.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company has entered into an agreement giving AHR the right to purchase the Company’s ownership interests in Trilogy at any time prior to September 30, 2025, assuming AHR exercises all of its extension options and subject to satisfaction of certain closing conditions, for a purchase price that currently ranges from $247 million to up to $260 million depending upon the purchase price consideration, timing of the closing and certain additional fees that AHR may pay the Company in the interim.
During the six months ended June 30, 2024, the Company received non-refundable fees from AHR totaling $1.5 million and may receive additional fees in the future. The fees received will reduce the purchase price consideration if AHR exercises its right to purchase the Company’s ownership interests in Trilogy. If AHR does not purchase the Company’s ownership interests in Trilogy, or terminates the agreement, the Company will recognize the fees as other income in the consolidated statements of operations upon the termination of the purchase agreement. Accordingly, although the fees are non-refundable, the fees have been accounted for as pending deal deposits and classified as other liabilities on the Company’s consolidated balance sheet as of June 30, 2024. For additional information on the terms of the agreement, refer to “Our Investments: Unconsolidated Investments” included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Solstice
Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio, is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILF, ALF and MCF founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.
Espresso
During the year ended December 31, 2023, the Espresso joint venture completed the sale of its remaining sub-portfolios. The Company’s elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023. As of June 30, 2024, the remaining carrying value represents the Company’s proportionate share of available cash, less wind down costs and other expenses.
The following table presents the results of the Company’s investment in unconsolidated ventures (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Trilogy	$853	$—	$909	$2,334	$1,905	$—	$600	$4,668
Solstice	(38)	—	(31)	—	(76)	—	(60)	—
Espresso(1)	—	—	9,119	19,444	—	—	9,228	19,444
Investments sold	—	—	(12,543)	—	—	—	(16,236)	—
Total	$815	$—	$(2,546)	$21,778	$1,829	$—	$(6,468)	$24,112
_______________________________________
(1) The Company elected the fair value option to account for the joint venture on June 30, 2023, which resulted in no equity in earnings (losses) recorded subsequent to the accounting policy election.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. Borrowings
The following table presents the Company’s mortgage notes payable (dollars in thousands):

				June 30, 2024 (Unaudited)		December 31, 2023
	Recourse vs. Non-Recourse(1)	Initial Maturity	Contractual Interest Rate(2)	Principal Amount(3)	Carrying Value(3)	Principal Amount(3)	Carrying Value(3)

Aqua Portfolio
Frisco, TX	Non-recourse	Feb 2026	SOFR + 2.91%	$26,000	$25,762	$26,000	$25,694
Milford, OH	Non-recourse	Sep 2026	SOFR + 2.79%	18,096	17,973	18,173	18,015
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	17,091	17,076	17,470	17,448
Rochester, NY(4)	Non-recourse	Jul 2023	SOFR + 2.45%	99,786	99,786	99,786	99,786
Rochester, NY(5)	Non-recourse	Repaid	SOFR + 2.93%	—	—	10,874	10,853
Arbors Portfolio(6)
Various locations	Non-recourse	Feb 2025	3.99%	80,356	80,257	81,397	81,209
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun 2025	4.17%	576,830	573,747	583,471	578,694
Pacific Northwest Portfolio(8)
Various locations	Non-recourse	Feb 2027	4.66%	66,019	65,822	66,691	66,455
Mortgage notes payable, net				$884,178	$880,423	$903,862	$898,154
_______________________________________
(1)Subject to non-recourse carve-outs.
(2)Floating-rate borrowings total $143.9 million of principal outstanding and reference one-month of the Secured Overnight Financing Rate (“SOFR”).
(3)The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings, other than for the Winterfell portfolio, which is attributable to below market debt intangibles.
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
(8)Formerly known as the Avamere portfolio. Composed of five individual mortgage notes payable secured by five healthcare real estate properties, cross-collateralized and subject to cross-default.
The following table presents future scheduled principal payments on mortgage notes payable based on initial maturity as of June 30, 2024 (dollars in thousands):

July 1 through December 31, 2024(1)	$108,890
Years Ending December 31:
2025	667,741
2026	45,151
2027	62,396
Total	$884,178
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
Once legal ownership of the Rochester Sub-Portfolio transfers and the obligations under the Rochester Sub-Portfolio Loan are extinguished, the Company expects to recognize a gain related to the debt extinguishment in accordance with ASC 470, “Debt.” However, until the extinguishment occurs, default interest expense and any other expenses related to the Rochester Sub-Portfolio Loan will continue to accrue. As of June 30, 2024, $99.8 million of outstanding mortgage debt and $14.1 million of accrued interest expense were included on the Company's consolidated balance sheets related to the Rochester Sub-Portfolio Loan.
Arbors Portfolio
Beginning in February 2021, the operator of the four net lease properties in the Arbors portfolio was unable to satisfy its obligations under its leases and began remitting rent based on its available cash after satisfying property-level expenses, which resulted in a default under the four cross-defaulted and cross-collateralized mortgage notes secured by the Arbor portfolio (the “Arbors Loan”). On March 27, 2023, with consent of the lender, the Company entered into a forbearance agreement relating to the lease defaults. During the six months ended June 30, 2024, cash flow, net of expenses, paid by the operator of the Arbors portfolio to the Company in accordance with the forbearance agreement was not sufficient to cover related debt service on the Arbors Loan and the Company used $2.3 million of cash reserves to pay contractual debt service on the Arbors Loan. As of June 30, 2024, the Company is current with all payment obligations under the Arbors Loan. The Arbors Loan matures in February 2025 and is non-recourse to the Company, subject to limited customary exceptions. The Company will continue to monitor the operator of the Arbors portfolio’s performance and cash flows closely, as well as evaluate options for this portfolio.
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
Investments in Unconsolidated Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the six months ended June 30, 2024, the Company recognized property management fee expense of $3.5 million payable to Solstice related to the Winterfell portfolio.
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
Pursuant to the Plan, as of June 30, 2024, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 300,333 restricted stock units totaling $1.3 million and $1.0 million, respectively, based on the share price on the date of each grant.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Company recognized equity-based compensation expense of $56,250 and $56,875 for the three months ended June 30, 2024 and 2023, respectively, and $112,500 and $113,750 for the six months ended June 30, 2024 and 2023, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted stock units totaled $382,500 and $240,000 as of June 30, 2024 and December 31, 2023, respectively. Unvested restricted stock units totaled 140,106 and 77,741 as of June 30, 2024 and December 31, 2023, respectively.
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
9. Non-controlling Interests
Operating Partnership
Non-controlling interests included the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests was based on the limited partners’ ownership percentage of the Operating Partnership. As a result of the Sale of Minority Interests on June 9, 2023, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, is 100%. Income (loss) allocated to the Operating Partnership non-controlling interests for the period prior to June 9, 2023 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.1 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.2 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively.

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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2024 (Unaudited)			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Derivative assets - interest rate caps	$—	$87	$—	$—	$433	$—
Investment in Espresso joint venture	—	—	142	—	—	142
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
Investment in Espresso Joint Venture
During the year ended December 31, 2023, the Espresso joint venture completed the sale of its remaining sub-portfolios. The Company’s assessment of fair value for its unconsolidated investment in the Espresso joint venture took into consideration its proportionate share of available cash, less wind down costs and other expenses. The Company believes the assessment of fair value to be reasonable as of June 30, 2024 and did not make any fair value adjustments during the six months ended June 30, 2024.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	June 30, 2024 (Unaudited)			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial liabilities:(1)
Mortgage notes payable, net	$884,178	$880,423	$830,531	$903,862	$898,154	$842,559
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
The following table summarizes the fair value and impairment losses of Level 3 assets which have been measured at fair value on a nonrecurring basis at the time of impairment during the periods presented (dollars in thousands):

	Six Months Ended		Year Ended
	June 30, 2024 (Unaudited)		December 31, 2023
	Fair Value	Impairment Losses(1)	Fair Value	Impairment Losses(1)
Operating real estate, net	$12,191	$3,000	$56,718	$44,294
Investments in unconsolidated ventures	—	—	3,075	4,728
Assets held for sale	495	39	11,611	355
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
Assets Held For Sale
Assets held for sale are carried at the lower of amortized cost or fair value. Assets held for sale that were written down to fair value were generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, the fair value of assets held for sale is reduced for estimated selling costs. In March 2024, the Company classified one land parcel within the Rochester portfolio as held for sale, which was sold in May 2024. As of December 31, 2023, the Company classified one operating real estate property within the Rochester portfolio as held for sale, which was sold in February 2024.

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
The following tables present the NOI of the Company’s direct operating investments and direct net lease investments segments and the Company's proportionate share of the NOI generated by the joint ventures of its unconsolidated investments segment (dollars in thousands):

	Direct Investments
Three Months Ended June 30, 2024	Net Lease	Operating	Unconsolidated Investments	Non-Segment(2)	Adjustments(3)	Total(4)
Property and other revenues(1)	$406	$49,020	$93,138	$832	$(93,138)	$50,258
Property operating expenses	—	(32,412)	(82,298)	—	82,298	(32,412)
Net operating income	$406	$16,608	$10,840	$832	$(10,840)	$17,846

Interest expense						(12,625)
Transaction costs						(21)
General and administrative expenses						(3,149)
Depreciation and amortization						(9,029)
Impairment loss						(3,004)
Other income (expense), net						(916)
Gain (loss) on investments and other						(140)
Equity in earnings (losses) of unconsolidated ventures						815
Income tax expense						(19)
Net income (loss)						$(10,242)
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Three Months Ended June 30, 2023	Net Lease	Operating	Unconsolidated Investments(2)	Non-Segment(3)	Adjustments(4)	Total(5)
Property and other revenues(1)	$341	$50,066	$89,899	$1,096	$(89,899)	$51,503
Property operating expenses	—	(35,026)	(78,185)	—	78,185	(35,026)
Net operating income	$341	$15,040	$11,714	$1,096	$(11,714)	$16,477

Interest expense						(11,534)
Transaction costs						—
General and administrative expenses						(3,593)
Depreciation and amortization						(9,808)
Impairment loss						(43,422)
Other income (expense), net						70
Gain (loss) on investments and other						(4,647)
Equity in earnings (losses) of unconsolidated ventures						(2,546)
Income tax expense						(11)
Net income (loss)						$(59,014)
_______________________________________
(1)Includes rental income received from net lease properties, if any, as well as resident room and care charges, ancillary service fees and other related revenue earned from operating properties.
(2)Includes activity from investments sold.
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
(5)Non-NOI items are not allocated to individual segments for purposes of assessing segment performance.

	Direct Investments
Six Months Ended June 30, 2024	Net Lease	Operating	Unconsolidated Investments	Non-Segment(2)	Adjustments(3)	Total(4)
Property and other revenues(1)	$406	$96,891	$185,159	$1,713	$(185,159)	$99,010
Property operating expenses	—	(65,793)	(164,197)	—	164,197	(65,793)
Net operating income	$406	$31,098	$20,962	$1,713	$(20,962)	$33,217

Interest expense						(25,487)
Transaction costs						(37)
General and administrative expenses						(6,476)
Depreciation and amortization						(17,930)
Impairment loss						(3,460)
Other income (expense), net						84
Gain (loss) on investments and other						10
Equity in earnings (losses) of unconsolidated ventures						1,829
Income tax expense						(39)
Net income (loss)						$(18,289)
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Direct Investments
Six Months Ended June 30, 2023	Net Lease	Operating	Unconsolidated Investments(2)	Non-Segment(3)	Adjustments(4)	Total(5)
Property and other revenues(1)	$341	$98,915	$184,554	$1,815	$(184,554)	$101,071
Property operating expenses	—	(70,103)	(159,800)	—	159,800	(70,103)
Net operating income	$341	$28,812	$24,754	$1,815	$(24,754)	$30,968

Interest expense						(22,893)
Transaction costs						(97)
General and administrative expenses						(7,503)
Depreciation and amortization						(19,457)
Impairment loss						(43,422)
Other income (expense), net						202
Gain (loss) on investments and other						(4,315)
Equity in earnings (losses) of unconsolidated ventures						(6,468)
Income tax expense						(26)
Net income (loss)						$(73,011)
_______________________________________
(1)Includes rental income received from net lease properties, if any, as well as resident room and care charges, ancillary service fees and other related revenue earned from operating properties.
(2)Includes activity from investments sold.
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
(5)Non-NOI items are not allocated to individual segments for purposes of assessing segment performance.
The following table presents total assets by segment (dollars in thousands):

	Direct Investments
Total Assets:	Net Lease	Operating	Unconsolidated Investments	Non-Segment(1)	Total
June 30, 2024	$72,259	$761,146	$124,778	$69,606	$1,027,789
December 31, 2023	74,655	787,925	122,949	73,890	1,059,419
______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.
The Company’s capital expenditures for its direct operating investments totaled $4.1 million and $7.3 million for the three months ended June 30, 2024 and 2023, respectively, and $7.0 million and $11.1 million for the six months ended June 30, 2024 and 2023, respectively. The Company did not have capital expenditures for its other reportable segments during the three and six months ended June 30, 2024 and 2023.
12. Commitments and Contingencies
As of June 30, 2024, the Company believes there are no material unrecorded contingencies that would affect its results of operations, cash flows or financial position.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of June 30, 2024, the Company has an accrued reserve of $0.6 million, inclusive of legal fees, relating to a resolution of claims against a manager of one of the Company’s direct operating investments, for which the Company has indemnification obligations under the management agreement.
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
13.    Subsequent Events
There were no material events which have occurred subsequent to June 30, 2024 through the issuance of the consolidated financial statements.

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
Market Update
Seniors Housing Fundamentals
Current market conditions impacting property-level performance are generally favorable. Average occupancy for the senior housing industry increased for the twelfth consecutive quarter, to 85.9% for the second quarter of 2024, up 50 basis points from the previous quarter, and still remains below the pre-pandemic average of 87.1% in March 2020. The 80+ population, a key demographic for seniors housing, is expected to grow by 24% through 2028. Supply and demand fundamentals remain strong, with occupied senior housing units increasing 4.4% from the second quarter of 2023, while unit inventory growth was a modest 1.5% year-over-year. Senior housing construction in the second quarter 2024 saw the fewest senior housing units under construction since third quarter 2014, and the fewest construction starts since the second quarter of 2009. Access to capital and cost of capital, as well as construction costs, remain significant headwinds to senior housing development (sources: NIC MAP Vision 2Q2024 Market Fundamentals Report, NIC MAP Vision: December 2023).
Seniors Housing Transactions
Current market conditions affecting transactions, including asset sales, remain challenging. The current state of the public and private capital markets have been affected by a general tightening of availability of credit (including the price, terms and conditions under which financing can be obtained), elevated interest rates and a general decrease in liquidity in the healthcare lending markets, which has resulted in higher capitalization rates, adversely impacting property values and limiting transaction activity. When interest rates come down, we believe capital markets conditions will improve. During the six months ended June 30, 2024, transaction volume increased 28% to 176 transactions as compared to the corresponding period of the prior year (Berkadia Senior Housing & Healthcare Mid-Year Commentary Report). We will continue to monitor the interest rate environment and related impact on the capital markets and transaction activity, so we are well positioned to execute on our disposition strategy as and when more compelling opportunities become available.
Liquidity Update
We have not announced or adopted a plan for liquidation and are not required to liquidate by any specified date. We do not have a stated term for a liquidity event, as we believe setting a finite date for a possible, but uncertain, future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our shareholders. If market conditions improve, we will then proceed with a general plan to sell assets, while also exploring potential merger transactions in which the whole company would be acquired.
Although we have approximately $92.3 million of unrestricted cash as of August 8, 2024, liquidity reserves may be required to fund discretionary capital expenditures, debt amortization and potentially to refinance indebtedness. If we do not have sufficient capital available to fund our obligations, we may be unable to position properties to maximize value.
Based on the current forecasted cash flow of our investments and cash needs to operate our business, we do not anticipate paying recurring dividends or resuming our share repurchase program. Instead, the board of directors will evaluate special distributions in connection with any future sales and other realizations of investments on a case-by-case basis based on, among other factors, current and projected liquidity needs.
Business Update
Operating Performance
The following is a summary of the performance of our investment segments for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. For additional information on financial results, refer to “—Results of Operations.”
Direct Operating Investments
The following table presents a summary of average occupancy of our direct operating investments by property manager:

		Three Months Ended June 30,			Six Months Ended June 30,
Manager	Units Under Management	2024	2023	Change	2024	2023	Change
Solstice Senior Living	3,969	89.8%	87.5%	2.3%	89.5%	87.1%	2.4%
Watermark Retirement Communities(1)	723	87.0%	87.5%	(0.5)%	86.7%	88.0%	(1.3)%
Arete Living(2)	453	91.0%	88.7%	2.3%	90.3%	89.3%	1.0%
Integral Senior Living	40	77.5%	84.5%	(7.0)%	76.9%	89.1%	(12.2)%
Direct Operating Investments	5,185	89.4%	87.6%	1.8%	89.0%	87.4%	1.6%
_______________________________________
(1)Average quarterly occupancy excludes properties sold and the Rochester Sub-Portfolio (as defined in “—Results of Operations”).
(2)Formerly known as Avamere Health Services.

NOI is a supplemental non-GAAP financial measure of our operating performance. The following table presents the NOI of our direct operating investments (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
Property and other revenues(1)
Resident fee income	$12,472	$11,839	5.3%	$24,768	$23,689	4.6%
Rental income	36,468	33,080	10.2%	71,877	65,118	10.4%
Other revenue	80	—	NA	96	—	NA
Total property and other revenues	49,020	44,919	9.1%	96,741	88,807	8.9%
Property operating expenses(1)
Salaries and wages	15,472	15,136	2.2%	31,074	30,090	3.3%
Utilities	2,676	2,463	8.6%	5,957	5,489	8.5%
Food and beverage	2,491	2,390	4.2%	5,016	4,719	6.3%
Repairs and maintenance	3,500	3,145	11.3%	7,005	6,107	14.7%
Property taxes	2,377	2,293	3.7%	4,729	4,839	(2.3)%
Property management fee	2,527	2,228	13.4%	4,958	4,426	12.0%
Marketing	1,239	1,275	(2.8)%	2,369	2,345	1.0%
Insurance	1,065	804	32.5%	2,318	1,601	44.8%
All other expenses	1,058	1,036	2.1%	2,245	1,951	15.1%
Total property operating expenses	32,405	30,770	5.3%	65,671	61,567	6.7%
Same store NOI(1)	$16,615	$14,149	17.4%	$31,070	$27,240	14.1%
Non-same store NOI	$(7)	$891	(100.8)%	$28	$1,572	(98.2)%
Total direct operating investments NOI(2)	$16,608	$15,040	10.4%	$31,098	$28,812	7.9%
_______________________________________
(1)Same store excludes revenues and expense of properties sold and the Rochester Sub-Portfolio (as defined in “—Results of Operations”).
(2)For a reconciliation of our direct operating investments segment NOI to segment net income (loss) as presented in accordance with U.S. GAAP in our consolidated financial statements for the three and six months ended June 30, 2024 and 2023, refer to “—Non-GAAP Financial Measures.”
During the three and six months ended June 30, 2024, the average occupancy for our direct operating investments improved by 1.8% and 1.6%, respectively, as compared to the corresponding periods of the prior year to 89.4% and 89.0%, respectively. The favorable senior housing market conditions and our investment of capital to enhance the facilities of our properties contributed to the increase in occupancy. With the properties approaching stabilized occupancy levels, the managers of our direct operating investments have been focused on implementing resident rate increases and generating higher revenues, which outpaced the impact of inflation on variable operating costs over the same period. While certain operating expenses remain elevated, in particular, insurance costs, same store NOI continued to trend positively, increasing 17.4% and 14.1% during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods of the prior year.
Direct Net Lease Investments
Beginning in February 2021, the operator of the four net lease properties in our Arbors portfolio has been unable to satisfy its obligations under its leases. In accordance with a forbearance and modification agreement entered into in March 2023, the operator remits rent based on the properties’ available cash after satisfying property-level expenses.
Despite occupancy and resident rate improvements realized throughout 2024 to date, the portfolio’s continued sub-optimal occupancy levels and rising operating expenses resulted in limited cash flow paid to us in accordance with the operator’s forbearance agreement. We continue to monitor the operator’s performance and cash flows closely, as well as evaluate potential options for this portfolio.
The following table presents the rental income, cash reserves used to service the debt obligations for our Arbors portfolio and average resident occupancy of the underlying properties (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental income	$406	$341	$406	$341
Cash reserves used to fund debt service payments, including principal amortization	813	948	2,270	2,342
Average occupancy	76.4%	73.0%	75.7%	73.0%

Unconsolidated Investments
We have made investments in minority, non-controlling interests in joint ventures, which own healthcare real estate and related assets. As of June 30, 2024, our investment in Trilogy (as defined in “—Our Investments”), is our most significant remaining unconsolidated investment. The following table presents a summary of the Trilogy joint venture’s financial results (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
Property and other revenues
Total property and other revenues	$386,616	$362,100	6.8%	$771,835	$716,521	7.7%
Expenses
Property operating expenses	341,294	321,560	6.1%	683,826	642,576	6.4%
Interest expense	21,819	18,793	16.1%	41,428	36,352	14.0%
Administrative, transaction & other	2	—	NA	212	82	158.5%
Depreciation and amortization	17,049	17,633	(3.3)%	33,649	35,192	(4.4)%
Total expenses	380,164	357,986	6.2%	759,115	714,202	6.3%
Other income (expense), net	(1,034)	(113)	815.0%	(2,239)	(419)	434.4%
Other gains (losses)	(1,863)	(138)	1250.0%	(2,507)	647	(487.5)%
Net income (loss)	$3,555	$3,863	(8.0)%	$7,974	$2,547	213.1%
Our ownership %	24.0%	23.4%		24.0%	23.4%
Equity in earnings (losses)	$853	$909	(6.2)%	$1,905	$600	217.5%
Occupancy recovery at Trilogy’s integrated senior health campuses continued throughout 2024 to date, and coupled with higher resident rates, resulted in revenue growth, which has outpaced the rise in operating costs. While operating income improved during the three and six months ended June 30, 2024 as compared to the corresponding periods of the prior year, Trilogy’s debt repayments and other financing initiatives have impacted cash flow available to be distributed to its investors. We have not received any distributions from the joint venture in 2024 to date, as compared to distributions of $2.3 million and $4.7 million received during the three and six months ended June 30, 2023, respectively.
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

The following table presents a summary of investments as of June 30, 2024 (dollars in thousands):

		Properties(1)
Investment Type / Portfolio	Amount(2)	ILF	ALF	MCF	Integrated Campus	Total	Locations	Ownership Interest
Direct Operating Investments
Winterfell	$751,146	32	—	—	—	32	12 U.S. States	100.0%
Pacific Northwest(3)	95,487	—	5	—	—	5	Washington/Oregon	100.0%
Aqua	85,515	2	1	1	—	4	Texas/Ohio	97.0%
Rochester(4)	46,949	1	1	—	—	2	New York	97.0%
Oak Cottage	15,738	—	—	1	—	1	California	100.0%
Subtotal	$994,835	35	7	2	—	44

Direct Net Lease Investments
Arbors	$98,315	—	4	—	—	4	New York	100.0%
Total Direct Operating/Net Lease Investments	$1,093,150	35	11	2	—	48

Unconsolidated Investments
Trilogy(5)	$124,244	—	—	—	126	126	4 U.S. States	24.0%
Solstice	392	—	—	—	—	—		20.0%
Total Unconsolidated Investments	$124,636	—	—	—	126	126

Total Investments	$1,217,786	35	11	2	126	174
_______________________________________
(1)Classification based on predominant services provided, but may include other services.
(2)For direct operating investments and direct net lease investments, amount represents gross real estate carrying value, net of impairment, before accumulated depreciation as presented in our consolidated financial statements as of June 30, 2024. For unconsolidated investments, amount represents the carrying value of the investments in unconsolidated ventures as presented in our consolidated financial statements as of June 30, 2024. For additional information, refer to “Note 3, Operating Real Estate” and “Note 4, Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements.”
(3)Formerly known as the Avamere portfolio.
(4)Excludes the Rochester Sub-Portfolio (as defined in “—Results of Operations”).
(5)Property count includes properties owned and leased by the joint venture and excludes its institutional pharmacy and therapy businesses.
Our investments include the following types of properties:
•Independent living facilities. ILFs are properties with central dining facilities that provide services that include security, housekeeping, nutrition and laundry services. ILFs are designed specifically for independent seniors who are able to live on their own, but desire the security and conveniences of community living. ILFs typically offer several services covered under a regular monthly fee. Fees at these communities are paid from private sources. As of June 30, 2024, we had 35 ILFs in our direct operating investments segment.
•Assisted living facilities. ALFs provide services that include minimal assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services may be bundled within one monthly fee or based on the care needs of the resident and usually include meals and dining, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance. Revenues generated by ALFs primarily come from private pay sources, including private insurance, and government reimbursement programs, such as Medicaid, to a lesser extent. As of June 30, 2024, we had seven properties that are predominantly ALFs in our direct operating investments segment and four properties that are predominantly ALFs in our direct net lease investments segment.
•Memory care facilities. MCFs offer specialized options for seniors with Alzheimer’s disease and other forms of dementia. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment. Residents require a higher level of care and more assistance with activities of daily living than in ALFs. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents. Fees at these communities are paid primarily from private sources and, to a lesser extent, government reimbursement, such as Medicaid. As of June 30, 2024, we had two properties that are predominantly MCFs in our direct operating investments segment.

•Integrated Senior Health Campuses. Provide a range of services in an integrated campus, including those described above for ILFs, ALFs, MCFs, as well as SNFs. SNFs provide services that include daily nursing, therapeutic rehabilitation, social services, housekeeping, nutrition and administrative services for individuals requiring certain assistance for activities in daily living. Revenues generated from Integrated Senior Health Campuses come from government reimbursement programs, including Medicare and Medicaid, as well as private pay sources, including private insurance. As of June 30, 2024, we had 126 Integrated Health Campuses in our unconsolidated investments segment.
Operators and Managers
The following table presents the operators and managers of our direct operating investments, direct net lease investments and our Trilogy unconsolidated investment (dollars in thousands):

	As of June 30, 2024		Six Months Ended June 30, 2024
Operator / Manager	Properties Under Management	Units Under Management	Property and Other Revenues	% of Total Property and Other Revenues
Direct Operating/Net Lease Investments
Solstice Senior Living	32	3,969	$68,355	69.0%
Watermark Retirement Communities(1)	6	723	14,612	14.9%
Arete Living(2)	5	453	11,609	11.7%
Integral Senior Living	1	40	2,316	2.3%
Arcadia Management(3)	4	564	406	0.4%
Other(4)	—	—	1,712	1.7%
Total Direct Operating/Net Lease Investments	48	5,749	$99,010	100.0%
Unconsolidated Investments
Trilogy Management Services(5)	126	14,406	$185,240	N/A
_______________________________________
(1)Property count and units exclude properties sold and the Rochester Sub-Portfolio (as defined in “—Results of Operations”).
(2)Formerly known as Avamere Health Services.
(3)Revenues represent rental income received and recognized from the operator of our net lease investments.
(4)Consists primarily of interest income earned on corporate-level cash and cash equivalents.
(5)The table presents the total properties and licensed beds/units managed by Trilogy Management Services and our 24.0% ownership share of the property and other revenues generated by the Trilogy joint venture.
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
As of June 30, 2024, we had 44 senior housing facilities in our direct operating investments segment with four different managers. The following presents the facilities by property type and geographic location as of June 30, 2024:

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
•5% of monthly gross revenues, subject to certain exclusions
•7% of actual costs of certain capital projects
•Additional fees if net operating income exceeds annual target
•Additional fees if net operating income long-term growth is achieved

Watermark Retirement Communities(1)	Aqua	2	December 2024	•5% of monthly gross revenues, subject to certain exclusions •Eligible for promote in connection with disposition
	Aqua	2	February 2025
	Rochester(2)	2	August 2024
Arete Living(3)	Pacific Northwest(3)	5	January 2025	•4% of monthly gross revenues, plus 3% of monthly net operating income subject to certain exclusions •Additional fees based on net operating income exceeds annual target
Integral Senior Living	Oak Cottage	1	April 2025	•Greater of 5% of monthly gross revenues, subject to certain exclusions, or $12,000 per month •Additional fees if net operating income exceeds annual target
_______________________________________
(1)Affiliates of Watermark also own a 3% non-controlling interest in the Rochester and Aqua portfolios, which may impact various rights and economics under the management agreements.
(2)Property count excludes the properties within the Rochester Sub-Portfolio (as defined in “—Results of Operations”).
(3)The manager of our Pacific Northwest portfolio, formerly known as the Avamere portfolio, is Arete Living, formerly known as Avamere Heath Services.
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

Direct Net Lease Investments
As of June 30, 2024, we had four ALF properties located in New York operated by Arcadia Management under net leases. These leases obligate Arcadia to pay a fixed rental amount and pay all property-level expenses, with a lease term that expires in August 2029. However, Arcadia has been unable to satisfy its obligations under its leases since February 2021, and instead remits rent and pays property-level expenses based on its available cash. On March 27, 2023, we entered into a forbearance agreement with Arcadia, pursuant to which we are entitled to receive all cash flow in excess of permitted expenses, and are required to fund any operating deficits, through 2025, subject to the terms and conditions thereof. As a result, we participate in the risks and rewards of this portfolio similar to our operating properties. If Arcadia performs under the forbearance agreement, it will be entitled to forgiveness of accrued and unpaid rent during the forbearance period and a potential incentive fee tied to disposition of the portfolio above a certain value.
We continue to monitor Arcadia’s performance and cash flows closely, as well as evaluate potential options for this portfolio.
Unconsolidated Investments
As of June 30, 2024, our unconsolidated investment segment primarily consists of our 24.0% interest in Trilogy Investors, LLC, or Trilogy. Trilogy indirectly owns 126 Integrated Senior Health Campuses located in the Midwest, which are all operating properties managed pursuant to a management agreement with Trilogy Management Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. Affiliates of American Healthcare REIT, Inc., or AHR, own the remaining 76.0% of Trilogy.
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
We have entered into an agreement giving AHR the right to purchase our ownership interests in Trilogy at any time prior to September 30, 2025, assuming AHR exercises all of its extension options and subject to satisfaction of certain closing conditions, for a purchase price that currently ranges from $247 million to up to $260 million depending upon the purchase price consideration, timing of the closing and certain additional fees that AHR may pay us in the interim. A minimum of 10% of the purchase price consideration must be paid in cash, with the balance payable in either cash or new Series A Cumulative Convertible Preferred Stock to be issued by AHR in connection with the closing. The portion of the purchase price consideration paid in cash may be subject to a 5% discount if the transaction closes prior to December 31, 2024. In addition, we may be entitled to a supplemental cash payment of $25,600 per day for the period between July 1, 2023 until the closing date, for up to approximately $21 million, reduced by any distributions received from Trilogy by us during the interim period. AHR may terminate the agreement at any time, subject to payment of a termination fee equal to: (i) if terminated prior to the initial outside date, September 30, 2024, $7.8 million, (ii) if extended and terminated prior March 31, 2025, $11.7 million and (iii) if further extended and terminated prior to September 30, 2025, $15.6 million. As a condition to exercising any extension option, AHR must advance any termination fees that have accrued prior to such exercise to the Company. Although there can be no assurance that AHR will consummate the purchase of our interests in Trilogy on these terms, or at all, we believe that this proposed transaction presents an attractive opportunity for us to exit our position in this portfolio in furtherance of our disposition strategy.
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
Impairment
We believe impairment to be a critical accounting estimate based on the nature of our operations and/or because it requires significant management judgment and assumptions. Our investments are reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our investments may be impaired or that carrying value may not be recoverable. In conducting these reviews, we consider macroeconomic factors, including healthcare sector conditions, together with asset and market specific circumstances, among other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying value of the investment over the estimated fair value. Fair values can be estimated based upon the income capitalization approach, using net operating income and applying indicative capitalization and discount rates or sales comparison approach, using what other purchasers and sellers in the market have agreed to as price for comparable investments.
Direct Operating Investments and Direct Net Lease Investments
During the six months ended June 30, 2024, we recorded impairment losses on our operating real estate totaling $3.5 million, including impairment losses of $3.0 million for our Oak Cottage property as a result of lower operating margins and projected future cash flows and $0.4 million of impairment losses for property damage sustained by facilities within our Winterfell and Aqua portfolios. Additionally, we recorded impairment losses to reflect the market value of a land parcel within our Rochester portfolio that was sold in May 2024.
Accumulated impairment losses totaled $166.3 million for operating real estate that we continue to hold as of June 30, 2024. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding impairment recorded in prior years.
Unconsolidated Investments
During the six months ended June 30, 2024, we did not record impairment on our investments in unconsolidated ventures.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 to June 30, 2023 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
Property and other revenues
Resident fee income	$12,472	$11,839	5.3%	$24,768	$23,689	4.6%
Rental income	36,874	38,568	(4.4)%	72,433	75,567	(4.1)%
Other revenue	912	1,096	(16.8)%	1,809	1,815	(0.3)%
Total property and other revenues	50,258	51,503	(2.4)%	99,010	101,071	(2.0)%
Expenses
Property operating expenses	32,412	35,026	(7.5)%	65,793	70,103	(6.1)%
Interest expense	12,625	11,534	9.5%	25,487	22,893	11.3%
Transaction costs	21	—	NA	37	97	(61.9)%
General and administrative expenses	3,149	3,593	(12.4)%	6,476	7,503	(13.7)%
Depreciation and amortization	9,029	9,808	(7.9)%	17,930	19,457	(7.8)%
Impairment loss	3,004	43,422	(93.1)%	3,460	43,422	(92.0)%
Total expenses	60,240	103,383	(41.7)%	119,183	163,475	(27.1)%
Other income (expense), net	(916)	70	(1,408.6)%	84	202	(58.4)%
Gain (loss) on investments and other	(140)	(4,647)	(97.0)%	10	(4,315)	(100.2)%
Equity in earnings (losses) of unconsolidated ventures	815	(2,546)	(132.0)%	1,829	(6,468)	(128.3)%
Income tax expense	(19)	(11)	72.7%	(39)	(26)	50.0%
Net income (loss)	$(10,242)	$(59,014)	(82.6)%	$(18,289)	$(73,011)	(75.0)%
Rochester Sub-Portfolio
In October 2023, as a result of the payment default in July 2023 on seven individual mortgage notes payable, or the Rochester Sub-Portfolio Loan, Fannie Mae, as the lender, filed a complaint seeking the appointment of a receiver and foreclosure on the seven underlying healthcare real estate properties, or the Rochester Sub-Portfolio, and to enforce its rights in its collateral under the loan documents. On October 30, 2023, the properties underlying the Rochester Sub-Portfolio Loan were placed into a receivership. Although we continue to have legal ownership of the Rochester Sub-Portfolio until transferred to Fannie Mae or its designee, the receiver now has effective control of the properties and, as of the date of the receivership order, we discontinued recognizing revenues and expenses related to the Rochester Sub-Portfolio and derecognized the properties and related assets from our financial statements. However, until legal ownership of the Rochester Sub-Portfolio is transferred and the associated debt extinguished, we continue to recognize liabilities associated with the Rochester Sub-Portfolio Loan. As of June 30, 2024, we continue to own all of the properties in the Rochester Sub-Portfolio.
We discontinued recognizing property revenues and expenses for the Rochester Sub-Portfolio as of October 30, 2023, the date of the receivership order. As a result, we did not recognize property revenues and expenses for the Rochester Sub-Portfolio during the three and six months ended June 30, 2024 as compared to a full three and six months of activity presented for the three and six months ended June 30, 2023.

Total Property and Other Revenues
The following table presents total property and other revenues (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
ILF properties	$36,468	$33,080	10.2%	$71,877	$65,118	10.4%
ALF/MCF properties	12,472	11,839	5.3%	24,768	23,689	4.6%
Net lease properties	406	341	19.1%	406	341	19.1%
Same store subtotal	49,346	45,260	9.0%	97,051	89,148	8.9%
Rochester Sub-Portfolio	—	4,739	(100.0)%	—	9,287	(100.0)%
Properties sold	—	408	(100.0)%	150	821	(81.7)%
Other revenue	912	1,096	(16.8)%	1,809	1,815	(0.3)%
Total property and other revenues	$50,258	$51,503	(2.4)%	$99,010	$101,071	(2.0)%
On a same store basis, property and other revenues increased $4.1 million and $7.9 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods of the prior year. Revenues generated by our operating properties increased as a result of improved occupancy and higher market rates for new residents and in-place rates for existing residents. Other revenue, which consists of interest earned on cash and cash equivalents, decreased during the three and six months ended June 30, 2024 as compared to the corresponding periods of the prior year due to lower cash balances in our money market accounts.
Property Operating Expenses
The following table presents property operating expenses (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
ILF properties	$23,345	$21,913	6.5%	$47,254	$44,028	7.3%
ALF/MCF properties	9,060	8,857	2.3%	18,417	17,539	5.0%
Net lease properties	—	—	NA	—	—	NA
Same store subtotal	32,405	30,770	5.3%	65,671	61,567	6.7%
Rochester Sub-Portfolio	—	4,099	(100.0)%	—	8,214	(100.0)%
Properties sold	7	157	(95.5)%	122	322	(62.1)%
Total property operating expenses	$32,412	$35,026	(7.5)%	$65,793	$70,103	(6.1)%
On a same store basis, operating expenses increased $1.6 million and $4.1 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods of the prior year. The increase is primarily due to inflationary pressures significantly impacting all variable operating costs, most notably wages and benefits costs, insurance and utilities. Repairs and maintenance costs have increased in 2024 due to additional scheduled and nonrecurring maintenance projects. In addition, management fees for our Winterfell portfolio increased as a result of revenue growth and additional fees for exceeding performance targets per the terms of the management agreements.

Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
ILF properties	$7,127	$7,269	(2.0)%	$14,289	$14,485	(1.4)%
ALF/MCF properties	1,554	1,317	18.0%	3,118	2,621	19.0%
Net lease properties	856	880	(2.7)%	1,718	1,755	(2.1)%
Same store subtotal	9,537	9,466	0.8%	19,125	18,861	1.4%
Rochester Sub-Portfolio	3,088	1,896	62.9%	6,182	3,656	69.1%
Properties sold	—	172	(100.0)%	180	376	(52.1)%
Total interest expense	$12,625	$11,534	9.5%	$25,487	$22,893	11.3%
On a same store basis, interest expense increased $0.1 million and $0.3 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods of the prior year. Interest expense on our fixed-rate debt declined as a result of continued principal amortization and a decrease in the average mortgage notes principal balances as compared to June 30, 2023. Interest expense on floating-rate debt increased primarily due to a mortgage payable secured by properties within Aqua portfolio converting to a floating-rate loan from a lower yielding fixed-rate loan in February 2024.
Interest expense for the Rochester Sub-Portfolio Loan increased during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods of the prior year due to its floating interest rate and the recognition of default interest, which we will continue to accrue until the loan is extinguished.
Transaction Costs
During the six months ended June 30, 2024, transaction costs consisted primarily of legal and professional fees incurred for corporate strategic initiatives. During the six months ended June 30, 2023, transaction costs consisted of costs incurred in connection with the Internalization and the transition of services and systems previously provided by the Former Advisor.
General and Administrative Expenses
Corporate cost savings of $0.4 million and $1.0 million were realized during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods of the prior year, primarily due to a reduction in corporate insurance premiums and related fees.
Depreciation and Amortization
The following table presents depreciation and amortization (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
ILF properties	$6,703	$6,044	10.9%	$13,308	$11,909	11.7%
ALF/MCF properties	1,642	1,621	1.3%	3,255	3,279	(0.7)%
Net lease properties	684	729	(6.2)%	1,367	1,458	(6.2)%
Same store subtotal	9,029	8,394	7.6%	17,930	16,646	7.7%
Rochester Sub-Portfolio	—	1,319	(100.0)%	—	2,621	(100.0)%
Properties sold	—	95	(100.0)%	—	190	(100.0)%
Total depreciation and amortization	$9,029	$9,808	(7.9)%	$17,930	$19,457	(7.8)%
On a same store basis, depreciation and amortization expense increased $0.6 million and $1.3 million during the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods of the prior year, primarily as a result of additional capital improvements completed at the facilities within our Winterfell portfolio. The increase was partially offset by a decrease in depreciation expense at our net lease properties as a result of impairments recognized during the year ended December 31, 2023, which reduced building depreciation expense for the three and six months ended June 30, 2024.
Impairment Loss
For the three and six months ended June 30, 2024, impairment losses on operating real estate totaled $3.5 million and $3.0 million, respectively. Refer to “—Impairment” for additional discussion.

For the three and six months ended June 30, 2023, we recorded impairment losses on our operating real estate totaling $38.7 million, consisting of $38.6 million for five facilities within our Rochester Sub-Portfolio and $0.1 million for a land parcel within our Rochester portfolio. In addition, we recorded impairment losses on our investment in the Espresso joint venture totaling $4.7 million.
Other Income (Expense), Net
In February 2024, we recognized $1.0 million of consent fees received from AHR, the majority partner of the Trilogy joint venture as other income. During the three months ended June 30, 2024, we reclassified the consent fees to pending deal deposits within other liabilities, which will reduce the purchase price consideration for our ownership interest in the Trilogy joint venture if the purchase is consummated. In addition, facilities within our Pacific Northwest portfolio (formerly known as the Avamere portfolio) received and recognized capital expenditure reimbursements from the state of Oregon’s Long-Term Care Capital Improvement and Emergency Preparedness Program in May 2024.
For the three and six months ended June 30, 2023, other income, net consisted primarily of capital expenditure reimbursements from the state of Oregon’s Long-Term Care Capital Improvement and Emergency Preparedness Program received and recognized by facilities within our Pacific Northwest portfolio (formerly known as the Avamere portfolio).
Gain (Loss) on Investments and Other
In March 2024, we recognized a gain on an insurance settlement within our Winterfell portfolio. The gain was partially offset by fair value adjustments to mortgage interest rate caps recorded during the three and six months ended June 30, 2024 totaling $0.1 million and $0.3 million of losses, respectively.
In June 2023, in connection with the Sale of Minority Interests, we realized a loss totaling $1.3 million, representing the difference between the fair value and carrying value of our investments in the Diversified US/UK and Eclipse joint ventures, which was the consideration exchanged in the transaction for the acquisition of our common stock. In addition, as a result of the Sale of Minority Interests, we reclassified the accumulated foreign currency losses, totaling $3.3 million, related to the Diversified US/UK portfolio, previously recorded through other comprehensive income on the consolidated statements of equity to realized gain (loss) on investments and other.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the equity in earnings (losses) of our unconsolidated ventures (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
Trilogy	$853	$909	(6.2)%	$1,905	$600	217.5%
Solstice	(38)	(31)	22.6%	(76)	(60)	26.7%
Subtotal	815	878	(7.2)%	1,829	540	238.7%
Espresso(1)	—	9,119	(100.0)%	—	9,228	(100.0)%
Investments sold	—	(12,543)	(100.0)%	—	(16,236)	(100.0)%
Total equity in earnings (losses)	$815	$(2,546)	(132.0)%	$1,829	$(6,468)	(128.3)%
_______________________________________
(1) We elected the fair value option to account for the joint venture on June 30, 2023, which resulted in no equity in earnings (losses) recorded subsequent to the accounting policy election.
Excluding investments sold and the Espresso joint venture, equity in earnings (losses) increased $1.3 million during the six months ended June 30, 2024, as compared to the corresponding period of the prior year, due to occupancy gains and operating performance improvements in the Trilogy joint venture. During the three months ended June 30, 2024, equity in earnings (losses), excluding investments sold and the Espresso joint venture, decreased $0.1 million, as compared to the corresponding period of the prior year, due to the Trilogy joint venture recognizing COVID-19 provider relief grant income during the three months ended June 30, 2023.
We did not receive any distributions from our unconsolidated ventures during the three and six months ended June 30, 2024 as compared to $21.8 million and $24.1 million received during the three and six months ended June 30, 2023, respectively, which were primarily from sales transactions in the Espresso joint venture. Distributions from the Trilogy joint venture continue to be limited as a result of debt repayments and other financing initiatives impacting the joint venture’s cash flow available to be distributed to its investors.

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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$(10,145)	$(57,781)	$(18,077)	$(71,707)
Adjustments:
Depreciation and amortization	9,029	9,808	17,930	19,457
Depreciation and amortization related to non-controlling interests	(34)	(74)	(67)	(147)
Depreciation and amortization related to unconsolidated ventures	4,592	4,543	8,634	10,191
(Gain) loss from sales of property	4	—	42	(136)
Gain (loss) from sales of property related to non-controlling interests	—	—	(1)	4
(Gain) loss from sales of property related to unconsolidated ventures	—	(8,152)	—	(7,894)
Impairment losses of depreciable real estate	3,004	38,694	3,460	38,694
Impairment loss on real estate related to non-controlling interests	—	(1,161)	(3)	(1,161)
Impairment losses of depreciable real estate held by unconsolidated ventures	—	7,682	—	7,682
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$6,450	$(6,441)	$11,918	$(5,017)
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$6,450	$(6,441)	$11,918	$(5,017)
Adjustments:
Transaction costs	21	—	37	97
Amortization of premiums, discounts and fees on investments and borrowings	975	1,009	1,980	1,994
(Gain) loss on investments and other	136	4,647	(52)	4,451
Adjustments related to unconsolidated ventures(1)	281	4,454	761	5,813
Adjustments related to non-controlling interests	(5)	(4)	(12)	(1)
Impairment of real estate related investment	—	4,728	—	4,728
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$7,858	$8,393	$14,632	$12,065
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
The following table reconciles net income (loss), computed in accordance with U.S. GAAP, to NOI for our direct operating investments segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Direct Operating Investments
Net income (loss)	$(6,921)	$(43,902)	$(12,938)	$(49,085)
Adjustments:
Income tax expense	19	11	39	26
Gain (loss) on investments and other	140	49	(10)	(283)
Other income, net	(84)	(70)	(84)	(202)
Impairment loss	3,004	38,694	3,460	38,694
Depreciation and amortization	8,345	9,079	16,563	17,999
General and administrative expenses	336	525	297	525
Transaction costs	—	—	2	—
Interest expense	11,769	10,654	23,769	21,138
Net operating income	$16,608	$15,040	$31,098	$28,812
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
Our current primary sources of liquidity include the following: (i) cash on hand; (ii) proceeds from full or partial realization of investments; and (iii) cash flow generated by our investments, both from our operating activities and distributions from our unconsolidated joint ventures.
As of August 8, 2024, we had approximately $92.3 million of unrestricted cash and currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties and rental income from our net lease properties. In addition, we receive distributions from our investments in unconsolidated ventures. Net cash provided by operating activities was $8.7 million for the six months ended June 30, 2024.
We are exposed to various operational risks, including rising labor costs, inflationary pressures and elevated interest rates, at substantially all of our properties. We expect that these factors will continue to materially impact our cash flow generated by our investments.
We have a significant unconsolidated investment in Trilogy, where we have no control over the timing of distributions, if any. Trilogy, similar to our direct operating investments, has been impacted by inflation, elevated interest rates and other economic market conditions, and, as a result, may limit distributions to preserve liquidity.
Borrowings
We typically have financed our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing.
During the six months ended June 30, 2024, we paid $8.8 million and $17.4 million in recurring principal and interest payments, respectively, on borrowings. Excluding the Rochester Sub-Portfolio Loan, we had $784.4 million of consolidated asset-level borrowings outstanding as of June 30, 2024.
We have $674.3 million of borrowings that mature in 2025, including $576.8 million of borrowings collateralized by our Winterfell portfolio. We may be unable to extend or refinance these borrowings without a significant pay down of existing loan balances. If we do not have sufficient capital to pay down existing loan balances, we may be forced to sell assets to generate additional capital or sell the portfolio in advance of the loan maturity. Our ability to refinance these borrowings and/or sell assets will be significantly impacted by market conditions, over which we have no control. Further, given the nature of our assets and the materiality of this portfolio, we may not be able to respond quickly to changes in market conditions. Even if we are able to extend or refinance these borrowings, it will likely be at a significantly higher interest rate.

Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation, excluding indirect leverage held through our unconsolidated joint venture investments and any securitized mortgage obligations to third parties, is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of June 30, 2024, our leverage was 59.8% of our assets, other than intangibles, before deducting non-cash reserves and depreciation.
For additional information regarding our borrowings, including principal repayments, timing of maturities and loans currently in default, refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Note 5, “Borrowings” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
Capital Expenditures Activities
We are responsible for capital expenditures for our operating properties and may also fund capital expenditures for our net lease properties. We have made significant investments in capital expenditures to increase operating income and enhance the overall value of certain properties and in order to maintain market position, functional and operating standards. We will continue to invest going forward, although we expect aggregate spending to decrease in the near-term compared to 2023 and prior years. During the six months ended June 30, 2024, cash used for capital expenditures at our direct investments totaled $7.0 million.
Realization and Disposition of Investments
We will pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return or strategic outcome, improve our liquidity position and generate value for shareholders. We will continue to monitor the interest rate environment and related impact on the capital markets and transaction activity, so we are well positioned to execute on our disposition strategy as and when more compelling opportunities become available.
In addition, we have a significant minority investment in Trilogy with limited ability to influence material decisions, including the disposition of assets. We have entered into an agreement giving AHR the right to purchase our ownership interests in Trilogy at any time prior to September 30, 2025, assuming AHR exercises all of its extension options and subject to satisfaction of certain closing conditions, for a purchase price that currently ranges from $247 million to up to $260 million depending upon the purchase price consideration, timing of the closing and certain additional fees that AHR may pay us in the interim.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
Cash flows provided by (used in):	2024	2023
Operating activities	$8,732	$11,259	$(2,527)
Investing activities	6,535	3,040	3,495
Financing activities	(19,771)	(10,797)	(8,974)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,504)	$3,502	$(8,006)

Operating Activities
Net cash provided by operating activities totaled $8.7 million for the six months ended June 30, 2024 as compared to $11.3 million net cash provided by operating activities for the six months ended June 30, 2023. Operating cash flows in 2024 have benefited from increases in occupancy and rates at our direct operating investments, which resulted in higher rent and resident fees collected, in addition to the Rochester Sub-Portfolio Loan default in July 2023, which has resulted in lower cash interest payments. However, we did not receive any distributions from unconsolidated investments during the six months ended June 30, 2024, which has resulted in a decline in cash flows provided by operating activities compared to the corresponding period in the prior year. During the six months ended June 30, 2023, we classified $10.6 million of distributions received from our unconsolidated investments as operating cash flows.
Investing Activities
Our cash flows from investing activities are primarily proceeds from investment dispositions, including distributions received from our investments in unconsolidated investments that have been classified as investing cash flows, net of any capital expenditures. We continue to invest capital into our operating portfolios in order to maintain market position and enhance overall asset value, although we expect aggregate spending to decrease in the near-term as compared to 2023 and 2022. Net cash provided by investing activities improved to $6.5 million for the six months ended June 30, 2024 as compared to $3.0 million for the six months ended June 30, 2023, primarily as a result of lower capital expenditures. Sales proceeds totaling $12.1 million from the sale of a property within the Rochester portfolio in 2024 offset the decline in distributions received from unconsolidated investment, of which $13.5 million were classified as cash from investing activities for the six months ended June 30, 2023.
Financing Activities
For the six months ended June 30, 2024, net cash used in financing activities were primarily principal amortization and repayments of our mortgage notes payable, which totaled $19.8 million for the six months ended June 30, 2024 and includes the repayment of a $10.9 million mortgage note for a property sold within our Rochester Portfolio. Mortgage principal amortization totaled $10.8 million for the six months ended June 30, 2023.
Off-Balance Sheet Arrangements
As of June 30, 2024, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I, Item 1. “Financial Statements.” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Distributions Declared and Paid
From inception through June 30, 2024, we declared $530.9 million in distributions and generated cumulative FFO of $64.4 million. From April 5, 2013, the date of our first investment, through December 31, 2017, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.675 per share of our common stock. In order to better align the distribution with anticipated cash flows from operations, beginning in January 1, 2018 through January 31, 2019, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.3375 per share of our common stock. Effective February 1, 2019, our board of directors stopped recurring distributions in order to preserve capital and liquidity. In May 2022, we paid a special distribution in the amount of $0.50 per share of our common stock. During the six months ended June 30, 2024, we did not declare any distributions to stockholders.
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
Investments in Joint Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and us, which owns 20.0%. For the six months ended June 30, 2024, we recognized property management fee expense of $3.5 million payable to Solstice related to the Winterfell portfolio.
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
The following table presents a summary of our borrowings as of June 30, 2024 (dollars in thousands):

Borrowing Type	Loan Count	Interest Rate(2)	Principal Outstanding	% of Outstanding Debt
Fixed-rate debt	42	4.2%	$740,296	83.7%
Floating-rate debt	2	7.2%	44,096	5.0%
Rochester Sub-Portfolio Loan(1)	7	7.7%	99,786	11.3%
Total/Weighted Average	51	4.7%	$884,178	100.0%
_______________________________________
(1)The Rochester Sub-Portfolio Loan is comprised of seven individual floating-rate mortgage notes payable in payment default, cross-collateralized and subject to cross-default, secured by the seven healthcare properties, which have been placed into a receivership.
(2)Represents the weighted average interest rate effective as of June 30, 2024.
When borrowing at variable rates, we seek the lowest margins available and evaluate hedging opportunities. The interest rate on our floating-rate borrowings is a fixed spread over an index such as the Secured Overnight Financing Rate, or SOFR, and typically reprices every 30 days. For our floating-rate borrowings, we have entered into interest rate caps that involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of June 30, 2024, excluding the Rochester Sub-Portfolio Loan, our one floating-rate loan, hedged with a contract in place through the third quarter of 2024, has an effectively capped interest rate of 5.6%. Based on market interest rates of June 30, 2024, a hypothetical 100 basis point increase on the interest rate for our one floating-rate loan without an interest rate cap in place would increase our interest expense by $0.3 million.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in the past in excess of our cash flow from operations and may continue to do so in the future. If we pay distributions from sources other than our cash flow provided by operations, such as using the proceeds of asset sales, our book value may be negatively impacted and the value of our shares will be reduced. In May 2022, we paid a special distribution to stockholders of $0.50 per share of common stock using proceeds from asset sales and not cash flow provided by operations. We did not declare any distributions during the three months ended June 30, 2024.
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
We did not repurchase any shares of common stock during the three months ended June 30, 2024.
Unregistered Sales of Equity Securities
On June 21, 2024, we granted 32,197 shares of restricted stock units to each of our independent directors totaling an aggregate of 96,591 shares of restricted stock units, pursuant to our independent directors’ compensation plan. The restricted stock units are convertible, on a one-for-one-basis, into common stock on the earlier of (i) Change in Control (as defined in Section 409A of the Code) or (ii) the date of the director's "separation from service" (as defined in Section 409A of the Code). We did not issue any shares of common stock during the three months ended June 30, 2024.
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

NorthStar Healthcare Income, Inc.
Date:	August 12, 2024	By:	/s/ KENDALL K. YOUNG
			Name:	Kendall K. Young
			Title:	Chief Executive Officer, President and Director

		By:	/s/ NICHOLAS R. BALZO
			Name:	Nicholas R. Balzo
			Title:	Chief Financial Officer and Treasurer