Form 10-K/A
period 2023-12-31
NorthStar Healthcare Income, Inc.
filed 2024-10-24
CIK 1503707

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

EXPLANATORY NOTE

NorthStar Healthcare Income, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its original Annual Report on Form 10-K for the year ended December 31, 2023 originally filed on March 22, 2024 (the “Original Form 10-K”). This Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s subsequent reports filed with the Securities and Exchange Commission. Except for the information specifically amended and restated herein, this Form 10-K/A has not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-K nor does it change any other disclosures contained in the Original Form 10-K.

This Form 10-K/A is being filed to correct the inadvertent omission of management’s report on internal control over financial reporting in Part II, Item 9A. “Controls and Procedures” of the Original Form 10-K. Accordingly, Part II, Item 9A. “Controls and Procedures” is hereby amended in its entirety. As required by Rule 12b-15 under the Securities Exchange Act of 1934, this Form 10-K/A revises Part IV. Item 15. “Exhibits and Financial Statements” to include new certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits on this Form 10-K/A. Except as described above, no other changes have been made to the Original Form 10-K.

Part II
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
As of December 31, 2023, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective, at the reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
i.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management’s assessment of the effectiveness of our internal control system as of December 31, 2023 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, as of December 31, 2023, our system of internal control over financial reporting was effective at the reasonable assurance level.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules were included in Part II,
Item 8. “Financial Statements and Supplementary Data” of the Original Form 10-K.
(a)3. Exhibits
The exhibits listed in the Original Form 10-K are required by Item 601 of Regulation S-K. A list of exhibits required to be filed or furnished as part of this Form 10-K/A is set forth in the Exhibit Index below.
(c) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons were included as part of the Original Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**
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

NorthStar Healthcare Income, Inc.
Date:	October 24, 2024	By:	/s/ KENDALL K. YOUNG
			Name:	Kendall K. Young
			Title:	Chief Executive Officer, President and Director

Signature	Title	Date

/s/ KENDALL K. YOUNG	Chief Executive Officer, President and Director	October 24, 2024
Kendall K. Young	(Principal Executive Officer)

Chief Financial Officer and Treasurer
/s/ NICHOLAS R. BALZO	(Principal Financial Officer and	October 24, 2024
Nicholas R. Balzo	Principal Accounting Officer)

*	Non-Executive Chairman	October 24, 2024
T. Andrew Smith

*	Director	October 24, 2024
Gregory A. Samay

*	Director	October 24, 2024
Jonathan A. Carnella

*By: /s/ KENDALL K. YOUNG	Attorney-in Fact pursuant to Power of Attorney	October 24, 2024
Kendall K. Young