Form 10-Q
period 2024-09-30
NorthStar Healthcare Income, Inc.
filed 2024-11-08
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
The Company has one class of common stock, $0.01 par value per share, 185,712,103 shares outstanding as of November 7, 2024.

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

PART I—Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$333,264	$85,037
Restricted cash	7,411	7,906
Operating real estate, net	802,478	821,270
Investments in unconsolidated ventures ($142 held at fair value as of September 30, 2024 and December 31, 2023)	507	122,949
Assets held for sale	185	11,611
Receivables, net	1,867	1,558
Intangible assets, net	1,663	1,916
Other assets	4,665	7,172
Total assets(1)	$1,152,040	$1,059,419

Liabilities
Mortgage notes payable, net	$876,954	$898,154
Due to related party	—	121
Accounts payable and accrued expenses	34,934	27,502
Other liabilities	2,287	1,962
Total liabilities(1)	914,175	927,739
Commitments and contingencies (Note 12)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 185,712,103 shares issued and outstanding as of September 30, 2024 and December 31, 2023	1,857	1,857
Additional paid-in capital	1,716,933	1,716,757
Retained earnings (accumulated deficit)	(1,479,361)	(1,585,725)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	239,429	132,889
Non-controlling interests	(1,564)	(1,209)
Total equity	237,865	131,680
Total liabilities and equity	$1,152,040	$1,059,419
_______________________________________
(1)Includes $106.4 million and $181.0 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership as of September 30, 2024. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Property and other revenues
Resident fee income	$12,642	$11,966	$37,410	$35,655
Rental income	38,693	40,330	111,126	115,897
Other revenue	1,283	1,078	3,092	2,893
Total property and other revenues	52,618	53,374	151,628	154,445
Expenses
Property operating expenses	32,892	36,890	98,685	106,993
Interest expense	12,790	14,250	38,277	37,143
Transaction costs	33	358	70	455
General and administrative expenses	2,797	2,921	9,273	10,424
Depreciation and amortization	9,101	9,848	27,031	29,305
Impairment loss	235	—	3,695	43,422
Total expenses	57,848	64,267	177,031	227,742
Other income (expense)
Other income (expense), net	—	—	84	202
Gain (loss) on investments and other	128,511	(347)	128,521	(4,662)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	123,281	(11,240)	103,202	(77,757)
Equity in earnings (losses) of unconsolidated ventures	1,074	(127)	2,903	(6,595)
Income tax expense	(20)	(17)	(59)	(43)
Net income (loss)	124,335	(11,384)	106,046	(84,395)
Net (income) loss attributable to non-controlling interests	106	166	318	1,470
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$124,441	$(11,218)	$106,364	$(82,925)
Net income (loss) per share of common stock, basic/diluted(1)	$0.67	$(0.06)	$0.57	$(0.43)
Weighted average number of shares of common stock outstanding, basic/diluted(1)	185,712,103	185,712,103	185,712,103	191,367,117
Distributions declared per share of common stock	$—	$—	$—	$—
_______________________________________
(1)     The Company had 300,333 and 203,742 restricted stock units issued and outstanding as of September 30, 2024 and 2023, respectively. The impact of the restricted stock units on the diluted earnings per share calculation is de minimis for the three and nine months ended September 30, 2024. The restricted stock units have been excluded from the diluted earnings per share calculation as their impact is anti-dilutive due to the net loss generated during the three and nine months ended September 30, 2023.

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$124,335	$(11,384)	$106,046	$(84,395)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	—	—	—	3,679
Comprehensive income (loss)	124,335	(11,384)	106,046	(80,716)
Comprehensive (income) loss attributable to non-controlling interests	106	166	318	1,470
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$124,441	$(11,218)	$106,364	$(79,246)

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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	185,712	$1,857	$1,716,757	$(1,585,725)	$—	$132,889	$(1,209)	$131,680
Amortization of equity-based compensation	—	—	56	—	—	56	—	56
Non-controlling interests - contributions	—	—	—	—	—	—	13	13
Non-controlling interests - distributions	—	—	—	—	—	—	(38)	(38)
Net income (loss)	—	—	—	(7,932)	—	(7,932)	(115)	(8,047)
Balance as of March 31, 2024 (Unaudited)	185,712	$1,857	$1,716,813	$(1,593,657)	$—	$125,013	$(1,349)	$123,664
Amortization of equity-based compensation	—	—	56	—	—	56	—	56
Non-controlling interests - contributions	—	—	—	—	—	—	23	23
Non-controlling interests - distributions	—	—	—	—	—	—	(38)	(38)
Net income (loss)	—	—	—	(10,145)	—	(10,145)	(97)	(10,242)
Balance as of June 30, 2024 (Unaudited)	185,712	$1,857	$1,716,869	$(1,603,802)	$—	$114,924	$(1,461)	$113,463
Amortization of equity-based compensation	—	—	64	—	—	64	—	64
Non-controlling interests - contributions	—	—	—	—	—	—	37	37
Non-controlling interests - distributions	—	—	—	—	—	—	(34)	(34)
Net income (loss)	—	—	—	124,441	—	124,441	(106)	124,335
Balance as of September 30, 2024 (Unaudited)	185,712	$1,857	$1,716,933	$(1,479,361)	$—	$239,429	$(1,564)	$237,865

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$106,046	$(84,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(2,903)	6,595
Depreciation and amortization	27,031	29,305
Impairment loss	3,695	43,422
Amortization of below market debt	2,547	2,487
Amortization of deferred financing costs	380	988
Amortization of equity-based compensation	176	170
(Gain) loss on investments and other	(128,521)	4,662
Change in allowance for uncollectible accounts	425	360
Distributions from unconsolidated ventures	—	10,640
Changes in assets and liabilities:
Receivables	(734)	203
Other assets	1,798	(3,786)
Due to related party	(121)	(177)
Accounts payable and accrued expenses	6,573	2,640
Other liabilities	347	(48)
Net cash provided by (used in) operating activities	16,739	13,066
Cash flows from investing activities:
Capital expenditures for operating real estate	(11,329)	(28,425)
Sales of real estate	12,068	135
Sale of ownership interest in unconsolidated ventures	253,936	—
Insurance proceeds	329	—
Distributions from unconsolidated ventures	—	13,472
Sales of other assets	221	523
Net cash provided by (used in) investing activities	255,225	(14,295)
Cash flows from financing activities:
Repayments of mortgage notes	(24,115)	(14,066)
Payment of deferred financing costs	(12)	(48)
Payments on financing and other obligations	(68)	(96)
Acquisition and retirement of common stock	—	(1,315)
Contributions from non-controlling interests	73	144
Distributions to non-controlling interests	(110)	(83)
Net cash provided by (used in) financing activities	(24,232)	(15,464)
Net increase (decrease) in cash, cash equivalents and restricted cash	247,732	(16,693)
Cash, cash equivalents and restricted cash-beginning of period	92,943	115,660
Cash, cash equivalents and restricted cash-end of period	$340,675	$98,967

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$26,133	$29,666
Cash paid for income taxes	75	61
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$859	$540
Reclassification of assets held for sale	450	—
Exchange of ownership interests in unconsolidated ventures for common stock	—	13,399
Assets acquired under capital lease obligations	176	25

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business and Organization
NorthStar Healthcare Income, Inc., together with its consolidated subsidiaries (the “Company”), owns a diversified portfolio of seniors housing properties, including independent living facilities (“ILFs”), assisted living facilities (“ALFs”) and memory care facilities (“MCFs”) located throughout the United States.
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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), which became indirect subsidiaries of the Company on June 9, 2023. NorthStar Healthcare Income Advisor, LLC invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which were collectively recorded as non-controlling interests on the accompanying consolidated balance sheets prior to June 9, 2023. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of September 30, 2024, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, was 100%.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Reclassifications
Prior period amounts have been reclassified on the consolidated balance sheets and consolidated statement of cash flows from escrow deposit payable to other liabilities to conform to the current period presentation.
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
As of September 30, 2024, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant VIEs of the Company are certain entities that are consolidated by the Operating Partnership. These entities are VIEs because of non-controlling interests owned by third parties, which do not have substantive kick-out or participating rights. Included in operating real estate, net and mortgage notes payable, net on the Company’s consolidated balance sheet as of September 30, 2024 is $99.1 million and $160.4 million, respectively, related to such consolidated VIEs.
Unconsolidated VIEs
As of September 30, 2024, the Company identified unconsolidated VIEs related to its investments in unconsolidated ventures with a carrying value totaling $0.5 million. The Company’s maximum exposure to loss as of September 30, 2024 would not exceed the carrying value of its investment in the VIEs. The Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of September 30, 2024. The Company did not provide financial support to its unconsolidated VIEs during the nine months ended September 30, 2024. As of September 30, 2024, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	September 30, 2024 (Unaudited)	December 31, 2023
Cash and cash equivalents	$333,264	$85,037
Restricted cash	7,411	7,906
Total cash, cash equivalents and restricted cash	$340,675	$92,943
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment which are included in operating real estate, net on the Company’s consolidated balance sheets. As of September 30, 2024, furniture, fixtures and equipment under finance leases totaled $0.3 million. The leased equipment is amortized on a straight-line basis. Payments for finance leases totaled $0.1 million for the nine months ended September 30, 2024 and 2023.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

October 1 through December 31, 2024	$19
Years Ending December 31:
2025	$75
2026	70
2027	55
2028	42
Thereafter	36
Total minimum lease payments	$297
Less: Amount representing interest	(57)
Present value of minimum lease payments	$240
The weighted average interest rate related to the finance lease obligations is 8.5% with a weighted average lease term of 4.4 years.
As of September 30, 2024, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
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
In September 2024, the Company entered into an agreement to sell a land parcel within the Rochester portfolio for $0.2 million, and as of September 30, 2024, has classified the property as held for sale on its consolidated balance sheets. At the time of the reclassification to held for sale, the Company recorded an impairment loss of $0.3 million. As of December 31, 2023, the Company had one property within the Rochester portfolio classified as held for sale, which was sold in February 2024.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Intangible assets, net, as presented on the consolidated balance sheets relate to the Company’s in-place lease values for the Company’s four net lease properties. The following table presents intangible assets, net (dollars in thousands):

	September 30, 2024 (Unaudited)	December 31, 2023
In-place lease value	$120,149	$120,149
Less: Accumulated amortization	(118,486)	(118,233)
Intangible assets, net	$1,663	$1,916
During the three months ended September 30, 2024 and 2023, the Company recorded $0.1 million of amortization expense for in-place leases. During the nine months ended September 30, 2024 and 2023, the Company recorded $0.3 million of amortization expense for in-place leases.
The following table presents future amortization of in-place lease value (dollars in thousands):

October 1 through December 31, 2024	$84
Years Ending December 31:
2025	337
2026	337
2027	337
2028	337
Thereafter	231
Total	$1,663
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
The Company has interest rate caps that have not been designated for hedge accounting. As of September 30, 2024, the Company has one interest rate cap agreement in place. The fair value of the Company's interest rate caps totaled $0.2 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively, and is presented in other assets on the consolidated balance sheets. Changes in fair value of derivatives have been recorded in gain (loss) on investments and other in the consolidated statements of operations. The Company recognized losses related to changes in fair value totaling $0.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and losses totaling $0.5 million for the nine months ended September 30, 2024 and 2023.
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
Beginning in February 2021, the operator of the Company’s four net lease properties failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations will be satisfied in the foreseeable future. On March 27, 2023, the Company entered into a lease forbearance and modification agreement (the “Forbearance Agreement”) with the existing operator, pursuant to which, among other things, the Company will be entitled to receive all cash flow in excess of permitted expenses, and be required to fund any operating deficits, through 2025, subject to the terms and conditions thereof. The Company received and recorded rental income related to its net lease properties of $1.1 million and $1.5 million during the three and nine months ended September 30, 2024, respectively, and $0.8 million and $1.2 million during the three and nine months ended September 30, 2023, respectively.
For the three months ended September 30, 2024 and 2023, total property and other revenue includes variable lease revenue of $3.7 million and $3.6 million, respectively. For the nine months ended September 30, 2024 and 2023, total property and other revenue includes variable lease revenue of $10.8 million and $10.7 million, respectively. Variable lease revenue includes ancillary services provided to residents, as well as non-recurring services and fees at the Company’s operating facilities.
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
During the nine months ended September 30, 2024, the Company recorded impairment losses on its operating real estate totaling $3.7 million, including impairment losses of $3.0 million for the Company’s Oak Cottage property as a result of lower operating margins and projected future cash flows, $0.4 million of impairment losses for property damage sustained by facilities within the Winterfell and Aqua portfolios and impairment losses of $0.3 million to reflect the market value of land parcels within the Rochester portfolio.
During the nine months ended September 30, 2023, the Company recorded impairment losses on its operating real estate totaling $38.7 million, including impairment losses of $38.6 million for five facilities within the Rochester Sub-Portfolio (as defined in Note 5, “Borrowings”).

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
During the nine months ended September 30, 2024, the Company did not record impairment on its investments in unconsolidated ventures.
During the nine months ended September 30, 2023, the Company impaired its investment in the Espresso joint venture by $4.7 million, which reduced the carrying value of its investment to $3.1 million as of June 30, 2023. The Company’s assessment for the fair value of its investment took into consideration the joint venture’s remaining assets and estimated future cash distributions, less transaction and wind down costs. Upon impairing its investment, the Company elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023.
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
As of September 30, 2024, the Company has not recorded an allowance for credit losses on its receivables.
Acquisition Fees and Expenses
The Company expensed certain acquisition costs and fees associated with transactions deemed to be business combinations and capitalized these costs for transactions deemed to be acquisitions of an asset, including an equity investment.
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
For the taxable year ended December 31, 2024, the Company anticipates that its REIT taxable income, if any, will be offset by its net operating loss carry-forward and as such, the Company will not be subject to the distribution requirements. The Company’s most recently filed tax return is for the year ended December 31, 2023 and includes a net operating loss carry-forward of $349.2 million.
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
The Company recorded an income tax expense of $20,000 and $59,000 for the three and nine months ended September 30, 2024, respectively. The Company recorded an income tax expense of approximately $17,000 and $43,000 for the three and nine months ended September 30, 2023, respectively.
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
The components of the Company’s deferred tax assets as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024 (Unaudited)	December 31, 2023
Fixed assets and other	$874	$656
Net operating losses	16,211	15,827
Total deferred tax assets	$17,085	$16,483
Valuation allowance	(17,085)	(16,483)
Net deferred income tax assets	$—	$—

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
Foreign Currency
Prior to the sale of the Company’s investment in an unconsolidated venture in 2023, the Company had exposure to foreign currency through the investment, the effects of which were recorded as a component of accumulated OCI in the consolidated statements of equity and in equity in earnings (losses) in the consolidated statements of operations. Upon the sale, the accumulated foreign currency losses were reclassified to gain (loss) on investments and other on the consolidated statements of operations and the Company is no longer exposed to foreign currency.
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
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	September 30, 2024 (Unaudited)	December 31, 2023
Land	$114,681	$115,758
Land improvements	13,768	12,705
Buildings and improvements	868,382	861,452
Tenant improvements	372	372
Construction in progress	646	5,493
Furniture, fixtures and equipment	99,296	93,373
Subtotal	$1,097,145	$1,089,153
Less: Accumulated depreciation	(294,667)	(267,883)
Operating real estate, net	$802,478	$821,270
For the three and nine months ended September 30, 2024, depreciation expense was $9.0 million and $26.8 million, respectively. For the three and nine months ended September 30, 2023, depreciation expense was $9.8 million and $29.1 million, respectively.
Within the table above, operating real estate has been reduced by accumulated impairment losses of $166.2 million and $162.9 million as of September 30, 2024 and December 31, 2023, respectively. Impairment losses, as presented on the consolidated

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
statements of operations, for the Company’s operating real estate and properties held for sale totaled $0.2 million and $3.7 million for the three and nine months ended September 30, 2024, respectively, and $38.7 million for the three and nine months ended September 30, 2023. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
The following table presents the operators and managers of the Company’s operating real estate (dollars in thousands):

	As of September 30, 2024		Nine Months Ended September 30, 2024
Operator / Manager	Properties Under Management	Units Under Management	Property and Other Revenues	% of Total Property and Other Revenues
Solstice Senior Living	32	3,969	$104,136	68.7%
Watermark Retirement Communities(1)	6	723	22,074	14.6%
Arete Living(2)	5	453	17,479	11.5%
Integral Senior Living	1	40	3,521	2.3%
Arcadia Management(3)	4	564	1,486	1.0%
Other(4)	—	—	2,932	1.9%
Total	48	5,749	$151,628	100.0%
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
Arbors Portfolio
Beginning in February 2021, Arcadia Management, the operator of the Company’s four net lease properties in the Arbors portfolio, failed to remit contractual monthly rent obligations. The Company deemed it not probable that these obligations will be satisfied in the foreseeable future and began recognizing rental income as received on a cash basis. During the three and nine months ended September 30, 2024, the Company received and recorded rental income of $1.1 million and $1.5 million, respectively, related to its net lease properties.
4. Investments in Unconsolidated Ventures
The Company’s investments in unconsolidated ventures are accounted for under the equity method or fair value option. The following table presents the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value
Portfolio	Acquisition Date	Ownership	September 30, 2024 (Unaudited)	December 31, 2023
Trilogy	Dec-2015	24.0%	$—	$122,339
Solstice	Jul-2017	20.0%	365	468
Espresso	Jul-2015	36.7%	142	142
Investments in Unconsolidated Ventures			$507	$122,949
Trilogy
Trilogy REIT Holdings, LLC (the “Trilogy Investment”) indirectly owns 126 integrated senior health campuses, providing services associated with ILFs, ALFs, MFCs, and skilled nursing facilities, located in the Midwest, which are all operating

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
properties managed pursuant to a management agreement with Trilogy Management Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. Affiliates of American Healthcare REIT, Inc. (“AHR”) own the controlling interest of the Trilogy Investment.
The Company, acting through subsidiaries of its operating partnership, entered into a membership interest purchase agreement (the “Option Agreement”) on November 3, 2023 with AHR and its subsidiary granting to AHR the right to purchase all of the Company’s ownership interest in the Trilogy Investment for a purchase price ranging from $240.5 million to up to $260 million depending upon the purchase price consideration and timing of the closing, subject to and on the conditions set forth in the Option Agreement.
On September 20, 2024, the Company completed the sale of its Trilogy Investment in accordance with the Option Agreement, which resulted in net cash proceeds, after transaction costs, received by the Company totaling $254.0 million.
Based on the carrying value of its investment in the Trilogy Investment prior to the transaction, the Company recognized a gain on the sale totaling $128.6 million, which is recorded within gain (loss) on investments and other on the Company's consolidated statements of operations for the three and nine months ended September 30, 2024.
Solstice
Solstice Senior Living, LLC (“Solstice”), the manager of one of the Company’s operating investments, the Winterfell portfolio, is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILFs, ALFs and MCFs founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.
Espresso
During the year ended December 31, 2023, the Espresso joint venture completed the sale of its remaining sub-portfolios. The Company’s elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023. As of September 30, 2024, the remaining carrying value represents the Company’s proportionate share of available cash, less wind down costs and other expenses.
The following table presents the results of the Company’s investment in unconsolidated ventures (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Trilogy(1)	$1,100	$—	$(146)	$—	$3,005	$—	$454	$4,668
Solstice	(26)	—	19	—	(102)	—	(41)	—
Espresso(2)	—	—	—	—	—	—	9,228	19,444
Investments sold in 2023	—	—	—	—	—	—	(16,236)	—
Total	$1,074	$—	$(127)	$—	$2,903	$—	$(6,595)	$24,112
_______________________________________
(1)Represents the Company’s proportionate share of earnings through the date of sale of the Company’s ownership interest on September 20, 2024.
(2)The Company elected the fair value option to account for the joint venture on June 30, 2023, which resulted in no equity in earnings (losses) recorded subsequent to the accounting policy election.
Investments Sold in 2023
In June 2023, the Company sold its 14% interest in Healthcare GA Holdings, General Partnership, which indirectly owned 48 care homes across the United Kingdom (the “Diversified US/UK Portfolio”), and its 6% interest in Eclipse Health, General Partnership, which indirectly owned 34 seniors housing facilities (the “Eclipse Portfolio”), together with $1.1 million in cash, to its Former Sponsor, who is affiliated with the majority partner of each joint venture, for all of the Company’s equity securities held by the Former Sponsor and its affiliates, including 9,709,553 shares of common stock of the Company, 100 common units in the Operating Partnership and 100 special units in the Operating Partnership. Upon completion of the sale, the Company retired all of the shares of common stock acquired.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. Borrowings
The following table presents the Company’s mortgage notes payable (dollars in thousands):

				September 30, 2024 (Unaudited)		December 31, 2023
	Recourse vs. Non-Recourse(1)	Initial Maturity	Contractual Interest Rate(2)	Principal Amount(3)	Carrying Value(3)	Principal Amount(3)	Carrying Value(3)
Aqua Portfolio
Frisco, TX	Non-recourse	Feb 2026	SOFR + 2.91%	$26,000	$25,797	$26,000	$25,694
Milford, OH	Non-recourse	Sep 2026	SOFR + 2.79%	18,059	17,941	18,173	18,015
Rochester Portfolio
Rochester, NY	Non-recourse	Feb 2025	4.25%	16,898	16,889	17,470	17,448
Rochester, NY(4)	Non-recourse	Jul 2023	SOFR + 2.45%	99,786	99,786	99,786	99,786
Rochester, NY(5)	Non-recourse	Repaid	SOFR + 2.93%	—	—	10,874	10,853
Arbors Portfolio(6)
Various locations	Non-recourse	Feb 2025	3.99%	79,833	79,776	81,397	81,209
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun 2025	4.17%	573,489	571,262	583,471	578,694
Pacific Northwest Portfolio(8)
Various locations	Non-recourse	Feb 2027	4.66%	65,682	65,503	66,691	66,455
Mortgage notes payable, net				$879,747	$876,954	$903,862	$898,154
_______________________________________
(1)Subject to non-recourse carve-outs.
(2)Floating-rate borrowings total $143.8 million of principal outstanding and reference one-month of the Secured Overnight Financing Rate (“SOFR”).
(3)The difference between principal amount and carrying value of mortgage notes payable is attributable to deferred financing costs, net for all borrowings, other than for the Winterfell portfolio, which is attributable to below market debt intangibles.
(4)Composed of seven individual mortgage notes payable secured by the Rochester Sub-Portfolio (as defined below), which are cross-collateralized and in default.
(5)Upon the sale of the underlying collateral property, the mortgage note was repaid in full in February 2024.
(6)Composed of four individual mortgage notes payable secured by four ALFs, cross-collateralized and subject to cross-default.
(7)Composed of 32 individual mortgage notes payable secured by 32 ILFs, cross-collateralized and subject to cross-default.
(8)Formerly known as the Avamere portfolio. Composed of five individual mortgage notes payable secured by five ALFs, cross-collateralized and subject to cross-default.
The following table presents future scheduled principal payments on mortgage notes payable based on initial maturity as of September 30, 2024 (dollars in thousands):

October 1 through December 31, 2024(1)	$104,359
Years Ending December 31:
2025	667,623
2026	45,369
2027	62,396
Total	$879,747
_______________________________________
(1)Includes the outstanding principal of the Rochester Sub-Portfolio Loan (as defined below), which is in default.
Rochester Sub-Portfolio Loan
In July 2023, the Company elected not to use cash reserves to pay July debt service on seven cross-defaulted and cross-collateralized mortgage notes with an aggregate principal amount outstanding of $99.8 million (the “Rochester Sub-Portfolio Loan") secured by five ILFs and two ALFs (the “Rochester Sub-Portfolio") that did not generate sufficient cash flow to pay debt service in full. The Rochester Sub-Portfolio Loan is non-recourse to the Company, subject to limited customary exceptions.

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
Once legal ownership of the Rochester Sub-Portfolio transfers and the obligations under the Rochester Sub-Portfolio Loan are extinguished, the Company expects to recognize a gain related to the debt extinguishment in accordance with ASC 470, “Debt.” However, until the extinguishment occurs, default interest expense and any other expenses related to the Rochester Sub-Portfolio Loan will continue to accrue. As of September 30, 2024, $99.8 million of outstanding mortgage debt and $17.2 million of accrued interest expense were included on the Company's consolidated balance sheets related to the Rochester Sub-Portfolio Loan.
Arbors Portfolio
Beginning in February 2021, the operator of the four net lease properties in the Arbors portfolio was unable to satisfy its obligations under its leases and began remitting rent based on its available cash after satisfying property-level expenses, which resulted in a default under the four cross-defaulted and cross-collateralized mortgage notes secured by the Arbor portfolio (the “Arbors Loan”). On March 27, 2023, with consent of the lender, the Company entered into a forbearance agreement relating to the lease defaults. During the nine months ended September 30, 2024, cash flow, net of expenses, paid by the operator of the Arbors portfolio to the Company in accordance with the forbearance agreement was not sufficient to cover related debt service on the Arbors Loan and the Company used $2.5 million of cash reserves to pay contractual debt service on the Arbors Loan. As of September 30, 2024, the Company is current with all payment obligations under the Arbors Loan. The Arbors Loan matures in February 2025 and is non-recourse to the Company, subject to limited customary exceptions. The Company will continue to monitor the operator of the Arbors portfolio’s performance and cash flows closely, as well as evaluate options for this portfolio.
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
Investments in Unconsolidated Ventures
Solstice, the manager of one of the Company’s operating investments, the Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and the Company, which owns 20.0%. For the nine months ended September 30, 2024, the Company recognized property management fee expense of $5.4 million payable to Solstice related to the Winterfell portfolio.
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
Pursuant to the Plan, as of September 30, 2024, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 300,333 restricted stock units totaling $1.3 million and $1.0 million, respectively, based on the share price on the date of each grant.

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
The Company recognized equity-based compensation expense of $63,750 and $56,250 for the three months ended September 30, 2024 and 2023, respectively, and $176,250 and $170,000 for the nine months ended September 30, 2024 and 2023, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted stock units totaled $318,750 and $240,000 as of September 30, 2024 and December 31, 2023, respectively. Unvested restricted stock units totaled 117,153 and 77,741 as of September 30, 2024 and December 31, 2023, respectively.
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
9. Non-controlling Interests
Operating Partnership
Non-controlling interests included the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests was based on the limited partners’ ownership percentage of the Operating Partnership. The Company acquired limited partner interests in 2023 as part of the consideration for the sale of certain investments in unconsolidated ventures, and as a result, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, is 100%. Income (loss) allocated to the Operating Partnership non-controlling interests for the period prior to June 9, 2023 was de minimis.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.3 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2024 (Unaudited)			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Derivative assets - interest rate caps	$—	$229	$—	$—	$433	$—
Investment in Espresso joint venture	—	—	142	—	—	142
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
Investment in Espresso Joint Venture
During the year ended December 31, 2023, the Espresso joint venture completed the sale of its remaining sub-portfolios. The Company’s assessment of fair value for its unconsolidated investment in the Espresso joint venture took into consideration its proportionate share of available cash, less wind down costs and other expenses. The Company believes the assessment of fair value to be reasonable as of September 30, 2024 and did not make any fair value adjustments during the nine months ended September 30, 2024.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	September 30, 2024 (Unaudited)			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial liabilities:(1)
Mortgage notes payable, net	$879,747	$876,954	$839,470	$903,862	$898,154	$842,559
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
The following table summarizes the fair value and impairment losses of Level 3 assets which have been measured at fair value on a nonrecurring basis at the time of impairment during the periods presented (dollars in thousands):

	Nine Months Ended		Year Ended
	September 30, 2024 (Unaudited)		December 31, 2023
	Fair Value	Impairment Losses(1)	Fair Value	Impairment Losses(1)
Operating real estate, net	$12,191	$3,000	$56,718	$44,294
Investments in unconsolidated ventures	—	—	3,075	4,728
Assets held for sale	680	304	11,611	355
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
Assets Held For Sale
Assets held for sale are carried at the lower of amortized cost or fair value. Assets held for sale that were written down to fair value were generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, the fair value of assets held for sale is reduced for estimated selling costs. As of September 30, 2024, the Company had one land parcel within the Rochester portfolio classified as held for sale. In March 2024, the Company classified one land parcel within the Rochester portfolio as held for sale, which was sold in May 2024. As of December 31, 2023, the Company classified one operating real estate property within the Rochester portfolio as held for sale, which was sold in February 2024.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11. Segment Reporting
The Company conducts its business through the following segments, which are based on how management reviews and manages its business.
•Operating Investments - Properties operated pursuant to management agreements with healthcare managers.
•Net Lease Investments - Properties operated under net leases with an operator.
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
The following tables present the NOI of the Company’s operating investments and net lease investments segments and the Company's proportionate share of the NOI generated by the joint ventures of its unconsolidated investments segment (dollars in thousands):

Three Months Ended September 30, 2024	Net Lease Investments	Operating Investments	Unconsolidated Investments(2)	Non-Segment(3)	Adjustments(4)	Total(5)
Property and other revenues(1)	$1,080	$50,318	$87,960	$1,220	$(87,960)	$52,618
Property operating expenses	—	(32,892)	(77,637)	—	77,637	(32,892)
Net operating income	$1,080	$17,426	$10,323	$1,220	$(10,323)	$19,726

Interest expense						(12,790)
Transaction costs						(33)
General and administrative expenses						(2,797)
Depreciation and amortization						(9,101)
Impairment loss						(235)
Other income (expense), net						—
Gain (loss) on investments and other						128,511
Equity in earnings (losses) of unconsolidated ventures						1,074
Income tax expense						(20)
Net income (loss)						$124,335
_______________________________________
(1)Includes rental income received from net lease properties, if any, as well as resident room and care charges, ancillary service fees and other related revenue earned from operating properties.
(2)Includes the Company's proportionate share of earnings through the date of sale of the Company's ownership interest in Trilogy on September 20, 2024.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended September 30, 2023	Net Lease Investments	Operating Investments	Unconsolidated Investments(2)	Non-Segment(3)	Adjustments(4)	Total(5)
Property and other revenues(1)	$837	$51,459	$86,933	$1,078	$(86,933)	$53,374
Property operating expenses	—	(36,890)	(77,395)	—	77,395	(36,890)
Net operating income	$837	$14,569	$9,538	$1,078	$(9,538)	$16,484

Interest expense						(14,250)
Transaction costs						(358)
General and administrative expenses						(2,921)
Depreciation and amortization						(9,848)
Impairment loss						—
Other income (expense), net						—
Gain (loss) on investments and other						(347)
Equity in earnings (losses) of unconsolidated ventures						(127)
Income tax expense						(17)
Net income (loss)						$(11,384)
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
(5)Non-NOI items are not allocated to individual segments for purposes of assessing segment performance.

Nine Months Ended September 30, 2024	Net Lease Investments	Operating Investments	Unconsolidated Investments(2)	Non-Segment(3)	Adjustments(4)	Total(5)
Property and other revenues(1)	$1,485	$147,210	$273,119	$2,933	$(273,119)	$151,628
Property operating expenses	—	(98,685)	(241,834)	—	241,834	(98,685)
Net operating income	$1,485	$48,525	$31,285	$2,933	$(31,285)	$52,943

Interest expense						(38,277)
Transaction costs						(70)
General and administrative expenses						(9,273)
Depreciation and amortization						(27,031)
Impairment loss						(3,695)
Other income (expense), net						84
Gain (loss) on investments and other						128,521
Equity in earnings (losses) of unconsolidated ventures						2,903
Income tax expense						(59)
Net income (loss)						$106,046
_______________________________________
(1)Includes rental income received from net lease properties, if any, as well as resident room and care charges, ancillary service fees and other related revenue earned from operating properties.
(2)Includes the Company's proportionate share of earnings through the date of sale of the Company's ownership interest in the Trilogy Investment on September 20, 2024.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended September 30, 2023	Net Lease Investments	Operating Investments	Unconsolidated Investments(2)	Non-Segment(3)	Adjustments(4)	Total(5)
Property and other revenues(1)	$1,178	$150,374	$271,486	$2,893	$(271,486)	$154,445
Property operating expenses	—	(106,993)	(237,195)	—	237,195	(106,993)
Net operating income	$1,178	$43,381	$34,291	$2,893	$(34,291)	$47,452

Interest expense						(37,143)
Transaction costs						(455)
General and administrative expenses						(10,424)
Depreciation and amortization						(29,305)
Impairment loss						(43,422)
Other income (expense), net						202
Gain (loss) on investments and other						(4,662)
Equity in earnings (losses) of unconsolidated ventures						(6,595)
Income tax expense						(43)
Net income (loss)						$(84,395)
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
(5)Non-NOI items are not allocated to individual segments for purposes of assessing segment performance.
The following table presents total assets by segment (dollars in thousands):

Total Assets:	Net Lease Investments	Operating Investments	Unconsolidated Investments	Non-Segment(1)	Total
September 30, 2024	$72,008	$757,314	$507	$322,211	$1,152,040
December 31, 2023	74,655	787,925	122,949	73,890	1,059,419
______________________________________
(1)Represents primarily corporate cash and cash equivalents balances.
The Company’s capital expenditures for its operating investments totaled $4.3 million and $17.3 million for the three months ended September 30, 2024 and 2023, respectively, and $11.3 million and $28.4 million for the nine months ended September 30, 2024 and 2023, respectively. The Company did not have capital expenditures for its other reportable segments during the three and nine months ended September 30, 2024 and 2023.
12. Commitments and Contingencies
As of September 30, 2024, the Company believes there are no material unrecorded contingencies that would affect its results of operations, cash flows or financial position.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of September 30, 2024, the Company has an accrued reserve of $0.6 million, inclusive of legal fees, relating to a resolution of claims against a manager of one of the Company’s operating investments, for which the Company has indemnification obligations under the management agreement.
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
13.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to September 30, 2024 through the issuance of the consolidated financial statements.
Purchase and Sale Agreements
In October 2024, the Company entered into a purchase and sale agreement to sell a property within the Rochester portfolio for a sales price of $31.5 million, subject to the terms and conditions of the purchase and sale agreement. The property is encumbered by a mortgage note payable with an outstanding principal balance of $16.9 million as of September 30, 2024. Completion of the transaction is expected in the fourth quarter of 2024, subject to satisfaction of certain conditions, including satisfactory due diligence; as a result, there is no assurance that the transaction will close on the terms anticipated or at all.

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
Significant Developments
Transactions
•In September 2024, we completed the sale of our investment in Trilogy REIT Holdings, LLC, or the Trilogy Investment, pursuant to the previously disclosed membership interest purchase agreement, which resulted in net cash proceeds, after transaction costs, to us of $254.0 million.
•In October 2024, we entered into a purchase and sale agreement to sell a property within our Rochester portfolio for a sales price of $31.5 million, subject to the terms and conditions of the purchase and sales agreement. The property is encumbered by a mortgage note payable with an outstanding principal balance of $16.9 million as of September 30, 2024. Completion of the transaction is expected in the fourth quarter of 2024, subject to satisfaction of certain conditions, including satisfactory due diligence; as a result, there is no assurance that the transaction will close on the terms anticipated or at all.
Updated Estimated Net Asset Value Per Share
On October 15, 2024, upon the recommendation of the audit committee of the board of directors, or the Audit Committee, the board of directors, including all of its independent directors, approved and established an estimated value per share of our common stock based on the estimated value of our assets and liabilities as of June 30, 2024, or the 2024 NAV Per Share. The 2024 NAV Per Share of $2.96 represents a year-over-year increase of $0.32 per share, or approximately 12%, compared to the previous estimated per share value of $2.64 as of June 30, 2023. The main factors impacting the 2024 NAV Per Share were as follows:

•Strong supply and demand fundamentals across the industry, combined with our strategic capital investment in our properties, resulted in significant improvements in performance across our healthcare properties, driving an increase in estimated values.
•We completed the sale of the Trilogy Investment in September 2024 at an attractive valuation, resulting in net proceeds to us of $254.0 million, which was greater than the estimated value of the Trilogy Investment in connection with the estimated per share value as of June 30, 2023.
•The use of available cash to fund capital projects for our operating investments, along with our general and administrative expenses, partially offset the increase in the estimated value per share resulting from the improved operating performance.
The estimated value of our assets and liabilities is as of a specific date and is expected to fluctuate over time in response to further events. Further, as with any valuation methodology, the methodologies used to determine the estimated value per share are based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete.
The estimated value of our assets and liabilities was determined using the guidelines established by the Institute for Portfolio Alternatives Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, except for the valuation of the Trilogy Investment that was sold on September 20, 2024 and was valued based on the net cash proceeds received from the sale. As a result, no attempt was made to value us as an enterprise, and no discounts were applied relating to general and administrative expenses, the characteristics of our leverage and other financial structures and potential closing costs associated with dispositions or other transactions. Refer to our Form 8-K filed on October 17, 2024 with the U.S. Securities and Exchange Commission for additional information.
Liquidity Update
Inclusive of the net proceeds generated from the sale of our Trilogy Investment, as of November 7, 2024, we have approximately $343.8 million of unrestricted cash.
We will evaluate over the coming months how to use these proceeds to further our primary objective, which is to maximize value and generate liquidity for stockholders. In doing so, we are taking into consideration, among other factors, our current and projected liquidity needs, near-term debt maturities, leverage strategy, the potential impact on any liquidity event we may pursue in the future and potential additional special distributions to stockholders.
We have not announced or adopted a plan for liquidation and are not required to liquidate by any specified date. We do not have a stated term for a liquidity event, as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our shareholders.
We continue to monitor market conditions, performance and disposition or other transactional opportunities, with the goal of providing liquidity to stockholders at the earliest opportunity without compromising on the goal of maximizing value.
Market Update
Seniors Housing Fundamentals
Current market conditions impacting property-level performance are generally favorable. Average occupancy for the senior housing industry increased for the thirteenth consecutive quarter, to 86.5% for the third quarter of 2024, up 70 basis points from the previous quarter, and still remains below the pre-pandemic average of 87.1% in March 2020. The 80+ population, a key demographic for seniors housing, is expected to grow by 24% through 2028. Supply and demand fundamentals remained strong in the third quarter of 2024, with unit inventory growth of 1.1% year-over-year and the fewest senior housing units under construction since 2014. Access to capital and cost of capital, as well as construction costs, remain significant headwinds to senior housing development (sources: NIC MAP Vision 3Q2024 Market Fundamentals Report, NIC MAP Vision: December 2023).
Seniors Housing Transactions
Market conditions affecting transactions, including asset sales, have been challenging. Public and private capital markets have been affected by a general tightening of availability of credit (including the price, terms and conditions under which financing can be obtained), higher interest rates and a general decrease in liquidity in the healthcare lending markets, which resulted in higher capitalization rates, adversely impacting property values and limiting transaction activity. With the recent interest rate cuts in September 2024, and the positive market dynamics for seniors housing industry specifically, we are optimistic that we will begin to see increased transaction activity and more robust capital markets. If market conditions do improve as anticipated, we believe the company is well-positioned to explore potential transactions. However, at this time, we cannot make any assurances that such transactions will be effected in any particular timeframe or at all.
Operating Performance
The following is a summary of the performance of our investment segments for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. For additional information on financial results, refer to “—Results of Operations.”
Operating Investments
The following table presents a summary of average occupancy of our operating investments by property manager:

		Three Months Ended September 30,			Nine Months Ended September 30,
Manager	Units Under Management	2024	2023	Change	2024	2023	Change
Solstice Senior Living	3,969	91.4%	88.7%	2.7%	90.1%	87.6%	2.5%
Watermark Retirement Communities(1)	723	88.6%	88.2%	0.4%	87.3%	88.0%	(0.7)%
Arete Living(2)	453	90.4%	90.3%	0.1%	90.3%	89.6%	0.7%
Integral Senior Living	40	79.3%	85.0%	(5.7)%	77.7%	87.8%	(10.1)%
Operating Investments	5,185	90.8%	88.7%	2.1%	89.6%	87.9%	1.7%
_______________________________________
(1)Average quarterly occupancy excludes properties sold and the Rochester Sub-Portfolio (as defined in “—Results of Operations”).
(2)Formerly known as Avamere Health Services.
NOI is a supplemental non-GAAP financial measure of our operating performance. The following table presents the NOI of our operating investments (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
Property and other revenues(1)
Resident fee income	$12,642	$11,966	5.6%	$37,410	$35,655	4.9%
Rental income	37,613	34,208	10.0%	109,491	99,327	10.2%
Other revenue	63	—	NA	159	—	NA
Total property and other revenues	50,318	46,174	9.0%	147,060	134,982	8.9%
Property operating expenses(1)
Salaries and wages	15,799	15,513	1.8%	46,871	45,605	2.8%
Utilities	3,361	3,163	6.3%	9,318	8,649	7.7%
Food and beverage	2,690	2,443	10.1%	7,705	7,162	7.6%
Repairs and maintenance	3,243	3,185	1.8%	10,247	9,300	10.2%
Property taxes	1,913	2,267	(15.6)%	6,642	7,104	(6.5)%
Property management fee	2,636	2,711	(2.8)%	7,593	7,137	6.4%
Marketing	1,344	1,174	14.5%	3,711	3,519	5.5%
Insurance	925	1,060	(12.7)%	3,263	2,663	22.5%
All other expenses	981	1,090	(10.0)%	3,233	3,033	6.6%
Total property operating expenses	32,892	32,606	0.9%	98,583	94,172	4.7%
Same store NOI(1)	$17,426	$13,568	28.4%	$48,477	$40,810	18.8%
Non-same store NOI	$—	$1,001	(100.0)%	$48	$2,571	(98.1)%
Total operating investments NOI(2)	$17,426	$14,569	19.6%	$48,525	$43,381	11.9%
_______________________________________
(1)Same store excludes revenues and expenses of properties sold and the Rochester Sub-Portfolio (as defined in “—Results of Operations”).
(2)For a reconciliation of our operating investments segment NOI to segment net income (loss) as presented in accordance with U.S. GAAP in our consolidated financial statements for the three and nine months ended September 30, 2024 and 2023, refer to “—Non-GAAP Financial Measures.”

During the three and nine months ended September 30, 2024, the average occupancy for our operating investments improved by 2.1% and 1.7%, respectively, as compared to the corresponding periods of the prior year, to 90.8% and 89.6%, respectively. The favorable senior housing market conditions and our investment of capital to enhance the facilities of our properties contributed to the increase in occupancy. With the properties approaching stabilized occupancy levels, the managers of our operating investments have been focused on implementing resident rate increases and generating higher revenues, which outpaced the impact of inflation on variable operating costs over the same period. While certain operating expenses remain elevated throughout 2024 to date, same store NOI continues to trend positively, increasing 28.4% and 18.8% during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods of the prior year.
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
The following table presents the rental income, cash reserves used to service the debt obligations for our Arbors portfolio and average resident occupancy of the underlying properties (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental income	$1,080	$837	$1,485	$1,178
Cash reserves used to fund debt service payments, including principal amortization	262	504	2,531	2,846
Average occupancy	78.0%	73.8%	76.2%	73.2%
Our Investments
Our investments are categorized in the following reportable segments:
•Operating Investments - Properties operated pursuant to management agreements with managers, in which we own a controlling interest.
•Net Lease Investments - Properties operated under net leases with an operator, in which we own a controlling interest.
•Unconsolidated Investments - Joint venture investments, in which we own a minority, non-controlling interest.
For financial information regarding our reportable segments, refer to Note 11, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

The following table presents a summary of investments as of September 30, 2024 (dollars in thousands):

		Properties(1)
Investment Type / Portfolio	Amount(2)	ILF	ALF	MCF	Total	Locations	Ownership Interest
Operating Investments
Winterfell	$754,165	32	—	—	32	12 U.S. States	100.0%
Pacific Northwest(3)	95,880	—	5	—	5	Washington/Oregon	100.0%
Aqua	86,129	2	1	1	4	Texas/Ohio	97.0%
Rochester(4)	46,918	1	1	—	2	New York	97.0%
Oak Cottage	15,738	—	—	1	1	California	100.0%
Subtotal	$998,830	35	7	2	44

Net Lease Investments
Arbors	$98,315	—	4	—	4	New York	100.0%
Total Operating/Net Lease Investments	$1,097,145	35	11	2	48

Unconsolidated Investments
Solstice	365	—	—	—	—		20.0%

Total Investments	$1,097,510	35	11	2	48
_______________________________________
(1)Classification based on predominant services provided, but may include other services.
(2)For operating investments and net lease investments, amount represents gross real estate carrying value, net of impairment, before accumulated depreciation as presented in our consolidated financial statements as of September 30, 2024. For unconsolidated investments, amount represents the carrying value of the investments in unconsolidated ventures as presented in our consolidated financial statements as of September 30, 2024. For additional information, refer to “Note 3, Operating Real Estate” and “Note 4, Investments in Unconsolidated Ventures” of Part I, Item 1. “Financial Statements.”
(3)Formerly known as the Avamere portfolio.
(4)Excludes the Rochester Sub-Portfolio (as defined in “—Results of Operations”).
Our investments include the following types of properties:
•Independent living facilities. ILFs are properties with central dining facilities that provide services that include security, housekeeping, nutrition and laundry services. ILFs are designed specifically for independent seniors who are able to live on their own, but desire the security and conveniences of community living. ILFs typically offer several services covered under a regular monthly fee. Fees at these communities are paid from private sources. As of September 30, 2024, we had 35 ILFs in our operating investments segment.
•Assisted living facilities. ALFs provide services that include minimal assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services may be bundled within one monthly fee or based on the care needs of the resident and usually include meals and dining, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance. Revenues generated by ALFs primarily come from private pay sources, including private insurance, and government reimbursement programs, such as Medicaid, to a lesser extent. As of September 30, 2024, we had seven properties that are predominantly ALFs in our operating investments segment and four properties that are predominantly ALFs in our net lease investments segment.
•Memory care facilities. MCFs offer specialized options for seniors with Alzheimer’s disease and other forms of dementia. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment. Residents require a higher level of care and more assistance with activities of daily living than in ALFs. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents. Fees at these communities are paid primarily from private sources and, to a lesser extent, government reimbursement, such as Medicaid. As of September 30, 2024, we had two properties that are predominantly MCFs in our operating investments segment.

Operators and Managers
The following table presents the operators and managers of our operating investments and net lease investments (dollars in thousands):

	As of September 30, 2024		Nine Months Ended September 30, 2024
Operator / Manager	Properties Under Management	Units Under Management	Property and Other Revenues	% of Total Property and Other Revenues
Operating/Net Lease Investments
Solstice Senior Living	32	3,969	$104,136	68.7%
Watermark Retirement Communities(1)	6	723	22,074	14.6%
Arete Living(2)	5	453	17,479	11.5%
Integral Senior Living	1	40	3,521	2.3%
Arcadia Management(3)	4	564	1,486	1.0%
Other(4)	—	—	2,932	1.9%
Total Operating/Net Lease Investments	48	5,749	$151,628	100.0%
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
As of September 30, 2024, we had 44 senior housing facilities in our operating investments segment with four different managers. The following presents the facilities by property type and geographic location as of September 30, 2024:

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
•5% of monthly gross revenues, subject to certain exclusions
•7% of actual costs of certain capital projects
•Additional fees if net operating income exceeds annual target
•Additional fees if net operating income long-term growth is achieved

Watermark Retirement Communities(1)	Aqua	2	December 2024	•5% of monthly gross revenues, subject to certain exclusions •Eligible for promote in connection with disposition
	Aqua	2	February 2025
	Rochester(2)	2	August 2025
Arete Living(3)	Pacific Northwest(3)	5	January 2025	•4% of monthly gross revenues, plus 3% of monthly net operating income subject to certain exclusions •Additional fees based on net operating income exceeds annual target
Integral Senior Living	Oak Cottage	1	April 2025	•Greater of 5% of monthly gross revenues, subject to certain exclusions, or $12,000 per month •Additional fees if net operating income exceeds annual target
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
Certain of our properties in our operating investments segment are held through joint ventures, where an affiliate of the manager owns a 3% non-controlling interest, primarily to create alignment and incentives for the manager to perform. In addition, we own a 20% interest in Solstice Senior Living, LLC, or Solstice, a management platform formed with Integral Senior Living, or ISL, the manager of one of our operating investments, the Winterfell portfolio, which gives us additional rights and minority protections.
Net Lease Investments
As of September 30, 2024, we had four ALFs located in New York operated by Arcadia Management under net leases. These leases obligate Arcadia to pay a fixed rental amount and pay all property-level expenses, with a lease term that expires in August 2029. However, Arcadia has been unable to satisfy its obligations under its leases since February 2021, and instead remits rent and pays property-level expenses based on its available cash. On March 27, 2023, we entered into a forbearance agreement with Arcadia, pursuant to which we are entitled to receive all cash flow in excess of permitted expenses, and are required to fund any operating deficits, through 2025, subject to the terms and conditions thereof. As a result, we participate in the risks and rewards of this portfolio similar to our operating properties. If Arcadia performs under the forbearance agreement, it will be entitled to forgiveness of accrued and unpaid rent during the forbearance period and a potential incentive fee tied to disposition of the portfolio above a certain value.
We continue to monitor Arcadia’s performance and cash flows closely, as well as evaluate potential options for this portfolio.
Unconsolidated Investments
Until September 20, 2024, we owned a 24.0% minority interest in the Trilogy Investment, which indirectly owns 126 integrated senior health campuses, providing services associated with ILFs, ALFs, MFCs and skilled nursing facilities, across the Midwest. On September 20, 2024, we completed the sale of our Trilogy Investment, which generated net proceeds to us of $254.0 million.
As of September 30, 2024, our remaining unconsolidated investment is our 20.0% minority interest in Solstice, the management platform formed with ISL to exclusively manage one of our operating investments, the Winterfell portfolio.
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
Operating Investments and Net Lease Investments
During the nine months ended September 30, 2024, we recorded impairment losses on our operating real estate totaling $3.7 million, including impairment losses of $3.0 million for our Oak Cottage property as a result of lower operating margins and projected future cash flows, $0.4 million of impairment losses for property damage sustained by facilities within our Winterfell and Aqua portfolios and impairment losses of $0.3 million to reflect the market value of land parcels within our Rochester portfolio.
Accumulated impairment losses totaled $166.2 million for operating real estate that we continue to hold as of September 30, 2024. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding impairment recorded in prior years.
Unconsolidated Investments
During the nine months ended September 30, 2024, we did not record impairment on our investments in unconsolidated ventures.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 to September 30, 2023 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
Property and other revenues
Resident fee income	$12,642	$11,966	5.6%	$37,410	$35,655	4.9%
Rental income	38,693	40,330	(4.1)%	111,126	115,897	(4.1)%
Other revenue	1,283	1,078	19.0%	3,092	2,893	6.9%
Total property and other revenues	52,618	53,374	(1.4)%	151,628	154,445	(1.8)%
Expenses
Property operating expenses	32,892	36,890	(10.8)%	98,685	106,993	(7.8)%
Interest expense	12,790	14,250	(10.2)%	38,277	37,143	3.1%
Transaction costs	33	358	(90.8)%	70	455	(84.6)%
General and administrative expenses	2,797	2,921	(4.2)%	9,273	10,424	(11.0)%
Depreciation and amortization	9,101	9,848	(7.6)%	27,031	29,305	(7.8)%
Impairment loss	235	—	NA	3,695	43,422	(91.5)%
Total expenses	57,848	64,267	(10.0)%	177,031	227,742	(22.3)%
Other income (expense), net	—	—	NA	84	202	(58.4)%
Gain (loss) on investments and other	128,511	(347)	NA	128,521	(4,662)	NA
Equity in earnings (losses) of unconsolidated ventures	1,074	(127)	(945.7)%	2,903	(6,595)	(144.0)%
Income tax expense	(20)	(17)	17.6%	(59)	(43)	37.2%
Net income (loss)	$124,335	$(11,384)	NA	$106,046	$(84,395)	(225.7)%
Rochester Sub-Portfolio
In October 2023, as a result of the payment default in July 2023 on seven individual mortgage notes payable, or the Rochester Sub-Portfolio Loan, Fannie Mae, as the lender, filed a complaint seeking the appointment of a receiver and foreclosure on the seven underlying healthcare real estate properties, or the Rochester Sub-Portfolio, and to enforce its rights in its collateral under the loan documents. On October 30, 2023, the properties underlying the Rochester Sub-Portfolio Loan were placed into a receivership. Although we continue to have legal ownership of the Rochester Sub-Portfolio until transferred to Fannie Mae or its designee, the receiver now has effective control of the properties and, as of the date of the receivership order, we discontinued recognizing revenues and expenses related to the Rochester Sub-Portfolio and derecognized the properties and related assets from our financial statements. However, until legal ownership of the Rochester Sub-Portfolio is transferred and the associated debt extinguished, we continue to recognize liabilities associated with the Rochester Sub-Portfolio Loan. As of September 30, 2024, we continue to own all of the properties in the Rochester Sub-Portfolio.
We discontinued recognizing property revenues and expenses for the Rochester Sub-Portfolio as of October 30, 2023, the date of the receivership order. As a result, we did not recognize property revenues and expenses for the Rochester Sub-Portfolio during the three and nine months ended September 30, 2024 as compared to a full three and nine months of activity presented for the three and nine months ended September 30, 2023.

Total Property and Other Revenues
The following table presents total property and other revenues (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
ILF properties	$37,613	$34,208	10.0%	$109,491	$99,327	10.2%
ALF/MCF properties	12,642	11,966	5.6%	37,410	35,655	4.9%
Net lease properties	1,080	837	29.0%	1,485	1,178	26.1%
Same store subtotal	51,335	47,011	9.2%	148,386	136,160	9.0%
Rochester Sub-Portfolio	—	4,849	(100.0)%	—	14,136	(100.0)%
Properties sold	—	436	(100.0)%	150	1,256	(88.1)%
Other revenue	1,283	1,078	19.0%	3,092	2,893	6.9%
Total property and other revenues	$52,618	$53,374	(1.4)%	$151,628	$154,445	(1.8)%
On a same store basis, property and other revenues increased $4.3 million and $12.2 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods of the prior year. Revenues generated by our operating properties increased as a result of improved occupancy and higher market rates for new residents and in-place rates for existing residents. Other revenue, which consists of interest earned on cash and cash equivalents increased during the three and nine months ended September 30, 2024 as compared to the corresponding periods of the prior year due to higher cash balances in our money market accounts.
Property Operating Expenses
The following table presents property operating expenses (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
ILF properties	$23,693	$23,356	1.4%	$70,967	$67,384	5.3%
ALF/MCF properties	9,199	9,250	(0.6)%	27,616	26,788	3.1%
Net lease properties	—	—	NA	—	—	NA
Same store subtotal	32,892	32,606	0.9%	98,583	94,172	4.7%
Rochester Sub-Portfolio	—	3,994	(100.0)%	—	12,209	(100.0)%
Properties sold	—	290	(100.0)%	102	612	(83.3)%
Total property operating expenses	$32,892	$36,890	(10.8)%	$98,685	$106,993	(7.8)%
On a same store basis, operating expenses increased $0.3 million and $4.4 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods of the prior year. While inflationary pressures have gradually softened throughout 2024, variable operating costs, most notably wages and benefits, food and beverage, insurance and utilities, as well as repairs and maintenance costs, remain elevated from the prior year.
Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
ILF properties	$7,163	$7,291	(1.8)%	$21,452	$21,775	(1.5)%
ALF/MCF properties	1,649	1,315	25.4%	4,767	3,937	21.1%
Net lease properties	859	883	(2.7)%	2,577	2,639	(2.3)%
Same store subtotal	9,671	9,489	1.9%	28,796	28,351	1.6%
Rochester Sub-Portfolio	3,119	4,570	(31.8)%	9,301	8,225	13.1%
Properties sold	—	191	(100.0)%	180	567	(68.3)%
Total interest expense	$12,790	$14,250	(10.2)%	$38,277	$37,143	3.1%
On a same store basis, interest expense increased $0.2 million and $0.4 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods of the prior year. Interest expense on our fixed-rate debt declined as a result of continued principal amortization and a decrease in the average mortgage notes principal balances as compared to September 30, 2023. Interest expense on floating-rate debt increased primarily due to a mortgage payable secured by properties within Aqua portfolio converting to a floating-rate loan from a lower yielding fixed-rate loan in February 2024.
Interest expense for the Rochester Sub-Portfolio Loan increased during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods of the prior year due to its floating interest rate and the recognition of default interest, which will continue to accrue until the loan is extinguished.
Transaction Costs
During the nine months ended September 30, 2024, transaction costs consisted primarily of legal and professional fees incurred for corporate strategic initiatives. During the nine months ended September 30, 2023, transaction costs consisted primarily of legal and professional fees incurred for investment activity and costs incurred in connection with the Internalization and the transition of services and systems previously provided by the Former Advisor.
General and Administrative Expenses
Corporate cost savings of $0.1 million and $1.2 million were realized during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods of the prior year, primarily due to a reduction in corporate insurance premiums and other professional services.
Depreciation and Amortization
The following table presents depreciation and amortization (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
ILF properties	$6,767	$6,344	6.7%	$20,075	$18,253	10.0%
ALF/MCF properties	1,650	1,652	(0.1)%	4,905	4,930	(0.5)%
Net lease properties	684	729	(6.2)%	2,051	2,187	(6.2)%
Same store subtotal	9,101	8,725	4.3%	27,031	25,370	6.5%
Rochester Sub-Portfolio	—	1,028	(100.0)%	—	3,649	(100.0)%
Properties sold	—	95	(100.0)%	—	286	(100.0)%
Total depreciation and amortization	$9,101	$9,848	(7.6)%	$27,031	$29,305	(7.8)%
On a same store basis, depreciation and amortization expense increased $0.4 million and $1.7 million during the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods of the prior year, primarily as a result of additional capital improvements completed at the facilities within our Winterfell portfolio. The increase was partially offset by a decrease in depreciation expense at our net lease properties as a result of impairments recognized during the year ended December 31, 2023, which reduced building depreciation expense for the three and nine months ended September 30, 2024.
Impairment Loss
For the three and nine months ended September 30, 2024, impairment losses on operating real estate totaled $0.2 million and $3.7 million, respectively. Refer to “—Impairment” for additional discussion.
For the three and nine months ended September 30, 2023, we recorded impairment losses on our operating real estate totaling $38.7 million. In addition, we recorded impairment losses on our investment in the Espresso joint venture totaling $4.7 million.
Other Income (Expense), Net
For the nine months ended September 30, 2024 and 2023, other income, net consisted primarily of capital expenditure reimbursements from the state of Oregon’s Long-Term Care Capital Improvement and Emergency Preparedness Program received and recognized by facilities within our Pacific Northwest portfolio (formerly known as the Avamere portfolio).
Gain (Loss) on Investments and Other
In September 2024, in connection with the sale of our Trilogy Investment, we recognized a gain totaling $128.6 million.

In June 2023, in connection with the sale of two investments in unconsolidated ventures, we realized a loss totaling $1.3 million. In addition, as a result of the sale, we reclassified the accumulated foreign currency losses, totaling $3.3 million, previously recorded through other comprehensive income on the consolidated statements of equity to realized gain (loss) on investments and other.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the equity in earnings (losses) of our unconsolidated ventures (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023	%	2024	2023	%
Trilogy	$1,100	$(146)	(853.4)%	$3,005	$454	561.9%
Solstice	(26)	19	(236.8)%	(102)	(41)	148.8%
Subtotal	1,074	(127)	35.4%	2,903	413	(14.8)%
Espresso	—	—	N/A	—	9,228	(100.0)%
Investments sold in 2023	—	—	N/A	—	(16,236)	(100.0)%
Total equity in earnings (losses)	$1,074	$(127)	35.4%	$2,903	$(6,595)	(105.3)%
For the three and nine months ended September 30, 2024, equity in earnings (losses) related to our Trilogy Investment represent our proportionate share of earnings through the date of the sale of our ownership interest on September 20, 2024.
On June 30, 2023, we elected the fair value option to account for our investment in the Espresso joint venture, which resulted in no equity in earnings (losses) recorded subsequent to the accounting policy election.
We did not receive any distributions from our unconsolidated ventures during the nine months ended September 30, 2024 as compared to $24.1 million received during the nine months ended September 30, 2023, which were primarily from sales transactions in the Espresso joint venture.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$124,441	$(11,218)	$106,364	$(82,925)
Adjustments:
Depreciation and amortization	9,101	9,848	27,031	29,305
Depreciation and amortization related to non-controlling interests	(35)	(67)	(102)	(214)
Depreciation and amortization related to unconsolidated ventures	3,829	4,137	12,463	14,328
(Gain) loss from sales of property	—	—	42	(136)
Gain (loss) from sales of property related to non-controlling interests	—	—	(1)	4
(Gain) loss from sales of property related to unconsolidated ventures	—	—	—	(7,894)
Impairment losses of depreciable real estate	235	—	3,695	38,694
Impairment loss on real estate related to non-controlling interests	(8)	—	(11)	(1,161)
Impairment losses of depreciable real estate held by unconsolidated ventures	—	—	—	7,682
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$137,563	$2,700	$149,481	$(2,317)
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$137,563	$2,700	$149,481	$(2,317)
Adjustments:
Transaction costs	33	358	70	455
Amortization of premiums, discounts and fees on investments and borrowings	982	1,513	2,962	3,507
(Gain) loss on investments and other	(128,511)	347	(128,563)	4,798
Adjustments related to unconsolidated ventures(1)	397	323	1,158	6,136
Adjustments related to non-controlling interests	(4)	(27)	(16)	(28)
Impairment of real estate related investment	—	—	—	4,728
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$10,460	$5,214	$25,092	$17,279
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
The following table reconciles net income (loss), computed in accordance with U.S. GAAP, to NOI for our operating investments segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Investments
Net income (loss)	$(3,322)	$(8,275)	$(16,260)	$(57,359)
Adjustments:
Income tax expense	20	17	59	43
Gain (loss) on investments and other	81	311	71	28
Other income, net	—	—	(84)	(202)
Impairment loss	235	—	3,695	38,694
Depreciation and amortization	8,417	9,119	24,979	27,118
General and administrative expenses	64	30	362	555
Transaction costs	—	—	2	—
Interest expense	11,931	13,367	35,701	34,504
Net operating income	$17,426	$14,569	$48,525	$43,381
For additional information regarding our operating investments segment, refer to “— Our Investments” above and for financial information refer to Note 11, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
Liquidity and Capital Resources
Our current principal liquidity needs are to fund: (i) operating expenses, including corporate general and administrative expenses; (ii) principal and interest payments on our borrowings and other commitments; and (iii) capital expenditures.
Our current primary sources of liquidity include the following: (i) cash on hand; (ii) proceeds that may be generated from investment sales and realizations; and (iii) cash flow generated by our investments.
As of November 7, 2024, we had approximately $343.8 million of unrestricted cash and currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties and rental income from our net lease properties. Net cash provided by operating activities was $16.7 million for the nine months ended September 30, 2024.
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
During the nine months ended September 30, 2024, we paid $13.3 million and $26.1 million in recurring principal and interest payments, respectively, on borrowings. Excluding the Rochester Sub-Portfolio Loan, we had $780.0 million of consolidated asset-level borrowings outstanding as of September 30, 2024.
We have $670.2 million of borrowings that mature in 2025, including $573.5 million of borrowings collateralized by our Winterfell portfolio. We may be unable to extend or refinance these borrowings without a significant pay down of existing loan balances. Our ability to refinance these borrowings and/or sell assets will be significantly impacted by market conditions, over which we have no control. Further, given the nature of our assets and the materiality of this portfolio, we may not be able to respond quickly to changes in market conditions. Even if we are able to extend or refinance these borrowings, it will likely be at a significantly higher interest rate.

Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of September 30, 2024, our leverage was 54.6% of our assets, other than intangibles, before deducting non-cash reserves and depreciation.
For additional information regarding our borrowings, including principal repayments, timing of maturities and loans currently in default, refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Note 5, “Borrowings” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
Capital Expenditures Activities
We are responsible for capital expenditures for our operating properties and may also fund capital expenditures for our net lease properties. We have made significant investments in capital expenditures to increase operating income and enhance the overall value of certain properties and in order to maintain market position, functional and operating standards. We will continue to invest going forward, although we expect aggregate spending to decrease in the near-term compared to 2023 and prior years. During the nine months ended September 30, 2024, cash used for capital expenditures at our investments totaled $11.3 million.
Realization and Disposition of Investments
We will pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return or strategic outcome, improve our liquidity position and generate value for shareholders. We will continue to monitor the interest rate environment and related impact on the capital markets and transaction activity, so we are well positioned to execute on our disposition strategy as and when compelling opportunities become available.
On September 20, 2024, we completed the sale of our Trilogy Investment to affiliates of American Healthcare REIT, Inc., or AHR, in accordance with the Option Agreement, which resulted in net cash proceeds, after transaction costs, to us of $254.0 million.
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
Based on the current forecasted cash flow of our investments and cash needs to operate our business, we do not anticipate paying recurring dividends. Instead, the board of directors will evaluate special distributions in connection with any sales and other realizations of investments on a case-by-case basis based on, among other factors, current and projected liquidity needs.
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
Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
Cash flows provided by (used in):	2024	2023
Operating activities	$16,739	$13,066	$3,673
Investing activities	255,225	(14,295)	269,520
Financing activities	(24,232)	(15,464)	(8,768)
Net increase (decrease) in cash, cash equivalents and restricted cash	$247,732	$(16,693)	$264,425

Operating Activities
Net cash provided by operating activities improved from $13.1 million for the nine months ended September 30, 2023 to $16.7 million for the nine months ended September 30, 2024. Increases in occupancy and rates at our operating investments resulted in higher rent and resident fees collected and the Rochester Sub-Portfolio Loan default in July 2023 resulted in lower cash interest payments in the current period. We did not receive any distributions from unconsolidated investments during the nine months ended September 30, 2024 as compared to $10.6 million received and classified as operating cash flows in the corresponding period of last year.
Investing Activities
Our cash flows from investing activities are primarily proceeds from investment dispositions, including distributions received from our investments in unconsolidated investments that have been classified as investing cash flows, net of any capital expenditures. We continue to invest capital into our operating portfolios in order to maintain market position and enhance overall asset value, although we expect aggregate spending to decrease in the near-term as compared to 2023 and 2022. Net cash provided by investing activities increased from $14.3 million for the nine months ended September 30, 2023 to $255.2 million for the nine months ended September 30, 2024, primarily due to the net proceeds generated from the sale of our Trilogy Investment.
Financing Activities
For the nine months ended September 30, 2024, net cash used in financing activities were primarily principal amortization and repayments of our mortgage notes payable, which totaled $24.2 million for the nine months ended September 30, 2024 and includes the repayment of a $10.9 million mortgage note for a property sold within our Rochester Portfolio. Mortgage principal amortization totaled $15.5 million for the nine months ended September 30, 2023.
Off-Balance Sheet Arrangements
As of September 30, 2024, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I, Item 1. “Financial Statements.” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Distributions Declared and Paid
From inception through September 30, 2024, we declared $530.9 million in distributions and generated cumulative FFO of $202.0 million. From April 5, 2013, the date of our first investment, through December 31, 2017, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.675 per share of our common stock. In order to better align the distribution with anticipated cash flows from operations, beginning in January 1, 2018 through January 31, 2019, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.3375 per share of our common stock. Effective February 1, 2019, our board of directors stopped recurring distributions in order to preserve capital and liquidity. In May 2022, we paid a special distribution in the amount of $0.50 per share of our common stock. During the nine months ended September 30, 2024, we did not declare any distributions to stockholders.
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
Investments in Joint Ventures
Solstice, the manager of our Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and us, which owns 20.0%. For the nine months ended September 30, 2024, we recognized property management fee expense of $5.4 million payable to Solstice related to the Winterfell portfolio.
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
The following table presents a summary of our borrowings as of September 30, 2024 (dollars in thousands):

Borrowing Type	Loan Count	Interest Rate(1)	Principal Outstanding	% of Outstanding Debt
Fixed-rate debt	42	4.2%	$735,902	83.6%
Floating-rate debt	2	7.0%	44,059	5.0%
Rochester Sub-Portfolio Loan(2)	7	7.6%	99,786	11.4%
Total/Weighted Average	51	4.7%	$879,747	100.0%
_______________________________________
(1)Represents the weighted average interest rate effective as of September 30, 2024.
(2)The Rochester Sub-Portfolio Loan is comprised of seven individual floating-rate mortgage notes payable in payment default, cross-collateralized and subject to cross-default, five ILFs and two ALFs, which have been placed into a receivership.
When borrowing at variable rates, we seek the lowest margins available and evaluate hedging opportunities. The interest rate on our floating-rate borrowings is a fixed spread over an index such as the Secured Overnight Financing Rate, or SOFR, and typically reprices every 30 days. For our floating-rate borrowings, we have entered into interest rate caps that involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of September 30, 2024, excluding the Rochester Sub-Portfolio Loan, one of our two floating-rate loans is hedged with a contract in place through the third quarter of 2025 and had an effectively capped interest rate of 5.6%. Based on market interest rates of September 30, 2024, a hypothetical 100 basis point increase on the interest rate for our floating-rate loan without an interest rate cap in place would increase our interest expense by $0.3 million.
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
Our organizational documents permit us to pay distributions from any source, including offering proceeds, borrowings or sales of assets or we may make distributions in the form of taxable stock dividends. We have not established a limit on the amount of proceeds we may use to fund distributions. We have funded distributions in the past in excess of our cash flow from operations and may continue to do so in the future. If we pay distributions from sources other than our cash flow provided by operations, such as using the proceeds of asset sales, our book value may be negatively impacted and the value of our shares will be reduced. In May 2022, we paid a special distribution to stockholders of $0.50 per share of common stock using proceeds from asset sales and not cash flow provided by operations. We did not declare any distributions during the three months ended September 30, 2024.
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
We did not repurchase any shares of common stock during the three months ended September 30, 2024.

Unregistered Sales of Equity Securities
We did not issue any shares of common stock during the three months ended September 30, 2024.
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

NorthStar Healthcare Income, Inc.
Date:	November 8, 2024	By:	/s/ KENDALL K. YOUNG
			Name:	Kendall K. Young
			Title:	Chief Executive Officer, President and Director

		By:	/s/ NICHOLAS R. BALZO
			Name:	Nicholas R. Balzo
			Title:	Chief Financial Officer and Treasurer