Form 10-K
period 2024-12-31
NorthStar Healthcare Income, Inc.
filed 2025-03-14
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 185,712,103 shares outstanding as of March 14, 2025.

NORTHSTAR HEALTHCARE INCOME, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the impact of the pending merger on our business and operations, the effects of our current strategies and investment activities, our ability to retain our senior executives and other sufficient personnel to manage our business and our ability to effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements.
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
Risks Related to the Merger
•There is no assurance that the merger with an affiliate of Welltower Inc., or the Merger, will be consummated. The consummation of the Merger is subject to certain customary closing conditions, including, among others, the approval of the Merger by our stockholders.
•The announcement and pendency of our proposed Merger could adversely affect our business, financial results and operations.
Risks Related to Our Business and Strategy
•Macroeconomic trends, including unfavorable trends relating to labor costs, unemployment, inflation and interest rates, may adversely affect our business and financial results.
•Market conditions and the actual and perceived state of the capital markets generally could negatively impact our business, financial condition and results of operations.
•We are directly exposed to operational risks at substantially all of our properties and are dependent on the managers of these properties to manage these risks.
•We depend on the manager of our Winterfell portfolio, Solstice Senior Living, or Solstice, for a significant majority of our revenues and net operating income. Adverse developments in Solstice’s business and affairs or financial condition could have a material adverse effect on us.
•If we must replace any of our managers, we might be unable to reposition the properties or fully restore value, and we could be subject to delays, limitations and expenses, all of which could have a material adverse effect on us.
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
•Insurance may not cover all potential losses on commercial real estate investments, which may impair the value of our assets.
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
•Stockholders are not currently able to sell any of their shares of our common stock back to us pursuant to our share repurchase program and if they do sell their shares on any limited market that may develop, they may not receive the price they paid upon subscription.
•Our board of directors, or the Board, determined an estimated value per share of $2.96 for our common stock as of June 30, 2024, which may not reflect the current value of shares of our common stock.
•No public trading market for our shares currently exists, and as a result, it will be difficult for stockholders to sell their shares and, if stockholders are able to sell their shares, stockholders will likely sell them at a substantial discount to the price paid for those shares.
•If we do not successfully implement a liquidity transaction, such as the Merger, stockholders may have to hold their investments for an indefinite period.
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
We were formed in October 2010 as a Maryland corporation and commenced operations in February 2013. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with the taxable year ended December 31, 2013. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
We raised $2.0 billion in total gross proceeds from the sale of shares of our common stock in our continuous, public offerings, including $232.6 million pursuant to our distribution reinvestment plan, or the DRP, collectively referred to as our Offering.
The Internalization
From inception through October 21, 2022, we were externally managed by CNI NSHC Advisors, LLC or its predecessor, or the Former Advisor, an affiliate of NRF Holdco, LLC, or the Former Sponsor. The Former Advisor was responsible for managing our operations, subject to the supervision of our Board, pursuant to an advisory agreement. On October 21, 2022, we completed the internalization of our management function, or the Internalization. In connection with the Internalization, we agreed with the Former Advisor to terminate the advisory agreement.
Merger Agreement
On January 29, 2025, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Compound Holdco LLC, a Delaware limited liability company, or the Parent, Compound Merger Sub LLC, a Delaware limited liability company and a subsidiary of Parent, or the Merger Sub, and, solely for purposes of Section 10.14 thereof, Welltower OP LLC, a Delaware limited liability company and a subsidiary of Welltower Inc., or the Guarantor. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, we will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity, or the Merger. The Merger Agreement and the transactions contemplated thereby were unanimously approved by our Board.
Upon consummation of the Merger, our stockholders will receive $3.03 in cash for each share of our common stock, without interest and subject to any applicable withholding tax obligations.
The completion of the Merger is subject to certain customary closing conditions, including, among others, (1) approval of the Merger by our stockholders; (2) material compliance with covenants; (3) accuracy of each party’s representations, subject to materiality thresholds; (4) absence of injunctions or orders that prohibit or restrain the consummation of the Merger; (5) the receipt by us and Merger Sub of a written legal opinion addressing our qualification as a REIT; (6) the absence of a material adverse effect on us prior to the closing; and (7) our completion of the distribution of the interests in the limited partners of our operating partnership to NorthStar Healthcare.
We have made customary representations and warranties and have agreed to certain customary covenants in the Merger Agreement, including, among others, covenants to conduct our business in the ordinary course and maintain our REIT status.
Our stockholders will be asked to vote to approve, among other things, the Merger at a special meeting of stockholders that will be held on a date yet to be announced. Approval of the Merger requires the affirmative vote of the holders of at least a majority of the shares of our outstanding common stock entitled to vote on the Merger as of the record date for the special meeting.
The Merger is expected to close in the second quarter of 2025, although there can be no assurances as to when or if the closing will occur.
Our Strategy
Our primary objective is to maximize value and generate liquidity for stockholders. The key elements of our strategy include:
•Grow the Operating Income Generated by Our Portfolio. We are focused on growing the net operating income generated by our properties, through active portfolio management and selectively deploying capital expenditures to improve occupancy and resident rates while managing expenses, in an effort to enhance the overall value of our assets.

•Pursue Disposition Opportunities that Maximize Value. We will pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return or strategic outcome, with the goal of maximizing value for stockholders overall. Consistent with this strategy, we are presently pursuing the Merger, as described above.
Our Investments
We operate our seniors housing investments portfolio through two reportable segments: operating investments and net lease investments. Our operating investments segment includes properties operated pursuant to management agreements with managers, in which we own a controlling interest. Our net lease investments segment includes properties operated under net leases with an operator, in which we own a controlling interest. As of December 31, 2024, all four properties in our net lease investment segment were designated as held for sale and the sale was completed in January 2025. We also hold assets outside of our reportable business segments, which include corporate assets, primarily cash and cash equivalents, as well as unconsolidated joint venture investments, in which we own a minority, non-controlling interest.
For financial information regarding our reportable segments, refer to Note 11, “Segment Reporting” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
The following table and charts present a summary of our seniors housing investments portfolio as of December 31, 2024, excluding properties classified as held for sale as of December 31, 2024 (dollars in thousands):

		Properties(1)
Investment Portfolio	Amount(2)	ILF	ALF	MCF	Total	Locations	Ownership Interest
Winterfell	$757,494	32	—	—	32	12 U.S. States	100.0%
Pacific Northwest	96,179	—	5	—	5	Washington/Oregon	100.0%
Aqua	86,711	2	1	1	4	Texas/Ohio	97.0%
Oak Cottage	15,738	—	—	1	1	California	100.0%
Total Investments	$956,122	34	6	2	42
_______________________________________
(1)Classification based on predominant services provided, but may include other services.
(2)Amount represents gross real estate carrying value, net of impairment, before accumulated depreciation, as presented in our consolidated financial statements as of December 31, 2024. For additional information, refer to “Note 3, Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”

Property Type(1)	Geographic Location

_______________________________________
(1)Classification based on predominant services provided, but may include other services.

Our seniors housing investments include the following types of properties:
•Independent living facilities. ILFs are properties with central dining facilities that provide services that include security, housekeeping, nutrition and laundry services. ILFs are designed specifically for independent seniors who are able to live on their own, but desire the security and conveniences of community living. ILFs typically offer several services covered under a regular monthly fee. Fees at these communities are paid from private sources. As of December 31, 2024, we had 34 ILFs in our operating investments segment.
•Assisted living facilities. ALFs provide services that include minimal assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services may be bundled within one monthly fee or based on the care needs of the resident and usually include meals and dining, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance. Revenues generated by ALFs primarily come from private pay sources, including private insurance, and government reimbursement programs, such as Medicaid, to a lesser extent. As of December 31, 2024, we had six properties that are predominantly ALFs in our operating investments segment.
•Memory care facilities. MCFs offer specialized options for seniors with Alzheimer’s disease and other forms of dementia. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment. Residents require a higher level of care and more assistance with activities of daily living than in ALFs. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents. Fees at these communities are paid primarily from private sources and, to a lesser extent, government reimbursement, such as Medicaid. As of December 31, 2024, we had two properties that are predominantly MCFs in our operating investments segment.
Managers
The following table presents the managers of our seniors housing investments portfolio (dollars in thousands):

	As of December 31, 2024		Year Ended December 31, 2024
Manager	Properties Under Management	Units Under Management	Resident Fee and Rental Revenues	% of Total Resident Fee and Rental Revenues

Solstice Senior Living	32	3,969	$140,566	70.3%
Watermark Retirement Communities(1)	4	418	21,815	10.9%
Arete Living	5	453	23,300	11.7%
Integral Senior Living	1	40	4,627	2.3%
Subtotal	42	4,880	190,308	95.2%
Properties sold or held for sale in 2024(2)	7	916	9,633	4.8%
Total			$199,941	100.0%
_______________________________________
(1)Excludes properties sold or held for sale as of December 31, 2024.
(2)Within our operating investments, we sold two properties and classified one property as held for sale that were managed by Watermark Retirement Communities during the year ended December 31, 2024. The four net lease properties operated by Arcadia Management in our net lease investment segment were classified as held for sale as of December 31, 2024.
Operating Investments
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
•5% of monthly gross revenues, subject to certain exclusions
•7% of actual costs of certain capital projects
•Additional fees if net operating income exceeds annual target
•Additional fees if net operating income long-term growth is achieved

Watermark Retirement Communities(1)	Aqua	2	December 2025	•5% of monthly gross revenues, subject to certain exclusions •Eligible for promote in connection with disposition, subject to achievement of performance targets
	Aqua	2	February 2026
Arete Living	Pacific Northwest	5	January 2026	•4% of monthly gross revenues, plus 3% of monthly net operating income subject to certain exclusions •Additional fees if net operating income exceeds annual target
Integral Senior Living	Oak Cottage	1	April 2025	•Greater of 5% of monthly gross revenues, subject to certain exclusions, or $12,000 per month •Additional fees if net operating income exceeds annual target
_______________________________________
(1)Affiliates of Watermark also own a 3% non-controlling interest in the Aqua portfolio, which may impact various rights and economics under the management agreements.
Certain managed seniors housing properties are held through joint ventures, where an affiliate of the manager owns a 3% non-controlling interest, primarily to create alignment and incentives for the manager to perform. In addition, we own a 20% interest in Solstice Senior Living, LLC, or Solstice, a management platform formed with affiliates of Integral Senior Living, or ISL, the manager of the Winterfell portfolio, which gives us additional rights and minority protections.
On November 1, 2022, each of the management agreements with Solstice for the Winterfell portfolio properties were amended to include, among other things, a long-term incentive fee, or the Incentive Fee, payable to Solstice if the Winterfell portfolio achieved certain performance goals related to growth in net operating income through 2025.
In the event that the aggregate net operating income generated by the Winterfell portfolio exceeds certain performance goals for the twelve months ending December 31, 2025, or an earlier date if the Winterfell portfolio is sold and Solstice is terminated as the manager, we may be required to pay to Solstice amount equal to 5-20% of the aggregate net operating income for that period in excess of the performance target, calculated in accordance with the terms of the management agreements and subject to the terms and conditions set forth in the management agreements, payable on or before March 2026.
We determined that it is probable that the Incentive Fee will be payable based on performance achieved by the Winterfell portfolio during the year December 31, 2024, and, as a result, accrued an estimated reserve of $6.0 million as of December 31, 2024.
Properties Sold and Held for Sale
In our operating investments segment, during the year ended December 31, 2024, we sold two properties within the Rochester portfolio managed by Watermark. The sales generated net proceeds totaling $14.8 million after the repayment of outstanding borrowings and transaction costs. In addition, in December 2024, we entered into an agreement to sell the remaining property within the Rochester portfolio, which was designated as held for sale as of December 31, 2024. The sale was completed in January 2025 and generated net proceeds of $6.6 million after transaction costs. As of December 31, 2024, we continue to have legal ownership of seven seniors housing properties, or the Rochester Sub-Portfolio, securing seven individual mortgage notes payable, or the Rochester Sub-Portfolio Loan, which were placed into a receivership in October 2023. We continue to work with the receiver and its advisors to facilitate an orderly transition of the ownership of the properties.
As of December 31, 2024, our net lease investments segment included four ALF properties located in New York, or the Arbors portfolio, operated by Arcadia Management under net leases, which were designated as held for sale. In November 2024, we entered into an agreement to sell the Arbors portfolio and the sale was completed in January 2025, generating net proceeds of $1.2 million, after the repayment of outstanding borrowings of $79.1 million and transaction costs. Since February 2021, the operator has failed to remit rent in full and comply with other contractual terms of its lease agreements, which resulted in a default under the operator’s leases. The sale allowed us to repay all outstanding borrowings in advance of a February 2025 debt maturity and exit an underperforming portfolio with a defaulted lease.
Unconsolidated Investments
Until September 20, 2024, we owned a 24.0% minority interest in the Trilogy REIT Holding, LLC, or Trilogy, which indirectly owns integrated senior health campuses, providing services associated with ILFs, ALFs, MCFs and skilled nursing facilities, across the Midwest. On September 20, 2024, we completed the sale of our investment in Trilogy, which generated net proceeds to us of $254.0 million.
As of December 31, 2024, our remaining unconsolidated investment with ongoing operations is our 20.0% minority interest in Solstice, the management platform formed with affiliates of ISL to exclusively manage one of our operating investments, the Winterfell portfolio.
Seasonality
Our revenues are dependent on occupancy and may fluctuate based on seasonal trends. It is difficult to predict the magnitude of seasonal trends and the related potential impact of the cold and flu season, occurrence of epidemics or any other widespread illnesses on the occupancy of our facilities. A decrease in occupancy could adversely affect our operating income.
Competition
Our investments will experience local and regional market competition for residents, operators and staff. Competition will be based on quality of care, reputation, physical appearance of properties, services offered, family preference, physicians, staff and price. Competition will come from independent operators as well as companies managing multiple properties, some of which may be larger and have greater resources than our operators. Some of these properties are operated for profit while others are owned by governmental agencies or tax-exempt, non-profit organizations. Competitive disadvantages may result in vacancies at facilities, reductions in net operating income and ultimately a reduction in stockholder value.
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
Portfolio Management
The portfolio management process for our investments includes oversight by our executive and asset management teams, regular management meetings and an operating results review process. These processes are designed to evaluate and proactively identify asset-specific issues and trends on a portfolio-wide, sub-portfolio or asset type basis. The teams work in conjunction with our managers to create tailored action plans to address issues identified.
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

Human Capital
On October 21, 2022, as a result of completing the Internalization, we became a self-managed REIT. Prior to the Internalization, we had no employees and were externally managed by the Former Advisor or its affiliates, who provided management, acquisition, advisory, marketing, investor relations and certain administrative services for us. As of December 31, 2024, we had eight full-time employees.
We believe our employees are critical to our success. All of our employees are provided with a comprehensive benefits and wellness package, which may include medical, dental and vision insurance, life insurance, 401(k) matching, long-term incentive plans, among other things. In connection with the Internalization, we worked with a compensation consultant to evaluate and benchmark the competitiveness of our compensation programs focused on pay practices that reward performance and support our needs. Our executive management team oversees our human capital resources and employment practices to ensure that an asset as important as our employees is strategically integrated with our goals and business plan as a healthcare REIT.
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
Tax Regulation
We elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 2013. If we maintain our qualification as a REIT for federal income tax purposes, we will generally not be subject to federal income tax on our taxable income that we distribute as dividends to our stockholders. If we fail to maintain our qualification as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and will generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and operate in a manner that enables us to qualify for treatment as a REIT for federal income tax purposes and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes. In addition, we operate certain healthcare properties through structures permitted under the REIT Investment Diversification and Empowerment Act of 2007, which permits us, through taxable REIT subsidiaries, or TRSs, to have direct exposure to resident fee income and incur related operating expenses.
U.S. Healthcare Regulation
Overview
Seniors housing facilities may be subject to extensive and complex federal, state and local laws, regulations and industry standards governing their operations. Although the properties within our seniors housing investments portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure. Changes in laws, regulations, reimbursement and enforcement activity can all have a significant effect on our operations and financial condition, as set forth below and under Item 1A. “Risk Factors.”
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
Federal, state and private payor reimbursement methodologies applied to healthcare providers are continuously evolving. With significant budgetary pressures, federal and state governments continue to seek ways to reduce federal healthcare program spending, such as reductions in reimbursement rates and increased enrollment in managed care programs, among other things. It is difficult to predict the nature and success of future financial or delivery system reforms, or the extent of any changes to Medicaid eligibility and overall government spending on Medicaid programs, including those that may be implemented by the new Administration, but changes to reimbursement rates and related policies could adversely impact our results of operations.
Licensure, Certification and Accreditation
Seniors housing facilities and other healthcare providers that operate healthcare properties in our seniors housing investments portfolio may be subject to extensive state licensing, laws and regulations, which may restrict the ability to add new properties, expand an existing facility’s size or services, or transfer responsibility for operating a particular facility to a new operator. The failure of our operators or managers to obtain, maintain or comply with any required license or other certification, accreditation or regulatory approval (which could be required as a condition of licensure or third-party payor reimbursement) could result in loss of licensure, loss of certification or accreditation, denial of reimbursement, imposition of civil and/or criminal penalties and fines, suspension or exclusion from federal and state healthcare programs or closure of the facility, any of which could have an adverse effect on our operations and financial condition.
Health Information Privacy and Security
Healthcare providers, including those in our portfolio, are subject to numerous state and federal laws that protect the privacy and security of patient health information. The federal and state governments have significantly increased enforcement of these laws. The failure of our managers to maintain compliance with privacy and security laws could result in the imposition of penalties and fines, which in turn may adversely impact us.
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
The HHS Office of Inspector General and the Pandemic Response Accountability Committee each have the right to conduct audits of our use of funds from the Provider Relief Fund and HHS has the right to recoup some or all of the payments if it determines those payments were not made or the funds were not used in compliance with its rules, regulations and interpretive guidance.
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
Corporate Governance and Internet Address
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our Board consists of a majority of independent directors. The audit committee of our Board, or the Audit Committee, and compensation committee of our Board are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of ethics, which delineate our standards for our officers and directors.
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
Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. Although we have entered into the Merger Agreement, there can be no assurance that the Merger will be consummated. The following risk factors describe the risks and uncertainties we may face during the pendency of the consummation of the Merger and in the event the Merger is not consummated. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial or that generally apply to all businesses also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected.
Risks Related to the Merger
There is no assurance that the Merger will be consummated.
There is no assurance that the Merger will be consummated or, if the Merger is consummated, that certain terms of the Merger Agreement may not change. The Merger Agreement is subject to a number of conditions that might prevent the closing of the Merger including, but not limited to, obtaining the approval of our stockholders. In addition, the Merger Agreement may be terminated by either party under certain circumstances. In connection with the termination of the Merger Agreement under certain circumstances, we would be required to pay termination amounts in cash ranging from approximately $14.1 million to $22.5 million. Accordingly, there can be no assurance that the Merger will be consummated according to the terms described herein or at all, and if it fails to close we may be liable for a significant termination amount, which may adversely affect our business, financial results and operations.
The announcement and pendency of our proposed Merger could adversely affect our business, financial results and operations.
The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding our business, including by affecting our ability to maintain relationships with our partners, managers and others with whom we do business. Any such disruptions or uncertainty could have an adverse effect on our business, financial results and operations. We have also diverted, and will continue to divert, significant management resources towards the negotiation, entry into and anticipated completion of the Merger, which could adversely affect our business and results of operations.
In addition, without the consent of Welltower and subject to certain other exceptions, we are subject to restrictions on the conduct of our business prior to the consummation of the Merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, lease, transfer or dispose of our assets, amend certain contracts or our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to expiring contracts, developments with our managers (including changes in the financial positions of our managers) or other industry developments, and may otherwise adversely affect our business, financial results and operations.
Risks Related to Our Business and Strategy
Macroeconomic trends, including unfavorable trends relating to labor costs, unemployment, inflation and interest rates, may adversely affect our business and financial results.
Macroeconomic trends, including unfavorable trends relating to labor costs, unemployment, inflation and interest rates, may adversely impact our business, financial condition and results of operations. Increased labor costs and a shortage of available skilled and unskilled workers has and may in the future increase the cost of staffing at our seniors housing communities. To the extent our managers cannot hire sufficient workers, they may be required to enhance pay and benefits packages to compete effectively for such personnel or use more costly contract or overtime labor. If our managers are unable to hire and fill necessary positions, our business may suffer, causing us to forego potential revenue and growth. Rising labor expense may result in a decrease in our net operating income and, as a result, the value of our properties.
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
Elevated interest rates may also result in higher operating and incremental borrowing costs for us, as well as a decrease in the value of our real estate and a decrease in our cash flows and net income. In addition, elevated inflation or higher than expected interest rates due to macrodevelopments, U.S. government policies, or otherwise, could negatively impact consumer spending and future demand for our properties.
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
We are directly exposed to operational risks at all of our properties and are dependent on the managers of these properties to manage these risks.
All of our properties are operated pursuant to management agreements, where we are directly exposed to various operational risks. These risks include: (i) fluctuations in occupancy; (ii) fluctuations in private pay rates and government reimbursement; (iii) increases in the cost of food, materials, energy, labor (as a result of workforce challenges or otherwise) or other services; (iv) rent control regulations; (v) national and regional economic conditions; (vi) the imposition of new or increased taxes; (vii) capital expenditure requirements; (viii) federal, state, local licensure, certification and inspection, fraud and abuse, and privacy and security laws, regulations and standards; (ix) professional and general liability claims; (x) the availability and increases in cost of insurance coverage; and (xi) the impact of actual and anticipated outbreaks of disease and epidemics, such as COVID-19. Any one or a combination of these factors may adversely affect our revenue and operations.
Significant uncertainty continues to exist regarding the impact of macroeconomic trends on revenue and expenses at our properties, including with respect to labor and employment, inflation, rising interest rates and potential changes or disruptions in government reimbursement. For all of our directly owned properties, we are responsible for operating shortfalls if the properties do not generate sufficient revenues to cover expenses.
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
We depend on the manager of our Winterfell portfolio, Solstice Senior Living, or Solstice, for a significant majority of our revenues and net operating income. Adverse developments in Solstice’s business and affairs or financial condition could have a material adverse effect on us.
As of December 31, 2024, Solstice managed 32 of our seniors housing facilities pursuant to management agreements. For the year ended December 31, 2024, properties managed by Solstice represented 70.3% and 79.2% of our resident fee and rental revenues and our gross real estate carrying value (net of impairment, before accumulated depreciation), respectively.
Solstice, through affiliates, may operate other properties or have other business initiatives that may be in conflict with our interests or cause them to fail to prioritize our properties. In addition, if Solstice is unable to attract, retain and incentivize qualified personnel, it could impair their respective ability to manage our properties efficiently and effectively. Further, any significant changes in senior management or equity ownership, or adverse developments in their businesses and affairs or financial condition, could also impair their respective ability to manage our properties and could have a materially adverse effect on us.
If we must replace any of our managers, we might be unable to reposition the properties and fully restore value, and we could be subject to delays, limitations and expenses, all of which could have a material adverse effect on us.
If our managers experience performance challenges, we may need to negotiate new management agreements with our managers or reposition our properties with new managers. In these circumstances, operating cash flow on the related properties could decline or cease altogether while we reposition the properties. We also may not be successful in identifying suitable replacements or enter into new management agreements on a timely basis or on terms as favorable to us as our current management agreements, if at all, and we may be required to fund certain transition-related costs. Replacement of managers may also be subject to regulatory approvals. Once a suitable replacement manager has taken over operation of the properties, it may still take an extended period of time before the properties are fully repositioned and value restored, if at all. If we are unable to find a suitable replacement manager, we may determine to dispose of a property, which may result in a loss. Any of these results could have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks associated with capital expenditures, and our failure to adequately manage such risks could have a material adverse effect on our business, financial condition and results of operations.
Our properties require significant investment in capital expenditures. If we fail to adequately invest in capital expenditures, including as a result of restrictions imposed on us by the Merger Agreement, occupancy rates and the amount of rental and reimbursement income generated by our facilities may decline, which would negatively impact the overall value of the affected facilities. At the same time, capital expenditures subject us to risks, including cost overruns, the inability of the manager to generate sufficient cash flow to achieve the projected return and potential declines in the value of the property. There can be no assurance that any investment in capital expenditures increases the overall return on our investments. If we fail to adequately manage such risks, it could have a material adverse effect on our business, financial condition and results of operations. These risks may be further heightened due to our limited sources of liquidity, and we could find ourselves in a position with insufficient liquidity to fund future obligations.
Events that adversely affect the ability of seniors and their families to afford resident fees at our seniors housing facilities could cause our occupancy rates, revenues and results of operations to decline.
Costs to seniors associated with independent, assisted living and memory care services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with sufficient income or assets or other resources will be able to afford to pay the monthly resident fees, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If our managers are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services, our occupancy rates and revenues could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition.
Increased competition could adversely affect future occupancy rates, operating margins and profitability at our properties.
The healthcare and seniors housing industries are highly competitive, and our managers may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. If development outpaces demand in the markets in which our properties are located, those markets may become saturated and our managers could experience decreased occupancy, reduced operating margins and lower profitability, which could have a material adverse effect on us. Depending on the jurisdiction, there are limited barriers to developing properties in our asset classes, particularly seniors housing. As a result, supply and demand dynamics can change quickly. We may be unable to rebalance our portfolio in a timely manner in order to respond to changes in those dynamics.
Our strategy depends upon identifying and executing on disposition opportunities that achieve a desired return.
An important part of our business strategy has been to identify and execute on disposition opportunities that achieve a desired return. Our ability to execute this strategy is affected by many factors outside of our control, including general economic conditions and disruptions in capital markets. If the Merger is not consummated and performance of our properties does not continue to improve as we anticipate, due to labor markets, inflation, concerns regarding pandemics or otherwise, or rising interest rates or disruptions in the capital markets result in lower asset values, we may be unable to achieve desired returns.
We may be forced to dispose of assets at suboptimal times due to debt maturities.
We currently have $614.1 million of borrowings outstanding that mature through 2026. We may be unable to extend or refinance these borrowings without a significant pay down of existing loan balances. If we do not have sufficient capital to pay down existing loan balances, we may be forced to sell assets to generate additional capital or sell the assets in advance of the loan maturities. Our ability to dispose of or refinance these investments depends on a variety of factors that we do not control, including macroeconomic trends, market conditions and the state of the capital markets and restrictions imposed on us by the Merger Agreement. Further, given the nature of our assets and the magnitude of these borrowings, we may not be able to respond quickly to changes in market conditions. As a result, we may be forced to dispose of these assets at a suboptimal time and may not be able to dispose of these assets for values in excess of outstanding borrowings at that time.
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
We have a joint venture investment in the Aqua portfolio with Watermark, where we have a controlling, majority interest.
This investment generally involves risks not otherwise present with other methods of investment, including, for example, the following risks:
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
Our managers of ALFs and MCFs generally are subject to varying levels of state, local, and industry-regulated laws, regulations and standards. For our operating properties, our subsidiaries are generally required to be the holder of the applicable healthcare license and enrolled in government healthcare programs (e.g., Medicaid), where applicable, and are therefore directly subject to various regulatory obligations. Our managers’ failure to comply with any of these laws, regulations or standards could result in denial of reimbursement, imposition of fines, civil or criminal penalties or damages, suspension or exclusion from federal and state healthcare programs, loss of license, loss of accreditation or certification, or closure of the facility. Such actions may directly expose us to liability and expense, or have an effect on our operators’ ability to meet all of their obligations to us, and adversely impact us. Refer to “U.S. Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion.
Changes in the U.S. political and regulatory environment could affect availability of government funding, which could negatively impact our business.
Certain of our properties may rely on government programs as a source of funding, such as reimbursement from Medicaid. Funding from government agencies and reimbursement programs such as Medicaid, including the overall availability and reimbursement rates under these programs, often fluctuates and is subject to the political process, which is often unpredictable. Any reduction in the availability or rate of funding or reimbursement, or delays surrounding the approval of such funding or reimbursement, may adversely impact our business, financial condition or results of operations.
Significant legal actions or regulatory proceedings could subject us to increased operating costs and substantial uninsured liabilities, which could materially adversely affect our liquidity, financial condition and results of operations.
We may be subject to claims brought against us in lawsuits and other legal or regulatory proceedings arising out of our alleged actions or the alleged actions of managers. From time to time, we may also be subject to claims brought against us arising out of the alleged actions of operators and for which such operators may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such litigation or proceeding could materially adversely affect our liquidity, financial condition and results of operations and have a material adverse effect on us.
In certain cases, we and our managers may be subject to professional liability claims brought by plaintiffs’ attorneys seeking significant punitive damages and attorneys’ fees. Due to the historically high frequency and severity of professional liability claims against seniors housing and healthcare providers, the availability of professional liability insurance has decreased and the premiums on such insurance coverage remain costly. These claims, with or without merit, could cause us to incur substantial costs, harm our reputation and adversely affect our ability to attract and retain residents, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, certain types of claims, such as wage and hour employment actions, are not covered by insurance. As a result, insurance protection against such claims may not be sufficient to cover all claims against us or our managers, and may not be available at a reasonable cost. If we or our managers are unable to maintain adequate insurance coverage or are required to pay punitive damages, we may be exposed to substantial liabilities.
Insurance may not cover all potential losses on commercial real estate investments, which may impair the value of our assets.
We generally maintain comprehensive insurance covering our properties and their operations. While we believe all of our properties are adequately insured, we cannot assure you that we will continue to be able to maintain adequate levels of insurance or that the policies maintained will fully cover all losses on our properties. We may not obtain, or require operators to obtain, certain types of insurance if it is deemed commercially unreasonable. We cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.
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
•costs associated with compliance with the Americans with Disabilities Act of 1990, the Fair Housing Act of 1968, fire and safety regulations, rent control regulations, building codes and other land use regulations and licensing or certification requirements;
•adverse changes in state and local laws, including zoning laws;
•environmental compliance costs and liabilities; and
•other factors which are beyond our control.
Risks Related to Our Capital Structure
We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.
Our ability to meet all of our existing or potential future debt service obligations, to refinance our indebtedness, and to fund our operations, working capital, capital expenditures or other important business uses, depends on our ability to generate sufficient cash flow. Our future cash flow is subject to, among other factors, the performance of our managers, as well as general economic, industry, financial, competitive, operating, legislative and regulatory conditions, many of which are beyond our control.
Although we have significant available cash on hand from assets sales and other realization events, if we were to distribute or use this available cash to reduce our borrowings, we cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us on favorable terms, or at all, in amounts sufficient to enable us to meet all of our existing or potential future debt service obligations, or to fund our other important business uses or liquidity needs. As a result, we could be forced to take other actions to meet those needs, such as selling properties or delaying capital expenditures, any of which could have a material adverse effect on us. Furthermore, we cannot assure you that we will be able to effect any of these actions on favorable terms, or at all.
We require capital in order to operate our business, and the failure to obtain such capital would have a material adverse effect on our business, financial condition and results of operations.
We may need to rely on external sources of capital to fund future capital needs. Our access to capital depends upon a number of factors over which we have little or no control, including, among others, restrictions imposed on us by the Merger Agreement, the performance of the national and global economies generally, competition in the healthcare and seniors housing industries, issues facing the industries, including regulations and government reimbursement policies, operating costs and the market value of our properties. Although we believe that we have sufficient access to capital and other sources of funding to meet our expected liquidity needs at this time, we cannot assure you that our access to capital and other sources of funding will not become constrained, particularly if we determine to make special distributions to stockholders or require capital in connection with any potential refinancing of debt as it matures, which could adversely affect our results of operation and financial condition.

We are exposed to increases in interest rates, which could reduce our cash flows and adversely impact our ability to refinance existing debt or sell assets.
Interest rates are elevated and may continue to rise. Increases in interest rates may result in a decrease in the value of our real estate. In addition, certain of our borrowings are floating-rate obligations and the increase in interest rates will increase the costs of these borrowings, which may reduce our cash flows and impair our ability to meet our debt obligations. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.
We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
As of December 31, 2024, we had $858.5 million of consolidated asset-level borrowings outstanding. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs. Our substantial borrowings, among other things:
•require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which reduces the availability of cash flow to fund working capital, capital expenditures and other business activities;
•increase our vulnerability to general adverse economic and industry conditions, as well as operational failures by our managers;
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
If we fail to comply with the covenants in the instruments governing our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. In July 2023, we elected not to use cash reserves to pay debt service on the Rochester Sub-Portfolio Loan secured by the Rochester Sub-Portfolio, which did not generate sufficient cash flow to pay debt service in full. As a result of these defaults or if we default on additional borrowings, we may be required to repay outstanding obligations, including penalties, prior to the stated maturity, be subject to cash flow sweeps or potentially have assets foreclosed upon. In addition, we may be unable to refinance borrowings when they become due on favorable terms, or at all, or dispose of assets prior to the stated maturity of our borrowings for values in excess of the outstanding borrowings, which could have a material adverse impact on our results of operations and the value of our investments.

We may be adversely affected by our concentration of borrowings with Fannie Mae.
As of December 31, 2024, approximately 95.0% of our outstanding borrowings are through Fannie Mae. In July 2023, we defaulted on the Rochester Sub-Portfolio Loan, which totaled $99.8 million of borrowings, with Fannie Mae. As a result, a receiver has been appointed for the Rochester Sub-Portfolio and we are in the process of transitioning ownership of these properties to Fannie Mae or its designee. This default, and any other potential future defaults, on our debt with Fannie Mae may impact our relationship with Fannie Mae and therefore indirectly our other borrowings. In addition, to the extent we seek to modify or extend any of our loans, Fannie Mae may have more limited flexibility than other commercial lenders.
If we are required to make payments under any “bad boy” carve-out guaranties that we provide in connection with certain mortgages and related loans, we could be materially and adversely affected.
Although substantially all of our current indebtedness is non-recourse mortgage loans, we have provided, and may continue to provide, standard carve-out guaranties. These guaranties are applicable in connection with certain improper or fraudulent actions of the borrower, as well as certain bankruptcy or similar reorganization proceedings or actions (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other enforcement actions of lenders due to circumstances beyond the borrower’s control, we cannot assure you that lenders will not seek to allege claims under such guaranties. In the event such a claim was made against us, and was successful, we could be materially and adversely affected.
Our distribution policy is subject to change. We may not be able to make distributions in the future.
Our Board determines an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flow generated from operations, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this Annual Report on Form 10-K, as well as other factors that our Board may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution. After considering all of these factors, on February 1, 2019, our Board determined to suspend the monthly distribution payments to stockholders. Furthermore, the terms of the Merger Agreement restrict us from making distributions, subject to certain exceptions including distributions reasonably necessary for us to maintain our status as a REIT. Based on the current forecasted cash flow and capital needs, we do not anticipate resuming recurring distributions in the near future. In the event the Merger is not completed and the Merger Agreement is terminated, the Board will evaluate special distributions in connection with any sales and other realizations of investments on a case-by-case basis based on, among other factors, current projected liquidity and capital needs; however, we may not be able to make distributions in the future at all or at any particular rate.
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
Our Board determined an estimated value per share of $2.96 for our common stock as of June 30, 2024, which may not reflect the current value of shares of our common stock.
On October 15, 2024, our Board approved and established an estimated value per share of $2.96 for our common stock as of June 30, 2024. Our Board’s objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable. However, the market for commercial real estate assets can fluctuate quickly and substantially and values are expected to change in the future and may decrease.
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
The estimated value per share of our common stock was calculated as of a specific date and is expected to fluctuate over time in response to future events, including but not limited to, changes to commercial real estate values, particularly healthcare-related commercial real estate, changes in our operating performance, changes in capitalization rates, rental and growth rates, changes in laws or regulations impacting the healthcare industry, demographic changes, returns on competing investments, changes in administrative expenses and other costs, the amount of distributions on our common stock, changes in the number of shares of our common stock outstanding, the proceeds obtained for any common stock transactions, local and national economic factors and the other factors specified in these risk factors. There is no assurance that the methodologies used to estimate value per share would be acceptable to the Financial Industry Regulatory Authority, Inc., or FINRA, or in compliance with the Employment Retirement Income Security Act, or ERISA, guidelines with respect to their reporting requirements.
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
If we do not successfully implement a liquidity transaction, such as the Merger, stockholders may have to hold their investments for an indefinite period.
Our charter does not require our Board to pursue a transaction providing liquidity to stockholders. If our Board determines to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. We cannot guarantee that we will be able to effect a liquidity event on favorable terms, if at all. If we do not pursue a liquidity transaction or delay such a transaction due to market conditions, our common stock may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert stockholders’ shares to cash easily, if at all, and could suffer losses on their investment in our shares.
Risks Related to Our Company and Corporate Structure
As a self-managed REIT without the resources of our Former Sponsor, we may encounter unforeseen costs and difficulties.
As a self-managed REIT, we are directly responsible for our expenses, including the compensation and benefits of our officers, employees and consultants, overhead and other general and administrative expenses, and no longer have any financial support from our Former Sponsor. In addition, we operate on a smaller scale with fewer resources than have historically been available to us through our Former Advisor’s organization, which may expose us to additional risks and adversely impact our ability to achieve our investment objectives. If we incur additional expenses or encounter unforeseen difficulties as a result of our self-management, our results of operations could be lower than they otherwise would have been.
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
In the ordinary course of business, we are subject to the risk of substantial litigation and face significant regulatory oversight. In addition, we may be exposed to litigation in connection with the Merger, or litigation or other adverse consequences if investments perform poorly and our investors experience losses. Such litigation and proceedings, including, among others, potential regulatory actions and stockholder class action suits, may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. Allegations of improper conduct by private litigants or regulators, regardless of merit and whether the ultimate outcome is favorable or unfavorable to us, could negatively impact our ability to execute on the Merger, as well as our cash flow, financial condition, results of operations and the value of our common stock.
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
We have been, and likely will continue to be, subject to computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks (refer to Item 1C. Cybersecurity of this Annual Report on Form 10-K for additional detail regarding such process, procedures and internal controls). To date, we have seen no material impact on our business or operations from these attacks or events. Any future externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability. We are dependent on the effectiveness of our information and cybersecurity policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. The ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment. There is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
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
Our ability to make distributions is limited by the requirements of Maryland law and of the terms of the Merger Agreement.
Our ability to make distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock. Further, the terms of the Merger Agreement restricts us from making distributions, subject to certain exceptions including distributions reasonably necessary for us to maintain our status as a REIT.
Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our Board determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on limited matters. Our Board’s broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face. Under MGCL, and our charter, stockholders have a right to vote only on:
•the election or removal of directors;

•amendment of our charter, except that our Board may amend our charter without stockholder approval to (i) increase or decrease the aggregate number of our shares of stock of any class or series that we have the authority to issue; (ii) effect certain reverse stock splits; and (iii) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;
•our liquidation or dissolution;
•certain reorganizations of our company, as provided in our charter; and
•certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter.
Pursuant to Maryland law, all matters other than the election or removal of a director must be declared advisable by our Board prior to a stockholder vote. Our Board’s broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
Stockholders’ interests in us will be diluted if we issue additional shares, which could reduce the overall value of stockholders’ investment.
Stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue a total of 450.0 million shares of capital stock, of which 400.0 million shares are classified as common stock and 50.0 million shares are classified as preferred stock. Our Board may amend our charter from time to time to increase or decrease the number of authorized shares of capital stock or the number of shares of stock of any class or series that we have authority to issue without stockholder approval. Our Board may elect to: (i) sell additional shares in a future public offering; (ii) issue equity interests in private offerings; (iii) issue shares of our common stock to sellers of assets we acquire in connection with an exchange of limited partnership interests of our operating partnership; or (iv) issue shares of our common stock to pay distributions to existing stockholders. To the extent we issue additional equity interests, stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares.
Our charter permits our Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to stockholders.
Our Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, our Board could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock. Our Board may determine to issue different classes of stock that have different fees and commissions from those being paid with respect to the shares sold in our Offering. Additionally, our Board may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock without stockholder approval.
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
Pursuant to the Maryland Business Combination Act, our Board has by resolution opted out of the business combination provisions. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.
Our charter includes a provision that may discourage a person from launching a mini-tender offer for our shares.
Our charter provides that any tender offer made by a person, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. A “mini-tender offer” is a public, open offer to all stockholders to buy their stock during a specified period of time that will result in the bidder owning less than 5% of the class of securities upon completion of the mini-tender offer process. Absent such a provision in our charter, mini-tender offers for shares of our common stock would not be subject to Regulation 14D of the Exchange Act. Tender offers, by contrast, that result in the bidder owning more than 5% of the class of securities are automatically subject to Regulation 14D of the Exchange Act. Pursuant to our charter, the offeror must provide our company notice of such tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, our company will have the right to repurchase the offeror’s shares, including any shares acquired in the tender offer. In addition, the noncomplying offeror shall be responsible for all of our company’s expenses in connection with that offeror’s noncompliance and no stockholder may transfer any shares to such noncomplying offeror without first offering the shares to us at the tender offer price offered by such noncomplying offeror. This provision of our charter may discourage a person from initiating a mini-tender offer for our shares and prevent stockholders from receiving a premium price for their shares in such a transaction.
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
We elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2013. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment because of the additional tax liability. In addition, distributions, if any, to stockholders would no longer qualify for the dividends-paid deduction. Furthermore, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
Complying with REIT requirements may force us to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, if any, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, if any, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws. In 2024, we anticipate that our REIT taxable income will be offset by our net operating loss carry-forward and as such, we will not be subject to the distribution requirements.
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
Our ability to lease certain of our seniors housing facilities to our TRS lessee will be limited by the ability of those seniors housing facilities to qualify as “qualified health care properties.”

We may lease certain of our seniors housing facilities to our TRS lessee, which would contract with managers to manage the health care operations at those facilities. Our ability to use this TRS lessee structure may be limited by the ability of those seniors housing facilities to qualify as “qualified health care properties” and the ability of the managers who our TRS lessee engages to manage the “qualified health care properties” to qualify as “eligible independent contractors.”

A “qualified health care property” includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, ALF, congregate care facility, qualified continuing care facility or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facilities. Some of our properties may not be treated as “qualified health care properties.” To the extent a property does not constitute a “qualified health care property,” we will be unable to use the TRS lessee structure with respect to that property.

The ability of our TRSs to manage certain of our independent living facilities is dependent on such facilities not constituting “health care facilities.”

We have engaged TRSs to manage certain of our independent living facilities. Our ability to utilize TRSs in such a role depends on those independent living facilities not constituting “health care facilities” within the meaning of the federal income tax rules applicable to REITs. While we believe that such independent living facilities are not “health care facilities, if the IRS challenged such belief and a court sustained such a challenge, the relevant TRSs may fail to qualify as TRSs, and as a result we could fail to qualify as a REIT.
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
Our qualification as a REIT could be jeopardized as a result of our interests in joint ventures.
We acquired limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures. If Solstice takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company that we invested in could have taken an action which could cause us to fail a REIT gross income or asset test, and that we were not aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price paid to stockholders.
Our charter, with certain exceptions, authorizes our Board to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of the outstanding shares of our stock of any class or series or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of the outstanding shares of our common stock, unless exempted (prospectively or retroactively) by our Board. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our shares of common stock.
Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.
If stockholders fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, stockholders could be subject to criminal and civil penalties.
Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of ERISA, including pension or profit-sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Code, including Individual Retirement Accounts, or IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Code as “Benefit Plans”). If stockholders are investing the assets of any Benefit Plan, stockholders should consult with their own counsel and satisfy themselves that:
•their investment is consistent with the fiduciary obligations under ERISA and the Code or any other applicable governing authority in the case of a government plan;
•their investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;

•their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable and other applicable provisions of ERISA and the Code;
•their investment will not impair the liquidity of the Benefit Plan;
•their investment will not unintentionally produce unrelated business taxable income for the Benefit Plan;
•stockholders will be able to value the assets of the Benefit Plan annually in accordance with the applicable provisions of ERISA and the Code; and
•their investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
Fiduciaries may be held personally liable under ERISA for losses as a result of failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Code, the fiduciary of the Benefit Plan who authorized or directed the investment may be subject to imposition of excise taxes with respect to the amount invested and an IRA investment in our shares may lose its tax-exempt status.
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
We expect that our common stock qualifies as publicly offered securities such that investments in shares of our common stock will not result in our assets being deemed to constitute “plan assets” of any Benefit Plan investor. If, however, we were deemed to hold “plan assets” of Benefit Plan investors: (i) ERISA’s fiduciary standards may apply to us and might materially affect our operations, and (ii) any transaction with us could be deemed a transaction with each Benefit Plan investor and may cause transactions into which we might enter in the ordinary course of business to constitute prohibited transactions under ERISA and/or Section 4975 of the Code.
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
Governance
Our Audit Committee is responsible for board-level oversight of cybersecurity risk and reports back to our Board about this and other areas within its responsibility. As part of its oversight role, our Audit Committee receives reporting about our practices, programs, notable threats or incidents and other developments related to cybersecurity throughout the year, including through periodic updates from our Chief Financial Officer, and through our MSSP. Our Chief Financial Officer is principally responsible for overseeing our cybersecurity risk management program and incident reporting. In the event there is a material cybersecurity breach or incident, our Chief Financial Officer works in coordination with our MSSP to assess and respond, including by reporting the breach or incident to our Board and/or applicable regulatory authorities, as necessary or required. Our Chief Financial Officer has a high level of exposure to cybersecurity oversight through his current work overseeing our cybersecurity risk management and MSSP and has over 10 years of experience with managing risks in environments similar to ours, including risks arising from cybersecurity threats.
Item 2. Properties
Through our investments, we own a diversified portfolio of 42 seniors housing properties as described under Item 1. “Business.” The following table presents information with respect to the properties as of December 31, 2024 (dollars in thousands):

Location	Square Feet	Units(1)	Ownership Interest	Type(2)	Gross Carrying Value(3)	Borrowings
Albany, OR	30,868	50	100%	ALF	$4,404	$8,024
Apple Valley, CA	116,365	128	100%	ILF	21,266	19,215
Auburn, CA	90,494	111	100%	ILF	23,832	21,708
Austin, TX	102,885	130	100%	ILF	27,026	23,903
Bakersfield, CA	106,640	124	100%	ILF	26,340	15,169
Bangor, ME	111,000	116	100%	ILF	29,272	19,345
Bellingham, WA	86,615	111	100%	ILF	25,369	21,481
Clovis, CA	99,849	117	100%	ILF	26,798	16,905
Columbia, MO	105,948	118	100%	ILF	20,847	20,453
Corpus Christi, TX	118,671	130	100%	ILF	20,382	16,760
East Amherst, NY	100,997	116	100%	ILF	24,663	16,694
El Cajon, CA	77,930	104	100%	ILF	19,807	18,911
El Paso, TX	95,517	119	100%	ILF	18,779	11,001
Fairport, NY	126,927	119	100%	ILF	24,362	14,887
Fenton, MO	95,007	115	100%	ILF	27,866	22,122
Frisco, TX (4)	228,471	202	97%	ILF	45,532	26,000
Frisco, TX (4)	45,130	52	97%	ALF	13,794	—
Grand Junction, CO	124,174	143	100%	ILF	32,871	17,558
Grand Junction, CO	79,778	102	100%	ILF	16,553	8,996
Grapevine, TX	97,796	116	100%	ILF	12,328	20,124
Groton, CT	119,474	163	100%	ILF	20,492	15,855
Guilford, CT	142,136	129	100%	ILF	15,377	21,893
Joliet, IL	117,357	113	100%	ILF	21,681	13,436
Kennewick, WA	105,268	119	100%	ILF	23,525	6,917
Las Cruces, NM	113,874	129	100%	ILF	21,421	10,079
Lee’s Summit, MO	122,917	126	100%	ILF	25,613	24,496
Lodi, CA	96,251	117	100%	ILF	26,555	18,120
Milford, OH	145,896	124	97%	ILF	20,900	18,014
Milford, OH	19,500	40	97%	MCF	6,485	—
Normandy Park, WA	98,206	109	100%	ILF	17,041	14,623
Palatine, IL	161,700	135	100%	ILF	18,629	18,119
Plano, TX	106,868	115	100%	ILF	12,960	14,497
Port Townsend, WA	106,585	120	100%	ALF	24,784	15,341
Renton, WA	88,162	112	100%	ILF	27,114	17,160
Roseburg, OR	44,750	63	100%	ALF	13,666	11,351
Sandy, OR	72,619	84	100%	ALF	20,012	12,946
Sandy, UT	103,449	115	100%	ILF	18,320	14,233
Santa Barbara, CA	27,217	40	100%	MCF	15,738	—
Santa Rosa, CA	120,553	116	100%	ILF	35,128	25,178
Sun City West, AZ	200,553	196	100%	ILF	29,561	23,134
Tacoma, WA	149,856	156	100%	ILF	45,716	27,075
Wenatchee, WA	128,905	136	100%	ALF	33,313	17,670
Subtotal	4,433,158	4,880			$956,122	$679,393
Held for Sale
Greece, NY	51,978	87	97%	ALF	5,657	—
Bohemia, NY	73,000	128	100%	ALF	14,769	21,099
Hauppauge, NY	84,000	119	100%	ALF	14,218	12,801
Islandia, NY	192,000	216	100%	ALF	22,907	31,456
Jericho, NY	55,000	103	100%	ALF	16,297	13,937
Properties in Receivership(5)	945,986	1,014	97%	ILF/ALF	—	99,786
Total	5,835,122	6,547			$1,029,970	$858,472
_________________________________________________
(1)Represents rooms for ALFs, ILFs and MCFs.

(2)Classification based on predominant services provided, but may include other services.
(3)Gross real estate carrying value is net of impairment, before accumulated depreciation, as presented in our consolidated financial statements as of December 31, 2024 and excludes purchase price allocations related to net intangibles and other assets and liabilities. Refer to “Note 3, Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.” For assets held for sale, gross carrying value represents net realizable value as presented in our financial statements as of December 31, 2024.
(4)Both properties located in Frisco, Texas serve as collateral for a $26.0 million mortgage note payable.
(5)Represents the Rochester Sub-Portfolio.
As of December 31, 2024, none of our properties had a carrying value equal to or greater than 10% of our total assets.
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
As of March 12, 2025, we had 185,712,103 shares of our common stock outstanding held by a total of 36,053 stockholders of record.
There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future.
On October 15, 2024, upon the recommendation of our Audit Committee, our Board, including all of our independent directors, approved and established an estimated value per share of our common stock of $2.96 as of June 30, 2024, or the Valuation Date. The estimated value per share is based upon the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares of our common stock outstanding, in each case as of the Valuation Date. The information used to generate the estimated value per share, including market information, investment- and property-level data and other information provided by third parties, was the most recent information practically available as of the Valuation Date.
For additional information on our estimated value per share as of June 30, 2024 and the methodology used in calculating it, as well as information regarding our historical estimated value calculations, including a comparison to the estimated value per share of $2.64 determined as of June 30, 2023, refer to our Current Report on Form 8-K filed with the SEC on October 17, 2024.
Distributions
From April 5, 2013, the date of our first investment, through December 31, 2017, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.675 per share of our common stock. In order to better align the distribution with anticipated cash flows from operations, beginning in January 1, 2018 through January 31, 2019, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.3375 per share of our common stock. Effective February 1, 2019, our Board stopped recurring distributions in order to preserve capital and liquidity. In May 2022, we paid a special distribution in the amount of $0.50 per share of our common stock. During the year ended December 31, 2024, we did not declare any distributions to stockholders.
While we do not anticipate that we will pay distributions in the near future, in light of the cash flow generated by our investments as compared to our capital expenditure needs and debt service obligations, in the event the Merger is not completed and the Merger Agreement is terminated, our management and Board will evaluate special distributions in connection with asset sales and other realizations of our investments on a case-by-case basis based on, among other factors, current and projected liquidity needs, opportunities for investment in our assets (such as capital expenditure and de-levering opportunities) and other strategic initiatives.
Distribution Reinvestment Plan
We adopted our DRP through which common stockholders were able to elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Since inception, we issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to our DRP. No selling commissions or dealer manager fees were paid on shares issued pursuant to our DRP. Our Board may amend, suspend or terminate our DRP for any reason upon ten-days’ notice to participants, except that we may not amend our DRP to eliminate a participant’s ability to withdraw from our DRP. In April 2022, our Board elected to suspend our DRP effective April 30, 2022, such that all future distributions, if any, will be paid in cash. As a result, we did not issue shares of common stock pursuant to our DRP during the year ended December 31, 2024.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We adopted a share repurchase program in 2012, which enabled stockholders to sell their shares to us in limited circumstances and could be amended, suspended and terminated by our Board at any time in their sole discretion (subject to certain notice requirements set forth in the share repurchase program). On April 7, 2020, in accordance with the terms of our share repurchase program, our Board suspended all repurchases under the share repurchase program effective April 30, 2020 in order to preserve capital and liquidity and does not currently anticipate resuming the share repurchase program.
We did not repurchase any shares of common stock during the three months ended December 31, 2024.
Unregistered Sales of Equity Securities
We did not issue any shares of common stock during the three months ended December 31, 2024.
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
Business Summary
We own a diversified portfolio of seniors housing properties, including independent living facilities, or ILFs, assisted living facilities, or ALFs, and memory care facilities, or MCFs, located throughout the United States. For information regarding our business, including our strategy and our investments, refer to Part I, Item 1. “Business.”
Significant Developments
Merger Agreement
On January 29, 2025, we entered into the Merger Agreement, with the Parent, the Merger Sub and, solely for purposes of Section 10.14 thereof, the Guarantor. The Merger Agreement and the transactions contemplated thereby were unanimously approved by our Board.
Upon consummation of the Merger, our stockholders will receive $3.03 in cash for each share of our common stock, without interest and subject to any applicable withholding tax obligations.
The completion of the Merger is subject to certain customary closing conditions, including, among others, (1) approval of the Merger by our stockholders; (2) material compliance with covenants; (3) accuracy of each party’s representations, subject to materiality thresholds; (4) absence of injunctions or orders that prohibit or restrain the consummation of the Merger; (5) the receipt by us and Merger Sub of a written legal opinion addressing our qualification as a REIT; (6) the absence of a material adverse effect on us prior to the closing; and (7) our completion of the distribution of the interests in the limited partners of our operating partnership to NorthStar Healthcare.
We have made customary representations and warranties and have agreed to certain customary covenants in the Merger Agreement, including, among others, covenants to conduct our business in the ordinary course and maintain our REIT status.
Our stockholders will be asked, among other things, to vote to approve the Merger at a special meeting of stockholders that will be held on a date yet to be announced. Approval of the Merger requires the affirmative vote of the holders of at least a majority of the shares of our outstanding common stock entitled to vote on the Merger as of the record date for the special meeting.
The Merger is expected to close in the second quarter of 2025, although there can be no assurances as to when or if the closing will occur.
Key Dispositions
•In September 2024, we completed the sale of our investment in Trilogy pursuant to the previously disclosed membership interest purchase agreement, which resulted in net cash proceeds, after transaction costs, to us of $254.0 million.
•We completed the sales of two properties within the Rochester portfolio in February 2024 and November 2024 for a sales price of $12.0 million and $31.5 million, respectively, generating net proceeds, after the repayment of outstanding borrowings and transaction costs, of $0.7 million and $14.1 million, respectively.
•In November 2024, we entered into a purchase and sale agreement to sell the four net lease properties in the Arbors portfolio for $81.0 million. The sale was completed in January 2025 and generated net proceeds of $1.2 million, after the repayment of outstanding borrowings of $79.1 million and transaction costs.
•In December 2024, we entered into a purchase and sale agreement to sell the remaining property within the Rochester portfolio for $7.0 million. The sale was completed in January 2025 and generated net proceeds of $6.6 million, after transaction costs.
Liquidity Update
•In November 2024, we entered into an omnibus amendment to each of the 32 separate, cross-collateralized non-recourse loans secured by the Winterfell portfolio, which (i) extends the maturity date of each of the mortgage loans from June 1, 2025 (the original maturity date) to June 1, 2026, (ii) provides that, beginning on the original maturity date, the interest rate under the mortgage loans will convert from a fixed rate of 4.17% to a floating rate of SOFR plus 2.5% and (iii) required us to advance $35 million, to be held in escrow and applied to repay the mortgage loans on the original maturity date or any earlier prepayment.
•As of March 12, 2025, we have approximately $328.5 million of unrestricted cash, a significant portion of which has been placed in interest yielding money market funds invested in short-term U.S. government securities.
Updated Estimated Net Asset Value Per Share
On October 15, 2024, upon the recommendation of our Audit Committee, our Board, including all of its independent directors, approved and established an estimated value per share of our common stock based on the estimated value of our assets and liabilities as of June 30, 2024, or the 2024 NAV Per Share. The 2024 NAV Per Share of $2.96 represents a year-over-year increase of $0.32 per share, or approximately 12%, compared to the previous estimated per share value of $2.64 as of June 30, 2023. Refer to our Form 8-K filed on October 17, 2024 with the SEC for additional information.
Market Update
Seniors Housing Fundamentals
Current market conditions impacting property-level performance are generally favorable. Average occupancy for the seniors housing industry increased for the fourteenth consecutive quarter, to 87.2% for the fourth quarter of 2024, up 70 basis points from the previous quarter and surpassed the pre-pandemic average of 87.1% in March 2020. The 80+ population, a key demographic for seniors housing, is expected to grow by 24% through 2028 and occupancy levels are forecasted to surpass 90% by the end of 2026. Supply and demand fundamentals remained strong in the fourth quarter of 2024, with unit inventory growth of 1.3% year-over-year and the fewest seniors housing units under construction since 2014. Access to capital and cost of capital, as well as construction costs, remain significant headwinds to seniors housing development (sources: NIC MAP Vision 4Q2024 Market Fundamentals Report, NIC MAP Vision: January 2024 and December 2023).
Seniors Housing Transactions
Over the past several years, market conditions affecting transactions, including asset sales, have been challenging. Public and private capital markets were affected by a general tightening of availability of credit (including the price, terms and conditions under which financing can be obtained), higher interest rates and a general decrease in liquidity in the healthcare lending markets, which resulted in higher capitalization rates, adversely impacting property values and limiting transaction activity. Following the interest rate cuts in September 2024, seniors housing transaction activity increased in the fourth quarter of 2024 and we are optimistic that the positive market dynamics specific to the industry will continue to improve transaction activity in the near term.
Operating Performance
The following is a summary of the performance of our seniors housing properties for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For additional information on financial results, refer to “—Results of Operations.”
The following table presents a summary of average occupancy of our seniors housing investments by property manager:

		Year Ended December 31,
Manager	Units Under Management	2024	2023	Change
Solstice Senior Living	3,969	90.7%	88.0%	2.7%
Watermark Retirement Communities(1)	418	85.5%	87.3%	(1.8)%
Arete Living	453	90.3%	89.8%	0.5%
Integral Senior Living	40	77.5%	86.3%	(8.8)%
Seniors Housing Investments	4,880	90.1%	88.1%	2.0%
_______________________________________
(1)Excludes properties sold or classified as held for sale during the year ended December 31, 2024.

Net Operating Income
We use net operating income, or NOI, as a supplemental measure to evaluate the profitability and performance of our business. We define NOI as defined as property and other revenues, less property operating expenses. The following table presents our consolidated NOI (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Amount	%
Same store property and other revenues(1)
Resident fee income	$49,742	$47,555	$2,187	4.6%
Rental income	140,566	128,212	12,354	9.6%
Other revenue	199	—	199	NA
Total same store property and other revenues	190,507	175,767	14,740	8.4%
Same store property operating expenses(1)
Salaries and wages	60,999	59,387	1,612	2.7%
Utilities	11,960	11,029	931	8.4%
Food and beverage	10,071	9,402	669	7.1%
Repairs and maintenance	12,981	12,164	817	6.7%
Real estate and business taxes	8,229	8,422	(193)	(2.3)%
Property management fee	9,857	9,250	607	6.6%
Marketing	4,768	4,456	312	7.0%
Insurance	4,080	3,867	213	5.5%
All other expenses	4,220	3,622	598	16.5%
Total same store property operating expenses	127,165	121,599	5,566	4.6%
Same store NOI(1)	$63,342	$54,168	$9,174	16.9%
Non-same store NOI	(961)	6,355	(7,316)	(115.1)%
Corporate NOI(2)	6,521	3,843	2,678	69.7%
Total NOI(3)	$68,902	$64,366	$4,536	7.0%
_______________________________________
(1)Same store represents the revenues and expenses of our investments, excluding properties sold or classified as held for sale during the year ended December 31, 2024, the Rochester Sub-Portfolio and the estimated expense accrued for the Incentive Fee payable to the Winterfell manager.
(2)Consists primarily of interest income earned on corporate-level cash and cash equivalents.
(3)For a reconciliation of our consolidated NOI to net income (loss) as presented in accordance with U.S. GAAP in our consolidated financial statements for the years ended December 31, 2024 and 2023, refer to “—Non-GAAP Financial Measures.”
Same Store NOI
During the year ended December 31, 2024, the average occupancy for our operating investments improved by 2.0%, as compared to the prior year, to 90.1%. The favorable seniors housing market conditions and our investment of capital to enhance the facilities of our properties contributed to the increase in occupancy. With our properties approaching stabilized occupancy levels, the managers of our operating investments have been focused on implementing resident rate increases and generating higher revenues, which outpaced the impact of inflation on variable operating costs over the same period. While certain operating expenses remained elevated throughout 2024, same store NOI increased 16.9% during the year ended December 31, 2024 as compared to the prior year.
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
During the year ended December 31, 2024, we recorded impairment losses on our operating real estate totaling $3.7 million, including $3.0 million for our Oak Cottage property as a result of lower operating margins and projected future cash flows, $0.4 million for property damage sustained by facilities within our Winterfell and Aqua portfolios and $0.3 million to reflect the market value of land parcels within our Rochester portfolio. During the year ended December 31, 2024, we did not record impairment on our investments in unconsolidated ventures.
Accumulated impairment losses totaled $130.6 million for operating real estate that we continue to hold as of December 31, 2024. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding impairment recorded in prior years.

Results of Operations
Comparison of the year ended December 31, 2024 to December 31, 2023 (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Amount	%
Property and other revenues
Resident fee income	$49,846	$47,591	$2,255	4.7%
Rental income	150,095	153,544	(3,449)	(2.2)%
Other revenue	6,720	3,843	2,877	74.9%
Total property and other revenues	206,661	204,978	1,683	0.8%
Expenses
Property operating expenses	137,759	140,612	(2,853)	(2.0)%
Interest expense	50,819	50,028	791	1.6%
Transaction costs	731	683	48	7.0%
General and administrative expenses	12,434	13,817	(1,383)	(10.0)%
Depreciation and amortization	35,993	38,511	(2,518)	(6.5)%
Impairment loss	3,710	49,423	(45,713)	(92.5)%
Total expenses	241,446	293,074	(51,628)	(17.6)%
Other income (expense), net	85	194	(109)	(56.2)%
Gain (loss) on investments and other	129,845	(64,001)	193,846	302.9%
Equity in earnings (losses) of unconsolidated ventures	2,537	(8,272)	10,809	130.7%
Income tax expense	(82)	(74)	(8)	10.8%
Net income (loss)	$97,600	$(160,249)	$257,849	160.9%
Rochester Sub-Portfolio
In October 2023, as a result of the Rochester Sub-Portfolio Loan payment default in July 2023, Fannie Mae, as the lender, filed a complaint seeking the appointment of a receiver and foreclosure on the Rochester Sub-Portfolio, and to enforce its rights in its collateral under the loan documents. On October 30, 2023, the properties underlying the Rochester Sub-Portfolio Loan were placed into a receivership. Although we continue to have legal ownership of the Rochester Sub-Portfolio until transferred to Fannie Mae or its designee, the receiver now has effective control of the properties and, as of the date of the receivership order, we discontinued recognizing revenues and expenses related to the Rochester Sub-Portfolio and derecognized the properties and related assets from our financial statements. However, until legal ownership of the Rochester Sub-Portfolio is transferred and the associated debt extinguished, we continue to recognize liabilities associated with the Rochester Sub-Portfolio Loan. As of December 31, 2024, we continue to own all of the properties in the Rochester Sub-Portfolio.
We discontinued recognizing property revenues and expenses for the Rochester Sub-Portfolio as of October 30, 2023, the date of the receivership order. As a result, we did not recognize property revenues and property operating expenses for the Rochester Sub-Portfolio during the year ended December 31, 2024 as compared to activity recognized through October 30, 2023, included in the results presented for the year ended December 31, 2023.

Total Property and Other Revenues
The following table presents total property and other revenues (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Amount	%
ILF properties	$140,566	$128,212	$12,354	9.6%
ALF/MCF properties	49,742	47,555	2,187	4.6%
Same store subtotal	190,308	175,767	14,541	8.3%
Rochester Sub-Portfolio	—	15,840	(15,840)	(100.0)%
Properties sold or held for sale	9,633	9,528	105	1.1%
Other revenue	6,720	3,843	2,877	74.9%
Total property and other revenues	$206,661	$204,978	$1,683	0.8%
On a same store basis, property and other revenues increased $14.5 million during the year ended December 31, 2024 as compared to the prior year. Revenues generated by our operating properties increased as a result of improved occupancy and higher market rates for new residents and in-place rates for existing residents. Other revenue, which consists of interest earned on cash and cash equivalents, increased during the year ended December 31, 2024 as compared to the prior year due to higher cash balances in our money market accounts.
Property Operating Expenses
The following table presents property operating expenses (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Amount	%
ILF properties	$89,994	$85,604	$4,390	5.1%
ALF/MCF properties	37,171	35,995	1,176	3.3%
Same store subtotal	127,165	121,599	5,566	4.6%
Winterfell Manager Incentive Fee	6,004	—	6,004	NA
Rochester Sub-Portfolio	—	13,385	(13,385)	(100.0)%
Properties sold or held for sale	4,590	5,628	(1,038)	(18.4)%
Total property operating expenses	$137,759	$140,612	$(2,853)	(2.0)%
On a same store basis, operating expenses increased $5.6 million during the year ended December 31, 2024 as compared to the prior year. While inflationary pressures have gradually softened throughout 2024, variable operating costs, most notably wages and benefits, food and beverage and utilities, as well as repairs and maintenance costs, remain elevated from the prior year.
During the year ended December 31, 2024, we accrued an estimated reserve of $6.0 million related to the Incentive Fee payable to the Winterfell manager. For additional information, refer to Part I, Item 1. “Our Investments.”
Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Amount	%
ILF properties	$27,854	$28,261	$(407)	(1.4)%
ALF/MCF properties	6,376	5,257	1,119	21.3%
Same store subtotal	34,230	33,518	712	2.1%
Rochester Sub-Portfolio	12,304	11,457	847	7.4%
Properties sold or held for sale	4,285	5,053	(768)	(15.2)%
Total interest expense	$50,819	$50,028	$791	1.6%
On a same store basis, interest expense increased $0.7 million during the year ended December 31, 2024 as compared to the prior year. Interest expense on our fixed-rate debt declined as a result of continued principal amortization and a decrease in the average mortgage notes principal balances as compared to December 31, 2023. Interest expense on floating-rate debt increased primarily due to a mortgage payable secured by properties within Aqua portfolio converting to a floating-rate loan in February 2024, from a lower yielding fixed-rate loan.

Interest expense for the Rochester Sub-Portfolio Loan increased during the year ended December 31, 2024 as compared to the prior year due to its floating interest rate and the recognition of default interest, which commenced in July 2023 and will continue to accrue until the loan is extinguished.
Transaction Costs
During the year ended December 31, 2024, transaction costs consisted primarily of legal and professional fees incurred in connection with the Merger. For additional information regarding the Merger, refer to “—Significant Developments.” During the year ended December 31, 2023, transaction costs consisted primarily of legal and professional fees incurred for investment activity and costs incurred in connection with the Internalization and the transition of services and systems previously provided by the Former Advisor.
General and Administrative Expenses
Corporate cost savings of $1.4 million were realized during the year ended December 31, 2024 as compared to the prior year, primarily due to a reduction in corporate insurance premiums and other professional services.
For the year ended December 31, 2024, our total operating expenses represented 0.8% of our average invested assets and 140.1% of our net income, in each case as defined and calculated in accordance with our charter.
Depreciation and Amortization
The following table presents depreciation and amortization (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Amount	%
ILF properties	$25,379	$23,203	$2,176	9.4%
ALF/MCF properties	6,683	6,531	152	2.3%
Same store subtotal	32,062	29,734	2,328	7.8%
Rochester Sub-Portfolio	—	3,991	(3,991)	(100.0)%
Properties sold or held for sale	3,931	4,786	(855)	(17.9)%
Total depreciation and amortization	$35,993	$38,511	$(2,518)	(6.5)%
On a same store basis, depreciation and amortization expense increased $2.3 million during the year ended December 31, 2024 as compared to the prior year, primarily as a result of additional capital improvements completed at the facilities within our Winterfell portfolio.
Impairment Loss
For the year ended December 31, 2024, impairment losses on operating real estate totaled $3.7 million. Refer to “—Impairment” for additional discussion.
For the year ended December 31, 2023, we recorded impairment losses on our operating real estate totaling $44.7 million. In addition, we recorded impairment losses on our investment in the Espresso joint venture totaling $4.7 million.
Other Income (Expense), Net
For the years ended December 31, 2024 and 2023, other income, net consisted primarily of capital expenditure reimbursements from the state of Oregon’s Long-Term Care Capital Improvement and Emergency Preparedness Program received and recognized by facilities within our Pacific Northwest portfolio.
Gain (Loss) on Investments and Other
In September 2024, in connection with the sale of our investment in Trilogy, we recognized a gain totaling $128.6 million.
In October 2023, in connection with properties underlying the Rochester Sub-Portfolio Loan being placed into a receivership we recognized a $59.0 million loss. In addition, in connection with the sale of two investments in unconsolidated ventures in June 2023, we realized a loss totaling $1.3 million. Further, as a result of the sale, we reclassified the accumulated foreign currency losses, totaling $3.3 million, previously recorded through other comprehensive income on the consolidated statements of equity to realized gain (loss) on investments and other.

Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the equity in earnings (losses) of our unconsolidated ventures (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Amount	%
Trilogy	$3,005	$(1,409)	$4,414	313.3%
Solstice	(468)	145	(613)	(422.8)%
Espresso	—	9,228	(9,228)	(100.0)%
Diversified US/UK & Eclipse	—	(16,236)	16,236	100.0%
Total equity in earnings (losses)	$2,537	$(8,272)	$10,809	130.7%
For the year ended December 31, 2024, equity in earnings (losses) related to our investment in Trilogy represent our proportionate share of earnings through the date of the sale of our ownership interest on September 20, 2024.
On June 30, 2023, we elected the fair value option to account for our investment in the Espresso joint venture, which resulted in no equity in earnings (losses) recorded subsequent to the accounting policy election.
Year Ended December 31, 2023 compared to December 31, 2022
Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 22, 2024, for information regarding our results of operations for the years ended December 31, 2023 and 2022 and the year-to-year comparisons between those periods.
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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$97,993	$(156,885)	$(54,100)
Adjustments:
Depreciation and amortization	35,993	38,511	38,587
Depreciation and amortization related to non-controlling interests	(135)	(259)	(286)
Depreciation and amortization related to unconsolidated ventures	12,463	18,623	28,855
(Gain) loss from sales of property	(984)	(136)	92
Gain (loss) from sales of property related to non-controlling interests	30	4	(5)
(Gain) loss from sales of property related to unconsolidated ventures	—	(7,894)	(92,578)
Impairment losses of depreciable real estate	3,710	44,695	31,880
Impairment loss on real estate related to non-controlling interests	(11)	(1,172)	(117)
Impairment losses of depreciable real estate held by unconsolidated ventures	—	7,682	25,109
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$149,059	$(56,831)	$(22,563)
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$149,059	$(56,831)	$(22,563)
Adjustments:
Transaction costs	731	683	1,569
Amortization of premiums, discounts and fees on investments and borrowings	3,970	4,481	3,859
(Gain) loss on investments and other	(128,861)	64,137	(1,121)
Adjustments related to unconsolidated ventures(1)	1,158	8,854	23,068
Adjustments related to non-controlling interests	(27)	(1,815)	3
Impairment of real estate related investment	—	4,728	13,419
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$26,030	$24,237	$18,234
_______________________________________
(1)Primarily our proportionate share of liability extinguishment gains and losses, loan loss reserves, transaction costs and amortization of above/below market debt adjustments, straight-line rent adjustments, impairment of goodwill, debt and deferred financing costs, recorded by the joint ventures of our investments in unconsolidated ventures.
Net Operating Income
We believe NOI provides useful information to stockholders and provides our management with a performance measure to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. We define NOI as property and other revenues, less property operating expenses. Refer to “—Results of Operations” for additional information on NOI and same store NOI. We define same store as our investments, excluding properties sold or classified as held for sale as of December 31, 2024, the Rochester Sub-Portfolio and the estimated expense accrued for the Incentive Fee payable to the Winterfell manager.
The following table reconciles net income (loss), computed in accordance with U.S. GAAP, to NOI (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$97,600	$(160,249)	$(54,501)
Adjustments:
Income tax expense	82	74	61
Equity in earnings (losses) of unconsolidated ventures	(2,537)	8,272	(47,625)
Gain (loss) on investments and other	(129,845)	64,001	(1,029)
Other income (expense), net	(85)	(194)	(77)
Impairment loss	3,710	49,423	45,299
Depreciation and amortization	35,993	38,511	38,587
General and administrative expenses	12,434	13,817	13,938
Asset management fees - related party	—	—	8,058
Transaction costs	731	683	1,569
Interest expense	50,819	50,028	43,278
Net operating income	$68,902	$64,366	$47,558
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
As of March 12, 2025, we had approximately $328.5 million of unrestricted cash, a significant portion of which has been placed in interest yielding money market funds invested in short-term U.S. government securities. We currently believe that our capital resources are sufficient to meet our capital needs for the following 12 months.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties and rental income from our net lease properties. Net cash provided by operating activities was $24.0 million for the year ended December 31, 2024.
We are exposed to various operational risks, including the impact of labor costs, inflationary pressures and interest rates, of our properties. We expect that these factors will continue to materially impact our cash flow generated by our investments.
Borrowings
We typically have financed our investments with medium to long-term, non-recourse mortgage loans, though our borrowing levels and terms vary depending upon the nature of the assets and the related financing.
During the year ended December 31, 2024, we paid $17.8 million and $34.6 million in recurring, scheduled principal and interest payments, respectively, on borrowings. In addition, we were required to advance $35.0 million, to be held in an escrow and applied in prepayment on June 1, 2025 or any earlier prepayment, in connection with the maturity date extension of the Winterfell mortgage loans.
We have $614.1 million of borrowings that mature in 2026, including $570.0 million of borrowings collateralized by our Winterfell portfolio. We may be unable to extend or refinance these borrowings without a significant pay down of existing loan balances. Our ability to refinance these borrowings and/or sell assets will be significantly impacted by market conditions, over which we have no control. Further, given the nature of our assets and the materiality of this portfolio, we may not be able to respond quickly to changes in market conditions.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of December 31, 2024, our leverage was 54.3% of our assets, other than intangibles, before deducting non-cash reserves and depreciation.
For additional information regarding our borrowings, including principal repayments, timing of maturities and loans currently in default, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and Note 5, “Borrowings” in our

accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Capital Expenditures Activities
We are responsible for capital expenditures for our seniors housing properties. We have made significant investments in capital expenditures to increase operating income and enhance the overall value of certain properties and in order to maintain market position, functional and operating standards. We will continue to invest going forward, although we expect aggregate spending to be less than prior years. Further, the Merger Agreement contains restrictions on our ability to make certain capital expenditures. During the year ended December 31, 2024, cash used for capital expenditures at our investments totaled $16.0 million.
Realization and Disposition of Investments
We pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return or strategic outcome, improve our liquidity position and generate value for stockholders.
On September 20, 2024, we completed the sale of our investment in Trilogy to affiliates of American Healthcare REIT, Inc., or AHR, which resulted in net cash proceeds, after transaction costs, to us of $254.0 million.
The sales of our seniors housing investments completed during the year ended December 31, 2024 and subsequently through the issuance of the consolidated financial statements on March 14, 2025, generated net proceeds of approximately $23.3 million after the repayment of outstanding borrowings and transaction costs. Refer to “—Significant Developments” for additional information.
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
Based on the current forecasted cash flow of our investments and cash needs to operate our business, we do not anticipate paying recurring distributions. Instead, and only in the event the Merger is not completed and the Merger Agreement is terminated, the Board will evaluate special distributions in connection with any sales and other realizations of investments on a case-by-case basis based on, among other factors, current and projected liquidity needs.
Share Repurchases
We adopted a share repurchase program effective August 7, 2012, which enabled stockholders to sell their shares to us in limited circumstances and could be amended, suspended, or terminated at any time. On April 7, 2020, our Board suspended all repurchases under our existing share repurchase program effective April 30, 2020 in order to preserve capital and liquidity. We do not currently anticipate resuming the share repurchase program. If we have sufficient capital available, at this stage in our life cycle, we believe that returning capital to stockholders through special distributions, rather than repurchases, is a better use of that capital.
Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
Cash flows provided by (used in):	2024	2023
Operating activities	$23,993	$19,062	$4,931
Investing activities	281,670	(21,884)	303,554
Financing activities	(46,237)	(19,895)	(26,342)
Net increase (decrease) in cash, cash equivalents and restricted cash	$259,426	$(22,717)	$282,143
Operating Activities
Net cash provided by operating activities improved from $19.1 million for the year ended December 31, 2023, to $24.0 million for the year ended December 31, 2024. Increases in occupancy and rates at our operating investments resulted in higher rent and resident fees collected and the Rochester Sub-Portfolio Loan default in July 2023 resulted in lower cash interest payments in the current period. We did not receive any distributions from unconsolidated investments during the year ended December 31, 2024 as compared to $10.6 million received and classified as operating cash flows in the prior year.

Investing Activities
Our cash flows from investing activities are primarily proceeds from investment dispositions, including distributions received from our investments in unconsolidated investments that have been classified as investing cash flows, net of any capital expenditures. Net cash provided by investing activities increased from $21.9 million for the year ended December 31, 2023, to $281.7 million for the year ended December 31, 2024, primarily due to the net proceeds generated from the sale of our investment in Trilogy.
Financing Activities
Our net cash from financing activities are primarily principal amortization and repayment of our mortgage notes payable. Net cash used in financing activities increased from $19.9 million for the year ended December 31, 2023, to $46.2 million for the year ended December 31, 2024, primarily due to the repayment of $27.6 million of outstanding mortgage principal balances for two properties sold within our Rochester portfolio.
Off-Balance Sheet Arrangements
As of December 31, 2024, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part II, Item 8. “Financial Statements and Supplementary Data.” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Distributions Declared and Paid
From inception through December 31, 2024, we declared $530.9 million in distributions and generated cumulative FFO of $201.5 million. From April 5, 2013, the date of our first investment, through December 31, 2017, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.675 per share of our common stock. In order to better align the distribution with anticipated cash flows from operations, beginning in January 1, 2018 through January 31, 2019, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.3375 per share of our common stock. Effective February 1, 2019, our Board stopped recurring distributions in order to preserve capital and liquidity. In May 2022, we paid a special distribution in the amount of $0.50 per share of our common stock. During the year ended December 31, 2024, we did not declare any distributions to stockholders.
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
Investments in Joint Ventures
Solstice, the manager of our Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and us, which owns 20.0%. For the year ended December 31, 2024, we recognized property management fees and other incentive fees expense totaling $13.4 million to Solstice related to the Winterfell portfolio.
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
The following table presents a summary of our borrowings as of December 31, 2024 (dollars in thousands):

Borrowing Type	Loan Count	Interest Rate(1)	Principal Outstanding	% of Outstanding Debt
Fixed-rate debt	41	4.2%	$714,672	83.2%
Floating-rate debt	2	6.7%	44,014	5.1%
Rochester Sub-Portfolio Loan(2)	7	11.1%	99,786	11.7%
Total/Weighted Average	50	5.1%	$858,472	100.0%
_______________________________________
(1)Represents the weighted average interest rate effective as of December 31, 2024 and the additional default interest rate of 4% on the Rochester Sub-Portfolio Loan, which commenced in July 2023 and will continue to accrue until the loan is extinguished.
(2)The Rochester Sub-Portfolio Loan is comprised of seven individual floating-rate mortgage notes payable in payment default, cross-collateralized and subject to cross-default, secured by five ILFs and two ALFs, which have been placed into a receivership.
When borrowing at variable rates, we seek the lowest margins available and evaluate hedging opportunities. The interest rate on our floating-rate borrowings is a fixed spread over an index such as the Secured Overnight Financing Rate, or SOFR, and typically reprices every 30 days. For our floating-rate borrowings, we have entered into interest rate caps that involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of December 31, 2024, excluding the Rochester Sub-Portfolio Loan, one of our two floating-rate loans is hedged with a contract in place through the third quarter of 2025 and had an effectively capped interest rate of 5.6%. Based on market interest rates of December 31, 2024, a hypothetical 100 basis point increase on the interest rate for our floating-rate loan without an interest rate cap in place would increase our interest expense by $0.3 million.
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of NorthStar Healthcare Income, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Impairment of Operating Real Estate Assets
As described in Note 3 to the consolidated financial statements, as of December 31, 2024, the net carrying value of the Company’s consolidated operating real estate assets was $694.3 million, including impairment losses related to operating real estate assets of $3.7 million recognized during the year then ended. The Company reviews its real estate portfolio quarterly, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. We identified the Company’s quantitative impairment assessment for operating real estate assets as a critical audit matter.
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
New York, New York
March 14, 2025

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$312,123	$85,037
Restricted cash	40,246	7,906
Operating real estate, net	694,313	821,270
Investments in unconsolidated ventures ($740 and $142 held at fair value as of December 31, 2024 and December 31, 2023, respectively)	740	122,949
Assets held for sale	75,454	11,611
Receivables, net	1,508	1,558
Intangible assets, net	—	1,916
Other assets	5,521	7,172
Total assets(1)	$1,129,905	$1,059,419

Liabilities
Mortgage notes payable, net	$856,422	$898,154
Due to related party	—	121
Accounts payable and accrued expenses	42,694	27,502
Other liabilities	1,760	1,962
Total liabilities(1)	900,876	927,739
Commitments and contingencies (Note 12)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 185,712,103 shares issued and outstanding as of December 31, 2024 and December 31, 2023	1,857	1,857
Additional paid-in capital	1,716,997	1,716,757
Retained earnings (accumulated deficit)	(1,487,732)	(1,585,725)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	231,122	132,889
Non-controlling interests	(2,093)	(1,209)
Total equity	229,029	131,680
Total liabilities and equity	$1,129,905	$1,059,419
_______________________________________
(1)Includes $74.7 million and $166.9 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership as of December 31, 2024. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Property and other revenues
Resident fee income	$49,846	$47,591	$44,274
Rental income	150,095	153,544	139,841
Other revenue	6,720	3,843	1,021
Total property and other revenues	206,661	204,978	185,136
Expenses
Property operating expenses	137,759	140,612	137,578
Interest expense	50,819	50,028	43,278
Transaction costs	731	683	1,569
Asset management fees - related party	—	—	8,058
General and administrative expenses	12,434	13,817	13,938
Depreciation and amortization	35,993	38,511	38,587
Impairment loss	3,710	49,423	45,299
Total expenses	241,446	293,074	288,307
Other income (expense)
Other income (expense), net	85	194	77
Gain (loss) on investments and other	129,845	(64,001)	1,029
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	95,145	(151,903)	(102,065)
Equity in earnings (losses) of unconsolidated ventures	2,537	(8,272)	47,625
Income tax expense	(82)	(74)	(61)
Net income (loss)	97,600	(160,249)	(54,501)
Net (income) loss attributable to non-controlling interests	393	3,364	401
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$97,993	$(156,885)	$(54,100)
Net income (loss) per share of common stock, basic/diluted(1)	$0.53	$(0.83)	$(0.28)
Weighted average number of shares of common stock outstanding, basic/diluted(1)	185,712,103	189,941,744	194,343,635
Distributions declared per share of common stock	$—	$—	$0.50
_______________________________________
(1)     The Company had 300,333, 203,742 and 116,712 restricted stock units issued and outstanding as of December 31, 2024, 2023 and 2022, respectively. The impact of the restricted stock units on the diluted earnings per share calculation is de minimis for the year ended December 31, 2024. The restricted stock units have been excluded from the diluted earnings per share calculation as their impact is anti-dilutive due to the net loss generated during the years ended December 31, 2023 and 2022.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$97,600	$(160,249)	$(54,501)
Other comprehensive income (loss)
Foreign currency translation adjustments related to investment in unconsolidated venture	—	3,679	(3,193)
Comprehensive income (loss)	97,600	(156,570)	(57,694)
Comprehensive (income) loss attributable to non-controlling interests	393	3,364	401
Comprehensive income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$97,993	$(153,206)	$(57,293)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2021	193,121	$1,930	$1,720,719	$(1,277,688)	$(486)	$444,475	$2,343	$446,818
Share-based payment of advisor asset management fees	2,301	24	8,842	—	—	8,866	—	8,866
Amortization of equity-based compensation	—	—	28	—	—	28	—	28
Non-controlling interests - contributions	—	—	—	—	—	—	330	330
Non-controlling interests - distributions	—	—	—	—	—	—	(224)	(224)
Distributions declared	—	—	—	(97,052)	—	(97,052)	—	(97,052)
Other comprehensive income (loss)	—	—	—	—	(3,193)	(3,193)	—	(3,193)
Net income (loss)	—	—	—	(54,100)	—	(54,100)	(401)	(54,501)
Balance as of December 31, 2022	195,422	$1,954	$1,729,589	$(1,428,840)	$(3,679)	$299,024	$2,048	$301,072
Amortization of equity-based compensation	—	—	470	—	—	470	—	470
Non-controlling interests - contributions	—	—	—	—	—	—	322	322
Non-controlling interests - distributions	—	—	—	—	—	—	(215)	(215)
Retirement of common stock	(9,710)	(97)	(13,302)	—	—	(13,399)	—	(13,399)
Other comprehensive income (loss)	—	—	—	—	404	404	—	404
Reclassification of accumulated other comprehensive loss(1)	—	—	—	—	3,275	3,275	—	3,275
Net income (loss)	—	—	—	(156,885)	—	(156,885)	(3,364)	(160,249)
Balance as of December 31, 2023	185,712	$1,857	$1,716,757	$(1,585,725)	$—	$132,889	$(1,209)	$131,680
Amortization of equity-based compensation	—	—	240	—	—	240	—	240
Non-controlling interests - contributions	—	—	—	—	—	—	84	84
Non-controlling interests - distributions	—	—	—	—	—	—	(575)	(575)
Net income (loss)	—	—	—	97,993	—	97,993	(393)	97,600
Balance as of December 31, 2024	185,712	$1,857	$1,716,997	$(1,487,732)	$—	$231,122	$(2,093)	$229,029
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$97,600	$(160,249)	$(54,501)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	(2,537)	8,272	(47,625)
Depreciation and amortization	35,993	38,511	38,587
Impairment loss	3,710	49,423	45,299
Amortization of below market debt	3,406	3,326	3,247
Amortization of deferred financing costs	521	1,120	637
Amortization of equity-based compensation	240	226	207
(Gain) loss on investments and other	(129,845)	64,001	(1,029)
Change in allowance for uncollectible accounts	561	433	519
Issuance of common stock as payment for asset management fees	—	—	8,058
Distributions from unconsolidated ventures	—	10,640	22,291
Changes in assets and liabilities:
Receivables	(511)	626	332
Other assets	641	(3,140)	3,644
Due to related party	(121)	(348)	(5,928)
Accounts payable and accrued expenses	14,496	6,629	(5,222)
Other liabilities	(161)	(408)	(692)
Net cash provided by (used in) operating activities	23,993	19,062	7,824
Cash flows from investing activities:
Capital expenditures for operating real estate	(15,981)	(38,422)	(29,304)
Proceeds from sale of real estate	43,165	136	—
Properties placed into a receivership	—	(994)	—
Proceeds from sale of ownership interest in unconsolidated ventures	253,936	—	—
Insurance proceeds	329	—	—
Distributions from unconsolidated ventures	—	16,873	44,842
Proceeds from sale of other assets	221	523	—
Net cash provided by (used in) investing activities	281,670	(21,884)	15,538
Cash flows from financing activities:
Repayments of mortgage notes	(45,390)	(18,492)	(21,212)
Payment of deferred financing costs	(269)	(48)	(36)
Payments on financing and other obligations	(87)	(147)	(480)
Acquisition and retirement of common stock	—	(1,315)	—
Distributions paid on common stock	—	—	(97,018)
Contributions from non-controlling interests	84	322	330
Distributions to non-controlling interests	(575)	(215)	(224)
Net cash provided by (used in) financing activities	(46,237)	(19,895)	(118,640)
Net increase (decrease) in cash, cash equivalents and restricted cash	259,426	(22,717)	(95,278)
Cash, cash equivalents and restricted cash-beginning of period	92,943	115,660	210,938
Cash, cash equivalents and restricted cash-end of period	$352,369	$92,943	$115,660

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$34,660	$38,269	$38,836
Cash paid for income taxes	95	86	53
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$695	$824	$1,227
Reclassification of assets held for sale	75,904	11,966	—
Exchange of ownership interests in unconsolidated ventures for common stock	—	13,399	—
Assets acquired under finance lease obligations	176	25	—
Derecognition of operating real estate placed into a receivership	—	58,953	—

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
The Company was formed in October 2010 as a Maryland corporation and commenced operations in February 2013. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2013. The Company has conducted its operations, and intends to do so in the future, so as to continue to qualify as a REIT for U.S. federal income tax purposes.
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), which became indirect subsidiaries of the Company on June 9, 2023. NorthStar Healthcare Income Advisor, LLC invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which were collectively recorded as non-controlling interests on the accompanying consolidated balance sheets prior to June 9, 2023. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of December 31, 2024, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, was 100%.
The Company’s charter authorizes the issuance of up to 400.0 million shares of common stock with a par value of $0.01 per share and up to 50.0 million shares of preferred stock with a par value of $0.01 per share. The board of directors of the Company (the “Board”) is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.
The Company raised $2.0 billion in total gross proceeds from the sale of shares of common stock in its continuous, public offerings (the “Offering”), including $232.6 million pursuant to its distribution reinvestment plan (the “DRP”).
The Internalization
From inception through October 21, 2022, the Company was externally managed by CNI NSHC Advisors, LLC or its predecessor (the “Former Advisor”), an affiliate of NRF Holdco, LLC (the “Former Sponsor”). The Former Advisor was responsible for managing the Company’s operations, subject to the supervision of the Board, pursuant to an advisory agreement. On October 21, 2022, the Company completed the internalization of the Company’s management function (the “Internalization”). In connection with the Internalization, the Company agreed with the Former Advisor to terminate the advisory agreement and arranged for the Former Advisor to continue to provide certain services for a transition period.
Merger Agreement
On January 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Compound Holdco LLC, a Delaware limited liability company (the “Parent”), Compound Merger Sub LLC, a Delaware limited liability company and a subsidiary of Parent (the “Merger Sub”), and, solely for purposes of Section 10.14 thereof, Welltower OP LLC, a Delaware limited liability company and a subsidiary of Welltower Inc. (the “Guarantor”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Merger”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Board.
Upon consummation of the Merger, the Company’s stockholders will receive $3.03 in cash for each share of the Company’s common stock, without interest and subject to any applicable withholding tax obligations.
The completion of the Merger is subject to certain customary closing conditions, including, among others, (1) approval of the Merger by the Company’s stockholders; (2) material compliance with covenants; (3) accuracy of each party’s representations, subject to materiality thresholds; (4) absence of injunctions or orders that prohibit or restrain the consummation of the Merger; (5) the receipt by the Company and Merger Sub of a written legal opinion addressing the Company’s qualification as a REIT; (6) the absence of a material adverse effect on the Company prior to the closing; and (7) the Company’s completion of the distribution of the interests in the limited partners of the Company’s operating partnership to the Company.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has made customary representations and warranties and has agreed to certain customary covenants in the Merger Agreement, including, among others, covenants to conduct its business in the ordinary course and maintain its REIT status.
The Company’s stockholders will be asked to vote to approve the Merger at a special meeting of stockholders that will be held on a date yet to be announced. Approval of the Merger requires the affirmative vote of the holders of at least a majority of the shares of the Company’s outstanding common stock entitled to vote on the Merger as of the record date for the special meeting.
The Merger is expected to close in the second quarter of 2025, although there can be no assurances as to when or if the closing will occur.
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
As of December 31, 2024, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant VIEs of the Company are certain entities that are consolidated by the Operating Partnership. These entities are VIEs because of non-controlling interests owned by third parties, which do not have substantive kick-out or participating

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
rights. Included in operating real estate, net, assets held for sale and mortgage notes payable, net on the Company’s consolidated balance sheet as of December 31, 2024 is $63.3 million, $5.7 million and $143.5 million, respectively, related to such consolidated VIEs.
Unconsolidated VIEs
As of December 31, 2024, the Company identified unconsolidated VIEs related to its investments in unconsolidated ventures with a carrying value totaling $0.7 million. The Company’s maximum exposure to loss as of December 31, 2024 would not exceed the carrying value of its investment in the VIEs. The Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of December 31, 2024. The Company did not provide financial support to its unconsolidated VIEs during the year ended December 31, 2024. As of December 31, 2024, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
The Company may elect the fair value option of accounting for an investment that would otherwise be accounted for under the equity method. The fair value option election allows an entity to make an irrevocable election of fair value for certain financial assets and liabilities on an instrument-by-instrument basis at the initial or subsequent measurement. The decision to elect the fair value option must be applied to an entire instrument and is irrevocable once elected. Under the fair value option, the Company records its share of the changes to fair value of the investment through gain (loss) on investments and other in the consolidated statements of operations. On June 30, 2023, the Company elected the fair value option method to account for its investment in the Espresso joint venture, which has now liquidated its remaining real estate assets. The Company’s assessment of fair value for its unconsolidated investment in the Espresso joint venture considers the joint venture’s available cash, less wind down costs and other expenses. During the year ended December 31, 2024, the Company recorded a change to the fair value of its investment in the Espresso joint venture totaling $0.6 million as a result of lower than anticipated wind down costs, which increased the fair value of its investment to $0.7 million as of December 31, 2024. Refer to Note 4 “Investment in Unconsolidated Ventures” and Note 10 “Fair Value” for further discussion.

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
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions. Any estimates of the effects of inflation, interest rates, risk of recession and other economic conditions as reflected and/or discussed in these financial statements are based upon the Company's best estimates using information known to the Company as of the date of this Annual Report on Form 10-K. Such estimates may change and the impact of which could be material.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly-liquid investments with an original maturity date of three months or less to be cash equivalents. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash and cash equivalents with major financial institutions and interest yielding money market funds invested in short-term U.S. government securities. Interest income from these investments are classified as other revenue on the consolidated statements of operations. To date, the Company has not experienced any losses on cash and cash equivalents.
Restricted cash consists of amounts related to operating real estate (escrows for taxes, capital expenditures and security deposits received from residents) and other escrows required by lenders of the Company’s borrowings. In November 2024, the Company extended the maturity date of the borrowings collateralized by the properties of Winterfell portfolio, which required the Company to advance $35 million to be held in escrow and applied to repay the mortgage loans on the original maturity date or any earlier prepayment.
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$312,123	$85,037
Restricted cash	40,246	7,906
Total cash, cash equivalents and restricted cash	$352,369	$92,943
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

Category:	Term:
Building	40 years
Building improvements	Lesser of the useful life or remaining life of the building
Land improvements	10 to 15 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
Furniture, fixtures and equipment	5 to 9 years

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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment which are included in operating real estate, net on the Company’s consolidated balance sheets. As of December 31, 2024, furniture, fixtures and equipment under finance leases totaled $0.3 million. The leased equipment is amortized on a straight-line basis. Payments for finance leases totaled $0.1 million for the years ended December 31, 2024 and 2023.
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

Years Ending December 31:
2025	$75
2026	70
2027	55
2028	42
2029	29
Thereafter	7
Total minimum lease payments	$278
Less: Amount representing interest	(51)
Present value of minimum lease payments	$227
The weighted average interest rate related to the finance lease obligations is 8.6% with a weighted average lease term of 4.2 years.
As of December 31, 2024, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
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
As of December 31, 2024, the Company had five properties classified as held for sale on its consolidated balance sheets. In November 2024, the Company entered into an agreement to sell the four net lease properties in the Arbors portfolio for $81.0 million. The sale was completed in January 2025. In December 2024, the Company entered into an agreement to sell a property within the Rochester portfolio for $7.0 million. The sale was completed in January 2025. As of December 31, 2023, the Company had one property within the Rochester portfolio classified as held for sale, which was sold in February 2024.

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
As of December 31, 2023, intangible assets, net represented the remaining unamortized in-place lease values for the Company’s four net lease properties in the Arbor portfolio. In November 2024, the Company entered into an agreement to sell the Arbors portfolio and classified the assets of the properties, including the intangible assets, as held for sale. The following table presents intangible assets, net (dollars in thousands):

	December 31,
	2024	2023
In-place lease value	$115,097	$120,149
Less: Accumulated amortization	(115,097)	(118,233)
Intangible assets, net	$—	$1,916
During the years ended December 31, 2024, 2023 and 2022, the Company recorded $0.3 million of amortization expense for in-place leases.
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
The Company has interest rate caps that have not been designated for hedge accounting. As of December 31, 2024, the Company has one interest rate cap agreement in place. The fair value of the Company's interest rate caps totaled $0.2 million and $0.4 million as of December 31, 2024 and 2023, respectively, and is presented in other assets on the consolidated balance sheets. Changes in fair value of derivatives have been recorded in gain (loss) on investments and other in the consolidated statements of operations. The Company recognized losses related to changes in fair value totaling $0.5 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2022, the Company recognized gains totaling $0.5 million.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Beginning in February 2021, the operator of the Company’s four net lease properties failed to remit contractual monthly rent obligations and the Company deemed it not probable that these obligations would be satisfied in the foreseeable future. On March 27, 2023, the Company entered into a lease forbearance and modification agreement (the “Forbearance Agreement”) with the existing operator, pursuant to which, among other things, the Company was entitled to receive all cash flow in excess of permitted expenses, and required to fund any operating deficits, through 2025, subject to the terms and conditions thereof. The Company received and recorded rental income related to its net lease properties of $2.8 million, $1.7 million and $1.6 million during the years ended December 31, 2024, 2023 and 2022, respectively.
For the years ended December 31, 2024, 2023 and 2022, total property and other revenue includes variable lease revenue of $14.1 million, $14.1 million and $11.2 million, respectively. Variable lease revenue includes ancillary services provided to residents, as well as non-recurring services and fees at the Company’s operating facilities.
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
During the year ended December 31, 2024, the Company recorded impairment losses on its operating real estate totaling $3.7 million, including $3.0 million for the Company’s Oak Cottage property as a result of lower operating margins and projected future cash flows, $0.4 million for property damage sustained by facilities within the Winterfell and Aqua portfolios and $0.3 million to reflect the market value of land parcels within the Rochester portfolio.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the year ended December 31, 2023, the Company recorded impairment losses on its operating real estate totaling $44.7 million, which includes impairment losses of $38.6 million for five facilities within the Rochester Sub-Portfolio (as defined in Note 5, “Borrowings”), $5.6 million for a facility within its Arbors portfolio as a result of lower estimated future cash flows and estimated market value, $0.4 million to reflect net realizable value for a facility within the Rochester portfolio designated as held for sale and $0.1 million for a land parcel within the Rochester portfolio as a result of lower estimated market value.
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
During the year ended December 31, 2024, the Company did not record impairment on its investments in unconsolidated ventures.
During the year ended December 31, 2023, the Company impaired its investment in the Espresso joint venture by $4.7 million, which reduced the carrying value of its investment to $3.1 million as of June 30, 2023. The Company’s assessment for the fair value of its investment took into consideration the joint venture’s remaining assets and estimated future cash distributions, less transaction and wind down costs. Upon impairing its investment, the Company elected the fair value option method to account for its investment in the Espresso joint venture on June 30, 2023.
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
As of December 31, 2024, the Company has not recorded an allowance for credit losses on its receivables.
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
Income Taxes
The Company elected to be taxed as a REIT and to comply with the related provisions of the Code beginning in its taxable year ended December 31, 2013. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders as long as certain asset, gross income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute dividends equal to at least 90.0% of its REIT taxable income (with certain adjustments) to its stockholders and meet certain other requirements. The Company believes that all of the criteria to maintain the Company’s REIT qualification have been met for the applicable periods.
For the taxable year ended December 31, 2024, the Company anticipates that its REIT taxable income, if any, will be offset by its net operating loss carry-forward and as such, the Company will not be subject to the distribution requirements. The Company’s most recently filed tax return is for the year ended December 31, 2023 and includes a net operating loss carry-forward of $349.2 million.
If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax and potential interest and penalties, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. The Company has assessed its tax positions for all open tax years, which include 2020 to 2024, and concluded there were no material uncertainties to be recognized. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income.
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
A reconciliation of income taxes, which is computed by applying the federal corporate tax rate for the years ended December 31, 2024, 2023 and 2022, to the taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Tax (benefit) at statutory rate for taxable entities (21%)	$(267)	$(1,098)	$(2,112)
State income tax (benefit), net of federal benefits	(40)	(48)	(91)
Change in valuation allowance	850	1,216	2,145
Other differences	(461)	4	119
Income tax expense (benefit)	$82	$74	$61
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
The components of the Company’s deferred tax assets as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Fixed assets and other	$833	$656
Net operating losses	16,500	15,827
Total deferred tax assets	$17,333	$16,483
Valuation allowance	(17,333)	(16,483)
Net deferred income tax assets	$—	$—
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
Recent Accounting Pronouncements
Accounting Standards Adopted in 2024
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all periods presented upon adoption. Early adoption is permitted. The Company adopted ASU No. 2023-07 as of December 31, 2024 and the changes to the required disclosure are reflected in Note 11, “Segment Reporting.”
Future Application of Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt ASU No. 2023-09 in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and does not anticipate the application of the accounting standards will have a material impact on the Company’s financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expenses Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is currently evaluating the impact of adopting this new standard on the Company’s financial statements.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	December 31,
	2024	2023
Land	$94,528	$115,758
Land improvements	8,543	12,705
Buildings and improvements	759,876	861,452
Tenant improvements	—	372
Construction in progress	145	5,493
Furniture, fixtures and equipment	93,030	93,373
Subtotal	$956,122	$1,089,153
Less: Accumulated depreciation	(261,809)	(267,883)
Operating real estate, net	$694,313	$821,270
For the years ended December 31, 2024, 2023 and 2022, depreciation expense was $35.7 million, $38.2 million and $38.3 million, respectively.
Within the table above, operating real estate has been reduced by accumulated impairment losses of $130.6 million and $162.9 million as of December 31, 2024 and December 31, 2023, respectively. Impairment losses, as presented on the consolidated statements of operations, for the Company’s operating real estate and properties held for sale totaled $3.7 million, $44.7 million and $31.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
The following table presents the managers of the Company’s operating real estate (dollars in thousands):

	As of December 31, 2024		Year Ended December 31, 2024
Manager	Properties Under Management	Units Under Management	Resident Fee and Rental Revenues	% of Total Property and Other Revenues
Solstice Senior Living	32	3,969	$140,566	70.3%
Watermark Retirement Communities(1)	4	418	21,815	10.9%
Arete Living	5	453	23,300	11.7%
Integral Senior Living	1	40	4,627	2.3%
Subtotal	42	4,880	190,308	95.2%
Properties sold and held for sale in 2024(2)	7	916	9,633	4.8%
Total			$199,941	100.0%
______________________________________
(1)Excludes properties sold or held for sale as of December 31, 2024 and the Rochester Sub-Portfolio, which was placed into a receivership in October 2023.
(2)The Company sold two properties and classified one property held for sale that were managed by Watermark Retirement Communities during the year ended December 31, 2024. The four net lease properties operated by Arcadia Management were classified as held for sale as of December 31, 2024.
Rochester Sub-Portfolio
As a result of the mortgage loan payment defaults in July 2023, on October 30, 2023, the Rochester Sub-Portfolio (as defined in Note 5, “Borrowings”) was placed into a receivership. The receiver now has effective control of the properties until ownership of the properties transfers to the lender or its designee.
As a result of the Company’s loss of control, the Company discontinued recognizing revenues and expenses related to the Rochester Sub-Portfolio as of October 30, 2023 and derecognized the properties and related assets from the Company’s financial statements, which resulted in a $59.0 million loss recognized in accordance with ASC 610-20, “Gains and Losses from the Derecognition of Nonfinancial Assets” during the year ended December 31, 2023.
Arbors Portfolio
Beginning in February 2021, Arcadia Management, the operator of the Company’s four net lease properties in the Arbors portfolio, failed to remit contractual monthly rent obligations. The Company deemed it not probable that these obligations would

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
be satisfied in the foreseeable future and began recognizing rental income as received on a cash basis. During the year ended December 31, 2024, the Company received and recorded rental income of $2.8 million related to its net lease properties.
In November 2024, the Company entered into an agreement to sell the four net lease properties in the Arbors portfolio for $81.0 million and has classified the properties as held for sale on its consolidated balance sheets. The sale was completed in January 2025.
4. Investments in Unconsolidated Ventures
The Company’s investments in unconsolidated ventures are accounted for under the equity method or fair value option. The following tables presents the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value
Portfolio	Acquisition Date	Ownership	December 31, 2024	December 31, 2023
Trilogy	Dec-2015	24.0%	$—	$122,339
Solstice	Jul-2017	20.0%	—	468
Espresso	Jul-2015	36.7%	740	142
Investments in Unconsolidated Ventures			$740	$122,949

	Year Ended December 31,
	2024		2023		2022
Portfolio	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution	Equity in Earnings (Losses)	Cash Distribution
Trilogy(1)	$3,005	$—	$(1,409)	$5,136	$11,652	$9,134
Solstice	(468)	—	145	—	2	—
Espresso(2)	—	—	9,228	22,377	72,427	54,654
Diversified US/UK & Eclipse	—	—	(16,236)	—	(36,456)	3,345
Total	$2,537	$—	$(8,272)	$27,513	$47,625	$67,133
_______________________________________
(1)Represents the Company’s proportionate share of earnings through the date of sale of the Company’s ownership interest on September 20, 2024.
(2)The Company elected the fair value option to account for its interest in Espresso on June 30, 2023, which resulted in no equity in earnings (losses) recorded subsequent to the accounting policy election.
Trilogy
Trilogy REIT Holdings, LLC (“Trilogy”) indirectly owns integrated senior health campuses, providing services associated with ILFs, ALFs, MCFs and skilled nursing facilities, located in the Midwest, which are all operating properties managed pursuant to a management agreement with Trilogy Management Services, as well as ancillary services businesses, including a therapy business and a pharmacy business. Affiliates of American Healthcare REIT, Inc. (“AHR”) own the controlling interest of Trilogy.
The Company, acting through subsidiaries of its operating partnership, entered into a membership interest purchase agreement (the “Option Agreement”) on November 3, 2023 with AHR and its subsidiary granting to AHR the right to purchase all of the Company’s ownership interest in Trilogy for a purchase price ranging from $240.5 million to up to $260 million depending upon the purchase price consideration and timing of the closing, subject to and on the conditions set forth in the Option Agreement.
On September 20, 2024, the Company completed the sale of its ownership interest in Trilogy in accordance with the Option Agreement, which resulted in net cash proceeds, after transaction costs, received by the Company totaling $254.0 million.
Based on the carrying value of its investment in Trilogy prior to the transaction, the Company recognized a gain on the sale totaling $128.6 million, which is recorded within gain (loss) on investments and other on the Company's consolidated statements of operations for the year ended December 31, 2024.
Solstice

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Solstice Senior Living, LLC (“Solstice”), the manager of the Winterfell portfolio, is a joint venture between affiliates of Integral Senior Living, LLC (“ISL”), a management company of ILFs, ALFs and MCFs founded in 2000, which owns 80.0%, and the Company, which owns 20.0%.
During the year ended December 31, 2024, Solstice recorded a non-cash expense accrual related to performance-based compensation for its executive team. The Company’s proportionate share of the expenses accrual reduced the carrying value of its investment in Solstice to zero as of December 31, 2024.
Espresso
During the year ended December 31, 2023, FC Domino Acquisition, LLC (“Espresso”) completed the sale of its remaining sub-portfolios. The Company’s elected the fair value option method to account for its investment in Espresso on June 30, 2023. The Company’s assessment of fair value for its investment in Espresso considers the joint venture’s available cash, less wind down costs and other expenses. During the year ended December 31, 2024, the Company recorded a change to the fair value of its investment in the Espresso joint venture totaling $0.6 million as a result of lower than anticipated wind down costs, which increased the fair value of its investment to $0.7 million as of December 31, 2024.
Diversified US/UK & Eclipse
In June 2023, the Company sold its 14% interest in Healthcare GA Holdings, General Partnership, which indirectly owned 48 care homes across the United Kingdom (“Diversified US/UK”), and its 6% interest in Eclipse Health, General Partnership, which indirectly owned 34 seniors housing facilities (“Eclipse”), together with $1.1 million in cash, to its Former Sponsor, who is affiliated with the majority partner of each joint venture, for all of the Company’s equity securities held by the Former Sponsor and its affiliates, including 9,709,553 shares of common stock of the Company, 100 common units in the Operating Partnership and 100 special units in the Operating Partnership. Upon completion of the sale, the Company retired all of the shares of common stock acquired.
Summarized Financial Data
The following table presents a summary of the combined balance sheets and combined statements of operations of Espresso and Solstice (dollars in thousands):

	December 31, 2024	December 31, 2023		Year Ended December 31,
				2024	2023	2022
Assets
Operating real estate, net	$—	$—	Total revenues	$7,561	$17,766	$40,445
All other assets	10,540	10,530	Total property operating expense	$(8,477)	$(11,363)	$(8,576)
Total assets	$10,540	$10,530	Net income (loss)	$(3,751)	$52,224	$197,734

Liabilities and equity
Total liabilities	$11,219	$7,457
Equity	(679)	3,073
Total liabilities and equity	$10,540	$10,530

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents a summary of the combined statements of operations for Diversified US/UK and Eclipse and summary of the statements of operations for Trilogy through the date of each ownership interest sale, as well as a summary of the Trilogy’s balance sheet as of December 31, 2023 (dollars in thousands):

	Trilogy			Diversified US/UK & Eclipse
	Period ended September 20, 2024	Year ended December 31, 2023	Year ended December 31, 2022	Period ended June 9, 2023	Year ended December 31, 2022

Total revenues	$1,136,824	$1,460,222	$1,252,175	$115,068	$352,098
Total property operating expenses	$1,005,693	$1,386,209	$1,173,579	$(70,636)	$(231,484)
Net income (loss)	$12,408	$(6,082)	$50,258	$(198,793)	$(288,881)

	December 31, 2023
Assets
Operating real estate, net	$1,414,067
All other assets	733,230
Total assets	$2,147,297

Liabilities and equity
Total liabilities	$1,691,527
Equity	455,770
Total liabilities and equity	$2,147,297
5. Borrowings
The following table presents the Company’s mortgage notes payable (dollars in thousands):

				December 31, 2024		December 31, 2023
	Recourse vs. Non-Recourse(1)	Maturity	Contractual Interest Rate(2)	Principal Amount(3)	Carrying Value(3)	Principal Amount(3)	Carrying Value(3)
Aqua Portfolio
Frisco, TX	Non-recourse	Feb 2026	SOFR + 2.91%	$26,000	$25,832	$26,000	$25,694
Milford, OH	Non-recourse	Sep 2026	SOFR + 2.79%	18,014	17,914	18,173	18,015
Rochester Portfolio
Rochester, NY	Non-recourse	Repaid	4.25%	—	—	17,470	17,448
Rochester, NY(4)	Non-recourse	Jul 2023	SOFR + 2.45%	99,786	99,786	99,786	99,786
Rochester, NY(5)	Non-recourse	Repaid	SOFR + 2.93%	—	—	10,874	10,853
Arbors Portfolio(6)
Various locations	Non-recourse	Feb 2025	3.99%	79,293	79,282	81,397	81,209
Winterfell Portfolio(7)
Various locations	Non-recourse	Jun 2026	4.17%	570,047	568,435	583,471	578,694
Pacific Northwest Portfolio(8)
Various locations	Non-recourse	Feb 2027	4.66%	65,332	65,173	66,691	66,455
Mortgage notes payable, net				$858,472	$856,422	$903,862	$898,154
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
(4)Composed of seven individual mortgage notes payable secured by the Rochester Sub-Portfolio (as defined below), which are cross-collateralized and in default and were accelerated in July 2023.
(5)Upon the sale of the underlying collateral property, the mortgage note was repaid in full in February 2024.
(6)Composed of four individual mortgage notes payable secured by four ALFs, cross-collateralized and subject to cross-default.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(7)Composed of 32 individual mortgage notes payable secured by 32 ILFs, cross-collateralized and subject to cross-default. In November 2024, the Company modified the 32 individual mortgage notes payable to extend the maturity date from June 1, 2025 (the original maturity date) to June 1, 2026, change the interest rate beginning on the original maturity date from a fixed rate of 4.17% to one-month SOFR plus 2.50% and to advance $35 million to be held in escrow and applied in prepayment on the original maturity date (or earlier prepayment).
(8)Composed of five individual mortgage notes payable secured by five ALFs, cross-collateralized and subject to cross-default.
The following table presents future scheduled principal payments on mortgage notes payable as of December 31, 2024 (dollars in thousands):

Years Ending December 31:
2025(1)	$229,451
2026	566,625
2027	62,396
Total	$858,472
_______________________________________
(1)Includes the outstanding principal of the Rochester Sub-Portfolio Loan (as defined below), which is in default and the borrowings collateralized by our Arbors portfolio, which were repaid in January 2025.
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
Once legal ownership of the Rochester Sub-Portfolio transfers and the obligations under the Rochester Sub-Portfolio Loan are extinguished, the Company expects to recognize a gain related to the debt extinguishment in accordance with ASC 470, “Debt.” However, until the extinguishment occurs, default interest expense and any other expenses related to the Rochester Sub-Portfolio Loan will continue to accrue. As of December 31, 2024, $99.8 million of outstanding mortgage debt and $20.2 million of accrued interest expense were included on the Company's consolidated balance sheets related to the Rochester Sub-Portfolio Loan.
Arbors Portfolio
In November 2024, the Company entered into an agreement to sell the four net lease properties in the Arbors portfolio for $81.0 million and classified the properties as held for sale on its consolidated balance sheets as of December 31, 2024. The sale was completed in January 2025 and generated net proceeds of $1.2 million, after the repayment of outstanding borrowings of $79.1 million and transaction costs.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments in Unconsolidated Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of Integral Senior Living (“ISL”), which owns 80.0%, and the Company, which owns 20.0%. For the year ended December 31, 2024, the Company recognized property management fees and other incentive fees expense of $13.4 million to Solstice related to the Winterfell portfolio.
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
Pursuant to the Plan, as of December 31, 2024, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 300,333 restricted stock units totaling $1.3 million and $1.0 million, respectively, based on the share price on the date of each grant.
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
The Company recognized equity-based compensation expense of $240,000, $226,250 and $206,917 for the years ended December 31, 2024, 2023 and 2022, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted stock units totaled $255,000 and $240,000 as of December 31, 2024 and December 31, 2023, respectively. Unvested restricted stock units totaled 94,201 and 77,741 as of December 31, 2024 and December 31, 2023, respectively.
8. Stockholders’ Equity
Common Stock
The Company stopped accepting subscriptions for its Offering on December 17, 2015 and all of the shares initially registered for its Offering were issued on or before January 19, 2016. The Company issued 173.4 million shares of common stock generating gross proceeds of $1.7 billion, excluding proceeds from the DRP.
Distribution Reinvestment Plan
The Company adopted the DRP through which common stockholders were able to elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions. Since inception, the Company issued 25.7 million shares of common stock, generating gross offering proceeds of $232.6 million pursuant to the DRP. No selling commissions or dealer manager fees were paid on shares issued pursuant to the DRP. In April 2022, the Board elected to suspend the DRP, effective April 30, 2022.
Distributions
Effective February 1, 2019, the Board determined to stop the declaration and payment of regular recurring distributions in order to preserve capital and liquidity.
On April 20, 2022, the Board declared a special distribution of $0.50 per share for each stockholder of record on May 2, 2022 totaling approximately $97.0 million.
Share Repurchase Program
The Company adopted a share repurchase program that enabled stockholders to sell their shares to the Company in limited circumstances and could be amended, suspended, or terminated at any time. The Company previously funded repurchase requests with cash on hand, borrowings or other available capital. In April 2020, the Board determined to suspend all

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
repurchases under the share repurchase program effective April 30, 2020 in order to preserve capital and liquidity and does not currently anticipate resuming the share repurchase program.
9. Non-controlling Interests
Operating Partnership
Non-controlling interests included the aggregate limited partnership interests in the Operating Partnership held by limited partners, other than the Company. Income (loss) attributable to the non-controlling interests was based on the limited partners’ ownership percentage of the Operating Partnership. The Company acquired limited partner interests in 2023 as part of the consideration for the sale of certain investments in unconsolidated ventures and, as a result, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, is 100%. Income (loss) allocated to the Operating Partnership non-controlling interests for the period prior to June 9, 2023 was de minimis.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.4 million, $3.4 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Level 2.Financial assets and liabilities whose values are based on the following:
a.Quoted prices for similar assets or liabilities in active markets.
b.Quoted prices for identical or similar assets or liabilities in non-active markets.
c.Pricing models whose inputs are observable for substantially the full term of the asset or liability.
d.Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of December 31, 2024 and 2023 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Derivative assets - interest rate caps	$—	$184	$—	$—	$433	$—
Investment in Espresso joint venture	—	—	$740	—	—	142
Derivative Assets - Interest Rate Caps
The fair value of the Company’s interest rate caps are determined using models developed by the respective counterparty that use the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the caps. The floating interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
Investment in Espresso Joint Venture
During the year ended December 31, 2023, Espresso completed the sale of its remaining assets. The Company’s assessment of fair value for its investment in Espresso takes into consideration its proportionate share of available cash, less wind down costs and other expenses. During the year ended December 31, 2024, the Company recorded a change to the fair value of its investment in Espresso totaling $0.6 million as a result of lower than anticipated wind down costs, which increased the fair value of its investment to $0.7 million as of December 31, 2024.
The following table presents the change in fair value of the Company’s investment in Espresso using unobservable Level 3 inputs for the years presented (dollars in thousands):

	Year ended December 31,
	2024	2023
Beginning balance (1)	$142	$3,075
Cash distributions received	—	(2,933)
Mark-to-market adjustment	598	—
Ending balance	$740	$142
_______________________________________
(1)On June 30, 2023, the Company elected the fair value option method to account for its investment in Espresso and at the time of election, the Company impaired its investment in Espresso by $4.7 million, which reduced the carrying value of its investment to $3.1 million as of June 30, 2023.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	December 31, 2024			December 31, 2023
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial liabilities:(1)
Mortgage notes payable, net	$858,472	$856,422	$826,009	$903,862	$898,154	$842,559
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
Mortgage Notes Payable
The Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury and SOFR rates as of the end of the reporting period. These fair value measurements are based on observable inputs and, as such, are classified as Level 2 of the fair value hierarchy.
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
The following table summarizes the fair value and impairment losses of Level 3 assets which have been measured at fair value on a nonrecurring basis at the time of impairment during the periods presented (dollars in thousands):

	Year Ended December 31,
	2024		2023		2022
	Fair Value	Impairment Losses(1)	Fair Value	Impairment Losses(1)	Fair Value	Impairment Losses(1)
Operating real estate, net	$12,191	$3,000	$56,718	$44,294	$80,931	$30,900
Investments in unconsolidated ventures	—	—	3,075	4,728	28,442	13,419
Assets held for sale	680	304	11,611	355	—	—
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets Held For Sale
Assets held for sale are carried at the lower of amortized cost or fair value. Assets held for sale that were written down to fair value were generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, the fair value of assets held for sale is reduced for estimated selling costs. The assets that required impairment at the time of reclassification to held for sale included two land parcels within the Rochester portfolio during the year ended December 31, 2024 and one operating real estate property within the Rochester portfolio during the year ended December 31, 2023.
11. Segment Reporting
With the sale of its ownership in Trilogy, the Company has now exited substantially all of its investments in unconsolidated ventures and as a result, as of December 31, 2024, the Company operates its business through two reportable segments: operating investments and net lease investments. As a result of this change, the segment information provided has been updated to conform to the current presentation for all prior periods presented. Within its operating investments segment, the Company owns seniors housing properties, including ILFs, ALFs and MCFs located throughout the United States and operated pursuant to management agreements. Within its net lease investments segment, the Company owns four ALFs located in New York. Non-segment revenue consists primarily of interest income earned on corporate cash and cash equivalents and non-segment assets consist of corporate cash and cash equivalents. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer of the Company. The Company evaluates performance of its segments based on consolidated net operating income (“NOI”), defined as property and other revenues, less property operating expenses, as presented on the consolidated statements of operations. NOI provides useful information to stockholders and provides management with a performance measure to compare the Company's operating results to the operating results of other healthcare real estate companies between periods on a consistent basis. The CODM uses NOI to make decisions about resource allocations, primarily during the annual budget and forecasting process, and to assess the property-level performance of the Company’s seniors housing properties.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present information for the reportable segments (in thousands):

Year Ended December 31, 2024	Operating Investments	Net Lease Investments	Non-Segment	Total
Resident fee income	$49,846	$—	$—	$49,846
Rental income	147,292	2,803	—	150,095
Other revenue(1)	199	—	6,521	6,720
Total property and other revenues	$197,337	$2,803	$6,521	$206,661
Less(2):
Salaries and wages	62,674	—	—	62,674
Utilities	12,288	—	—	12,288
Food and beverage	10,446	—	—	10,446
Repairs and maintenance	13,534	—	—	13,534
Real estate and business taxes	8,818	—	—	8,818
Property management fee	16,198	—	—	16,198
Marketing	4,994	—	—	4,994
Insurance	4,213	—	—	4,213
Other segment expenses(3)	4,594	—	—	4,594
Total property operating expenses	137,759	—	—	137,759
Net operating income	$59,578	$2,803	$6,521	$68,902
Less:
Interest expense				(50,819)
Transaction costs				(731)
General and administrative expenses				(12,434)
Depreciation and amortization				(35,993)
Impairment loss				(3,710)
Other income (expense), net				85
Gain (loss) on investments and other				129,845
Equity in earnings (losses) of unconsolidated ventures				2,537
Income tax expenses				(82)
Net income (loss)				$97,600

Total capital expenditures	$15,981	$—	$—	$15,981
_______________________________________
(1)Primarily consists of interest income earned on corporate cash and cash equivalents.
(2)The significant expense categories and amounts align with the information that is regularly provided to the CODM.
(3)Other segment expenses include property administration, bad debt, resident life, travel and entertainment and other property operating expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2023	Operating Investments	Net Lease Investments	Non-Segment	Total
Resident fee income	$47,591	$—	$—	$47,591
Rental income	151,835	1,709	—	153,544
Other revenue(1)	—	—	3,843	3,843
Total property and other revenues	$199,426	$1,709	$3,843	$204,978
Less(2):
Salaries and wages	65,913	—	—	65,913
Utilities	12,274	—	—	12,274
Food and beverage	10,730	—	—	10,730
Repairs and maintenance	14,485	—	—	14,485
Real estate and business taxes	11,009	—	—	11,009
Property management fee	10,460	—	—	10,460
Marketing	5,528	—	—	5,528
Insurance	4,338	—	—	4,338
Other segment expenses(3)	5,875	—	—	5,875
Total property operating expenses	140,612	—	—	140,612
Net operating income	$58,814	$1,709	$3,843	$64,366
Less:
Interest expense				(50,028)
Transaction costs				(683)
General and administrative expenses				(13,817)
Depreciation and amortization				(38,511)
Impairment loss				(49,423)
Other income (expense, net				194
Gain (loss) on investments and other				(64,001)
Equity in earnings (losses) of unconsolidated ventures				(8,272)
Income tax expenses				(74)
Net income (loss)				$(160,249)

Total capital expenditures	$38,422	$—	$—	$38,422
_______________________________________
(1)Primarily consists of interest income earned on corporate cash and cash equivalents.
(2)The significant expense categories and amounts align with the information that is regularly provided to the CODM.
(3)Other segment expenses include property administration, bad debt, resident life, travel and entertainment and other property operating expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2022	Operating Investments	Net Lease Investments	Non-Segment	Total
Resident fee income	$44,274	$—	$—	$44,274
Rental income	138,245	1,596	—	$139,841
Other revenue(1)	—	—	1,021	$1,021
Total property and other revenues	$182,519	$1,596	$1,021	$185,136
Less(2):
Salaries and wages	62,113	—	—	62,113
Utilities	12,144	—	—	12,144
Food and beverage	10,427	—	—	10,427
Repairs and maintenance	13,835	—	—	13,835
Real estate and business taxes	11,603	—	—	11,603
Property management fee	9,123	—	—	9,123
Marketing	5,575	—	—	5,575
Insurance	3,581	39	—	3,620
Other segment expenses(3)	9,138	—	—	9,138
Total property operating expenses	137,539	39	—	137,578
Net operating income	$44,980	$1,557	$1,021	$47,558
Less:
Interest expense				(43,278)
Transaction costs				(1,569)
Asset management fees - related party				(8,058)
General and administrative expenses				(13,938)
Depreciation and amortization				(38,587)
Impairment loss				(45,299)
Other income (expense, net				77
Gain (loss) on investments and other				1,029
Equity in earnings (losses) of unconsolidated ventures				47,625
Income tax expenses				(61)
Net income (loss)				$(54,501)

Total capital expenditures	$28,932	$372	$—	$29,304
_______________________________________
(1)Primarily consists of interest income earned on corporate cash and cash equivalents.
(2)The significant expense categories and amounts align with the information that is regularly provided to the CODM.
(3)Other segment expenses include property administration, bad debt, resident life, travel and entertainment and other property operating expenses.
The following table presents total assets by segment (dollars in thousands):

	December 31,
	2024	2023
Assets:
Operating investments	$756,188	$787,925
Net lease investments	71,301	74,655
Non-segment	302,416	196,839
Total assets	$1,129,905	$1,059,419
12. Commitments and Contingencies
As of December 31, 2024, the Company believes there are no material unrecorded contingencies that would affect its results of operations, cash flows or financial position.

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
The Company’s managers may be involved in various litigation matters arising in the ordinary course of their business. The unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect such managers’ or the Company’s liquidity, financial condition or results of operations, which, in turn, could have a material adverse effect on the Company.
The Company had accrued a reserve of $0.6 million, inclusive of legal fees, relating to a resolution of claims against a manager of one of the Company’s operating investments, for which the Company has indemnification obligations under the management agreement. During the year ended December 31, 2024, the claim was settled and paid for an amount that approximated the accrued reserve.
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
Solstice Incentive Fees
On November 1, 2022, each of the management agreements with Solstice for the Winterfell portfolio properties were amended to include, among other things, a long-term incentive fee (the “Incentive Fee”) payable to Solstice if the Winterfell portfolio achieved certain performance goals related to growth in net operating income through 2025.
In the event that the aggregate net operating income generated by the Winterfell portfolio exceeds certain performance goals for the twelve months ending December 31, 2025, or an earlier date if the Winterfell portfolio is sold and Solstice is terminated as the manager, the Company may be required to pay to Solstice an amount equal to 5-20% of the aggregate net operating income for that period in excess of the performance target, calculated in accordance with the terms of the management agreements and subject to the terms and conditions set forth in the management agreements, payable on or before March 2026.
The Company determined that it is probable that the Incentive Fee will be payable based on performance achieved by the Winterfell portfolio during the year December 31, 2024, and, as a result, accrued an estimated reserve of $6.0 million as of December 31, 2024.
13.    Subsequent Events
The following is a discussion of material events which have occurred subsequent to December 31, 2024 through the issuance of the consolidated financial statements.
Dispositions
In January 2025, the Company executed the sale of the four net lease properties within the Arbors portfolio for $81.0 million. The sale generated net proceeds of approximately $1.2 million, after the repayment of outstanding mortgage principal balance of $79.1 million and transaction costs. The property was classified as held for sale as of December 31, 2024.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In January 2025, the Company executed the sale of a property within the Rochester portfolio for $7.0 million. The sale generated net proceeds of approximately $6.6 million, after the payment of transaction costs. The property was classified as held for sale as of December 31, 2024.
Merger Agreement
On January 29, 2025, the Company entered into the Merger Agreement with Parent, Merger Sub and Guarantor, pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity. Under the terms of the Merger Agreement, upon the consummation of the Merger, the Company’s stockholders will have the right to receive $3.03 per share in cash, without interest and less any applicable withholding taxes. The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Board. The transaction is anticipated to close in the second quarter of 2025, although there can be no assurances as to when or if the closing will occur. Refer to “Note 1, Business and Organization” for additional information.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(Dollars in Thousands)

		Initial Cost			Gross Amount Carried at Close of Period(2)
Location City, State	Encumbrances	Land	Building & Improvements	Capitalized Subsequent to Acquisition(1)	Land	Building & Improvements	Total	Accumulated Depreciation	Net Book Value	Date Acquired	Life on Which Depreciation is Computed
Milford, OH	$18,014	$1,160	$14,440	$5,300	$1,160	$19,740	$20,900	$6,489	$14,411	Dec-13	40 years
Milford, OH	—	700	—	5,785	696	5,789	6,485	1,119	5,366	Jul-17	40 years
Frisco, TX(3)	26,000	3,100	35,874	6,558	3,100	42,432	45,532	12,680	32,852	Feb-14	40 years
Apple Valley, CA	19,215	1,168	24,625	(4,527)	1,168	20,098	21,266	6,578	14,688	Mar-16	40 years
Auburn, CA	21,708	1,694	18,438	3,700	1,694	22,138	23,832	6,550	17,282	Mar-16	40 years
Austin, TX	23,903	4,020	19,417	3,589	4,020	23,006	27,026	7,312	19,714	Mar-16	40 years
Bakersfield, CA	15,169	1,831	21,006	3,503	1,831	24,509	26,340	7,211	19,129	Mar-16	40 years
Bangor, ME	19345	2,463	23,205	3,604	2,463	26,809	29,272	7,148	22,124	Mar-16	40 years
Bellingham, WA	21,481	2,242	18,807	4,320	2,242	23,127	25,369	6,466	18,903	Mar-16	40 years
Clovis, CA	16,905	1,821	21,721	3,256	1,821	24,977	26,798	6,911	19,887	Mar-16	40 years
Columbia, MO	20,453	1,621	23,521	(4,295)	1,621	19,226	20,847	6,828	14,019	Mar-16	40 years
Corpus Christi, TX	16,760	2,263	20,142	(2,023)	2,263	18,119	20,382	6,313	14,069	Mar-16	40 years
East Amherst, NY	16,694	2,873	18,279	3,511	2,873	21,790	24,663	5,870	18,793	Mar-16	40 years
El Cajon, CA	18,911	2,357	14,733	2,717	2,357	17,450	19,807	5,122	14,685	Mar-16	40 years
El Paso, TX	11,001	1,610	14,103	3,066	1,610	17,169	18,779	5,056	13,723	Mar-16	40 years
Fairport, NY	14,887	1,452	19,427	3,483	1,452	22,910	24,362	6,006	18,356	Mar-16	40 years
Fenton, MO	22,122	2,410	22,216	3,240	2,410	25,456	27,866	7,032	20,834	Mar-16	40 years
Grand Junction, CO	17,558	2,525	26,446	3,900	2,525	30,346	32,871	7,965	24,906	Mar-16	40 years
Grand Junction, CO	8,996	1,147	12,523	2,883	1,147	15,406	16,553	4,249	12,304	Mar-16	40 years
Grapevine, TX	20,124	1,852	18,143	(7,667)	1,852	10,476	12,328	4,806	7,522	Mar-16	40 years
Groton, CT	15,855	3,673	21,879	(5,060)	3,673	16,819	20,492	6,676	13,816	Mar-16	40 years
Guilford, CT	21,893	6,725	27,488	(18,836)	6,725	8,652	15,377	5,894	9,483	Mar-16	40 years
Joliet, IL	13,436	1,473	23,427	(3,219)	1,473	20,208	21,681	6,103	15,578	Mar-16	40 years
Kennewick, WA	6,917	1,168	18,933	3,424	1,168	22,357	23,525	6,237	17,288	Mar-16	40 years
Las Cruces, NM	10,079	1,568	15,091	4,762	1,568	19,853	21,421	5,856	15,565	Mar-16	40 years
Lee’s Summit, MO	24,496	1,263	20,500	3,850	1,263	24,350	25,613	6,821	18,792	Mar-16	40 years
Lodi, CA	18,120	2,863	21,152	2,540	2,863	23,692	26,555	6,855	19,700	Mar-16	40 years
Normandy Park, WA	14,623	2,031	16,407	(1,397)	2,031	15,010	17,041	5,182	11,859	Mar-16	40 years
Palatine, IL	18,119	1,221	26,993	(9,585)	1,221	17,408	18,629	7,636	10,993	Mar-16	40 years
Plano, TX	14,497	2,200	14,860	(4,100)	2,200	10,760	12,960	4,915	8,045	Mar-16	40 years
Renton, WA	17,160	2,642	20,469	4,003	2,642	24,472	27,114	6,881	20,233	Mar-16	40 years
Sandy, UT	14,233	2,810	19,132	(3,622)	2,810	15,510	18,320	5,374	12,946	Mar-16	40 years
Santa Rosa, CA	25,178	5,409	26,183	3,536	5,409	29,719	35,128	8,517	26,611	Mar-16	40 years
Sun City West, AZ	23,134	2,684	29,056	(2,179)	2,684	26,877	29,561	8,733	20,828	Mar-16	40 years
Tacoma, WA	27,075	7,974	32,435	5,307	7,975	37,741	45,716	11,359	34,357	Mar-16	40 years
Frisco, TX(3)	—	1,130	—	12,664	1,130	12,664	13,794	3,096	10,698	Oct-16	40 years
Albany, OR	8,024	958	6,625	(3,179)	758	3,646	4,404	1,822	2,582	Feb-17	40 years
Port Townsend, WA	15,341	1,613	21,460	1,711	996	23,788	24,784	6,454	18,330	Feb-17	40 years
Roseburg, OR	11,351	699	11,589	1,378	459	13,207	13,666	3,560	10,106	Feb-17	40 years
Sandy, OR	12,946	1,611	16,697	1,704	1,233	18,779	20,012	4,780	15,232	Feb-17	40 years
Santa Barbara, CA	—	2,408	15,674	(2,344)	2,408	13,330	15,738	3,762	11,976	Feb-17	40 years
Wenatchee, WA	17,670	2,540	28,971	1,802	1,534	31,779	33,313	7,585	25,728	Feb-17	40 years
Subtotal	$679,393	$96,972	$822,087	$37,063	$94,528	$861,594	$956,122	$261,809	$694,313
Held for Sale
Greece, NY	—	534	18,158	(13,035)	—	5,657	5,657	—	5,657	Aug-17	(4)
Bohemia, NY	21,099	4,258	27,805	(17,294)	—	14,769	14,769	—	14,769	Sep-14	(4)
Hauppauge, NY	12,801	2,086	18,495	(6,363)	—	14,218	14,218	—	14,218	Sep-14	(4)
Islandia, NY	31,456	8,437	37,198	(22,728)	—	22,907	22,907	—	22,907	Sep-14	(4)
Westbury, NY	13,937	2,506	19,163	(5,372)	—	16,297	16,297	—	16,297	Sep-14	(4)
Properties in Receivership	99,786	5,110	132,385	(137,495)	—	—	—	—	—	Aug-17	(5)
Total	$858,472	$119,903	$1,075,291	$(165,224)	$94,528	$935,442	$1,029,970	$261,809	$768,161
______________________________________
(1)    Negative amount represents impairment of operating real estate.
(2)    The aggregate cost for federal income tax purposes, is approximately $1.3 billion.
(3)    Both properties located in Frisco, Texas serve as collateral for a $26.0 million mortgage note payable.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(Dollars in Thousands)
(4)    Depreciation is not recorded on assets held for sale.
(5)    The Rochester-Sub Portfolio was placed into a receivership in October 2023. Refer to Note 3, “Operating Real Estate” and Note 5, “Borrowings” for additional information.
The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$1,089,153	$1,196,553	$1,197,900
Dispositions	(39,840)	(88,100)	—
Improvements	16,676	39,246	30,531
Impairment	(3,710)	(44,695)	(31,878)
Subtotal	1,062,279	1,103,004	1,196,553
Classified as held for sale(1)	(106,157)	(13,851)	—
Balance at end of year(2)	$956,122	$1,089,153	$1,196,553
_____________________________
(1)Amounts classified as held for sale during the year and remained as held for sale at the end of the year.
(2)The aggregate cost of the properties is approximately $298.0 million higher for federal income tax purposes as of December 31, 2024.
The following table presents changes in accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$267,883	$263,551	$225,301
Depreciation expense	35,684	38,174	38,250
Property dispositions	(9,449)	(31,602)	—
Subtotal	294,118	270,123	263,551
Classified as held for sale	(32,309)	(2,240)	—
Balance at end of year	$261,809	$267,883	$263,551

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
As of December 31, 2024, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
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
Our management’s assessment of the effectiveness of our internal control system as of December 31, 2024 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, as of December 31, 2024, our system of internal control over financial reporting was effective at the reasonable assurance level.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Set forth below is each director’s name and age as of the date of this report and biographical information.

Name	Age	Position	Committees
Kendall K. Young	64	Chief Executive Officer, President and Director
Jonathan A. Carnella	61	Independent Director	Audit (Chair) Compensation
Gregory A. Samay	66	Independent Director	Audit
T. Andrew Smith	64	Non-Executive Chairman	Audit Compensation (Chair)
Kendall K. Young. Kendall K. Young has been our Chief Executive Officer and President and one of our directors since October 2022. Mr. Young previously served as Executive Vice President and Head of Senior Housing for Healthpeak Properties (NYSE: PEAK) from 2010 through 2019, where he was responsible for the senior housing platform. Prior to that role, Mr. Young was the Global Head of Asset Management for real estate at Strategic Value Partners from 2007 to 2010, a Managing Director and Global Head of Asset Management in Merrill Lynch’s Global Principal Investing business from 2005 to 2007 and a Managing Director with GE Capital Real Estate from 1992 to 2005. Mr. Young holds a Bachelor of Arts degree in Business Administration from the University of Southern California and a Masters of Business Administration from the University of California Irvine.
Jonathan A. Carnella. Jonathan A. Carnella has been one of our independent directors and a member of our Audit Committee since April 2021, and its Chairman since June 2021. Mr. Carnella has been a member of our Compensation Committee since its formation in January 2023. Mr. Carnella has served as a member of the board of DCMS Holdings Inc. since 2013 and of Verve Equity Corporation from its formation in 2017. DCMS Holdings Inc. and Verve Equity Corporation are Canadian companies that comprise the business of Diversicare Canada, a group of privately-held entities that own and operate approximately 35 seniors housing residences in Canada under the Verve Senior Living brand. In addition, Mr. Carnella is a member of the Audit Committee for each company and serves as Chair of the Audit Committee of Verve Equity Corporation. From May 2013 through December 2020, Mr. Carnella served as President and Chief Executive Officer of Diversicare Canada. From 2011 to 2013, Mr. Carnella served as President, Chief Executive Officer and a Director of Royal Host Inc., a Toronto Stock Exchange listed hotel owning company. Prior to joining Royal Host, Mr. Carnella served as Executive Vice President and Chief Financial Officer of Fairmont Raffles Hotels International and prior to that he served as Senior Vice President and Treasurer of Host Hotels and Resorts. Mr. Carnella began his career as an investment banker with Lazard and later worked for NatWest Markets, the investment banking division of National Westminster Bank. Mr. Carnella holds an undergraduate degree from Cornell University and a Masters in Business Administration from The Wharton School, University of Pennsylvania.
Gregory A. Samay.  Gregory A. Samay has been one of our independent directors and a member of our Audit Committee since June 2011, as well as a member of our Compensation Committee from its formation in January 2023 until April 10, 2023. He was also an independent trustee and member of the audit committee of NorthStar Real Estate Capital Income Master Fund and its feeder funds from March 2016 to October 2020. Mr. Samay served as Chief Investment Officer for the Fairfax County Retirement Systems consisting of three public pension systems with a combined $6 billion of assets from July 2013 (having previously served as an Investment Officer since July 2011) to July 2016. Mr. Samay served as Executive Director and Chief Investment Officer for Arlington County Employees’ Retirement System, a $1.3 billion public pension plan, from August 2005 to September 2010. Mr. Samay served as Assistant Treasurer for YUM! Brands, Inc. (NYSE: YUM), a quick service restaurant company, from 2003 to 2005. From 1998 to 2002, he served as Vice President and Treasurer of Charles E. Smith Residential Realty, Inc., a publicly-traded REIT that merged with Archstone Communities of Denver in 2001 to form Archstone-Smith Trust, a publicly-traded REIT until acquired by Tishman Speyer and Lehman Brothers Holdings Inc. in October 2007. Mr.

Samay served as Senior Manager, Capital Markets and Investments, for MCI Corporation from 1996 to 1998. From 1987 to 1996, he held various positions, progressing from Senior Financial Advisor-Corporate Treasury to Assistant Treasurer-Corporate Treasury, for COMSAT Corporation, a global telecommunications company. Mr. Samay holds a Bachelor of Science in Engineering from Pennsylvania State University and a Master of Business Administration from the Darden School of Business, University of Virginia.
T. Andrew Smith.  T. Andrew Smith has been our Non-Executive Chairman since February 2022, and has been one of our independent directors and a member of our Audit Committee since December 2019. Mr. Smith has also served as the Chairman of our Compensation Committee since its formation in January 2023. From July 2021 to January 2025, Mr. Smith served as the Chief Executive Officer and a member of the board of directors of Vigilant Health Networks, Inc., an advanced primary care, population health management company that filed bankruptcy proceedings in January 2025. Mr. Smith served as the Chief Executive Officer of Brookdale Senior Living, Inc. (NYSE: BKD) from February 2013 until February 2018, as President from March 2016 until February 2018, and as a member of the board of directors from June 2014 until February 2018. From October 2006 to February 2013, Mr. Smith served as Brookdale’s Executive Vice President, General Counsel and Secretary. In addition to his role in managing the company’s legal affairs, Mr. Smith was responsible for the management and oversight of the company’s corporate development functions (including mergers and acquisitions, and expansion and development activity); corporate finance (including capital structure, debt and lease transactions and lender/lessor relations); strategic planning; and risk management. Prior to joining Brookdale, Mr. Smith served as a member of Bass, Berry & Sims PLC’s corporate and securities group and as chair of the firm's healthcare group. Mr. Smith previously served as a member of the board of directors of the Nashville Health Care Council, Argentum and the National Investment Center for the Seniors Housing & Care Industry (NIC), and as a member of the executive board of the American Seniors Housing Association (ASHA). Mr. Smith received his Bachelor of Arts from Vanderbilt University and his Juris Doctor from Southern Methodist University School of Law.
Corporate Governance
We are committed to good corporate governance practices and, as such, we have adopted a code of ethics, corporate governance guidelines and insider trading policy discussed below.
Code of Ethics
We have adopted a code of ethics for the purpose of promoting honest and ethical conduct of our business, full disclosure in our filings with the SEC, compliance with applicable laws, governmental rules and regulations, prompt internal reporting of violations of, and accountability for adherence to, our code of ethics. Our code of ethics applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and other senior financial officers performing similar functions and our Board, collectively referred to as our covered persons. We intend to maintain high standards of honest and ethical business practices and compliance with all laws and regulations applicable to our business. Among the areas addressed by our code of ethics are conflicts of interest, including improper benefits, outside financial interests, business arrangements with us, outside employment or activities with competitors, charitable, government and other outside business activities, family members working in the industry, corporate opportunities, offering and receiving entertainment, gifts and gratuities, protection and proper use of our assets, maintaining our books and records, internal accounting controls, improper influence on audits, record retention, the protection of our confidential information, trademarks, copyrights and other intellectual property, insider trading, fair dealing and interacting with the government. Our code of ethics is available on our website at www.NorthStarHealthcareReit.com under the heading “Investor Relations—Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Healthcare Income, Inc., 575 Lexington Avenue, 14th Floor, New York, New York 10022, Attn: Secretary. Within the time period required by the rules of the SEC, we will post on our website any amendment to, or waiver from, our code of ethics.
Corporate Governance Guidelines
We have adopted corporate governance guidelines to assist our Board in the exercise of its responsibilities. The corporate governance guidelines govern, among other things, Board composition, Board member qualifications, responsibilities and education, management succession and self-evaluation. A copy of our corporate governance guidelines may be found on our website at www.NorthStarHealthcareReit.com under the heading “Investor Relations—Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Healthcare Income, Inc., 575 Lexington Avenue, 14th Floor, New York, New York 10022, Attn: Secretary.
Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by directors, officers and employees, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations.

Our Audit Committee
Our Board has a separately designated standing Audit Committee and its primary function is to engage our independent registered public accounting firm and to assist our Board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process.
Our Audit Committee acts under a written charter adopted by our Board that sets forth the committee’s responsibilities and duties, as well as requirements for the committee’s composition and meetings. Under the Audit Committee charter, our Audit Committee will always be comprised solely of independent directors. A copy of the Audit Committee charter is available on our website at www.NorthStarHealthcareReit.com under the heading “Investor Relations—Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Healthcare Income, Inc., 575 Lexington Avenue, 14th Floor, New York, New York 10022, Attn: Secretary.
Our Board has determined that each member of our Audit Committee is independent within the meaning of the applicable SEC rules. Even though our shares are not listed on the NYSE, our Board has also determined that each independent member of our Board is independent under the NYSE rules. The members of our Audit Committee are Messrs. Carnella, Samay and Smith. Our Board has determined that Mr. Carnella, who chairs our Audit Committee, is an “audit committee financial expert,” as that term is defined by the SEC.
Our Compensation Committee
Our Board established a compensation committee, or the Compensation Committee, in January 2023 following the Internalization to oversee, among other things, the review and approval on an annual basis of corporate goals and objectives relevant to our Chief Executive Officer’s compensation and the evaluation of our Chief Executive Officer’s performance in light of such goals and objectives, the determination of compensation for our executive officers and directors, the implementation and administration of our equity compensation plans and preparation and submission of a report on executive compensation for inclusion in our proxy statement and/or annual report.
Our Compensation Committee acts under a written charter adopted by our Board that sets forth the committee’s responsibilities and duties, as well as requirements for the committee’s composition and meetings. Under the Compensation Committee charter, our Compensation Committee will always be comprised solely of independent directors. A copy of the Compensation Committee charter is available on our website at www.NorthStarHealthcareReit.com under the heading “Investor Relations—Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Healthcare Income, Inc., 575 Lexington Avenue, 14th Floor, New York, New York 10022, Attn: Secretary.
Our Board has determined that each member of our Compensation Committee is independent and qualifies as a “non-employee” director within the meaning of the applicable SEC rules. Even though our shares are not listed on the NYSE, our Board has also determined that each independent member of our Compensation Committee is independent under the NYSE rules. The members of our Compensation Committee are Messrs. Carnella and Smith, with Mr. Smith acting as chairperson.
Executive Officers
Our executive officers are elected annually by our Board and serve at the discretion of our Board. Set forth below is information, as of the date of this report, regarding our executive officers.

Name	Age	Position
Kendall K. Young	64	Chief Executive Officer and President
Nicholas R. Balzo	37	Chief Financial Officer and Treasurer
Ann B. Harrington	43	General Counsel and Secretary
Set forth below is biographical information regarding each of our executive officers, other than Mr. Young, whose biographical information is provided above under “Board of Directors.”
Nicholas R. Balzo. Nicholas R. Balzo has been our Chief Financial Officer and Treasurer since October 2022. Mr. Balzo previously served as Chief Accounting Officer of the Former Sponsor from March 2022 until the Internalization and, from March 2021 to March 2022, Senior Vice President of DigitalBridge Group Inc. (formerly Colony Capital, Inc. and NorthStar Asset Management Group Inc.), the Former Sponsor’s predecessor, where Mr. Balzo was responsible for oversight of finance and accounting for the Company. Prior to this role, Mr. Balzo served in various accounting and finance roles at the Former Sponsor’s predecessor since joining in 2014. Before joining the Former Sponsor’s predecessor, Mr. Balzo was in the assurance practice of Baker Tilly US, LLP. Mr. Balzo, a Certified Public Accountant, earned a Bachelor of Science in Accounting and Master of Business Administration from St. John's University.

Ann B. Harrington. Ann B. Harrington has been our General Counsel and Secretary since October 2023. Ms. Harrington previously served as Managing Director, General Counsel and Secretary of NRF Holdco, LLC, the Company’s former sponsor, a position she held from March 2022 to September 2023. Prior to this role, Ms. Harrington was a Managing Director, Deputy General Counsel of the Company’s then sponsor, DigitalBridge Group, Inc. (f/k/a Colony Capital, Inc. and NorthStar Asset Management Group Inc.), a position she held from March 2019 to February 2022, and previously served as Senior Vice President, Deputy General Counsel since January 2017 and as Senior Corporate Counsel from January 2015 to January 2017. During this period, Ms. Harrington also served as the Company’s General Counsel and Secretary, from May 2016, and Interim Chief Executive Officer and President, from August 2022, through the completion of the Internalization. Prior to joining NorthStar Asset Management Group Inc., Ms. Harrington served as an associate in the Corporate and Financial Services Group of Willkie Farr & Gallagher LLP from September 2008 through December 2014, where she advised public and private corporate clients with respect to capital markets transactions, mergers and acquisitions, securities laws compliance, corporate governance and other general corporate matters. Ms. Harrington holds a Bachelor of Arts from Princeton University and a Juris Doctor from The Ohio State University Moritz College of Law.
Item 11. Executive Compensation
Compensation Committee Interlocks and Insider Participation
There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
Director Compensation
Independent Directors
In 2022, our Board retained Semler Brossy Consulting Group, or Semler Brossy, a compensation consulting firm, to complete a competitive analysis of, and to provide a recommendation for, our independent director compensation program. On January 25, 2023, our Compensation Committee approved a revised NorthStar Healthcare Income, Inc. Independent Directors Compensation Plan, or the Independent Directors Plan. Based on the recommendations of Semler Brossy, our Board determined that, effective as of January 1, 2023, (i) each of our independent directors will continue to be paid an annual director’s fee of $115,000 pursuant to our Independent Directors Plan, (ii) the independent director who serves as our Audit Committee chairperson will continue to be paid an additional fee of $30,000 per year and each Audit Committee member will continue to be paid an additional annual fee of $15,000, (iii) the independent director who serves as our Compensation Committee chairperson will be paid an additional fee of $10,000 per year and each Compensation Committee member will be paid an additional annual fee of $7,500, (iv) the non-executive chairman will be paid an additional fee of $75,000 per year, (v) $85,000 in restricted stock units will be granted on an independent director’s re-election to our Board (subject to the vesting and conversion terms described below) and (vi) in the event a new independent director is appointed, the Board determined that we will continue to automatically grant to such person $65,000 in restricted stock units on the date such independent director is initially appointed or elected to our Board (subject to the vesting and conversion terms described below).
The actual number of restricted stock units that we grant is determined by dividing the fixed value by (i) prior to a listing of our shares on a national securities exchange, or a Listing, and during an offering, the offering price to the public, (ii) prior to a Listing and following an offering, the most recently disclosed net asset value, or NAV, or if a NAV has not been disclosed, the most recent offering price or (iii) following a Listing, the closing price of the shares on the date of grant. The restricted stock units will generally vest quarterly over two years; provided, however, that the restricted stock units will become fully vested on the earlier occurrence of: (i) the termination of the independent director’s service as a director due to his or her death or disability; or (ii) a change in our control. Unless forfeited prior to the applicable vesting date, the restricted stock units will be converted into shares of common stock, on a one-for-one basis, on the earlier of (i) a Change in Control (as defined in Section 409A of the Code of 1986, as amended, or the Code) or (ii) the date of the director’s “separation from service” (as defined in Section 409A of the Code). We reserve the right to modify the nature of the equity grant to our directors from restricted stock units to other forms of stock-based incentive awards, such as units in our operating partnership structured as profit interests, as well as the vesting terms and schedule.
Directors who are our officers, including our Chief Executive Officer and President, do not receive compensation as directors.

Director Compensation for 2024
The following table provides information concerning the compensation of our independent directors for 2024.

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Unit Awards(2)	Total
Gregory A. Samay	$130,000	$85,000	$215,000
Jonathan A. Carnella	152,500	85,000	237,500
T. Andrew Smith	215,000	85,000	300,000
Total	$497,500	$255,000	$752,500
________________________
(1)Amounts include annual cash retainers.
(2)Reflects the grant date fair value of restricted stock units issued at a price equal to the estimated net asset value per share most recently published at the time of grant.
In addition, we reimbursed all directors for reasonable out-of-pocket expenses incurred in connection with their services on our Board in 2024.
COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis outlines the principles underlying our executive compensation policies and decisions as they relate to our named executive officers for the year ended December 31, 2024.

Name	Position
Kendall K. Young	Chief Executive Officer and President
Nicholas R. Balzo	Chief Financial Officer and Treasurer
Ann B. Harrington	General Counsel and Secretary

On October 21, 2022, the Company completed its Internalization. Prior to the Internalization, we had no employees and our day-to-day management functions were performed by our Former Advisor and related affiliates. Until the Internalization, our executive officers were employed by our Former Advisor or its affiliates and were compensated by our Former Advisor for their services to us. As a result, this Compensation Discussion and Analysis and the accompanying tables do not include any discussion of compensation prior to October 21, 2022.

In connection with the Internalization, the Special Committee of our Board, which evaluated and approved the Internalization, also made certain initial decisions regarding executive compensation matters. Following the Internalization, our Board formed the Compensation Committee.

2024 Performance Highlights

•Successfully Positioned the Company for a Liquidity Event. As described further below, the Company has successfully executed on a disciplined strategy to improve the performance of its portfolio and opportunistically pursue dispositions to create value and position NorthStar Healthcare for a liquidity event. We have monitored market conditions and transactional opportunities with the goal of providing liquidity to stockholders at the earliest opportunity without compromising on our goal of maximizing value. The recent merger agreement with affiliates of Welltower Inc. is the culmination of this strategy, delivering our stockholders a compelling, certain, cash value for their shares.

•Growth in Operating Income. Increased net operating income generated by our investments, adjusted for investments sold, by more than 17% compared to the prior year, resulting in over 71% cumulative growth over the past three years.

•Advanced Disposition Strategy. Pursued several strategic dispositions and related actions, successfully positioning the Company for a potential liquidity event:
◦Disposed of the Company’s interest in the Trilogy joint venture at an attractive valuation, generating net proceeds of approximately $254 million.
◦Disposed of, or entered into purchase and sale agreements for, several non-core assets, generating net proceeds to the Company of $23.3 million in the aggregate and resolving over $107.1 million in near-term debt maturities.

◦Completed a one-year extension to the each of the mortgage loans secured by the Winterfell portfolio, giving the Company additional flexibility to execute on its strategy.
◦As a result of all of these transactions, substantially all of the Company’s portfolio exists of directly-owned investments with no near-term debt maturities.

•Reduced G&A Expenses. Reduced corporate expenses by $1.4 million in 2024, continuing to improve upon the original target savings contemplated in connection with the Internalization.

Compensation Philosophy and Objectives

Our executive compensation program is designed to achieve the following objectives:

•Attract, retain and reward experienced, highly-motivated executives who are capable of leading our Company in executing our corporate strategy.

•Link compensation earned to achievement of our short-term and long-term financial and strategic goals.

•Align the interests of management with those of our stockholders.

•Adhere to high standards of corporate governance.

Our Compensation Committee has designed our compensation program to attract, motivate and retain skilled and experienced executives, while aligning the compensation of these executives with our corporate objectives and the interests of our stockholders. Our Compensation Committee does not have a strict policy for allocating a specific portion of compensation to our named executive officers between cash and non-cash or short-term and long-term compensation. Instead, our Compensation Committee considers how each component promotes retention and/or motivates performance by the executive. Although our compensation program does not include equity awards, our Compensation Committee believes the design of our compensation program achieves alignment of interests with our stockholders and encourages the executive officers’ long-term commitment to our Company.

Pay-for-Performance Alignment

In structuring our compensation program, the Compensation Committee is focused on aligning our executive compensation program with performance. For example, our executive compensation program is weighted towards variable pay, consisting of long-term and short-term incentive awards, in order to reward strong performance and penalize poor performance. In particular:
•our annual incentive plan establishes objective corporate financial metrics for determining 70% of the annual cash bonus for executives; and
•our long-term incentive awards, with the performance component representing 75% of the target value, are based on amounts distributed to, or available to be distributed to, stockholders over the vesting period.
The following charts present the allocation of 2024 total pay among different components for our Chief Executive Officer individually and the weighted average of each component for our other named executive officers as a group:

_____________________________________
(1)    Represents long-term incentive awards granted by the Company in 2023, which consist of a 25% time-based component and 75% performance-based component. See “—Long-Term Incentive Awards” below.

Determination of Compensation

Role of Compensation Committee

In connection with our Internalization, the Special Committee, which was comprised entirely of independent directors, determined the initial compensation of our named executive officers. After the Internalization, our Board formed our Compensation Committee, which is comprised entirely of independent directors and operates under a written charter. Our Compensation Committee is now responsible for determining compensation for all of our named executive officers, including evaluating compensation policies, approving target and actual compensation for executives and administering our equity incentive programs.

Role of Management

Our Chief Executive Officer, together with our management team, develops our strategy and business plan, which our executive compensation program is designed to support. In addition, our Chief Executive Officer plays an important role in setting the compensation for our other executive officers by assisting our Compensation Committee in evaluating individual goals and objectives and developing compensation recommendations for executive officers other than himself. Final decisions on the design of the compensation program, including total compensation, are ultimately made by our Compensation Committee.

Role of Compensation Consultant

Our Compensation Committee is authorized to retain the services of a compensation consultant to be used to assist in the review and establishment of our compensation programs and related policies. In 2022, our Special Committee retained Semler Brossy as its independent compensation consultant to advise it on executive officer and director compensation. Other than advising our Special Committee and, once formed, the Compensation Committee, Semler Brossy provides no other services to us. We have determined that Semler Brossy is independent and there was no conflict of interest between us and Semler Brossy in 2022. Our Compensation Committee did not engage a compensation consultant in 2023 or 2024.

Benchmarking and Peer Group Comparisons

Our Compensation Committee reviews compensation practices at peer companies to inform itself and aid it in its decision-making process so it can establish compensation programs that it believes are reasonably competitive. In 2022, Semler Brossy provided the Special Committee with comparative market data on the overall compensation program for our executive officers based on an analysis of peer companies. The peer group established by our Special Committee in 2022 consisted of participating REITs included in the 2021 NAREIT Compensation Survey with less than $1.5 billion of total capitalization. While certain REITs included in our total market capitalization range from the 2021 NAREIT Compensation Survey may not be direct competitors with us, our Special Committee believed that such peer group was reasonably representative of our market for executive talent in the commercial real estate space and believed a broader peer group would better facilitate the design of the Company’s initial compensation program. The Compensation Committee reviewed this peer group in 2024 and did not make any changes for purposes of setting 2024 compensation.

However, while the peer group data assists the Compensation Committee in determining compensation, our Compensation Committee ultimately believes that each officer’s role and experience is unique and the ultimate decision should be based on an overall evaluation of corporate objectives and individual performance.

Results of 2024 Advisory Vote on Executive Compensation

At our 2024 annual meeting of stockholders, we asked our stockholders to approve, on an advisory (non-binding) basis, the compensation paid to our named executive officers for the year ended December 31, 2023. Our stockholders showed support for our executive compensation program, with 80% of the votes cast approving the advisory resolution. The Compensation Committee did not make any changes to our company’s executive compensation program in response to the 2024 advisory vote on executive compensation.

Elements of Compensation

The material components of our 2024 executive compensation program are as follows:
•Base Salary - Fixed level of competitive base pay to attract and retain executive talent generally based on scope and complexity of role and responsibilities.
•Short-Term Incentive Program - Designed to reward executive officers for achievement of corporate and individual goals tied to the Company’s strategic objectives for the year.
•Long-Term Incentive Awards - One-time award to encourage retention and alignment with long-term performance, with 75% performance component based on amounts returned to, or available to be returned to, stockholders over the vesting period.
Annual Base Salary

Base salaries are designed to compensate our executive officers at a fixed level of compensation that is market competitive and commensurate with each executive’s skills, experience and contributions. In determining base salaries, our Compensation Committee considers a number of factors, including, among other factors, each executive officer’s role and responsibilities, qualifications and experience, past performance, unique skills, future potential with our Company, compensation paid for similar positions within our peer group (including other comparable companies, as applicable) and internal pay equity.

The base salaries for our named executive officers for 2024 and 2023 are set forth below.

Named Executive Officer	2023 Salary		2024 Salary(3)	Percentage Change
Kendall K. Young	$480,000	(1)	$495,000	3%
Nicholas R. Balzo	$325,000		$350,000	8%
Ann B. Harrington	$360,000	(2)	$372,000	3%
_____________________________________
(1)Mr. Young’s base salary was increased from $425,000 to $480,000 effective July 1, 2023, following the Compensation Committee’s reassessment of Mr. Young’s base salary in June 2023 consistent with the terms of Mr. Young’s offer letter.
(2)Ms. Harrington was appointed as our General Counsel and Secretary effective October 1, 2023. The base salary in this table reflects Ms. Harrington’s annualized base salary at the time of her appointment.
(3)Increases to the base salary of each of the executive officers were effective as of March 1, 2024.

Our Compensation Committee expects to review base salaries annually to assess if adjustments are necessary.

Short-Term Incentive Program (Annual Cash Bonus)

The short-term incentive program consists of an annual cash bonus payment and is designed to incentivize our executive officers at a variable level of compensation based on performance of both our Company and each individual. The Compensation Committee considers corporate goals, objectives and performance in determining the annual bonus payment.
Each named executive officer’s 2024 annual cash bonus opportunity, shown as a percentage of 2024 base salary, and corporate and individual performance goal weighting is set forth below.

2024 Short-Term Incentive Program (Annual Cash Bonuses)
Named Executive Officer	Bonus Opportunity			Program Weightings
	Threshold	Target	Maximum	Corporate Performance	Individual Performance
Kendall K. Young	40%	80%	119%	70%	30%
Nicholas R. Balzo	34%	68%	103%	70%	30%
Ann B. Harrington	33%	66%	99%	70%	30%
For 2024, the Compensation Committee selected two corporate financial metrics, which are collectively weighted 70%: (i) Adjusted NOI, with a 56% weighting and (ii) Adjusted G&A, with a 14% weighting. Refer to “—Non-GAAP Financial Measures” below for definitions and additional information. The Compensation Committee focused on Adjusted NOI because one of the Company’s primary objectives is to grow the operating income generated by the Company’s properties in order to enhance the overall value of the Company’s assets, and the Compensation Committee believes Adjusted NOI is the best metric to measure a property’s growth. In addition, the Compensation Committee selected Adjusted G&A as an additional metric to ensure that managing corporate expenses, which was one of the key benefits of the Internalization, remains a priority.

The following table sets forth the performance metrics and goals approved by our Compensation Committee to determine corporate performance in 2024:

Metric	Weighting	Performance Hurdles			Actual 2024 Performance	Target Met
		Threshold (50%)	Target (100%)	Maximum (150%)
Adjusted NOI	56%	$58.8 million	$65.3 - $65.7 million	$72.3 million	$70.1 million	133%
Adjusted G&A	14%	$13.1 million	$12.1 - $12.2 million	$11.3 million	$11.3 million	149%
For 2024, the objective financial metric performance hurdles that our named executives officers were required to achieve were established in connection with the Company’s budgeted operations for 2024. In particular, the Adjusted NOI target reflected an approximately 23% increase in Adjusted NOI compared to 2023 (adjusted for investments sold), given the importance of net operating income growth at the Company’s properties in achieving the Company’s key strategic objectives. The results for the Adjusted NOI and Adjusted G&A targets exceed the target performance level set at the beginning of 2024 by 106.6% and 106.5%, respectively.

To determine individual performance, our Compensation Committee took into consideration the following key accomplishments for our named executive officers in 2024:

Mr. Young
Financial and Operating Performance
•Increased net operating income of our investments, adjusted for investments sold, by more than 17% compared to prior year, and more than 6% above budget.
•Executed on key transactions to position the Company for a potential liquidity event, including:
◦Disposed of the Company’s interest in the Trilogy joint venture at an attractive valuation, generating net proceeds of approximately $254 million.
◦Disposed of, or entered into purchase and sale agreements to sell, several non-core assets, generating net proceeds to the Company of $23.3 million in the aggregate and resolving over $107.1 million in near-term debt maturities.
◦Completed a one-year extension to the each of the mortgage loans secured by the Winterfell portfolio, giving the Company additional flexibility to execute on its strategy.
◦As a result of all of these transactions, substantially all of the Company’s portfolio consists of directly-owned investments with no near-term debt maturities.
•Maintained, along with CFO, strong liquidity position, ending 2024 with more than $312.1 million of available cash.
•Achieved, together with CFO and General Counsel, corporate expense efficiencies, with G&A expense savings 6% ahead of budget.

Strategic Initiatives
•Developed strategy to pursue potential liquidity event, including:
◦evaluating potential liquidity events and related considerations;
◦established proposed timelines and process to execute on plan;
◦engaged advisors; and
◦actively monitored market conditions, market dynamics and portfolio characteristics to best position the Company.
•Continued to build relationships with critical partners, including peers, operators and lenders, to advance the Company’s strategic objectives.
•Together with CFO and General Counsel, improved engagement and communications with stockholders and financial advisors to provide greater clarity on the Company’s performance and strategic objectives.

Operations, Human Capital and Risk Management	•Achieved full retention of all employees and created additional staffing efficiencies. •Drove performance of individual employees through increased focus on specific goals and objectives.

Mr. Balzo
Financial and Operating Performance
•Maintained, along with CEO, strong liquidity position, ending 2024 with more than $312.1 million of available cash.
•Achieved, together with CEO and General Counsel, corporate expense efficiencies, with G&A expense savings 6% ahead of budget.
•Proactively managed cash, significantly increasing yield on cash balances while limiting risk.

Strategic Initiatives
•Continued to evaluate efficiencies and processes in second year of Company functioning independently.
•Together with CEO and General Counsel, improved engagement and communications with stockholders and financial advisors to provide greater clarity on the Company’s performance and strategic objectives.

Operations, Human Capital and Risk Management
•Implemented various cost savings initiatives, including renegotiation with vendors and elimination of reliance on external resources.
•Drove employee retention and development of finance team, including increased visibility and accountability.

Ms. Harrington
Financial and Operating Performance
•Executed on key transactions to position the Company for a potential liquidity event, including:
◦Disposed of the Company’s interest in the Trilogy joint venture at an attractive valuation, generating net proceeds of approximately $254 million.
◦Disposed of, or entered into purchase and sale agreements to sell, several non-core assets, generating net proceeds to the Company of $23.3 million in the aggregate and resolving over $107.1 million in near-term debt maturities.
◦Completed a one-year extension to the each of the mortgage loans secured by the Winterfell portfolio, giving the Company additional flexibility to execute on its strategy.
◦As a result of all of these transactions, substantially all of the Company’s portfolio consists of directly-owned investments with no near-term debt maturities.
•Achieved, together with CEO and CFO, corporate expense efficiencies, with G&A expense savings 6% ahead of budget.

Strategic Initiatives
•Developed strategy to pursue potential liquidity event, including:
◦evaluating potential liquidity events and related considerations;
◦established proposed timelines and process to execute on plan;
◦engaged advisors; and
◦counseled the Board and senior executives on governance and disclosure matters throughout the process.
•Together with CEO and CFO, improved engagement and communications with stockholders and financial advisors to provide greater clarity on the Company’s performance and strategic objectives.

Operations, Human Capital and Risk Management
•Drove significant cost savings and improved results, through active management of spending, as well as restructure of relationships and programs.
•Reduced the Company’s exposure to risk by managing compliance with regulatory and SEC requirements.

The Compensation Committee determined that the payout percentage of target for the individual goals and objectives compensation was 150% for each of Mr. Young, Mr. Balzo and Ms. Harrington.
Based on its assessment of our corporate performance and each named executive officer’s individual performance as described above, our Compensation Committee approved bonuses for 2024 in the following amounts:

	2024 Cash Bonus
Named Executive Officer	Payout	Percentage of Target
Kendall K. Young	$553,200	140%
Nicholas R. Balzo	$336,132	140%
Ann B. Harrington	$346,382	140%

Long-Term Incentive Awards

Pursuant to the terms of each of their respective offer letters, each of our named executive officers received a one-time, long-term incentive award, or the LTIP Awards, to encourage retention and alignment with the long-term performance and strategic objectives of the Company. Subject to continued employment, the LTIP Awards will vest on December 31, 2025, with 25% vesting automatically on such date and 75% vesting on such date if and to the extent certain performance criteria is achieved, and will be paid in cash. The payout opportunity for the performance component of the LTIP Awards ranges from zero to 150% of the target value, depending upon the amounts distributed to stockholders, or available to be distributed to stockholders as determined by the Board in its sole discretion, over the vesting period.

If, prior to the vesting date, (a) any of Mr. Young, Mr. Balzo or Ms. Harrington’s employment is terminated because of his or her death or disability, by the Company without cause or by him or her for good reason, a pro rata portion of his or her respective award will vest (with the retentive portion of the award paid at the time of such termination and the performance portion of the award paid promptly following December 31, 2025 based on the achievement of the performance goal) or (b) a change of control occurs, the award will vest and be paid following the change of control based on the level of achievement of the performance goal as of the change of control. If the Merger is consummated, it will constitute a change of control for purposes of the LTIP Awards. See “—Potential Payments on Termination or Change of Control” below for more information.

No LTIP Awards were granted in 2024. The outstanding LTIP Awards, which were approved by the Compensation Committee in 2023, for our named executive officers are as follows:

Named Executive Officer	Time-Based Award	Performance-Based Award	Total LTIP Award
Kendall K. Young	$950,000	$2,850,000	$3,800,000
Nicholas R. Balzo	$213,750	$641,250	$855,000
Ann B. Harrington	$250,000	$750,000	$1,000,000

Other Benefits

The Company provides a comprehensive benefits program to executives, including our named executive officers, which mirrors the program offered to our other employees. These benefits include, among others things, a 401(k) plan with matching contributions from the Company equal to 100% of the first 3% of employee contributions plus 50% of the next 2% of employee contributions, and health and welfare benefits. In addition, the Company provides continuation of health benefits to its employees upon certain qualifying terminations. Our named executive officers participate on the same terms as other employees under these plans.

2025 Compensation Outlook

In February 2025, the Compensation Committee completed a thorough review of executive compensation. Based on this review:
•base salaries for Mr. Young, Mr. Balzo and Ms. Harrington were each increased by 3%;
•the short-term incentive opportunity continues to be based on the same percentage of base salary for each of the executive officers;
•consistent with 2024, 70% of the annual incentive awards will continue to be based on achievement of two corporate measures:
◦Adjusted NOI (56%);
◦Adjusted G&A (14%); and
•there are no additional grants of long-term incentive awards contemplated.
Employment Arrangements

On October 21, 2022, in connection with the Internalization, the Company entered into letter agreements with each of Mr. Young, or the Young Offer Letter, and Mr. Balzo, or the Balzo Offer Letter, as well as restrictive covenant agreements with each of Mr. Young and Mr. Balzo. On October 1, 2023, in connection with her appointment, the Company entered into a letter agreement, or the Harrington Offer Letter, and a restrictive covenant agreement with Ms. Harrington.

Young Offer Letter

Under the terms of the Young Offer Letter, Mr. Young’s base salary was set at $425,000, subject to annual review commencing in June 2023. Mr. Young is eligible for annual cash incentive compensation at 50% (threshold), 100% (target) and 150% (maximum) of 80% of his annual base salary, subject to annual review commencing in 2023.

Mr. Young also received an LTIP Award having a target value of $3,800,000 that, subject to his continued employment with the Company through December 31, 2025, will vest 25% on such date and the remaining 75% will vest on such date if and to the extent certain performance criteria is achieved.

The Young Offer Letter also contains provisions regarding payments to be made in certain termination scenarios. These provisions, and the provisions in our LTIP Awards regarding termination, are summarized under “—Potential Payments on Termination or Change of Control” below.

In addition, in June 2022, Mr. Young entered into a short-term consulting agreement with the Special Committee, pursuant to which Mr. Young was paid $25,000 per month until the Internalization to assist the Special Committee with its evaluation of the potential Internalization.

Balzo Offer Letter

Under the terms of the Balzo Offer Letter, Mr. Balzo’s base salary was set at $325,000. Mr. Balzo was initially eligible for annual cash incentive compensation at 50% (threshold), 100% (target) and 150% (maximum) of $225,000, subject to annual review commencing in 2023.

Mr. Balzo also received an LTIP Award having a target value of $855,000 that, subject to his continued employment with the Company through December 31, 2025, will vest 25% on such date and the remaining 75% will vest on such date if and to the extent certain performance criteria is achieved.

The Balzo Offer Letter also contains provisions regarding payments to be made in certain termination scenarios. These provisions, and the provisions in our LTIP Awards regarding termination, are summarized under “—Potential Payments on Termination or Change of Control” below.

In addition, Mr. Balzo received a retention award from an affiliate of the Former Advisor, which was assumed by the Company effective as of the Internalization, and provides that, subject to his continued service through June 30, 2023, he was to receive a cash bonus equal to 20% of his then-current base salary, payable within 30 days of such date.

Harrington Offer Letter

Under the terms of the Harrington Offer Letter, Ms. Harrington’s base salary was set at $360,000. Ms. Harrington was initially eligible for annual cash incentive compensation at 50% (threshold), 100% (target) and 150% (maximum) of $240,000, subject to annual review commencing in 2024. In addition, Ms. Harrington may be eligible for an additional discretionary bonus, as determined in the sole discretion of the Board, to the extent additional roles and responsibilities are assumed beyond those typically associated with the role as General Counsel and Secretary of the Company.

Ms. Harrington also received an LTIP Award having a target value of $1,000,000 that, subject to her continued employment with the Company through December 31, 2025, will vest 25% on such date and the remaining 75% will vest on such date if and to the extent certain performance criteria is achieved.

The Harrington Offer Letter also contains provisions regarding payments to be made in certain termination scenarios. These provisions, and the provisions in our LTIP Awards regarding termination, are summarized under “—Potential Payments on Termination or Change of Control” below.

Gross-Up Agreements

In connection with the Merger, concurrently with the execution of the Merger Agreement, the Company entered into gross-up agreements with each of Mr. Young and Ms. Harrington, which sets forth the manner in which it will be determined whether certain payments or benefits paid or to be paid to them in connection with the Merger would constitute a “parachute payment” under Section 280G of the Code and be subject to the excise tax pursuant to Section 4999 of the Code, and may entitle Mr. Young and Ms. Harrington to tax gross-up payments in connection with the Merger.

In addition, concurrently with the execution of the Merger Agreement in January 2025, the Company entered into a ”best-net cut-back agreement” with Mr. Balzo, which provides that, in the event that any payments or benefits paid or to be paid to Mr. Balzo in connection with the Merger would constitute a “parachute payment” under Section 280G of the Code and, but for the cut-back agreement, be subject to the excise tax pursuant to Section 4999 of the Code, then Mr. Balzo will be entitled to receive either the full payment or a lesser amount, whichever would result in Mr. Balzo receiving the greatest amount of payments and benefits on an after-tax basis, notwithstanding the excise tax.

The provisions of these agreements are summarized under “—Potential Payments on Termination or Change of Control” below.

Stock Ownership Policies

While our compensation program seeks to create alignment between our directors and named executive officers and our stockholders, our Board has not established any specific stock ownership policies for our directors and named executive officers.

Policy on Hedging and Margins

Our insider trading policy prohibits our directors, officers and employees from engaging in any transaction in our securities without pre-clearance, and the Company is under no obligation to approve any transactions. However, because our securities are not traded or otherwise listed on an exchange, we do not have a specific policy regarding any hedging or monetization transactions, nor do we prohibit short sales or utilization of margin accounts with respect to buying or selling our securities or derivative securities.

Non-GAAP Financial Measures

Adjusted NOI

The Company defines “Adjusted NOI” as (i) revenues, net of operating expenses, calculated in accordance with U.S. GAAP, of the Company’s direct operating investments owned during the year and as presented in the Company’s Annual Report on Form 10-K, plus (ii) revenues, net of operating expenses, calculated in accordance with U.S. GAAP of the operator of the Company’s direct net lease investments and set forth in the financial statements delivered to the Company in accordance with the terms of the applicable leases, adjusted to exclude any costs associated with material litigation, legal costs associated with any restructuring of leases or management agreements, non-cash expenses recognized related to accrual of certain long-term incentive fees that may become payable to property managers in accordance with the existing management agreement or revenue and expenses associated with investments disposed of in prior years. Adjustments are expected to be made to the targets based on assets sold or in the process of foreclosure during the year.

Adjusted G&A

The Company defines “Adjusted G&A” as general and administrative expenses, calculated in accordance with U.S. GAAP and as presented in the Company’s Form 10-K, adjusted to exclude legal costs associated with any restructuring of assets, loans or disposition and any potential liquidity event, litigation-related costs, expense recognition for the LTIP Awards and bonus payments in excess of target and all costs associated with the Company’s annual meeting of stockholders.

2024 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year(1)	Salary ($)		Bonus ($)(4)		Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)		Total ($)
Kendall K. Young Chief Executive Officer and President	2024	$492,500	(2)	$—		$553,200	$15,144		$1,060,844
	2023	$452,500	(3)	$—		$543,000	$14,544		$1,010,044
	2022	$82,102		$135,000		$—	$113,700	(8)	$330,802

Nicholas R. Balzo Chief Financial Officer and Treasurer	2024	$345,833	(2)	$—		$336,132	$14,802		$696,767
	2023	$325,000		$55,000	(5)	$337,500	$14,202		$731,702
	2022	$62,784		$175,000		$—	$—		$237,784

Ann B. Harrington General Counsel and Secretary	2024	$370,000	(2)	$—		$346,382	$14,456		$730,838
	2023	$90,000		$110,000		$—	$252		$200,252
	2022	$—		$—		$—	$—		$—
_____________________________________
(1)For periods prior to the Internalization, the Company did not have employees and no officers received compensation from the Company. For 2022, salary reflects the period of time such officer was employed and compensated by the Company from the Internalization, October 21, 2022, through December 31, 2022. Ms. Harrington was appointed as our General Counsel effective October 1, 2023, therefore her salary is prorated for 2023 and she did not receive any compensation in 2022.
(2)Increases to the base salary of each of the executive officers were effective as of March 1, 2024.
(3)Mr. Young’s base salary was increased from $425,000 to $480,000 effective July 1, 2023, following the Compensation Committee’s reassessment of Mr. Young’s base salary in June 2023 consistent with the terms of the Young Offer Letter.

(4)Due to the timing of the Internalization, Mr. Young’s 2022 bonus was based on the partial year of employment during 2022. Mr. Balzo’s bonus is based on a full year of employment in 2022, as the Company assumed any accrued bonus obligations for employees of the Former Advisor in connection with the Internalization. Due to the timing of her appointment on October 1, 2023, Ms. Harrington’s 2023 bonus was based on a partial year of employment during 2023. Each of Mr. Young and Mr. Balzo in 2022 and Ms. Harrington in 2023 had only individual objectives that were determined subjectively for their respective 2022 and 2023 short-term incentive compensation.
(5)Reflects a retention award Mr. Balzo received from an affiliate of the Former Advisor, which was assumed by the Company effective as of the Internalization, and provided that, subject to his continued service through June 30, 2023, he was to receive a cash bonus equal to 20% of his then-current base salary. Refer to “—Employment Arrangements” above.
(6)Represents amount paid under the short-term incentive program for the fiscal year ended December 31, 2024 and December 31, 2023, respectively (see “—Short-Term Incentive Program (Annual Cash Bonus)” above.
(7)Represents 401(k) matching contributions and premiums toward the cost of our standard life insurance and disability coverage.
(8)Prior to being employed by the Company, Mr. Young served as a consultant to the Special Committee from June 2022 to the Internalization. Refer to “—Employment Arrangements” above.

2024 GRANTS OF PLAN-BASED AWARDS

The following table provides additional information relating to grants of plan-based awards made to our named executive officers in 2024. No equity incentive plan awards or other stock awards were made during 2024.

Named Executive Officer	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold ($)		Target ($)		Maximum ($)
Kendall K. Young	$197,000	(1)	$394,000	(1)	$591,000	(1)
Nicholas R. Balzo	$119,700	(1)	$239,400	(1)	$359,100	(1)
Ann B. Harrington	$123,350	(1)	$246,700	(1)	$370,050	(1)
_____________________________________
(1)Represents short-term incentive program opportunities for each of the executive officers, which were approved by our Compensation Committee in February 2024 and paid in the last quarter of 2024 or first quarter of 2025 based on the achievement of certain performance goals. The actual amount awarded was based on the achievement of certain performance measures described under “—Short-Term Incentive Program (Annual Cash Bonus)” above. The amounts earned for such performance are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Potential Payments on Termination or Change of Control

Offer Letters

Pursuant to the terms of Young Offer Letter, Mr. Young will receive will receive severance if his employment is terminated by the Company without “cause” or by him for “good reason”, or due to his death or “disability” (all as defined in the Young Offer Letter), equal to continued payment of his annual base salary for twelve months following termination (if such termination occurs prior to December 31, 2024 only), and a prorated amount of the target annual cash incentive compensations if his employment is terminated by the Company without “cause” or by him for “good reason”, or due to his death or “disability” (all as defined in the Young Offer Letter). Mr. Young’s receipt of any termination benefits are conditioned upon execution and delivery to the Company of a waiver and release, and Mr. Young will be subject to non-solicitation restrictions for a period of one-year following termination, as well as certain confidentiality and nondisparagement restrictions.

Pursuant to the terms of each of the Balzo Offer Letter and Harrington Offer Letter, Mr. Balzo and Ms. Harrington will receive severance if his or her employment is terminated by the Company without “cause” or by him or her for “good reason” (each as defined in the Balzo Offer Letter and Harrington Offer Letter, respectively) equal to continued payment of his or her annual base salary for twelve months following termination, and a prorated amount of the target annual cash incentive compensation. Mr. Balzo and Ms. Harrington’s receipt of any severance benefits are conditioned upon execution and delivery to the Company of a waiver and release, and Mr. Balzo and Ms. Harrington will be subject to non-compete restrictions for six months following a termination for “cause” and non-solicitation restrictions for a one-year period following termination, as well as certain confidentiality and nondisparagement restrictions.

LTIP Awards

The LTIP Awards will vest in connection with a qualifying termination (death, disability, for good reason or without cause, each as defined in the LTIP Award), pro rata based on the period extending from the date of the Internalization through the date of the qualifying termination, with the retentive portion of the award paid at the qualifying termination and the performance portion of the award paid promptly following December 31, 2025 based on the achievement of the performance goal. The LTIP Awards will also vest in connection with a “change of control” (as defined in the LTIP Awards), with the retentive portion of the award paid in full and the performance portion of the award based upon the Board’s determination of the achievement of the performance goal.
Gross-Up Agreements
In connection with the Merger, concurrently with the execution of the Merger Agreement in January 2025, the Company entered into gross-up agreements with each of Mr. Young and Ms. Harrington, which set forth the manner in which it will be determined whether certain payments or benefits paid or to be paid to them in connection with the Merger would constitute a “parachute payment” under Section 280G of the Code and be subject to the excise tax pursuant to Section 4999 of the Code, and pursuant to which each of Mr. Young and Ms. Harrington may be entitled to receive a tax gross-up payment in the event that any such payments or benefits paid to them are determined to be subject to the excise tax. The tax gross-up payments are intended to place each of Mr. Young and Ms. Harrington in the same after-tax position as if any such excise tax did not apply to them; provided, that the total tax gross-up payments to Mr. Young and Ms. Harrington cannot exceed $1,000,000 and $330,000, respectively.

In addition, concurrently with the execution of the Merger Agreement, the Company entered into a ”best-net cut-back agreement” with Mr. Balzo, which provides that, in the event that any payments or benefits paid or to be paid to Mr. Balzo in connection with the Merger would constitute a “parachute payment” under Section 280G of the Code and, but for the cut-back agreement, be subject to the excise tax pursuant to Section 4999 of the Code, then Mr. Balzo will be entitled to receive either the full payment or a lesser amount, whichever would result in Mr. Balzo receiving the greatest amount of payments and benefits on an after-tax basis, notwithstanding the excise tax.

The gross-up agreements and the cut-back agreement terminate upon the earliest of (1) the date on which the Merger Agreement is terminated, (2) the date on which all obligations under the applicable gross-up agreement or cut-back agreement have been satisfied and (3) March 31, 2027.

As a result, the gross-up agreements and the cut-back agreement only have effect in connection with the Merger and solely to the extent the Merger is consummated.

The amounts shown below are the amounts that would have been payable to the current named executive officers assuming the applicable termination had occurred on December 31, 2024.

Name	Payments / Benefits(1)	Termination without Cause or For Good Reason		Change of Control Without Termination		Change of Control With Termination		Death or Disability
Kendall K. Young	Severance Payment(2)	$889,000		$—		$889,000		$889,000
	LTIP Award Acceleration	$2,611,482	(6)	$3,800,000	(7)	$3,800,000	(7)	$2,611,482	(6)
	Health Benefits(5)	$28,598		$—		$28,598		$—
	Total	$3,529,080		$3,800,000		$4,717,598		$3,500,482
Nicholas R. Balzo	Severance Payment(3)	$589,400		$—		$589,400		$—
	LTIP Award Acceleration	$587,584	(6)	$855,000	(7)	$855,000	(7)	$587,584	(6)
	Health Benefits(5)	$20,900		$—		$20,900		$—
	Total	$1,197,884		$855,000		$1,465,300		$587,584
Ann B. Harrington	Severance Payment(4)	$618,700		$—		$618,700		$—
	LTIP Award Acceleration	$687,232	(6)	$1,000,000	(7)	$1,000,000	(7)	$687,232	(6)
	Health Benefits(5)	$8,226		$—		$8,226		$—
	Total	$1,314,158		$1,000,000		$1,626,926		$687,232
_____________________________________
(1)We omitted from this table payments (if any) under the gross-up agreements discussed in “—Employment Arrangements” above, as the gross-up agreements were entered into in January 2025 and only have effect in connection with the Merger, and not any other change of control transaction. Refer to the table below for potential payments in connection with the Merger.
(2)Represents the amounts Mr. Young would be entitled to under the Young Offer Letter discussed in “—Employment Arrangements” above, including (i) continued payment of annual base salary for twelve months following termination if terminated on or prior to December 31, 2024 and (ii) a prorated amount of the target annual cash incentive compensation. After December 31, 2024, Mr. Young is no longer entitled to continued payment of his annual base salary in connection with a qualifying termination.
(3)Represents the amounts Mr. Balzo would be entitled to under the Balzo Offer Letter discussed in “—Employment Arrangements” above, including (i) continued payment of annual base salary for twelve months following termination and (ii) a prorated amount of the target annual cash incentive compensation.

(4)Represents the amounts Ms. Harrington would be entitled to under the Harrington Offer Letter discussed in “—Employment Arrangements” above, including (i) continued payment of annual base salary for twelve months following termination and (ii) a prorated amount of the target annual cash incentive compensation.
(5)Assumes that each of the named executive officers receive continuation of health benefits for a period of six months following a qualifying termination, consistent with Company customary practice applicable to all employees generally.
(6)Represents the prorated amount of the LTIP Award based on the period from completion of the Internalization through December 31, 2024 and assuming the target performance goals are achieved.
(7)Assumes that the Board determines that the target performance goal was achieved in connection with the change of control.
Estimated Potential Payments in Connection with the Merger
The table below sets forth the amount of payments and benefits that each of the Company’s named executive officers would receive in connection with the Merger, assuming that the Merger were consummated and each such named executive officer experienced a qualifying termination on June 10, 2025. The amounts below are determined using the merger consideration per share of Company common stock of $3.03, and are based on multiple other assumptions that may or may not actually occur or be accurate on the relevant date, including the assumptions described in the footnotes to the table. As a result of the foregoing assumptions, the actual amounts, if any, to be received by a named executive officer may materially differ from the amounts set forth below.

Name	Cash(1) ($)	Perquisites /Benefits(2) ($)	Tax Reimbursement ($)	Total ($)
Kendall K. Young	$5,404,914	$28,598	$645,709	$6,079,221
Nicholas R. Balzo	$1,644,891	$20,900	$—	$1,665,791
Ann B. Harrington	$1,870,243	$8,226	$—	$1,878,469
_____________________________________
(1)The cash payments in this column consist of (a) for Mr. Balzo and Ms. Harrington, severance payments of their respective annual base salary for twelve months following termination, (b) for each of Mr. Young, Mr. Balzo and Ms. Harrington, a prorated amount of the respective target annual cash incentive compensation, in each case in accordance with their respective offer letters with the Company and only triggered to the extent a qualifying termination occurs (refer to “—Employment Arrangements” above), and (c) the amount due under the LTIP Awards equal to full amount of retentive portion of the LTIP Award and assumes, based on the merger consideration, the Board determines that a 150% payout on the performance goal has been achieved, which are accelerated in connection with the Merger (which constitutes a “change in control” under each of the LTIP Awards) and considered “single trigger” arrangements irrespective of whether a qualifying termination occurs (refer to “—LTIP Awards” above). Set forth below are the respective values of each payment.

			LTIP Award
Name	Severance Payment ($)	Prorated Bonus Payment ($)	Retentive Award ($)	Performance Award ($)
Kendall K. Young	$—	$178,797	$950,000	$4,275,000
Nicholas R. Balzo	$360,500	$108,091	$213,750	$961,875
Ann B. Harrington	$383,160	$111,387	$250,000	$1,125,000

(2)Assumes that each of the named executive officers receive continuation of health benefits for a period of six months following a qualifying termination, consistent with Company customary practice applicable to all employees generally.
(3)The amount represents the Company’s best estimate of the tax gross-up payment that Mr. Young may receive under his gross-up agreement based on reasonable assumptions and the information currently available to the Company. Due to the significant uncertainty associated with determining whether payments and benefits received by an executive might constitute excess parachute payments and in determining the extent of any excess parachute payments, the actual amount of tax gross-up payment that Mr. Young receives may differ from the amount set forth above if the assumptions used to calculate such amount change, including the closing date of the Merger. However, the total amount of tax gross-up payments that Mr. Young may receive pursuant to the terms of his gross-up agreement may not exceed $1 million (see “—Gross-Up Agreements” above).
(4)Mr. Balzo is not entitled to any tax gross-up payment under his best-net cut-back agreement (see “—Gross-Up Agreements” above).
(5)Based on reasonable assumptions and the information currently available to the Company, no tax gross-up payment is expected to be paid to Ms. Harrington in connection with the Merger. Due to the significant uncertainty associated with determining whether payments and benefits received by an executive might constitute excess parachute payments and in determining the extent of any excess parachute payment, Ms. Harrington may be entitled to receive a tax gross-up payment in the event that any payments or benefits paid to her are determined to be subject to the excise tax. However, the total amount of tax gross-up payment that Ms. Harrington may receive under her gross-up agreement may not exceed $330,000 (see “—Gross-Up Agreements” above).

PAY VERSUS PERFORMANCE(1)

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between “compensation actually paid,” or CAP, to our named executive officers and certain financial performance metrics.

Year	Summary Compensation Table Total for PEO(2)	Compensation Actually Paid for PEO (2)(4)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers(3)	Average Compensation Actually Paid for Non-PEO Named Executive Officers(3)(4)	Net Income (Loss) (in thousands)	Adjusted NOI (in thousands)(5)
2024	$1,060,844	$1,060,844	$713,802	$713,802	$97,600	$70,061
2023	$1,010,044	$1,010,044	$465,977	$465,977	$(160,249)	$63,000
2022	$330,802	$330,802	$237,784	$237,784	$(54,501)	N/A
_____________________________________
(1)Our shares are not listed on any national securities exchange; accordingly, we omitted from the table the columns pertaining to total stockholder return metrics.
(2)The principal executive officer, or the PEO, for 2024, 2023 and 2022 is Kendall K. Young.
(3)The non-PEO named executive officers for 2024 and 2023 were Nicholas R. Balzo and Ann B. Harrington. The non-PEO named executive officer for 2022 was Nicholas R. Balzo. Due to the timing of Ms. Harrington’s appointment on October 1, 2023, the compensation included in the Summary Compensation Table for Ms. Harrington in 2023 does reflect a full year of employment and her non-equity incentive award earned in 2023 was based on her individual performance rather than any company performance measures.
(4)We did not make any adjustments to the Summary Compensation Table total to calculate CAP because the Company did not grant any option or stock awards in 2024, 2023 or 2022, nor does the Company maintain a pension plan.
(5)As discussed above, the Compensation Committee selected Adjusted NOI as its selected performance measure, as it believes that Adjusted NOI is the best metric to measure the growth in net operating income at the Company’s properties, which is critical to the Company’s achievement of its strategic objectives. See “—Non-GAAP Financial Measures” and “—Short Term Incentive Program (Annual Bonus)” above for additional information regarding how Adjusted NOI is defined and used in our compensation structure. We omitted the “Company Selected Performance Measure” and the tabular list of financial performance measures for 2022. As discussed earlier in the Compensation Discussion and Analysis, we completed our internalization on October 21, 2022, and prior to such date, our named executive officers were compensated by our Former Advisor. In 2022, we did not use any financial performance measures to link executive compensation actually paid to company performance; instead, the non-equity annual incentive awards earned by our named executive officers for 2022 were based on each executive officer’s individual performance.

Description of Relationship between CAP and Company Performance

As discussed earlier in the Compensation Discussion and Analysis, we completed the Internalization on October 21, 2022 and, prior to such date, our named executive officers were compensated by our Former Advisor. CAP for 2022 therefore reflects only a partial year of employment for each of the named executive officers, and the non-equity annual incentive awards in 2022 were based on each executive officer’s individual performance rather than company financial performance measures. As a result, 2024 and 2023 CAP, and the related impact of company performance, are not comparable with 2022 CAP.

•Net Income (Loss). The Company’s net income, calculated in accordance with U.S. GAAP, was approximately $98 million in 2024, compared to a net loss of $160 million in 2023 and $55 million net loss in 2022. CAP to our PEO and the average of our other NEOs increased by approximately 5% and 53% from 2023 to 2024, respectively, due principally to a full year of employment for Ms. Harrington in 2024. CAP to our PEO and the average of our other NEOs increased by approximately and 205% and 96%, respectively, from 2022 to 2023 due principally to the full year of employment during 2023 for Mr. Young and Mr. Balzo. The Company does not use net income as a performance measure in evaluating executive compensation. Net income is determined using cost accounting for real estate assets which assumes that the value of the Company’s properties diminishes predictably over time. Historically, the value of the Company’s properties do not depreciate over time but are instead based on other market factors including current revenues and estimated future growth. For this reason, the Compensation Committee believes that net income is not the best performance measure for use in evaluating executive compensation.

•Adjusted NOI. Adjusted NOI represented a 56% weighting for our 2023 and 2024 short-term incentive program, which was applicable to our PEO and certain of our named executive officers. CAP for our PEO increased by approximately 5% from 2023 to 2024, and Adjusted NOI increased by more than 11%. Although the impact of the full year of employment on CAP in 2023 was primarily responsible for the increase in CAP as compared to 2022, $304,080, or approximately 30% of the CAP, for the PEO was based on achievement of growth in Adjusted NOI over 2023. Average CAP paid to our other NEOs increased by approximately 53% from 2023 to 2024, compared to the over 11% increase in Adjusted NOI over the same period, though the increase in average CAP was primarily due to the impact of full year of employment.

Key Financial Performance Metrics

The following is a list of financial performance measures, which in our assessment represent the most important financial performance measures used by the Company to link compensation actually paid to the named executive officers for 2024. Please see the Compensation Discussion and Analysis above for a further description of the metrics used in our company’s executive compensation program.

•Adjusted NOI

•Adjusted G&A

Risk Management

The Compensation Committee oversees all of our executive compensation policies and practices. In structuring our executive compensation program, the Compensation Committee is focused on enhancing the alignment of interest between our executive management and our stockholders. Our Compensation Committee annually considers whether our compensation policies and practices for all employees, including our executive officers, create risks that are reasonably likely to have a material adverse effect on our Company. In its review, the Compensation Committee noted several design features of our compensation program that reduce the likelihood of excessive risk-taking, including the following:

•Balance of short-term and long-term incentives through annual cash bonuses and long-term incentive compensation;
•Substantial portion of total compensation is in the form of long-term incentive awards to align long-term interests and promote retention;
•Performance measures used for incentives are based on our business strategy and, taken together, balance risk; and
•Other policies, such as our recoupment policy, that further align executive and stockholder interests.

Based on its evaluation, the Compensation Committee has determined, in its reasonable business judgment, that our compensation practices and policies for all employees do not create risks that are reasonably likely to have a material adverse effect on our Company.

Compensation Recoupment Policy

The Board has adopted a Compensation Recoupment Policy that allows us to recapture amounts paid to our executive officers under certain circumstances. Under this policy, our Compensation Committee may require an executive officer to repay all or a portion of any excess cash or equity incentive compensation they received during the preceding three-year period if the incentive compensation was based on achieving certain financial results that were later required to be restated due to our material noncompliance with any financial reporting requirement.

Policy on Grant of Equity Awards

The Company does not grant option awards. Specifically, the Company only grants equity awards to independent directors immediately following their annual re-election to the Board.

Pay Ratio Disclosure

The ratio of our Chief Executive Officer’s annual total compensation for 2024 to that of the median employee’s annual total compensation for 2024 is 4.1 to 1. This ratio is based on the 2024 annual compensation of $1,060,844 for our Chief Executive Officer as of December 31, 2024, as reported in the Summary Compensation Table above and the 2024 annual total compensation of $260,500 for the median employee as of December 31, 2024. Our median employee was determined as of December 31, 2024 by selecting the employee, out of all of our employees who were employed on such date (other than the Chief Executive Officer), with the median 2024 annual total compensation (sum of base salary and annual cash bonus).

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement.

Compensation Committee:

T. Andrew Smith, Chairman
Jonathan A. Carnella

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 1, 2025, the total number and the percentage of shares of our common stock beneficially owned by:
•    each of our directors and each nominee for director;
•    each of our executive officers; and
•    all of our directors and executive officers as a group.
The following table also sets forth how many shares of our common stock are beneficially owned by each person known to us to be a beneficial owner of more than 5% of the outstanding shares of our common stock. The percentages of common stock beneficially owned are based on 185,712,103 shares of our common stock outstanding as of March 1, 2025.

	Amount and Nature of Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number	Percentage
Directors and Executive Officers(2):
Kendall K. Young	—	—
Gregory A. Samay(3)	147,801	*
T. Andrew Smith(3)	113,296	*
Jonathan A. Carnella(4)	111,251	*
Ann B. Harrington	—	—
Nicholas R. Balzo	—	—
All directors and executive officers as a group (6 persons)	372,348	*
Greater than Five Percent Beneficial Owners:
Comrit Investments 1, Limited Partnership(5)	13,654,567	7.4%
________________________
*    Less than one percent.
(1)    Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares: (i) “voting power,” which includes the power to vote or to direct the voting of such security; or (ii) “investment power,” which includes the power to dispose of or direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.
(2)    The address of each of the directors and executive officers is 575 Lexington Avenue, 14th Floor, New York, New York 10022.
(3)    Includes 70,792 shares of common stock issuable upon conversion of an equal number of vested restricted stock units and 23,749 shares of common stock issuable upon conversion of an equal number of unvested restricted stock units.
(4)    Includes 87,502 shares of common stock issuable upon conversion of an equal number of vested restricted stock units and 23,749 shares of common stock issuable upon conversion of an equal number of unvested restricted stock units.
(5)    Based solely on information provided in a Schedule 13G/A filed on February 11, 2025, Comrit Investment 1, Limited Partnership, Comrit Investments Ltd. and Ziv Sapir (collectively, “Comrit”) jointly have sole voting and dispositive power over 13,654,567 shares of our common stock and shared voting and dispositive power over 0 shares of our common stock. The address for Comrit, as reported by it in the Schedule 13G/A, is 9 Ahad Ha’am Street, Tel Aviv, Israel 6129101.
Equity Compensation Plan Information
The following table provides summary information on the securities issuable under our equity compensation plans as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Stockholders(1)	—	—	1,539,734
Equity Compensation Plans Not Approved by Stockholders	N/A	N/A	N/A
Total	—	—	1,539,734
________________________
(1)We have adopted two equity compensation plans: the Long-Term Incentive Plan, and the Independent Directors Plan, which operates as a sub-plan of the Long-Term Incentive Plan. The maximum number of shares allowed to be issued under the Long-Term Incentive Plan (including the Independent Directors Plan), excluding the initial grant to the independent directors, is 5% of the outstanding shares of our common stock on the date of the grant.

Item 13. Certain Relationships and Related Transactions and Director Independence
Director Independence
The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain specified criteria, our Board must conclude that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Although our shares are not listed on the NYSE or any other national securities exchange, our Board has affirmatively determined that all of the members of our Board, except Mr. Young, are independent under the NYSE rules.
In addition, we have determined that all of the members of our Board, except Mr. Young, are independent pursuant to the definition of independence in our charter, which is based on the definition included in the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. Our charter is available on our website at www.NorthStarHealthcareReit.com under the heading “Investor Relations—Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Healthcare Income, Inc., 575 Lexington Avenue, 14th Floor, New York, New York 10022, Attn: Secretary.
Certain Relationships and Related Transactions
The following section describes all transactions and currently proposed transactions between us and any related person since January 1, 2024 and whether such related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
Internalization
On October 21, 2022, we entered into a termination agreement with our Former Advisor, which provided for the immediate termination of the advisory agreement. The termination agreement also provides for, among other things, the final settlement of any amounts owing under the advisory agreement, the transition of employees from the Former Advisor to the Company (including the Company’s assumption of certain related employee liabilities), the survival of certain indemnification and other obligations and certain amendments to joint venture agreements between affiliates of the Company and the Former Advisor. In addition, the Former Advisor agreed to cause any shares owned by the Former Advisor or its affiliates, so long as they collectively beneficially own at least 1% of the issued and outstanding shares of the Company, to be present at the Company’s 2023 Annual Meeting and to be voted in favor of the Board’s director nominees and consistent with the Board’s recommendation on the “say on pay” proposal. No payment was made by the Company to the Former Advisor in connection with the Internalization. In addition, the line of credit made available by our Former Sponsor was terminated at the time of the Internalization and no amounts were outstanding under the line of credit at that time.
In connection with the Internalization, on October 21, 2022, we also entered into a transition services agreement with the Former Advisor to facilitate an orderly transition of the Company’s management of its operations. The transition services agreement, as amended on March 22, 2023, provided for, among other things, the Former Advisor to provide certain services, including primarily technology and insurance, for a transition period of up to six months following the Internalization, with legal, treasury and accounts payable services to continue until either party terminated these services in accordance with the transition services agreement. We reimbursed the Former Advisor for costs to provide the services, including the allocated cost of employee wages and compensation and actually incurred out-of-pocket expenses. During the year ended December 31, 2023, we incurred $562,000 required to be reimbursed to the Former Advisor pursuant to the transition services agreement. All services were transitioned and the transition services agreement effectively terminated on December 31, 2023.
In October 2023, we entered into a reverse transition services agreement with the Former Advisor, pursuant to which we agreed to provide certain legal consulting services to the Former Advisor on an ad hoc basis for a fee. During the year ended December 31, 2024, we billed our Former Advisor $3,450 pursuant to this reverse transition services agreement.
Sale of Minority Interests
In June 2023, we sold our minority interests in the Healthcare GA Holdings, General Partnership and Eclipse Health, General Partnership to our Former Sponsor, who is affiliated with the majority partner of each joint venture, together with $1.1 million in cash, for all of the equity held by our Former Sponsor and its affiliates in the Company, including 9,709,553 shares of our common stock, 100 common units in our operating partnership and 100 special units in our operating partnership. Upon completion of the sale of these minority interests, we retired all of the common stock acquired.

The special units in our operating partnership are subordinated participation interests entitling the holder to receive distributions equal to 15% of our net cash flows, whether from continuing operations, the repayment of loans, the disposition of assets or otherwise, but only after our stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.75% cumulative, non-compounded annual pre-tax return on such invested capital. Although we acquired these special units in connection with the sale of the minority interests discussed above, we continue to have a contractual obligation to pay to our Former Sponsor distributions that accrue to the special units, if any. Through our Former Sponsor’s joint venture with James F. Flaherty III, our former Vice Chairman, Mr. Flaherty is entitled to receive one-third of the distributions received in respect of the special units. To date, we have not paid any distributions in respect of the special units pursuant to its subordinated participation interest, nor do we anticipate doing so in the future.
Policies Governing Related Person Transactions
In order to reduce or eliminate certain potential conflicts of interest, our charter contains restrictions and conflict resolution procedures relating to transactions we enter into with our Former Sponsor, our Former Advisor, our directors or their respective affiliates. The types of transactions covered by these policies include the compensation paid to our Former Advisor, decisions to renew our advisory agreement, acquisitions or leases of assets, mortgages and other types of loans and any other transaction in which our Former Sponsor, our Former Advisor or any of our directors have an interest, reimbursement of operating expenses in excess of the 2%/25% Guidelines, issuances of options and warrants to and repurchases of shares from our Former Advisor, Former Sponsor, directors or any of their affiliates. Under the restrictions, these transactions, if permitted, must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction.
In addition to the provisions in our charter restricting related party transactions, our Board has adopted the following conflicts of interest policy prohibiting us from entering into certain types of transactions with our directors or their affiliates in order to reduce the potential for conflicts inherent in transactions with affiliates. Pursuant to this policy, as required by our charter, we will not purchase investments from our directors or their affiliates without a determination by a majority of our Board (including a majority of our independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the investment to our directors or their affiliates or, if the price to us is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable; provided that in no event shall the cost of such investment to us exceed its current appraised value. In addition, pursuant to our conflicts of interest policy, we will not borrow money from our directors or their affiliates unless a majority of our Board (including a majority of the independent directors) not otherwise interested in the transaction approve the transaction as being fair, competitive and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances. We will not loan money (except in the case of mortgages, which will be subject to the requirements of Section 9.4(c) of our charter) to our directors or any of their affiliates. Unless otherwise permitted in our charter, we will not engage in any other transaction with our directors or any of their affiliates unless a majority of our directors (including a majority of our independent directors) not otherwise interested in such transaction approve such transaction as fair and reasonable to us and on terms and conditions no less favorable to us than those available from unaffiliated third parties. We will not amend these policies unless a majority of our Board (including a majority of our independent directors) approves the amendment following a determination that the amendment is in the best interests of our stockholders.
Item 14. Principal Accountant Fees and Services
INDEPENDENT ACCOUNTANTS
Fees Paid to Independent Registered Public Accounting Firm
Aggregate fees for professional services billed to us by Grant Thornton for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
Type of Fee	2024	2023
Audit(1)	$1,100,000	$1,365,105
Audit‑related	—	—
Tax	—	—
Other	—	—
Total	$1,100,000	$1,365,105
________________________
(1)    Amounts reflect fees for services related to the relevant year.

Fees for audit services for the years ended December 31, 2024 and 2023 include fees associated with the annual audits for such years, including the quarterly review of our Quarterly Reports on Form 10-Q for each of the three-month periods ended March 31, June 30 and September 30, 2024 and 2023, the examination of our Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and 2023 and for other attest services, including issuance of consents and review of our registration statements and other documents filed by us with the SEC.
Audit Committee Pre-Approval Policy
In accordance with applicable laws and regulations, our Audit Committee reviews and pre-approves any audit and non-audit services to be performed by the Company’s independent registered public accounting firm to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. Our Audit Committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by our independent registered public accounting firm. Our Audit Committee approved all of the services listed in the table above. In some cases our Audit Committee pre-approves the provision of a particular category or group of services for up to a year, subject to a specified budget. Our Audit Committee has also authorized the Chairman of our Audit Committee to pre-approve permissible services and related fees and the Chairman must report such pre-approval to the full Audit Committee at its next scheduled meeting.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)1. Consolidated Financial Statements and (a)2. Financial Statement Schedules are included in Part II,
Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)

Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Notes to the Consolidated Financial Statements
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024

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
10.8
Form of Indemnification Agreement (filed as Exhibit 10.8 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

10.9
First Amended and Restated Limited Liability Company Agreement of Trilogy REIT Holdings, LLC, dated as of September 11, 2015, by and between GACH3 Trilogy JV, LLC and Trilogy Holdings NT-HCI, LLC (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)

10.10^^
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

19*	Insider Trading Policy
21.1*	Significant Subsidiaries of the Registrant
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**
Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97
Policy on Recovery of Erroneously Awarded Incentive-Based Compensation (filed as Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)

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

NorthStar Healthcare Income, Inc.
Date:	March 14, 2025	By:	/s/ KENDALL K. YOUNG
			Name:	Kendall K. Young
			Title:	Chief Executive Officer, President and Director

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

Signature	Title	Date

/s/ KENDALL K. YOUNG	Chief Executive Officer, President and Director	March 14, 2025
Kendall K. Young	(Principal Executive Officer)

Chief Financial Officer and Treasurer
/s/ NICHOLAS R. BALZO	(Principal Financial Officer and	March 14, 2025
Nicholas R. Balzo	Principal Accounting Officer)

/s/ T. ANDREW SMITH	Non-Executive Chairman	March 14, 2025
T. Andrew Smith

/s/ GREGORY A. SAMAY	Director	March 14, 2025
Gregory A. Samay

/s/ JONATHAN A. CARNELLA	Director	March 14, 2025
Jonathan A. Carnella