Form 10-Q
period 2025-03-31
NorthStar Healthcare Income, Inc.
filed 2025-05-08
CIK 1503707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
The Company has one class of common stock, $0.01 par value per share, 185,712,103 shares outstanding as of May 7, 2025.

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the U.S. Securities and Exchange Commission, or the SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I—Financial Information
Item 1. Financial Statements
NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$322,935	$312,123
Restricted cash	38,877	40,246
Operating real estate, net	688,713	694,313
Investments in unconsolidated ventures ($740 held at fair value as of March 31, 2025 and December 31, 2024)	740	740
Assets held for sale	—	75,454
Receivables, net	1,091	1,508
Other assets	4,880	5,521
Total assets(1)	$1,057,236	$1,129,905

Liabilities
Mortgage notes payable, net	$773,535	$856,422
Accounts payable and accrued expenses	46,510	42,694
Other liabilities	1,366	1,760
Total liabilities(1)	821,411	900,876
Commitments and contingencies (Note 12)
Equity
NorthStar Healthcare Income, Inc. Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 400,000,000 shares authorized, 185,712,103 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1,857	1,857
Additional paid-in capital	1,717,061	1,716,997
Retained earnings (accumulated deficit)	(1,480,719)	(1,487,732)
Total NorthStar Healthcare Income, Inc. stockholders’ equity	238,199	231,122
Non-controlling interests	(2,374)	(2,093)
Total equity	235,825	229,029
Total liabilities and equity	$1,057,236	$1,129,905
_______________________________________
(1)Includes $67.4 million and $169.0 million of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership as of March 31, 2025. Refer to Note 2, “Summary of Significant Accounting Policies.”

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Property and other revenues
Resident fee income	$13,436	$12,296
Rental income	36,834	35,559
Other revenue	3,291	897
Total property and other revenues	53,561	48,752
Expenses
Property operating expenses	33,943	33,381
Interest expense	10,847	12,862
Transaction costs	2,399	16
General and administrative expenses	2,858	3,327
Depreciation and amortization	8,092	8,901
Impairment loss	64	456
Total expenses	58,203	58,943
Other income (expense)
Other income (expense), net	—	1,000
Gain (loss) on investments and other	11,610	150
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax expense	6,968	(9,041)
Equity in earnings (losses) of unconsolidated ventures	—	1,014
Income tax expense	(20)	(20)
Net income (loss)	6,948	(8,047)
Net (income) loss attributable to non-controlling interests	65	115
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$7,013	$(7,932)
Net income (loss) per share of common stock, basic/diluted(1)	$0.04	$(0.04)
Weighted average number of shares of common stock outstanding, basic/diluted(1)	185,712,103	185,712,103
Distributions declared per share of common stock	$—	$—
_______________________________________
(1)     The Company had 300,333 and 203,742 restricted stock units issued and outstanding as of March 31, 2025 and 2024, respectively. The impact of the restricted stock units on the diluted earnings per share calculation is de minimis for the three months ended March 31, 2025. The restricted stock units have been excluded from the diluted earnings per share calculation as their impact is anti-dilutive due to the net loss generated during the three months ended March 31, 2024.

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Company’s Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	185,712	$1,857	$1,716,757	$(1,585,725)	$132,889	$(1,209)	$131,680
Amortization of equity-based compensation	—	—	56	—	56	—	56
Non-controlling interests - contributions	—	—	—	—	—	13	13
Non-controlling interests - distributions	—	—	—	—	—	(38)	(38)
Net income (loss)	—	—	—	(7,932)	(7,932)	(115)	(8,047)
Balance as of March 31, 2024 (Unaudited)	185,712	$1,857	$1,716,813	$(1,593,657)	$125,013	$(1,349)	$123,664

Balance as of December 31, 2024	185,712	$1,857	$1,716,997	$(1,487,732)	$231,122	$(2,093)	$229,029
Amortization of equity-based compensation	—	—	64	—	64	—	64
Non-controlling interests - contributions	—	—	—	—	—	16	16
Non-controlling interests - distributions	—	—	—	—	—	(232)	(232)
Net income (loss)	—	—	—	7,013	7,013	(65)	6,948
Balance as of March 31, 2025 (Unaudited)	185,712	$1,857	$1,717,061	$(1,480,719)	$238,199	$(2,374)	$235,825

Refer to accompanying notes to consolidated financial statements (unaudited).

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$6,948	$(8,047)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of unconsolidated ventures	—	(1,014)
Depreciation and amortization	8,092	8,901
Impairment loss	64	456
Amortization of below market debt	242	844
Amortization of deferred financing costs	125	140
Amortization of equity-based compensation	64	56
(Gain) loss on investments and other	(11,610)	178
Change in allowance for uncollectible accounts	184	139
Changes in assets and liabilities:
Receivables, net	173	(438)
Other assets	576	628
Due to related party	—	(121)
Accounts payable and accrued expenses	2,779	(1,203)
Other liabilities	(375)	408
Net cash provided by (used in) operating activities	7,262	927
Cash flows from investing activities:
Capital expenditures for operating real estate	(1,519)	(2,926)
Proceeds from sales of real estate	87,189	11,573
Net cash provided by (used in) investing activities	85,670	8,647
Cash flows from financing activities:
Repayments of mortgage notes	(83,254)	(15,299)
Payments on financing and other obligations	(19)	(13)
Contributions from non-controlling interests	16	13
Distributions to non-controlling interests	(232)	(38)
Net cash provided by (used in) financing activities	(83,489)	(15,337)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,443	(5,763)
Cash, cash equivalents and restricted cash-beginning of period	352,369	92,943
Cash, cash equivalents and restricted cash-end of period	$361,812	$87,180

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,956	$8,673
Supplemental disclosure of non-cash investing and financing activities:
Accrued capital expenditures	$1,037	$972
Reclassification of assets held for sale	—	534

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
Substantially all of the Company’s business is conducted through NorthStar Healthcare Income Operating Partnership, LP (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. The limited partners of the Operating Partnership are NorthStar Healthcare Income Advisor, LLC and NorthStar Healthcare Income OP Holdings, LLC (the “Special Unit Holder”), which became indirect subsidiaries of the Company on June 9, 2023. NorthStar Healthcare Income Advisor, LLC invested $1,000 in the Operating Partnership in exchange for common units and the Special Unit Holder invested $1,000 in the Operating Partnership and was issued a separate class of limited partnership units (the “Special Units”), which were collectively recorded as non-controlling interests on the accompanying consolidated balance sheets prior to June 9, 2023. As the Company issued shares, it contributed substantially all of the proceeds from its continuous, public offerings to the Operating Partnership as a capital contribution. As of March 31, 2025, the Company’s limited partnership interest in the Operating Partnership, directly or indirectly, was 100%.
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
The Company’s stockholders will be asked to vote to approve the Merger at a special meeting of stockholders that will be held on June 4, 2025. Approval of the Merger requires the affirmative vote of the holders of at least a majority of the shares of the Company’s outstanding common stock entitled to vote on the Merger as of the record date for the special meeting.
The Merger is expected to close in June 2025, although there can be no assurances as to when or if the closing will occur.
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission on March 14, 2025.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of March 31, 2025, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
The most significant VIEs of the Company are certain entities that are consolidated by the Operating Partnership. These entities are VIEs because of non-controlling interests owned by third parties, which do not have substantive kick-out or participating rights. Included in operating real estate, net and mortgage notes payable, net on the Company’s consolidated balance sheet as of March 31, 2025 is $62.8 million and $143.5 million, respectively, related to such consolidated VIEs.
Unconsolidated VIEs
As of March 31, 2025, the Company identified unconsolidated VIEs related to its investments in unconsolidated ventures with a carrying value totaling $0.7 million. The Company’s maximum exposure to loss as of March 31, 2025 would not exceed the carrying value of its investment in the VIEs. The Company determined that it is not the primary beneficiary of these VIEs and, accordingly, they are not consolidated in the Company’s financial statements as of March 31, 2025. The Company did not provide financial support to its unconsolidated VIEs during the three months ended March 31, 2025. As of March 31, 2025, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to its unconsolidated VIEs.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported on the consolidated balance sheets to the total of such amounts as reported on the consolidated statements of cash flows (dollars in thousands):

	March 31, 2025 (Unaudited)	December 31, 2024
Cash and cash equivalents	$322,935	$312,123
Restricted cash	38,877	40,246
Total cash, cash equivalents and restricted cash	$361,812	$352,369
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
Right of Use (“ROU”) - Finance Assets
The Company has entered into finance leases for equipment which are included in operating real estate, net on the Company’s consolidated balance sheets. As of March 31, 2025, furniture, fixtures and equipment under finance leases totaled $0.3 million. The leased equipment is amortized on a straight-line basis. Payments for finance leases totaled $18,666 and $9,399 for the three months ended March 31, 2025 and 2024, respectively.
The following table presents the future minimum lease payments under finance leases and the present value of the minimum lease payments, which are included in other liabilities on the Company’s consolidated balance sheets (dollars in thousands):

April 1 through December 31, 2025	$56
Years Ending December 31:
2026	70
2027	55
2028	42
2029	29
Thereafter	7
Total minimum lease payments	$259
Less: Amount representing interest	(46)
Present value of minimum lease payments	$213
The weighted average interest rate related to the finance lease obligations is 8.6% with a weighted average lease term of 3.9 years.
As of March 31, 2025, there were no leases that had yet to commence which would create significant rights and obligations to the Company as lessee.
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
As of March 31, 2025, the Company did not have any assets classified as held for sale. As of December 31, 2024, the Company had five properties classified as held for sale on its consolidated balance sheets, which were sold in January 2025.
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
The Company has interest rate caps that have not been designated for hedge accounting. As of March 31, 2025, the Company has one interest rate cap agreement in place. The fair value of the Company's interest rate cap totaled $0.1 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively, and is presented in other assets on the consolidated balance sheets. Changes in fair value of derivatives have been recorded in gain (loss) on investments and other in the consolidated statements of operations. The Company recognized losses related to changes in fair value totaling $0.1 million for the three months ended March 31, 2025 and 2024.
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
For the three months ended March 31, 2025 and 2024, total property and other revenue includes variable lease revenue of $3.7 million and $3.5 million, respectively. Variable lease revenue includes ancillary services provided to residents, as well as non-recurring services and fees at the Company’s operating facilities.
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
During the three months ended March 31, 2025, the Company recorded impairment losses on its operating real estate totaling $0.1 million for property damage sustained by a facility within the Winterfell portfolio.
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
During the three months ended March 31, 2025 and 2024, the Company did not record impairment on its investments in unconsolidated ventures.
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
As of March 31, 2025, the Company has not recorded an allowance for credit losses on its receivables.
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
For the taxable year ended December 31, 2024, the Company anticipates that its REIT taxable income, if any, will be offset by its net operating loss carry-forward and as such, the Company is not subject to the distribution requirements. The Company’s most recently filed tax return is for the year ended December 31, 2023 and includes a net operating loss carry-forward of $349.2 million.
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
The Company recorded an income tax expense of $20,000 for the three months ended March 31, 2025 and 2024.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The components of the Company’s deferred tax assets as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025 (Unaudited)	December 31, 2024
Fixed assets and other	$866	$833
Net operating losses	16,489	16,500
Total deferred tax assets	$17,355	$17,333
Valuation allowance	(17,355)	(17,333)
Net deferred income tax assets	$—	$—
Recent Accounting Pronouncements
Accounting Standards Adopted in 2025
None.
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
3. Operating Real Estate
The following table presents operating real estate, net (dollars in thousands):

	March 31, 2025 (Unaudited)	December 31, 2024
Land	$94,528	$94,528
Land improvements	8,672	8,543
Buildings and improvements	760,750	759,876
Construction in progress	202	145
Furniture, fixtures and equipment	94,462	93,030
Subtotal	$958,614	$956,122
Less: Accumulated depreciation	(269,901)	(261,809)
Operating real estate, net	$688,713	$694,313
For the three months ended March 31, 2025 and 2024, depreciation expense was $8.1 million and $8.8 million, respectively.
Within the table above, operating real estate has been reduced by accumulated impairment losses of $130.7 million and $130.6 million as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, impairment losses, as presented on the consolidated statements of operations, for the Company’s operating real estate and properties held for sale totaled $0.1 million and $0.5 million, respectively. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the managers of the Company’s operating real estate (dollars in thousands):

	As of March 31, 2025		Three Months Ended March 31, 2025
Manager	Properties Under Management	Units Under Management	Resident Fee and Rental Revenues	% of Total Property and Other Revenues
Solstice Senior Living	32	3,969	$36,689	73.0%
Watermark Retirement Communities(1)	4	418	5,869	11.6%
Arete Living	5	453	6,271	12.5%
Integral Senior Living	1	40	1,296	2.6%
Subtotal	42	4,880	50,125	99.7%
Properties sold in 2025(2)	5	653	145	0.3%
Total			$50,270	100.0%
______________________________________
(1)Excludes properties sold in the first quarter of 2025 and the Rochester Sub-Portfolio, which was placed into a receivership in October 2023.
(2)In January 2025, the Company sold one property that was managed by Watermark Retirement Communities and four net lease properties operated by Arcadia Management.
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
4. Investments in Unconsolidated Ventures
The Company’s investments in unconsolidated ventures are accounted for under the equity method or fair value option. The following table presents the Company’s investments in unconsolidated ventures (dollars in thousands):

			Carrying Value		Equity in Earnings (Losses)
			March 31, 2025 (Unaudited)	December 31, 2024	Three Months Ended March 31,
Portfolio	Acquisition Date	Ownership			2025	2024
Espresso(1)	Jul-2015	36.7%	$740	$740	$—	$—
Trilogy(2)	Dec-2015	24.0%	—	—	—	1,052
Solstice	Jul-2017	20.0%	—	—	—	(38)
Investments in Unconsolidated Ventures			$740	$740	$—	$1,014
_______________________________________
(1)The Company elected the fair value option to account for its interest in Espresso on June 30, 2023, which resulted in no equity in earnings (losses) recorded subsequent to the accounting policy election.
(2)Represents the Company’s proportionate share of earnings through the date of sale of the Company’s ownership interest on September 20, 2024.
Espresso
During the year ended December 31, 2023, FC Domino Acquisition, LLC (“Espresso”) completed the sale of its remaining sub-portfolios. The Company’s elected the fair value option method to account for its investment in Espresso on June 30, 2023. The Company’s assessment of fair value for its investment in Espresso considers the joint venture’s available cash, less wind down costs and other expenses. During the three months ended March 31, 2025, the Company did not record any changes to the fair value of its investment in Espresso.
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
The Company, acting through subsidiaries of its operating partnership, entered into a membership interest purchase agreement (the “Option Agreement”) on November 3, 2023 with AHR and its subsidiary granting to AHR the right to purchase all of the Company’s ownership interest in Trilogy and on September 20, 2024, the Company completed the sale in accordance with the Option Agreement, which resulted in net cash proceeds, after transaction costs, received by the Company totaling $254.0 million.
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
5. Borrowings
The following table presents the Company’s mortgage notes payable (dollars in thousands):

				March 31, 2025 (Unaudited)		December 31, 2024
	Recourse vs. Non-Recourse(1)	Maturity	Contractual Interest Rate(2)	Principal Amount(3)	Carrying Value(3)	Principal Amount(3)	Carrying Value(3)
Aqua Portfolio
Frisco, TX	Non-recourse	Feb 2026	SOFR + 2.91%	$26,000	$25,867	$26,000	$25,832
Milford, OH	Non-recourse	Sep 2026	SOFR + 2.79%	17,959	17,876	18,014	17,914
Rochester Portfolio
Rochester, NY(4)	Non-recourse	Jul 2023	SOFR + 2.45%	99,786	99,786	99,786	99,786
Arbors Portfolio(5)
Various locations	Non-recourse	Repaid	3.99%	—	—	79,293	79,282
Winterfell Portfolio(6)
Various locations	Non-recourse	Jun 2026	4.17%	566,503	565,175	570,047	568,435
Pacific Northwest Portfolio(7)
Various locations	Non-recourse	Feb 2027	4.66%	64,970	64,831	65,332	65,173
Mortgage notes payable, net				$775,218	$773,535	$858,472	$856,422
_______________________________________
(1)Subject to non-recourse carve-outs.
(2)Floating-rate borrowings total $143.7 million of principal outstanding as of March 31, 2025 and reference one-month of the Secured Overnight Financing Rate (“SOFR”).
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
(5)Composed of four individual mortgage notes payable secured by four ALFs, cross-collateralized and subject to cross-default.
(6)Composed of 32 individual mortgage notes payable secured by 32 ILFs, cross-collateralized and subject to cross-default.
(7)Composed of five individual mortgage notes payable secured by five ALFs, cross-collateralized and subject to cross-default.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents future scheduled principal payments on mortgage notes payable as of March 31, 2025 (dollars in thousands):

April 1 through December 31, 2025(1)	$146,197
Years Ending December 31:
2026	566,625
2027	62,396
Total	$775,218
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
Once legal ownership of the Rochester Sub-Portfolio transfers and the obligations under the Rochester Sub-Portfolio Loan are extinguished, the Company expects to recognize a gain related to the debt extinguishment in accordance with ASC 470, “Debt.” However, until the extinguishment occurs, default interest expense and any other expenses related to the Rochester Sub-Portfolio Loan will continue to accrue. As of March 31, 2025, $99.8 million of outstanding mortgage debt and $23.0 million of accrued interest expense were included on the Company's consolidated balance sheets related to the Rochester Sub-Portfolio Loan.
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
Investments in Unconsolidated Ventures
Solstice, the manager of the Winterfell portfolio, is a joint venture between affiliates of Integral Senior Living (“ISL”), which owns 80.0%, and the Company, which owns 20.0%. For the three months ended March 31, 2025, the Company recognized property management fees and other incentive fees expense of $3.0 million to Solstice related to the Winterfell portfolio.
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
Pursuant to the Plan, as of March 31, 2025, the Company’s independent directors were granted a total of 159,932 shares of restricted common stock and 300,333 restricted stock units totaling $1.3 million and $1.0 million, respectively, based on the share price on the date of each grant.

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
The Company recognized equity-based compensation expense of $63,750 and $56,250 for the three months ended March 31, 2025 and 2024, respectively. Equity-based compensation expense is recorded in general and administrative expenses in the consolidated statements of operations.
Unrecognized expense related to unvested restricted stock units totaled $191,250 and $255,000 as of March 31, 2025 and December 31, 2024, respectively. Unvested restricted stock units totaled 71,248 and 94,201 as of March 31, 2025 and December 31, 2024, respectively.
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
Share Repurchase Program
The Company adopted a share repurchase program that enabled stockholders to sell their shares to the Company in limited circumstances and could be amended, suspended, or terminated at any time. The Company previously funded repurchase requests with cash on hand, borrowings or other available capital. In April 2020, the Board determined to suspend all repurchases under the share repurchase program effective April 30, 2020 in order to preserve capital and liquidity and does not currently anticipate resuming the share repurchase program.
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net loss attributable to the other non-controlling interests was $0.1 million for the three months ended March 31, 2025 and 2024.
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
Fair Value Hierarchy
Financial assets recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table presents financial assets that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2025 (Unaudited)			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Financial assets:
Derivative assets - interest rate caps	$—	$118	$—	$—	$184	$—
Investment in Espresso joint venture	—	—	740	—	—	740
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
Investment in Espresso Joint Venture
During the year ended December 31, 2023, Espresso completed the sale of its remaining assets. The Company’s assessment of fair value for its investment in Espresso takes into consideration its proportionate share of available cash, less wind down costs and other expenses. During the three months ended March 31, 2025, the Company did not record any changes to the fair value of its investment in the Espresso joint venture. During the year ended December 31, 2024, the Company recorded a change to the fair value of its investment in Espresso totaling $0.6 million as a result of lower than anticipated wind down costs, which increased the fair value of its investment to $0.7 million as of December 31, 2024.
The following table presents the change in fair value of the Company’s investment in Espresso using unobservable Level 3 inputs for the three months ended March 31, 2025 and the year ended December 31, 2024 (dollars in thousands):

	Three Months Ended	Year Ended
	March 31, 2025 (Unaudited)	December 31, 2024
Beginning balance	$740	$142
Cash distributions received	—	—
Mark-to-market adjustment	—	598
Ending balance	$740	$740
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

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities (dollars in thousands):

	March 31, 2025 (Unaudited)			December 31, 2024
	Principal Amount	Carrying Value	Fair Value	Principal Amount	Carrying Value	Fair Value
Financial liabilities:(1)
Mortgage notes payable, net	$775,218	$773,535	$745,057	$858,472	$856,422	$826,009
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
The following table summarizes the fair value and impairment losses of Level 3 assets which have been measured at fair value on a nonrecurring basis at the time of impairment during the periods presented (dollars in thousands):

	Three Months Ended		Year Ended
	March 31, 2025 (Unaudited)		December 31, 2024
	Fair Value	Impairment Losses(1)	Fair Value	Impairment Losses(1)
Operating real estate, net	$—	$—	$12,191	$3,000
Assets held for sale	—	—	680	304
_______________________________________
(1)Excludes impairment losses for property damage sustained by facilities.
Operating Real Estate, Net
Operating real estate that is impaired is carried at fair value at the time of impairment. Impairment was driven by various factors that impacted undiscounted future net cash flows, including declines in operating performance, market growth assumptions and expected margins to be generated by the properties. Fair value of impaired operating real estate is generally estimated based upon various approaches including third party appraisals, offer prices and discounted cash flow analyses using terminal capitalization rates and discount rates. During the year ended December 31, 2024, the Company performed a discounted cash flow analysis, which assumed a terminal capitalization rate of 7.75% and a discount rate of 9.25%, to estimate the fair value of the Oak Cottage property at the time of impairment.
Assets Held For Sale
Assets held for sale are carried at the lower of amortized cost or fair value. Assets held for sale that were written down to fair value are generally valued using either broker opinions of value, or a combination of market information, including third-party appraisals and indicative sale prices, adjusted as deemed appropriate by management to account for the inherent risk associated with specific properties. In all cases, the fair value of assets held for sale is reduced for estimated selling costs. As of March 31, 2025, the Company did not have any assets classified as held for sale. During the year ended December 31, 2024, the Company used estimated net sales proceeds to determine the fair value for assets that required impairment at the time of reclassification to held for sale, which included two land parcels within the Rochester portfolio.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11. Segment Reporting
As of March 31, 2025, the Company operated its business through two reportable segments: operating investments and net lease investments. The prior period segment information provided has been updated to conform to the current period presentation. Within its operating investments segment, the Company owns seniors housing properties, including ILFs, ALFs and MCFs located throughout the United States and operated pursuant to management agreements. Within its net lease investments segment, the Company owned four ALFs located in New York, which were sold in January 2025. Non-segment revenue consists primarily of interest income earned on corporate cash and cash equivalents and non-segment assets consist of corporate cash and cash equivalents. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. Refer to Note 2, “Summary of Significant Accounting Policies” for further discussion.
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
The following tables present information for the reportable segments (in thousands):

Three Months Ended March 31, 2025	Operating Investments	Net Lease Investments	Non-Segment	Total
Resident fee income	$13,436	$—	$—	$13,436
Rental income	36,689	145	—	36,834
Other revenue(1)	94	—	3,197	3,291
Total property and other revenues	$50,219	$145	$3,197	$53,561
Less(2):
Salaries and wages	15,529	—	—	15,529
Utilities	3,507	—	—	3,507
Food and beverage	2,543	—	—	2,543
Repairs and maintenance	3,196	—	—	3,196
Real estate and business taxes	2,148	—	—	2,148
Property management and incentive fees	3,657	—	—	3,657
Marketing	1,137	—	—	1,137
Insurance	1,013	—	—	1,013
Other segment expenses(3)	1,213	—	—	1,213
Total property operating expenses	33,943	—	—	33,943
Net operating income	$16,276	$145	$3,197	$19,618
Less:
Interest expense				(10,847)
Transaction costs				(2,399)
General and administrative expenses				(2,858)
Depreciation and amortization				(8,092)
Impairment loss				(64)
Other income (expense), net				—
Gain (loss) on investments and other				11,610
Equity in earnings (losses) of unconsolidated ventures				—
Income tax expense				(20)
Net income (loss)				$6,948

Total capital expenditures	$1,519	$—	$—	$1,519
_______________________________________
(1)Primarily consists of interest income earned on corporate cash and cash equivalents.
(2)The significant expense categories and amounts align with the information that is regularly provided to the CODM.
(3)Other segment expenses include property administration, bad debt, resident life, travel and entertainment and other property operating expenses.

NORTHSTAR HEALTHCARE INCOME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended March 31, 2024	Operating Investments	Net Lease Investments	Non-Segment	Total
Resident fee income	$12,296	$—	$—	$12,296
Rental income	35,559	—	—	35,559
Other revenue(1)	17	—	880	897
Total property and other revenues	$47,872	$—	$880	$48,752
Less(2):
Salaries and wages	15,607	—	—	15,607
Utilities	3,300	—	—	3,300
Food and beverage	2,524	—	—	2,524
Repairs and maintenance	3,525	—	—	3,525
Real estate and business taxes	2,388	—	—	2,388
Property management and incentive fees	2,440	—	—	2,440
Marketing	1,130	—	—	1,130
Insurance	1,273	—	—	1,273
Other segment expenses(3)	1,194	—	—	1,194
Total property operating expenses	33,381	—	—	33,381
Net operating income	$14,491	$—	$880	$15,371
Less:
Interest expense				(12,862)
Transaction costs				(16)
General and administrative expenses				(3,327)
Depreciation and amortization				(8,901)
Impairment loss				(456)
Other income (expense), net				1,000
Gain (loss) on investments and other				150
Equity in earnings (losses) of unconsolidated ventures				1,014
Income tax expense				(20)
Net income (loss)				$(8,047)

Total capital expenditures	$2,926	$—	$—	$2,926
_______________________________________
(1)Primarily consists of interest income earned on corporate cash and cash equivalents.
(2)The significant expense categories and amounts align with the information that is regularly provided to the CODM.
(3)Other segment expenses include property administration, bad debt, resident life, travel and entertainment and other property operating expenses.
The following table presents total assets by segment (dollars in thousands):

	March 31, 2025 (Unaudited)	December 31, 2024
Assets:
Operating investments	$744,155	$756,188
Net lease investments	—	71,301
Non-segment	313,081	302,416
Total assets	$1,057,236	$1,129,905
12. Commitments and Contingencies
As of March 31, 2025, the Company believes there are no material unrecorded contingencies that would affect its results of operations, cash flows or financial position.

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
The Company determined that it is probable that the Incentive Fee will be payable based on performance achieved by the Winterfell portfolio during the year ended December 31, 2024, and, as a result, accrued an estimated reserve of $6.0 million as of December 31, 2024. During the three months ended March 31, 2025, the Company increased its estimated reserve by $1.1 million as a result of performance achieved by the Winterfell portfolio during the three months ended March 31, 2025.
13.    Subsequent Events
There were no material events which have occurred subsequent to March 31, 2025 through the issuance of the consolidated financial statements.

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
The Internalization
From inception through October 21, 2022, we were externally managed by CNI NSHC Advisors, LLC or its predecessor, or the Former Advisor, an affiliate of NRF Holdco, LLC, or the Former Sponsor. The Former Advisor was responsible for managing our operations, subject to the supervision of our board of directors, or the Board, pursuant to an advisory agreement. On October 21, 2022, we completed the internalization of our management function, or the Internalization. In connection with the Internalization, we agreed with the Former Advisor to terminate the advisory agreement.
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
Our stockholders will be asked to vote to approve, among other things, the Merger at a special meeting of stockholders that will be held on June 4, 2025. Approval of the Merger requires the affirmative vote of the holders of at least a majority of the shares of our outstanding common stock entitled to vote on the Merger as of the record date for the special meeting.
The Merger is expected to close in June 2025, although there can be no assurances as to when or if the closing will occur.
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
Key Dispositions and Liquidity Update
•In January 2025, we completed the sale of the four net lease properties in the Arbors portfolio for $81.0 million. The sale generated net proceeds of $1.2 million, after the repayment of outstanding borrowings of $79.1 million and transaction costs.
•In January 2025, we completed the sale of the remaining property within the Rochester portfolio for $7.0 million. The sale generated net proceeds of $6.6 million, after transaction costs.
•As of May 5, 2025, we had approximately $335.2 million of unrestricted cash, a significant portion of which has been placed in interest yielding money market funds invested in short-term U.S. government securities.
Market Update
Current market conditions impacting property-level performance are generally favorable. Average occupancy for the seniors housing industry increased to 87.4% for the first quarter of 2025, up 30 basis points from the previous quarter and surpassed the pre-pandemic average of 87.1% in March 2020. Supply and demand fundamentals remained strong in the first quarter of 2025, with unit inventory growth of 1.3% year-over-year. Access to capital and cost of capital, as well as construction costs, remain significant headwinds to seniors housing development (sources: NIC MAP Vision 1Q2025 Market Fundamentals Report of the Top 32 metropolitan markets).
Operating Performance
The following is a summary of the performance of our seniors housing properties for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. For additional information on financial results, refer to “—Results of Operations.”
The following table presents a summary of average occupancy of our seniors housing investments by property manager:

		Average Quarterly Occupancy
Manager	Units Under Management	Q1 2025	Q1 2024	Change
Solstice Senior Living	3,969	91.5%	89.1%	2.4%
Watermark Retirement Communities(1)	418	87.6%	84.2%	3.4%
Arete Living	453	91.6%	89.6%	2.0%
Integral Senior Living	40	83.0%	76.4%	6.6%
Seniors Housing Investments	4,880	91.1%	88.6%	2.5%
_______________________________________
(1)Average quarterly occupancy excludes properties sold.

Net Operating Income
We use net operating income, or NOI, as a supplemental measure to evaluate the profitability and performance of our business. We define NOI as defined as property and other revenues, less property operating expenses. The following table presents our consolidated NOI (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	%
Same store property and other revenues(1)
Resident fee income	$13,436	$12,259	$1,177	9.6%
Rental income	36,689	33,679	3,010	8.9%
Other revenue	94	17	77	452.9%
Total same store property and other revenues	50,219	45,955	4,264	9.3%
Same store property operating expenses(1)
Salaries and wages	15,529	15,170	359	2.4%
Utilities	3,507	3,176	331	10.4%
Food and beverage	2,543	2,430	113	4.7%
Repairs and maintenance	3,196	3,402	(206)	(6.1)%
Real estate and business taxes	2,148	2,197	(49)	(2.2)%
Property management fee	2,554	2,345	209	8.9%
Marketing	1,134	1,066	68	6.4%
Insurance	964	1,227	(263)	(21.4)%
All other expenses	1,071	1,080	(9)	(0.8)%
Total same store property operating expenses	32,646	32,093	553	1.7%
Same store NOI(1)	$17,573	$13,862	$3,711	26.8%
Non-same store NOI	(1,152)	629	(1,781)	(283.1)%
Corporate NOI(2)	3,197	880	2,317	263.3%
Total NOI(3)	$19,618	$15,371	$4,247	27.6%
_______________________________________
(1)Same store represents the revenues and expenses of our investments, excluding properties sold during the three months ended March 31, 2025, the Rochester Sub-Portfolio (as defined in “—Our Investments”) and the estimated expense accrued for the Incentive Fee ( as defined in “—Our Investments”) payable to the Winterfell manager.
(2)Consists primarily of interest income earned on corporate-level cash and cash equivalents.
(3)For a reconciliation of our consolidated NOI to net income (loss) as presented in accordance with U.S. GAAP in our consolidated financial statements for the three months ended March 31, 2025 and 2024, refer to “—Non-GAAP Financial Measures.”
Same Store NOI
During the three months ended March 31, 2025, the average occupancy for our operating investments improved by 2.5%, as compared to the corresponding period of the prior year, to 91.1%. The favorable seniors housing market conditions and our investment of capital to enhance the facilities of our properties contributed to the increase in occupancy. With our properties approaching stabilized occupancy levels, the managers of our operating investments have been focused on implementing resident rate increases and generating higher revenues, which outpaced the impact of inflation on variable operating costs over the same period. While certain operating expenses remained elevated, same store NOI increased 26.8% during the three months ended March 31, 2025, as compared to the corresponding period of the prior year.
Our Investments
We operate our seniors housing investments portfolio through two reportable segments: operating investments and net lease investments. Our operating investments segment includes properties operated pursuant to management agreements with managers, in which we own a controlling interest. Our net lease investments segment includes properties operated under net leases with an operator, in which we own a controlling interest. In January 2025, we completed the sale of all four properties in our net lease investment segment. We also hold assets outside of our reportable business segments, which include corporate assets, primarily cash and cash equivalents, as well as unconsolidated joint venture investments, in which we own a minority, non-controlling interest.
For financial information regarding our reportable segments, refer to Note 11, “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

The following table and charts present a summary of our seniors housing investments portfolio as of March 31, 2025 (dollars in thousands):

		Properties(1)
Investment Portfolio	Amount(2)	ILF	ALF	MCF	Total	Locations	Ownership Interest
Winterfell	$759,658	32	—	—	32	12 U.S. States	100.0%
Pacific Northwest	96,314	—	5	—	5	Washington/Oregon	100.0%
Aqua	86,897	2	1	1	4	Texas/Ohio	97.0%
Oak Cottage	15,745	—	—	1	1	California	100.0%
Total Investments	$958,614	34	6	2	42
_______________________________________
(1)Classification based on predominant services provided, but may include other services.
(2)Amount represents gross real estate carrying value, net of impairment, before accumulated depreciation, as presented in our consolidated financial statements as of March 31, 2025. For additional information, refer to “Note 3, Operating Real Estate” of Part I, Item 1. “Financial Statements.”

Property Type(1)	Geographic Location

_______________________________________
(1)Classification based on predominant services provided, but may include other services.
Our seniors housing investments include the following types of properties:
•Independent living facilities. ILFs are properties with central dining facilities that provide services that include security, housekeeping, nutrition and laundry services. ILFs are designed specifically for independent seniors who are able to live on their own, but desire the security and conveniences of community living. ILFs typically offer several services covered under a regular monthly fee. Fees at these communities are paid from private sources. As of March 31, 2025, we had 34 ILFs in our operating investments segment.
•Assisted living facilities. ALFs provide services that include minimal assistance for activities in daily living and permit residents to maintain some of their privacy and independence as they do not require constant supervision and assistance. Services may be bundled within one monthly fee or based on the care needs of the resident and usually include meals and dining, daily housekeeping, laundry, medical reminders and 24-hour availability of assistance. Revenues generated by ALFs primarily come from private pay sources, including private insurance, and government reimbursement programs, such as Medicaid, to a lesser extent. As of March 31, 2025, we had six properties that are predominantly ALFs in our operating investments segment.

•Memory care facilities. MCFs offer specialized options for seniors with Alzheimer’s disease and other forms of dementia. These facilities offer dedicated care and specialized programming for various conditions relating to memory loss in a secured environment. Residents require a higher level of care and more assistance with activities of daily living than in ALFs. Therefore, these facilities have staff available 24 hours a day to respond to the unique needs of their residents. Fees at these communities are paid primarily from private sources and, to a lesser extent, government reimbursement, such as Medicaid. As of March 31, 2025, we had two properties that are predominantly MCFs in our operating investments segment.
Managers
The following table presents the managers of our seniors housing investments portfolio (dollars in thousands):

	As of March 31, 2025		Three Months Ended March 31, 2025
Manager	Properties Under Management	Units Under Management	Resident Fee and Rental Revenues	% of Total Resident Fee and Rental Revenues

Solstice Senior Living	32	3,969	$36,689	73.0%
Watermark Retirement Communities(1)	4	418	5,869	11.6%
Arete Living	5	453	6,271	12.5%
Integral Senior Living	1	40	1,296	2.6%
Subtotal	42	4,880	50,125	99.7%
Properties sold in 2025(2)	5	653	145	0.3%
Total			$50,270	100.0%
_______________________________________
(1)Excludes properties sold in the first quarter of 2025 and the Rochester Sub-Portfolio, which was placed into a receivership in October 2023.
(2)In January 2025, we sold one property that was managed by Watermark Retirement Communities and four net lease properties operated by Arcadia Management.
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
•5% of monthly gross revenues, subject to certain exclusions
•7% of actual costs of certain capital projects
•Additional fees if net operating income exceeds annual target
•Additional fees if net operating income long-term growth is achieved

Watermark Retirement Communities(1)	Aqua	2	December 2025	•5% of monthly gross revenues, subject to certain exclusions
	Aqua	2	February 2026
Arete Living	Pacific Northwest	5	January 2026	•4% of monthly gross revenues, plus 3% of monthly net operating income subject to certain exclusions •Additional fees if net operating income exceeds annual target
Integral Senior Living	Oak Cottage	1	April 2026	•Greater of 5% of monthly gross revenues, subject to certain exclusions, or $12,000 per month •Additional fees if net operating income exceeds annual target
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
We determined that it is probable that the Incentive Fee will be payable based on performance achieved by the Winterfell portfolio during the year ended December 31, 2024, and, as a result, accrued an estimated reserve of $6.0 million as of December 31, 2024. During the three months ended March 31, 2025, we increased the estimated reserve by $1.1 million as a result of performance achieved by the Winterfell portfolio during the three months ended March 31, 2025.
Properties Sold
In our operating investments segment, in January 2025, we sold the remaining property within the Rochester portfolio managed by Watermark. The sale generated net proceeds totaling $6.6 million after transaction costs. We continue to have legal ownership of seven seniors housing properties, or the Rochester Sub-Portfolio, securing seven individual mortgage notes payable, or the Rochester Sub-Portfolio Loan, which were placed into a receivership in October 2023. We continue to work with the receiver and its advisors to facilitate an orderly transition of the ownership of the properties.
Our net lease investments segment included four ALF properties located in New York, or the Arbors portfolio, operated by Arcadia Management under net leases, which was sold in January 2025. The sale generated net proceeds of $1.2 million, after the repayment of outstanding borrowings of $79.1 million and transaction costs. Since February 2021, the operator failed to remit rent in full and comply with other contractual terms of its lease agreements, which resulted in a default under the operator’s leases. The sale allowed us to repay all outstanding borrowings in advance of a February 2025 debt maturity and exit an underperforming portfolio with a defaulted lease.
Unconsolidated Investments
As of March 31, 2025, our remaining unconsolidated investment with ongoing operations is our 20.0% minority interest in Solstice, the management platform formed with affiliates of ISL to exclusively manage one of our operating investments, the Winterfell portfolio.

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
During the three months ended March 31, 2025, we recorded impairment losses on our operating real estate totaling $0.1 million for property damage sustained by a facility within the Winterfell portfolio. During the three months ended March 31, 2025, we did not record impairment on our investments in unconsolidated ventures.
Accumulated impairment losses totaled $130.7 million for operating real estate that we continue to hold as of March 31, 2025. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional information regarding impairment recorded in prior years.

Results of Operations
Comparison of the three months ended March 31, 2025 to March 31, 2024 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	%
Property and other revenues
Resident fee income	$13,436	$12,296	$1,140	9.3%
Rental income	36,834	35,559	1,275	3.6%
Other revenue	3,291	897	2,394	266.9%
Total property and other revenues	53,561	48,752	4,809	9.9%
Expenses
Property operating expenses	33,943	33,381	562	1.7%
Interest expense	10,847	12,862	(2,015)	(15.7)%
Transaction costs	2,399	16	2,383	NM
General and administrative expenses	2,858	3,327	(469)	(14.1)%
Depreciation and amortization	8,092	8,901	(809)	(9.1)%
Impairment loss	64	456	(392)	(86.0)%
Total expenses	58,203	58,943	(740)	(1.3)%
Other income (expense), net	—	1,000	(1,000)	(100.0)%
Gain (loss) on investments and other	11,610	150	11,460	NM
Equity in earnings (losses) of unconsolidated ventures	—	1,014	(1,014)	(100.0)%
Income tax expense	(20)	(20)	—	—%
Net income (loss)	$6,948	$(8,047)	$14,995	186.3%
Rochester Sub-Portfolio
In October 2023, as a result of the payment default in July 2023 on the Rochester Sub-Portfolio Loan, Fannie Mae, as the lender, filed a complaint seeking the appointment of a receiver and foreclosure on the Rochester Sub-Portfolio and to enforce its rights in its collateral under the loan documents. On October 30, 2023, the properties underlying the Rochester Sub-Portfolio Loan were placed into a receivership. Although we continue to have legal ownership of the Rochester Sub-Portfolio until transferred to Fannie Mae or its designee, the receiver now has effective control of the properties and, as of the date of the receivership order, we discontinued recognizing revenues and expenses related to the Rochester Sub-Portfolio and derecognized the properties and related assets from our financial statements. However, until legal ownership of the Rochester Sub-Portfolio is transferred through a sale or foreclosure and the associated debt extinguished, we continue to recognize liabilities associated with the Rochester Sub-Portfolio Loan.
Total Property and Other Revenues
The following table presents total property and other revenues (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	%
ILF properties	$36,689	$33,679	$3,010	8.9%
ALF/MCF properties	13,436	12,259	1,177	9.6%
Same store subtotal	50,125	45,938	4,187	9.1%
Properties sold	145	1,917	(1,772)	(92.4)%
Other revenue	3,291	897	2,394	266.9%
Total property and other revenues	$53,561	$48,752	$4,809	9.9%
On a same store basis, property and other revenues increased $4.2 million during the three months ended March 31, 2025, as compared to the corresponding period of the prior year. Revenues generated by our operating properties increased as a result of improved occupancy and higher market rates for new residents and in-place rates for existing residents. Other revenue, which consists of interest earned on cash and cash equivalents, increased during the three months ended March 31, 2025, as compared to the corresponding period of the prior year, due to higher cash balances.

Property Operating Expenses
The following table presents property operating expenses (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	%
ILF properties	$22,989	$22,738	$251	1.1%
ALF/MCF properties	9,657	9,355	302	3.2%
Same store subtotal	32,646	32,093	553	1.7%
Winterfell Manager Incentive Fee	1,103	—	1,103	NA
Properties sold	194	1,288	(1,094)	(84.9)%
Total property operating expenses	$33,943	$33,381	$562	1.7%
On a same store basis, operating expenses increased $0.6 million during the three months ended March 31, 2025, as compared to the corresponding period of the prior year. The increase was primarily due to higher wages and benefits, food and beverage and utilities costs, which was partially offset by lower insurance premiums and repairs and maintenance costs.
During the three months ended March 31, 2025, we increased the estimated reserve related to the Incentive Fee payable to the Winterfell manager by $1.1 million. For additional information, refer to “—Our Investments.”
Interest Expense
The following table presents interest expense incurred on our borrowings (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	%
ILF properties	$6,203	$6,973	$(770)	(11.0)%
ALF/MCF properties	1,554	1,563	(9)	(0.6)%
Same store subtotal	7,757	8,536	(779)	(9.1)%
Rochester Sub-Portfolio	2,805	3,095	(290)	(9.4)%
Properties sold	285	1,231	(946)	(76.8)%
Total interest expense	$10,847	$12,862	$(2,015)	(15.7)%
On a same store basis, interest expense decreased $0.8 million during the three months ended March 31, 2025, as compared to the corresponding period of the prior year. Interest expense on our fixed-rate debt declined as a result of continued principal amortization and a decrease in the average mortgage notes principal balances, as compared to the corresponding period of the prior year.
Interest expense for the Rochester Sub-Portfolio Loan decreased during the three months ended March 31, 2025, as compared to the corresponding period of the prior year, due to a lower Secured Overnight Financing Rate, or SOFR. We continue to recognize default interest, which commenced in July 2023 and will continue to accrue until the loan is extinguished.
Transaction Costs
Transaction costs increased $2.4 million during the three months ended March 31, 2025, as compared to the corresponding period of the prior year. During the three months ended March 31, 2025, transaction costs consisted primarily of legal and professional fees incurred in connection with the Merger. For additional information regarding the Merger, refer to “—Overview.” During the three months ended March 31, 2024, transaction costs consisted primarily of legal and professional fees incurred for corporate strategic initiatives.
General and Administrative Expenses
Corporate cost savings of $0.5 million were realized during the three months ended March 31, 2025, as compared to the corresponding period of the prior year, primarily due to lower audit related costs and employee compensation expense.

Depreciation and Amortization
The following table presents depreciation and amortization (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	%
ILF properties	$6,493	$6,213	$280	4.5%
ALF/MCF properties	1,599	1,608	(9)	(0.6)%
Same store subtotal	8,092	7,821	271	3.5%
Properties sold	—	1,080	(1,080)	(100.0)%
Total depreciation and amortization	$8,092	$8,901	$(809)	(9.1)%
On a same store basis, depreciation and amortization expense increased $0.3 million during the three months ended March 31, 2025, as compared to the corresponding period of the prior year, primarily as a result of additional capital improvements completed at the facilities within our Winterfell portfolio.
Impairment Loss
For the three months ended March 31, 2025, we recorded impairment losses on our operating real estate totaling $0.1 million for property damage sustained by a facility within the Winterfell portfolio.
For the three months ended March 31, 2024, we recorded impairment losses on our operating real estate totaling $0.5 million to reflect the market value of a land parcel within the Rochester portfolio designated as held for sale and for property damage sustained by facilities within the Winterfell and Aqua portfolios.
Other Income (Expense), Net
For the three months ended March 31, 2025, we did not recognize other income or other expense. For the three months ended March 31, 2024, other income consisted of a consent fee received from the majority partner of the Trilogy joint venture.
Gain (Loss) on Investments and Other
During the three months ended March 31, 2025, we recognized gains on the sale of operating real estate, which totaled $11.7 million. The gains on sales were partially offset by losses recognized on a mortgage interest rate cap.
During the three months ended March 31, 2024, we recognized a gain on an insurance settlement within our Winterfell portfolio. The gain was partially offset by net losses recognized on mortgage interest rate caps.
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents the equity in earnings (losses) of our unconsolidated ventures (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2025	2024	Amount	%
Solstice	$—	$(38)	$38	(100.0)%
Trilogy	—	1,052	(1,052)	100.0%
Total equity in earnings (losses)	$—	$1,014	$(1,014)	100.0%
We did not recognize equity in earnings (losses) during the three months ended March 31, 2025, as compared to $1.0 million of earnings recognized during the corresponding period of the prior year, as a result of the sale of our ownership interest in Trilogy on September 20, 2024.

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
The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO attributable to common stockholders (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Funds from operations:
Net income (loss) attributable to NorthStar Healthcare Income, Inc. common stockholders	$7,013	$(7,932)
Adjustments:
Depreciation and amortization	8,092	8,901
Depreciation and amortization related to non-controlling interests	(22)	(33)
Depreciation and amortization related to unconsolidated ventures	—	4,042
(Gain) loss from sales of property	(11,735)	38
Gain (loss) from sales of property related to non-controlling interests	21	(1)
Impairment losses of depreciable real estate	64	456
Impairment loss on real estate related to non-controlling interests	—	(3)
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$3,433	$5,468
Modified funds from operations:
Funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$3,433	$5,468
Adjustments:
Transaction costs	2,399	16
Amortization of premiums, discounts and fees on investments and borrowings	375	1,005
(Gain) loss on investments and other	125	(188)
Adjustments related to unconsolidated ventures(1)	—	480
Adjustments related to non-controlling interests	(4)	(7)
Modified funds from operations attributable to NorthStar Healthcare Income, Inc. common stockholders	$6,328	$6,774
_______________________________________
(1)Primarily our proportionate share of liability extinguishment gains and losses, loan loss reserves, transaction costs and amortization of above/below market debt adjustments, straight-line rent adjustments, impairment of goodwill, debt and deferred financing costs, recorded by the joint ventures of our investments in unconsolidated ventures.
Net Operating Income
We believe NOI provides useful information to stockholders and provides our management with a performance measure to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. We define NOI as property and other revenues, less property operating expenses. Refer to “—Results of Operations” for additional information on NOI and same store NOI. We define same store as our investments, excluding properties sold as of March 31, 2025, the Rochester Sub-Portfolio and the estimated expense accrued for the Incentive Fee payable to the Winterfell manager.
The following table reconciles net income (loss), computed in accordance with U.S. GAAP, to NOI (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$6,948	$(8,047)
Adjustments:
Income tax expense	20	20
Equity in (earnings) losses of unconsolidated ventures	—	(1,014)
(Gain) loss on investments and other	(11,610)	(150)
Other (income) expense, net	—	(1,000)
Impairment loss	64	456
Depreciation and amortization	8,092	8,901
General and administrative expenses	2,858	3,327
Transaction costs	2,399	16
Interest expense	10,847	12,862
Net operating income	$19,618	$15,371

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
As of May 5, 2025, we had approximately $335.2 million of unrestricted cash, a significant portion of which has been placed in interest yielding money market funds invested in short-term U.S. government securities. We currently believe that our capital resources are sufficient to meet our capital needs for the next 12 months.
Cash From Operations
We primarily generate cash flow from operations through net operating income from our operating properties. Net cash provided by operating activities was $7.3 million for the three months ended March 31, 2025.
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
During the three months ended March 31, 2025, we paid $4.1 million and $8.0 million in recurring, scheduled principal and interest payments, respectively, on borrowings.
We have $610.5 million of borrowings that mature in 2026, including $566.5 million of borrowings collateralized by our Winterfell portfolio. We may be unable to extend or refinance these borrowings without a significant pay down of existing loan balances. Our ability to refinance these borrowings and/or sell assets will be significantly impacted by market conditions, over which we have no control. Further, given the nature of our assets and the materiality of this portfolio, we may not be able to respond quickly to changes in market conditions.
Our charter limits us from incurring borrowings that would exceed 300.0% of our net assets. We cannot exceed this limit unless any excess in borrowing over such level is approved by a majority of our independent directors. We would need to disclose any such approval to our stockholders in our next quarterly report along with the justification for such excess. An approximation of this leverage limitation is 75.0% of our assets, other than intangibles, before deducting loan loss reserves, other non-cash reserves and depreciation. As of March 31, 2025, our leverage was 53.2% of our assets, other than intangibles, before deducting non-cash reserves and depreciation.
For additional information regarding our borrowings, including principal repayments, timing of maturities and loans currently in default, refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Note 5, “Borrowings” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”
Capital Expenditures Activities
We are responsible for capital expenditures for our seniors housing properties. We have made significant investments in capital expenditures to increase operating income and enhance the overall value of certain properties and in order to maintain market position, functional and operating standards. We will continue to invest going forward, although we expect aggregate spending to be less than prior years. Further, the Merger Agreement contains restrictions on our ability to make certain capital expenditures. During the three months ended March 31, 2025, cash used for capital expenditures at our investments totaled $1.5 million.
Realization and Disposition of Investments
We pursue dispositions of assets and portfolios where we believe the disposition will achieve a desired return or strategic outcome, improve our liquidity position and generate value for stockholders.
The sales of our seniors housing investments completed during the three months ended March 31, 2025 generated net proceeds of approximately $7.8 million after the repayment of outstanding borrowings and transaction costs. Refer to “—Key Dispositions and Liquidity Update” for additional information.

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
Cash Flows
The following presents a summary of our consolidated statements of cash flows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
Cash flows provided by (used in):	2025	2024
Operating activities	$7,262	$927	$6,335
Investing activities	85,670	8,647	77,023
Financing activities	(83,489)	(15,337)	(68,152)
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,443	$(5,763)	$15,206
Operating Activities
Net cash provided by operating activities improved from $0.9 million for the three months ended March 31, 2024 to $7.3 million for the three months ended March 31, 2025, primarily due to increases in occupancy and rates at our operating investments resulting in higher rent and resident fees collected.
Investing Activities
Our cash flows from investing activities are primarily proceeds from investment dispositions, net of any capital expenditures. Net cash provided by investing activities increased from $8.6 million for the three months ended March 31, 2024 to $85.7 million for the three months ended March 31, 2025, primarily due to increased property sales activity during the three months ended March 31, 2025, as compared to the corresponding period of the prior year.
Financing Activities
Our net cash from financing activities are primarily principal amortization and repayment of our mortgage notes payable. Net cash used in financing activities increased from $15.3 million for the three months ended March 31, 2024 to $83.5 million for the three months ended March 31, 2025, primarily due to the repayment of $79.1 million of outstanding mortgage principal balances for the four net lease properties in the Arbors portfolio.
Off-Balance Sheet Arrangements
As of March 31, 2025, we are not dependent on the use of any off-balance sheet financing arrangements for liquidity. We have made investments in unconsolidated ventures. Refer to Note 4, “Investments in Unconsolidated Ventures” in Part I, Item 1. “Financial Statements.” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.

Distributions Declared and Paid
From inception through March 31, 2025, we declared $530.9 million in distributions and generated cumulative FFO of $205.0 million. From April 5, 2013, the date of our first investment, through December 31, 2017, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.675 per share of our common stock. In order to better align the distribution with anticipated cash flows from operations, beginning in January 1, 2018 through January 31, 2019, we paid monthly distributions in an amount that was equivalent to an annualized distribution of $0.3375 per share of our common stock. Effective February 1, 2019, our Board stopped recurring distributions in order to preserve capital and liquidity. In May 2022, we paid a special distribution in the amount of $0.50 per share of our common stock. During the three months ended March 31, 2025, we did not declare any distributions to stockholders.
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
Investments in Joint Ventures
Solstice, the manager of our Winterfell portfolio, is a joint venture between affiliates of ISL, which owns 80.0%, and us, which owns 20.0%. For the three months ended March 31, 2025, we recognized property management fees and other incentive fees expense totaling $3.0 million to Solstice related to the Winterfell portfolio.
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
The following table presents a summary of our borrowings as of March 31, 2025 (dollars in thousands):

Borrowing Type	Loan Count	Interest Rate(1)	Principal Outstanding	% of Outstanding Debt
Fixed-rate debt	37	4.2%	$631,473	81.3%
Floating-rate debt	2	7.0%	43,959	5.7%
Rochester Sub-Portfolio Loan(2)	7	10.8%	99,786	13.0%
Total/Weighted Average	46	5.2%	$775,218	100.0%
_______________________________________
(1)Represents the weighted average interest rate effective as of March 31, 2025. The interest rate on our floating-rate debt reflects the rate before the impact the interest rate cap in place. The interest rate on the Rochester Sub-Portfolio Loan includes the additional default interest rate of 4%, which commenced in July 2023 and will continue to accrue until the loan is extinguished.
(2)The Rochester Sub-Portfolio Loan is comprised of seven individual floating-rate mortgage notes payable in payment default, cross-collateralized and subject to cross-default, secured by five ILFs and two ALFs, which have been placed into a receivership.
When borrowing at variable rates, we seek the lowest margins available and evaluate hedging opportunities. The interest rate on our floating-rate borrowings is a fixed spread over an index such as SOFR and typically reprices every 30 days. For our floating-rate borrowings, we have entered into interest rate caps that involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium. As of March 31, 2025, excluding the Rochester Sub-Portfolio Loan, one of our two floating-rate loans is hedged with a contract in place through the third quarter of 2025 and had an effectively capped interest rate of 5.6%. Based on market interest rates of March 31, 2025, a hypothetical 100 basis point increase on the interest rate for our floating-rate loan without an interest rate cap in place would increase our interest expense by $0.3 million.
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
We did not repurchase any shares of common stock during the three months ended March 31, 2025.
Unregistered Sales of Equity Securities
We did not issue any shares of common stock during the three months ended March 31, 2025.
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
3.1
Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (File No. 333-170802) and incorporated herein by reference)

3.2
Certificate of Correction of the Articles of Amendment and Restatement of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference)

3.3
Fourth Amended and Restated Bylaws of NorthStar Healthcare Income, Inc. (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference)

2.1^
Agreement and Plan of Merger, dated as of January 29, 2025, by and among NorthStar Healthcare Income, Inc., Compound Holdco LLC, Compound Merger Sub LLC and Welltower OP LLC (filed as Exhibit 2.1 to the Company’s Current Report on 8-K filed on January 30, 2025 and incorporated herein by reference)

10.1*	Gross-Up Agreement, dated as of January 29, 2025, by and between NorthStar Healthcare Income, Inc. and Kendall Young
10.2*	Gross-Up Agreement, dated as of January 29, 2025, by and between NorthStar Healthcare Income, Inc. and Ann Harrington
10.3*	Best-Net Cut-Back Agreement, dated as of January 29, 2025, by and between NorthStar Healthcare Income, Inc. and Nicholas Balzo
31.1*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

______________________________________________________
*    Filed herewith
**    Furnished herewith
^    Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Healthcare Income, Inc.
Date:	May 8, 2025	By:	/s/ KENDALL K. YOUNG
			Name:	Kendall K. Young
			Title:	Chief Executive Officer, President and Director

		By:	/s/ NICHOLAS R. BALZO
			Name:	Nicholas R. Balzo
			Title:	Chief Financial Officer and Treasurer